Form 10KSB40
period 1996-12-31
ELECTRONIC PROCESSING INC
filed 1997-03-28
CIK 1027207

--------------------------------------------------------------------------------
                                                                          Page 1
--------------------------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                                     FORM 10-KSB

                 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

               [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER 0-22081

                        --------------------------------------

                             ELECTRONIC PROCESSING, INC.
                    (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

         Missouri                                48-1056429
(State or Other Jurisdiction of        (IRS Employer Identification Number)
Incorporation or Organization)

                  501 Kansas Avenue, Kansas City, Kansas 66105-1300
                       (Address of Principal Executive Office)
                                     913-321-6392
                             (Issuer's Telephone Number)

            Securities Registered Under Section 12(b) of the Exchange Act:

                                         None

            Securities Registered Under Section 12(g) of the Exchange Act:

                           Common Stock, Without Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been
subject to such filing requirements for the past 90 days.  Yes       No  X
                                                              ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 1996 are $6,319,192

The aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the OTC bulletin board) on March 17, 1997 was approximately
$6,244, 590. As of March 17, 1997 there were 3,400,000 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
                                                                          Page 2
--------------------------------------------------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE
                                         NONE


                                        PART I


ITEM 1.  DESCRIPTION OF BUSINESS


     Electronic Processing, Inc. ("EPI" or the "Company") serves a national client base with specialty products that facilitate financial and administrative aspects of bankruptcy management, including legal noticing, claims management, funds distribution and government reporting. The Company develops, markets, licenses and supports internally developed and proprietary software products primarily to trustees under Chapter 7 and Chapter 13 of the Bankruptcy Code of 1978, as amended (the "Bankruptcy Code"), as well as to other users of the federal bankruptcy system, including trustees in Chapter 11 and Chapter 12. EPI assimilates software development, network operations, value-added services and comprehensive post-installation support into an integrated environment that offers clients a high level of coordinated support.

     Between 1993 and 1996, the Company concentrated on developing software and systems compatible with current technologies and recruited a management team experienced in bankruptcy management and software development. During this time the Company concentrated on developing and upgrading its Chapter 7 and Chapter 13 products to be compatible with current software operating environments. In 1996, the Company introduced its TCMS Chapter 7 Windows95/Windows NT 4 based system. In late 1996, the Company completed testing of CASEPOWER, a new PC-based Windows95/Windows NT 4 Chapter 13 product, designed to replace the Company's MIDRANGE Chapter 13 product, which was based on IBM mini-computer AS/400 technology.

INDUSTRY OVERVIEW

     Title 11 of the U.S. Code establishes federal law governing bankruptcies. The participants in a bankruptcy proceeding include the debtor, the creditors, and a trustee, as well as the presiding judge. The trustee acts as an intermediary between the debtor and the creditors and is responsible for administering the bankruptcy case. The end user clients of the Company's products are TRUSTEES, not individual debtors or creditors.

     The United States Trustee's office, a division of the Justice Department, oversees bankruptcy trustees and establishes administrative rules concerning trustees' activities. Local bankruptcy judges also direct trustees' activities and have a high level of authority in a bankruptcy case. The trustees' activities are guided by the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, the trustee handbooks developed by the United States Trustee, and local rules established by the courts.

     There are five chapters of the Bankruptcy Code that define various configurations of bankruptcy cases:

          Chapter 7 - Liquidation

          Chapter 9 - Reorganization of Municipality

          Chapter 11 - Reorganization of Corporation

          Chapter 12 - Reorganization of Family Farm

          Chapter 13 - Reorganization of Individual Debt

     The Company believes that Chapter 7 and Chapter 13 are the most attractive sectors in the bankruptcy

--------------------------------------------------------------------------------
                                                                          Page 3
--------------------------------------------------------------------------------

industry to which it can provide service and has developed a strategic plan accordingly. There are significantly fewer filings in Chapter 9 and Chapter 12 than in Chapters 7 and 13, and the industry analysts note that Chapter 11 filings have decreased as distressed organizations increasingly make private arrangements with their creditors for payment of debt.

     Chapter 7 and Chapter 13 bankruptcies serve different purposes and require different services and information. Chapter 7 of the Bankruptcy Code provides for liquidation of the assets of the debtor (which can be an individual, partnership or corporation) and for the disbursement of the resulting cash proceeds to the creditors. Chapter 13 provides for adjustments of debt whereby the debtor makes regular payments to the trustee, who in turn disburses the collected funds to the creditors. Assets are not liquidated in Chapter 13.

     Bankruptcy trustees in Chapters 7 and 13 are appointed by the United States Trustee. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. Bankruptcy trustees in Chapter 7 and Chapter 13 cases are charged with managing the administrative aspects of liquidation or reorganization bankruptcies. The trustee's primary responsibilities include collecting funds from the debtor (Chapter 13) or liquidating the debtor's assets (Chapter 7), distributing the collected funds to creditors pursuant to the orders of the bankruptcy court, and preparing regular status reports, including financial updates, for the United States Trustee and for the bankruptcy court. Trustees typically are attorneys or certified public accountants and manage many different bankruptcy cases simultaneously. A trustee client uses an EPI product to manage an entire caseload; the Company does not contract with trustees to manage specific individual cases. The Company estimates that Chapter 13 trustees typically manage over one thousand cases simultaneously and that Chapter 7 trustees can manage over one hundred cases simultaneously. It is possible for a given individual trustee to have caseloads in both Chapter 7 and Chapter 13 bankruptcies, but normally a trustee will specialize in one or the other.

     CHAPTER 7 BANKRUPTCY TRUSTEES

     For Chapter 7 liquidation bankruptcy, each region of the country has a rotating "panel" of trustees. Because Chapter 7 comprises the overwhelming majority of bankruptcies, multiple trustees are required in most parts of the country to accommodate the caseload. As assets are liquidated and the first funds are received in each asset case, the trustee opens bank accounts for the case. In Chapter 7, each case must have its own bank accounts so that interest earned can be segregated. Because asset liquidation and litigation regarding the case may be a lengthy process, the trustee will deposit cash proceeds into an interest-bearing account for the benefit of the creditors who will eventually receive distributions. Typically, the trustee makes a single distribution at the conclusion of the case. The administration of a Chapter 7 case can take several years.

     CHAPTER 13 BANKRUPTCY TRUSTEES

     There are fewer filings in Chapter 13 (individual debt reorganization) than in Chapter 7 (liquidation), so most areas of the country have a single standing Chapter 13 trustee who administers all Chapter 13 filings rather than the "panel" configuration associated with Chapter 7. In certain areas of the country, the trustee is responsible for sending various notices to the debtor, debtor's attorney, clerk of the court, United States Trustee and each creditor indicating that the case has been filed. Because the debtor's assets are NOT liquidated under Chapter 13, the trustee analyzes the debtor's income and expenses and directs the debtor to make regular cash payments to the trustee according to the court-approved plan of reorganization. Each month, the trustee disburses the monies received from the debtor to eligible creditors according to the plan. The trustee must provide regular status reports to the United States Trustee. Every six months, the trustee must also prepare a detailed ledger of financial activity in each bankruptcy case and mail it to each debtor and debtor's attorney. Chapter 13 reorganizations usually last between thirty-six and sixty months. Upon conclusion of the case, the trustee must submit a final report to the bankruptcy court outlining the financial history of the case.

MARKET CONDITIONS

     The Company estimates that there are approximately $2 billion in cash proceeds being administered in

--------------------------------------------------------------------------------
                                                                          Page 4
--------------------------------------------------------------------------------

Chapter 7 by approximately 1,200 trustees. The Company estimates there are approximately 550,000 cases pending in Chapter 13 managed by approximately 180 standing Chapter 13 trustees.



     MARKET CONDITIONS IN CHAPTER 7

     The Company believes that there are favorable market conditions for its Chapter 7 product and services. Since the introduction of TCMS for Windows95 in January 1996, the Company has successfully entered new key strategic markets, including California and New York, two of the largest national bankruptcy markets. The Company has also successfully entered other key metropolitan areas and believes that these initial accounts will facilitate significant additional sales. In November 1996, the Company began releasing a new enhanced version of the software, TCMS version 2.0, that incorporates substantial new features that the Company believes are unique in the marketplace. These features include an internal auditor, e-mail enabled import/export, account receivable management, a rapid posting module and a rapid case set-up module.

     MARKET CONDITIONS IN CHAPTER 13

     In October 1994, Congress passed the Bankruptcy Reform Act of 1994 (the "Reform Act"). Among the changes enacted was an increase in the debt ceiling, or "cap," that establishes an individual's eligibility to file Chapter 13 bankruptcy. The Reform Act raised the debt cap from $350,000 to $1,000,000. If the cap is exceeded, the individual must file a Chapter 7 liquidation bankruptcy or a small Chapter 11. The Company believes the increase in the Chapter 13 debt cap expands the pool of eligible debtors in Chapter 13 and potentially increases the number of Chapter 13 filings.

PRODUCTS

     The Company's existing products include TCMS (Trustee Case Management System) for Chapter 7, and MIDRANGE for Chapter 13. The Company plans to begin selling a new Chapter 13 product, CASEPOWER, in early 1997. The TCMS product can also track Chapter 11 cases, and the MIDRANGE/CASEPOWER products can also track Chapter 12 cases. The Company produces its software applications internally with a full time staff of professional software developers.

CHAPTER 7 PRODUCTS

     The Company's Chapter 7 product assists trustees to manage liquidation bankruptcies, whereby the trustee liquidates the debtor's assets and disburses the resulting funds to creditors.

     CURRENT CHAPTER 7 PRODUCT: TCMS

     TCMS (Trustee Case Management System) is a Windows95/Windows NT 4 based package of proprietary software, computer equipment and support services offered to Chapter 7 trustees through a national marketing arrangement with NationsBank. TCMS provides easy-to-use modules for asset management, financial record keeping and claims administration. An electronic banking link developed by the Company gives users an automated mechanism for entering banking transactions, and an electronic court interface allows users to download claim information into the trustee's database automatically.

     A typical TCMS system is provided to the end-user trustee client without direct charge and includes the following products and services: (i) a license to use the proprietary TCMS software and subsequent upgrades; (ii) computer hardware, laser printer, modem, tape backup and operating software, which are returned to EPI if the trustee's bankruptcy deposits leave the bank designated by EPI; (iii) database conversion from previous computer system;
(iv) configuration and installation of hardware by EPI personnel; (v) on-site software training; (vi) customization of reports conforming to local bankruptcy court regulations; (vii) toll-free customer service; and (viii) remote diagnostics. The Company's revenues are based upon the total funds kept on deposit. See "Pricing -

--------------------------------------------------------------------------------
                                                                          Page 5
--------------------------------------------------------------------------------

Chapter 7 Pricing."

     SOFTWARE FEATURES

     The TCMS software streamlines administrative tasks associated with Chapter 7 liquidation bankruptcies. Most trustees use the system on a daily basis for record keeping and to meet reporting requirements.

          ASSET MANAGEMENT. As assets are identified, the trustee enters them into TCMS through a convenient spreadsheet-like interface. The system automatically tracks the remaining values of assets as they are liquidated and provides a summary overview of properties within each case.

          BANKING. An online banking module developed by the Company allows the trustee to open and close bank accounts electronically as well as to enter funds transfers. Simple to sophisticated financial transactions can be recorded on an online computer screen that resembles a personal check register. The system prepares MICR encoded laser checks and deposit slips on demand.

          CLAIMS ADMINISTRATION. TCMS categorizes each claim by class and desired priority level for distribution. Distribution checks are calculated and printed automatically, and all financial ledgers are updated. An extensive library of financial reports provides detailed information for each case. A proprietary feature allows information to be downloaded from the court into the trustee's database.

          CALENDARING AND DOCKETING. Key events in asset cases are posted automatically to a central trustee's calendar that can be printed regularly. The software automatically schedules tasks required to close cases in a timely fashion.

          CUSTOMIZED DISTRICT REPORTS. EPI utilizes OLE (object linking and embedding) and ActiveX technology and the Microsoft Word for Windows95 word processing program to custom tailor final reports and final accounts for each district where TCMS is marketed. Preparing these documents has traditionally been one of the most time consuming tasks in Chapter 7 case administration. With TCMS, trustees can quickly generate a fully formatted, polished report with all figures calculated and filled in.

          180 DAY REPORTS. The United States Trustee requires the trustee to submit detailed status reports for each case every six months in a very specific reporting format. TCMS prints these reports in compliance with the most recent regulations.

CHAPTER 13 PRODUCTS

     The Company's Chapter 13 products assist trustees to manage individual reorganization bankruptcies, whereby the debtor makes payments to the trustee, who in turn disburses the funds to creditors:

     CURRENT CHAPTER 13 PRODUCT: MIDRANGE

     MIDRANGE is based on IBM mini-computer AS/400 technology and uses the Company's proprietary software to assist Chapter 13 trustees managing databases containing from approximately 500 to over 10,000 active bankruptcies simultaneously. Because Chapter 13 bankruptcy cases typically undergo thirty-six to sixty consecutive monthly distributions, Chapter 13 is considerably more transaction intensive and paperwork intensive than Chapter 7, where a single distribution is normally made at the end of the case. Chapter 13 trustee clients out-source various activities to EPI to facilitate the preparation of large output jobs.

     Processing and report printing functions are divided between the client-site AS/400 installation and EPI's data center in Kansas City. The MIDRANGE is installed in a multi-user configuration that allows each member of the trustee's office staff to access the database and enter transactions throughout the business day. The trustee's live database resides in his or her office. The size of a Chapter 13 trustee's office staff varies proportionally with the

--------------------------------------------------------------------------------
                                                                          Page 6
--------------------------------------------------------------------------------

caseload managed. Therefore, MIDRANGE installations vary in size from three workstations to over twenty workstations.

     The trustee's office staff enters financial information into the MIDRANGE, including cash receipts, financial adjustments and payment instructions for each claim. EPI's proprietary program logic interprets a wide variety of court-directed payment scenarios and consolidates them into easy-to-understand codes that are entered by users. Daily reports and customized inquiries can be requested and printed inside the trustee's office.

     At the end of each month, the trustee forwards a copy of the database to EPI in Kansas City. EPI prints distribution checks for each eligible creditor and prepares detailed laser output for every case in the database as a billable service. Checks and reports are shipped overnight back to the trustee for inspection, approval and mailout.

     In certain parts of the country, the Chapter 13 trustee is responsible for noticing parties-in-interest of key developments in each bankruptcy case, including the setting of the mandatory first meeting of creditors. The Company's MIDRANGE software automates this meeting notice for the trustees. Other events that may be noticed through the MIDRANGE include motions to dismiss the case, reset notices, correcting notices and motions to allow claims. The MIDRANGE software provides an optional noticing module that receives relevant input from the office staff. Alternatively, trustees may purchase data entry services from EPI and forward original documents to Kansas City for keying. Each evening, EPI's data center receives a modem transmission of daily noticing activity from the client-site AS/400. EPI prints and reviews the notices, inserts them into envelopes and mails them the next day. Trustees are billed directly for noticing services based upon the number of documents generated.

     Some bankruptcy courts require additional information, such as a photocopy of the plan of reorganization, to be included with the notice. EPI offers such document reproduction and assembly services to trustees at an additional charge.

     SOFTWARE FEATURES

     The MIDRANGE software helps trustees manage administrative aspects of Chapter 13 bankruptcy. The trustee and office staff typically use the system each day to monitor activity in their caseload.

          NOTICING. When new cases are entered on the MIDRANGE system, the EPI data center in Kansas City can extract relevant information and prepare mandatory first meeting of creditors notices for each case. Subsequent forms, such as reset notices, correcting notices, motions to allow claims, motions to allow additional claims and motions to dismiss, can also be selected and prepared through the system.

          CASE MANAGEMENT. The MIDRANGE stores and monitors key dates, names, addresses and text notes for every case in the system. A variety of retrieval mechanisms enable users to view case information from various perspectives.

          FINANCIAL HISTORY. The office staff enters cash receipts and financial adjustments in the system as part of the daily bank deposit. The MIDRANGE updates the balances in each case and summarizes the day's financial transactions. Each month, the MIDRANGE prepares a single-page summary of the receipts and disbursements in every case.

          MONTHLY DISTRIBUTION. The MIDRANGE's advanced distribution logic interprets payment orders from the bankruptcy court. Several different payment methodologies (e.g., pro rata, fixed monthly payment, per capita, etc.) may be spread over 99 separate distribution priority levels. Individual checks or voucher checks can be printed for each creditor. Claims having objections filed on them can continue to accrue distributions without releasing funds until the objection has been settled.

          INQUIRY. Chapter 13 offices receive a multitude of outside inquiries each day from creditors' and debtors' attorneys. The Midrange provides instantaneous inquiry access to the financial status of

--------------------------------------------------------------------------------
                                                                          Page 7
--------------------------------------------------------------------------------

         each debtor and claim in the system. An optional creditor dial-in system gives outside parties inquiry access only to the system through a modem connection.


     NEW CHAPTER 13 PRODUCT: CASEPOWER

     The Company has developed a new PC-based Windows95/Windows NT 4 Chapter 13 product, CASEPOWER, that is intended to replace the existing MIDRANGE mini-computer-based product. The Company tested this product in a trustee's office from early 1996 and concluded such testing in the fourth quarter of 1996. CASEPOWER is scheduled for general release in early 1997. CASEPOWER is constructed on client-server architecture, whereby intelligent desktop devices receive and transmit data and applications to and from file servers. The database uses the Oracle7 database engine. The front end interface runs under Microsoft Windows95 and therefore takes advantage of a graphical user interface
(GUI), which the Company believes has yet to be introduced in the mass
Chapter 13 market.

     CASEPOWER incorporates several advanced technologies that the Company believes enhance its marketability. These include document imaging, bar coding, audio and video instruction, speech recognition and outside creditor inquiry dial-in.

     With the CASEPOWER product, EPI has further simplified creditor distribution logic for the trustee and added important functions, including an interactive on-screen ledger that consolidates an entire bankruptcy case into a single window and a comprehensive docketing module that manages court appearances and key status changes in each bankruptcy case.

CHAPTER 7 MARKETING ARRANGEMENT

     On November 22, 1993, the Company established an exclusive national marketing arrangement with NationsBank of Texas, N.A. ("NationsBank"), a subsidiary of NationsBank Corporation, for its Chapter 7 products. In this marketing arrangement, EPI and NationsBank promote products and services to trustees in all states. Because Chapter 7 trustees are discouraged from incurring direct costs for computer services, it is essential for EPI to align with a bank or series of banks to earn revenues in Chapter 7. NationsBank Corporation, headquartered in Charlotte, North Carolina, is the fourth largest national banking company. The Company works in partnership with NationsBank Federal Government Banking Division based in Atlanta to market TCMS and NationsBank banking services as a package. Chapter 7 bankruptcy deposits are housed in Dallas, where NationsBank has established a customer service team to support trustees using EPI's products.

     The agreement with NationsBank does not have an expiration date. The termination clause stipulates that either party must provide the other 90 days' notice if it wishes to end the agreement. The Company believes its representatives have developed positive, close working relationships with their counterparts at NationsBank, and the Company believes that it will maintain this relationship. However, were the relationship with NationsBank to end, there is no assurance that the Company would be able to establish a new banking relationship or series of relationships with comparable terms.

     EPI holds the primary responsibility for developing all facets of the TCMS system and for driving the national sales and marketing effort. NationsBank personnel provide additional assistance in the marketing effort and are responsible for administering the banking services provided to the trustee clients.

     Through this arrangement, EPI has a continual revenue stream from its Chapter 7 operations. The structure of the marketing alliance assists NationsBank to build its deposit base in this market.

     The Company continues to support a limited number of trustee relationships through other banks that predate the exclusive agreement with NationsBank.

PRICING

--------------------------------------------------------------------------------
                                                                          Page 8
--------------------------------------------------------------------------------

     CHAPTER 7 PRICING

     Unlike Chapter 13, the application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustees from incurring direct administrative costs for computer expenses. All nationally marketed Chapter 7 systems are provided to trustees without direct billing to the trustee because of traditional market conventions. Clients typically choose systems based upon the capability of the software and the quality of technical support services. EPI has aligned with NationsBank to provide computer services to Chapter 7 trustees without direct charges to the Chapter 7 trustee under an arrangement whereby (1) EPI licenses its proprietary software to the trustee and furnishes hardware, conversion services, training and customer support, all at no cost to the trustee, (2) the trustee agrees to deposit with NationsBank the cash proceeds from all asset liquidations; and (3) NationsBank pays the Company a fee each month based upon the total deposits in the Chapter 7 bankruptcy portfolio.

     CHAPTER 13 PRICING

     The Company typically receives an initial licensing fee and conversion charge from the Chapter 13 trustee. It also receives monthly fees from each Chapter 13 trustee client based on the total number of cases in that trustee's database and the number of noticing documents generated. Variables affecting pricing for EPI Chapter 13 clients include the number of cases in the database, the type of equipment installed, the volume of noticing to be out sourced to EPI, and the level of support service selected by the trustee. EPI prepares individualized price quotes for each client.

SALES AND DISTRIBUTION

     The Company's products and services are marketed directly to trustees through on-site sales calls by the Company's internal sales department and, in the case of Chapter 7, by supporting representatives of NationsBank. Trustees make their own decisions for software and service providers. The Company believes that the most important factors in attracting business are the quality of the software products and the quality of the post-installation support.

     The Company's national sales manager is in the Kansas City headquarters and manages the internal sales force and acts as liaison with the NationsBank representatives. The Company estimates that a typical sales cycle, from identification of the client to the receipt of a trustee's agreement, lasts from two to four months.

     The Company's Chapter 7 and Chapter 13 service agreements with trustees typically include provisions for (i) descriptions of the products and services included in the agreement, (ii) a limited warranty and indemnification clauses,
(iii) the trustee's agreement to deposit funds with NationsBank (applicable in Chapter 7 only), and (iv) termination information.

     The Executive Office of the United States Trustee in Washington, D.C., regularly issues a directory of all current bankruptcy trustees. The Company obtains this directory as it is issued and uses it as its prospect list.

     The Company's sales representatives attend approximately eight bankruptcy trade shows annually. The Company conducts direct mail campaigns and advertises in trade journals to heighten its exposure and to stimulate sales.

COMPETITION

     The Company works in an industry with a limited number of Chapter 7 and Chapter 13 trustees. The Company estimates that there are approximately 550,000 pending Chapter 13 cases being managed by approximately 180 Chapter 13 trustees, and that there is approximately $2 billion on deposit by approximately 1,200 Chapter 7 trustees. There are several companies in the market all competing for sales from this finite group of customers, and some of the Company's competitors have substantially greater financial and marketing resources than does the Company. For its Chapter 7 product, the Company competes with the Chase Manhattan Bank and Union Bank of California, as well as other regional competitors in selected markets. For its Chapter 13 product, the Company competes with DCI Corporation of Memphis, Tennessee, a private company, and other competitors. Although the

--------------------------------------------------------------------------------
                                                                          Page 9
--------------------------------------------------------------------------------

Company believes that the requisite detailed knowledge of the bankruptcy system makes it difficult for new competitors to successfully enter the market, and there are presently a limited number of firms that offer services that directly compete with the Company's, there can be no assurance that other firms with resources significantly greater than the Company's will not enter the Company's industry. The Company's future financial performance will depend on its ability to maintain existing customer accounts and to attract business from customer accounts which are currently using a competitor's software product.

PROPRIETARY RIGHTS

     Historically, the Company has not protected its intellectual property rights through patents or formal copyright registration. It has relied on trade secret, copyright, and trademark law and non-disclosure agreements to establish and protect its proprietary rights in its products. The Company believes, however, that its financial performance will depend more upon the innovation, technological expertise and marketing abilities of its associates than upon such protection.

     There is no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. There is no assurance that intellectual property laws will protect the Company's intellectual property rights. In addition, litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringements. Such litigation could result in substantial costs and diversion of management and other resources and could have a material adverse effect on the Company's business, financial condition and results of operation.

EMPLOYEES

     The Company employs approximately 60 full-time employees, distributed as follows: (i) 6 in senior management; (ii) 14 in information services; (iii) 23 in client services/sales; (iv) 14 in support services; and (v) 3 in accounting. No Company employees are covered by collective bargaining agreements. The Company believes its relationships with its employees are good.


ITEM 2.  PROPERTIES

The Company's corporate offices are located in a 30,000-square-foot facility leased in Kansas City, Kansas. In connection with corporate growth and the development of new products, this facility has been recently renovated with additional office space. The Company believes that this facility will be adequate for use for at least the next full year. The leased facility is partially owned by a related party. See Item 12 "Certain Relationships and Related Transactions."

ITEM 3.  LEGAL PROCEEDINGS

The Company presently is not a party to any litigation, although it occasionally becomes involved in litigation arising in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS

No matters were submitted in the fourth quarter to a vote of security holders.

--------------------------------------------------------------------------------
                                                                         Page 10
--------------------------------------------------------------------------------

                                       PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

MARKET INFORMATION

The Company's Common Stock is traded on the Nasdaq SmallCap Market-TM- under the symbol "EPIQ." Trading in the Common Stock commenced on February 4, 1997, the date on which the Company closed the initial public offering of its Common Stock. Accordingly, there was no trading in the Common Stock during 1995 or 1996.

HOLDER

As of March 17, 1997, there were approximately 500 holders of record of the Common Stock.

DIVIDENDS

The Company elected to be treated as an S Corporation for federal and certain state income tax purposes commencing July 15, 1988. Unlike a C Corporation, an S Corporation is generally not subject to income tax at the corporate level. Instead, the S Corporation's income generally passes through to the stockholders and is taxed on their personal income tax returns. The Company terminated its status as an S Corporation and became a C Corporation as of February 4, 1997 (the "Termination Date"). After the Termination Date, the Company will no longer be treated as an S Corporation and will, accordingly, be fully taxable under federal and state income tax laws. The Company paid a final S Corporation distribution to present stockholders following termination of the Company's S Corporation status. It was previously agreed that this final S Corporation distribution would not exceed $250,000 and would represent the Company previously undistributed earnings only since January 1, 1996 through the Termination Date. The amount of this final S Corporation distribution was $250,000 and it was paid on March 6, 1997.

The Company made S Corporation distributions to its stockholders in 1995 and 1996 in the aggregate amounts of $195,968 and $102,165, respectively.

The Company does not expect to declare or pay any other cash dividends in the foreseeable future. The Company currently intends to retain any earnings for use in the operation and expansion of its business. The payment of future dividends is within the discretion of the Board of Directors and will depend upon the Company's future earnings, if any, its capital requirements, financial condition and other relevant factors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating revenues for 1996 were $6,319,192 compared to $5,233,959 for 1995, an increase of 20.7%. Chapter 7 sales increased $571,909 or 82.0% between years. The increase in revenues was primarily due to the introduction of TCMS for Windows95 in early 1996, which resulted in new Chapter 7 trustee clients for the Company. Chapter 13 revenue in 1996 compared to 1995 increased $409,548 or 10.3%. The additional revenue experienced in 1996 was due to an increase in caseloads managed by Chapter 13 trustee clients. Also, the number of new bankruptcy filings in 1996 was greater than in 1995 resulting in increased legal noticing revenue which constituted 33.9% of the total Chapter 13 revenue for 1996.

Processing costs increased to $2,498,109 during fiscal 1996 from $2,098,401 in 1995 or a 19.0% increase. The increase in 1996 resulted principally from an increase in customer service expense,

--------------------------------------------------------------------------------
                                                                         Page 11
--------------------------------------------------------------------------------

resulting from hiring additional trainers, hardware installers and other customer service functions to support the growth of Chapter 7 sales. Depreciation and amortization increased to $810,939 during fiscal 1996 from $687,314 in 1995 or a 18.0% increase. This increase related primarily to the purchase of computer equipment for the installations of the Company's new Chapter 7 product. Total cost of goods sold and direct costs increased to $3,309,048 during fiscal 1996 from $2,785,715 in 1995 or a 18.8% increase.

Gross profit increased 23.0% or $561,900 to $3,010,144 in 1996 compared to $2,448,244 for 1995. Gross profit as a percentage of operating revenues increased to 47.6% for the 1996 period from 46.8% for the 1995 period due primarily to TCMS, which has higher gross margins, comprising a greater percentage of operating revenues in 1996. The Company anticipates the Chapter 7 revenue will continue to grow in 1997 as the number of installations of TCMS for Windows95 continues to increase.

Operating expenses as a percentage of operating revenues were 38.0% for the twelve months ended December 31, 1996 compared to 38.9% for 1995. Sales and marketing expenses were $714,067 in 1996 compared to $488,509 in 1995. The Company increased its marketing activities in 1996 related to the introduction of a Windows95 version of TCMS, including costs associated with trade shows and promotional materials.

Income from operations increased 48.0% to $610,759 in 1996 , compared to $412,555 for 1995 , principally due to increased sales and higher gross profit margins.

For the twelve months ended December 31, 1996, the Company reported net income of $333,953 compared to net income of $150,870 for the twelve months ended December 31, 1995, a 121.4% increase.

Capital Resources and Liquidity

The Company completed an initial public offering of its common stock on February 4, 1997, when it sold 1,600,000 shares of common stock at $3.50 per share to raise $4,938,000 in net proceeds (prior to deferred stock issuance costs). Management believes that the net proceeds from the offering, together with funds generated from operations, will be sufficient of finance the Company's anticipated working capital and property and equipment expenditures for the foreseeable future.

During the twelve months ended December 31, 1996, net cash provided by operating activities was $1,161,432 representing principally net income of $333,953 plus depreciation and amortization of $900,833 and an increase of $293,895 in accounts payable and accrued expense offset primarily by an increase in accounts receivable of $322,868. The outstanding accounts receivable balance has increased primarily due to the growth in revenue financed in part by accounts payable.

The Company has a $500,000 operating line of credit from a financial institution, of which $500,000 was outstanding December 31, 1996 and a term loan with an outstanding balance of $511,151 as of December 31, 1996. The Company may borrow up to 80% of eligible accounts receivable against this line which is collateralized by accounts receivable and free and clear computer equipment. The Company originated a $250,000 loan in June of 1996 to provide additional short term working capital. The Company paid off the term loan and the short term working capital loan with a portion of the proceeds of the initial public offering and paid the line of credit down to zero. The line of credit expires in October, 1997, although the Company anticipates no difficulties in obtaining a renewal or extension of the line of credit.

The Company invested in property and equipment totaling $1,294,603 for the twelve months ending December 31, 1996, which related principally to the installation of computer equipment for the Company's new Chapter 7 product. The equipment was financed through various capital leases and a bank equipment term loan. As of December 31, 1996, the balances outstanding on capital leases and the bank equipment term loan were $1,245,560 and $235,307, respectively. The bank equipment loan was paid off with a

--------------------------------------------------------------------------------
                                                                         Page 12
--------------------------------------------------------------------------------

portion of the proceeds of the initial public offering and the capital leases were reduced by $400,000. The Company anticipates future equipment purchases to be at or above the 1996 level of spending, and that the Company will continue to be able to finance the computer equipment through capital lease financings.

The Company incurred expenditures for software development costs totaling $511,471 in 1996. Software development costs are capitalized and are amortized on a straight line basis over a maximum five year period. The Company anticipates future software development to be at or above the 1996 level of spending, which the Company expects to finance from cash flow from operations and, if necessary, a portion of the proceeds of the stock offering.

ITEM 7.  FINANCIAL STATEMENTS

Following are the report of Baird, Kurtz & Dobson, Kansas City, Missouri, independent auditors for the Company, and the financial statements of the Company as of and for the 12 month periods ended December 31, 1995 and 1996.


                           INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Electronic Processing, Inc.
Kansas City, Kansas


  We have audited the accompanying balance sheets of ELECTRONIC PROCESSING, INC. as of December 31, 1995 and 1996, and the related statements of income, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ELECTRONIC PROCESSING, INC. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.



Baird, Kurtz & Dobson
Kansas City, Missouri
February 14, 1997

--------------------------------------------------------------------------------
                                                                         Page 14
--------------------------------------------------------------------------------

                             ELECTRONIC PROCESSING, INC.

                                    BALANCE SHEETS

                              DECEMBER 31, 1995 AND 1996


                                       ASSETS

                                                                                1996
                                                                                ----
                                                          1995           ACTUAL       PRO FORMA
                                                        ---------      ---------      ---------
CURRENT ASSETS
 Cash and cash equivalents                           $     26,938  $       4,882     $2,442,882
 Accounts receivable, trade, less allowance for
  doubtful accounts of $5,000                             475,362        798,230        798,230
 Prepaid expenses and other                               135,194        153,907        153,907
 Deferred income taxes                                                                    7,300
                                                        ---------      ---------      ---------
   Total Current Assets                                   637,494        957,019      3,402,319
                                                        ---------      ---------      ---------

PROPERTY AND EQUIPMENT, At cost
 Furniture and fixtures                                   354,413        390,599        390,599
 Computer equipment                                     2,322,751      3,312,303      3,312,303
 Office equipment                                         337,676        297,971        297,971
 Leasehold improvements                                   253,669        247,494        247,494
 Transportation equipment                                  14,969         14,969         14,969
                                                        ---------      ---------      ---------
                                                        3,283,478      4,263,336      4,263,336
 Less accumulated depreciation                          1,800,120      2,087,483      2,087,483
                                                        ---------      ---------      ---------
                                                        1,483,358      2,175,853      2,175,853
                                                        ---------      ---------      ---------

SOFTWARE DEVELOPMENT COSTS, Net of
amortization                                            1,044,421      1,256,159      1,256,159
                                                        ---------      ---------      ---------

INTANGIBLE ASSETS, Net of amortization
 Excess of cost over fair value of net assets acquired     65,512         63,499         63,499
                                                        ---------      ---------      ---------

OTHER ASSETS
 Deferred stock issuance costs                            127,589        271,563
 Other                                                     18,386         42,145         42,145
                                                        ---------      ---------      ---------
                                                          145,975        313,708         42,145
                                                        ---------      ---------      ---------

                                                       $3,376,760     $4,766,238     $6,939,975
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------



SEE NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                                                         Page 15
--------------------------------------------------------------------------------



                         LIABILITIES AND STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
                                                                         Page 16
--------------------------------------------------------------------------------



                                                                                1996
                                                                                ----
                                                          1995          ACTUAL        PRO FORMA
                                                        ---------      ---------      ---------
CURRENT LIABILITIES
 Note payable - line of credit                        $   325,000    $   500,000
 Current maturities of long-term debt                     505,214      1,008,889     $  282,779
 Accounts payable                                         263,197        534,519        534,519
 Accrued expenses                                          67,567         90,140         90,140
 Dividends declared                                                                     250,000
                                                        ---------      ---------      ---------
   Total Current Liabilities                            1,160,978      2,133,548      1,157,438
                                                        ---------      ---------      ---------

LONG-TERM DEBT                                          1,016,540      1,242,660        368,770
                                                        ---------      ---------      ---------

DEFERRED INCOME TAXES                                                                   284,300
                                                                                      ---------

SUBORDINATED DEBT                                         400,000        400,000
                                                        ---------      ---------

REDEEMABLE STOCK PURCHASE WARRANT                          41,000
                                                        ---------

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value; authorized 5,000,000
shares; issued and outstanding 1,800,000 shares            18,000         18,000         34,000
 Additional paid-in capital                               282,000        282,000      5,095,467
 Retained earnings                                        458,242        690,030
                                                        ---------      ---------      ---------
                                                          758,242        990,030      5,129,467
                                                        ---------      ---------      ---------



                                                       $3,376,760     $4,766,238     $6,939,975
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------


--------------------------------------------------------------------------------
                                                                         Page 17
--------------------------------------------------------------------------------


                             ELECTRONIC PROCESSING, INC.

                                 STATEMENTS OF INCOME

                        YEARS ENDED DECEMBER 31, 1995 AND 1996

--------------------------------------------------------------------------------
                                                                         Page 18
--------------------------------------------------------------------------------


                                                          1995           1996
                                                       ----------     ----------

OPERATING REVENUES                                     $5,233,959     $6,319,192
                                                       ----------     ----------

COST OF GOODS SOLD AND DIRECT COSTS
    Processing costs                                    2,098,401      2,498,109
    Depreciation and amortization                         687,314        810,939
                                                       ----------     ----------
                                                        2,785,715      3,309,048
                                                       ----------     ----------

GROSS PROFIT                                            2,448,244      3,010,144

OPERATING EXPENSES
    General and administrative                          1,947,795      2,309,491
    Depreciation and amortization                          87,894         89,894
                                                       ----------     ----------
                                                        2,035,689      2,399,385
                                                       ----------     ----------

INCOME FROM OPERATIONS                                    412,555        610,759
                                                       ----------     ----------

OTHER INCOME (EXPENSE)
    Interest income                                         1,686             48
    Interest expense                                    (262,391)      (280,158)
    Other                                                   (980)          3,304
                                                       ----------     ----------
                                                        (261,685)      (276,806)
                                                       ----------     ----------


NET INCOME                                             $  150,870     $  333,953
                                                       ----------     ----------
                                                       ----------     ----------

UNAUDITED PRO FORMA DATA
    Income before income taxes                         $  150,870     $  333,953
    Provision for income taxes                             68,000        144,000
                                                       ----------     ----------

PRO FORMA NET INCOME                                   $   82,870     $  189,953
                                                       ----------     ----------
                                                       ----------     ----------

PRO FORMA PER SHARE INFORMATION
    Net income                                               $.05           $.11
                                                       ----------     ----------
                                                       ----------     ----------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                             1,800,000      1,800,000
                                                       ----------     ----------
                                                       ----------     ----------


                          SEE NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                                                         Page 19
--------------------------------------------------------------------------------


                             ELECTRONIC PROCESSING, INC.

                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                        YEARS ENDED DECEMBER 31, 1995 AND 1996



                                                                                 Additional
                                                                Common            Paid-In      Retained
                                                     Total       Stock            Capital      Earnings
                                                    --------                                  ----------
BALANCE, DECEMBER 31, 1994                        $  809,340     $18,000         $282,000     $ 509,340

     Net income                                      150,870                                    150,870

     Increase in value of redeemable warrant          (6,000)                                    (6,000)
                                                                --------          -------
     Dividends paid on common stock,
              $.65 per share                        (195,968)                                  (195,968)
                                                    --------    --------          -------      --------

BALANCE, DECEMBER 31, 1995                           758,242      18,000          282,000       458,242

     Net income                                      333,953                                    333,953

     Dividends                                      (102,165)                                  (102,165)
                                                    --------    --------          -------      --------

BALANCE, DECEMBER 31, 1996                        $  990,030     $18,000         $282,000    $  690,030
                                                    --------    --------          -------      --------
                                                    --------                      -------      --------


SEE NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                                                         Page 20
--------------------------------------------------------------------------------

                             ELECTRONIC PROCESSING, INC.

                               STATEMENTS OF CASH FLOWS

                        YEARS ENDED DECEMBER 31, 1995 AND 1996

--------------------------------------------------------------------------------
                                                                         Page 21
--------------------------------------------------------------------------------


                                                                          1995              1996
                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $   150,870       $   333,953
     Items not requiring (providing) cash:
          Depreciation                                                    426,960           599,087
          Amortization of software development costs                      337,515           299,733
          Amortization of intangible assets                                10,734             2,013
          (Gain) loss on disposal of equipment                                980           (1,909)
     Changes in:
          Accounts receivable                                              32,722         (322,868)
          Prepaid expenses and other assets                                21,200          (42,472)
          Accounts payable and accrued expenses                            50,178           293,895
                                                                      -----------       -----------
                    Net cash provided by operating activities           1,031,159         1,161,432
                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                             4,930
     Purchase of property and equipment                                  (72,729)         (133,256)
     Expenditures for software development costs                        (364,479)         (511,471)
                                                                      -----------       -----------
                    Net cash used in investing activities               (437,208)         (639,797)
                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under line-of-credit agreement                        175,000           175,000
     Proceeds from long-term debt                                          11,694           250,000
     Principal payments under capital lease obligation                  (300,866)         (450,989)
     Principal payments on long-term debt                               (191,810)         (230,563)
     Dividends paid                                                     (195,968)         (102,165)
     Deferred stock issuance costs                                      (127,589)         (143,974)
     Payment to retire stock warrant                                                       (41,000)
                                                                      -----------       -----------
                    Net cash used in financing activities               (629,539)         (543,691)
                                                                      -----------       -----------

DECREASE IN CASH AND CASH
EQUIVALENTS                                                              (35,588)          (22,056)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                                          62,526            26,938
                                                                      -----------       -----------

CASH AND CASH EQUIVALENTS,
END OF YEAR                                                           $    26,938       $     4,882
                                                                      -----------       -----------
                                                                      -----------       -----------


SEE NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                                                         Page 22
--------------------------------------------------------------------------------

Electronic Processing, Inc.
Notes to Financial Statements
Years ended 1995 and 1996

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

  The Company is engaged primarily in the development and marketing of advanced proprietary software for electronic management of bankruptcy cases. An extensive array of support services complements the software. The Company extends unsecured credit to customers throughout the United States.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

  Property and equipment are depreciated on a straight-line basis over the estimated useful life of each asset as follows:

        Furniture and fixtures                          10 years

        Computer equipment                               5 years

        Office equipment                              5-10 years

        Transportation equipment                       3-5 years

  Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives (5-10 years) of the improvements.

SOFTWARE DEVELOPMENT COSTS

  Certain internal software development costs incurred in the creation of computer software products are capitalized once technological feasibility has been established. Prior to the completion of a detail program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization (5 years) over the remaining estimated economic life of the product.

INTANGIBLE ASSETS

  The excess of cost over fair value of net assets acquired is being amortized over 40 years. Organizational costs are being amortized over seven years. All amortization is provided by the straight-line method.

--------------------------------------------------------------------------------
                                                                         Page 23
--------------------------------------------------------------------------------

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


REVENUE RECOGNITION

  Revenues for Chapter 13 processing and noticing are recorded monthly at the completion of the services based on the trustees' month-end caseloads. For Chapter 7 bankruptcy services, monthly fees are received from a national financial institution after the product is installed and deposits are transferred based on the level of trustees' deposits with that institution. All ancillary fees are recognized as the services have been provided.

INCOME TAX STATUS

  The Company, with the consent of its stockholders, has elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the stockholders are taxed on their proportionate shares of the Company's taxable income. Therefore, these statements do not include any provision for corporation income taxes. Management intends to distribute sufficient funds to the stockholders to pay personal taxes related to flow-through taxable income.

WARRANTS SUBJECT TO REDEMPTION AGREEMENT

  Warrants to purchase common stock include a right to require the Company to purchase such stock, if acquired, at a price based on an agreed-upon formula. The warrant liability amount is being accrued over the period to the first exercise date, based on the formula price determined as of the balance sheet date. Increases in warrant liability are charged to retained earnings in a manner similar to recognition of dividend liabilities on redeemable preferred stock. During 1996, the liability amount was fixed at $41,000 by agreement with the majority shareholder and was paid in December 1996.

CASH EQUIVALENTS

  The Company considers all liquid investments with original maturities of three months or less (primarily money market accounts) to be cash equivalents.

NEW PRONOUNCEMENT

  The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in March 1995. The new Statement requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The Company has determined that no such impairment exists at December 31, 1996.

NOTE 2:   SOFTWARE DEVELOPMENT COSTS

  The following is a summary of software development costs capitalized:

                                                        Years Ended December 31,
                                                     ---------------------------
                                                         1995           1996
                                                     ------------   ------------

Amounts capitalized, net of retirements              $  3,991,547   $  2,811,189

--------------------------------------------------------------------------------
                                                                         Page 24
--------------------------------------------------------------------------------



Accumulated amortization,
beginning of year                                     (2,609,611)    (2,947,126)
Amortization expense                                    (337,515)      (299,733)
Retirements                                                            1,691,829
                                                     ------------   ------------
Accumulated amortization, end of year                 (2,947,126)    (1,555,030)
                                                     ------------   ------------

Net software development costs                       $  1,044,421   $  1,256,159
                                                     ------------   ------------
                                                     ------------   ------------

  Included in the above are development costs relating to products not yet released. Such costs totaled $503,827 and $713,849 at December 31, 1995 and 1996, respectively.


NOTE 3:   NOTES PAYABLE AND LONG-TERM DEBT

  Note payable at December 31, 1995 and 1996 represents advances against a $500,000 working capital line of credit. Interest is 2% in excess of the bank's base lending rate (10.25% at December 31, 1996) per annum and is adjusted and payable on a quarterly basis. Principal is due on October 1, 1997. The note is collateralized by substantially all assets and is personally guaranteed by the majority stockholder.

  Long-term debt includes the following at December 31, 1995 and 1996:

                                                        1995           1996
                                                     -----------    -----------

      Note payable, bank (A)                         $   674,376    $   511,151
      Note payable, bank (B)                             184,581        235,307
      Note payable, bank (C)                                            250,000
      Capital lease obligations                          650,789      1,245,560
      Other                                               12,008          9,531
                                                     -----------    -----------
                                                       1,521,754      2,251,549
      Less current maturities                            505,214      1,008,889
                                                     -----------    -----------
                                                      $1,016,540     $1,242,660
                                                     -----------    -----------
                                                     -----------    -----------


    (A) Principal and interest (2% in excess of bank's base lending rate - 10.25% at December 31, 1996) payable in monthly installments of $18,792 with final payment due in June 1999; collateralized by substantially all assets and personally guaranteed by the majority stockholder.

    (B) Revolving equipment line of credit of $250,000, with interest (2% in excess of bank's base lending rate - 10.25% at December 31, 1996) payable monthly, in addition to monthly principal reductions equal to one thirty-sixth of the outstanding principal balance, with the unpaid balance being due October 1997; collateralized by substantially all assets and personally guaranteed by the majority stockholder.

--------------------------------------------------------------------------------
                                                                         Page 25
--------------------------------------------------------------------------------

     (C) Note and accrued interest (1% in excess of highest prime rate in WALL STREET JOURNAL, calculated daily - 9.25% at December 31, 1996); due in October 1997; personally guaranteed by majority stockholder.






The following maturities schedule reflects the payment terms noted above:

      1997                                            $1,008,889
      1998                                               859,756
      1999                                               373,592
      2000                                                 9,312
                                                      ----------

                                                      $2,251,549
                                                      ----------
                                                      ----------

  In February 1997, a portion of the proceeds of the public offering (SEE NOTE
9) were utilized to retire approximately $2,000,000 of the obligations noted above.

NOTE 4:   LEASES

OPERATING

  The Company has a noncancellable operating lease for office space which expires in February 2001. The majority stockholder of the Company is a partner in the partnership that leases office space to the Company. The lease requires the Company to pay all executory costs (property taxes, maintenance and insurance).

  For the years ended December 31, 1995 and 1996, an agreement was reached with the partnership whereby the Company was reimbursed for the property taxes which amounted to approximately $30,000 for both 1995 and 1996.

  Future minimum lease payments at December 31, 1996 are as follows:

         1997                                           $145,500
         1998                                            149,250
         1999                                            154,000
         2000                                            157,800
         2001                                            189,600
                                                        --------

                                                        $796,150
                                                        --------
                                                        --------

  Rental expense under this lease was $142,125 and $145,500 for the years ended December 31, 1995 and 1996, respectively.

CAPITAL

  Capital leases shown in long-term debt (SEE NOTE 3) include leases for the use of computer

--------------------------------------------------------------------------------
                                                                         Page 26
--------------------------------------------------------------------------------

equipment for no more than five years expiring in 2000.



  Property and equipment include the following property under capital leases:

                                                      YEAR ENDED DECEMBER 31,
                                                      ----------------------
                                                         1995         1996
                                                      ----------  ----------

       Computer equipment                             $1,163,513  $1,822,113
       Less accumulated depreciation                     355,542     412,717
                                                      ----------  ----------

                                                      $  807,971  $1,409,396
                                                      ----------  ----------
                                                      ----------  ----------

  Future minimum lease payments as of December 31, 1996 are as follows:

      1997                                              $609,676
      1998                                               538,722
      1999                                               251,399
      2000                                                 9,540
                                                      ----------
      Future minimum lease payments                    1,409,337
      Less amount representing interest                  163,777
                                                      ----------
      Present value of future minimum
      lease payments
                                                       1,245,560
      Less current maturities                            507,107
                                                      ----------

      Noncurrent portion                              $  738,453
                                                      ----------
                                                      ----------

NOTE 5:   SUBORDINATED DEBT AND STOCK PURCHASE WARRANT

  The Company has the following subordinated debt outstanding with the majority stockholder at both December 31, 1995 and 1996:

      10% interest payable monthly, principal
        balance due July 1998                           $400,000
                                                        --------

  Interest expense under this agreement was $40,000 for both the years ended December 31, 1995 and 1996.

  The holder of the subordinated note also held a stock purchase warrant (originally issued in 1988) to acquire 969,228 shares of the Company's common stock at $.41 per share (giving retroactive effect to the 6 to 1 stock split discussed in Note 9) at any time prior to July 14, 1998.

--------------------------------------------------------------------------------
                                                                         Page 27
--------------------------------------------------------------------------------

  Commencing July 15, 1996, the holder of common stock obtained by exercising the stock purchase warrant could have required the Company to purchase for cash all or any part of the stock held. Likewise, the Company had the right to purchase for cash all or part of the stock held that was obtained by exercising the stock purchase warrant. The price in either such event was the greater of, using either the preceding fiscal year-end financial statements or an average of the two preceding fiscal year financial statements, (1) net book value per share or (2) a valuation per share computed from a seven times pre-tax income multiple. As of December 31, 1995, the Company calculated and recorded a value of such warrants in the amount of $41,000. In December 1996, the Company reached an agreement with the principal stockholder and retired the warrant for the same amount.

  In February 1997, a portion of the proceeds of the public offering (SEE NOTE
9) were utilized to retire the $400,000 subordinated debt obligation noted above.


NOTE 6:   RELATED PARTY TRANSACTIONS

  Included in accounts payable at December 31, 1996 is $45,000 due to the majority stockholder. Additionally, fees totaling $24,658 were paid to the stockholder during 1995 for guarantees on Company debt.


NOTE 7:  PROFIT SHARING PLAN

  The Company has adopted a 401(k) plan covering substantially all employees. Company matching contributions to the Plan are discretionary. Such contributions amounted to $11,847 and $18,113 for the years ended December 31, 1995 and 1996, respectively.


NOTE 8:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

  Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

   - The Company capitalizes and amortizes costs incurred in the development of software products. These costs are being realized over the estimated life of the resulting software product, principally five years. Ultimate recoverability is dependent upon estimated future revenues over the life of the product being realized.

   - The majority of the Company's revenues are generated from processing and noticing services for Chapter 13 bankruptcy cases. For Chapter 7 bankruptcy services, the Company has a significant marketing agreement with a national financial institution which provides for the generation of monthly revenues based on the level of trustees' deposits with that institution.


NOTE 9:  SUBSEQUENT EVENTS

  In February 1997, the Company completed a public offering of 1,600,000 shares of common stock and received net proceeds (prior to deferred stock issuance costs) of $4,938,000. In conjunction with the offering, during 1996, the Company increased the number of authorized common shares to 5,000,000 and declared a 6 to 1 stock split which became effective, through a stock dividend, on November 4, 1996. In lieu of historical earnings per share, pro forma per share amounts reflecting the effects of the stock dividend retroactively have been provided as described below. Additionally, the number of shares in the

--------------------------------------------------------------------------------
                                                                         Page 28
--------------------------------------------------------------------------------

accompanying balance sheets was retroactively increased to reflect this stock split.

  In connection with the issuance of common stock to the public, the Company changed its income tax status to a C corporation. Pro forma earnings information has been provided to reflect the effects of corporate income taxes on historical earnings, including the effects of permanent and temporary differences in reporting income and expenses for tax and financial reporting purposes, as if the Company had been subject to income taxes for all the periods presented. Pro forma adjustments reflect the provision for corporate income taxes.

  At the time of becoming a C corporation, the Company accrued an income tax provision to record the effects of temporary differences between assets and liabilities presented on the financial reporting basis and the income tax basis. At December 31, 1996, the deferred tax effects of such differences were as follows:


       Deferred tax assets:

          Allowance for doubtful accounts            $      1,900

          Accrued compensated absences                      4,200

          Other                                             1,200
                                                     ------------

                                                            7,300
     Deferred tax liabilities:
          Property and equipment basis difference        (284,300)
                                                     ------------

     Net deferred tax asset (liability)                 $(277,000)
                                                     ------------
                                                     ------------

  The pro forma provision for income taxes included these components:

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                         1995            1996
                                                       ---------       --------

       Taxes currently payable                         $  95,000       $179,000

       Deferred income taxes                            (27,000)       (35,000)
                                                       ---------       --------

                                                       $  68,000       $144,000
                                                       ---------       --------
                                                       ---------       --------

  A reconciliation of pro forma income tax provision at the statutory rate to pro forma income tax expense at the Company's effective rate is shown below:

--------------------------------------------------------------------------------
                                                                         Page 29
--------------------------------------------------------------------------------

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------

                                                         1995            1996
                                                       ---------       --------

     Computed at statutory rate (34%)                    $51,300       $113,500
     Increase in taxes resulting from:
          Nondeductible expenses                           8,500         12,800
          State income taxes, net of federal tax
        effect and other                                   8,200         17,700
                                                       ---------       --------

     Pro forma tax provision                             $68,000       $144,000
                                                       ---------       --------
                                                       ---------       --------

  The Company has reserved 270,000 shares of common stock for issuance of stock options to employees, officers and directors of the Company. Upon completion of the offering, the Company issued options for 119,500 of these shares with the exercise price being equal to the initial public offering price. The Company will account for such options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures, if material, as required by Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation."

  For supplementary purposes, pro forma earnings per share would have been $.10 and $.14 for the years ended December 31, 1995 and 1996, respectively. Such calculations give effect (net of income taxes) to the repayment of approximately $2,500,000 of the Company's outstanding indebtedness and resulting reduction of interest expense as if a portion of the proceeds from this initial public offering had been used to repay the debt, and the number of shares of common stock (whose proceeds are to be used to retire the debt) were outstanding.

NOTE 10:  PRO FORMA (UNAUDITED)

  In connection with the public offering, the Company declared a final S corporation distribution to present stockholders. This final distribution represents the Company's previously undistributed earnings from January 1, 1996, through February 7, 1997 (termination date). The amount of this final distribution was $250,000 and was distributed during 1997. The remaining retained earnings were reclassified to additional paid-in capital.

  Pro forma adjustments made to the 1996 balance sheet include the effects of the final distribution of $250,000, the recording of the net deferred tax liability, the receipt of the net proceeds, $4,938,000, and subsequent repayment of $2,500,000 of the Company's outstanding indebtedness.


NOTE 11:   ADDITIONAL CASH FLOWS INFORMATION

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                         1995            1996
                                                       ---------       --------

NONCASH INVESTING AND FINANCING ACTIVITIES
  Capital lease obligation and notes payable
incurred for equipment                                  $549,004     $1,161,347

--------------------------------------------------------------------------------
                                                                         Page 30
--------------------------------------------------------------------------------



ADDITIONAL CASH INFORMATION
  Interest paid                                          262,391        280,158

--------------------------------------------------------------------------------
                                                                         Page 31
--------------------------------------------------------------------------------

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


NONE.

--------------------------------------------------------------------------------
                                                                         Page 32
--------------------------------------------------------------------------------

                                       PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS
     The executive officers and directors of the Company, their ages as of March 17, 1997, and their positions with the Company are set forth below.

       NAME                       AGE                   POSITION

 Tom W. Olofson*                  55        Chairman, President and Chief
                                            Executive Officer
 Christopher E. Olofson           27        Executive Vice President, Chief
                                            Operating Officer, and Director
 Albert T. Annillo                46        Senior Vice President
 Reed A. Eichner                  39        Vice President - Operations
 Nanci R. Trutna                  43        Vice President - Finance
 Sally D. MacDonald               50        Vice President - Human Resources
 Robert C. Levy *                 50        Secretary and Director
 W. Bryan Satterlee *             62        Director

*    Member of Audit Committee

     TOM W. OLOFSON led a private investor group that acquired the Company in July 1988, and has served as Chief Executive Officer and Chairman of the Board since that time. During his business career, Mr. Olofson has held various management positions with Xerox Corporation and was a Senior Vice President and member, Office of the President of Marion Laboratories (now Hoechst Marion Roussel, Inc.). Mr. Olofson is a director of Saztec International, Inc., a provider of information management services, and also serves as a director of various private companies in which he is an investor. He earned a BBA from the University of Pittsburgh in 1963, and is currently a member of the Board of Visitors of the Katz Graduate School of Business at the University of Pittsburgh. He is the father of Christopher E. Olofson.

     CHRISTOPHER E. OLOFSON joined EPI as a Vice President in June 1993, and was a part-time employee of the Company from 1988 to 1993. In January 1994, he was named Senior Vice President - Operations, and became Executive Vice President and a member of the Board of Directors effective January 1, 1995. Effective
July 1, 1996, Mr. Olofson also assumed the duties of Chief Operating Officer. He earned an AB degree from Princeton University in 1992, SUMMA CUM LAUDE. He was named a Fulbright Scholar; as which he completed a one-year program of study at the Stanford University Center in Taipei, Taiwan in 1993. He is the son of Tom
W. Olofson.

     ALBERT T. ANNILLO has been Senior Vice President since January 1995.
Mr. Annillo joined the Company in October 1992 as a corporate Vice President. He was Assistant Director, Executive Office for United States Trustees, Department of Justice, Washington, D.C. for six years before his association with the Company. He earned an MBA and an MED from William Patterson College in 1975 and 1979, respectively.

     REED A. EICHNER joined the Company as Vice President - Sales and Marketing in September 1995. He became Vice President - Operations on September 1, 1996. From May 1991 through August 1995 he served as President and owner of Connexions, Inc., a company which provided system integration and document conversion services. He was General Manager of Innovision Systems, Inc. from September 1989 to May 1991. Mr. Eichner earned a BA from the University of North Carolina in 1982.

     NANCI R. TRUTNA assumed her present position as Vice President - Finance in June 1993. She was with

--------------------------------------------------------------------------------
                                                                         Page 33
--------------------------------------------------------------------------------

Merchants Bank, Kansas City, Missouri from 1981 to June 1993 where she became a Senior Vice President. Ms. Trutna is a Certified Public Accountant and earned a BSBA in 1975 from the University of North Dakota.

     SALLY D. MACDONALD joined the Company as Vice President - Human Resources in January 1996. She served as Regional Human Resources Manager for Network General, Inc. from 1992 to 1994, as Manager, Employment with North Supply Company from 1989 to 1991, and as Manager, Employment and Employee Relations with Informix Software, Inc. from 1986 to 1989. Ms. MacDonald earned a BS in Business Administration from the University of San Francisco in 1984.

     ROBERT C. LEVY is a director, stockholder and executive committee member of the law firm of Seigfreid, Bingham, Levy, Selzer & Gee in Kansas City, Missouri. He has been the Corporate Secretary and a Director of the Company since
July 1988. He earned a BS from Northwestern University in 1968, and a J.D. from the University of California at Berkeley in 1971. Mr. Levy formerly was Chairman of the Board of Directors of Blue Cross and Blue Shield of Kansas City and presently serves as a member of that Board of Directors.

     W. BRYAN SATTERLEE was elected to the Company's Board of Directors on February 7, 1997. Mr. Satterlee has been a partner since 1989 in NorthEast Ventures, a consulting firm based in Hartford, Connecticut which specializes in business development services for and evaluations of technology-based venture companies. He has extensive general management and marketing experience in technology-based firms. Mr. Satterlee's background includes ten years of management experience with IBM, as well as having been a founder of a computer leasing/software business, telecommunications company and a venture investment services business. He earned a BS in 1956 from Lafayette College.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     In 1996, the Company was not a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such none of its directors, officers or 10% or greater beneficial owners were subject to the reporting requirements of Section 16(a) of the Exchange Act in 1996.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the cash and other compensation paid in 1996 to the Company's Chief Executive Officers. No other executive officers of the Company earned in excess of $100,000 in 1996.


                                                          SUMMARY COMPENSATION TABLE


                                                                   ANNUAL COMPENSATION
               NAME AND PRINCIPAL POSITION                  YEAR         SALARY          BONUS   OTHER ANNUAL    ALL OTHER
                                                            ----         ------          ----- COMPENSATION (1) COMPENSATION
                                                                                               ---------------- (2)(3)
Tom W. Olofson, Chairman/CEO                                1996        $50,000        $24,000        $36,827        $11,434
Christopher E. Olofson, EVP/COO                             1996       $108,101                        $3,349         $1,620


(1) Includes $33,782 for payment of annual life insurance premiums on policies owned by Tom W. Olofson which designate Jeanne H. Olofson, his wife, as the beneficiary and $3,045 for personal use of company automobile. Includes $3,349 for Christopher E. Olofson for personal use of company automobile.

--------------------------------------------------------------------------------
                                                                         Page 34
--------------------------------------------------------------------------------

(2) Company benefits which include $9,075 for group insurance and $2,359 for Company matching contributions to 401(k) plan for Tom W. Olofson. Includes $1,620 for company matching contributions to 401K plan for Christopher E. Olofson.
(3) Does not include interest of $40,000 on a subordinated note in 1996 on amounts borrowed by the Company from Tom W. Olofson. See "Certain Transactions."

In 1996, the Company made no grants of stock options or stock appreciation rights, and the Company does not have a long-term incentive compensation plan. Additionally, there were no exercises of stock options by the Chief Executive Officer or the Chief Operating Officer in 1996.


COMPENSATION OF DIRECTORS

     The Company pays its non-employee directors a fee of $750 per quarter and $750 per meeting attended.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of shares of Common Stock as of the March 17, 1997 for (i) each director of the Company; (ii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares; and (iii) all directors and executive officers as a group. Except pursuant to applicable community property laws or as otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned.


NAME AND ADDRESS OF BENEFICIAL OWNER (1)         NUMBER OF       PERCENTAGE
                                                   SHARES           OWNED

     Tom W. Olofson(2)                           1,620,000         47.6%
     Christopher E. Olofson                        109,500          3.2%
     Robert C. Levy                                 30,000          1.0%
     W. Bryan Satterlee                                  0             -
     All directors and executive officers
     as a group (4 persons)                      1,759,500         51.8%


(1) The address of all of the named individuals is c/o Electronic Processing, Inc., 501 Kansas Avenue, Kansas City, Kansas 66105.
(2) Excludes 35,500 shares owned by Mr. Olofson, adult son, Scott W. Olofson, as to which shares Mr. Olofson disclaims beneficial ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July 1988, an unaffiliated venture capital firm purchased a $400,000 subordinated note and a stock purchase warrant from the Company. In
October 1991, the Company's Board of Directors deemed it in the best interest of the Company to purchase the subordinated note and stock purchase warrant from the venture capital firm. Because the Company could not then complete this transaction without incurring additional debt, Tom W. Olofson, Chairman and Chief Executive Officer, purchased the subordinated note and stock purchase warrant. The note provided for interest at the rate of 10% with a maturity date of July 1998. Interest paid to Tom W. Olofson under this agreement was $40,000 per year for 1996, 1995 and 1994. The stock purchase warrant provided for the acquisition of 969,228 shares of the Company's Common Stock at $.4125 per share at any time prior to July 14, 1998 (giving retroactive effect to the six-for-one stock split). The Company has calculated and recorded a value of such stock

--------------------------------------------------------------------------------
                                                                         Page 35
--------------------------------------------------------------------------------

purchase warrant in the amount of $41,000, with the value being calculated using the difference between net book value and exercise price per share. In an October 11, 1996 agreement between the Company and Mr. Olofson, it was agreed that the Company would pay $41,000 to Mr. Olofson on or before December 31, 1996, at which time the stock purchase warrant would be retired. The Company repaid the $400,000 outstanding face value of the subordinated note to Mr. Olofson from the proceeds of its Common stock offering in February, 1997.

     The Company has a noncancellable operating lease for its corporate headquarters which expires in February 2001. Tom W. Olofson holds a 50% interest, as a general partner, in T & J Investment Company, a Kansas general partnership ("T & J Investment Company") that leases this facility to the Company. The lease requires the Company to pay all executory costs (property taxes, maintenance and insurance). Rental expense was $145,500 for the year ended December 31, 1996. Rental expense under a predecessor lease between the Company and T & J Investment Company was $142,125 and $137,625 for the years ended December 31, 1995 and 1994, respectively.

     Tom W. Olofson personally guaranteed substantially all of the Company's outstanding debt prior to the Common Stock Offering. Fees totaling $24,658 were paid to Mr. Olofson during 1995, for guaranteeing the Company's debt. Upon application of the proceeds of the Common Stock Offering to retire certain corporate debt, Mr. Olofson's guarantee obligations with respect to such debt was extinguished.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following exhibits are filed with this Form 10-KSB or are incorporated herein by reference:

EXHIBIT NUMBER  DESCRIPTION


     3.1 Articles of Incorporation, dated July 13, 1988; incorporated by reference to Exhibit 3.1 to the Registration Statement on form SB-2 dated Feb 4, 1997 (Registration No. 333-16805) (The "Registration Statement").

     3.1a Amendment of Articles of Incorporation , dated August 10, 1988; incorporated by reference to Exhibit 3.1a to the Registration Statement.

     3.1b Amendment of Articles of Incorporation, dated October 31, 1995; incorporated by reference to Exhibit 3.1b to the Registration Statement.

     3.1c Amendment of Articles of Incorporation, dated April 1, 1996; incorporated by reference to Exhibit 3.1c to the Registration Statement.

     3.2 Bylaws; incorporated by reference to Exhibit 3.2 to the Registration Statement .

--------------------------------------------------------------------------------
                                                                         Page 36
--------------------------------------------------------------------------------

     4.1        Form of Underwriters Warrant; incorporated by reference to
                Exhibit 4.1 to the Registration Statement.

     4.3        1995 Stock Option Plan; incorporated by reference to Exhibit
                4.3 to the Registration Statement.

     10.1 Agreement for Computerized Trustee Case Management System between the Company and NationsBank of Texas, N.A., dated November 22, 1993; incorporated by reference to Exhibit 10. 1 to the Registration Statement.


     10.2 Lease between T&J Investment Company and the Company, dated February 20, 1996; incorporated by reference to Exhibit 10.2 to the Registration Statement.


     10.3       Subordinated Note to Tom Olofson; incorporated by reference to
                Exhibit 10.3 to the Registration Statement.

     10.4 Loan Agreement between Industrial State Bank and the Company, dated June 17, 1996; incorporated by reference to Exhibit 10.4 to the Registration Statement.


    10.4a Modification to Loan Agreement between Industrial State Bank and the Company, dated October 31, 1996; incorporated by reference to Exhibit 10.4a to the Registration Statement.

     10.5 Loan Agreement between Industrial State Bank and the Company, dated June 8, 1994; incorporated by reference to Exhibit 10.5 to the Registration Statement.


    10.5a Modification to Loan Agreement between Industrial State Bank and the Company, dated June 17, 1996; incorporated by reference to Exhibit 10.5a to the Registration Statement.

--------------------------------------------------------------------------------
                                                                         Page 37
--------------------------------------------------------------------------------

     10.6 Loan Agreement between Industrial State Bank and the Company, dated June 8, 1994; incorporated by reference to Exhibit 10.6 to the Registration Statement.

    10.6a Modification to Loan Agreement between Industrial State Bank and the Company, dated June 17, 1996; incorporated by reference to Exhibit 10.6a to the Registration Statement.


     10.7 Loan Agreement between Citizens National Bank and the Company, dated June 18, 1996; incorporated by reference to Exhibit 10.7 to the Registration Statement.


     10.8 Form of Service Agreement between EPI and Trustee; incorporated by reference to Exhibit 10.8 to the Registration Statement.


     27.1       Financial Data Schedule





REPORTS ON FORM 8-K

NONE

--------------------------------------------------------------------------------
                                                                         Page 38
--------------------------------------------------------------------------------


                                      SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:    March 24, 1997


ELECTRONIC PROCESSING, INC.



By:  /s/ Tom W. Olofson
     ------------------

     Tom W. Olofson
     Chairman/CEO


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1997.


Signature                          Capacity
---------                          --------

/s/ Tom W. Olofson                 Chairman of the Board
------------------                 Chief Executive Officer
Tom W. Olofson                     (Principal Executive Officer)
                                   Director

/s/ Christopher E. Olofson         Executive Vice President
--------------------------         Chief Operating Officer
Christopher E. Olofson             Director

/s/ Nanci R. Trutna                Vice President of Finance
------------------                 (Principal Financial Officer and
Nanci R. Trutna                     Accounting Officer)

/s/ Robert C. Levy                 Director
------------------
Robert C. Levy

/s/ W. Bryan Satterlee             Director
----------------------
Bryan Satterlee