Form 10QSB
period 1997-03-31
ELECTRONIC PROCESSING INC
filed 1997-05-13
CIK 1027207

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1997

                        COMMISSION FILE NUMBER 0-22081
               --------------------------------------------------



                          ELECTRONIC PROCESSING, INC.



          MISSOURI                                      48-1056429
     (State or Other Jurisdiction of       (IRS Employer Identification Number)
     Incorporation or Organization)


               501 KANSAS AVENUE, KANSAS CITY, KANSAS 66105-1300
                    (Address of Principal Executive Office)

                                 913-321-6392
                          (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X    No
                                                                   -----    ----

The number of shares outstanding of registrants common stock at April 30, 1997, was 3,400,000 shares


Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                               -----   -----

                                                                         Page 2
-------------------------------------------------------------------------------

                          ELECTRONIC PROCESSING, INC.
                                  FORM 10-QSB
                         QUARTER ENDED MARCH 31, 1997

                                   CONTENTS
                                   --------

                                                            PAGE
                                                            ----

PART 1 - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

  Consolidated Statements of Operations -
     Three months ended March 31, 1996 and 1997              3

  Consolidated Balance Sheets - December 31, 1996 and
     March 31, 1997                                          4

  Consolidated Statements of Cash Flows -
     Three months ended March 31, 1996 and 1997              6

  Notes to Consolidated Financial Statements -
     March 31, 1996 and 1997                                 7

Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations             8




PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                   10

Item 2. Changes in Securities                               10

Item 3. Defaults Upon Senior Securities                     10

Item 4. Submission of Matters to a Vote of Security Holders 10

Item 5. Other Information                                   10

Item 6. Exhibits and Reports on Form 8-K                    10

Signatures                                                  11

                                                                         Page 3
-------------------------------------------------------------------------------

                          ELECTRONIC PROCESSING, INC.
                             STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                  (UNAUDITED)

                                                             1996           1997
                                                          -------        -------
OPERATING REVENUES                                     $1,388,224     $1,857,120
                                                       ----------     ----------
COST OF GOODS SOLD AND DIRECT COSTS
 Processing costs                                         548,354        670,489
 Depreciation and amortization                            176,818        232,152
                                                       ----------     ----------
                                                          725,172        902,641
                                                         --------       --------

GROSS PROFIT                                              663,052        954,479
                                                          -------        -------

OPERATING EXPENSES
 General and administrative                               516,482        682,961
 Depreciation and amortization                             21,989         23,928
                                                         --------       --------
                                                          538,471        706,889
                                                          -------        -------

INCOME FROM OPERATIONS                                    124,581        247,590
                                                        ---------      ---------

OTHER INCOME (EXPENSE)
 Interest income                                               12         11,980
 Interest expense                                        (69,386)       (83,154)
 Other                                                      (381)            817
                                                        ---------      ---------
                                                         (69,755)       (70,357)
                                                        ---------      ---------

INCOME BEFORE INCOME TAXES                            $   54,826     $  177,233
                                                       ----------     ----------
PROVISION FOR INCOME TAXES
 Current                                                                  81,300
 Deferred                                                               (11,300)
 Deferred - Related to Conversion to "C" Corporation                     272,900
                                                                      ----------
                                                                         342,900
                                                                      ----------
NET INCOME (LOSS)                                      $   54,826     $(165,667)
                                                       ----------     ----------
 Earnings per share (loss)                                                 (.06)

PRO FORMA DATA
 Income before income taxes                                54,826        177,233
 Provision for income taxes                                23,146         72,100
                                                           ------         ------
 PRO FORMA NET INCOME                                  $   31,680     $  105,133
                                                       ----------     ----------

PRO FORMA EARNINGS PER SHARE
 Net income                                            $      .02     $      .04
                                                       ----------     ----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              1,800,000      2,795,556
                                                        ---------      ---------

                       SEE NOTES TO FINANCIAL STATEMENTS

                                                                         Page 4
-------------------------------------------------------------------------------

                          ELECTRONIC PROCESSING, INC.
                                BALANCE SHEETS
                     DECEMBER 31, 1996 AND MARCH 31, 1997
                                  (UNAUDITED)

                                    ASSETS


                                                    December 31,      March 31,
                                                    ------------      ---------
                                                    1996              1997
                                                    ----              ----
CURRENT ASSETS
 Cash and cash equivalents                             $    4,882     $1,871,353
 Accounts receivable, trade, less allowance for
  doubtful accounts of $5,000                             798,230        807,452
 Prepaid expenses and other                               153,907        137,167
 Deferred income taxes                                                     8,200
                                                          -------      ---------
  Total Current Assets                                    957,019      2,824,172
                                                          -------      ---------

PROPERTY AND EQUIPMENT, At cost
 Furniture and fixtures                                   390,599        390,599
 Computer equipment                                     3,312,303      3,684,891
 Office equipment                                         297,971        306,511
 Leasehold improvements                                   247,494        262,534
 Transportation equipment                                  14,969         14,969
                                                           ------         ------
                                                        4,263,336      4,659,504
 Less accumulated depreciation                          2,087,483      2,283,999
                                                        ---------      ---------
                                                        2,175,853      2,375,505
                                                        ---------      ---------

SOFTWARE DEVELOPMENT COSTS, Net of
amortization                                            1,256,159      1,325,305
                                                        ---------      ---------

INTANGIBLE ASSETS, Net of amortization
 Excess of cost over fair value of net assets acquired     63,499         62,996
                                                        ---------      ---------

OTHER ASSETS
 Deferred stock issuance costs                            271,563
 Other                                                     42,145         26,923
                                                           ------         ------

                                                       $4,766,238     $6,614,901
                                                       ----------     ----------


  SEE NOTES TO FINANCIAL STATEMENTS

                                                                         Page 5
-------------------------------------------------------------------------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        December 31,  March 31,
                                                        1996          1997
CURRENT LIABILITIES
 Current maturities of long-term debt                   1,508,889     $  407,012
 Accounts payable                                         534,519        235,831
 Accrued expenses                                          90,140         46,775
 Income Taxes Payable                                                     81,300
                                                        ---------     ----------
  Total Current Liabilities                             2,133,548        770,918
                                                        ---------     ----------

LONG-TERM DEBT                                          1,242,660        488,816
                                                        ---------     ----------

DEFERRED INCOME TAXES                                                    269,800

SUBORDINATED DEBT                                         400,000
                                                        ---------


STOCKHOLDERS' EQUITY
 Common stock, $.01 par value; authorized 5,000,000
 shares; issued and outstanding 1,800,000 shares
 December 31, 1996 and 3,400,000 shares March 31,          18,000         34,000
 1997
  Additional paid-in capital                              282,000      5,219,543
  Retained earnings (deficit)                             690,030      (168,177)
                                                        ---------     ----------
                                                          990,030      5,085,366
                                                        ---------     ----------



                                                       $4,766,238     $6,614,901
                                                       ----------     ----------


                                                                         Page 6
-------------------------------------------------------------------------------

                          ELECTRONIC PROCESSING, INC.
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                  (UNAUDITED)

                                                              1996            1997
                                                           ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $   54,826       (165,667)
  Items not requiring (providing) cash:
    Provision Deferred Income Taxes                                          261,600
    Depreciation                                              127,589        191,867
    Amortization of software development costs                 70,716         63,710
    Amortization of intangible assets                             504            503
    (Gain) loss on disposal of equipment                          382           (817)
  Changes in:
    Accounts receivable                                      (120,327)        (9,222)
    Prepaid expenses and other assets                         (32,519)        31,962
    Accounts payable and accrued expenses                     169,317       (342,053)
      Accrued income taxes                                                    81,300
                                                           ----------     -----------
        Net cash provided by operating activities             270,488        113,183
                                                           ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                    350          2,800
  Purchase of property and equipment                         (197,737)      (393,509)
  Expenditures for software development costs                (140,675)      (132,856)
                                                           ----------     -----------
    Net cash used in investing activities                    (338,062)      (523,565)
                                                           ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) under line-of-credit agreement     25,000       (499,000)
  Proceeds from long-term debt                                168,890        131,886
  Principal payments under capital lease obligation           (92,064)      (492,482)
  Principal payments on long-term debt                        (54,564)      (996,126)
  Principal repayment subordinated note                                     (400,000)
  Dividends paid                                                            (250,000)
  Stock issuance costs                                                      (817,425)
  Proceeds stock issuance                                                  5,600,000
                                                           ----------     -----------
    Net cash provided by financing activities                  47,262      2,276,853
                                                           ----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                   (20,312)     1,866,471

CASH AND CASH EQUIVALENTS,
BEGINNING PERIOD                                               26,938          4,882
                                                           ----------     -----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                              $    6,626     $1,871,353
                                                           ----------     -----------

                        SEE NOTES TO FINANCIAL STATEMENTS

                                                                         Page 7
-------------------------------------------------------------------------------

                          ELECTRONIC PROCESSING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1997
                                  (UNAUDITED)


INTERIM STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements included all adjustments (consisting only of normal recurring accruals ) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. The results of the three-month period are not necessarily indicative of the operating results for the entire year.

PRO FORMA

In connection with the issuance of common stock to the public, the Company changed its income tax status to a C corporation. At such time, the Company recorded a deferred tax payable of $272,900 to account for the effects of temporary differences between assets and liabilities presented on the financial reporting basis and the income tax basis. As required by FASB # 109 "Accounting for Income Taxes", this amount is also included in the 1997 provision for income taxes in the accompanying statements of income.

Pro forma earnings information has been provided to reflect the effects of corporate income taxes on historical earnings, including the effects of permanent and temporary differences in reporting income and expenses for tax and financial reporting purposes, as if the Company had been subject to income taxes for all the periods presented. Pro forma adjustments reflect the provision for corporate income taxes. Pro forma earnings also eliminates the effect of the above tax provision of $272,900 resulting from the initial conversion to a C Corporation.

ADDITIONAL CASH FLOWS INFORMATION

                                              1996                  1997
                                              (unaudited)           (unaudited)
                                              -----------           -----------

NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital lease obligation and notes payable
  incurred for equipment                        $168,890             $131,886


ADDITIONAL CASH INFORMATION

Interest Paid                                     69,386               83,154


(4) INITIAL PUBLIC OFFERING

On February 4, 1997, the Company completed a public offering of 1,600,000 shares of common stock at $3.50 per share to raise $4,782,575 in net proceeds. The proceeds from the offering were used, in the three months ended March 31, 1997, to retire approximately $2,400,000 of debt and to purchase additional computer equipment related to the Company's Chapter 7 product.

The Company had reserved 270,000 shares of common stock for issuance of stock options to employees, officers and directors of the Company. Upon completion of the offering, the Company issued options for 119,500 of these shares with the exercise price being equal to the initial public offering price.

                                                                         Page 8
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating revenues for the three months ended March 31, 1997 increased to $1,857,120 from $1,388,224 for the quarter ended March 31,1996, an increase of 33.8%. Chapter 7 revenue increased $434,065 or 209.9%. The increase in revenue was due in part to the growth in new Chapter 7 trustee business for the Company and a higher overall portfolio of deposits from existing trustee clients. This growth in deposits resulted in higher monthly fees paid to EPI. In addition, the Company received increased installation revenue due to the new clients installed. The Company has an exclusive national marketing arrangement with NationsBank . The bank pays EPI a monthly fee based on the total dollar amount of Chapter 7 deposits at NationsBank and a fee for each new account installed. Chapter 13 revenue in 1997 compared to 1996 increased $81,637 or 7.5%. The additional revenue experienced in 1997 was due to an increase in caseloads managed by Chapter 13 trustee clients. Also, the number of new bankruptcy filings in 1997 was greater than in 1996 resulting in increased legal noticing revenue which constituted 33.8% of the total Chapter 13 revenue for 1997.

Processing costs increased to $670,489 for the three months ended March 31, 1997 compared to $548,354 for the 1996 period or a 22.3% increase. The increase for the first quarter of 1997 resulted principally from an increase in customer service expense, resulting from hiring additional trainers, hardware installers and other customer service functions to support the growth of Chapter 7 sales. Depreciation and amortization for the quarter ended March 31, 1997 increased to $232,152 from $176,818 for the same period in the prior year or a 31.3% increase. This increase related primarily to the purchase of computer equipment for the installations of the Company's new Chapter 7 product. Total cost of goods sold and direct costs increased to $902,641 for the first quarter of 1977 compared to $725,172 for the first quarter of the prior year or a 24.5% increase.

Gross profit increased $291,427 or 44.0% to $954,479 for the first quarter of 1997 compared to $663,052 for the similar period in 1996.Gross profit increased to 51.4% of operating revenues for the three months ended March 31, 1997 compared to a gross profit of 47.8% for the quarter ended March 31, 1996 due primarily to TCMS, which has higher gross margins, comprising a greater percentage of operating revenues in 1997.

Operating expenses as a percentage of operating revenues were 38.1% for the three months ended March 31, 1997 compared to 38.8% for the first quarter of 1996. Total operating expenses increased 31.3% over the same period last year. Sales and marketing expenses, which include sales and marketing salaries, trade show costs, and advertising costs increased 61.3% the for the three months ended March 31, 1997. The Company increased its marketing activities in 1997 related to the marketing of the Windows 95 version of TCMS.

Income from operations increased 98.7% to $247,590 for the first quarter of 1997, compared to $124,581 for the similar period in 1996, principally due to increased sales and higher gross profit margins.

In connection with the issuance of common stock to the public, the Company changed its income tax status to a C corporation. At such time, the company recorded a deferred tax payable of $272,900 to account for the effects of temporary differences between assets and liabilities presented on the financial reporting bases and the income tax basis. As required by FASB #109, this amount is also included in the 1997 provision for income taxes in the accompanying statements of income.

Pro forma earnings information reflects the effects of corporate income taxes on historical earnings as if the Company had been subject to income taxes for all the periods presented and also eliminates the effect

                                                                         Page 9
-------------------------------------------------------------------------------

of the above tax provision of $272,900 resulting from the initial conversion to a C corporation. The Company's effective tax rates were 41% and 42% for the first quarter of 1997 and 1996, respectively.

For the three months ended March 31, 1997, the Company reported pro forma net income of $105,133 compared to pro forma net income of $31,680 for the three months ended March 31, 1996, a 231.9% increase.

CAPITAL RESOURCES AND LIQUIDITY

The Company completed an initial public offering of its common stock on February 4, 1997, when it sold 1,600,000 shares of common stock at $3.50 per share to raise $4,782,575 in net proceeds. The proceeds from the stock offering were used to pay off approximately $2,387,608 in debt and to purchase computer equipment related principally to the installation of computer equipment for the Company's Chapter 7 product.

The Company's liquidity position is strong with total cash and cash equivalents of $1,871,353 at March 31,1997 and working capital of $2,053,254. The company generated net cash from operations of $113,183 as of March 31, 1997 representing principally net income before taxes of $177,233 plus depreciation and amortization of $256,080 and an decrease in prepaid expenses and other assets of $31,962 offset in part by a decrease in accounts payable and accrued expense of $342,053.

The Company has a $500,000 operating line of credit from a financial institution, of which $1,000 was outstanding at March 31, 1997 . The Company may borrow up to 80% of eligible accounts receivable against this line. The Company has an $250,000 equipment line of credit from the same financial institution of which $132,886 was outstanding at March 31, 1997. Both loans expire in March 1998, and the Company anticipates no difficulties in obtaining a renewal or extension of the loans.

The Company paid a final S Corporation distribution of $250,000 to the stockholders following the termination of the Company's S Corporation status. In addition, the Company incurred expenditures for software development costs totaling $132,856 for the first three months of 1997. The Company invested in property and equipment totaling $393,509 in the first quarter of 1997. The Company anticipates financing its operations, capital expenditures and software expenditures from internally generated funds and through bank borrowings and capital leases.

                                                                        Page 10
-------------------------------------------------------------------------------

                          ELECTRONIC PROCESSING, INC.
                          MARCH 31, 1997 FORM 10-QSB

                          PART II - OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
The following Exhibit is filed by attachment to this Form 10-QSB:

Exhibit
Number      Description of Exhibit                                       Page
-----------------------------------------------------------------------------
  27        Financial Data Schedule                                       13

(b)  REPORTS ON FORM 8-K:

None

                                                                        Page 11
-------------------------------------------------------------------------------

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ELECTRONIC PROCESSING, INC.


Date:     May 15, 1997                 /s/ Tom W. Olofson
                                       ------------------------------
                                       Tom W. Olofson
                                       Chairman of the Board
                                       Chief Executive Officer
                                       (Principal Executive Officer)
                                       Director

Date:     May 15, 1997                 /s/ Nanci R. Trutna
                                       ------------------------------
                                       Nanci R. Trutna
                                       Vice President Finance
                                       (Principal Financial Officer)








This schedule contains summary financial information extracted from Electronic Processing, Inc. Consolidated Statement of Income for the three months ended March 31, 1997 and Consolidated Balance Sheet as at March 31, 1997 qualified in its entirety by reference to such financial statements.