Form 10QSB
period 1997-06-30
ELECTRONIC PROCESSING INC
filed 1997-08-13
CIK 1027207

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997

                         COMMISSION FILE NUMBER 0-22081
               __________________________________________________



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


The number of shares outstanding of registrants common stock at July 31, 1997, was 3,400,000 shares


Transitional Small Business Disclosure Format (Check one):  Yes__     No  X

                           ELECTRONIC PROCESSING, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1997

                                    CONTENTS

                                                                            PAGE

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Income  -
          Three months and six months ended June 30, 1997 and 1996             3

     Balance Sheets - June 30, 1997 and December 31, 1996                      4

     Statements of Cash Flows -
          Six months ended June 30, 1997 and 1996                              6

     Notes to Consolidated Financial Statements                                7

Item 2. Management's Discussion and Analysis of Financial Condition and        8
     Results of Operations



PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     10

Item 2.  Changes in Securities                                                10

Item 3. Defaults Upon Senior Securities                                       10

Item 4. Submission of Matters to a Vote of Security Holders                   10

Item 5. Other Information                                                     10

Item 6. Exhibits and Reports on Form 8-K                                      10

Signatures                                                                    11

                           ELECTRONIC PROCESSING, INC.
                              STATEMENTS OF INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                   Six Months Ended June 30             Three Months  Ended June 30
                                                     1997           1996                1997                1996
                                                  ----------     ----------          ----------          ----------
OPERATING REVENUES                                $3,873,081     $2,929,972          $2,015,961          $1,541,748
                                                  ----------     ----------          ----------          ----------
COST OF GOODS SOLD AND DIRECT COSTS
     Processing costs                              1,381,409      1,177,307             710,921             628,955
     Depreciation and amortization                   478,869        366,086             246,717             189,268
                                                  ----------     ----------          ----------          ----------
                                                   1,860,278      1,543,393             957,638             818,223
                                                  ----------     ----------          ----------          ----------
GROSS PROFIT                                       2,012,803      1,386,579           1,058,323             723,525
                                                  ----------     ----------          ----------          ----------
OPERATING EXPENSES
     General and administrative                    1,469,992      1,081,791             787,031             565,309
     Depreciation and amortization                    44,972         44,207              21,044              22,218
                                                  ----------     ----------          ----------          ----------
                                                   1,514,964      1,125,998             808,075             587,527
                                                  ----------     ----------          ----------          ----------
INCOME FROM OPERATIONS                               497,839        260,581             250,248             135,998
                                                  ----------     ----------          ----------          ----------
OTHER INCOME (EXPENSE)
     Interest income                                  31,857             38              19,877                  26
     Interest expense                               (105,008)      (128,854)            (21,858)            (59,468)
     Other                                               823           (382)                  5                   0
                                                  ----------     ----------          ----------          ----------
                                                     (72,328)      (129,198)             (1,972)            (59,442)
                                                  ----------     ----------          ----------          ----------

NET INCOME BEFORE INCOME TAXES                      $425,511       $131,383            $248,276             $76,556
                                                  ----------     ----------          ----------          ----------
PROVISION FOR INCOME TAXES
     Current                                         187,050                            105,750
     Deferred                                        (13,948)                            (4,749)
     Deferred - Related to Conversion to
     C Corporation                                   272,900
                                                  ----------                         ----------
                                                     446,002                            101,001
                                                  ----------                         ----------
INCOME (LOSS)                                       ($20,491)      $131,383            $147,275             $76,556
                                                  ----------     ----------          ----------          ----------
                                                  ----------     ----------          ----------          ----------
     Earnings (loss) per share                          (.01)                               .04

PRO FORMA DATA
     Income before income taxes                      425,511        131,383             248,276              76,556
     Provision for income taxes                      173,102         55,444             101,001              32,307
                                                  ----------     ----------          ----------          ----------
PRO FORMA NET INCOME                                $252,409        $75,939            $147,275             $44,249
                                                  ----------     ----------          ----------          ----------
                                                  ----------     ----------          ----------          ----------

PRO FORMA EARNINGS PER SHARE
     Net income                                         $.08           $.04                $.04                $.02
                                                  ----------     ----------          ----------          ----------
                                                  ----------     ----------          ----------          ----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         3,099,448      1,800,000           3,400,000           1,800,000
                                                  ----------     ----------          ----------          ----------
                                                  ----------     ----------          ----------          ----------



SEE NOTES TO FINANCIAL STATEMENTS

                           ELECTRONIC PROCESSING, INC.

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS

                                                                     June 30, 1997    Dec. 31, 1996
                                                                      (Unaudited)         (Note)
                                                                      ----------     ----------
CURRENT ASSETS
     Cash and cash equivalents                                        $1,728,129         $4,882
     Accounts receivable, trade, less allowance for
     doubtful accounts of $5,000                                         978,963        798,230
     Prepaid expenses and other                                          125,658        153,907
     Deferred income taxes                                                 8,200
                                                                      ----------     ----------
               Total Current Assets                                    2,840,950        957,019
                                                                      ----------     ----------
PROPERTY AND EQUIPMENT, At cost
     Furniture and fixtures                                              390,599        390,599
     Computer equipment                                                3,874,606      3,312,303
     Office equipment                                                    306,511        297,971
     Leasehold improvements                                              507,540        247,494
     Transportation equipment                                             14,969         14,969
                                                                      ----------     ----------
                                                                       5,094,225      4,263,336
     Less accumulated depreciation                                     2,468,959      2,087,483
                                                                      ----------     ----------
                                                                       2,625,265      2,175,853
                                                                      ----------     ----------
SOFTWARE DEVELOPMENT COSTS, Net of
amortization                                                           1,378,164      1,256,159
                                                                      ----------     ----------
INTANGIBLE ASSETS, Net of amortization
     Excess of cost over fair value of net assets acquired                62,492         63,499
                                                                      ----------     ----------
OTHER ASSETS
     Deferred stock issuance costs                                                      271,563
     Other                                                                27,569         42,145
                                                                      ----------     ----------
                                                                      $6,934,440     $4,766,238
                                                                      ----------     ----------
                                                                      ----------     ----------

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1996, HAS BEEN DERIVED FROM THE AUDITED BALANCE SHEET AT THAT DATE, BUT IT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO FINANCIAL STATEMENTS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       June 30,       Dec. 31,
                                                                         1997           1996
                                                                      ----------     ----------
CURRENT LIABILITIES
     Current maturities of long-term debt                             $  450,875     $1,508,889
     Accounts payable                                                    330,285        534,519
     Accrued expenses                                                     86,332         90,140
     Income Taxes Payable                                                 64,050
                                                                      ----------     ----------
               Total Current Liabilities                                 931,542      2,133,548
                                                                      ----------     ----------
LONG-TERM DEBT                                                           518,669      1,242,660
                                                                      ----------
DEFERRED INCOME TAXES                                                    267,152

SUBORDINATED DEBT                                                                       400,000
                                                                                     ----------

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; authorized 5,000,000
     shares; issued and outstanding 1,800,000 shares
     December 31, 1996 and 3,400,000 shares June 30, 1997                 34,000         18,000
     Additional paid-in capital                                        5,206,078        282,000
     Retained earnings (deficit)                                         (23,001)       690,030
                                                                      ----------     ----------
                                                                       5,217,077        990,030
                                                                      ----------     ----------
                                                                      ----------     ----------




                                                                      $6,934,440     $4,766,238
                                                                      ----------     ----------
                                                                      ----------     ----------

                           ELECTRONIC PROCESSING, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                         1997            1996
                                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                              $    (20,491)      $131,383
     Items not requiring (providing) cash:
          Provision Deferred Income Taxes                                258,952
          Depreciation                                                   381,829        263,258
          Amortization of software development costs                     141,005        146,029
          Amortization of intangible assets                                1,007          1,007
          (Gain) loss on disposal of equipment                              (823)           382
     Changes in:
          Accounts receivable                                           (180,733)      (374,176)
          Prepaid expenses and other assets                               42,825        (65,153)
          Accounts payable and accrued expenses                         (208,042)       165,360
          Accrued income taxes                                            64,050     ----------
                                                                      ----------
               Net cash provided by operating activities                 479,579        268,090
                                                                      ----------     ----------
                                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                          2,800            350
     Purchase of property and equipment                                 (517,142)      (615,014)
     Expenditures for software development costs                        (263,010)      (238,079)
                                                                      ----------     ----------
               Net cash used in investing activities                    (777,352)      (852,743)
                                                                      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (payments) under line-of-credit agreement           (499,000)        75,000
     Proceeds from long-term debt                                              0        260,901
     Proceeds from capital leases                                              0        544,204
     Principal payments under capital lease obligation                  (587,694)      (195,908)
     Principal payments on long-term debt                             (1,011,391)      (109,800)
     Principal repayment subordinated note                              (400,000)
     Dividends paid                                                     (250,000)
     Stock issuance costs                                               (830,895)
     Proceeds stock issuance                                           5,600,000
                                                                      ----------     ----------
               Net cash provided by financing activities               2,021,020        574,397
                                                                      ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                            1,723,247        (10,256)

CASH AND CASH EQUIVALENTS,
BEGINNING PERIOD                                                           4,882         26,938
                                                                      ----------     ----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                         $1,728,129        $16,682
                                                                      ----------     ----------
                                                                      ----------     ----------



SEE NOTES TO FINANCIAL STATEMENTS

                           ELECTRONIC PROCESSING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


(1)  INTERIM STATEMENT PRESENTATION

The accompanying unaudited financial statements included all adjustments (consisting only of normal recurring accruals ) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the interim periods shown are not necessarily indicative of the operating results for the entire year.

(2)  PRO FORMA

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

(3)  ADDITIONAL CASH FLOWS INFORMATION

                                                      1997           1996
                                                    --------       ---------
NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital lease obligation and notes payable
     incurred for equipment                         $316,080       $555,105


ADDITIONAL CASH INFORMATION

Interest Paid                                        105,008        128,854


(4)  INITIAL PUBLIC OFFERING

On February 4, 1997, the Company completed a public offering of 1,600,000 shares of common stock at $3.50 per share to raise $4,782,575 in net proceeds. The proceeds from the offering were used to retire $2,387,608 of debt, purchase additional computer equipment related to the Company's Chapter 7 product, fund additional software development costs for new products, and fund expansion of the company's sales/marketing program.

The Company has reserved 270,000 shares of common stock for issuance of stock options to employees, officers and directors of the Company. Upon completion of the offering, the Company issued options for 119,500 of these shares with the exercise price equal to the initial public offering price.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

Operating revenues for the six months ended June 30, 1997 were $3,873,081 compared to $2,929,972 for the similar 1996 period, an increase of 32.2%. Chapter 7 revenue increased $662,792 or 139.0%. The Company has an exclusive national marketing arrangement with NationsBank. The bank pays EPI a monthly fee based on the total dollar amount of Chapter 7 deposits at NationsBank and a fee for each new account installed. The increase in revenue was due in part to the growth in new Chapter 7 trustee business for the Company resulting in higher monthly fees paid to EPI. Chapter 13 revenue in the 1997 period compared to the similar 1996 period increased $237,922 or 11.2%. The additional revenue experienced in 1997 was due to an increase in caseloads managed by Chapter 13 trustee clients. Also, the number of new bankruptcy filings in 1997 was greater than in 1996 resulting in increased legal noticing revenue, which constituted 34.1% of the total Chapter 13 revenue for 1997.

Processing costs increased to $1,381,409 for the first half of 1997 compared to $1,177,307 for the 1996 period or a 17.3% increase. The increase for the first half of 1997 resulted principally from an increase in customer service expense, trainers, hardware installers and other customer service functions to support the growth of the Chapter 7 sales. Depreciation and amortization for the six months ended June 30, 1997 increased to $478,869 from $366,086 for the same period in the prior year or a 30.8% increase. The increase related primarily to the purchase of computer equipment for the installations of the company's new Chapter 7 product. Total cost of goods sold and direct costs increased to $1,860,278 for the first half of 1997 compared to $1,543,393 for the first half of the prior year or a 20.5% increase.

Gross profit increased $626,224 or 45.2% to $2,012,803 for the six months ended June 30, 1997 compared to $1,386,579 for the similar period in 1996. Gross profit as a percentage of operating revenues increased to 52.0% for the 1997 period from 47.3% for the 1996 period due primarily to TCMS (Trustee Case Management System) for Chapter 7, which has higher gross margins, comprising a greater percentage of operating revenues in 1997.

Operating expenses as a percentage of operating revenues were 39.1% for the six months ended June 30, 1997 compared to 38.4% for the first half of 1996. Total operating expenses increased 34.5% over the same period last year. Sales and marketing expenses, which include sales and marketing salaries, trade show costs, and advertising costs increased 51.7% for the six months ended June 30, 1997. The Company increased its marketing activities in 1997 related to the marketing of the Windows 95 version of TCMS.

Income from operations increased 91.0% to $497,839 for the first half of 1997 compared to $260,581 for the first half of 1996, principally due to increased sales and higher gross profit margins.

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

Pro forma earnings information reflects the effects of corporate income taxes on historical earnings as if the Company had been subject to income taxes for all the periods presented and also eliminates the effect of the above tax provision of $272,900 resulting from the initial conversion to a C corporation. The Company's effective tax rates were 41% and 42% for the first half of 1997 and 1996, respectively.

For the six months ended June 30, 1997, the Company reported pro forma net income of $252,409 compared to pro forma net income of $75, 939 for the six months ended June 30, 1997, a 232.4% increase.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS JUNE 30, 1996.

Operating revenues for the three months ended June 30, 1997 were $2,015,961 compared to $1,541,748 for the similar 1996 period, an increase of 30.8%. The principal reasons for the increases in operations for the three months ended June 30, 1997 versus 1996 are outlined in the discussion of the six-month results.

Processing costs increased to $710,921 for the second quarter ended June 30, 1997 compared to $628,955 for the similar 1996 period, a 13.0% increase. Total cost of goods sold and direct costs increased to $957,638 for the three months ended June 30, 1997 compared to $818,223 for the similar period in 1996 or a 17.0% increase. Gross profit was $1,058,323 or 52.5% of operating revenues in the second quarter of 1997 versus $723,525 or 46.9% of operating revenues in the second quarter of 1996. See six-month results above for further discussion.

Operating expenses as a percentage of operating revenues were 40.1% for the three months ending June 30, 1997 compared to 38.1% for the 1996 period. Total operating expenses increased $220,548 or 37.5% over 1996. The increase resulted primarily from expanded marketing and promotional costs for TCMS as discussed above.

Income from operations increased 84.0% to $250,248 for the second quarter of 1997. For the second quarter ended June 30, 1997, the Company reported pro forma net income of $147,275 compared to pro forma net income of $44,249 for the second quarter ended June 30, 1996, a 232.8% increase.

CAPITAL RESOURCES AND LIQUIDITY AT JUNE 30, 1997

The Company completed an initial public offering of its common stock on February 4, 1997, when it sold 1,600,000 shares of common stock at $3.50 per share to raise $4,782,575 in net proceeds. The proceeds from the stock offering were used to pay off $2,387,608 in debt and to purchase computer equipment related principally to the installation of computer equipment for the Company's Chapter 7 product.

The Company's liquidity position is strong with total cash and cash equivalents of $1,728,129 at June 30, 1997 and working capital of $1,909,408. The company generated net cash from operations of $479,579 during the six months ended

June 30, 1997 representing principally net income before taxes of $425,511 plus depreciation and amortization of $523,841 offset in part by a decrease in accounts payable and accrued expense of $208,042 and increase in accounts receivable of $180,733.

The Company has a $500,000 operating line of credit from a financial institution, of which $1,000 was outstanding at June 30, 1997 . The Company may borrow up to 80% of eligible accounts receivable against this line. The Company has an $500,000 equipment line of credit from the same financial institution of which $302,504 was outstanding at June 30, 1997. Both loans expire in March 1998, and the Company anticipates no difficulties in obtaining a renewal or extension of the loans.

The Company paid a final S Corporation distribution of $250,000 to the stockholders following the termination of the Company's S Corporation status. In addition , the Company incurred expenditures for software development costs totaling $263,010 for the first half of 1997. The Company invested in property and equipment totaling $833,222 in the first half of 1997. The Company anticipates financing its operations, capital expenditures and software expenditures from internally generated funds and through bank borrowings and capital leases.

                           ELECTRONIC PROCESSING, INC.
                           JUNE 30,  1997 FORM 10-QSB

                          PART II - OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
The following Exhibit is filed by attachment to this Form 10-QSB:

Exhibit
NUMBER    DESCRIPTION OF EXHIBIT                                PAGE
-------   ----------------------                                -----
  27      Financial Data Schedule                                13

(b)  REPORTS ON FORM 8-K:

None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ELECTRONIC PROCESSING, INC.


Date:     August 14, 1997               /s/  TOM W. OLOFSON
                                        ------------------------------------
                                            Tom W. Olofson

                                            Chairman of the Board
                                            Chief Executive Officer
                                            (Principal Executive Officer)
                                            Director

Date:     August 14, 1997               /s/ NANCI R. TRUTNA
                                        ------------------------------------
                                            Nanci R. Trutna
                                            Vice President Finance
                                            (Principal Financial Officer)








This schedule contains summary financial information extracted from Electronic Processing, Inc. Consolidated Statement of Income for the three months and six months ended June 30, 1997 and Consolidated Balance Sheet as at June 30, 1997 qualified in its entirety by reference to such financial statements.