Form 10QSB
period 1997-09-30
ELECTRONIC PROCESSING INC
filed 1997-11-13
CIK 1027207

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                                 913-321-6392
                          (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No
                                                                    ---    ---

The number of shares outstanding of registrants common stock at October 31, 1997, was 3,400,000 shares

Transitional Small Business Disclosure Format (Check one):  Yes    No  X
                                                                ---   ---

                          ELECTRONIC PROCESSING, INC.
                                  FORM 10-QSB
                       QUARTER ENDED SEPTEMBER 30, 1997

                                   CONTENTS

                                                                         Page
                                                                         ----
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

        Statements of Income  -
          Three months and nine months ended September 30, 1997 and 1996    3

        Balance Sheets -September 30, 1997 and December 31, 1996            4

        Statements of Cash Flows -
          Nine months ended September 30, 1997 and 1996                     6

        Notes to Financial Statements                                       7

Item 2. Management's Discussion and Analysis of Financial Condition and     8
          Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  10

Item 2.  Changes in Securities                                             10

Item 3. Defaults Upon Senior Securities                                    10

Item 4. Submission of Matters to a Vote of Security Holders                10

Item 5. Other Information                                                  10

Item 6. Exhibits and Reports on Form 8-K                                   10

Signatures                                                                 11

                          ELECTRONIC PROCESSING, INC.
                             STATEMENTS OF INCOME
    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                           Nine Months Ended           Three Months  Ended
                                                              September 30                  September 30
                                                       -------------------------     -------------------------
                                                          1997           1996           1997           1996
                                                       ----------     ----------     ----------     ----------
OPERATING REVENUES                                     $6,096,467     $4,638,685     $2,223,385     $1,708,704
                                                       ----------     ----------     ----------     ----------
COST OF GOODS SOLD AND DIRECT COSTS
    Processing costs                                    2,151,158      1,857,034        769,748        679,728
    Depreciation and amortization                         763,408        587,493        284,539        221,406
                                                       ----------     ----------     ----------     ----------
                                                        2,914,566      2,444,527      1,054,287        901,134
                                                       ----------     ----------     ----------     ----------
GROSS PROFIT                                            3,181,901      2,194,158      1,169,098        807,570
                                                       ----------     ----------     ----------     ----------
OPERATING EXPENSES
    General and administrative                          2,284,361      1,713,856        814,367        632,065
    Depreciation and amortization                          67,984         66,810         23,015         22,603
                                                       ----------     ----------     ----------     ----------
                                                        2,352,345      1,780,666        837,382        654,668
                                                       ----------     ----------     ----------     ----------
INCOME FROM OPERATIONS                                    829,556        413,492        331,716        152,902
                                                       ----------     ----------     ----------     ----------
OTHER INCOME (EXPENSE)
    Interest income                                        48,490             43         16,633              5
    Interest expense                                     (130,957)      (201,344)       (25,949)       (72,490)
    Other                                                   1,007          1,013            185          1,394
                                                       ----------     ----------     ----------     ----------
                                                          (81,460)      (200,288)        (9,131)       (71,091)
                                                       ----------     ----------     ----------     ----------
NET INCOME BEFORE INCOME TAXES                           $748,096       $213,204       $322,585        $81,811
                                                       ----------     ----------     ----------     ----------
PROVISION FOR INCOME TAXES
    Current                                               279,933                        92,883
    Deferred                                               24,400                        38,348
    Deferred - Related to Conversion to
    C Corporation                                         272,900
                                                       ----------                    ----------
                                                          577,233                       131,231
                                                       ----------                    ----------
INCOME                                                   $170,863       $213,204       $191,354        $81,811
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------
    Earnings per share                                        .05                           .06

PRO FORMA DATA
    Income before income taxes                            748,096        213,204        322,585         81,811
    Provision for income taxes                            304,333         90,000        131,231         34,536
                                                       ----------     ----------     ----------     ----------
 PRO FORMA NET INCOME                                    $443,763       $123,204       $191,354        $47,275
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

PRO FORMA EARNINGS PER SHARE
    Net income                                               $.14           $.07           $.06           $.03
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              3,200,733      1,800,000      3,400,000      1,800,000
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

SEE NOTES TO FINANCIAL STATEMENTS

                          ELECTRONIC PROCESSING, INC.

                                BALANCE SHEETS

                             SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                                                   September 30, 1997 Dec. 31, 1996
                                                   ------------------ -------------
                                                       (Unaudited)        (Note)
CURRENT ASSETS
    Cash and cash equivalents                          $1,579,276         $4,882
    Accounts receivable, trade, less allowance for
    doubtful accounts of $5,000                           999,399        798,230
    Prepaid expenses and other                            150,548        153,907
    Deferred income taxes                                   8,200
                                                       ----------     ----------
        Total Current Assets                            2,737,423        957,019
                                                       ----------     ----------
PROPERTY AND EQUIPMENT, At cost
    Furniture and fixtures                                478,669        390,599
    Computer equipment                                  4,290,008      3,312,303
    Office equipment                                      306,510        297,971
    Leasehold improvements                                823,711        247,494
    Transportation equipment                               14,969         14,969
                                                       ----------     ----------
                                                        5,913,867      4,263,336
    Less accumulated depreciation                       2,671,349      2,087,483
                                                       ----------     ----------
                                                        3,242,518      2,175,853
                                                       ----------     ----------
SOFTWARE DEVELOPMENT COSTS, Net of
amortization                                            1,390,834      1,256,159
                                                       ----------     ----------
INTANGIBLE ASSETS, Net of amortization
    Excess of cost over fair value of net assets
      acquired                                             61,989         63,499
                                                       ----------     ----------
OTHER ASSETS
    Deferred stock issuance costs                                        271,563
    Other                                                  29,445         42,145
                                                       ----------     ----------
                                                       $7,462,209     $4,766,238
                                                       ----------     ----------
                                                       ----------     ----------

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1996, HAS BEEN DERIVED FROM THE AUDITED BALANCE SHEET AT THAT DATE, BUT IT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO FINANCIAL STATEMENTS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  September 30, 1997 Dec. 31, 1996
                                                                  ------------------ -------------
CURRENT LIABILITIES
    Current maturities of long-term debt                                $539,437     $1,508,889
    Accounts payable                                                     334,697        534,519
    Accrued expenses                                                     134,047         90,140
    Income taxes payable                                                  61,933
                                                                      ----------     ----------
        Total Current Liabilities                                     $1,070,114      2,133,548
                                                                      ----------     ----------
LONG-TERM DEBT                                                           682,242      1,242,660
                                                                      ----------
DEFERRED INCOME TAXES                                                    305,500
                                                                      ----------


SUBORDINATED DEBT                                                                       400,000
                                                                                     ----------


STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 5,000,000
    shares; issued and outstanding 1,800,000 shares
    December 31, 1996 and 3,400,000 shares
    September 30, 1997                                                    34,000         18,000
        Additional paid-in capital                                     5,202,000        282,000
        Retained earnings                                                168,353        690,030
                                                                      ----------     ----------
                                                                       5,404,353        990,030
                                                                      ----------     ----------

                                                                      $7,462,209     $4,766,238
                                                                      ----------     ----------
                                                                      ----------     ----------

                          ELECTRONIC PROCESSING, INC.
                           STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTMBER 30, 1997 AND 1996
                                  (UNAUDITED)


                                                                          1997         1996
                                                                      ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $170,863       $213,204
    Items not requiring (providing) cash:
        Provision Deferred Income Taxes                                  297,300
        Depreciation                                                     584,216        426,370
        Amortization of software development costs                       245,666        226,424
        Amortization of intangible assets                                  1,510          1,509
        (Gain) loss on disposal of equipment                                (817)           382
 Changes in:
        Accounts receivable                                             (201,169)      (217,015)
        Prepaid expenses and other assets                                 16,051        (27,618)
        Accounts payable and accrued expenses                           (155,915)       149,821
        Accrued income taxes                                              61,933
                                                                       ---------      ---------
            Net cash provided by operating activities                  1,019,638        773,077
                                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property and equipment                           2,800            350
    Purchase of property and equipment                                  (956,786)       (94,900)
    Expenditures for software development costs                         (380,341)      (364,122)
                                                                      ----------     ----------
        Net cash used in investing activities                         (1,334,327)      (458,672)
                                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (payments) under line-of-credit agreement            (499,000)        40,000
    Proceeds from long-term debt                                               0        250,000
    Proceeds from capital leases                                               0
    Principal payments under capital lease obligation                   (681,188)      (321,828)
    Principal payments on long-term debt                              (1,045,761)      (168,845)
    Principal repayment subordinated note                               (400,000)
    Dividends paid                                                      (250,000)
    Stock issuance costs                                                (834,968)       (62,144)
    Proceeds stock issuance                                            5,600,000        (64,749)
        Net cash provided by (used in) financing activities
                                                                      ----------     ----------
                                                                       1,889,083       (327,566)
                                                                      ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   1,574,394        (13,161)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                        4,882         26,938
                                                                      ----------     ----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                         $1,579,276        $13,777
                                                                      ----------     ----------
                                                                      ----------     ----------

SEE NOTES TO FINANCIAL STATEMENTS

                          ELECTRONIC PROCESSING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)



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

(3)  ADDITIONAL CASH FLOWS INFORMATION

                                                 1997          1996
                                              ---------      --------
NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital lease obligation and notes payable
               incurred for equipment          $696,079      $901,660

ADDITIONAL CASH INFORMATION

Interest Paid                                  $130,957      $201,344


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

The Company has reserved 270,000 of common stock for issuance of stock options to employees, officers and directors of the Company. Upon completion of the offering, the Company issued options for 115,500 of these shares with the exercise price equal to the initial public offering price. Also, an additional 68,500 options were issued on July 10, 1997 at the exercise price of $4.50 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

Operating revenues for the nine months ended September 30, 1997 were $6,096,467 compared to $4,638,685 for the similar 1996 period, an increase of 31.4%. Chapter 7 revenue increased $981,832 or 114.3% . The Company has an exclusive national marketing arrangement with NationsBank. The bank pays EPI a monthly fee based on the total dollar amount of Chapter 7 deposits at NationsBank and a fee for each new account installed. The increase in revenue was due in part to the growth in new Chapter 7 trustee business for the Company resulting in higher monthly fees paid to EPI. Chapter 13 revenue in the 1997 period compared to the similar 1996 period increased $433,703 or 12.7%. The additional revenue experienced in 1997 was due to an increase in caseloads managed by Chapter 13 trustee clients. Also, the number of new bankruptcy filings in 1997 was greater than in 1996 resulting in increased legal noticing revenue, which constituted 32.3% of the total Chapter 13 revenue for 1997, compared to 32.2% in the same period in 1996.

Processing costs increased to $2,151,158 for the first nine months of 1997 compared to $1,857,034 for the 1996 period or a 15.8% increase. The increase for the first nine months of 1997 resulted principally from an increase in customer service expense, trainers, hardware installers and other customer service functions to support the growth of the Chapter 7 sales. Depreciation and amortization for the nine months ended September 30, 1997 increased to $763,408 from $587,493 for the same period in the prior year or a 29.9% increase. The increase related primarily to the purchase of computer equipment for the installations of the company's new Chapter 7 product. Total cost of goods sold and direct costs increased to $2,914,566 for the first nine months of 1997 compared to $2,444,527 for the first nine months of the prior year or a 19.2% increase.

Gross profit increased $987,743 or 45.0% to $3,181,901 for the nine months ended September 30, 1997 compared to $2,194,158 for the similar period in 1996. Gross profit as a percentage of operating revenues increased to 52.2% for the 1997 period from 47.3% for the 1996 period due primarily to TCMS (Trustee Case Management System) for Chapter 7, which has higher gross margins, comprising a greater percentage of operating revenues in 1997.

Operating expenses as a percentage of operating revenues were 38.6% for the nine months ended September 30, 1997 compared to 38.4% for the first nine months of 1996. Total operating expenses increased 32.1% over the same period last year. Sales and marketing expenses, which include sales and marketing salaries, trade show costs, and advertising costs increased 34.0% over the nine months ended September 30, 1997. The Company increased its marketing activities in 1997 related to the marketing of the Windows 95 version of TCMS.

Income from operations increased 100.6% to $829,556 for the first nine months of 1997 compared to $413,492 for the first nine months of 1996, principally due to increased sales and higher gross profit margins.

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

Pro forma earnings information reflects the effects of corporate income taxes on historical earnings as if the Company had been subject to income taxes for all the periods presented and also eliminates the effect of the above tax provision of $272,900 resulting from the initial conversion to a C corporation. The Company's effective tax rates were 41% and 42% for the first nine months of 1997 and 1996, respectively.

For the nine months ended September 30, 1997, the Company reported pro forma net income of $443,763 compared to pro forma net income of $123,204 for the nine months ended September 30, 1996, a 260.2% increase.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS SEPTEMBER 30, 1996.

Operating revenues for the three months ended September 30, 1997 were $2,223,385 compared to $1,708,704 for the similar 1996 period, an increase of 30.1%. The principal reasons for the increases in operations for the three months ended September 30, 1997 versus 1996 are outlined in the discussion of the nine-month results.

Processing costs increased to $769,748 for the third quarter ended September 30, 1997 compared to $679,728 for the similar 1996 period, a 13.2% increase. Total cost of goods sold and direct costs increased to $1,054,287 for the three months ended September 30, 1997 compared to $901,134 for the similar period in 1996 or a 17.0% increase. Gross profit was $1,169,098 or 52.6% of operating revenues in the third quarter of 1997 versus $807,570 or 47.3% of operating revenues in the third quarter of 1996. See nine-month results above for further discussion.

Operating expenses as a percentage of operating revenues were 37.7% for the three months ending September 30, 1997 compared to 38.3% for the 1996 period. Total operating expenses increased $182,714 or 27.9% over 1996. The increase resulted primarily from expanded marketing and promotional costs for TCMS as discussed above.

Income from operations increased 116.9% to $331,716 for the third quarter of 1997. For the third quarter ended September 30, 1997, the Company reported pro forma net income of $191,354 compared to pro forma net income of $47,275 for the third quarter ended September 30, 1996, a 304.8% increase.

CAPITAL RESOURCES AND LIQUIDITY AT SEPTEMBER 30, 1997

The Company completed an initial public offering of its common stock on February 4, 1997, when it sold 1,600,000 shares of common stock at $3.50 per share to raise $4,782,575 in net proceeds. The proceeds from the stock offering were used to retire $2,387,608 in debt, purchase additional computer equipment related principally to the installation of computer equipment for the Company's Chapter 7 product, fund additional software development costs for new products, and fund expansion of the company's sales/marketing program.

The Company's liquidity position is strong with total cash and cash equivalents of $1,579,276 at September 30, 1997 and working capital of $1,667,309. The company generated net cash from operations of $1,019,638 during the nine months ended September 30, 1997 representing principally net income before taxes of $530,096 plus depreciation and amortization of $831,392 offset in part by a decrease in accounts payable and accrued expense of $155,915 and an increase in accounts receivable of $201,169.

The Company has a $500,000 operating line of credit from a financial institution, of which $1,000 was outstanding at September 30, 1997 . The Company has two equipment lines of credit, one for $500,000 and another for $1,000,000. The balance outstanding on the equipment lines of credit totaled $565,933 at September 30, 1997. The Company anticipates no difficulties in obtaining a renewal or extension of the loans when they become due in March and July of 1998.

The Company paid a final S Corporation distribution of $250,000 to the stockholders following the termination of the Company's S Corporation status. In addition , the Company incurred expenditures for software development costs totaling $380,341 for the first nine months of 1997. The Company invested in property and equipment totaling $1,652,865 in the first nine months of 1997. The Company anticipates financing its operations, capital expenditures and software expenditures from internally generated funds and through bank borrowings.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements that involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are a significant change in on-going bankruptcy filings in the United States, legislative or regulatory changes affecting bankruptcy filings or the way bankruptcy trustees carry out their duties, entry into the market of new competitors or development by competitors of new or superior product technologies and other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

                          ELECTRONIC PROCESSING, INC.
                          JUNE 30,  1997 FORM 10-QSB

                          PART II - OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual Meeting of the Shareholders of the Company was held on June 3, 1997, to consider the election of directors, ratification of the appointment of independent accountants for the Company for 1997, and to amend the Articles of Incorporation of the corporation to increase the number of authorized shares of common stock from 5,000,000 to 10,000,000. The results of the voting at the Annual Meeting were as follows:

   ELECTION OF DIRECTORS:
                              FOR         AGAINST     ABSTAIN
                              3,331,255   3,300       0

Tom W. Olofson
Christopher E. Olofson
Robert C. Levy
W. Bryan Satterlee


RATIFICATION OF BAIRD, KURTZ  3,330,255   3,000       1,300
 DOBSON AS INDEPENDENT
  ACCOUNTANTS


INCREASE THE NUMBER OF
 AUTHORIZED SHARES OF COMMON
  STOCK FROM 5,000,000 TO
  10,000,000                  3,304,255   12,230      8,100


No other matters were submitted to a vote of the shareholders at the annual meeting.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following Exhibit is filed by attachment to this Form 10-QSB:

Exhibit
Number    Description of Exhibit                               Page
-------   ----------------------                               ----
  27           Financial Data Schedule                          13

(b) REPORTS ON FORM 8-K:

None













                                  SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





ELECTRONIC PROCESSING, INC.


Date:     November 14, 1997             /s/  Tom W. Olofson
                                        ----------------------------------
                                        Tom W. Olofson
                                        Chairman of the Board
                                        Chief Executive Officer
                                        (Principal Executive Officer)
                                        Director

Date:     November 14, 1997             s/ Nanci R. Trutna
                                        ----------------------------------
                                        Nanci R. Trutna
                                        Vice President Finance
                                        (Principal Financial Officer)