Form 10KSB
period 1997-12-31
ELECTRONIC PROCESSING INC
filed 1998-03-26
CIK 1027207

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                    15 (d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22081
                      -------------------------------------

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

                         Common Stock, Without Par Value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 1997  are $8,389,144

The aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the Nasdaq SmallCap Market-TM-) on March 20, 1998 was approximately $22,800,000. As of March 20, 1998 there were 3,419,974 shares of Common Stock outstanding.


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

Today, the Company's business is centered around two primary software products: TCMS (Trustee Case Management System) for Chapter 7 trustees and CasePower for Chapter 13 trustees. Both products are compatible with current computer technologies and offer an array of bankruptcy-specific functions that are useful in the daily operations of a bankruptcy trustee's office. The Company also continues to support a predecessor product for Chapter 13 trustees that is founded on AS/400 technology.

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

     Chapter 9 - Reorganization of Municipality

     Chapter 11 - Reorganization of Corporation

     Chapter 12 - Reorganization of Family Farm

     Chapter 13 - Reorganization of Individual Debt

The Company believes that Chapter 7 and Chapter 13 are the most attractive sectors in the bankruptcy industry to which it can provide service and has developed a strategic plan accordingly. In the aggregate, Chapters 9, 11, and 12 represent only approximately 1% of overall national bankruptcy filings.

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

        MARKET CONDITIONS

The Company estimates that there are approximately $3 billion in cash proceeds being administered in Chapter 7 by approximately 1,500 trustees. The Company estimates there are in excess of 550,000 cases pending in Chapter 13 managed by approximately 180 standing Chapter 13 trustees.

        MARKET CONDITIONS IN CHAPTER 7

The Company believes that there are favorable market conditions for its Chapter 7 product and services. The Company has successfully entered key strategic markets, including California and New York, two of the largest national bankruptcy markets, with the TCMS Release 2.0, the second major Windows95-based version of the software. In September, 1997, the Company announced that it was finalizing development of TCMS Version 3.0, which incorporates substantial new features and technologies and projected a first quarter 1998 general release date. Additionally, the Company announced the development of Bankruptcy Link,-Registered Trademark- an Internet-based environment that will allow bankruptcy professionals to share information electronically.

     MARKET CONDITIONS IN CHAPTER 13

For the twelve-month period ended September 30, 1997, Chapter 13 filings increased 18% according to the Administrative Office of U.S. Courts. The Company believes that market conditions are favorable for growth in the Chapter 13 sector because of nationally growing caseloads and the availability of the CasePower product for Windows95/Windows NT.

PRODUCTS

The Company's products include TCMS (Trustee Case Management System) for Chapter 7, CasePower for Chapter 13, and Midrange for Chapter 13. The TCMS product can also track Chapter 11 cases, and the Midrange/CasePower products can also track Chapter 12 cases. The Company produces its software applications internally with a full time staff of professional software developers.

CHAPTER 7 PRODUCTS

The Company's Chapter 7 product assists trustees to manage liquidation bankruptcies, whereby the trustee liquidates the debtor's assets and disburses the resulting funds to creditors.

     CURRENT CHAPTER 7 PRODUCT: TCMS

TCMS (Trustee Case Management System) is a Windows95/Windows NT based package of proprietary software, computer equipment and support services offered to Chapter 7 trustees through a national marketing arrangement with NationsBank. TCMS provides easy-to-use modules for asset management, financial record keeping and claims administration. An electronic banking link developed by the Company gives users an automated mechanism for entering banking transactions, and an electronic court interface allows users to download claim information into the trustee's database automatically.

A typical TCMS system is provided to the end-user trustee client without direct charge and includes the following products and services: (i) a license to use the proprietary TCMS software and subsequent upgrades; (ii) computer hardware, laser printer, modem, tape backup and operating software, which are returned to EPI if the trustee's bankruptcy deposits leave the bank designated by EPI; (iii) database conversion from previous computer system;
(iv) configuration and installation of hardware by EPI personnel; (v) on-site software training; (vi) customization of reports conforming to local bankruptcy court regulations; (vii) toll-free customer service; and (viii) remote diagnostics. The Company's revenues are based upon the total funds kept on deposit. See "Pricing -- Chapter 7 Pricing."

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

Customized District Reports. EPI develops custom tailored final reports and final accounts for each district where TCMS is marketed. Preparing these documents has traditionally been one of the most time consuming tasks in Chapter 7 case administration. With TCMS, trustees can quickly generate a fully formatted, polished report with all figures calculated and filled in.

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

CHAPTER 13 PRODUCTS

The Company's Chapter 13 products assist trustees to manage individual reorganization bankruptcies, whereby the debtor makes payments to the trustee, who in turn disburses the funds to creditors:

     CURRENT CHAPTER 13 PRODUCTS: CASEPOWER AND MIDRANGE

CasePower is based on Windows95/NT and Oracle technology, while Midrange is based on IBM mini-computer AS/400 technology. The CasePower product, on the market since 1997, replaces the older Midrange product. The Company continues to support the Midrange product as existing customers are converted to the CasePower environment. See Year 2000 discussion.

Both products assist Chapter 13 trustees managing databases containing from approximately 500 to over 10,000 active bankruptcies simultaneously. Because Chapter 13 bankruptcy cases typically undergo thirty-six to sixty consecutive monthly distributions, Chapter 13 is considerably more transaction intensive and paperwork intensive than Chapter 7, where a single distribution is normally made at the end of the case. Chapter 13 trustee clients out-source various activities to EPI to facilitate the preparation of large output jobs.

Processing and report printing functions are divided between the client-site and EPI's data center in Kansas City. Both products are installed in a multi-user configuration that allows each member of the trustee's office staff to access the database and enter transactions throughout the business day. The trustee's live database resides in his or her office. The size of a Chapter 13 trustee's office staff varies proportionally with the caseload managed.

The trustee's office staff enters financial information into CasePower or Midrange, including cash receipts, financial adjustments and payment instructions for each claim. EPI's proprietary program logic interprets a wide variety of court-directed payment scenarios and consolidates them into easy-to-understand codes that are entered by users. Daily reports and customized inquiries can be requested and printed inside the trustee's office.

At the end of each month, the trustee forwards a copy of the database to EPI in Kansas City. EPI prints distribution checks for each eligible creditor and prepares detailed laser output for every case in the database as a billable service. Checks and reports are shipped overnight back to the trustee for inspection, approval and mailout.

In certain parts of the country, the Chapter 13 trustee is responsible for noticing parties-in-interest of key developments in each bankruptcy case, including the setting of the mandatory first meeting of creditors. The Company's products automate this meeting notice for the trustees. Each evening, EPI's data center receives a modem transmission of daily noticing activity from the client-site. EPI prints and reviews the notices, inserts them into envelopes and mails them the next day. Trustees are billed directly for noticing services based upon the number of documents generated.

Some bankruptcy courts require additional information, such as a photocopy of the plan of reorganization, to be included with the notice. EPI offers such document reproduction and assembly services to trustees at an additional charge.

     SOFTWARE FEATURES

The CasePower and Midrange software help trustees manage administrative aspects of Chapter 13 bankruptcy. The trustee and office staff typically use the system each day to monitor activity in their caseload.

Noticing. When new cases are entered on the system, the EPI data center in Kansas City can extract relevant information and prepare mandatory first meeting of creditors notices for each case. Subsequent forms, such as reset notices, correcting notices, motions to allow claims, motions to allow additional claims and motions to dismiss, can also be selected and prepared through the system.

Case Management. The products store and monitor key dates, names, addresses and text notes for every case in the system. A variety of retrieval mechanisms enable users to view case information from various perspectives.

Financial History. The office staff enters cash receipts and financial adjustments in the system as part of the daily bank deposit. The software updates the balances in each case and summarizes the day's financial transactions. Each month, the software prepares a single-page summary of the receipts and disbursements in every case.

Monthly Distribution. The software's advanced distribution logic interprets payment orders from the bankruptcy court. Several different payment methodologies (e.g., pro rata, fixed monthly payment, per capita, etc.) may be spread over 99 separate distribution priority levels. Individual checks or voucher checks can be printed for each creditor. Claims having objections filed on them can continue to accrue distributions without releasing funds until the objection has been settled.

Inquiry. Chapter 13 offices receive a multitude of outside inquiries each day from creditors' and debtors' attorneys. The software provides instantaneous inquiry access to the financial status of each debtor and claim in the system. An optional creditor dial-in system gives outside parties inquiry only access to the system through a modem connection.

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

Sales and Distribution

The Company's products and services are marketed directly to trustees through on-site sales calls by the Company's internal sales department and, in the case of Chapter 7, by supporting representatives of NationsBank. Trustees make their own decisions for software and service providers. The Company believes that the most important factors in attracting business are the quality of the software products and the quality of the post-installation support. The Company estimates that the typical cycle for Chapter 7 business lasts between two and four months.

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

COMPETITION

The Company works in an industry with a limited number of Chapter 7 and Chapter 13 trustees. The Company estimates that there are in excess of 550,000 pending Chapter 13 cases being managed by approximately 180 Chapter 13 trustees, and that there is between $2 and $3 billion on deposit by approximately 1,200 Chapter 7 trustees. There are several companies in the market all competing for sales from this finite group of customers, and some of the Company's competitors have substantially greater financial and marketing resources than does the Company. For its Chapter 7 product, the Company competes with the Chase Manhattan Bank and Union Bank of California, as well as other regional competitors in selected markets. For its Chapter 13 product, the Company competes with DCI Corporation of Memphis, Tennessee, a private company, and other competitors. Although the Company believes that the requisite detailed knowledge of the bankruptcy system makes it difficult for new competitors to successfully enter the market, and there are presently a limited number of firms that offer services that directly compete with the Company's, there can be no assurance that other firms with resources significantly greater than the Company's will not enter the Company's industry. The Company's future financial performance will depend on its ability to maintain existing customer accounts and to attract business from customer accounts which are currently using a competitor's software product.

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

EMPLOYEES

The Company employs approximately 70 full-time employees and believes its relationships with its employees are good.


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


ITEM 3.  LEGAL PROCEEDINGS

The Company presently is not a party to any material litigation, although it occasionally becomes involved in litigation arising in the normal course of business.


ITEM 4.  SUBMISSION OF MATTERS

No matters were submitted in the fourth quarter to a vote of security holders.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

MARKET INFORMATION

The Comnpany's Common Stock is traded on the Nasdaq SmallCap Market-TM- under the symbol "EPIQ." Trading in the Common Stock commenced on Febrary 4, 1997, the dat on which the Company closed the initial public offering of its Common Stock. Accordingly, there was no trading in the Common Stock during 1996. The following table shows the reported high and low sales prices for the common stock for the calendar quarters of 1997 as reported by Nasdaq:

                                                              1997
                                                              ----
                                                      HIGH              LOW
                                                      ----              ---
         First Quarter                                $4               $3
         Second Quarter                                4 7/8            3
         Third Quarter                                 7 1/8            4 1/2
         Fourth Quarter                                12 1/8           6 1/4


HOLDER

As of December 19, 1997, there were approximately 1,200 holders of record of the Common Stock.

DIVIDENDS

The Company elected to be treated as an S Corporation for federal and certain state income tax purposes commencing July 15, 1988. Unlike a C Corporation, an S Corporation is generally not subject to income tax at the corporate level. Instead, the S Corporation's income generally passes through to the stockholders and is taxed on their personal income tax returns. The Company terminated its status as an S Corporation and became a C Corporation as of February 4, 1997 (the "Termination Date"). After the Termination Date, the Company will no longer be treated as an S Corporation and will, accordingly, be fully taxable under federal and state income tax laws. The Company paid a final S Corporation distribution to present stockholders following termination of the Company's S Corporation status. It was previously agreed that this final S Corporation distribution would not exceed $250,000 and would represent the company's previously undistributed earnings only since January 1, 1996 through the termination date. The amount of this final S Corporation distribution was $250,000 and it was paid on March 6, 1997.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating revenues for 1997 were $8,389,144 compared to $6,319,192 for 1996, an increase of 32.8% . Chapter 7 sales increased $1,851,993 or 130.9% between years. The Company has an exclusive national marketing arrangement with NationsBank. The bank pays EPI a monthly fee based on the total dollar amount of Chapter 7 deposits at NationsBank and a fee for each new account installed. The increase in revenue was due in part to the growth in new Chapter 7 trustee business for the Company resulting in higher monthly fees paid to EPI. Chapter 13 revenue in 1997 compared to 1996 increased $479,392 or 10.79%. The additional revenue experienced in 1997 was due to an increase in caseloads managed by Chapter 13 trustee clients. Also, the number of new bankruptcy filings in 1997 was greater than in 1996 resulting in increased legal noticing revenue of $154,233 or 10.3% which is a part of Chapter 13 revenue.

Processing costs increased to $2,946,542 during fiscal 1997 from $2,498,109 or a 17.9 % increase. The increase in 1997 resulted principally from an increase in customer service expense resulting from hiring additional trainers, hardware installers and other customer service functions to support the growth in Chapter 7 sales. Depreciation and amortization increased to $1,051,303 during fiscal 1997 from $810,939 in 1996 or a 29.6 % increase. The increase related primarily to the purchase of computer equipment for the installations of the company's Chapter 7 product. Total cost of goods sold and direct costs increased to $3,997,845 during fiscal 1997 from $3,309,048 in 1996 or a 20.8%
increase. The cost of goods sold and direct costs was 47.7% of total revenue in 1997 and 52.4% of total revenue in 1996.

Gross profit increased 45.9% or $1,381,155 to $4,391,299 in 1997 compared to $3,010,144 for 1996. Gross profit as a percentage of operating revenues increased to 52.3% for the 1997 period from 47.6% for the 1996 period due primarily to TCMS (Trustee Case Management System) for Chapter 7, which has higher gross margin, comprising a greater percentage of operating revenues in 1997.

Operating expenses as a percentage of operating revenue were 38.2% for the twelve months ended December 31, 1997 compared to 38.0% for 1996. Sales and marketing expenses, which include sales and marketing salaries, trade show costs, and advertising costs, were $1,006,945 in 1997 compared to $714,067 in 1996. The increase in sales and marketing expenses was attributable to the marketing of the Windows95/Windows NT version of TCMS and CasePower.

Income from operations increased 93.7% to $1,182,733 in 1997, compared to $610,759 for 1996, principally due to increased sales and higher gross profit margins.

Other income (expense) which includes interest income and interest expense was ($92,645) in 1997 compared to ($276,806) in 1996. This reduction in net interest expense was due to interest income from the investment of the net proceeds from the sale of 1,600,000 shares of common stock from the February 1997 public offering and the reduction in interest expense due to the debt retired at the time of the public offering.

In connection with the issuance of common stock to the public, the Company changed its income tax status to a C corporation. At such time, the company recorded a tax provision of $272,900 to account for the effects of temporary differences between assets and liabilities presented on the financial reporting bases and the income tax basis. As required by FASB#109, this amount is also included in the 1997 provision for income taxes in the accompanying statements of income.

Pro Forma earnings information reflects the effects of corporate income taxes on historical earnings as if the Company had been subject to income taxes for all the periods presented and also eliminates the effect of the above tax provision of $272,900 resulting from the initial conversion to a C corporation. The Company's effective tax rates, on a pro-forma basis, were 41% and 43% for 1997 and 1996, respectively.

For the twelve months ended December 31, 1997, the Company reported pro forma net income of $638,399 compared to pro forma net income of $189,953 for the twelve months ended December 31, 1996.

CAPITAL RESOURCES AND LIQUIDITY

The Company's liquidity position remains strong with total cash and cash equivalents of $1,835,233 at December 31, 1997 and working capital of $1,775,844 . On February 4, 1997 , the Company sold 1,600,000 shares of common stock in a public offering. The proceeds of this sale, net of underwriting discounts and commissions and expenses, were $4,493,460.

The Company generated net cash from operations of $1,608,257 during the twelve months ended December 31, 1997 representing principally net income before deferred taxes of $667,128 plus depreciation and amortization of $1,158,184 and an increase of $100,157 in accounts payable and accrued expense offset primarily by an increase in accounts receivable of $316,194. The outstanding accounts receivable balance has increased primarily due to the growth in revenue.

The Company's has a $500,000 operating line of credit from a financial institution, of which $1,000 was outstanding at December 31, 1997. The Company has two equipment lines of credit, one for $500,000 and another for $1,000,000. The balance outstanding on the equipment lines of credit totaled $904,491 at December 31, 1997. The Company anticipates no difficulties in obtaining a renewal or extension of the loans when they become due in June of 1999 and August of 1998.

The Company paid a final S Corporation distribution of $250,000 to the stockholders following the termination of the Company's S Corporation status. In addition, the Company incurred expenditures for software development costs totaling $498,392 for the twelve months ending December 31, 1997. The Company invested in property and equipment totaling $2,180,517 in 1997. The company anticipates financing its operations, capital expenditures and software expenditures from internally generated funds and through bank borrowings.

YEAR 2000

The "year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year.

The Company has conducted a comprehensive review of its products and services and has made modifications to ensure that the computer systems as so modified will operate correctly across the century boundary. The expenses associated with this project are being expensed as incurred and are not expected to be material.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are a significant change in on-going bankruptcy filings in the United States, legislative or regulatory changes affecting bankruptcy filings or the way bankruptcy trustees carry out their duties, entry into the market of new competitors or development by competitors of new or superior product technologies and other risks detailed from time to time in the company's reports and registration statements filed with the Securities and Exchange Commission.


ITEM 7.  FINANCIAL STATEMENTS

Following are the report of Baird, Kurtz & Dobson, Kansas City, Missouri, independent auditors for the Company, and the financial statements of the Company as of and for the 12 month periods ended December 31, 1997 and 1996.

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Electronic Processing, Inc.
Kansas City, Kansas


     We have audited the accompanying balance sheets of ELECTRONIC PROCESSING, INC. as of December 31, 1997 and 1996, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ELECTRONIC PROCESSING, INC. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






Kansas City, Missouri
February 12, 1998

                         ELECTRONIC PROCESSING, INC.

                                BALANCE SHEETS

                         DECEMBER 31, 1997 AND 1996


                                    ASSETS

                                                                1997               1996
                                                            -----------            -----

                        CURRENT ASSETS
                        --------------
Cash and cash equivalents                                     $1,835,233         $     4,882
Accounts receivable, trade, less allowance for
  doubtful accounts of $5,000                                  1,114,424             798,230
Prepaid expenses and other                                       159,845             153,907
Deferred income taxes                                             18,823
                                                              ----------          ----------
           Total Current Assets                                3,128,325             957,019
                                                              ----------          ----------
PROPERTY AND EQUIPMENT, At cost
  Furniture and fixtures                                         551,832             390,599
  Computer equipment                                           5,152,228           3,767,008
  Office equipment                                               325,429             297,971
  Leasehold improvements                                         834,806             247,494
  Transportation equipment                                        14,969              14,969
                                                              ----------          ----------
                                                               6,879,264           4,718,041
  Less accumulated depreciation                                3,338,301           2,520,613
                                                              ----------          ----------
                                                               3,540,963           2,197,428
                                                              ----------          ----------
SOFTWARE DEVELOPMENT COSTS, Net of
  amortization                                                 1,397,375           1,234,584
                                                              ----------          ----------
OTHER ASSETS
  Excess of cost over fair value of net assets acquired           61,486              63,499
  Deferred stock issuance costs                                                      271,563
  Other                                                           32,819              42,145
                                                              ----------          ----------
                                                                  94,305             377,207
                                                              ----------          ----------
                                                              $8,160,968          $4,766,238
                                                              ----------          ----------
                                                              ----------          ----------







See Notes to Financial Statements

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   1997                1996
                                                                              -------------       ------------
               CURRENT LIABILITIES
               -------------------
  Note payable -- line of credit                                               $      1,000       $    500,000
  Current maturities of long-term debt                                              626,665          1,008,889
  Accounts payable                                                                  491,217            534,519
  Accrued expenses                                                                  200,639             90,140
  Income taxes payable                                                               32,960
                                                                               ------------       ------------
           Total Current Liabilities                                              1,352,481          2,133,548
                                                                               ------------       ------------
LONG-TERM DEBT                                                                      889,046          1,242,660
                                                                               ------------       ------------
DEFERRED INCOME TAXES                                                               320,452
                                                                               ------------       ------------
SUBORDINATED DEBT                                                                                      400,000

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding -- 3,400,000 and 1,800,000
    shares at 1997 and 1996, respectively                                            34,000             18,000
  Additional paid-in capital                                                      5,202,000            282,000
  Retained earnings                                                                 362,989            690,030
                                                                               ------------       ------------
                                                                                  5,598,989            990,030
                                                                               ------------       ------------
                                                                               $  8,160,968       $  4,766,238
                                                                               ------------       ------------
                                                                               ------------       ------------


                         ELECTRONIC PROCESSING, INC.

                             STATEMENTS OF INCOME

                   YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                          1997                   1996
                                                        ----------           -----------
OPERATING REVENUES                                      $8,389,144           $ 6,319,192
                                                        ----------           -----------
COST OF GOODS SOLD AND DIRECT COSTS
  Processing costs                                       2,946,542             2,498,109
  Depreciation and amortization                          1,051,303               810,939
                                                        ----------           -----------
                                                         3,997,845             3,309,048
                                                        ----------           -----------
GROSS PROFIT                                             4,391,299             3,010,144
                                                        ----------           -----------
OPERATING EXPENSES
  General and administrative                             3,101,685             2,309,491
  Depreciation and amortization                            106,881                89,894
                                                        ----------           -----------
                                                         3,208,566             2,399,385
                                                        ----------           -----------
INCOME FROM OPERATIONS                                   1,182,733               610,759
                                                        ----------           -----------
OTHER INCOME (EXPENSE)
  Interest income                                           66,667                    48
  Interest expense                                        (160,393)             (280,158)
  Other                                                      1,081                 3,304
                                                        ----------           -----------
                                                           (92,645)             (276,806)
                                                        ----------           -----------
INCOME BEFORE INCOME TAXES                               1,090,088               333,953
PROVISION FOR INCOME TAXES                                 724,589
                                                        ----------           -----------
NET INCOME                                              $  365,499           $   333,953
                                                        ----------           -----------
                                                        ----------           -----------
EARNINGS PER SHARE INFORMATION
  Basic                                                    $   .11
                                                           -------
                                                           -------
  Diluted                                                  $   .11
                                                           -------
                                                           -------
UNAUDITED PRO FORMA DATA
  Income before income taxes                            $1,090,088           $   333,953
  Provision for income taxes                               451,689               144,000
                                                        ----------           -----------
PRO FORMA NET INCOME                                    $  638,399           $   189,953
                                                        ----------           -----------
                                                        ----------           -----------
PRO FORMA PER SHARE INFORMATION
  Basic                                                    $   .20                $  .11
                                                           -------                ------
                                                           -------                ------
  Diluted                                                  $   .19                $  .11
                                                           -------                ------
                                                           -------                ------


See Notes to Financial Statements

                          ELECTRONIC PROCESSING, INC.

                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                         Additional
                                                                            Common        Paid-In         Retained
                                                              Total         Stock           Capital       Earnings
                                                         ----------        -------      ------------     ----------
BALANCE, DECEMBER 31, 1995                               $  758,242        $ 18,000     $    282,000     $ 458,242

  Net income                                                333,953                                        333,953

  Dividends                                                (102,165)                                      (102,165)
                                                         -----------       --------     ------------     ----------
BALANCE, DECEMBER 31, 1996                                  990,030          18,000          282,000       690,030

  Dividends                                                (250,000)                                      (250,000)

  Recapitalization prior to
    public offering                                                                          442,540      (442,540)

  Net proceeds from public offering                       4,493,460          16,000        4,477,460             0

  Net income                                                365,499                                        365,499
                                                         -----------       --------     ------------     ----------
BALANCE, DECEMBER 31, 1997                               $5,598,989        $ 34,000     $  5,202,000     $ 362,989
                                                         -----------       --------     ------------     ----------
                                                         -----------       --------     ------------     ----------


See Notes to Financial Statements

                         ELECTRONIC PROCESSING, INC.

                          STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                     1997              1996
                                                                              -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  $   365,499          $  333,953
  Items not requiring (providing) cash:
      Depreciation                                                                820,570             604,330
      Amortization of software development costs                                  335,601             294,490
      Amortization of intangible assets                                             2,013               2,013
      Gain on disposal of equipment                                                (4,406)             (1,909)
      Deferred income taxes                                                       301,629
  Changes in:
      Accounts receivable                                                        (316,194)           (322,868)
      Prepaid expenses and other assets                                             3,388             (42,472)
      Accounts payable and accrued expenses                                       100,157             293,895
                                                                              ------------         -----------
             Net cash provided by operating activities                          1,608,257           1,161,432
                                                                              ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                                     20,818               4,930
  Purchase of property and equipment                                           (1,042,383)           (133,256)
  Expenditures for software development costs                                    (498,392)           (511,471)
                                                                              ------------         -----------
              Net cash used in investing activities                            (1,519,957)           (639,797)
                                                                              ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) under line-of-credit agreement                       (499,000)            175,000
  Proceeds from long-term debt                                                                        250,000
  Principal payments under capital lease obligation                              (777,023)           (450,989)
  Principal payments on long-term debt                                         (1,096,949)           (230,563)
  Repayment of subordinated debt                                                 (400,000)
  Dividends paid                                                                 (250,000)           (102,165)
  Stock issuance costs                                                           (172,977)           (143,974)
  Payment to retire stock warrant                                                                     (41,000)
  Proceeds from public offering                                                 4,938,000
                                                                              ------------         -----------
              Net cash provided by (used in) financing activities               1,742,051            (543,691)
                                                                              ------------         -----------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                   1,830,351             (22,056)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                                 4,882              26,938
                                                                              ------------         -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                                 $ 1,835,233          $    4,882
                                                                              ------------         -----------
                                                                              ------------         -----------




See Notes to Financial Statements

                        ELECTRONIC PROCESSING, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997 AND 1996


NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The Company is engaged primarily in the development, marketing and licensing of advanced proprietary software for electronic management, including processing and noticing, of bankruptcy cases. An extensive array of support services complements the software. The Company extends unsecured credit to customers throughout the United States.

YEAR 2000

     The approach of the year 2000 raises a general issue with hardware and software on a world-wide basis concerning potential problems caused by date comparisons and calculations across the century boundary. The Company is thoroughly analyzing its products and services and is undertaking the work necessary to ensure that they continue to operate correctly across the century boundary. The expenses associated with this project are being expensed as incurred and are not expected to be material to the Company's financial position or results of operations.

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

SOFTWARE DEVELOPMENT COSTS

     Certain internal software development costs incurred in the creation of computer software products are capitalized once technological feasibility has been established. Prior to the completion of a detail program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each

                        ELECTRONIC PROCESSING, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997 AND 1996


product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

                        ELECTRONIC PROCESSING, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997 AND 1996


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

     The excess of cost over fair value of net assets acquired is being amortized over 40 years. Organizational costs are being amortized over seven years. All amortization is provided by the straight-line method.

REVENUE RECOGNITION

     Revenues for Chapter 13 processing and noticing are recorded monthly at the completion of the services based on the trustees' month-end caseloads. For Chapter 7 bankruptcy services, monthly fees are received from a national financial institution after the product is installed and deposits are transferred based on the level of trustees' deposits with that institution. All ancillary fees are recognized as the services are provided.

INCOME TAXES

     Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

     Prior to the Company's initial public offering (SEE NOTE 8), the Company, with the consent of its stockholders, had elected under the Internal Revenue Code to be taxed as an S corporation. In lieu of corporation income taxes, the stockholders were taxed on their proportionate shares of the Company's taxable income. Therefore, the 1996 statements do not include any provision for corporation income taxes.

CASH EQUIVALENTS

     The Company considers all liquid investments with original maturities of three months or less (primarily money market accounts) to be cash equivalents.

FUTURE CHANGES IN ACCOUNTING PRINCIPLE

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners. This Statement is effective for fiscal years beginning after December 15, 1997. Management believes the impact of this Statement on the Company's results of operations or financial position will not be material.

                        ELECTRONIC PROCESSING, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997 AND 1996


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires disclosure of selected information about operating segments in interim financial reports. The Statement is effective for financial statements for periods beginning after December 15, 1997. Management believes that the adoption of this Statement will not have a material effect on the Company's results of operations or financial position.

     The Accounting Standards Executive Committee has recently issued Statement of Position (SOP), No. 97-2, "Software Revenue Recognition." This SOP provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. Management believes the impact of this SOP will not be material on the Company's results of operations or financial position.

NOTE 2:  SOFTWARE DEVELOPMENT COSTS

     The following is a summary of software development costs capitalized:


                                                                               Years Ended December 31,
                                                                           -----------------------------
                                                                               1997               1996
                                                                           -----------      ------------
          Amounts capitalized, net of retirements                          $ 2,854,876       $ 2,356,484
                                                                           -----------       -----------
          Accumulated amortization,
               beginning of year                                            (1,121,900)         (827,410)
          Amortization expense                                                (335,601)         (294,490)
                                                                           -----------       -----------
          Accumulated amortization, end of year                             (1,457,501)       (1,121,900)
                                                                           -----------       -----------
          Net software development costs                                   $ 1,397,375       $ 1,234,584
                                                                           -----------       -----------
                                                                           -----------       -----------


     Included in the above are development costs relating to products not yet released. Such costs totaled $391,355 and $713,849 at December 31, 1997 and 1996, respectively.

                        ELECTRONIC PROCESSING, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997 AND 1996


NOTE 3:   NOTES PAYABLE AND LONG-TERM DEBT

     Note payable at December 31, 1997 and 1996 represents advances against a $500,000 working capital line of credit. Interest is 1% in excess of the bank's base lending rate (9 1/2% at December 31, 1997) per annum and is adjusted and payable on a quarterly basis. Principal is due on October 1, 1998. The note is collateralized by accounts receivable and customer contracts.

     Long-term debt includes the following at December 31, 1997 and 1996:

                                                                                 1997                1996
                                                                         ------------         ------------
          Note payable, bank (A)                                                               $   511,151
          Note payable, bank (B)                                          $   436,372              235,307
          Note payable, bank (C)                                                                   250,000
          Note payable, bank (D)                                              468,119
          Capital lease obligations (E)                                       604,487            1,245,560
          Other                                                                 6,733                9,531
                                                                          -----------          -----------
                                                                            1,515,711            2,251,549
          Less current maturities                                             626,665            1,008,889
                                                                          -----------          -----------
                                                                          $   889,046          $ 1,242,660
                                                                          -----------          -----------
                                                                          -----------          -----------


          (A) Principal and interest (2% in excess of bank's base lending rate - 10.25% at December 31, 1996) payable in monthly installments of $18,792 with final payment due in June 1999; collateralized by substantially all assets and personally guaranteed by the majority stockholder.

          (B) Revolving equipment line of credit of $500,000, with interest (1% in excess of bank's base lending rate - 9.5% at December 31, 1997) payable monthly, in addition to monthly principal reductions equal to one thirty-sixth of the outstanding principal balance, with the unpaid balance being due in 1999; collateralized by equipment.

          (C) Note and accrued interest (1% in excess of highest prime rate in WALL STREET JOURNAL, calculated daily - 9.25% at December 31, 1996); due in October 1997; personally guaranteed by majority stockholder.

          (D) Revolving equipment line of credit of $1,000,000 with interest (1/2% in excess of bank's base lending rate - 9% at December 31, 1997), payable monthly, in addition to monthly principal reductions equal to one thirty-sixth of the outstanding principal balance with the unpaid balance being due in 1999; collateralized by equipment.

          (E) Obligations include leases for the use of computer equipment for no more than five years, expiring in 2002.

                        ELECTRONIC PROCESSING, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997 AND 1996


NOTE 3:  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

      For the above obligations, the carrying value approximates fair value.

      Aggregate annual maturities of long-term debt and payments on capital lease obligations are as follows:


                                                                   Long-Term             Capital
                                                                     Debt                 Lease
                                                                 (Exc. Leases)         Obligations
                                                                 -------------         -----------
             1998                                                  $  261,772           $  407,029
             1999                                                     649,452              165,541
             2000                                                                           44,371
             2001                                                                           34,830
             2002                                                                           21,996
                                                                   ----------           ----------
                                                                   $  911,224              673,767
                                                                   ----------
                                                                   ----------
             Less amount representing interest                                              69,280
                                                                                        ----------
             Present value of future minimum lease payments                                604,487
             Less current maturities                                                       364,893
                                                                                        ----------
             Noncurrent portion                                                         $  239,594
                                                                                        ----------
                                                                                        ----------


      Property and equipment include the following property under capital leases:

                                                                       Year Ended December 31,
                                                                   -------------------------------
                                                                        1997                 1996
                                                                   ----------           ----------
             Computer equipment                                    $1,293,779           $1,822,113
             Less accumulated depreciation                            461,239              412,717
                                                                   ----------           ----------
                                                                   $  832,540           $1,409,396
                                                                   ----------           ----------
                                                                   ----------           ----------


NOTE 4:  OPERATING LEASES

      The Company has a noncancellable operating lease for office space which expires in February 2001 with options which would extend the lease to 2011. The majority stockholder of the Company is a partner in the partnership that leases office space to the Company. The lease requires the Company to pay all executory costs (property taxes, maintenance and insurance).

      For the years ended December 31, 1997 and 1996, an agreement was reached with the partnership whereby the Company was reimbursed for the property taxes which amounted to approximately $30,000 for both 1997 and 1996.

                        ELECTRONIC PROCESSING, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997 AND 1996


NOTE 4:  OPERATING LEASES (CONTINUED)

      Future minimum lease payments at December 31, 1997 are as follows:

             1998                                          $154,000
             1999                                           157,800
             2000                                           162,400
             2001                                            27,200
                                                           --------
                                                           $501,400
                                                           --------
                                                           --------

      Rental expense under this lease was $149,250 and $145,500 for the years ended December 31, 1997 and 1996, respectively.

NOTE 5:  SUBORDINATED DEBT

      The Company had the following subordinated debt outstanding with the majority stockholder at December 31, 1996:

           10% interest payable monthly, principal
             balance due July 1998                              $ 400,000
                                                                ---------
                                                                ---------

      Interest expense under this agreement was $7,778 and $40,000 for the years ended December 31, 1997 and 1996, respectively.

      In February 1997, a portion of the proceeds of the public offering (SEE NOTE 8) were utilized to retire the $400,000 subordinated debt obligation noted above.

NOTE 6:  RELATED PARTY TRANSACTIONS

      Included in accounts payable at December 31, 1996 was $45,000 due to the majority stockholder. Additionally, included in accounts receivable at December 31, 1997 was $28,855 from the partnership that leases office space to the Company (SEE NOTE 4).

NOTE 7:  PROFIT SHARING PLAN

      The Company has adopted a 401(k) plan covering substantially all employees. The Company matches the first 10% of employee contributions and also has the option of making discretionary contributions. Employees are fully vested in such contributions after four years. Contributions amounted to $63,182 and $18,113 for the years ended December 31, 1997 and 1996, respectively.

NOTE 8:  INITIAL PUBLIC OFFERING

                        ELECTRONIC PROCESSING, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997 AND 1996


      In February 1997, the Company completed a public offering of 1,600,000 shares of common stock and received net proceeds (prior to stock issuance costs) of $4,938,000.

      In connection with the issuance of common stock to the public, the Company changed its income tax status to a C corporation. At the time of becoming a C corporation, the Company accrued an income tax provision of $272,900 to record the deferred tax effects of temporary differences between financial statement and tax bases of assets and liabilities as follows:

            Deferred tax assets:
               Allowance for doubtful accounts                 $   1,900
               Accrued compensated absences                        4,200
               Other                                               1,200
                                                               ---------
                                                                   7,300
            Deferred tax liabilities:
               Property and equipment                           (280,200)
                                                               ---------
            Net deferred tax liability                         $(272,900)
                                                               ---------
                                                               ---------


      Pro forma earnings information has been provided to reflect the effects of corporate income taxes on historical earnings, including the effects of permanent and temporary differences in reporting income and expenses for tax and financial reporting purposes, as if the Company had been subject to income taxes for all the periods presented, including the period in 1997 prior to the IPO. Pro forma adjustments reflect the provision for corporate income taxes for 1996 and the elimination of the initial income tax provision for 1997, as discussed above.

NOTE 9:  INCOME TAXES

      The provision for income taxes includes these components:

                                                               1997           1996
                                                          ---------    -----------
                                                                   (Pro Forma)
             Taxes currently payable                      $ 422,960       $179,000
             Deferred income taxes                           28,729        (35,000)
                                                          ---------       ---------
                                                          $ 451,689       $144,000
                                                          ---------       ---------
                                                          ---------       ---------



NOTE 9:  INCOME TAXES (CONTINUED)

                        ELECTRONIC PROCESSING, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997 AND 1996


      A reconciliation of the provision for income taxes at the statutory rate to provision for income taxes at the Company's effective rate is shown below:

                                                                      1997               1996
                                                                ----------          ----------
                                                                          (Pro Forma)
             Computed at the statutory rate (34%)               $  370,600          $  113,500
             Increase in taxes resulting from:
                 Nondeductible expenses                             24,300              12,800
                 State income taxes, net of federal
                    tax effect and other                            56,789              17,700
                                                                ----------          ----------
                        Tax Provision                           $  451,689          $  144,000
                                                                ----------          ----------
                                                                ----------          ----------


      Also included in the provision for 1997 is the initial income tax provision of $272,900 to record the effects of temporary differences at the date of the change in tax status (SEE NOTE 8).

      The tax effects of temporary differences related to deferred taxes shown on the accompanying 1997 balance sheet are as follows:


                                                                     1997
                                                                ---------
             Deferred tax assets (current):
                 Allowance for doubtful accounts                $   1,900
                 Accrued compensated absences                      16,923
                                                                ---------
                                                                   18,823
             Deferred tax liabilities (noncurrent):
                 Property and equipment                           320,452
                                                                 --------
                                                                 $301,629
                                                                 --------
                                                                 --------



NOTE 10:  EARNINGS PER SHARE

                        ELECTRONIC PROCESSING, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997 AND 1996


      The details of the basic and diluted earnings per share calculations for the year ended December 31, 1997 are as follows:

                                                                            Weighted Average
                                                            Net                Shares        Per Share
                                                           Income           Outstanding        Amount
                                                         ----------         -----------      ----------

             Net income                                  $  365,499
                                                         ----------
             Basic earnings per share:
                 Income available to common
                    stockholders                          $  365,499          3,250,959          $.11
                                                          ----------                             ----
                                                          ----------                             ----
             Effect of dilutive securities:
                 Warrants                                                        40,214
                 Stock options                                                   76,210
                                                                               --------
             Diluted earnings per share:
                 Income available to common
                    stockholders and assumed
                    conversions                           $  365,499           3,367,383         $.11
                                                          ----------           ---------         ----
                                                          ----------           ---------         ----


      Pro forma earnings per share information has been provided to reflect the effects of corporate income taxes, on a consistent basis for both years (SEE NOTE 8) with the weighted average shares outstanding being 1,800,000 in 1996 for both the basic and diluted earnings per share calculations. For 1997 and 1996, the pro forma earnings per share information was as follows:

                                                   1997                        1996
                                                   ----                        ----
                    Basic                           .20                         .11
                                                   ----                        ----
                                                   ----                        ----
                    Diluted                         .19                         .11
                                                   ----                        ----
                                                   ----                        ----



NOTE 11:  STOCK OPTIONS

      The Company's 1995 Stock Option Plan (the Plan) permits the issuance of stock options for up to 270,000 shares of common stock to selected employees and outside directors of the Company. The term of each award shall

                        ELECTRONIC PROCESSING, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997 AND 1996


be determined by the committee of the Board of Directors charged with administering the Plan. Under the terms of the Plan, options granted may be either nonqualified or incentive stock options (ISO's). The exercise price for ISO's may not be less than the fair value on the date of the grant.

      A summary of the Company's stock options outstanding as of December 31, 1997 is presented below:

                                                                             Weighted
                                                                             Average
                                                                             Exercise
                                                     Shares                    Price
                                                    -------                  --------
          Outstanding, beginning of year                  0                  $     0
          Granted                                   237,000                     4.59
          Forfeited                                 (12,000)                    3.50
          Exercised                                       0                        0
          Outstanding, end of year                  225,000                  $  4.65


      The following information applies to options outstanding at December 31, 1997:


                      Exercise            Date of           Expiration           Number
                       Price           Full Vesting         of Options        Outstanding
                      --------         ------------         ----------        -----------
                      $  3.50               2002               2007               82,500
                         3.85               1997               2002               25,000
                         4.50               2002               2007               43,500
                         4.95               1997               2002               25,000
                         6.80               1998               2007               25,000
                         6.80               2002               2007               18,000
                         8.06               2002               2007                6,000
                                                                               ---------
                                                                                 225,000
                                                                               ---------
                                                                               ---------


NOTE 11:  STOCK OPTIONS (CONTINUED)

      The Company's 1995 Stock Option Plan (the Plan) permits the issuance of stock options for up to 270,000 shares of common stock to selected employees and outside directors of the Company. The Company accounts for this plan under APB Opinion No. 25, under which only an immaterial amount of compensation cost has been

                        ELECTRONIC PROCESSING, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997 AND 1996


recognized. Had compensation cost been determined based on the fair value at the grant dates using FASB Statement No. 123, the Company's 1997 net income and earnings per share would have been reduced to the following pro forma amounts:

             Net income                       As Reported              $  365,499
                                              Pro forma                $  178,024

             Basic earnings per share         As reported              $      .11
                                              Pro forma                $      .05

             Diluted EPS:                     As reported              $      .11
                                              Pro forma                $      .05


      The fair value of the above options was estimated at the date of grant using the Black-Scholes option-pricing model with the key assumptions for 1997 being risk-free interest rates of 6.2 - 6.7%, no expected dividends and expected volatility of 367%.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 12:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

      Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

      -- The Company capitalizes and amortizes costs incurred in the development of software products. Ultimate recoverability is dependent upon future revenues over the life of each product.

                        ELECTRONIC PROCESSING, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997 AND 1996


NOTE 12:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS (CONTINUED)

      -- A significant portion of the Company's revenues are generated from processing and noticing services for Chapter 13 bankruptcy cases. For Chapter 7 bankruptcy services, the Company has an agreement with a national financial institution which provides for the generation of significant monthly revenues based on the level of trustees' deposits with that institution.


NOTE 13:   ADDITIONAL CASH FLOW INFORMATION


                                                                                   Years Ended December 31,
                                                                            --------------------------------
                                                                                 1997                  1996
                                                                            ----------           -----------
NONCASH INVESTING AND FINANCING ACTIVITIES
   Capital lease obligation and notes payable
     Incurred for equipment                                                 $1,138,134           $ 1,161,347

ADDITIONAL CASH INFORMATION
   Interest paid                                                               181,410               265,252
   Income taxes paid                                                           390,000


ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of the Company, their ages as of March 4, 1998, and their positions with the Company are set forth below.


          NAME                            AGE                                        POSITION
Tom W. Olofson*                            56            Chairman, President and Chief Executive Officer

Christopher E. Olofson                     28            Executive Vice President, Chief Operating Officer, and Director

Albert T. Annillo                          47            Senior Vice President
Reed A. Eichner                            40            Vice President - Operations
Nanci R. Trutna                            44            Vice President - Finance
Sally D. MacDonald                         51            Vice President - Human Resources
Robert C. Levy *                           51            Secretary and Director
W. Bryan Satterlee *                       63            Director


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

   NANCI R. TRUTNA assumed her present position as Vice President -Finance in June 1993. She was with Merchants Bank, Kansas City, Missouri from 1981 to June 1993 where she became a Senior Vice

   President. Ms. Trutna is a Certified Public Accountant and earned a BSBA in 1975 from the University of North Dakota.

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

   ROBERT C. LEVY is a director, stockholder and executive committee member of the law firm of Seigfreid, Bingham, Levy, Selzer & Gee in Kansas City, Missouri. He has been the Corporate Secretary and a Director of the Company since July 1988. He earned a BS from Northwestern University in 1968, and a J.D. from the University of California at Berkeley in 1971. Mr. Levy formerly was Chairman of the Board of Directors of Blue Cross and Blue Shield of Kansas City.

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

   SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   The Company believes that during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were satisfied.

   ITEM 10.  EXECUTIVE COMPENSATION

   EXECUTIVE COMPENSATION

   The following table sets forth the cash and other compensation paid in 1997 to the Company's Chief Executive Officers and each other executive officer of the Company who earned in excess of $100,000 in 1997.

                            SUMMARY COMPENSATION TABLE


                                                                  ANNUAL COMPENSATION
                                                                  -------------------
   NAME AND PRINCIPAL POSITION                                           OTHER ANNUAL            ALL OTHER
                                        YEAR     SALARY       BONUS      COMPENSATION (1)     COMPENSATION (2)(3)
                                        ----     ------       -----      -----------------    -------------------

   Tom W. Olofson, Chairman/CEO         1997    $100,489        ---               $31,573                 $11,537
                                        1996     $50,000    $24,000               $36,827                 $11,434

   Christopher E. Olofson, EVP/COO      1997    $120,101        ---                $2,754                  $3,600
                                        1996    $108,101        ---                $3,349                  $1,620


   (1) Includes $28,562 in 1997 and $33,782 in 1996 for payment of annual life insurance premiums on policies owned by Tom W. Olofson, which designate Jeanne H. Olofson, his wife, as the beneficiary, and $3,011 in 1997 and $3,045 in 1996 for personal use of Company automobile. Includes $2,754 for 1997 and $3,349 for 1996 for Christopher E. Olofson for personal use of company automobile.

   (2) Company benefits which include $6,789 in 1997 and $9,075 in 1996 for group insurance and $4,748 in 1997 and $2,359 in 1996 for Company matching contributions to 401(k) plan for

        Tom W. Olofson. Includes $3,600 in 1997 and $1,620 in 1996 for Company matching contributions to 401(k) plan for Christopher E. Olofson.
   (3) Does not include interest of $7,778 in 1997 and $40,000 in 1996 on amounts borrowed by the Company from Tom W. Olofson. See "Certain Transactions."

   The Company does not have a long-term incentive compensation plan.

   STOCK OPTIONS ISSUED

   As shown in the table below Christopher E. Olofson was granted options for 75,000 shares of common stock during the year-ended December 31, 1997. Prior to 1997, the Company did not grant any stock options. Tom W. Olofson was not granted any stock options in 1997. Table also includes other executive officer's options granted in 1997.

----------------------------------------------------------------------------------------
NAME                   NUMBER OF SECURITIES          EXERCISE PRICE  EXPIRATION DATE
                       UNDERLYING OPTIONS GRANTED
----------------------------------------------------------------------------------------
Christopher E.         25,000                        $3.85           2002
Olofson
----------------------------------------------------------------------------------------
                       25,000                        $4.95           2002
----------------------------------------------------------------------------------------
                       25,000                        $6.80           2007
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Nanci R. Trutna        5,000                         $3.50           2007
----------------------------------------------------------------------------------------
                       5,000                         $4.50           2007
----------------------------------------------------------------------------------------
                       5,000                         $6.80           2007
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Reed A. Eichner        5,000                         $3.50           2007
----------------------------------------------------------------------------------------
                       5,000                         $4.50           2007
----------------------------------------------------------------------------------------
                       5,000                         $6.80           2007
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Sally D.               5,000                         $3.50           2007
MacDonald
----------------------------------------------------------------------------------------
                       5,000                         $4.50           2007
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Albert T. Annillo      7,500                         $3.50           2007
----------------------------------------------------------------------------------------
                       5,000                         $4.50           2007
----------------------------------------------------------------------------------------
                       5,000                         $6.80           2007
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
TOTAL                  132,500
----------------------------------------------------------------------------------------

   The percent of total options granted to above employees in the last fiscal year was 58.9%. No stock options were exercised during 1997 by the named executives.

   COMPENSATION OF DIRECTORS

   The Company pays its non-employee directors a fee of $750 per quarter and $750 per meeting attended.

 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT

   The following table sets forth certain information regarding the beneficial ownership of shares of Common Stock as of the March 4, 1998 for
   (i) each director of the Company; (ii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares; and
   (iii) all directors and executive officers as a group. Except pursuant to applicable community property laws or as otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned.


       NAME AND ADDRESS OF BENEFICIAL OWNER (1)           NUMBER OF SHARES       PERCENTAGE OWNED
              Tom W. Olofson                                1,620,000 (2)                      46.9%
              Christopher E. Olofson                          159,500 (3)                       4.6%
              Robert C. Levy                                   22,500                           1.0%
              W. Bryan Satterlee                                8,500 (4)
              All directors and executive officers                                             52.6%
              as a group (8 persons)                        1,816,500 (5)


   (1) The address of all of the named individuals is c/o Electronic Processing, Inc., 501 Kansas Avenue, Kansas City, Kansas 66105.

   (2) Excludes 40,500 shares owned by Mr. Olofson's adult son, Scott W. Olofson, as to which shares Mr. Olofson disclaims beneficial ownership.

   (3) Includes 50,000 shares of common stock issuable upon exercise of options that are currently exercisable. Excludes 25,000 shares of common stock issued upon exercise of options held by Mr. Olofson that are not currently exercisable and will not become exercisable within 60 days.

   (4) Includes 1,500 shares of Common Stock issuable upon exercise of options that are currently exercisable. Excludes 6,000 shares of common stock issued upon exercise of options held by Mr. Satterlee that are not currently exercisable and will not become exercisable within 60 days.

   (5) Includes 56,000 shares of common stock issuable upon exercise of options that are currently exercisable. Excludes 89,000 shares of common stock issued upon exercise of options held by directors and executive officers that are not currently exercisable and will not become exercisable within 60 days.

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In July 1988, an unaffiliated venture capital firm purchased a $400,000 subordinated note and a stock purchase warrant from the Company. In October 1991, the Company's Board of Directors deemed it in the best interest of the Company to purchase the subordinated note and stock purchase warrant from the venture capital firm. Because the Company could not then complete this transaction without incurring additional debt, Tom
   W. Olofson, Chairman and Chief Executive Officer, purchased the subordinated note and stock purchase warrant. The note provided for interest at the rate of 10% with a maturity date of July 1998. Interest paid to Tom W. Olofson under this agreement was $40,000 per year for 1996, 1995 and 1994. The stock purchase warrant provided for the acquisition of 969,228 shares of the Company's Common Stock at $.4125 per share at any time prior to July 14, 1998 (giving retroactive effect to the six-for-one stock split). The Company has calculated and recorded a value of such stock purchase warrant in the amount of $41,000, with the value being calculated using the difference between net book value and exercise price per share. In an October 11, 1996 agreement between the Company and Mr. Olofson, it was agreed that the Company would pay $41,000 to Mr. Olofson on or before December 31, 1996, at which time the stock purchase warrant would be retired. The Company repaid the $400,000 outstanding face value of the subordinated note to Mr. Olofson from the proceeds of its Common stock offering in February, 1997.

   The Company has a noncancellable operating lease for its corporate headquarters which expires in February 28, 2001 with options if exercised, to extend the lease to February 28, 2011. Tom W. Olofson holds a 50% interest, as a general partner, in T & J Investment Company, a Kansas general partnership

   ("T & J Investment Company") that leases this facility to the Company. The lease requires the Company to pay all executory costs (property taxes, maintenance and insurance).

   ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBITS

   The following exhibits are filed with this Form 10-KSB or are incorporated herein by reference:


   EXHIBIT
   NUMBER    DESCRIPTION
     3.1     Articles of Incorporation, dated July 13, 1988; incorporated by reference to Exhibit 3.1 to the Registration Statement on Form
             SB-2 dated February 4, 1997.  (Registration Number 333-16805)
             (the "Registration Statement")

     3.1a    Amendment of Articles of Incorporation , dated August 10, 1988;
             incorporated by reference to Exhibit 3.1a to the Registration
             Statement.

     3.1b    Amendment of Articles of Incorporation, dated October 31, 1995;
             incorporated by reference to Exhibit 3.1b to the Registration
             Statement.

     3.1c    Amendment of Articles of Incorporation, dated April 1, 1996;
             incorporated by reference to Exhibit 3.1c to the Registration
             Statement.

     3.1d    Amendment of Articles of Incorporation dated February 24, 1998. *

     3.2 Bylaws; incorporated by reference to Exhibit 3.2 to the Registration Statement.

     4.1     Form of Underwriters Warrant; incorporated by reference to
             Exhibit 4.1 to the Registration Statement.

     4.3 1995 Stock Option Plan; incorporated by reference to Exhibit 4.3 to the Registration Statement .

     10.1 Agreement for Computerized Trustee Case Management System between the Company and NationsBank of Texas, N.A., dated
             November 22, 1993; incorporated by reference to Exhibit 10. 1 to the Registration Statement.

     10.2    Lease between T&J Investment Company and the Company, dated
             February 20, 1996; incorporated by reference to Exhibit10.2 to the Registration Statement.

     10.2a   Amendment to Lease between T & J Investment Company and the
             Company dated December 9, 1997. *

     10.3    Subordinated Note to Tom Olofson; incorporated by reference to
             Exhibit 10.3 to the Registration Statement .

     10.4 Loan Agreement between Industrial State Bank and the Company, dated June 17, 1996;


             incorporated by reference to Exhibit 10.4 to the Registration
             Statement.

     10.4a Modification to Loan Agreement between Industrial State Bank and the Company, dated October 31, 1996, incorporated by reference to Exhibit 10.4a to the Registration Statement.

     10.4b Loan Agreement between Industrial State Bank and the Company dated March 4, 1997.*

     10.5 Loan Agreement between Industrial State Bank and the Company, dated June 8, 1994; incorporated by reference to Exhibit 10.5 to the Registration Statement.

     10.5a Modification to Loan Agreement between Industrial State Bank and the Company, dated June 17, 1996; incorporated by reference to
             Exhibit 10.5a to the Registration Statement.

     10.6 Loan Agreement between Industrial State Bank and the Company, dated June 8, 1994 incorporated by reference to Exhibit 10.6 to the Registration Statement.

     10.6a Modification to Loan Agreement between Industrial State Bank and the Company, dated June 17, 1996; incorporated by reference to
             Exhibit 10.6a to the Registration Statement.

     10.6b Loan Agreement between Industrial State Bank and the Company dated June 4, 1997. *

     10.7 Loan Agreement between Exchange National Bank and the Company dated July 21, 1997.*

     10.8 Form of Service Agreement between EPI and Trustee; incorporated by reference to Exhibit 10.8 to the Registration Statement.

     23.1 Consent of Baird, Kurtz & Dobson to incorporation by reference of their report in the company's registration statement on Form
             S-8. *

     27.1    Financial Data Schedule


   *   FILED HEREWITH.

   REPORTS ON FORM 8-K

   NONE

                                  SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:   March 23, 1998


ELECTRONIC PROCESSING, INC.



By:   /s/ Tom W. Olofson
   -------------------------------

Tom W. Olofson
Chairman/CEO


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 1998.


Signature                                            Capacity
---------                                            --------
/s/ Tom W. Olofson                                   Chairman of the Board
-------------------------------                      Chief Executive Officer
Tom W. Olofson                                       (Principal Executive Officer)
                                                     Director


/s/ Christopher E. Olofson                           Executive Vice President
-------------------------------                      Chief Operating Officer
Christopher E. Olofson                               Director


/s/Nanci R. Trutna                                   Vice President of Finance
-------------------------------                      (Principal Financial Officer and Principal Accounting
Nanci R. Trutna                                      Officer)


/s/ Robert C. Levy                                   Director
-------------------------------
Robert C. Levy


/s/ W. Bryan Satterlee                               Director
-------------------------------
W.    Bryan Satterlee

