Form 10QSB
period 1998-03-31
ELECTRONIC PROCESSING INC
filed 1998-05-15
CIK 1027207

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10-QSB

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTER ENDED MARCH 31, 1998

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

The number of shares outstanding of registrants common stock at April 30, 1998, was 3,487,968 shares


Transitional Small Business Disclosure Format (Check one):  Yes   No  X
                                                               ---   ---

                            ELECTRONIC PROCESSING, INC.
                                    FORM 10-QSB
                            QUARTER ENDED MARCH 31, 1998

                                      CONTENTS

                                                                           PAGE
                                                                           ----
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Income -
          Three months ended March 31, 1997 and 1998                          3

     Balance Sheets - December 31, 1997 and March 31, 1998                    4

     Statements of Cash Flows -
          Three months ended March 31, 1997 and 1998                          6

     Notes to Financial Statements - March 31, 1997 and 1998                  7

Item 2. Management's Discussion and Analysis of Financial Condition and       8
     Results of Operations



PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    10

Item 2. Changes in Securities                                                10

Item 3. Defaults Upon Senior Securities                                      10

Item 4. Submission of Matters to a Vote of Security Holders                  10

Item 5. Other Information                                                    10

Item 6. Exhibits and Reports on Form 8-K                                     10

Signatures                                                                   11

                            ELECTRONIC PROCESSING, INC.
                                STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                    (UNAUDITED)

                                                                   1997         1998
                                                             ----------   ----------
OPERATING REVENUES                                           $1,857,120   $2,535,796
                                                             ----------   ----------
COST OF GOODS SOLD AND DIRECT COSTS
     Processing costs                                           670,489      891,835
     Depreciation and amortization                              232,152      285,419
                                                             ----------   ----------
                                                                902,641    1,177,254
                                                             ----------   ----------

GROSS PROFIT                                                    954,479    1,358,542
                                                             ----------   ----------
OPERATING EXPENSES
     General and administrative                                 682,961      884,036
     Depreciation and amortization                               23,928       39,736
                                                             ----------   ----------
                                                                706,889      923,772
                                                             ----------   ----------
INCOME FROM OPERATIONS                                          247,590      434,770
                                                             ----------   ----------
OTHER INCOME (EXPENSE)
     Interest income                                             11,980       21,105
     Interest expense                                           (83,154)     (37,653)
     Other                                                          817          325
                                                             ----------   ----------
                                                                (70,357)     (16,223)
                                                             ----------   ----------
NET INCOME BEFORE INCOME TAXES                                 $177,233      418,547
PROVISION FOR INCOME TAXES
      Current                                                    81,300      147,629
      Deferred                                                  (11,300)      20,371
      Deferred - Related to Conversion to "C" Corporation       272,900
                                                             ----------   ----------
                                                                342,900      168,000
                                                             ----------   ----------

NET INCOME PER SHARE                                          ($165,667)    $250,547
                                                             ----------   ----------
                                                             ----------   ----------
               Basic                                              ($.06)        $.07
                                                             ----------   ----------
                                                             ----------   ----------
               Diluted                                            ($.06)        $.07
                                                             ----------   ----------
                                                             ----------   ----------
PRO FORMA DATA
              Income before income taxes                        177,233      418,547
              Provision for income taxes                         72,100      168,000
                                                             ----------   ----------
              PRO FORMA NET INCOME                             $105,133     $250,547
                                                             ----------   ----------
                                                             ----------   ----------
PRO FORMA EARNINGS PER SHARE
             Basic                                                 $.04         $.07
                                                             ----------   ----------
                                                             ----------   ----------
             Diluted                                               $.04         $.07
                                                             ----------   ----------
                                                             ----------   ----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
             Basic                                            2,795,556    3,410,085
                                                             ----------   ----------
                                                             ----------   ----------
             Diluted                                          2,795,556    3,600,573
                                                             ----------   ----------
                                                             ----------   ----------

SEE NOTES TO FINANCIAL STATEMENTS

                                    ELECTRONIC PROCESSING, INC.

                                          BALANCE SHEETS

                               DECEMBER 31, 1996 AND MARCH 31, 1997
                                            (UNAUDITED)

                                               ASSETS


                                                               December 31, 1997  March 31, 1998
                                                               -----------------  --------------
CURRENT ASSETS

     Cash and cash equivalents                                    $1,835,233        1,651,757
     Accounts receivable, trade, less allowance for
               doubtful accounts of $5,000                         1,114,424        1,337,606
     Prepaid expenses and other                                      159,845          189,403
     Deferred income taxes                                            18,823           19,000
                                                                   ---------        ---------
           Total Current Assets                                    3,128,325        3,197,766
                                                                   ---------        ---------
PROPERTY AND EQUIPMENT, At cost
     Furniture and fixtures                                          551,832          558,282
     Computer equipment                                            5,152,228        5,636,297
     Office equipment                                                325,429          325,429
     Leasehold improvements                                          834,806          834,806
     Transportation equipment                                         14,969           14,969
                                                                   ---------        ---------
                                                                   6,879,264        7,369,783
     Less accumulated depreciation                                 3,338,301        3,586,714
                                                                   ---------        ---------
                                                                   3,540,963        3,783,069
                                                                   ---------        ---------

SOFTWARE DEVELOPMENT COSTS, Net of
     amortization                                                  1,397,375        1,477,844
                                                                   ---------        ---------
INTANGIBLE ASSETS, Net of amortization
     Excess of cost over fair value of net assets acquired            61,486           60,983
                                                                   ---------        ---------
OTHER ASSETS                                                          32,819           32,590
                                                                   ---------        ---------

                                                                  $8,160,968      $8,552,252
                                                                  ----------      ----------
                                                                  ----------      ----------

SEE NOTES TO FINANCIAL STATEMENTS

                                LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          December 31, 1997     March 31, 1998
                                                          -----------------    ---------------
CURRENT LIABILITIES
     Note payable - line of credit                               $1,000             $1,000
     Current maturities of long-term debt                      $626,665           $690,735
     Accounts payable                                           491,217            365,730
     Accrued expenses                                           200,639            144,998
     Income Taxes Payable                                        32,960             70,589
                                                              ---------          ----------
           Total Current Liabilities                          1,352,481          1,273,052
                                                              ---------          ----------
LONG-TERM DEBT                                                  889,046          1,081,891
                                                              ---------          ----------
DEFERRED INCOME TAXES                                           320,452            341,000


STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; authorized 10,000,000
     shares; issued and outstanding 3,400,000 shares
     December 31, 1997 and 3,474,068 shares March 31, 1998       34,000             34,741

          Additional paid-in capital                          5,202,000          5,208,032
          Retained earnings (deficit)                           362,989            613,536
                                                              ---------         ----------
                                                              5,598,989          5,856,309
                                                              ---------         ----------


                                                             $8,160,968         $8,552,252
                                                             ----------         ----------
                                                             ----------         ----------

                                   ELECTRONIC PROCESSING, INC.
                                    STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                           (UNAUDITED)

                                                                      1997           1998
                                                                   ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                              (165,667)     250,547
     Items not requiring (providing) cash:
         Deferred Income Taxes                                       261,600       20,371
         Depreciation                                                191,867      248,415
         Amortization of software development costs                   63,710       76,237
         Amortization of intangible assets                               503          503
         (Gain) loss on disposal of equipment                           (817)    --------
     Changes in:
         Accounts receivable                                          (9,222)    (223,182)
         Prepaid expenses and other assets                            31,962      (29,329)
         Accounts payable and accrued expenses                      (260,752)    (143,499)
                                                                   ----------   ---------
           Net cash provided by operating activities                 113,184      200,063
                                                                   ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                      2,800
     Purchase of property and equipment                             (261,616)     (56,280)
     Expenditures for software development costs                    (132,856)    (156,706)
                                                                   ----------   ---------
           Net cash used in investing activities                    (391,672)    (212,986)
                                                                   ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (payments) under line-of-credit agreement       (499,000)
     Principal payments under capital lease obligation              (492,482)     (96,234)
     Principal payments on long-term debt                           (996,126)     (81,092)
     Principal repayment subordinated note                          (400,000)
     Dividends paid                                                 (250,000)
     Stock issuance costs                                           (155,434)
     Exercise stock options                                                         6,773
     Proceeds stock issuance                                       4,938,000
                                                                   ----------   ---------
           Net cash provided by financing activities               2,144,959     (170,553)
                                                                   ----------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                        1,866,471     (183,476)

CASH AND CASH EQUIVALENTS,
BEGINNING PERIOD                                                       4,882    1,835,233
                                                                   ----------   ---------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                     $1,871,353   $1,651,757
                                                                  ----------   ----------
                                                                  ----------   ----------

SEE NOTES TO FINANCIAL STATEMENTS

                            ELECTRONIC PROCESSING, INC.

                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1997
                            AND MARCH 31, 1997 AND 1998

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NATURE OF OPERATIONS

     Electronic Processing, Inc. (the Company) develops, markets, and licenses proprietary software products and provides support services for Chapter 7 and chapter 13 bankruptcy trustees and other users of the federal bankruptcy system. EPI serves a national client base with specialty products that facilitate the financial and administrative aspects of bankruptcy management and that are accompanied by a high level of coordinated support including network integration, post-installation support and value added services. The Company extends unsecured credit to customers throughout the United States.

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

SOFTWARE DEVELOPMENT COSTS

     Certain internal software development costs incurred in the creation of computer software products are capitalized once technological feasibility has been established. Prior to the completion of a detail program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, not to exceed five years.

INTANGIBLE ASSETS

     The excess of cost over fair value of net assets acquired is being amortized over 40 years. Organizational costs are being amortized over seven years. All amortization is calculated using the straight-line method.

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

REVENUE RECOGNITION

     For the Company's Chapter 7 bankruptcy software product, monthly fees are received from a national financial institution after the product is installed and deposits are transferred based on the level of trustees= deposits with that institution. Revenues for Chapter 13 processing and noticing are recorded monthly at the completion of the services based on the trustees= month-end caseloads. All ancillary fees are recognized as the services are provided.

INCOME TAXES

     Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

     Prior to the Company's initial public offering (SEE NOTE 8), the Company, with the consent of its shareholders, had elected under the Internal Revenue Code to be taxed as an S corporation. In lieu of corporate income taxes, the shareholders were taxed on their proportionate shares of the Company's taxable income.

CASH EQUIVALENTS

     The Company considers all liquid investments with original maturities of three months or less (primarily money market accounts) to be cash equivalents.

INTERIM FINANCIAL STATEMENTS

     The balance sheet as of March 31, 1998 and the statements of income, shareholders' equity and cash flows for the three month periods ended March 31, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary for fair presentation have been made. The results for these periods are not necessarily indicative of the results to be expected for the full year.

YEAR 2000

     Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years. For example, the year "1998" would be represented by "98." These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four-digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. The Company believes that its currently marketed software products are Year 2000 compliant. In addition, the Company believes that its internal administrative systems are Year 2000 compliant or will be upgraded or replaced prior to the need to comply with Year 2000 requirements. The expenses associated with this project are being expensed as incurred and are not expected to be material to the Company's financial position or results of operations.

NOTE 2:  INITIAL PUBLIC OFFERING

     In February 1997, the Company completed a public offering of 1,600,000 shares of common stock (the IPO) and received net proceeds (prior to stock issuance costs) of $4,938,000.

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
                                           ---------
                                           ---------

     Pro forma earnings information has been provided to reflect the effects of corporate income taxes on historical earnings, including the effects of permanent and temporary differences in reporting income and expenses for tax and financial reporting purposes, as if the Company had been subject to income taxes for all the periods presented, including the period in 1997 prior to the IPO. Pro forma adjustment for 1997 eleminated the initial income tax provision of $272,900.


NOTE 3:   ADDITIONAL CASH FLOW INFORMATION

                                                Three Months Ended
                                            December 31,      March 31
                                               1997          1997      1998
                                            ------------     ----      ----
                                                              (unaudited)
NONCASH INVESTING AND FINANCING
  ACTIVITIES
    Capital lease obligation and notes
    payable incurred for equipment           $1,138,134     $131,886   $434,241

ADDITIONAL CASH INFORMATION
     Interest paid                              181,410       89,857     36,144
     Income taxes paid                          390,000                 110,000

ITEM 11. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

     Operating revenues increased 36.5%, or $678,676, to $2,535,796 in the three-month period ended March 31, 1998, compared to $1,857,120 in the three-month period ended March 31, 1997. Approximately 80.7% of the growth in operating revenues was attributable to Chapter 7. Chapter 7 revenues increased 85.5%, or $547,693, to $1,188,585 in the three-month period ended March 31, 1998, compared to $640,892 in the three-month period ended March 31, 1997. The increase in Chapter 7 revenue was due primarily to the growth in new Chapter 7 trustee clients resulting in higher monthly fees paid to EPI. Chapter 13 revenue increased 4.4%, or $52,514, to $1,232,796 in the three-month period ended March 31, 1998 compared to $1,180,282 in the three-month period ended March 31, 1997. The relatively lower growth in Chapter 13 was primarily due to the Company's focus on converting existing Chapter 13 trustee clients to CASEPOWER and to a constant level of revenue from legal noticing by a change in service mix.

     Total cost of goods sold and direct costs increased 30.4%, or $274,613, to $1,177,254 in the three-month period ended March 31, 1998, compared to $902,641 in the three-month period ended March 31, 1997. Total cost of goods sold and direct costs as a percentage of operating revenues decreased to 46.4% in the three-month period ended March 31, 1998, compared to 48.6% in the three-month period ended March 31, 1997, primarily due to TCMS for Chapter 7, which has a higher gross margin, comprising a greater percentage of operating revenues in the three-month period ended March 31, 1998. Processing costs increased 33.0%, or $221,346, to $891,835 in the three-month period ended March 31, 1998, compared to $670,489 in the three-month period ended March 31, 1997. The increase in 1998 resulted principally from an increase in customer service expense to support the growth in Chapter 7 sales and support the new Chapter 13 product, CASEPOWER. Depreciation and amortization increased 22.9%, or $53,267, to $285,419 in the three-month period ended March 31, 1998, compared to $232,152 in the three-month period ended March 31, 1997, primarily due to the purchase of computer equipment for the Company's Chapter 7 product.

     Operating expenses increased 30.7%, or $216,883, to $923,772 in the three-month period ended March 31, 1998, compared to $706,889 in the three-month period ended March 31, 1997. Operating expenses as a percentage of operating revenues decreased to 36.4% in the three-month period ended March 31, 1998 from 38.1% in the three-month period ended March 31, 1997.
The dollar increase in operating expenses was due to increases in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses related to growth of the Company's Chapter 7 product. Sales and marketing expenses increased 32.8%, or $70,675, to $285,857 in the three-month period ended March 31, 1998, compared to $215,183 in the three-month period ended March 31, 1997.

     Other income (expense), which includes interest income and interest expense, was ($16,223) in the three-month period ended March 31, 1998, compared to ($70,357) in the three-month period ended March 31, 1997. This resulted from a reduction in net interest expense due to interest income from the investment of the net proceeds from the sale of 1,600,000 shares of Common Stock in the Company's February 1997 initial public offering and the reduction in interest expense due to the debt paid with a portion of such net proceeds.

     In connection with the Company's initial public offering, the Company changed its income tax status to a C corporation. Pro forma earnings information for the three-month period ended March 31, 1997 reflects the effects of corporate income taxes on historical earnings as if the Company had been subject to federal taxes for that period. The Company's effective tax rates were 40.0% and 41.0% (pro forma) for the three-month periods ended March 31, 1998 and March 31, 1997, respectively.

     Pro forma net income increased 138.3%, or $145,414, to $250,547 in the three-month period ended March 31, 1998, compared to pro forma net income of $105,133 in the three-month period ended March 31, 1997. Pro forma net income as a percentage of operating revenues increased to 9.9% in the three-month period ended March 31, 1998 from 5.7% in the three-month period ended March 31, 1997.

Liquidity and Capital Resources

     The Company's liquidity position is strong with total cash and cash equivalents of $1,651,757 at March 31, 1998 and working capital of $1,924,714.

     Net cash provided by operation activities was $113,184 and $200,063 for the three-months ended March 31, 1997, and March 31, 1998 respectively. The net cash provided by operating activities in the three-months ended March 31, 1997 consisted primarily of net income before deferred taxes of $95,933 depreciation and amortization of $256,080 offset primarily by a decrease in accounts payable accrued expense of $260,752. The increase in depreciation and amortization relates primarily to the purchase of computer equipment for the installations of the Company's Chapter 7 product.

     During the three-months ended March 31, 1998, net cash provided by operating activities consisted primarily of net income before deferred taxes of $270,918 plus depreciation and amortization of $325,155, offset primarily by an increase in accounts receivable of $223,182 and a decrease in accounts payable and accrued expenses of $143,499. The increase in depreciation and amortization relates primarily to the purchase of computer equipment for the installations of the Company's Chapter 7 product. The outstanding accounts receivable balance has increased primarily due to the growth of revenue.

     The Company has available a $500,000 operating line of credit from a financial institution as of March 31, 1998 with an interest rate of prime plus 1.0% per annum (currently 9.5%). The Company has two equipment lines of credit, one of $5000,000, with an interest rate of the bank's base lending rate plus 1.0% per annum (currently 9.5%) and another for $1,000,000, with an interest rate of the bank's base lending rate plus 0.5% per annum (currently 9.0%). The balance outstanding on the equipment lines of credit totaled $1,251,945 as of March 31, 1998.

     The Company invested in property and equipment totaling $393,502 and $490,521 during the three-months ended March 31, 1997, and March 31, 1998, respectively, which related principally to the installation of computer equipment for the Company's Chapter 7 product.

     The Company incurred expenditures for software development costs totaling $132,856 for the three-month period ended March 31, 1997, and $156,706 for the three-month period ended March 31, 1998. These amounts have been capitalized and are being amortized on a straight-line basis over a maximum five-year period. Internal software costs incurred in the creation of computer software products are capitalized as soon as technological feasibility has been established. Prior to the completion of a detailed program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, not to exceed five years.
Additionally, the Company anticipates future software development will be at or above the spending levels of prior years.

     On May 1, 1998, the Company filed a registration statement with the Securities and Exchange Commission for the offering by the Company of 1,000,000 shares of Common Stock and 250,000 shares of Common Stock by certain selling shareholders. The Company will also grant to the underwriter for the offering a 45-day option to purchase up to 187,000 additional shares of Common Stock to cover over-allotments, if any. If the offering is completed, the Company intends to use approximately $2,000,000 of the proceeds thereof to pay long-term indebtedness of the Company and to use the balance of the net proceeds for general corporate purposes, which may include software development, sales and marketing expansion, capital investment for computer equipment , potential acquisitions of complementary business or investments in strategic or joint-venture relationships and working capital. The Company has no present agreements or undertakings with respect to any potential acquisitions or strategic investments.


                            PART II - OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
The following Exhibit is filed by attachment to this Form 10-QSB:



Exhibit
Number    Description of Exhibit                                           Page
--------  ----------------------                                           ----
  27      Financial Data Schedule                                           13

(b)  REPORTS ON FORM 8-K:

None


                                     SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                               ELECTRONIC PROCESSING, INC.


Date:     May 15, 1998                         /s/  Tom W. Olofson
                                               -----------------------------
                                               Tom W. Olofson
                                               Chairman of the Board
                                               Chief Executive Officer
                                               (Principal Executive Officer)
                                               Director


Date:     May 15, 1998                          /s/ Nanci R. Trutna
                                               -------------------------------
                                               Nanci R. Trutna
                                               Vice President Finance
                                               (Principal Financial Officer)