Form 10QSB
period 1998-06-30
ELECTRONIC PROCESSING INC
filed 1998-08-13
CIK 1027207

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

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

The number of shares outstanding of registrants common stock at July 31, 1998, was 4,629,468 shares


Transitional Small Business Disclosure Format (Check one):    Yes     No  X
                                                                  ---    ---

                           ELECTRONIC PROCESSING, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1998

                                    CONTENTS

                                                                           PAGE
                                                                           ----
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Income -
         Three months ended June 30, 1997 and 1998                           3

     Balance Sheets - December 31, 1997 and June 30, 1998                    4

     Statements of Cash Flows -
         Six months ended June 30, 1997 and 1998                             6

     Notes to Consolidated Financial Statements - June 30, 1997 and 1998     7

Item 2. Management's Discussion and Analysis of Financial Condition and      8
     Results of Operations



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  10

Item 2.  Changes in Securities                                              10

Item 3.  Defaults Upon Senior Securities                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                10

Item 5.  Other Information                                                  10

Item 6.  Exhibits and Reports on Form 8-K                                   10

Signatures                                                                  11

                           ELECTRONIC PROCESSING, INC.
                              STATEMENTS OF INCOME
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (UNAUDITED)

                                                      Six Months Ended June 30              Three Months Ended June 30
                                                      ------------------------              --------------------------
                                                        1997             1998                 1997               1998
                                                        ----             ----                 ----               ----
OPERATING REVENUES                                   $3,873,081       $5,360,646           $2,015,961         $2,824,851

COST OF GOODS SOLD AND DIRECT COSTS

     Processing costs                                 1,381,409        1,820,793              710,921            928,958
     Depreciation and amortization                      478,869          644,223              246,717            358,804
                                                     ----------       ----------           ----------         ----------
                                                      1,860,278        2,465,016              957,638          1,287,762
                                                     ----------       ----------           ----------         ----------
GROSS PROFIT                                          2,012,803        2,895,630            1,058,323          1,537,089
                                                     ----------       ----------           ----------         ----------

OPERATING EXPENSES
      General and administrative                      1,469,992        1,933,209              787,031          1,049,172
      Depreciation and amortization                      44,972           80,732               21,044             40,997
                                                     ----------       ----------           ----------         ----------
                                                      1,514,964        2,013,941              808,075          1,090,169
                                                     ----------       ----------           ----------         ----------

INCOME FROM OPERATIONS                                  497,839          881,689              250,248            446,920
                                                     ----------       ----------           ----------         ----------

OTHER INCOME (EXPENSE)
      Interest income                                    31,857           79,087               19,877             57,981
      Interest expense                                 (105,008)         (81,057)             (21,854)           (43,403)
      Other                                                 823              325                    5                  0
                                                     ----------       ----------           ----------         ----------
                                                        (72,328)          (1,645)              (1,972)           (14,578)
                                                     ----------       ----------           ----------         ----------

NET INCOME BEFORE INCOME TAXES
PROVISION FOR INCOME TAXES                             $425,511         $880,044             $248,276           $461,498
                                                     ----------       ----------           ----------         ----------
       Current                                          187,050          331,383              105,750            183,754
       Deferred                                         (13,948)          22,169               (4,749)             1,798
       Deferred - Related to Conversion to
       "C" Corporation                                  272,900
                                                     ----------       ----------           ----------         ----------
                                                        446,002          353,552              101,001            185,552
                                                     ----------       ----------           ----------         ----------

INCOME (LOSS)                                         ($20,491)         $526,492             $147,275           $275,946
                                                     ----------       ----------           ----------         ----------
                                                     ----------       ----------           ----------         ----------
       Earnings (loss) per share - diluted                (.01)              .14                  .04                .07

PRO FORMA DATA
       Income before income taxes                       425,511          880,044              248,276            461,498
       Provision for income taxes                       173,102          353,552              101,001            185,552
                                                     ----------       ----------           ----------         ----------
PRO FORMA NET INCOME                                   $252,409         $526,492             $147,275           $275,946
                                                     ----------       ----------           ----------         ----------
                                                     ----------       ----------           ----------         ----------

PRO FORMA EARNINGS PER SHARE
       Basic                                                $08             $.15                 $.04               $.07
                                                     ----------       ----------           ----------         ----------
                                                     ----------       ----------           ----------         ----------
       Diluted                                             $.08             $.14                 $.04               $.07
                                                     ----------       ----------           ----------         ----------
                                                     ----------       ----------           ----------         ----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
       Basic                                          3,099,448        3,612,712            3,400,000          3,813,970
       Diluted                                        3,099,448        3,790,164            3,404,892          3,988,226

SEE NOTES TO FINANCIAL STATEMENTS

                           ELECTRONIC PROCESSING, INC.
                                 BALANCE SHEETS

                       DECEMBER 31, 1997 AND JUNE 30, 1998
                                   (UNAUDITED)

                                     ASSETS

                                                             December 31, 1997      June 30, 1998
                                                             -----------------      -------------
CURRENT ASSETS
         Cash and cash equivalents                               $1,835,233          $12,151,400
         Accounts receivable, trade, less allowance for
               doubtful accounts of $5,000                        1,114,424            1,404,970
         Prepaid expenses and other                                 159,845              139,518
         Deferred income taxes                                       18,823               19,000
                                                                 ----------          -----------
                           Total Current Assets                   3,128,325           13,714,888
                                                                 ----------          -----------

PROPERTY AND EQUIPMENT, At cost
         Furniture and fixtures                                     551,832              584,086
         Computer equipment                                       5,152,228            6,398,141
         Office equipment                                           325,429              339,794
         Leasehold improvements                                     834,806              907,933
         Transportation equipment                                    14,969               14,969
                                                                 ----------          -----------
                                                                  6,879,264            8,244,923
         Less accumulated depreciation                            3,338,301            3,867,060
                                                                 ----------          -----------
                                                                  3,540,963            4,377,864
                                                                 ----------          -----------

SOFTWARE DEVELOPMENT COSTS, Net of
amortization                                                      1,397,375            1,902,269
                                                                 ----------          -----------

INTANGIBLE ASSETS, Net of amortization
         Excess of cost over fair value of net assets acquired       61,486               60,479
                                                                 ----------          -----------

OTHER ASSETS
                                                                     32,819               31,816
                                                                 ----------          -----------

                                                                 $8,160,968          $20,087,316
                                                                 ----------          -----------
                                                                 ----------          -----------

                        SEE NOTES TO FINANCIAL STATEMENTS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     December 31, 1997    June 30, 1998
                                                                     -----------------    -------------
CURRENT LIABILITIES
         Note payable - line of credit                                     $1,000
         Current maturities of long-term debt                             $626,665          293,109
         Accounts payable                                                  491,217          370,281
         Accrued expenses                                                  200,639          182,993
         Income Taxes Payable                                               32,960           11,141
                                                                        ----------      -----------
                           Total Current Liabilities                     1,352,481          857,524
                                                                        ----------      -----------

LONG-TERM DEBT                                                             889,046          152,219
                                                                        ----------      -----------

DEFERRED INCOME TAXES                                                      320,452          341,000


STOCKHOLDERS' EQUITY
         Common stock, $.01 par value; authorized 10,000,000
         shares; issued and outstanding 3,400,000 shares
         December 31, 1997 and 4,629,468 shares June 30, 1998               34,000           46,295

                             Additional paid-in capital                  5,202,000       17,800,798
                             Retained earnings                             362,989          889,480
                                                                        ----------      -----------
                                                                         5,598,989       18,736,573
                                                                        ----------      -----------




                                                                        $8,160,968      $20,087,316
                                                                        ----------      -----------
                                                                        ----------      -----------

                           ELECTRONIC PROCESSING, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (UNAUDITED)

                                                                                         1997                1998
                                                                                         ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                                 (20,491)            526,492
      Items not requiring (providing) cash:
               Provision Deferred Income Taxes                                          258,952              20,371
               Depreciation                                                             381,829             528,760
               Amortization of software development costs                               141,005             195,189
               Amortization of intangible assets                                          1,007               1,007
               (Gain) loss on disposal of equipment                                        (823)                  0
      Changes in:
               Accounts receivable                                                     (180,733)           (290,545)
               Prepaid expenses and other assets                                         42,825              21,330
               Accounts payable and accrued expenses                                   (208,042)           (138,582)

               Accrued income taxes                                                      64,050            (21,819)
                                                                                     ----------         -----------
                       Net cash provided by operating activities                        479,579             842,203
                                                                                     ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment                                        2,800                   0
      Purchase of property and equipment                                               (517,142)           (368,563)
      Expenditures for software development costs                                      (263,010)           (700,085)
                                                                                     ----------         -----------
                       Net cash used in investing activities                           (777,352)         (1,068,648)
                                                                                     ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings (payments) under line-of-credit agreement                         (499,000)
      Principal payments under capital lease obligation                                (587,694)           (193,187)
      Principal payments on long-term debt                                           (1,011,391)         (1,875,293)
      Principal repayment subordinated note                                            (400,000)                  0
      Dividends paid                                                                   (250,000)                  0
      Stock issuance costs                                                             (830,895)                  0
      Proceeds stock issuance                                                         5,600,000          12,611,092
                                                                                     ----------         -----------
                       Net cash provided by financing activities                      2,021,020          10,542,612
                                                                                     ----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,723,247          10,316,167
                                                                                     ----------         -----------

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD                                               4,882           1,835,233
                                                                                     ----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $1,728,129         $12,151,400
                                                                                     ----------         -----------



SEE NOTES TO FINANCIAL STATEMENTS

                           ELECTRONIC PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                           AND JUNE 30, 1997 AND 1998

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

     Prior to the Company's initial public offering (SEE NOTE 2), the Company, with the consent of its shareholders, had elected under the Internal Revenue Code to be taxed as an S corporation. In lieu of corporate income taxes, the shareholders were taxed on their proportionate shares of the Company's taxable income.

CASH EQUIVALENTS

     The Company considers all liquid investments with original maturities of three months or less (primarily money market accounts) to be cash equivalents.

INTERIM FINANCIAL STATEMENTS

     The balance sheet as of June 30, 1998 and the statements of income, shareholders' equity and cash flows for the six month periods ended June 30, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary for fair presentation have been made. The results for these periods are not necessarily indicative of the results to be expected for the full year.

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

      In connection with the issuance of common stock to the public, the Company changed its income tax status to a C corporation. At the time of becoming a C corporation, the Company accrued an income tax provision of $272,900 to record the deferred tax effects of temporary differences between financial statement and tax bases of assets and liabilities as follows:

Deferred tax assets:
   Allowance for doubtful accounts                $     1,900
   Accrued compensated absences                         4,200
   Other                                                1,200
                                                  -----------
                                                        7,300
Deferred tax liabilities:
   Property and equipment                            (280,200)
                                                  -----------

Net deferred tax liability                        $  (272,900)
                                                  -----------
                                                  -----------

      Pro forma earnings information has been provided to reflect the effects of corporate income taxes on historical earnings, including the effects of permanent and temporary differences in reporting income and expenses for tax and financial reporting purposes, as if the Company had been subject to income taxes for all the periods presented, including the period in 1997 prior to the IPO. Pro forma adjustment for 1997 eliminated the initial income tax provision of $272,900.


NOTE 3:   ADDITIONAL CASH FLOW INFORMATION

                                                               Six Months Ended
                                                               ----------------
                                            December 31,           June 30
                                            ------------           -------
                                                1997          1997         1998
                                                ----          -----        ----
                                                                 (unaudited)
NONCASH INVESTING AND FINANCING
  ACTIVITIES
    Capital lease obligation and notes
    payable incurred for equipment           $1,138,134      $316,080      $997,097

ADDITIONAL CASH INFORMATION
    Interest paid                               181,410       105,008        81,056
    Income taxes paid                           390,000                     355,000

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX- MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX- MONTHS ENDED JUNE 30, 1997

     Operating revenues increased 38.4%, or $1,487,565 to $5,360,646 in the six-month period ended June 30, 1998, compared to $3,873,081 in the six-month period ended June 30, 1997. Approximately 91.7% of the growth in operating revenues were attributable to revenues generated by Chapter 7. Chapter 7 sales increased 98.5%, or $1,363,987 to $2,748,087 in the six-month period ended June 30, 1998, compared to $1,384,100 in the six-month period ended June 30, 1997. The increase in Chapter 7 revenue was due in part to the growth in new Chapter 7 trustee business for the Company resulting in higher monthly fees paid to EPI. Chapter 13 revenue increased 5.0%, or $123,579, to $2,612,559 in the six- month period ended June 30, 1998 compared to $2,488,980 in the six-month period ended June 30, 1997. The relatively lower growth in Chapter 13 was primarily due to the Company's focus on converting existing Chapter 13 trustee clients to CASEPOWER and to a constant level of revenue from legal noticing caused by a change in service mix.

     Total cost of goods sold and direct costs increased 32.5%, or $604,738 to $2,465,016 in the six-month period ended June 30, 1998, compared to $1,860,278 in the six-month period ended June 30, 1997. Total cost of goods sold and direct costs as a percentage of operating revenues decreased to 46.0% in the six-month period ended June 30, 1998 compared to 48.0% in the six-month period ended June 30, 1997, primarily due to TCMS for Chapter 7, which has higher gross margins, comprising a greater percentage of operating revenues in the six-month period ended June 30, 1998. Chapter 7 as a percentage of operating revenues increased to 51.3% in the six-month period ended June 30, 1998 from 35.7% in the six-month period ended June 30, 1997. Processing costs increased 31.8%, or $439,384, to $1,820,793 in the six-month period ended June 30, 1998, compared to $1,381,409 in the six-month period ended June 30, 1997. The increase in 1998 resulted principally from an increase in customer service expense to support the growth in Chapter 7 sales and to support the new Chapter 13 product, CASEPOWER. Processing costs as a percentage of operating revenues decreased to 34.0% in the six-month period ended June 30, 1998 compared to 35.7% in the six-month period ended June 30, 1997. Depreciation and amortization increased 34.5%, or $165,354, to $644,223 in the six-month period ended June 30, 1998, compared to $478,869 in the six-month period ended June 30, 1998, primarily due to the purchase of computer equipment for the Company's Chapter 7 product.

     Operating expenses increased 32.9%, or $498,977 to $2,013,941 in the six-month period ended June 30, 1998, compared to $1,514,964 in the six-month period ended June 30, 1997. Operating expenses as a percentage of operating revenues decreased to 37.6 % in the six-month period ended June 30, 1998 from
39.1 % in the six-month period ended June 30, 1997. The dollar increase in operating expenses was due to increases in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses related to growth of the Company's Chapter 7 product. Sales and marketing expenses include sales and marketing salaries, trade show costs, travel associated with Chapter 7 installations, and advertising costs. Sales and marketing expenses increased 24.4 %, or $121,462 to $619,751 in the six-month period ended June 30, 1998, compared to $498,289 in the six-month period ended June 30, 1997.

     Other income (expense) which includes interest income and interest expense, was ($1,645) in the six-month period ended June 30, 1998 compared to ($72,328) in the six-month period ended June 30, 1997. This resulted from a reduction in net interest expense due to interest income from the investment of the net proceeds from the sale of 1,600,000 shares of Common Stock in the Company's February 1997 initial public offering and the reduction in interest expense due to the debt paid with a portion of such net proceeds.

     In connection with the Company's initial public offering, the Company changed its income tax status to a C corporation. Pro forma earnings information for the six-month period ended June 30, 1997 reflects the effects of corporate income taxes on historical earnings as if the Company had been subject to federal taxes for that period. The Company's effective tax rates were 40% and 41% (pro-forma) for the six-month periods ended June 30, 1998 and June 30,1997, respectively.

     Net income increased 108.6%, or $274,083, to $526,492 in the six-month period ended June 30, 1998, compared to pro forma net income of $252,409 in the six-month period ended June 30, 1997. Pro forma net income as a percentage of operating revenues increased to 9.8% in the six-month period ended June 30, 1998 from 6.5% in the six-month period ended June 30, 1997.

     QUARTER ENDED JUNE 30, 1998 COMPARED WITH QUARTER ENDED JUNE 30, 1997

     Operating revenues increased 40.1%, or $808,890, to $2,824,851 in the three-month period ended June 30, 1998, compared to $2,015,961 in the three-month period ended June 30, 1997. Substantially all of the growth in operating revenues, 98.2%, was attributable to Chapter 7. Chapter 7 revenues increased 106.9%, or $794,495, to $1,537,703 in the three-month period ended June 30, 1998, compared to $743,208 in the three-month period ended June 30, 1997. The increase in Chapter 7 revenue was due primarily to the growth in new Chapter 7 trustee clients resulting in higher monthly fees paid to EPI. Chapter 13 revenue increased 1.1%, or $14,394, to $1,287,147 in the three-month period ended June 30, 1998 compared to $1,272,753 in the three-month period June 30, 1997. The lower growth in Chapter 13 was primarily due to the Company's focus on converting existing Chapter 13 trustee clients to CASEPOWER and to a constant level of revenue from legal noticing caused by a change in service mix. Also, additional cost savings in direct processing costs were passed on to some Chapter 13 trustees by reducing certain monthly fees charged.

     Total cost of goods sold and direct costs increased 34.5%, or $330,124, to $1,287,762 in the three-month period ended June 30, 1998, compared to $957,638 in the three-month period ended June 30, 1997. Total cost of goods sold and direct costs as a percentage of operating revenues decreased to 45.6% in the three-month period ended June 30, 1998, compared to 47.5% in the three-month period ended June 30, 1997, primarily due to TCMS for Chapter 7, which has a higher gross margin, comprising a greater percentage of operating revenues in the three-month period ended June 30, 1998. Processing costs increased 30.7%, or $218,037, to $928,958 in the three-month period ended June 30, 1998, compared to $710,921 in the three-month period ended June 30, 1997. The increase in 1998 resulted principally from an increase in customer service expense to support the growth in Chapter 7 sales and to support the new Chapter 13 product, CASEPOWER. Deprecation and amortization increased 45.4%, or $112,087, to $358,804 in the three-month period ended June 30, 1998, compared to $246,717 in the three-month period ended June 30, 1997, primarily due to the purchase of computer equipment for the Company's Chapter 7 product.

     Operating expenses increased 34.9%, or $282,094, to $1,090,169 in the three-month period ended June 30, 1998, compared to $808,075 in the three-month period ended June 30, 1997. Operating expenses as a percentage of operating revenues decreased to 38.6% in the three-month period ended June 30, 1998 from 40.1% in the three-month period ended June 30, 1997. The dollar increase in operating expenses was due primarily to increases in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses. Sales and marketing expenses increased 21.4%, or $61,689, to $349,609 in the three-month period ended June 30, 1998, compared to $287,920 in the three-month period ended June 30, 1997.


     Other income (expense), which includes interest income and interest expense, was $14,578 in the three-month period ended June 30, 1998, compared to ($1,972) in the three-month period ended June 30, 1997. This resulted from a reduction in net interest expense due to interest income from the investment of the net proceeds from the sale of 1,000,000 shares of Common Stock in the Company's June 1998 stock Offering.

     Pro forma earnings information for the three-month period ended June 30, 1997 reflects the effects of corporate income taxes on historical earnings as if the Company had been subject to federal income taxes for that period. The Company's effective tax rates were 40.2% and 40.7% (pro forma) for the three-month periods ended June 30, 1998 and June 30, 1997, respectively.

     Pro forma net income increased 87.4%, or $128,671, to $275,946 in the three-month period ended June 30, 1998, compared to pro forma net income of $147,275 in the three-month period ended June 30, 1997. Pro forma net income as a percentage of operating revenues increased to 9.8% in the three-month period ended June 30, 1998 from 7.3% in the three-month period ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity position is strong with total cash and cash equivalents of $12,151,400 at June 30, 1998 and working capital of $12,857,364.

     The Company completed a secondary public offering in June of 1998 of 1,000,000 shares of Common Stock and 140,500 shares of Common Stock in an over-allotment at $12.00 a share to raise $12,727,980 in net proceeds. $1,724,089 of debt was paid off with these net proceeds.

     Net cash provided by operating activities was $479,579 for the six-months ended June 30, 1997 and $842,203 for the six-months ended June 30, 1998. The net cash provided by operating activities in the six months ended June 30, 1997 consisted primarily of net income before deferred taxes of $238,461, depreciation and amortization of $523,841, offset by an increase in accounts receivable of $180,733 and an decrease in accounts payable and accrued expenses of $208,042. The outstanding balance of accounts receivable balance has increased primarily due to the growth in revenue.

     The net cash provided by operating activities for the six-months ended June 30, 1998 consisted primarily of net income before deferred taxes of $546,864, depreciation and amortization of $724,956, offset primarily by an increase in accounts receivable of $290,545 and a decrease in accounts payable and accrued expenses of $138,582. The increase in depreciation and amortization relates primarily to the purchase of computer equipment for the installations of the Company's Chapter 7 product. The outstanding accounts receivable balance has increased primarily due to the growth in revenue.

     The Company invested in property and equipment totaling $833,222 and $1,365,660 for the six-month period ended June 30, 1997, and June 30, 1998, respectively, which related principally to the installation of computer equipment for the Company's Chapter 7 product.

     The Company incurred expenditures for software costs totaling $263,010 and $700,085 for the six-months ended June 30, 1997, and June 30, 1998, respectively. In April of 1998 the Company acquired a PC-based product for Chapter 13 trustees and this purchase is reflected in the June 30, 1998 software expenditures. These expenditures are capitalized and are being amortized on a straight-line basis over a maximum five-year period. Internal software costs incurred in the creation of computer software products are capitalized as soon as technological feasibility has been established. Prior to the completion of a detailed program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. Additionally, the Company anticipates future software development will be at or above the spending levels of prior years.

     The Company believes that the net proceeds from the June 1998 stock Offering, together with funds that may be generated from operations, will be sufficient to finance the Company's currently anticipated working capital and property and equipment expenditures for the foreseeable future.

                           ELECTRONIC PROCESSING, INC.
                            JUNE 30, 1998 FORM 10-QSB

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on June 2, 1998, to consider the election of directors, ratification of the appointment of independent accountants for the Company for 1998 and to amend the Company's stock option plan to increase the number of shares of Common Stock available for the grant of stock options from 270,000 shares to 500,000 shares. The results of the voting at the Annual Meeting were as follows:

ELECTION OF DIRECTORS

                                  FOR            AGAINST          ABSTAIN
Tom Olofson                    3,292,172         3,741                  0
Christopher E. Olofson
Robert C. Levy
W. Bryan Satterlee

Ratification of Baird          3,277,184         6,493             12,236
Kurtz & Dobson as
Independent
Accountants

Increase the Number of         2,261,231        36,223             16,223
Shares of Common Stock
Available in the Stock
Option Plan from 270,000
To 500,000


No other matters were submitted to a vote of the shareholders at the annual meeting.

ITEM 5.  OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
The following Exhibit is filed by attachment to this Form 10-QSB:

Exhibit
Number    Description of Exhibit                            Page
----------------------------------------------------------------
  27      Financial Data Schedule                            13

(B)  REPORTS ON FORM 8-K:

None

                                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ELECTRONIC PROCESSING, INC.


Date:  August 14, 1998                      /s/  Tom W. Olofson
                                                ---------------
                                                Tom W. Olofson
                                                Chairman of the Board
                                                Chief Executive Officer
                                                (Principal Executive Officer)
                                                 Director

Date:  August 14, 1998                      /s/ Nanci R. Trutna
                                                ---------------
                                                Nanci R. Trutna
                                                Vice President Finance
                                                (Principal Financial Officer)






FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from Electronic Processing, Inc. Statement of Income for the six months ended June 30, 1998 and Balance Sheet as of June 30, 1998 qualified in its entirety by reference to such financial statements.