Form 10QSB
period 1998-09-30
ELECTRONIC PROCESSING INC
filed 1998-11-12
CIK 1027207

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10-QSB

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

                                    913-321-6392
                            (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No
                                                                    ----    ---

The number of shares outstanding of registrants common stock at October 31, 1998, was 4,633,268 shares


Transitional Small Business Disclosure Format (Check one):  Yes    No  X
                                                                --    --

                            ELECTRONIC PROCESSING, INC.
                                    FORM 10-QSB
                          QUARTER ENDED SEPTEMBER 30, 1998

                                      CONTENTS

                                                                           PAGE
                                                                           ----
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               Statements of Income -
                    Three months ended September 30, 1997 and 1998             3

               Balance Sheets - December 31, 1997 and September 30, 1998       4

               Statements of Cash Flows -
                    Nine months ended September 30, 1997 and 1998              6

               Notes to Financial Statements - September 30, 1997 and 1998     7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    8



PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                              10

Item 2.        Changes in Securities                                          10

Item 3.        Defaults Upon Senior Securities                                10

Item 4.        Submission of Matters to a Vote of Security Holders            10

Item 5.        Other Information                                              10

Item 6.        Exhibits and Reports on Form 8-K                               10

Signatures                                                                    11


                            ELECTRONIC PROCESSING, INC.
                                STATEMENTS OF INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                    (UNAUDITED)

                                                         Nine Months Ended         Three Months Ended
                                                           September  30              September  30
                                                      ------------------------    ------------------------
                                                         1997          1998          1997          1998
                                                      ----------    ----------    ----------    ----------
OPERATING REVENUES                                    $6,096,467    $8,473,235    $2,223,385    $3,112,589

COST OF GOODS SOLD AND DIRECT COSTS
     Processing costs                                  2,151,158     2,837,476       769,748     1,016,683
     Depreciation and amortization                       763,408     1,032,387       284,539       388,164
                                                      ----------    ----------    ----------    ----------
                                                       2,914,566     3,869,863     1,054,287     1,404,847
                                                      ----------    ----------    ----------    ----------
                                                      ----------    ----------    ----------    ----------
GROSS PROFIT                                           3,181,901     4,603,372     1,169,098     1,707,742
                                                      ----------    ----------    ----------    ----------

OPERATING EXPENSES
      General and administrative                       2,284,361     3,138,005       814,367     1,204,797
      Depreciation and amortization                       67,984       119,766        23,105        39,033
                                                      ----------    ----------    ----------    ----------
                                                       2,352,345     3,257,771       837,382     1,243,830
                                                      ----------    ----------    ----------    ----------

INCOME FROM OPERATIONS                                   829,556     1,345,601       331,716       463,912
                                                      ----------    ----------    ----------    ----------
                                                      ----------    ----------    ----------    ----------

OTHER INCOME (EXPENSE)
      Interest income                                     48,490       239,801        16,633       160,713
      Interest expense                                  (130,957)      (91,285)      (25,949)      (10,224)
      Other                                                1,007       (15,067)          185       (15,391)
                                                      ----------    ----------    ----------    ----------
                                                         (81,460)      133,449        (9,131)      135,098
                                                      ----------    ----------    ----------    ----------

NET INCOME BEFORE INCOME TAXES                          $748,096    $1,479,050      $322,585      $599,010
                                                      ----------    ----------    ----------    ----------
PROVISION FOR INCOME TAXES
       Current                                           279,993       481,470        92,883       150,089
       Deferred                                           24,400        88,669        38,348        66,500
       Deferred - Related to Conversion to
      "C" Corporation                                    272,900
                                                      ----------    ----------    ----------    ----------
                                                         577,233       570,137       131,231       216,589
                                                      ----------    ----------    ----------    ----------

INCOME (LOSS)                                           $170,863      $908,913      $191,354      $382,421
                                                      ----------    ----------    ----------    ----------
                                                      ----------    ----------    ----------    ----------
       Earnings (loss) per share - diluted                   .05           .22           .06           .08

PRO FORMA DATA
       Income before income taxes                        748,096     1,479,050       322,585       599,010
       Provision for income taxes                        304,333       570,137       131,231       216,589
                                                      ----------    ----------    ----------    ----------
PRO FORMA NET INCOME                                    $443,763      $908,913      $191,354      $382,421
                                                      ----------    ----------    ----------    ----------
                                                      ----------    ----------    ----------    ----------

PRO FORMA EARNINGS PER SHARE
       Basic                                                $.14          $.23          $.06          $.08
                                                      ----------    ----------    ----------    ----------
                                                      ----------    ----------    ----------    ----------
       Diluted                                              $.13          $.22          $.05          $.08
                                                      ----------    ----------    ----------    ----------
                                                      ----------    ----------    ----------    ----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
       Basic                                           3,200,733     3,995,961     3,400,000     4,631,266
       Diluted                                         3,440,700     4,114,096     3,500,298     4,782,877


                     SEE NOTES TO FINANCIAL STATEMENTS

                            ELECTRONIC PROCESSING, INC.
                                   BALANCE SHEETS

                      DECEMBER 31, 1997 AND SEPTEMBER 30, 1998
                                    (UNAUDITED)

                                       ASSETS

                                                    December 31,  September 30,
                                                        1997          1998
                                                    ------------  -------------
CURRENT ASSETS
   Cash and cash equivalents                          $1,835,233  $11, 673,721
   Accounts receivable, trade, less allowance for
   doubtful accounts of $5,000                         1,114,424     1,625,847
   Prepaid expenses and other                            159,845       173,046
   Deferred income taxes                                  18,823        28,000
                                                      ----------  ------------
      Total Current Assets                             3,128,325    13,500,613
                                                      ----------  ------------

PROPERTY AND EQUIPMENT, At cost
   Furniture and fixtures                                551,832       500,775
   Computer equipment                                  5,152,228     7,408,920
   Office equipment                                      325,429       320,106
   Leasehold improvements                                834,806       860,018
   Transportation equipment                               14,969        14,969
                                                      ----------  ------------
                                                       6,879,264     9,104,788
   Less accumulated depreciation                       3,338,301     3,775,205
                                                      ----------  ------------
                                                       3,540,963     5,329,583
                                                      ----------  ------------

SOFTWARE DEVELOPMENT COSTS, Net of
amortization                                           1,397,375     1,945,169
                                                      ----------  ------------

INTANGIBLE ASSETS, Net of amortization
   Excess of cost over fair value of net assets
    acquired                                              61,486        59,976
                                                      ----------  ------------

OTHER ASSETS
                                                          32,819         6,626
                                                      ----------  ------------


                                                      $8,160,968   $20,841,967
                                                      ----------  ------------
                                                      ----------  ------------

SEE NOTES TO FINANCIAL STATEMENTS

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     December 31,     September 30,
                                                        1997              1998
                                                     ------------     -------------
CURRENT LIABILITIES
   Note payable - line of credit                          $1,000
   Current maturities of long-term debt                 $626,665       221,958
   Accounts payable                                      491,217       794,638
   Accrued expenses                                      200,639       299,240
   Income Taxes Payable                                   32,960        99,250
                                                       ---------     ---------
      Total Current Liabilities                        1,352,481     1,415,086
                                                       ---------     ---------

LONG-TERM DEBT                                           889,046       128,650
                                                       ---------     ---------

DEFERRED INCOME TAXES                                    320,452       318,500


STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; authorized
     10,000,000 shares; issued and outstanding
     3,400,000 shares December 31, 1997 and
     4,633,068 shares Sept. 30, 1998                      34,000        46,331

   Additional paid-in capital                          5,202,000    17,661,500
   Retained earnings                                     362,989     1,271,901
                                                       ---------     ---------
                                                       5,598,989    18,979,732
                                                       ---------     ---------


                                                      $8,160,968   $20,841,967
                                                       ---------     ---------
                                                       ---------     ---------


                             ELECTRONIC PROCESSING, INC.
                              STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                    (UNAUDITED)



                                                         1997           1998
                                                        -------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                     170,863       908,913
   Items not requiring (providing) cash:
      Provision Deferred Income Taxes                    297,300       (11,129)
      Depreciation                                       584,216       838,356
      Amortization of software development costs         245,666       312,287
      Amortization of intangible assets                    1,510         1,510
      (Gain) loss on disposal of equipment                  (817)       15,912
   Changes in:
      Accounts receivable                               (201,169)     (511,423)
      Prepaid expenses and other assets                   16,051        12,992
      Accounts payable and accrued expenses             (155,915)      402,022

      Accrued income taxes                                61,933        66,290
                                                       ---------     ---------
        Net cash provided by operating activities      1,019,638     2,035,730
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of property and equipment            2,800         1,200
   Purchase of property and equipment                   (956,786)   (1,654,667)
   Expenditures for software development costs          (380,341)     (852,406)
                                                       ---------     ---------
        Net cash used in investing activities         (1,334,327)   (2,505,873)
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) under line-of-credit
      agreement                                         (499,000)
   Principal payments under capital lease obligation    (681,188)     (287,105)
   Principal payments on long-term debt               (1,045,761)   (1,876,095)
   Principal repayment subordinated note                (400,000)            0
   Dividends paid                                       (250,000)            0
   Stock issuance costs                                 (834,968)            0
   Proceeds stock issuance                             5,600,000    12,471,831
                                                       ---------     ---------
      Net cash provided by financing activities        1,889,083    10,308,631
                                                       ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   1,574,394     9,838,488
                                                       ---------     ---------

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD                4,882     1,835,233
                                                       ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $1,579,276   $11,673,721
                                                       ---------     ---------





SEE NOTES TO FINANCIAL STATEMENTS

                            ELECTRONIC PROCESSING, INC.

                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1997
                                        AND
                            SEPTEMBER 30, 1997 AND 1998

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

REVENUE RECOGNITION

               For the Company's Chapter 7 bankruptcy software product, monthly fees are received from a national financial institution after the product is installed and deposits are transferred based on the level of trustee's deposits with that institution. Revenues for Chapter 13 processing and noticing are recorded monthly at the completion of the services based on the trustee's month-end caseloads. All ancillary fees are recognized as the services are provided.

INCOME TAXES

               Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

               Prior to the Company's initial public offering in February, 1997, the Company, with the consent of its shareholders, had elected under the Internal Revenue Code to be taxed as an S corporation. In lieu of corporate income taxes, the shareholders were taxed on their proportionate shares of the Company's taxable income.

CASH EQUIVALENTS

               The Company considers all liquid investments with original maturities of three months or less (primarily money market accounts) to be cash equivalents.

INTERIM FINANCIAL STATEMENTS

               The balance sheet as of September 30, 1998 and the statements of income, shareholders' equity and cash flows for the nine month periods ended September 30, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary for fair presentation have been made. The results for these periods are not necessarily indicative of the results to be expected for the full year.

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

               In connection with the issuance of common stock to the public, the Company changed its income tax status to a C corporation. At the time of becoming a C corporation, the Company accrued an income tax provision of $272,900 to record the deferred tax effects of temporary differences between financial statement and tax bases of assets and liabilities as follows:


Deferred tax assets:
               Allowance for doubtful accounts                $  1,900
               Accrued compensated absences                      4,200
               Other                                             1,200
                                                              --------
                                                                 7,300
Deferred tax liabilities:
               Property and equipment                         (280,200)
                                                              --------

Net deferred tax liability                                    $(272,900)
                                                              --------
                                                              --------


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

NOTE 3:   ADDITIONAL CASH FLOW INFORMATION

                                                                  Nine Months Ended
                                                                ---------------------
                                               December 31,         September 30
                                                  1997            1997         1998
                                               ------------     ---------   ---------
                                                                      (unaudited)
NONCASH INVESTING AND FINANCING
     ACTIVITIES
Capital lease obligation and notes
  payable incurred for equipment                $1,138,134        $696,079    $997,097

ADDITIONAL CASH INFORMATION
     Interest paid                                 181,410         130,957      91,285
     Income taxes paid                             390,000         218,000     535,350


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE-MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE-MONTHS ENDED SEPTEMBER 30, 1997

        Operating revenues increased 39.0%, or $2,376,768 to $8,473,235 in the nine-month period ended September 30, 1998, compared to $6,096,467 in the nine-month period ended September 30, 1997. Approximately 97.4% of the growth in operating revenues were attributable to revenues generated by Chapter 7. Chapter 7 sales increased 104.1%, or $2,314,493 to $4,538,574 in the nine-month period ended September 30, 1998, compared to $2,224,081 in the nine-month period ended September 30, 1997. The increase in Chapter 7 revenue was due in part to the growth in new Chapter 7 trustee business for the Company resulting in higher monthly fees paid to EPI. Chapter 13 revenue increased 1.6 %, or $62,275 to $3,934,661 in the nine- month period ended September 30, 1998 compared to $3,872,386 in the nine-month period ended September 30, 1997. The relatively lower growth in Chapter 13 was primarily due to the Company's focus on converting existing Chapter 13 trustee clients to CASEPOWER and to a constant level of revenue from legal noticing caused by a change in service mix.

         Total cost of goods sold and direct costs increased 32.8%, or $955,297 to $3,869,863 in the nine-month period ended September 30, 1998, compared to $2,914,566 in the nine-month period ended September 30, 1997. Total cost of goods sold and direct costs as a percentage of operating revenues decreased to 45.7 % in the nine-month period ended September 30, 1998 compared to 47.8% in the six-month period ended September 30, 1997, primarily due to TCMS for Chapter 7, which has higher gross margins, comprising a greater percentage of operating revenues in the nine-month period ended September 30, 1998. Chapter 7 as a percentage of operating revenues increased to 53.6% in the nine-month period ended September 30, 1998 from 36.5% in the nine-month period ended September 30, 1997. Processing costs increased 31.9%, or $686,318, to $2,837,476 in the nine-month period ended September 30, 1998, compared to $2,151,158 in the nine-month period ended September 30, 1997. The increase in 1998 resulted principally from an increase in customer service expense to support the growth in Chapter 7 sales and to support the new Chapter 13 product, CASEPOWER. Processing costs as a percentage of operating revenues decreased to 33.5% in the nine-month period ended September 30, 1998 compared to 35.3% in the nine-month period ended September 30, 1997. Depreciation and amortization increased 35.2%, or $268,979, to $1,032,387 in the nine-month period ended September 30, 1998, compared to $763,408 in the nine-month period ended September 30, 1998, primarily due to the purchase of computer equipment for the Company's
Chapter 7 product.

           Operating expenses increased 38.5%, or $905,426 to $3,257,771 in the nine-month period ended September 30, 1998, compared to $2,352,345 in the nine-month period ended September 30, 1997. Operating expenses as a percentage of operating revenues was 38.4 % in the nine-month period ended September 30, 1998 compared to 38.6 % in the nine-month period ended September 30, 1997. The dollar increase in operating expenses was due to increases in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses related to growth of the Company's Chapter 7 product. Sales and marketing expenses include sales and marketing salaries, trade show costs, travel associated with Chapter 7 installations, and advertising costs. Sales and marketing expenses increased 41.4 %, or $310,744 to $1,060,701 in the nine-month period ended September 30, 1998, compared to $749,957 in the nine-month period ended September 30, 1997.

          Other income (expense) which includes interest income and interest expense, was $133,449 in the nine-month period ended September 30, 1998 compared to ($81,460) in the nine-month period ended September 30, 1997. This resulted from a reduction in net interest expense due to interest income from the investment of the net proceeds from the sale of 1,600,000 shares of Common Stock in the Company's February 1997 initial public offering and 1,000,000 shares of Common Stock in a secondary public offering in June, 1998. Outstanding debt was paid off with a portion of the net proceeds from the stock offerings resulting in a reduction in interest expense.

         In connection with the Company's initial public offering, the Company changed its income tax status to a C corporation. Pro forma earnings information for the nine-month period ended September 30, 1997 reflects the effects of corporate income taxes on historical earnings as if the Company had been subject to federal taxes for that period. The Company's effective tax rates were 38.5% and 40.1% (pro-forma) for the nine-month periods ended September 30, 1998 and September 30, 1997, respectively.

        Net income increased 104.8%, or $465,150, to $908,913 in the nine-month period ended September 30, 1998, compared to pro forma net income of $443,763 in the nine-month period ended September 30, 1997. Net income as a percentage of operating revenues increased to 10.7% in the nine-month period ended September 30, 1998 from 7.3% in the nine month period ended September 30, 1997.

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED WITH QUARTER ENDED
SEPTEMBER 30, 1997

         Operating revenues increased 40.0%, or $889,204, to $3,112,589 in the three-month period ended September 30, 1998, compared to $2,223,385 in the three-month period ended September 30, 1997. All of the growth in operating revenues was attributable to Chapter 7. Chapter 7 revenues increased 110.2 %, or $925,806, to $1,765,785 in the three-month period ended September 30, 1998, compared to $839,979 in the three-month period ended September 30, 1997. The increase in Chapter 7 revenue was due primarily to the growth in new Chapter 7 trustee clients resulting in higher monthly fees paid to EPI. Chapter 13 revenue decreased 2.6 %, or $36,602 to $1,346,804 in the three-month period ended September 30, 1998 compared to $1,383,406 in the three-month period September 30, 1997. The decrease in Chapter 13 revenue was primarily due to the Company's focus on converting existing Chapter 13 trustee clients to CASEPOWER and to a constant level of revenue from legal noticing caused by a change in service mix. Also, additional cost savings in direct processing costs were passed on to the Chapter 13 trustees by reducing the monthly fee charged.

           Total cost of goods sold and direct costs increased 33.3%, or $350,560, to $1,404,847 in the three-month period ended September 30, 1998, compared to $1,054,287 in the three-month period ended September 30, 1997. Total cost of goods sold and direct costs as a percentage of operating revenues decreased to 45.1 % in the three-month period ended September 30, 1998, compared to 47.4% in the three-month period ended September 30, 1997, primarily due to TCMS for Chapter 7, which has a higher gross margin, comprising a greater percentage of operating revenues in the three-month period ended June 30, 1998. Chapter 7 as a percentage of operating revenues increased to 56.7% in the three-month period ended September 30, 1998, from
37.8%   in the three-month period ended September 30, 1997. Processing costs increased 32.1%, or $246,935, to $1,016,683 in the three-month period ended September 30, 1998, compared to $769,748 in the three-month period ended September 30, 1997. The increase in 1998 resulted principally from an increase in customer service expense to support the growth in Chapter 7 sales and to support the new Chapter 13 product, CASEPOWER. Deprecation and amortization increased 36.4%, or $103,625, to $388,164 in the three-month period ended September 30, 1998, compared to $284,539 in the three-month period ended September 30, 1997, primarily due to the purchase of computer equipment for the Company's Chapter 7 product.

           Operating expenses increased 48.5%, or $406,448, to $1,243,830 in the three-month period ended September 30, 1998, compared to $837,382 in the three-month period ended September 30, 1997. Operating expenses as a percentage of operating revenues was 40.0% in the three-month period ended September 30, 1998 compared to 37.7% in the three-month period ended September 30, 1997. The increase in operating expenses was due primarily to increases in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses. Sales and marketing expenses increased 74.2%, or $182,771, to $429,173 in the three-month period ended September 30, 1998, compared to $246,402 in the three-month period ended September 30, 1997.

            Other income (expense), which includes interest income and interest expense, was $135,098 in the three-month period ended September 30, 1998, compared to ($9,131) in the three-month period ended September 30, 1997. This resulted from a reduction in net interest expense due to interest income from the investment of the net proceeds from the sale of 1,000,000 shares of Common Stock in the Company's June 1998 stock Offering.

             The Company's effective tax rates were 36.2% and 40.7% for the three-month periods ended September 30, 1998 and September 30, 1997, respectively.

              Net income increased 99.9%, or $191,067, to $382,421 in the three-month period ended September 30, 1998, compared to net income of $191,354 in the three-month period ended September 30, 1997. Net income as a percentage of operating revenues increased to 12.3% in the three-month period ended September 30, 1998 from 8.6% in the three-month period ended
September 30, 1997.

YEAR 2000

               Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years. For example, the year "1998" would be represented by "98." These systems and products will need to be able to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, in less than two years, computer systems and software products used by many companies, that do not accept four-digit year entries, will need to be upgraded or replaced to comply with such "Year 2000" requirements.

               The Company believes that its currently marketed software products are Year 2000 compliant. In the first quarter of this year, the Company began shipping release 3.0 of TCMS, as part of the Company's continual process of enhancing and upgrading its existing software products. Although release 3.0 of TCMS was written to be Year 2000 compliant, the impetus for its design was the Company's desire to further streamline Chapter 7 case administration for trustees. Similarly, in 1997 the Company began shipping CASEPOWER, a new proprietary Windows95/NT-based client-server software application for Chapter 13 trustees. Like TCMS, CASEPOWER was written to be Year 2000 compliant. Also like TCMS, the impetus for CASEPOWER'S design was the Company's commitment to the development and marketing of new and competitive bankruptcy case management conventions. The Company estimates that its national upgrade program for existing Chapter 13 customers, from its older AS/400 legacy product to CASEPOWER, is 90% completed. All Chapter 13 trustees are scheduled to be upgraded by June 1999.

               The Company is also in the process of discussing with its vendors and customers the potential impact the Year 2000 issue may have on their systems. More specifically, the Company has reviewed and assessed the probability of a material adverse effect from the Year 2000 issue on the Company's exclusive national marketing arrangement with Bank of America.
Bank of America has reported that it undertook a process of software inventory, analysis, modification, testing and verification to assess the potential impact of the Year 2000 issue on its systems. Bank of America expects to substantially complete the Year 2000 software conversion projects for its systems by the end of this year. Bank of America's management believes that its plans for dealing with the Year 2000 issue will result in timely and adequate modifications of systems and technology. Over the next 13 months, the plans of other third parties to address the Year 2000 issue will be monitored and any identified impact on the Company will be evaluated.

               The Year 2000 issue also affects the Company's internal systems, including information technology (IT) and non-IT systems. The Company has assessed the readiness of its systems for handling the Year 2000.
 Management currently believes that all material systems are either compliant, or will be upgraded or replaced by the Year 2000. The costs associated with this project are being expensed as incurred and are not expected to be material to the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity position is strong with total cash and cash equivalents of $11,673,721 at September 30, 1998 and working capital of $12,085,527.

     The Company completed a public offering in June, 1998 of 1,000,000 shares of Common Stock and 140,500 shares of Common Stock in an over-allotment at $12.00 a share to raise $12,727,980 in net proceeds. $1,724,089 of debt was paid off with these net proceeds.

     Net cash provided by operating activities was $1,019,638 for the nine-months ended September 30, 1997 and $2,035,730 for the nine-months ended September 30, 1998. The net cash provided by operating activities in the nine-months ended September 30, 1997 consisted primarily of net income before taxes of $530,096, depreciation and amortization of $831,392, offset by an increase in accounts receivable of $201,169 and a decrease in accounts payable and accrued expenses of $155,915. The outstanding balance of accounts receivable balance has increased primarily due to the growth in revenue.

     The net cash provided by operating activities for the nine-months ended September 30, 1998 consisted primarily of net income before taxes of $964,074, depreciation and amortization of $1,152,153, and an increase in accounts payable and accrued expenses of $402,022 offset primarily by an increase in accounts receivable of $511,423. The increase in depreciation and amortization relates primarily to the purchase of computer equipment for the installations of the Company's Chapter 7 product. The outstanding accounts receivable balance has increased primarily due to the growth in revenue.

     The Company invested in property and equipment totaling $1,652,865 and $2,651,764 for the nine-month period ended September 30, 1997, and September 30, 1998, respectively, which related principally to the installation of computer equipment for the Company's Chapter 7 product.

     The Company incurred expenditures for software costs totaling $380,341 and $852,406 for the nine-months ended September 30, 1997, and September 30, 1998, respectively. In April of 1998 the Company acquired a PC-based product for Chapter 13 trustees and this purchase is reflected in the September 30, 1998 software expenditures. These expenditures are capitalized and are being amortized on a straight-line basis over a maximum five-year period. Internal software costs incurred in the creation of computer software products are capitalized as soon as technological feasibility has been established. Prior to the completion of a detailed program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. Additionally, the Company anticipates future software development will be at or above the spending levels of prior years.

     The Company believes that the net proceeds from the June 1998 stock offering, together with funds that may be generated from operations, will be sufficient to finance the Company's currently anticipated working capital and property and equipment expenditures for the foreseeable future.

FORWARD-LOOKING STATEMENTS

               This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended, including those relating to the possible or assumed future results of operations and financial condition of the Company. Because those statements are subject to a number of uncertainties and risks, actual results may differ materially from those expressed or implied by the forward-looking statements. Factors that could cause actual results to differ from those expressed or implied include, but are not limited to, any material changes in the total asset proceeds on deposit by Chapter 7 trustees, changes in the number of bankruptcy filings each year, the Company's reliance on its marketing arrangement for Chapter 7 revenue, the Company's ability to achieve or maintain technological advantages, and any material adverse effect of the Year 2000 issue. The Company undertakes no obligation to update any forward-looking statements contained herein to reflect future events or developments.

                            ELECTRONIC PROCESSING, INC.
                           SEPTEMBER 30, 1998 FORM 10-QSB

                            PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
The following Exhibit is filed by attachment to this Form 10-QSB:


Exhibit
Number         Description of Exhibit                      Page
--------       -----------------------                   ---------
  27           Financial Data Schedule                       13


(b) REPORTS ON FORM 8-K:

None

                                     SIGNATURES


               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        ELECTRONIC PROCESSING, INC.


Date:          November 12, 1998        /s/  Tom W. Olofson
                                        ------------------------
                                             Tom W. Olofson
                                             Chairman of the Board
                                             Chief Executive Officer
                                             (Principal Executive Officer)
                                             Director


Date:          November 12, 1998        /s/ Nanci R. Trutna
                                        -------------------------
                                             Nanci R. Trutna
                                             Vice President Finance
                                             (Principal Financial Officer)






FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from Electronic Processing, Inc. Statement of Income for the nine months ended September 30, 1998 and Balance Sheet as of September 30, 1998 qualified in its entirety by reference to such financial statements.