Form 10KSB
period 1998-12-31
ELECTRONIC PROCESSING INC
filed 1999-03-30
CIK 1027207

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549
                            ------------------------
                                  FORM 10-KSB

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22081
                            ------------------------
                          ELECTRONIC PROCESSING, INC.

                 (Name of small business issuer in its charter)

                  MISSOURI                             48-1056429
      (State or Other Jurisdiction of       (IRS Employer Identification No.)
       Incorporation or Organization)

             501 KANSAS AVENUE,                       913-321-6392
       KANSAS CITY, KANSAS 66105-1300          (Issuer's Telephone Number)
  (Address of principal executive offices)

         Securities Registered Under Section 12(b) of the Exchange Act:

                                      NONE
         Securities Registered Under Section 12(g) of the Exchange Act:

                        COMMON STOCK, WITHOUT PAR VALUE
                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    Revenues for the fiscal year ended December 31, 1998 were $11,546,273.

    The aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the Nasdaq National Market) on March 11, 1999 was approximately $28,295,446. As of March 11, 1999 there were 4,634,468 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          ELECTRONIC PROCESSING, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                               TABLE OF CONTENTS

                                              PART 1
ITEM 1.    Description of Business....................................................           1
ITEM 2.    Description of Properties..................................................           7
ITEM 3.    Legal Proceedings..........................................................           7
ITEM 4.    Submission of Matters to a Vote of Security Holders........................           7

                                              PART II
ITEM 5.    Market for the Registrant's Common Equity and Related Stockholder
             Matters..................................................................           8
ITEM 6.    Management's Discussion and Analysis or Plan of Operation..................           8
ITEM 7.    Financial Statements.......................................................          12
ITEM 8.    Changes in and Disagreements with Accountants on Accounting And Financial
             Disclosure...............................................................          26

                                             PART III
ITEM 9.    Directors, Executive Officers, Promoters, and Control Persons; Compliance
             with Section 16(a) of the Exchange Act...................................          27
ITEM 10.   Executive Compensation.....................................................          28
ITEM 11.   Security Ownership of Certain Beneficial Owners and Management.............          30
ITEM 12.   Certain Relationships and Related Transactions.............................          30
ITEM 13.   Exhibits and Reports on Form 8-K...........................................          31

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

    Electronic Processing, Inc. ("EPI" or the "Company") serves a national client base with specialty products that facilitate financial and administrative aspects of bankruptcy management, including legal noticing, claims management, funds distribution and government reporting. The Company develops, markets, licenses and supports internally developed and proprietary software products primarily to trustees under Chapter 7 and Chapter 13 of the federal bankruptcy system, as well as to other users of the federal bankruptcy system, including trustees in Chapter 11 and Chapter 12. EPI assimilates software development, network operations, value-added services and comprehensive post-installation support into an integrated environment that offers clients a high level of coordinated support.

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

    There are five chapters of the Bankruptcy Code that define various configurations of bankruptcy cases:

    Chapter 7--Liquidation

    Chapter 9--Reorganization of Municipality

    Chapter 11--Reorganization of Corporation

    Chapter 12--Reorganization of Family Farm

    Chapter 13--Reorganization of Individual Debt

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

MARKET CONDITIONS

    The Company estimates that there is over $3 billion in cash proceeds being administered in Chapter 7 by approximately 1,700 trustees. The Company estimates there are in excess of 700,000 cases pending in Chapter 13 managed by approximately 180 standing Chapter 13 trustees.

    MARKET CONDITIONS IN CHAPTER 7

    The Company believes that there are favorable market conditions for its Chapter 7 product and services. The Company has successfully entered key strategic markets with successive releases of its Windows-based TCMS software. In September, 1998, the Company announced that it was finalizing development of TCMS Version 4.0, which incorporates substantial new features and technologies and projected a first quarter 1999 general release date.

    MARKET CONDITIONS IN CHAPTER 13

    For the twelve-month period ended September 30, 1998, there was an all-time record number of new bankruptcy filings, approximately 28% of which were in Chapter 13. The Company believes that market conditions are favorable for growth in the Chapter 13 sector because of nationally growing caseloads and the availability of the CasePower product for Windows and Oracle.

PRODUCTS

    The Company's products include TCMS (Trustee Case Management System) for Chapter 7 and CasePower for Chapter 13. The TCMS product can also track Chapter 11 cases, and the CasePower product can also track Chapter 12 cases. The Company produces its software applications internally with a full time staff of professional software developers.

CHAPTER 7 PRODUCTS

    The Company's Chapter 7 product assists trustees to manage liquidation bankruptcies, whereby the trustee liquidates the debtor's assets and disburses the resulting funds to creditors.

    CURRENT CHAPTER 7 PRODUCT: TCMS

    TCMS (Trustee Case Management System) is a Windows based package of proprietary software, computer equipment and support services offered to Chapter 7 trustees through a national marketing arrangement with Bank of America. TCMS provides easy-to-use modules for asset management, financial record keeping and claims administration. An electronic banking link developed by the Company gives users an automated mechanism for entering banking transactions, and an electronic court interface allows users to download claim information into the trustee's database automatically.

    A typical TCMS system is provided to the end-user trustee client without direct charge and includes the following products and services: (i) a license to use the proprietary TCMS software and subsequent upgrades; (ii) computer hardware, laser printer, modem, tape backup and operating software, which are returned to EPI if the trustee's bankruptcy deposits leave the bank designated by EPI; (iii) database conversion from previous computer system; (iv) configuration and installation of hardware by EPI personnel; (v) on-site software training; (vi) customization of reports conforming to local bankruptcy court regulations; (vii) toll-free customer service; and (viii) remote diagnostics. The Company's revenues are based upon the total funds kept on deposit. See "Pricing--Chapter 7 Pricing."

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

CHAPTER 13 PRODUCTS

    The Company's Chapter 13 products assist trustees in managing individual reorganization bankruptcies, whereby the debtor makes payments to the trustee, who in turn disburses the funds to creditors.

    CURRENT CHAPTER 13 PRODUCT: CASEPOWER

    The Company's Windows based CasePower product assists Chapter 13 trustees managing databases containing from approximately 500 to over 10,000 active bankruptcies simultaneously. Because Chapter 13 bankruptcy cases typically undergo thirty-six to sixty consecutive monthly distributions, Chapter 13 is considerably more transaction intensive and paperwork intensive than Chapter 7, where a single distribution is normally made at the end of the case. Chapter 13 trustee clients may out-source various activities to EPI to facilitate the preparation of large output jobs.

    Processing and report printing functions can be divided between the client-site and EPI's data center in Kansas City. Both products are installed in a multi-user configuration that allows each member of the trustee's office staff to access the database and enter transactions throughout the business day. The trustee's live database resides in his or her office. The size of a Chapter 13 trustee's office staff varies proportionally with the caseload managed.

    The trustee's office staff enters financial information into CasePower, including cash receipts, financial adjustments and payment instructions for each claim. EPI's proprietary program logic interprets a wide variety of court-directed payment scenarios and consolidates them into easy-to-understand codes that are entered by users. Daily reports and customized inquiries can be requested and printed inside the trustee's office. At the end of each month, the software prepares distribution checks for creditors to whom funds are due. EPI can print the checks and reports at its data center in Kansas City as a value-added service for the trustee.

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

    SOFTWARE FEATURES

    CasePower helps trustees manage administrative aspects of Chapter 13 bankruptcy. The trustee and office staff typically use the system each day to monitor activity in their caseload.

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

CHAPTER 7 MARKETING ARRANGEMENT

    On November 22, 1993, the Company established an exclusive national marketing arrangement with NationsBank of Texas, N.A. ("NationsBank"), a subsidiary of NationsBank Corporation, for its Chapter 7 products. Since that time, the bank has been merged and the name of the bank changed to "Bank of America." In this marketing arrangement, EPI and Bank of America promote products and services to trustees in all states. Because Chapter 7 trustees are discouraged from incurring direct costs for computer services, it is essential for EPI to align with a bank or series of banks to earn revenues in Chapter 7. The agreement with Bank of America does not have an expiration date. The termination clause stipulates that either party must provide the other 90 days' notice if it wishes to end the agreement. The Company believes its representatives have developed positive, close working relationships with their counterparts at Bank of America, and the Company believes that it will maintain this relationship. However, were the relationship with Bank of America to end, there is no assurance that the Company would be able to establish a new banking relationship or series of relationships with comparable terms.

    EPI holds the primary responsibility for developing all facets of the TCMS system and for driving the national sales and marketing effort. Bank of America personnel provide additional assistance in the marketing effort and are responsible for administering the banking services provided to the trustee clients.

    Through this arrangement, EPI has a continual revenue stream from its Chapter 7 operations. The structure of the marketing alliance assists Bank of America to build its deposit base in this market.

    The Company continues to support a limited number of trustee relationships through other banks that predate the exclusive agreement with Bank of America.

PRICING

    CHAPTER 7 PRICING

    Unlike Chapter 13, the application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustees from incurring direct administrative costs for computer expenses. All nationally marketed Chapter 7 systems are provided to trustees without direct billing to the trustee because of traditional market conventions. Clients typically choose systems based upon the capability of the software and the quality of technical support services. EPI has aligned with Bank of America to provide computer services to Chapter 7 trustees without direct charges to the Chapter 7 trustee under an arrangement whereby (1) EPI licenses its proprietary software to the trustee and furnishes hardware, conversion services, training and customer support, all at no cost to the trustee, (2) the trustee agrees to deposit with Bank of America the cash proceeds from all asset liquidations; and (3) the Company collects from Bank of America a fee each month based upon the total deposits in the Chapter 7 bankruptcy portfolio.

    CHAPTER 13 PRICING

    The Company typically receives an initial licensing fee and conversion charge from the Chapter 13 trustee. It also receives monthly fees from each Chapter 13 trustee client based on the total number of cases in that trustee's database and the number of noticing documents generated. Variables affecting pricing for EPI Chapter 13 clients include the number of cases in the database, the type of equipment installed, the volume of noticing to be outsourced to EPI, and the level of support service selected by the trustee. EPI prepares individualized price quotes for each client.

    SALES AND DISTRIBUTION

    The Company's products and services are marketed directly to trustees through on-site sales calls by the Company's internal sales department and, in the case of Chapter 7, by supporting representatives of Bank of America. Trustees make their own decisions for software and service providers. The Company believes that the most important factors in attracting business are the quality of the software products and the quality of the post-installation support. The Company estimates that the typical cycle for Chapter 7 business lasts between two and four months.

    The Company's Chapter 7 and Chapter 13 service agreements with trustees typically include provisions for (i) descriptions of the products and services included in the agreement, (ii) a limited warranty and indemnification clauses,
(iii) the trustee's agreement to deposit funds with Bank of America (applicable in Chapter 7 only), and (iv) termination information.

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

COMPETITION

    The Company works in an industry with a limited number of Chapter 7 and Chapter 13 trustees. The Company estimates that there are in excess of 700,000 pending Chapter 13 cases being managed by approximately 180 Chapter 13 trustees, and that there is over $3 billion on deposit by approximately 1,700 Chapter 7 trustees. There are several companies in the market all competing for sales from this finite group of customers, and some of the Company's competitors have substantially greater financial and marketing resources than the Company. For its Chapter 7 product, the Company competes with the Chase Manhattan Bank and Union Bank of California, as well as other regional competitors in selected markets. For its Chapter 13 product, the Company competes with DCS Corporation of Memphis, Tennessee, a private company, and other competitors. Although the Company believes that the requisite detailed knowledge of the bankruptcy system makes it difficult for new competitors to successfully enter the market, and there are presently a limited number of firms that offer services that directly compete with the Company's, there can be no assurance that other firms with resources significantly greater than the Company's will not enter the Company's industry. The Company's future financial performance will depend on its ability to maintain existing customer accounts and to attract business from customers who are currently using a competitor's software product.

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

EMPLOYEES

    The Company employs approximately 80 full-time employees and believes its relationships with its employees are good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted in the fourth quarter of 1998 to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

MARKET INFORMATION

    The Company's Common Stock is traded on the Nasdaq National Market-TM- under the symbol "EPIQ." Trading in the Common Stock commenced on February 4, 1997, the date on which the Company closed the initial public offering of its Common Stock. The following table shows the reported high and low sales prices for the common stock for the calendar quarters of 1998 and 1997 as reported by Nasdaq:

                                                                                          1998                  1997
                                                                                  --------------------  --------------------
                                                                                    HIGH        LOW       HIGH        LOW
                                                                                  ---------  ---------  ---------  ---------
First Quarter...................................................................  $      20  $   9 1/4  $       4  $       3
Second Quarter..................................................................  $  15 3/8  $      11  $   4 7/8  $       3
Third Quarter...................................................................  $  15 1/2  $   8 1/2  $   7 1/4  $   4 1/2
Fourth Quarter..................................................................  $  11 3/4  $  8 1/16  $  12 1/8  $   6 1/4

HOLDER

    As of March 11, 1999, there were approximately 2,100 holders of record of the Common Stock.

DIVIDENDS

    The Company elected to be treated as an S Corporation for federal and certain state income tax purposes commencing July 15, 1988. Unlike a C Corporation, an S Corporation is generally not subject to income tax at the corporate level. Instead, the S Corporation's income generally passes through to the stockholders and is taxed on their personal income tax returns. The Company terminated its status as an S Corporation and became a C Corporation as of February 4, 1997 (the "Termination Date"). After the Termination Date, the Company will no longer be treated as an S Corporation and will, accordingly, be fully taxable under federal and state income tax laws. The Company paid a final S Corporation distribution to certain stockholders following termination of the Company's S Corporation status which represented the Company's previously undistributed earnings only since January 1, 1996 through the Termination Date. The amount of this final S Corporation distribution was $250,000 and it was paid on March 6, 1997.

    The Company has not paid any cash dividends since March 6, 1997, and does not expect to declare or pay any cash dividends in the foreseeable future. The Company currently intends to retain any earnings for use in the operation and expansion of its business. The payment of future dividends is within the discretion of the Board of Directors and will depend upon the Company's future earnings, if any, its capital requirements, financial condition and other relevant factors.

ITEM 6: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Operating revenues increased 37.6%, or $3,157,129, to $11,546,273 in fiscal 1998, compared to $8,389,144 in fiscal 1997. Approximately 97.0% of the growth in operating revenues were attributable to revenues generated by Chapter 7. Chapter 7 sales increased 94.5%, or $3,088,268 to $6,355,429 in fiscal 1998, compared to $3,267,161 in fiscal 1997. The Company has an exclusive national marketing arrangement with Bank of America. The bank pays EPI a monthly fee based on the total dollar amount of Chapter 7 deposits at Bank of America and a fee for each new account installed. The increase in Chapter 7 revenue was due in part to the growth in new Chapter 7 trustee business for the Company resulting in higher monthly fees paid to EPI. Chapter 13 revenue increased 5.5%, or $268,672 to $5,190,853 in fiscal 1998 compared to $4,922,281 in fiscal 1997. The relatively lower growth in Chapter 13 was primarily due to the Company's focus on converting existing Chapter 13 trustee clients to CASEPOWER and to a constant level of revenue from legal noticing caused by a change in service mix.

    Total cost of goods sold and direct costs increased 32.0%, or $1,278,990, to $5,276,835 in the fiscal 1998, compared to $3,997,845 in fiscal 1997. Total cost of goods sold and direct costs as a percentage of operating revenues decreased to 45.7% in fiscal 1998 compared to 47.7% in fiscal 1997, primarily due to TCMS for Chapter 7, which has higher gross margins, comprising a greater percentage of operating revenues in 1998. Chapter 7 as a percentage of operating revenues increased to 54.8% in fiscal 1998 from 38.9% in fiscal 1997. Processing costs increased 29.8%, or $877,533, to $3,824,075 in fiscal 1998, compared to $2,946,542 in fiscal 1997. The increase in 1998 resulted principally from an increase in customer service expense to support the growth in Chapter 7 sales and to support the new Chapter 13 product, CASEPOWER. Processing costs as a percentage of operating revenues decreased to 33.1% in fiscal 1998 compared to 35.1% in fiscal 1997. Depreciation and amortization increased 38.2%, or $401,457, to $1,452,760 in fiscal 1998, compared to $1,051,303 in fiscal 1997, primarily due to the purchase of computer equipment for the Company's Chapter 7 product.

    Operating expenses increased 36.7%, or $1,177,515 to $4,386,081 in fiscal 1998, compared to $3,208,566 in fiscal 1997. Operating expenses as a percentage of operating revenues was 38.0% in fiscal 1998 compared to 38.2% in fiscal 1997. The dollar increase in operating expenses was due to increases in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses related to growth of the Company's Chapter 7 product. Sales and marketing expenses include sales and marketing salaries, trade show costs, travel associated with Chapter 7 installations, and advertising costs. Sales and marketing expenses increased 34.9%, or $351,771 to $1,358,716 in fiscal 1998, compared to $1,006,945 in fiscal 1997.

    Other income (expense) which includes interest income and interest expense, was $266,500 in fiscal 1998 compared to ($92,645) in fiscal 1997. This resulted from a reduction in net interest expense due to interest income from the investment of the net proceeds from the sale of 1,140,500 shares of Common Stock in a secondary public offering completed in June 1998. Outstanding debt was paid off with a portion of the net proceeds from the 1998 stock offering resulting in a reduction in interest expense.

    In connection with the Company's initial public offering, the Company changed its income tax status to a C corporation. Pro forma earnings information for the year ended December 31, 1997 reflects the effects of corporate income taxes on historical earnings as if the Company had been subject to federal taxes for that period. The Company's effective tax rates were 38.6% and 41.4% (pro-forma) for 1998 and 1997, respectively.

    Pro forma Net income increased 106.9%, or $682,219, to $1,320,618 in fiscal 1998, compared to pro forma net income of $638,399 in fiscal 1997. Pro forma net income as a percentage of operating revenues increased to 11.4% in fiscal 1998 from 7.6% in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity position is strong with total cash and short-term investments of $11,520,256 at December 31, 1998 and working capital of $12,190,920.

    The Company completed a public offering in June 1998 of 1,140,500 shares of Common Stock at $12.875 a share to raise $12,727,980 in net proceeds. The Company paid $1,724,089 of debt with a portion of these net proceeds.

    Net cash provided by operating activities was $2,937,735 during 1998 and $1,608,257 during 1997. The net cash provided by operating activities in fiscal 1998 consisted primarily of net income before deferred taxes of $1,509,129, depreciation and amortization of $1,606,854, and an increase of $385,329 in accounts payable and accrued expenses, offset by an increase in accounts receivable of $471,879 and an increase in prepaid expenses and other assets of $107,272. The increase in depreciation and amortization relates primarily to the purchase of computer equipment for the installations of the Company's Chapter 7 product. The outstanding accounts receivable balance has increased primarily due to the growth in revenue.

    The net cash provided by operating activities in fiscal 1997 consisted primarily of net income before deferred taxes of $667,128, depreciation and amortization of $1,158,184, and an increase in accounts payable and accrued expenses of $100,157 offset primarily by an increase in accounts receivable of $316,194. The increase in depreciation and amortization relates primarily to the purchase of computer equipment for the installations of the Company's Chapter 7 product. The outstanding accounts receivable balance has increased primarily due to the growth in revenue.

    At December 31, 1998, short-term investments of $10,700,000 consisted of Auction Rate Certificates, which are floating rate investments based on pooled State and Federal agency securities. Such investments trade at par and are AAA rated due to bond insurance. Auctions are every 35 days. Proceeds from the sale of short-term investments totaled $51,403,000 for the year ended December 31, 1998.

    The Company invested in property and equipment totaling $3,421,690 and $1,042,383 for 1998 and 1997, respectively, which related principally to the installation of computer equipment for the Company's Chapter 7 product.

    The Company incurred expenditures for software development costs totaling $1,041,960 and $498,392 for 1998 and 1997, respectively. In April of 1998 the Company acquired a PC-based product for Chapter 13 trustees and this purchase is reflected in the December 31, 1998 software expenditures. These expenditures are capitalized and are being amortized on a straight-line basis over a maximum five-year period. Internal software costs incurred in the creation of computer software products are capitalized as soon as technological feasibility has been established. Prior to the completion of a detailed program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. Additionally, the Company anticipates future software development will be at or above the spending levels of prior years.

    The Company believes that the net proceeds from the June 1998 stock offering, together with funds that may be generated from operations, will be sufficient to finance the Company's currently anticipated working capital and property and equipment expenditures for the foreseeable future.

YEAR 2000

    Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years. For example, the year "1998" would be represented by "98." These systems and products will need to be able to accept four digit entries to distinguish 21(st) century dates from 20(th) century dates. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, in less than one year, computer systems and software products used by many companies, that do not accept four-digit year entries, will need to be upgraded or replaced to comply with such "Year 2000" requirements.

    The Company believes that its currently marketed software products are Year 2000 compliant. In the first quarter of 1998, the Company began shipping release
3.0 of TCMS, as part of the Company's continual process of enhancing and upgrading its existing software products. Although release 3.0 of TCMS was written to be Year 2000 compliant, the impetus for its design was the Company's desire to further streamline Chapter 7 case administration for trustees. Similarly, in 1997 the Company began shipping CASEPOWER, a new proprietary Windows95/NT-based client-server software application for Chapter 13 trustees. Like TCMS, CASEPOWER was written to be Year 2000 compliant. Also like TCMS, the impetus for CASEPOWER'S design was the Company's commitment to the development and marketing of new and competitive bankruptcy case management conventions. The Company estimates that its national upgrade program for existing Chapter 13 customers, from its older AS/400 legacy product to CASEPOWER, is 90% completed. All Chapter 13 trustees are scheduled to be upgraded by June 1999.

    The Company is also in the process of discussing with its vendors and customers the potential impact the Year 2000 issue may have on their systems. More specifically, the Company has reviewed and assessed the probability of a material adverse effect from the Year 2000 issue on the Company's exclusive national marketing arrangement with Bank of America. Bank of America has reported that it undertook a process of software inventory, analysis, modification, testing and verification to assess the potential impact of the Year 2000 issue on its systems. Bank of America expects to substantially complete the Year 2000 software conversion projects for its systems by the end of 1999. Bank of America's management believes that its plans for dealing with the Year 2000 issue will result in timely and adequate modifications of systems and technology. Over the next 9 months, the plans of other third parties to address the Year 2000 issue will be monitored and any identified impact on the Company will be evaluated.

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

    As previously discussed, the Company believes their currently marketed software products and internal systems are Year 2000 compliant or will be by the end of 1999. Additionally, they are not aware of any vendors or customers with Year 2000 problems which could materially impact their operations. Accordingly, the Company has not specifically evaluated a worst-case scenario, nor has it developed contingency plan of such scenario.

FORWARD-LOOKING STATEMENTS

    This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including those relating to the possible or assumed future results of operations and financial condition of the Company. Because those statements are subject to a number of uncertainties and risks, actual results may differ materially from those expressed or implied by the forward-looking statements. Factors that could cause actual results to differ from those expressed or implied include, but are not limited to, any material changes in the total asset proceeds on deposit by Chapter 7 trustees served by the Company, changes in the number of bankruptcy filings each year, the Company's reliance on its marketing arrangement for Chapter 7 revenue, the Company's ability to achieve or maintain technological advantages, and any material adverse effect of the Year 2000 issue. The Company undertakes no obligation to update any forward-looking statements contained herein to reflect future events or developments.

ITEM 7. FINANCIAL STATEMENTS

    Following are the report of Baird, Kurtz & Dobson, Kansas City, Missouri, independent auditors for the Company, and the financial statements of the Company as of and for the 12 month periods ended December 31, 1998 and 1997.

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Electronic Processing, Inc.
Kansas City, Kansas

    We have audited the accompanying balance sheets of ELECTRONIC PROCESSING, INC. as of December 31, 1998 and 1997, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ELECTRONIC PROCESSING, INC. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ BAIRD, KURTZ & DOBSON

Kansas City, Missouri
February 8, 1999

                          ELECTRONIC PROCESSING, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                                           1998           1997
                                                                                       -------------  ------------
CURRENT ASSETS
  Cash and cash equivalents..........................................................  $     820,256  $  1,835,233
  Short-term investments.............................................................     10,700,000
  Accounts receivable, trade, less allowance for doubtful accounts of $5,000.........      1,586,303     1,114,424
  Prepaid expenses and other.........................................................        294,024       159,845
  Deferred income taxes..............................................................         39,345        18,823
                                                                                       -------------  ------------
      Total Current Assets...........................................................     13,439,928     3,128,325
                                                                                       -------------  ------------
PROPERTY AND EQUIPMENT, At cost
  Furniture and fixtures.............................................................        526,862       551,832
  Computer equipment.................................................................      7,254,072     5,152,228
  Office equipment...................................................................        329,775       325,429
  Leasehold improvements.............................................................        864,184       834,806
  Transportation equipment...........................................................         14,969        14,969
                                                                                       -------------  ------------
                                                                                           8,989,862     6,879,264
      Less accumulated depreciation..................................................      3,233,510     3,338,301
                                                                                       -------------  ------------
                                                                                           5,756,352     3,540,963
                                                                                       -------------  ------------
SOFTWARE DEVELOPMENT COSTS, Net of amortization......................................      2,016,946     1,397,375
                                                                                       -------------  ------------
OTHER ASSETS
  Excess of cost over fair value of net assets acquired..............................         59,473        61,486
  Other..............................................................................          5,912        32,819
                                                                                       -------------  ------------
                                                                                              65,385        94,305
                                                                                       -------------  ------------
                                                                                       $  21,278,611  $  8,160,968
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                       See Notes to Financial Statements

                          ELECTRONIC PROCESSING, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           1998           1997
                                                                                       -------------  ------------
CURRENT LIABILITIES
  Note payable--line of credit.......................................................                 $      1,000
  Current maturities of long-term debt...............................................  $     159,151       626,665
  Accounts payable...................................................................        626,577       491,217
  Accrued expenses...................................................................        450,608       200,639
  Income taxes payable...............................................................         12,672        32,960
                                                                                       -------------  ------------
      Total Current Liabilities......................................................      1,249,008     1,352,481
                                                                                       -------------  ------------

LONG-TERM DEBT.......................................................................        109,300       889,046
                                                                                       -------------  ------------

DEFERRED INCOME TAXES................................................................        529,485       320,452
                                                                                       -------------  ------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 10,000,000 shares; issued and
    outstanding--4,633,268 and 3,400,000 shares at 1998 and 1997, respectively.......         46,333        34,000
  Additional paid-in capital.........................................................     17,660,878     5,202,000
  Retained earnings..................................................................      1,683,607       362,989
                                                                                       -------------  ------------
                                                                                          19,390,818     5,598,989
                                                                                       -------------  ------------
                                                                                       $  21,278,611  $  8,160,968
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                          ELECTRONIC PROCESSING, INC.
                              STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                           1998           1997
                                                                                       -------------  ------------
OPERATING REVENUES...................................................................  $  11,546,273  $  8,389,144
                                                                                       -------------  ------------
COST OF GOODS SOLD AND DIRECT COSTS
  Processing costs...................................................................      3,824,075     2,946,542
  Depreciation and amortization......................................................      1,452,760     1,051,303
                                                                                       -------------  ------------
                                                                                           5,276,835     3,997,845
                                                                                       -------------  ------------
GROSS PROFIT.........................................................................      6,269,438     4,391,299
                                                                                       -------------  ------------
OPERATING EXPENSES
  General and administrative.........................................................      4,231,987     3,101,685
  Depreciation and amortization......................................................        154,094       106,881
                                                                                       -------------  ------------
                                                                                           4,386,081     3,208,566
                                                                                       -------------  ------------
INCOME FROM OPERATIONS...............................................................      1,883,357     1,182,733
                                                                                       -------------  ------------
OTHER INCOME (EXPENSE)
  Interest income....................................................................        392,114        66,667
  Interest expense...................................................................        (89,755)     (160,393)
  Other..............................................................................        (35,859)        1,081
                                                                                       -------------  ------------
                                                                                             266,500       (92,645)
                                                                                       -------------  ------------
INCOME BEFORE INCOME TAXES...........................................................      2,149,857     1,090,088
PROVISION FOR INCOME TAXES...........................................................        829,239       724,589
                                                                                       -------------  ------------
NET INCOME...........................................................................  $   1,320,618  $    365,499
                                                                                       -------------  ------------
                                                                                       -------------  ------------
EARNINGS PER SHARE INFORMATION
  Basic..............................................................................  $         .32  $        .11
                                                                                       -------------  ------------
                                                                                       -------------  ------------
  Diluted............................................................................  $         .31  $        .11
                                                                                       -------------  ------------
                                                                                       -------------  ------------
PRO FORMA DATA
  Income before income taxes.........................................................  $   2,149,857  $  1,090,088
  Provision for income taxes.........................................................        829,239       451,689
                                                                                       -------------  ------------
  Net income.........................................................................  $   1,320,618  $    638,399
                                                                                       -------------  ------------
                                                                                       -------------  ------------
  Per share information
    Basic............................................................................  $         .32  $        .20
                                                                                       -------------  ------------
                                                                                       -------------  ------------
    Diluted..........................................................................  $         .31  $        .19
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                       See Notes to Financial Statements

                          ELECTRONIC PROCESSING, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                      ADDITIONAL
                                                                           COMMON       PAID-IN       RETAINED
                                                               TOTAL        STOCK       CAPITAL       EARNINGS
                                                           -------------  ---------  -------------  -------------
BALANCE, DECEMBER 31, 1996...............................  $     990,030  $  18,000  $     282,000  $     690,030
  Dividends..............................................       (250,000)                                (250,000)
  Recapitalization prior to public offering..............                                  442,540       (442,540)
  Net proceeds from public offering......................      4,493,460     16,000      4,477,460              0
  Net income.............................................        365,499                                  365,499
                                                           -------------  ---------  -------------  -------------
BALANCE, DECEMBER 31, 1997...............................      5,598,989     34,000      5,202,000        362,989
  Net proceeds from public offering......................     12,409,311     11,405     12,397,906
  Proceeds from the exercise of stock options and
    warrants.............................................         61,900        928         60,972
  Net income.............................................      1,320,618                                1,320,618
                                                           -------------  ---------  -------------  -------------
BALANCE, DECEMBER 31, 1998...............................  $  19,390,818  $  46,333  $  17,660,878  $   1,683,607
                                                           -------------  ---------  -------------  -------------
                                                           -------------  ---------  -------------  -------------

                        See Notes to Finacial Statements

                          ELECTRONIC PROCESSING, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                           1998          1997
                                                                                       -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.........................................................................  $   1,320,618  $   365,499
  Items not requiring (providing) cash:
    Depreciation.....................................................................      1,182,452      820,570
    Amortization of software development costs.......................................        422,389      335,601
    Amortization of intangible assets................................................          2,013        2,013
    (Gain) loss on disposal of equipment.............................................         35,862       (4,406)
    Deferred income taxes............................................................        188,511      301,629
  Changes in:
    Accounts receivable..............................................................       (471,879)    (316,194)
    Prepaid expenses and other assets................................................       (107,272)       3,388
    Accounts payable and accrued expenses............................................        385,329      100,157
    Income taxes payable.............................................................        (20,288)
                                                                                       -------------  -----------
      Net cash provided by operating activities......................................      2,937,735    1,608,257
                                                                                       -------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of short-term investments.....................................................     51,403,000
  Purchase of short-term investments.................................................    (62,103,000)
  Proceeds from sale of property and equipment.......................................         16,814       20,818
  Purchase of property and equipment.................................................     (3,421,690)  (1,042,383)
  Expenditures for software development costs........................................     (1,041,960)    (498,392)
                                                                                       -------------  -----------
      Net cash used in investing activities..........................................    (15,146,836)  (1,519,957)
                                                                                       -------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net payments under line-of-credit agreement........................................         (1,000)    (499,000)
  Proceeds from long-term debt.......................................................        968,270
  Principal payments under capital lease obligation..................................       (368,435)    (777,023)
  Principal payments on long-term debt...............................................     (1,875,922)  (1,096,949)
  Repayment of subordinated debt.....................................................                    (400,000)
  Dividends paid.....................................................................                    (250,000)
  Stock issuance costs...............................................................       (318,669)    (172,977)
  Proceeds from exercise of stock options and warrants...............................         61,900
  Proceeds from public offering......................................................     12,727,980    4,938,000
                                                                                       -------------  -----------
      Net cash provided by financing activities......................................     11,194,124    1,742,051
                                                                                       -------------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................     (1,014,977)   1,830,351
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.........................................      1,835,233        4,882
                                                                                       -------------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR...............................................  $     820,256  $ 1,835,233
                                                                                       -------------  -----------
                                                                                       -------------  -----------

                       See Notes to Financial Statements

                          ELECTRONIC PROCESSING, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Electronic Processing, Inc. (the Company) develops, markets and licenses proprietary software products and provides support services for Chapter 7 and Chapter 13 bankruptcy trustees and other users of the federal bankruptcy system.

OPERATING SEGMENTS

    The Company has two segments in which it allocates resources and assesses performance: Chapter 7 and Chapter 13 bankruptcy services. For each of these segments, the Company serves a national client base by developing specialty software products and providing coordinated support (network integration, post-installation support and other value-added services), which facilitate the administrative aspects of bankruptcy management for court-appointed trustees. The individual segments have similar operating and economic characteristics and have been reported as one aggregated operating segment. The Company's major revenue source, which exceeds 10% of revenues, is discussed in Note 11.

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

PROPERTY AND EQUIPMENT

    Property and equipment are depreciated on a straight-line basis over the estimated useful life of each asset as follows:

Furniture and fixtures...........................................   10 years
Computer equipment...............................................    5 years
                                                                        5-10
Office equipment.................................................      years
Transportation equipment.........................................  3-5 years

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

                          ELECTRONIC PROCESSING, INC.

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTANGIBLE ASSETS

    The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 40 years.

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

SHORT-TERM INVESTMENTS

    Debt and marketable equity securities which the Company holds for short-term investment purposes are classified as available-for-sale securities and are carried at fair value. At December 31, 1998, short-term investments consist of Auction Rate Certificates, which are floating rate investments based on pooled State and Federal agency securities. Such investments trade at par so no realized or unrealized gains or losses were present during 1998. Proceeds from the sale of short-term investments totalled $51,403,000 for the year ended December 31, 1998.

FUTURE CHANGES IN ACCOUNTING PRINCIPLES

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts and hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined the applicability of this pronouncement on the Company's results of operations or financial position.

                          ELECTRONIC PROCESSING, INC.

NOTE 2: SOFTWARE DEVELOPMENT COSTS

    The following is a summary of software development costs capitalized:

                                                                      1998           1997
                                                                  -------------  -------------
Amounts capitalized, net of retirements.........................  $   2,670,196  $   2,854,876
                                                                  -------------  -------------
Accumulated amortization, Beginning of year.....................     (1,457,501)    (1,121,900)
Amortization expense............................................       (422,389)      (335,601)
Software retired................................................      1,226,640
                                                                  -------------
Accumulated amortization, end of year...........................       (653,250)    (1,457,501)
                                                                  -------------  -------------
Net software development costs..................................  $   2,016,946  $   1,397,375
                                                                  -------------  -------------
                                                                  -------------  -------------

    Included in the above are development costs relating to products not yet released. Such costs totaled $521,164 and $391,155 at December 31, 1998 and 1997, respectively.

NOTE 3: NOTE PAYABLE AND LONG-TERM DEBT

    Note payable represents advances against a $500,000 operating line of credit. Interest is 1% in excess of the bank's base lending rate per annum and is adjusted and payable on a quarterly basis, with the outstanding balance being due on March 4, 1999. The note is collateralized by accounts receivable and customer contracts.

    Long-term debt includes the following at December 31, 1998 and 1997:

                                                                         1998         1997
                                                                      ----------  ------------
Note payable, bank(A)...............................................              $    436,372
Note payable, bank(B)...............................................                   468,119
Capital lease obligations(C)........................................  $  264,879       604,487
Other...............................................................       3,572         6,733
                                                                      ----------  ------------
                                                                         268,451     1,515,711
Less current maturities.............................................     159,151       626,665
                                                                      ----------  ------------
                                                                      $  109,300  $    889,046
                                                                      ----------  ------------
                                                                      ----------  ------------

------------------------

(A) Revolving equipment line of credit of $500,000, with interest (1% in excess of bank's base lending rate) payable monthly, in addition to monthly principal reductions equal to one thirty-sixth of the outstanding principal balance, with the unpaid balance being due in 1999; collateralized by equipment. The line of credit was paid off during the year ended December 31, 1998.

 (B) Revolving equipment line of credit of $1,000,000 with interest ( 1/2% in excess of bank's base lending rate--9% at December 31, 1997), payable monthly, in addition to monthly principal reductions equal to one thirty-sixth of the outstanding principal balance, with any unpaid balance being due in 1999.

 (C) Obligations include leases for the use of computer equipment for no more than five years, expiring in 2003.

    For the above obligations, the carrying value approximates fair value.

                          ELECTRONIC PROCESSING, INC.

NOTE 3: NOTE PAYABLE AND LONG-TERM DEBT (CONTINUED)
    Aggregate annual maturities of long-term debt and payments on capital lease obligations at December 31, 1998 are as follows:

                                                                        LONG-TERM
                                                                          DEBT        CAPITAL
                                                                       (EXCLUDING      LEASE
                                                                         LEASES)    OBLIGATIONS
                                                                       -----------  -----------
1999.................................................................   $   3,572    $ 176,883
2000.................................................................                   51,899
2001.................................................................                   42,358
2002.................................................................                   29,523
2003.................................................................                    2,096
                                                                       -----------  -----------
                                                                        $   3,572      302,759
                                                                       -----------
                                                                       -----------
Less amount representing interest....................................                   37,880
                                                                                    -----------
Present value of future minimum lease payments.......................                  264,879
Less current maturities..............................................                  155,579
                                                                                    -----------
Noncurrent portion...................................................                $ 109,300
                                                                                    -----------
                                                                                    -----------

    Property and equipment include the following property under capital leases:

                                                                         1998         1997
                                                                      ----------  ------------
Computer equipment..................................................  $  993,991  $  1,293,779
Less accumulated depreciation.......................................     474,696       461,239
                                                                      ----------  ------------
                                                                      $  519,295  $    832,540
                                                                      ----------  ------------
                                                                      ----------  ------------

NOTE 4: OPERATING LEASES

    The Company has a noncancellable operating lease for office space, which expires in February 2011. A principal shareholder of the Company is a partner in the partnership that leases office space to the Company. The lease requires the Company to pay all executory costs (property taxes, maintenance and insurance).

    Future minimum lease payments at December 31, 1998 are as follows:

1999....................................................  $ 157,800
2000....................................................    162,400
2001....................................................    167,200
2002....................................................    173,000
2003 and thereafter.....................................  1,602,200
                                                          ---------
                                                          $2,262,600
                                                          ---------
                                                          ---------

    Rental expense under this lease was $154,000 and $149,250 for the years ended December 31, 1998 and 1997, respectively.

                          ELECTRONIC PROCESSING, INC.

NOTE 5: RELATED PARTY TRANSACTIONS

    The Company was reimbursed for property taxes from the related party disclosed at Note 4. Reimbursement for property taxes amounted to approximately $30,000 for each of the years ended December 31, 1998 and 1997. In addition, the related party reimbursed the Company for consulting services in the amount of $19,000 for the year ended December 31, 1998.

    A principal shareholder reimbursed the Company for expenses paid on his behalf in the amount of $30,000 for the year ended December 31, 1998.

NOTE 6: PROFIT SHARING PLAN

    The Company has adopted a 401(k) plan covering substantially all employees. The Company matches the first 10% of employee contributions and also has the option of making discretionary contributions. Employees are fully vested in such contributions after four years. Contributions amounted to $96,825 and $63,182 for the years ended December 31, 1998 and 1997, respectively.

NOTE 7: PUBLIC OFFERINGS

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

    In connection with the issuance of common stock to the public, the Company changed its income tax status to a C corporation. At the time of becoming a C corporation, the Company accrued an income tax provision of $272,900 to record the deferred tax effects of temporary differences between financial statement and tax bases of assets and liabilities as follows:

Deferred tax assets:
  Allowance for doubtful accounts................................  $   1,900
  Accrued compensated absences...................................      4,200
  Other..........................................................      1,200
                                                                   ---------
                                                                       7,300
Deferred tax liabilities:
  Property and equipment.........................................   (280,200)
                                                                   ---------
Net deferred tax liability.......................................  $(272,900)
                                                                   ---------
                                                                   ---------

    Pro forma earnings information has been provided to reflect the effects of corporate income taxes on historical earnings, including the effects of permanent and temporary differences in reporting income and expenses for tax and financial reporting purposes, as if the Company had been subject to income taxes for all the periods presented, including the period in 1997 prior to the IPO. Pro forma adjustments reflect the provision for corporate income taxes for the year ended December 31, 1997, as discussed above.

    In May 1998, the Company completed a secondary public offering of 1,000,000 shares of common stock and received net proceeds (prior to stock issuance costs) of $11,160,000. In June 1998, the underwriter exercised its over-allotment option associated with the secondary offering by purchasing 140,500 additional shares at a net price of $1,567,980.

                          ELECTRONIC PROCESSING, INC.

NOTE 8: INCOME TAXES

    The provision for income taxes includes the following components:

                                                                           1998        1997
                                                                        ----------  ----------
Taxes currently payable...............................................  $  640,728  $  422,960
Deferred income taxes.................................................     188,511      28,729
                                                                        ----------  ----------
                                                                        $  829,239  $  451,689
                                                                        ----------  ----------
                                                                        ----------  ----------

    A reconciliation of the provision for income taxes at the statutory rate to provision for income taxes at the Company's effective rate is shown below:

                                                                           1998        1997
                                                                        ----------  ----------
Computed at the statutory rate (34%)..................................  $  731,000  $  370,600
Increase in taxes resulting from:
  Nondeductible expenses..............................................      29,300      24,300
  State income taxes, net of federal tax effect and other.............      68,939      56,789
                                                                        ----------  ----------
    Tax Provision.....................................................  $  829,239  $  451,689
                                                                        ----------  ----------
                                                                        ----------  ----------

    Also included in the provision for the year ended 1997, is the initial income tax provision of $272,900 to record the effects of temporary differences at the date of the change in tax status (SEE NOTE 7).

    The tax effects of temporary differences related to deferred taxes shown on the accompanying balance sheets are as follows:

                                                                         1998         1997
                                                                      -----------  -----------
Deferred tax assets:
  Allowance for doubtful accounts...................................  $     1,900  $     1,900
  Accrued compensated absences......................................       37,445       16,923
  Accrued stock options.............................................       13,035
                                                                      -----------
                                                                           52,380       18,823
Deferred tax liabilities:
  Property and equipment............................................      542,520      320,452
                                                                      -----------  -----------
                                                                      $  (490,140) $  (301,629)
                                                                      -----------  -----------
                                                                      -----------  -----------

    The above net deferred tax liability is presented on the balance sheets as follows:

                                                                         1998         1997
                                                                      -----------  -----------
Deferred tax asset--current.........................................  $    39,345  $    18,823
Deferred tax liability--long-term...................................     (529,485)    (320,452)
                                                                      -----------  -----------
                                                                      $  (490,140) $  (301,629)
                                                                      -----------  -----------
                                                                      -----------  -----------

                          ELECTRONIC PROCESSING, INC.

NOTE 9: NET INCOME PER SHARE

    The details of the basic and diluted net income per share calculations are as follows:

                                                       1998                                   1997
                                      --------------------------------------  -------------------------------------
                                                     WEIGHTED                               WEIGHTED
                                                      AVERAGE                                AVERAGE
                                                      SHARES      PER SHARE                  SHARES      PER SHARE
                                       NET INCOME   OUTSTANDING    AMOUNT     NET INCOME   OUTSTANDING    AMOUNT
                                      ------------  -----------  -----------  -----------  -----------  -----------
Net income..........................  $  1,320,618                             $ 365,499
                                      ------------                            -----------
Net income per share:
  Income available to common
    shareholders....................  $  1,320,618   4,126,679    $     .32    $ 365,499    3,250,959    $     .11
                                      ------------                    -----   -----------                    -----
                                      ------------                    -----   -----------                    -----
Effect of dilutive securities:
  Warrants..........................                    30,979                                 40,214
  Stock options.....................                   125,436                                 76,210
                                                    -----------                            -----------
Net income per share--Diluted:
  Income available to common
    shareholders and assumed
    conversions.....................  $  1,320,618   4,283,094    $     .31    $ 365,499    3,367,383    $     .11
                                      ------------  -----------       -----   -----------  -----------       -----
                                      ------------  -----------       -----   -----------  -----------       -----

    Pro forma earnings per share information has been provided to reflect the effects of corporate income taxes on a consistent basis for both years (SEE NOTE
7). For 1998 and 1997, the pro forma earnings per share information was as follows:

                                                                                     1998         1997
                                                                                     -----        -----
Basic...........................................................................         .32          .20
                                                                                          --           --
                                                                                          --           --
Diluted.........................................................................         .31          .19
                                                                                          --           --
                                                                                          --           --

    As of December 31, 1998, the Company had 69,500 options outstanding, which were anti-dilutive and, therefore, not considered in the diluted earnings per share calculation above.

NOTE 10: STOCK OPTIONS

    The Company's 1995 Stock Option Plan (the Plan) permits the issuance of stock options for up to 500,000 shares of common stock to selected employees and outside directors of the Company. The terms of each award shall be determined by the Board of Directors. Under the terms of the Plan, options granted may be either nonqualified or incentive stock options (ISOs). The exercise price for ISOs may not be less than the fair value on the date of the grant.

                          ELECTRONIC PROCESSING, INC.

NOTE 10: STOCK OPTIONS (CONTINUED)
    A summary of the Company's stock options outstanding as of December 31, 1998 and 1997 is presented below:

                                                           1998                     1997
                                                  -----------------------  -----------------------
                                                               WEIGHTED                 WEIGHTED
                                                                AVERAGE                  AVERAGE
                                                               EXERCISE                 EXERCISE
                                                    SHARES       PRICE       SHARES       PRICE
                                                  ----------  -----------  ----------  -----------
Outstanding, beginning of year..................     225,000   $    4.65
Granted.........................................     171,250       10.53      237,000   $    4.59
Forfeited.......................................     (30,200)       6.53      (12,000)       3.50
Exercised.......................................      (7,400)       3.82
Outstanding, end of year........................     358,650        7.26      225,000        4.65

    The following table summarizes information about stock options under the plan outstanding at December 31, 1998:

                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                             ----------------------------               ------------------------
                                             WEIGHTED-
                                              AVERAGE       WEIGHTED-                 WEIGHTED-
                                             REMAINING       AVERAGE                   AVERAGE
         RANGE OF              NUMBER       CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
      EXERCISE PRICES        OUTSTANDING       LIFE           PRICE     EXERCISABLE     PRICE
---------------------------  -----------  ---------------  -----------  -----------  -----------
$3.85 to $ 4.95............      50,000       3.5 years     $    4.40       50,000    $    4.40
$6.80 to $12.00............      80,000       9.5 years     $    9.25       25,000    $    6.80
$3.50 to $ 9.50............     156,150       9.0 years     $    5.51
$7.86 to $12.63............      72,500       9.5 years     $   11.06

    The Company accounts for this plan under APB Opinion No. 25, under which only an immaterial amount of compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates using FASB Statement No. 123, the Company's December 31, 1998 and 1997 net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                         1998         1997
                                                                     ------------  ----------
Net income.........................................  As Reported     $  1,320,618  $  365,499
                                                     Pro forma       $    820,925  $  178,024

Net income per share--Basic........................  As reported     $        .32  $      .11
                                                     Pro forma       $        .20  $      .05

Net income per share--Diluted......................  As reported     $        .31  $      .11
                                                     Pro forma       $        .19  $      .05

    Proforma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of stock options.

    The fair value of the above options was estimated at the date of grant using the Black-Scholes option-pricing model with the key assumptions being risk-free interest rates of 5.0%--6.7%, no expected dividends and expected volatility of 238% and 367% for the years ended December 31, 1998 and 1997, respectively.

                          ELECTRONIC PROCESSING, INC.

NOTE 10: STOCK OPTIONS (CONTINUED)
    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    In connection with the initial public offering (SEE NOTE 8), the Company issued warrants to purchase 160,000 shares of stock at $4.20 per share to its underwriters. During the year ended December 31, 1998, 104,200 warrants were converted in a cashless exercise, resulting in 77,368 shares of stock being issued. In addition, 8,000 warrants were exercised for their exercise price, resulting in the issuance of an additional 8,000 shares of common stock. At December 31, 1998, warrants to purchase 47,800 shares of stock remain outstanding.

NOTE 11: SIGNIFICANT ESTIMATES AND CONCENTRATIONS

    Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

    - The Company capitalizes and amortizes costs incurred in the development of software products. Ultimate recoverability is dependent upon future revenues over the life of each product.

      For its Chapter 7 software product, the Company collects revenue from its Chapter 7 trustee clients through a marketing agreement with a national financial institution in which the Company receives revenues based on the level of trustees' deposits with that institution. Revenues generated by Chapter 7 trustee clients, that are collected through the agreement with the financial institution, totalled $6,288,585 and $3,219,255 for the years ended December 31, 1998 and 1997, respectively. Additionally, that institution represented 57% of the Company's December 31, 1998 accounts receivable balance.

NOTE 12: ADDITIONAL CASH FLOWS INFORMATION

                                                                                             1998         1997
                                                                                           ---------  ------------
NONCASH INVESTING AND FINANCING ACTIVITIES
  Capital lease obligation and notes payable Incurred for equipment......................  $  28,828  $  1,138,134

ADDITIONAL CASH INFORMATION
  Interest paid..........................................................................     97,780       181,410
  Income taxes paid......................................................................    654,438       390,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

    The executive officers and directors of the Company, their ages as of March 11, 1999, and their positions with the Company are set forth below.

NAME                                                   AGE                              POSITION
-------------------------------------------------      ---      --------------------------------------------------------
Tom W. Olofson*..................................          57   Chairman, Chief Executive Officer, and Director
Christopher E. Olofson...........................          29   President, Chief Operating Officer, and Director
Richard A. Winegar...............................          58   Senior Vice President
Albert T. Annillo................................          48   Senior Vice President
Reve Butler......................................          48   Vice President--Human Resources
Reed A. Eichner..................................          41   Vice President--Operations
Nanci R. Trutna..................................          45   Vice President-Finance and Secretary
Robert C. Levy*..................................          51   Director
W. Bryan Satterlee*..............................          63   Director

------------------------

*   Member of Audit Committee

    TOM W. OLOFSON led a private investor group that acquired the Company in July 1988, and has served as Chief Executive Officer and Chairman of the Board since that time. During his business career, Mr. Olofson has held various management positions with Xerox Corporation and was a Senior Vice President and member, Office of the President of Marion Laboratories, Inc. Mr. Olofson is a director of Saztec International, Inc., a provider of information management services, and also serves as a director of various private companies in which he is an investor. He earned a BBA from the University of Pittsburgh in 1963, and is currently a member of the Board of Visitors of the Katz Graduate School of Business at the University of Pittsburgh. He is the father of Christopher E. Olofson.

    CHRISTOPHER E. OLOFSON joined EPI as a Vice President in June 1993, and was a part-time employee of the Company from 1988 to 1993. In January 1994, he was named Senior Vice President--Operations, and became Executive Vice President and a member of the Board of Directors effective January 1, 1995. Effective July 1, 1996, Mr. Olofson also assumed the duties of Chief Operating Officer, and effective October 1, 1998, Mr. Olofson was named President of the Company. He earned an AB degree from Princeton University in 1992, SUMMA CUM LAUDE. He was named a Fulbright Scholar and he completed a one-year program of study at the Stanford University Center in Taipei, Taiwan in 1993. He is the son of Tom W. Olofson.

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

    REED A. EICHNER joined the Company as Vice President--Sales and Marketing in September 1995. He became Vice President--Operations on September 1, 1996. From May 1991 through August 1995 he served as President and owner of Connexions, Inc., a company which provided system integration and document conversion services. He was General Manager of Innovision Systems, Inc. from September 1989 to May 1991. Mr. Eichner earned a BA from the University of North Carolina in 1982.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT (CONTINUED)
    REVE BUTLER joined EPI as Vice President Human Resources in June, 1998. During 1998, Ms. Butler was Human Resources Manager in the corporate office at Sprint Corp. She was Human Resources Manager for Investors Fiduciary Trust Company from 1986 to 1998 and Employee Development Manager of DST Systems, Inc. from 1981 to 1986. Ms. Butler has a BS in Business Administration from Culver Stockton College, and an MS in Counseling from Central Missouri State University.

    NANCI R. TRUTNA assumed her present position as Vice President--Finance in June 1993. In 1998, she assumed the position of Corporate Secretary. She was with Merchants Bank, Kansas City, Missouri from 1981 to June 1993 where she became a Senior Vice President. Ms. Trutna is a Certified Public Accountant and earned a BSBA in 1975 from the University of North Dakota.

    RICHARD A. WINEGAR joined EPI in October 1998 as a Senior Vice President. Mr. Winegar was previously President of CFDS Limited, a Toronto based subsidiary of Boston Financial Data Services from 1994 to 1997, and Executive Vice President/Chief Operations Officer with Investors Fiduciary Trust Company from 1981 to 1994, a Kansas City based unit of State Street Corporation. Mr. Winegar earned a BS from Central Missouri State University.

    ROBERT C. LEVY is a director, stockholder and executive committee member of the law firm of Seigfreid, Bingham, Levy, Selzer & Gee in Kansas City, Missouri. He has been a Director of the Company since July 1988. He earned a BS from Northwestern University in 1968, and a J.D. from the University of California at Berkeley in 1971. Mr. Levy formerly was Chairman of the Board of Directors of Blue Cross and Blue Shield of Kansas City.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based upon the Company's review of Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of the Common Stock of the Company with respect to calendar year 1998, the Company has determined that Ms. Butler and Mr. Winegar failed to file on a timely basis an initial statement of beneficial ownership of securities in the Company on Form 3 after each was named an officer of the Company. The required Form 3's were filed by Ms. Butler and Mr. Winegar at the time Form 5's were filed on behalf of certain other directors and officers of the Company.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following table sets forth the cash and other compensation paid in 1998, 1997, and 1996 to the Company's Chief Executive Officer and each other executive officer of the Company who earned in excess of $100,000 in 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                     ANNUAL
                                                                                  COMPENSATION
                                                                                  OTHER ANNUAL        ALL OTHER
NAME AND PRINCIPAL POSITION                     YEAR       SALARY      BONUS    COMPENSATION(1)   COMPENSATION(2)(3)
--------------------------------------------  ---------  ----------  ---------  ----------------  ------------------
Tom W. Olofson..............................       1998  $  100,114  $       0     $    2,688         $   11,026
  Chairman/CEO                                     1997  $  100,489  $       0     $   31,573         $   11,537
                                                   1996  $   50,000  $  24,000     $   36,827         $   11,434
Christopher E. Olofson......................       1998  $  138,102  $       0     $    3,063         $    6,000
  President/COO                                    1997  $  120,101  $       0     $    2,754         $    3,600
                                                   1996  $  108,101  $       0     $    3,349         $    1,620

------------------------

(1) Includes $28,562 in 1997, and $33,782 in 1996 for payment of annual life insurance premiums on policies owned by Tom W. Olofson, which designate Jeanne H. Olofson, his wife, as the beneficiary, and $2,688 in 1998, $3,011 in 1997 and $3,045 in 1996 for personal use of a Company automobile. Includes $3,063 for 1998, $2,754 for 1997 and $3,349 for 1996 for
    Christopher E. Olofson for personal use of Company automobile.

(2) Includes $5,026 in 1998, $6,789 in 1997 and $9,075 in 1996 for group insurance and $6,000 in 1998, $4,748 in 1997 and $2,359 in 1996 for Company matching contributions under the 401(k) plan for Tom W. Olofson. Includes $6,000 in 1998, $3,600 in 1997 and $1,620 in 1996 for Company matching contributions under the 401(k) plan for Christopher E. Olofson.

(3) Does not include interest of $7,778 in 1997 and $40,000 in 1996 on amounts borrowed by the Company from Tom W. Olofson. See "Certain Transactions."

    The Company does not have a long-term incentive compensation plan.

STOCK OPTIONS ISSUED

    As shown in the table below Christopher E. Olofson was granted options for 55,000 shares of common stock during the year-ended December 31, 1998. Tom W. Olofson was not granted any stock options in 1998. The table also includes information regarding grants of options to other executive officers in 1998.

                                                           NUMBER OF
                                                          SECURITIES
                                                          UNDERLYING      EXERCISE     EXPIRATION
NAME                                                    OPTIONS GRANTED     PRICE         DATE
------------------------------------------------------  ---------------  -----------  -------------
Reve Butler...........................................         5,000      $   12.00          2008
                                                               5,000      $    9.00          2008
                                                               1,000      $    9.50          2008
Christopher Olofson...................................        25,000      $   12.00          2008
                                                              30,000      $    9.00          2008
Nanci Trutna..........................................         5,000      $   12.00          2008
                                                               1,000      $    9.50          2008
Richard Winegar.......................................        10,000      $    8.25          2008
                                                              10,000      $    9.50          2008
Reed Eichner..........................................         1,000      $    9.50          2008
Al Annillo............................................         1,000      $    9.50          2008
TOTAL.................................................        94,000

    The percent of total options granted to the above officers was 54.9% of the total number of options granted in 1998. No stock options were exercised during 1998 by the named executives.

COMPENSATION OF DIRECTORS

    The Company pays its non-employee directors a fee of $750 per quarter and $750 per meeting attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of shares of Common Stock as of the March 11, 1999 for (i) each director of the Company; (ii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares; and (iii) all directors and executive officers as a group. Except pursuant to applicable community property laws or as otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

                                                                NUMBER OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                           SHARES    PERCENTAGE OWNED
--------------------------------------------------------------  ----------  -----------------
Tom W. Olofson................................................   1,400,000(2)         30.2%
Christopher E. Olofson........................................     209,500(3)          4.5%
Robert C. Levy................................................      22,500           1.0%
W. Bryan Satterlee............................................      10,000(4)             *
All directors and executive officers
  as a group (9 persons)......................................   1,656,000(5)         35.7%

------------------------

*   Less than 1%

(1) The address of all of the named individuals is c/o Electronic Processing, Inc., 501 Kansas Avenue, Kansas City, Kansas 66105.

(2) Excludes 40,500 shares owned by Mr. Olofson's adult son, Scott W. Olofson, as to which shares Mr. Olofson disclaims beneficial ownership.

(3) Includes 130,000 shares of Common Stock issuable upon exercise of options that are currently exercisable.

(4) Includes 3,000 shares of Common Stock issuable upon exercise of options that are currently exercisable. Excludes 4,500 shares of Common Stock issuable upon exercise of options held by Mr. Satterlee that are not currently exercisable and will not become exercisable within 60 days.

(5) Includes 146,000 shares of Common Stock issuable upon exercise of options that are currently exercisable. Excludes 78,000 shares of Common Stock issuable upon exercise of options held by directors and executive officers that are not currently exercisable and will not become exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In July 1988, an unaffiliated venture capital firm purchased a $400,000 subordinated note and a stock purchase warrant from the Company. In October 1991, the Company's Board of Directors deemed it in the best interest of the Company to purchase the subordinated note and stock purchase warrant from the venture capital firm. Because the Company could not then complete this transaction without incurring additional debt, Tom W. Olofson, Chairman and Chief Executive Officer, purchased the subordinated note and stock purchase warrant. The note provided for interest at the rate of 10% with a maturity date of July 1998. The stock purchase warrant provided for the acquisition of 969,228 shares of the Company's Common Stock at $.4125 per share at any time prior to July 14, 1998 (giving retroactive effect to a six-for-one stock split). The Company recorded a value of such stock purchase warrant in the amount of $41,000, with the value being calculated using the difference between net book value and exercise price per share. In an October 11, 1996 agreement between the Company and Mr. Olofson, it was agreed that the Company would pay $41,000 to Mr. Olofson on or before December 31, 1996, at which time the stock purchase warrant would be retired. The Company repaid the $400,000 outstanding face value of the subordinated note to Mr. Olofson from the proceeds of its Common stock offering in February, 1997.

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

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

    The following exhibits are filed with this Form 10-KSB or are incorporated herein by reference:

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------

      3.1    Articles of Incorporation, dated July 13, 1988; incorporated by reference to Exhibit 3.1 to the
             Registration Statement on Form SB-2 dated February 4, 1997. (Registration Number 333-16805) (the "1997
             Registration Statement")

      3.1a   Amendment of Articles of Incorporation, dated August 10, 1988; incorporated by reference to Exhibit 3.1a to the 1997 Registration Statement.

      3.1b   Amendment of Articles of Incorporation, dated October 31, 1995; incorporated by reference to Exhibit
             3.1b to the 1997 Registration Statement.

      3.1c   Amendment of Articles of Incorporation, dated April 1, 1996; incorporated by reference to Exhibit 3.1c to the 1997 Registration Statement.

      3.1d   Amendment of Articles of Incorporation dated February 24, 1998; incorporated by reference to Exhibit
             3.1d to the annual report on Form 10-KSB for the year ended December 31, 1997 (the "1997 Form 10-KSB.")

      3.2    Bylaws, as amended and restated; incorporated by reference to Exhibit 3.2 to the Company's Registration
             Statement on Form SB-2 dated May 1, 1998 (Registration Number 333-51525) (the "1998 Registration
             Statement").

     10.1    Agreement for Computerized Trustee Case Management System between the Company and NationsBank of Texas,
             N.A., dated November 22, 1993; incorporated by reference to Exhibit 10.1 to the 1997 Registration
             Statement.

     10.2    Lease between T&J Investment Company and the Company, dated February 20, 1996; incorporated by reference to Exhibit 10.2 to the 1997 Registration Statement.

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     10.2a   Amendment to Lease referred to in Exhibit 10.2 dated December 9, 1997; incorporated by reference to
             Exhibit 10.2a to the 1997 Form 10-KSB.

     10.3    Form of Underwriters Warrant; incorporated by reference to Exhibit 4.1 to the 1997 Registration
             Statement.

     10.4    Loan Agreement between Industrial State Bank and the Company dated March 4, 1997; incorporated by reference to Exhibit 10.4b to the 1997 Form 10-KSB.

     10.5    Loan Agreement between Industrial State Bank and the Company, dated June 4, 1997; incorporated by reference to Exhibit 10.6b to the 1997 Form 10-KSB.

     10.6    Loan Agreement between Exchange National Bank and the Company, dated July 21, 1997; incorporated by reference to Exhibit 10.7 to the 1997 Form 10-KSB.

     10.7    1995 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.7 to the 1998 Registration
             Statement.

     23.1    Consent of Baird, Kurtz & Dobson, Certified Public Accountants

     27.1    Financial Data Schedule

  -  FILED HEREWITH.

REPORTS ON FORM 8-K

NONE

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: March 26, 1999

                                ELECTRONIC PROCESSING, INC.

                                By:              /s/ TOM W. OLOFSON
                                     -----------------------------------------
                                                   Tom W. Olofson
                                                    CHAIRMAN/CEO

    In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1998.

          SIGNATURE                      CAPACITY
------------------------------  --------------------------

                                Chairman of the Board
      /s/ TOM W. OLOFSON          Chief Executive Officer
------------------------------    (Principal Executive
        Tom W. Olofson            Officer)
                                  Director

  /s/ CHRISTOPHER E. OLOFSON    President
------------------------------    Chief Operating Officer
    Christopher E. Olofson        Director

                                Vice President of Finance
     /s/ NANCI R. TRUTNA          (Principal Financial
------------------------------    Officer and Principal
       Nanci R. Trutna            Accounting Officer)

      /s/ ROBERT C. LEVY
------------------------------  Director
        Robert C. Levy

    /s/ W. BRYAN SATTERLEE
------------------------------  Director
      W. Bryan Satterlee