Form 10QSB
period 1999-03-31
ELECTRONIC PROCESSING INC
filed 1999-05-13
CIK 1027207

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

The number of shares outstanding of registrants common stock at April 30, 1999, was 4,635,068 shares.

Transitional Small Business Disclosure Format (Check one):    Yes    No  X
                                                                 ---    ---

                           ELECTRONIC PROCESSING, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1999

                                    CONTENTS


                                                                                     Page
                                                                                     ----
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Income -
         Three months ended March 31, 1999 and 1998                                     3

     Balance Sheets - December 31, 1998 and March 31, 1999                              4

     Statements of Cash Flows -
         Three months ended March 31, 1999 and 1998                                     6

     Notes to Financial Statements - March 31, 1999 and 1998                            7

Item 2. Management's Discussion and Analysis of Financial Condition and                 8
     Results of Operations


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                              10

Item 2.  Changes in Securities                                                         10

Item 3. Defaults Upon Senior Securities                                                10

Item 4. Submission of Matters to a Vote of Security Holders                            10

Item 5. Other Information                                                              10

Item 6. Exhibits and Reports on Form 8-K                                               10

Signatures                                                                             11


                             ELECTRONIC PROCESSING, INC.
                                 STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                     (UNAUDITED)


                                                           1999                  1998
                                                    -----------           -----------
OPERATING REVENUES                                  $ 3,429,910           $ 2,535,796
                                                    -----------           -----------
COST OF GOODS SOLD AND DIRECT COSTS
         Processing costs                             1,140,139               891,835
         Depreciation and amortization                  463,460               285,419
                                                    -----------           -----------
                                                      1,603,599             1,177,254
                                                    -----------           -----------
GROSS PROFIT                                          1,826,311             1,358,542
                                                    -----------           -----------
OPERATING EXPENSES
         General and administrative                   1,250,201               884,036
         Depreciation and amortization                   35,065                39,736
                                                    -----------           -----------
                                                      1,285,266               923,772
                                                    -----------           -----------
INCOME FROM OPERATIONS                                  541,045               434,770
                                                    -----------           -----------
OTHER INCOME (EXPENSE)
         Interest income                                135,332                21,105
         Interest expense                                (7,051)              (37,653)
         Other                                               71                   325
                                                    -----------           -----------
                                                        128,352               (16,223)
                                                    -----------           -----------
NET INCOME BEFORE INCOME TAXES                          669,397               418,547
PROVISION FOR INCOME TAXES
               Current                                  224,886               147,629
               Deferred                                  32,919                20,371
                                                    -----------           -----------
                                                        257,805               168,000
                                                    -----------           -----------
NET INCOME PER SHARE                                $   411,592           $   250,547
                                                    -----------           -----------
                                                    -----------           -----------
               Basic                                $       .09           $       .07
                                                    -----------           -----------
                                                    -----------           -----------
               Diluted                              $       .09           $       .07
                                                    -----------           -----------
                                                    -----------           -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
             Basic                                    4,634,117             3,409,218
                                                    -----------           -----------
                                                    -----------           -----------
             Diluted                                  4,784,840             3,592,205
                                                    -----------           -----------
                                                    -----------           -----------


SEE NOTES TO FINANCIAL STATEMENTS

                           ELECTRONIC PROCESSING, INC.

                                 BALANCE SHEETS

                      DECEMBER 31, 1998 AND MARCH 31, 1999
                                   (UNAUDITED)

                                     ASSETS


                                                                  December 31, 1998       March 31, 1999
                                                                  -----------------       --------------
CURRENT ASSETS
         Cash and cash equivalents                                      $   820,256          $   467,656
         Short-term investment                                           10,700,000           10,400,000
         Accounts receivable, trade, less allowance for
           doubtful accounts of $5,000                                    1,586,303            2,375,908
         Prepaid expenses and other                                         294,024              187,828
         Deferred income taxes                                               39,345               39,344
                                                                        -----------          -----------
                           Total Current Assets                          13,439,928           13,470,736
                                                                        -----------          -----------
PROPERTY AND EQUIPMENT, At cost
         Furniture and fixtures                                             526,862              538,920
         Computer equipment                                               7,254,072            7,884,149
         Office equipment                                                   329,775              329,775
         Leasehold improvements                                             864,184              864,184
         Transportation equipment                                            14,969               14,969
                                                                        -----------          -----------
                                                                          8,989,862            9,631,997
         Less accumulated depreciation                                    3,233,510            3,623,943
                                                                        -----------          -----------
                                                                          5,756,352            6,008,054
                                                                        -----------          -----------
SOFTWARE DEVELOPMENT COSTS, Net of
amortization                                                              2,016,946            2,047,787
                                                                        -----------          -----------
INTANGIBLE ASSETS, Net of amortization
         Excess of cost over fair value of net assets acquired               59,473               58,969
                                                                        -----------          -----------
OTHER ASSETS
                                                                              5,912                9,214
                                                                        -----------          -----------

                                                                        $21,278,611          $21,594,760
                                                                        -----------          -----------
                                                                        -----------          -----------


SEE NOTES TO FINANCIAL STATEMENTS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      December 31, 1998       March 31, 1999
                                                                      -----------------       --------------
CURRENT LIABILITIES
         Current maturities of long-term debt                               $   159,151          $   126,601
         Accounts payable                                                       626,577              400,159
         Accrued expenses                                                       450,608              459,584
         Income taxes payable                                                    12,672              129,360
                                                                            -----------          -----------
                           Total Current Liabilities                          1,249,008            1,115,704

LONG-TERM DEBT                                                                  109,300              139,389
                                                                            -----------          -----------
DEFERRED INCOME TAXES                                                           529,485              529,483


STOCKHOLDERS' EQUITY
             Common stock, $.01 par value; authorized 10,000,000
             shares; issued and outstanding 4,633,268 shares
             December 31, 1998 and 4,635,068 shares March 31, 1999               46,333               46,351

                                   Additional paid-in capital                17,660,878           17,668,635
                                   Retained earnings (deficit)                1,683,607            2,095,198
                                                                            -----------          -----------
                                                                             19,390,818           19,810,184
                                                                            -----------          -----------


                                                                            $21,278,611          $21,594,760
                                                                            -----------          -----------
                                                                            -----------          -----------


                           ELECTRONIC PROCESSING, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                                          1999             1998
                                                                                         -----            -----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                             411,592          250,547
         Items not requiring (providing) cash:
                  Deferred income taxes                                                      1           20,371
                  Depreciation                                                         390,571          248,415
                  Amortization of software development costs                           107,451           76,237
                  Amortization of intangible assets                                        503              503
         Changes in:
                  Accounts receivable                                                 (789,605)        (223,182)
                  Prepaid expenses and other assets                                    102,894          (29,329)
                  Accounts payable and accrued expenses                               (217,442)        (143,499)
                                                                                                     ----------
                  Income taxes payable                                                 116,688
                                                                                     ---------
                                    Net cash provided by operating activities          122,652          200,063
                                                                                     ---------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                                           (671,199)         (56,280)
         Expenditures for software development costs                                  (138,293)        (156,706)
         Equipment sold from fixed assets                                               95,852
         Proceeds from sale of investments                                             300,000
                                                                                     ---------       ----------
                                    Net cash used in investing activities             (413,640)        (212,986)
                                                                                     ---------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Principal payments under capital lease obligation                             (65,221)         (96,234)
         Principal payments on long-term debt                                           (4,166)         (81,092)
         Exercise stock options                                                          7,775            6,773
                                                                                     ---------       ----------
                                    Net cash provided by financing activities          (61,612)        (170,553)
                                                                                     ---------       ----------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                           (352,600)        (183,476)

CASH AND CASH EQUIVALENTS,
BEGINNING PERIOD                                                                       820,256        1,835,233
                                                                                     ---------       ----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                                        $ 467,656       $1,651,757
                                                                                     ---------       ----------
                                                                                     ---------       ----------


SEE NOTES TO FINANCIAL STATEMENTS

                           ELECTRONIC PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                           AND MARCH 31, 1999 AND 1998

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

INTERIM FINANCIAL STATEMENTS

     The balance sheet as of March 31, 1999 and the statements of income, shareholders' equity and cash flows for the three month periods ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary for fair presentation have been made. The results for these periods are not necessarily indicative of the results to be expected for the full year.


NOTE 2:   ADDITIONAL CASH FLOW INFORMATION


                                                                   Three Months Ended
                                                                        March 31
                                                 December 31,     --------------------
                                                    1998           1999          1998
                                                 -----------      ------        ------
                                                                       (unaudited)
NONCASH INVESTING AND FINANCING
     ACTIVITIES
      Capital lease obligation and notes
      payable incurred for equipment              $ 28,828       $ 66,926      $434,241

ADDITIONAL CASH INFORMATION
      Interest paid                                 97,780          7,051        36,144
      Income taxes paid                            654,438        219,355       110,000


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

     Operating revenues increased 35.3%, or $894,114 to $3,429,910 in the three-month period ended March 31, 1999, compared to $2,535,796 in the three-month period ended March 31, 1998. Approximately 99.3% of the growth in operating revenues were attributable to revenues generated by Chapter 7. Chapter 7 sales increased 74.7%, or $887,660 to $2,076,245 in the three-month period ended March 31, 1999, compared to $1,188,585 in the three-month period ended March 31, 1998. The increase in Chapter 7 revenue was due in part to the growth in new Chapter 7 trustee business for the Company resulting in higher monthly fees paid to EPI and the release of version 4.0 of TCMS, the Chapter 7 software product. Chapter 13 revenue increased 6.6%, or $80,589 to $1,313,385 in the three- month period ended March 31, 1999 compared to $1,232,796 in the three-month period ended March 31, 1998. The sale of additional hardware to existing Chapter 13 trustee clients as they converted to CASEPOWER contributed to the increase.

     Total cost of goods sold and direct costs increased 36.2%, or $426,345 to $1,603,599 in the three-month period ended March 31, 1999, compared to $1,177,254 in the three-month period ended March 31, 1998. Total cost of goods sold and direct costs as a percentage of operating revenues was 46.8% in the three-month period ended March 31, 1999 compared to 46.4% in the three-month period ended March 31, 1998. Processing costs increased 27.8%, or $248,304, to $1,140,139 in the three-month period ended March 31, 1999, compared to $891,835 in the three-month period ended March 31, 1998. The increase in 1999 resulted principally from an increase in customer service expense to support the growth in Chapter 7 sales and the cost of computer hardware for the trustee clients converting to CASEPOWER. Processing costs as a percentage of operating revenues decreased to 33.2% in the three-month period ended March 31, 1999 compared to 35.2% in the three-month period ended March 31, 1998. Depreciation and amortization increased 62.4%, or $178,041, to $463,460 in the three-month period ended March 31, 1999, compared to $285,419 in the three-month period ended March 31, 1998, primarily due to the purchase of computer equipment for the Company's Chapter 7 product.

     Operating expenses increased 39.1%, or $361,494 to $1,285,266 in the three-month period ended March 31, 1999, compared to $923,772 in the three-month period ended March 31, 1998. Operating expenses as a percentage of operating revenues was 37.5% in the three-month period ended March 31, 1999 compared to 36.4% in the three-month period ended March 31, 1998. The increase in operating expenses was due to increases in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses related to growth of the Company's Chapter 7 product. Sales and marketing expenses include sales and marketing salaries, trade show costs, travel associated with Chapter 7 installations, and advertising costs. Sales and marketing expenses increased 48.1%, or $137,559 to $423,416 in the three-month period ended March 31, 1999, compared to $285,857 in the three-month period ended March 31, 1998.

     Other income (expense) which includes interest income and interest expense, was $128,352 in the three-month period ended March 31, 1999 compared to ($16,223) in the three-month period ended March 31, 1998. This resulted from a reduction in net interest expense due to interest income from the investment of the net proceeds from the sale of

1,140,500 shares of Common Stock in a secondary public offering completed in June of 1998. Outstanding debt was paid off with a portion of the net proceeds from the stock offerings resulting in a reduction in interest expense.

     The Company's effective tax rates were 38.5% and 40.1% for the three-month periods ended March 31, 1999 and March 31, 1998, respectively.

     Net income increased 64.3%, or $161,045, to $411,592 in the three-month period ended March 31, 1999, compared to net income of $250,547 in the three-month period ended March 31, 1998. Net income as a percentage of operating revenues increased to 12.0% in the three-month period ended March 31, 1999 from 9.9% in the three-month period ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had total cash and short-term investments of $10,867,656 at March 31, 1999 and working capital of $12,355,032. In June of 1998, the Company sold 1,140,500 shares of Common Stock, which resulted in cash proceeds of $12,727,980.

     The Company generated cash from operations of $122,652, and $200,063 for the three-months ended March 31,1999, and March 31, 1998, respectively. The cash flow from operations in the three-months ended March 31, 1999 consisted primarily of net income before deferred taxes of $411,592, depreciation and amortization of $498,525, offset by an increase in accounts receivable of $789,605 and an decrease in accounts payable and accrued expenses of $217,442. The increase in depreciation and amortization relates primarily to the purchase of computer equipment for the installations of the Company's Chapter 7 product. Accounts receivable increased primarily due to increased revenues.

     The cash flow from operations in the three-months ended March 31, 1998 consisted primarily of net income before deferred taxes of $270,918, depreciation and amortization of $325,155, offset primarily by an increase in accounts receivable of $223,182, and a decrease in accounts payable and accrued expenses of $143,499.

     The Company invested in property and equipment totaling $738,125 and $490,521 for the three-month period ended March 31, 1999, and March 31, 1998, respectively, which related principally to the installation of computer equipment for the Company's Chapter 7 product.

     The Company incurred expenditures for software costs totaling $138,292 and $156,706 for the three-months ended March 31, 1999, and March 31, 1998, respectively. These expenditures are capitalized and are being amortized on a straight-line basis over a maximum five-year period. Internal software costs incurred in the creation of computer software products are capitalized as soon as technological feasibility has been established. Prior to the completion of a detailed program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. Additionally, the Company anticipates future software development will be at or above the spending levels of prior years.

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

     The Company believes that its currently marketed software products are Year 2000 compliant. In the first quarter of 1998, the Company began shipping release 3.0 of TCMS, as part of the Company's continual process of enhancing and upgrading its existing software products. Although release 3.0 of TCMS was written to be Year 2000 compliant, the impetus for its design was the Company's desire to further streamline Chapter 7 case administration for trustees. The Company introduced release 4.0 of TCMS in March, 1999, which release was also introduced for market and enhancement purposes unrelated to Year 2000 issues, but was written to be Year 2000 compliant. Similarly, in 1997 the Company began shipping CASEPOWER, a new proprietary Windows95/NT-based client-server software application for Chapter 13 trustees. Like TCMS, CASEPOWER was written to be Year 2000 compliant. Also like TCMS, the impetus for CASEPOWER'S design was the Company's commitment to the development and marketing of new and competitive bankruptcy case management conventions. The Company estimates that its national upgrade program for existing Chapter 13 customers, from its older AS/400 legacy product to CASEPOWER, is 90% completed. All Chapter 13 trustees are scheduled to be upgraded by June 1999.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including those relating to the possible or assumed future results of operations and financial condition of the Company. Because those statements are subject to a number of uncertainties and risks, actual results may differ materially from those expressed or implied by the forward-looking statements. Factors that could cause actual results to differ from those expressed or implied include, but are not limited to, any material changes in the total asset proceeds on deposit by Chapter 7 trustees served by the Company, changes in the number of bankruptcy filings each year, the Company's reliance on its marketing arrangement for Chapter 7 revenue, the Company's ability to achieve or maintain technological advantages, and any material adverse effect of the Year 2000 issue and other factors described in the Company's filings with the Securities Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.. The Company undertakes no obligation to update any forward-looking statements contained herein to reflect future events or developments.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following Exhibit is filed by attachment to this Form 10-QSB:


Exhibit
Number         Description of Exhibit                    Page
---------------------------------------------------------------
  27           Financial Data Schedule                    13


(b)  REPORTS ON FORM 8-K:

None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     ELECTRONIC PROCESSING, INC.


Date:    May 15, 1999                   /s/  Tom W. Olofson
                                        -----------------------------------
                                        Tom W. Olofson
                                        Chairman of the Board
                                        Chief Executive Officer
                                        (Principal Executive Officer)
                                        Director

Date:    May 15, 1999                   /s/ Nanci R. Trutna
                                        -----------------------------------
                                        Nanci R. Trutna
                                        Vice President Finance
                                        And Secretary
                                        (Principal Financial Officer)