Form 10QSB
period 1999-06-30
ELECTRONIC PROCESSING INC
filed 1999-08-12
CIK 1027207

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER 0-22081

                         ------------------------------

                           ELECTRONIC PROCESSING, INC.



          MISSOURI                                       48-1056429
 (State or Other Jurisdiction of          (IRS Employer Identification Number)
 Incorporation or Organization)

                501 KANSAS AVENUE, KANSAS CITY, KANSAS 66105-1300
                     (Address of Principal Executive Office)

                                  913-321-6392
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                             -----   -----

The number of shares outstanding of registrants common stock at July 31, 1999, was 4,637,068 shares.


Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               -----   -----

                           ELECTRONIC PROCESSING, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1999

                                    CONTENTS
                                    --------

                                                                             PAGE
                                                                             ----
PART 1 - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

     Statements of Income -
         Three months and six months ended June 30, 1999 and 1998               2

     Balance Sheets - December 31, 1998 and June 30, 1999                       3

     Statements of Cash Flows -
         Six months ended June 30, 1999 and 1998                                5

     Notes to Consolidated Financial Statements - June 30, 1999 and 1998        6

Item 2. Management's Discussion and Analysis of Financial Condition and         8
     Results of Operations


PART II - OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities                                                 13

Item 4.  Submission of Matters to a Vote of Security Holders                   13

Item 6.  Exhibits and Reports on Form 8-K                                      14

Signatures                                                                     15

                           ELECTRONIC PROCESSING, INC.
                            JUNE 30, 1999 FORM 10-QSB

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                       Six Months Ended June 30               Three Months Ended June 30
                                                       ------------------------               --------------------------
                                                        1999              1998                  1999               1998
                                                        ----              ----                  ----               ----
OPERATING REVENUES                                    $7,059,149       $5,360,646            $3,629,239         $2,824,851

COST OF GOODS SOLD AND DIRECT COSTS
     Processing costs                                  2,397,902        1,820,793             1,257,764            928,958
     Depreciation and amortization                       982,289          644,223               518,828            358,804
                                                      ----------       ----------            ----------         ----------
                                                       3,380,191        2,465,016             1,776,592          1,287,762
                                                      ----------       ----------            ----------         ----------
GROSS PROFIT                                           3,678,958        2,895,630             1,852,647          1,537,089
                                                      ----------       ----------            ----------         ----------
OPERATING EXPENSES
      General and administrative                       2,394,116        1,933,209             1,143,916          1,049,172
      Depreciation and amortization                       73,580           80,732                38,514             40,997
                                                      ----------       ----------            ----------         ----------
                                                       2,467,696        2,013,941             1,182,430          1,090,169
                                                      ----------       ----------            ----------         ----------

INCOME FROM OPERATIONS                                 1,211,262          881,689               670,217            446,920
                                                      ----------       ----------            ----------         ----------

OTHER INCOME (EXPENSE)
      Interest income                                    263,478           79,087               128,147             57,981
      Interest expense                                   (12,114)         (81,057)               (5,063)           (43,403)
      Gain (loss) on disposition of assets               (15,371)             325               (15,443)                 0
                                                      ----------       ----------            ----------         ----------
                                                         235,993           (1,645)              107,641            (14,578)
                                                      ----------       ----------            ----------         ----------

INCOME BEFORE TAXES                                   $1,447,255       $  880,044            $  777,858         $  461,498
                                                      ----------       ----------            ----------         ----------
PROVISION FOR INCOME TAXES
       Current                                           485,091          331,383               262,146            183,754
       Deferred                                           72,860           22,169                38,000              1,798
                                                      ----------       ----------            ----------         ----------
                                                         557,951          353,552               300,146            185,552

INCOME (LOSS)                                         $  889,304       $  526,492            $  477,712         $  275,946
                                                      ----------       ----------            ----------         ----------
                                                      ----------       ----------            ----------         ----------
EARNINGS PER SHARE
     Basic                                                   .19              .15                   .10                .07
     Diluted                                                 .19              .14                   .10                .07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
       Basic                                           4,634,748        3,612,712             4,635,371          3,813,970
       Diluted                                         4,805,047        3,790,164             4,793,086          3,988,226

SEE NOTES TO FINANCIAL STATEMENTS

                           ELECTRONIC PROCESSING, INC.
                                 BALANCE SHEETS

                       DECEMBER 31, 1998 AND JUNE 30, 1999
                                   (UNAUDITED)

                                     ASSETS

                                                                      December 31, 1998   June 30, 1999
                                                                      -----------------   -------------
CURRENT ASSETS
         Cash and cash equivalents                                          $   820,256     $   768,784
         Short-term investment                                               10,700,000       9,600,000

         Accounts receivable, trade, less allowance for
               doubtful accounts of $5,000                                    1,586,303       2,689,199
         Prepaid expenses and other                                             294,024         215,968

         Deferred income taxes                                                   39,345          53,000
                                                                            -----------     -----------
                           Total Current Assets                              13,439,928      13,326,951
                                                                            -----------     -----------

PROPERTY AND EQUIPMENT, At cost
         Furniture and fixtures                                                 526,862         593,333
         Computer equipment                                                   7,254,072       8,544,986
         Office equipment                                                       329,775         334,600
         Leasehold improvements                                                 864,184         911,149
         Transportation equipment                                                14,969          14,969
                                                                            -----------     -----------
                                                                              8,989,862      10,399,037
         Less accumulated depreciation                                        3,233,510       3,995,785
                                                                            -----------     -----------
                                                                              5,756,352       6,403,252
                                                                            -----------     -----------
SOFTWARE DEVELOPMENT COSTS, Net of
amortization                                                                  2,016,946       2,114,152
                                                                            -----------     -----------

INTANGIBLE ASSETS, Net of amortization
         Excess of cost over fair value of net assets acquired                   59,473          58,466
                                                                            -----------     -----------

OTHER ASSETS                                                                      5,912           8,871
                                                                            -----------     -----------

                                                                            $21,278,611     $21,911,602
                                                                            -----------     -----------
                                                                            -----------     -----------

SEE NOTES TO FINANCIAL STATEMENTS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      December 31, 1998   June 30, 1999
                                                                      -----------------   -------------
CURRENT LIABILITIES
         Current maturities of long-term debt                              $   159,151           87,122
         Accounts payable                                                      626,577          501,858
         Accrued expenses                                                      450,608          252,780
         Income Taxes Payable                                                   12,672           36,109
                                                                           -----------      -----------
                           Total Current Liabilities                         1,249,008          877,869
                                                                           -----------      -----------

LONG-TERM DEBT (LESS CURRENT PORTION)                                          109,300          127,037
                                                                           -----------      -----------

DEFERRED INCOME TAXES                                                          529,485          616,000


STOCKHOLDERS' EQUITY
             Common stock, $.01 par value; authorized 10,000,000
             shares; issued and outstanding 4,633,268 shares
             December 31, 1998 and 4,635,868 shares June 30, 1999               46,333           46,359

                                   Additional paid-in capital               17,660,878       17,671,427
                                   Retained earnings                         1,683,607        2,572,910
                                                                           -----------      -----------
                                                                            19,390,818       20,290,696
                                                                           -----------      -----------

                                                                           $21,278,611      $21,911,602
                                                                           -----------      -----------
                                                                           -----------      -----------

                           ELECTRONIC PROCESSING, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                              1999              1998
                                                                                           ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                                    889,304            526,492
         Items not requiring (providing) cash:
                  Provision Deferred Income Taxes                                              72,860             20,371
                  Depreciation                                                                826,411            528,760
                  Amortization of software development costs                                  228,451            195,189
                  Amortization of intangible assets                                             1,007              1,007
                  (Gain) loss on disposal of equipment                                         15,503                  0
         Changes in:
                  Accounts receivable                                                      (1,102,896)         (290,545)
                  Prepaid expenses and other assets                                            75,187            21,330
                  Accounts payable and accrued expenses                                      (322,549)         (138,582)

                  Income taxes payable                                                         23,437            (21,819)
                                                                                          -----------       ------------
                                    Net cash provided by operating activities                 706,715            842,203
                                                                                          -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                                                (1,433,178)          (368,563)
         Expenditures for software development costs                                         (325,657)          (700,085)
                                                                                          -----------       ------------
         Proceeds from sale of property and equipment                                          11,292                  0
         Proceeds from sale of investments                                                  1,100,000                  0
                                                                                          -----------       ------------
                                    Net cash used in investing activities                    (647,543)        (1,068,648)
                                                                                          -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Principal payments under capital lease obligations                                  (114,501)          (193,187)
         Principal payments on long-term debt                                                  (6,718)        (1,875,293)
         Proceeds from stock issuance                                                          10,575          12,611,092
                                                                                          -----------       ------------
                                    Net cash used in financing activities                    (110,644)        10,542,612
                                                                                          -----------       ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (51,472)        10,316,167
                                                                                          -----------       ------------

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD                                                   820,256          1,835,233
                                                                                          -----------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $   768,784       $ 12,151,400
                                                                                          -----------       ------------

SEE NOTES TO FINANCIAL STATEMENTS

                           ELECTRONIC PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                           AND JUNE 30, 1999 AND 1998

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

PROPERTY AND EQUIPMENT

     Property and equipment are depreciated on a straight-line basis over the estimated useful life of each asset as follows:

              Furniture and fixtures                       10 years
              Computer equipment                          4-5 years
              Office equipment                           5-10 years
              Transportation equipment                    3-5 years

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

INTERIM FINANCIAL STATEMENTS

     The balance sheet as of June 30, 1999 and the statements of income, shareholders' equity and cash flows for the six month periods ended June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary for fair presentation have been made. The results for these periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   ADDITIONAL CASH FLOW INFORMATION

                                                               Six Months Ended
                                                               ----------------
                                            December 31,           June 30
                                            ------------           -------
                                                1998          1999         1998
                                                ----          -----        ----
                                                                (unaudited)
NONCASH INVESTING AND FINANCING
    ACTIVITIES
      Capital lease obligation and notes
      payable incurred for equipment           $28,828       $66,296     $ 997,097

ADDITIONAL CASH INFORMATION
      Interest paid                             97,780        12,114        81,057
      Income taxes paid                        654,438       430,000       375,371


                                       7

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX- MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX- MONTHS ENDED JUNE 30, 1998

         Operating revenues increased 31.7%, or $1,698,503 to $7,059,149 in the six-month period ended June 30, 1999, compared to $5,360,646 in the six-month period ended June 30, 1998. Approximately 77.2% of the growth in operating revenues was attributable to revenues generated by Chapter 7. Chapter 7 sales increased 47.3%, or $1,310,590 to $4,083,377 in the six-month period ended June 30, 1999, compared to $2,772,787 in the six-month period ended June 30, 1998. The increase in Chapter 7 revenue was due in part to the growth in new Chapter 7 trustee business for the Company resulting in higher monthly fees paid to the Company and the release of version 4.0 of TCMS, the Chapter 7 software product. Chapter 13 revenue increased 15.0%, or $387,913 to $2,975,776 in the six-month period ended June 30, 1999, compared to $2,587,863 in the six-month period ended June 30, 1998. The sale of additional hardware to existing Chapter 13 trustee clients as they converted to CASEPOWER contributed to the increase.

         Total cost of goods sold and direct costs increased 37.1%, or $915,175 to $3,380,191 in the six-month period ended June 30, 1999, compared to $2,465,016 in the six-month period ended June 30, 1998. Total cost of goods sold and direct costs as a percentage of operating revenues increased to 47.9% in the six-month period ended June 30, 1999, compared to 46.0% in the six-month period ended June 30, 1998. Processing costs increased 31.7%, or $577,109 to $2,397,902 in the six-month period ended June 30, 1999, compared to $1,820,793 in the six-month period ended June 30, 1998. The increase in 1999 resulted principally from an increase in customer service expense to support the growth in Chapter 7 sales and to support the new Chapter 13 product, CASEPOWER. Processing costs as a percentage of operating revenues were 34.0% in the six-month period ended June 30, 1999, compared to 34.0% in the six-month period ended June 30, 1998. Depreciation and amortization increased 52.5%, or $338,066, to $982,289 in the six-month period ended June 30, 1999, compared to $644,223 in the six-month period ended June 30, 1998, primarily due to the purchase of computer equipment for the Company's Chapter 7 product.

         Operating expenses increased 22.5%, or $453,755 to $2,467,696 in the six-month period ended June 30, 1999, compared to $2,013,941 in the six-month period ended June 30, 1998. Operating expenses as a percentage of operating revenues was 35.0% in the six-month period ended June 30, 1999, compared to 37.6% in the six-month period ended June 30, 1998. The dollar increase in operating expenses was due to increases in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses related to growth of the Company's Chapter 7 product. Sales and marketing expenses include sales and marketing salaries, trade show costs, travel associated with Chapter 7 installations, and advertising costs. Sales and marketing expenses increased 30.0%, or $185,879 to $805,630 in the six-month period ended June 30, 1999, compared to $619,751 in the six-month period ended June 30, 1998.

         Other income (expense), which includes interest income and interest expense, was $235,993 in the six-month period ended June 30, 1999, compared to ($1,645) in the six-month period ended June 30, 1998. This resulted from a reduction in net interest expense due to interest income from the investment of the net proceeds from the sale of 1,140,500 shares of Common Stock in a secondary public offering completed in June of 1998. Outstanding debt was paid off with a portion of the net proceeds from the stock offering resulting in a reduction in interest expense.

         The Company's effective tax rates were 38.6% and 40.2% for the six-month periods ended June 30, 1999 and June 30, 1998, respectively.

         Net income increased 68.9%, or $362,812, to $889,304 in the six-month period ended June 30, 1999, compared to net income of $526,492 in the six-month period ended June 30, 1998. Net income as a percentage of operating revenues increased to 12.6% in the six-month period ended June 30, 1999, from 9.8% in the six-month period ended June 30, 1998.

QUARTER ENDED JUNE 30, 1999 COMPARED WITH QUARTER ENDED JUNE 30, 1998

         Operating revenues increased 28.5%, or $804,388, to $3,629,239 in the three-month period ended June 30, 1999, compared to $2,824,851 in the three-month period ended June 30, 1998. Approximately 52.6% of the growth in operating revenues was attributable to Chapter 7. Chapter 7 revenues increased 26.7%, or $422,930, to $2,007,132 in the three-month period ended June 30, 1999, compared to $1,584,202 in the three-month period ended June 30, 1998. The increase in Chapter 7 revenue was due primarily to the growth in new Chapter 7 trustee clients resulting in higher monthly fees paid to the Company. Chapter 13 revenue increased 30.7%, or $381,458 to $1,622,107 in the three-month period ended June 30, 1999, compared to $1,240,649 in the three-month period ended June 30, 1998. The sale of additional hardware to existing Chapter 13 trustee clients as they converted to CASEPOWER contributed to the increase.

         Total cost of goods sold and direct costs increased 38.0%, or $488,830, to $1,776,592 in the three-month period ended June 30, 1999, compared to $1,287,762 in the three-month period ended June 30, 1998. Total cost of goods sold and direct costs as a percentage of operating revenues increased to 49.0% in the three-month period ended June 30, 1999, compared to 45.6% in the three-month period ended June 30, 1998, primarily due to the sale of additional hardware to existing Chapter 13 trustee clients as they converted to CASEPOWER. These hardware sales have a much lower gross margin, which serves to decrease the overall gross margin. Processing costs increased 35.4%, or $328,806, to $1,257,764 in the three-month period ended June 30, 1999, compared to $928,958 in the three month period ended June 30, 1998. The increase in 1999 resulted principally from an increase in customer service expense to support the growth in Chapter 7 sales and to support the new Chapter 13 product, CASEPOWER. Depreciation and amortization increased 44.6%, or $160,024, to $518,828 in the three-month period ended June 30, 1999, compared to $358,804 in the three-month period ended June 30, 1998, primarily due to the purchase of computer equipment for the Company's Chapter 7 product.

         Operating expenses increased 8.5%, or $92,261, to $1,182,430 in the three-month period ended June 30, 1999, compared to $1,090,169 in the three-month period ended June 30, 1998. Operating expenses as a percentage of operating revenues was 32.6% in the three-month period ended June 30, 1999, compared to 38.6% in the three-month period ended June 30, 1998. The dollar increase in operating expenses was due primarily to increases in general and administrative infrastructure necessary to support a higher level of revenues. Sales and marketing expenses increased 2.0%, or $7,102, to $356,711 in the three-month period ended June 30, 1999, compared to $349,609 in the three-month period ended June 30, 1998.

         Other income (expense), which includes interest income and interest expense, was $107,641 in the three-month period ended June 30, 1999, compared to $14,578 in the three-month period ended June 30, 1998. This resulted from a reduction in net interest expense due to interest income from the investment of the net proceeds from the sale of 1,140,500 shares of Common Stock in a secondary public offering completed in June of 1998. Outstanding debt was paid off with a portion of the net proceeds from the stock offering resulting in a reduction in interest expense.

         The Company's effective tax rates were 38.6% and 40.2% for the three-month periods ended June 30, 1999 and June 30, 1998, respectively.

         Net income increased 73.1%, or $201,766, to $477,712 in the three-month period ended June 30, 1999, compared to net income of $275,946 in the three-month period ended June 30, 1998. Net income as a percentage of operating revenues increased to 13.2% in the three-month period ended June 30, 1999, from 9.8% in the three-month period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had total cash and short-term investments of $10,368,784 at June 30, 1999, and working capital of $12,449,082. In June of 1998, the Company completed a sale of 1,140,500 shares of Common Stock, which resulted in cash proceeds of $12,727,980.

         Net cash provided by operating activities was $842,203 for the six months ended June 30, 1998, and $706,714 for the six months ended June 30, 1999. The net cash provided by operating activities in the six months ended June 30, 1998, consisted primarily of net income before deferred taxes of $546,864, depreciation and amortization of $724,956, offset by an increase in accounts receivable of $290,545 and a decrease in accounts payable and accrued expenses of $138,582. The outstanding balance of accounts receivable has increased primarily due to the growth in revenue.

         The net cash provided by operating activities for the six months ended June 30, 1999, consisted primarily of net income before deferred taxes of $962,164, depreciation and amortization of $1,055,869, and a decrease in prepaid expenses and other assets of $75,187, offset by an increase in accounts receivable of $1,102,896 and a decrease in accounts payable and accrued expenses of $322,550. The increase in depreciation and amortization relates primarily to the purchase of computer equipment for the installations of the Company's Chapter 7 product. The outstanding accounts receivable balance has increased primarily due to the growth in revenue.

         The Company invested in property and equipment totaling $1,365,660 and $1,500,104 for the six-month periods ended June 30, 1998 and June 30, 1999, respectively, which related principally to the installation of computer equipment for the Company's Chapter 7 product.

         The Company incurred expenditures for software costs totaling $700,085 and $325,657 for the six months ended June 30, 1998 and June 30, 1999, respectively. In April of 1998, the Company acquired a PC-based product for Chapter 13 trustees, and this purchase is reflected in the June 30, 1998 software expenditures. These expenditures are capitalized and are being amortized on a straight-line basis over a maximum five-year period. Internal software costs incurred in the creation of computer software products are capitalized as soon as technological feasibility has been established. Prior to the completion of a detailed program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. Additionally, the Company anticipates future software development will be at or above the spending levels of prior years.

         The Company believes that the net proceeds from the stock offering completed in June 1998, together with funds that may be generated from operations, will be sufficient to finance the Company's currently anticipated working capital and property and equipment expenditures for the foreseeable future.

YEAR 2000

         Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years. For example, the year "1998" would be represented by "98." These systems and products will need to be able to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, in less than six months, computer systems and software products used by many companies, that do not accept four-digit year entries, will need to be upgraded or replaced to comply with such "Year 2000" requirements.

         The Company believes that its currently marketed software products are Year 2000 compliant. In the first quarter of 1998, the Company began shipping release 3.0 of TCMS, as part of the Company's continual process of enhancing and upgrading its existing software products. Although release 3.0 of TCMS was written to be Year 2000 compliant, the impetus for its design was the Company's desire to further streamline Chapter 7 case administration for trustees. The Company introduced release 4.0 of TCMS in March, 1999, which release was also introduced for market and enhancement purposes unrelated to Year 2000 issues, but was written to be Year 2000 compliant. Similarly, in 1997 the Company began shipping CASEPOWER, a new proprietary Windows95/NT-based client-server software application for Chapter 13 trustees. Like TCMS, CASEPOWER was written to be Year 2000 compliant. Also like TCMS, the impetus for CASEPOWER'S design was the Company's commitment to the development and marketing of new and competitive bankruptcy case management conventions. The Company's national upgrade program for existing Chapter 13 customers, from its older AS/400 legacy product to CASEPOWER, is complete.

         The Company is also in the process of discussing with its vendors and customers the potential impact the Year 2000 issue may have on their systems. More specifically, the Company has reviewed and assessed the probability of a material adverse effect from the Year 2000 issue on the Company's exclusive national marketing arrangement with Bank of America. Bank of America has reported that it undertook a process of software inventory, analysis, modification, testing and verification to assess the potential impact of the Year 2000 issue on its systems. Bank of America expects to substantially complete the Year 2000 software conversion projects for its systems by the end of 1999. Bank of America's management believes that its plans for dealing with the Year 2000 issue will result in timely and adequate modifications of systems and technology. Over the next 6 months, the plans of other third parties to address the Year 2000 issue will continue to be monitored and any identified impact on the Company will be evaluated.

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

FORWARD-LOOKING STATEMENTS

         This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including those relating to the possible or assumed future results of operations and financial condition of the Company. Because those statements are subject to a number of uncertainties and risks, actual results may differ materially from those expressed or implied by the forward-looking statements. Factors that could cause actual results to differ from those expressed or implied include, but are not limited to, any material changes in the total asset proceeds on deposit by Chapter 7 trustees served by the Company, changes in the number of bankruptcy filings each year, the Company's reliance on its marketing arrangement for Chapter 7 revenue, the Company's ability to achieve or maintain technological advantages, and any material adverse effect of the Year 2000 issue and other factors described in the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company undertakes no obligation to update any forward-looking statements contained herein to reflect future events or developments.

                           ELECTRONIC PROCESSING, INC.
                            JUNE 30, 1999 FORM 10-QSB

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

At the June 1, 1999, annual meeting, the Company's shareholders approved the amendment of ARTICLE THIRD of the Company's Articles of Incorporation, creating a new class of preferred stock consisting of 2,000,000 shares to provide an additional class of capital stock that could be issued in one or more series by the Board of Directors for general corporate purposes. The Company's shareholders also approved the elimination of ARTICLE TWELFTH of the Company's Articles of Incorporation, because it conflicted with the creation of the new class of preferred stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on June 1, 1999, to consider the election of directors, ratification of the appointment of independent accountants for the Company for 1999 and to amend the Company's Articles of Incorporation to create a new class of preferred stock consisting of 2,000,000 shares. The results of the voting at the Annual Meeting were as follows:

ELECTION OF DIRECTORS

                                              FOR               AGAINST          ABSTAIN
Tom Olofson                                 4,374,122             5,600                0
Christopher E. Olofson                      4,372,682             7,040                0
Robert C. Levy                              4,374,122             5,600                0
W. Bryan Satterlee                          4,374,122             5,600                0

Ratification of Baird                       4,362,143            14,625            2,954
Kurtz & Dobson as
Independent
Accountants

Amend the Articles of                       2,391,709           351,704           10,254
Incorporation to create a
new class of preferred stock
consisting of 2,000,000 shares


No other matters were submitted to a vote of the shareholders at the annual meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

The following Exhibits are filed by attachment to this Form 10-QSB:


Exhibit
Number            Description of Exhibit                                    Page
------            ----------------------                                    ----
      3           Articles of Incorporation                                   16
     27           Financial Data Schedule                                     32


                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, we have caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                             ELECTRONIC PROCESSING, INC.


Date:    August 16, 1999                     /s/  Tom W. Olofson
                                             -------------------
                                             Tom W. Olofson
                                             Chairman of the Board
                                             Chief Executive Officer
                                             (Principal Executive Officer)
                                             Director

Date:    August 16, 1999                     /s/  Michael A. Rider
                                             ---------------------
                                             Michael A. Rider
                                             Controller and Assistant Secretary
                                             (Chief Accounting Officer)