Form 10QSB
period 1999-09-30
ELECTRONIC PROCESSING INC
filed 1999-11-09
CIK 1027207

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 1999

Commission File Number 0-22081

ELECTRONIC PROCESSING, INC.

Missouri	48-1056429
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

501 Kansas Avenue, Kansas City, Kansas 66105-1300
(Address of Principal Executive Office)

913-321-6392
(Issuer's Telephone Number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of registrants common stock at October 31, 1999, was 4,642,068 shares.

    Transitional Small Business Disclosure Format (Check one): Yes / /  No /x/

ELECTRONIC PROCESSING, INC.
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 1999

CONTENTS

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Statements of Income— Three months and nine months ended September 30, 1999 and 1998	2
Balance Sheets—December 31, 1998 and September 30, 1999	3
Statements of Cash Flows— Nine months ended September 30, 1999 and 1998	4
Notes to Consolidated Financial Statements—September 30, 1999 and 1998	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7
PART II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	11
Signatures	12

ELECTRONIC PROCESSING, INC.
September 30, 1999 FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	1999	1998	1999	1998
OPERATING REVENUES	$11,031,682	$8,473,235	$3,972,533	$3,112,589
COST OF GOODS SOLD AND DIRECT COSTS
Processing costs	3,571,461	2,837,476	1,173,559	1,016,683
Depreciation and amortization	1,558,200	1,032,387	575,911	388,164

	5,129,661	3,869,863	1,749,470	1,404,847

GROSS PROFIT	5,902,021	4,603,372	2,223,063	1,707,742

OPERATING EXPENSES
General and administrative	3,716,399	3,138,005	1,322,283	1,204,797
Depreciation and amortization	116,959	119,766	43,379	39,033

	3,833,358	3,257,771	1,365,662	1,243,830

INCOME FROM OPERATIONS	2,068,663	1,345,601	857,401	463,912

OTHER INCOME (EXPENSE)
Interest income	415,700	239,801	152,223	160,713
Interest expense	(14,986)	(91,285)	(2,873)	(10,224)
Gain (loss) on disposition of assets	(40,635)	(15,067)	(25,264)	(15,391)

	360,079	133,449	124,086	135,098

INCOME BEFORE TAXES	$2,428,742	$1,479,050	$981,487	$599,010

PROVISION FOR INCOME TAXES
Current	861,478	481,470	338,387	150,089
Deferred	72,860	88,667	38,000	66,500

	934,338	570,137	376,387	216,589
INCOME (LOSS)	$1,494,404	$908,913	$605,100	$382,421

EARNINGS PER SHARE
Basic	.32	.23	.13	.08
Diluted	.31	.22	.13	.08
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,635,402	3,995,961	4,636,690	4,631,266
Diluted	4,806,116	4,114,096	4,806,257	4,782,877

See Notes to Financial Statements

ELECTRONIC PROCESSING, INC.

BALANCE SHEETS

DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

(Unaudited)
ASSETS

	December 31, 1998	September 30, 1999
CURRENT ASSETS
Cash and cash equivalents	$820,256	$8,435,257
Short-term investment	10,700,000	1,700,000
Accounts receivable, trade, less allowance for doubtful accounts of $5,000	1,586,303	3,724,024
Prepaid expenses and other	294,024	260,493
Deferred income taxes	39,345	53,000

Total Current Assets	13,439,928	14,172,774

PROPERTY AND EQUIPMENT, At cost
Furniture and fixtures	526,862	641,306
Computer equipment	7,254,072	8,853,872
Office equipment	329,775	329,775
Leasehold improvements	864,184	941,393
Transportation equipment	14,969	14,969

	8,989,862	10,781,315
Less accumulated depreciation	3,233,510	4,362,901

	5,756,352	6,418,414

SOFTWARE DEVELOPMENT COSTS, Net of amortization	2,016,946	2,123,156

INTANGIBLE ASSETS, Net of amortization
Excess of cost over fair value of net assets acquired	59,473	57,963

OTHER ASSETS
	5,912	5,430

	$21,278,611	$22,777,737

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$159,151	$73,565
Accounts payable	626,577	515,985
Accrued expenses	450,608	413,956
Income Taxes Payable	12,672	137,274

Total Current Liabilities	1,249,008	1,140,780

LONG-TERM DEBT (less current portion)	109,300	120,360

DEFERRED INCOME TAXES	529,485	616,000
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding 4,633,268 shares December 31, 1998 and 4,637,068 shares September 30, 1999	46,333	46,371
Additional paid-in capital	17,660,878	17,676,215
Retained earnings	1,683,607	3,178,011

	19,390,818	20,900,597

	$21,278,611	$22,777,737

See Notes to Financial Statements

ELECTRONIC PROCESSING, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(Unaudited)

	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,494,404	$908,913
Items not requiring (providing) cash:
Provision Deferred Income Taxes	72,860	(11,129)
Depreciation	1,297,629	838,356
Amortization of software development costs	376,020	312,287
Amortization of intangible assets	1,510	1,510
(Gain) loss on disposal of equipment	28,083	15,912
Changes in:
Accounts receivable	(2,137,721)	(511,423)
Prepaid expenses and other assets	34,013	12,992
Accounts payable and accrued expenses	(147,244)	402,022
Income taxes payable	124,602	66,290

Net cash provided by operating activities	1,144,156	2,035,730

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,945,102)	(1,654,667)
Expenditures for software development costs	(482,230)	(852,406)
Proceeds from sale of property and equipment	24,254	1,200
Proceeds from sale of investments	9,100,000	0
Purchase of short-term investments	(100,000)	0

Net cash provided (used) in investing activities	6,596,922	(2,505,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations	(137,163)	(287,105)
Principal payments on long-term debt	(4,289)	(1,876,095)
Proceeds from stock issuance	15,375	12,471,831

Net cash provided (used) in financing activities	(126,077)	10,308,631

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,615,001	9,838,488

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	820,256	1,835,233

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,435,257	$11,673,721

See Notes to Financial Statements

ELECTRONIC PROCESSING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1998

AND SEPTEMBER 30, 1999 AND 1998

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

    Electronic Processing, Inc. (the Company) develops, markets, and licenses proprietary software products and provides support services for Chapter 7 and Chapter 13 bankruptcy trustees and other users of the federal bankruptcy system. The Company serves a national client base with specialty products that facilitate the financial and administrative aspects of bankruptcy management and that are accompanied by a high level of coordinated support including network integration, post-installation support and value added services.

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

Interim Financial Statements

    The balance sheet as of September 30, 1999 and the statements of income, shareholders' equity and cash flows for the nine month periods ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary for fair presentation have been made. The results for these periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2: ADDITIONAL CASH FLOW INFORMATION

		Nine Months Ended September 30
	December 31, 1998
		1999	1998
		(unaudited)
Noncash Investing and Financing Activities
Capital lease obligation and notes payable incurred for equipment	$28,828	$66,926	$997,097
Additional Cash Information
Interest paid	97,780	14,986	91,285
Income taxes paid	654,438	791,618	535,350

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Nine-Months Ended September 30, 1999 Compared With Nine-Months Ended September 30, 1998

    Operating revenues increased 30%, or $2,558,447 to $11,031,682 in the nine-month period ended September 30, 1999, compared to $8,473,235 in the nine-month period ended September 30, 1998. Approximately 84.9% of the growth in operating revenues were attributable to revenues generated by Chapter 7. Chapter 7 sales increased 47.8%, or $2,171,244 to $6,709,818 in the nine-month period ended September 30, 1999, compared to $4,538,574 in the nine-month period ended September 30, 1998. The increase in Chapter 7 revenue was due in part to growth in new Chapter 7 trustee business for the Company resulting in higher monthly fees paid to the Company, the release of version 4.0 of TCMS resulting in upgrade fees, and technology services. Chapter 13 revenue increased 9.8%, or $387,203 to $4,321,864 in the nine-month period ended September 30, 1999 compared to $3,934,661 in the nine-month period ended September 30, 1998. The sale of additional hardware to existing Chapter 13 trustee clients as they converted to CasePower contributed to the increase.

    Total cost of goods sold and direct costs increased 32.6%, or $1,259,798 to $5,129,661 in the nine-month period ended September 30, 1999, compared to $3,869,863 in the nine-month period ended September 30, 1998. Total cost of goods sold and direct costs as a percentage of operating revenues increased to 46.5% in the nine-month period ended September 30, 1999 compared to 45.7% in the nine-month period ended September 30, 1998. Processing costs increased 25.9%, or $733,985 to $3,571,461in the nine-month period ended September 30, 1999, compared to $2,837,476 in the nine-month period ended June 30, 1998. The increase in 1999 resulted principally from an increase in customer service expense to support the growth in Chapter 7 sales and services and to support the new Chapter 13 product, CasePower. Processing costs as a percentage of operating revenues was 32.4% in the nine-month period ended September 30, 1999 compared to 33.5% in the nine-month period ended September 30, 1998. Depreciation and amortization increased 50.9%, or $525,813, to $1,558,200 in the nine-month period ended September 30,1999, compared to $1,032,387 in the nine-month period ended September 30, 1998, primarily due to the purchase of computer equipment for the Company's Chapter 7 product.

    Operating expenses increased 17.7%, or $575,587 to $3,833,358 in the nine-month period ended September 30, 1999, compared to $3,257,771 in the nine-month period ended September 30, 1998. Operating expenses as a percentage of operating revenues was 34.7% in the nine-month period ended September 30, 1999 compared to 38.4% in the nine-month period ended September 30, 1998. The dollar increase in operating expenses was due to increases in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses related to growth of the Company's Chapter 7 product. Sales and marketing expenses include sales and marketing salaries, trade show costs, travel associated with Chapter 7 installations, and advertising costs. Sales and marketing expenses increased 14.2%, or $150,960 to $1,211,661 in the nine-month period ended September 30, 1999, compared to $1,060,701 in the nine-month period ended September 30, 1998.

    Other income (expense) which includes interest income and interest expense, was $360,079 in the nine-month period ended September 30, 1999 compared to 133,449 in the nine-month period ended September 30, 1998. This increase resulted from a reduction in net interest expense due to interest income from the investment of the net proceeds from the sale of 1,140,500 shares of Common Stock in a secondary public offering completed in June of 1998. Outstanding debt was paid off with a portion of the net proceeds from the stock offerings resulting in a reduction in interest expense.

    The Company's effective tax rate was 38.5% for both the nine-month periods ended September 30, 1999 and September 30, 1998.

    Net income increased 64.4%, or $585,491, to $1,494,404 in the nine-month period ended September 30, 1999, compared to net income of $908,913 in the nine-month period ended September 30, 1998.

Net income as a percentage of operating revenues increased to 13.5% in the nine-month period ended September 30, 1999 from 10.7% in the nine-month period ended September 30, 1998.

Quarter Ended September 30, 1999 Compared with Quarter Ended September 30, 1998

    Operating revenues increased 27.6%, or $859,944, to $3,972,533 in the three-month period ended September 30, 1999, compared to $3,112,589 in the three-month period ended September 30, 1998. All of the growth in operating revenues was attributable to Chapter 7. Chapter 7 revenues increased 48.7%, or $860,658 to $2,626,443 in the three-month period ended September 30, 1999, compared to $1,765,785 in the three-month period ended September 30, 1998. The increase in Chapter 7 revenue was due primarily to new Chapter 7 trustee clients resulting in higher monthly fees paid to the Company and technology services provided for Chapter 7. Chapter 13 revenue was $1,346,090 for the three-month period ended September 30, 1999, compared to $1,346,804 for the three-month period ended September 30, 1998.

    Total cost of goods sold and direct costs increased 24.5%, or $344,623 to $1,749,470 in the three-month period ended September 30, 1999, compared to $1,404,847 in the three-month period ended September 30, 1998. Total cost of goods sold and direct costs as a percentage of operating revenues decreased to 44.0% in the three-month period ended September 30, 1999, compared to 45.1% in the three-month period ended September 30, 1998, primarily due to less lease expense and less equipment repair expense. All of the Chapter 13 trustee clients have been converted to CasePower; therefore the Company requires less leased computer equipment and the related repair work that goes with that equipment. Processing costs increased 15.4%, or $156,876 to $1,173,559 in the three-month period ended September 30, 1999, compared to $1,016,683 in the three-month period ended September 30, 1998. The increase in 1999 resulted principally from an increase in customer service expense to support the growth in Chapter 7 sales and to support the new Chapter 13 product,CasePower. Deprecation and amortization increased 48.4%, or $187,747, to $575,911 in the three-month period ended September 30, 1999, compared to $388,164 in the three-month period ended September 30, 1998, primarily due to the purchase of computer equipment for the Company's Chapter 7 product.

    Operating expenses increased 9.8%, or $121,832, to $1,365,662 in the three-month period ended September 30, 1999, compared to $1,243,830 in the three-month period ended September 30, 1998. Operating expenses as a percentage of operating revenues was 34.4% in the three-month period ended September 30, 1999 compared to 40.0% in the three-month period ended September 30, 1998. The dollar increase in operating expenses was due primarily to increases in general and administrative infrastructure necessary to support a higher level of revenues. Sales and marketing expenses decreased 5.4%, or $23,142, to $406,031 in the three-month period ended September 30, 1999, compared to $429,173 in the three-month period ended September 30, 1998.

    Other income (expense), which includes interest income and interest expense, was $124,086 in the three-month period ended September 30, 1999, compared to $135,098 in the three-month period ended September 30, 1998. The reduction resulted from disposal of equipment.

    The Company's effective tax rates were 38.3% and 36.2% for the three-month periods ended September 30, 1999 and September 30, 1998, respectively.

    Net income increased 58.2%, or $222,679, to $605,100 in the three-month period ended September 30, 1999, compared to net income of $382,421 in the three-month period ended September 30, 1998. Net income as a percentage of operating revenues increased to 15.2% in the three-month period ended September 30, 1999 from 12.3% in the three-month period ended September 30, 1998.

Liquidity and Capital Resources

    The Company had total cash and short-term investments of $10,135,257 at September 30, 1999 and working capital of $13,031,994. In June of 1998, the Company sold 1,140,500 shares of Common Stock, which resulted in cash proceeds of $12,727,980.

    Net cash provided by operating activities was $1,144,156 for the nine-months ended September 30, 1999 and $2,035,730 for the nine-months ended September 30, 1998. The net cash provided by operating activities in the nine-months ended September 30, 1999 consisted primarily of net income before deferred taxes of $1,567,264, depreciation and amortization of $1,675,159, offset by an increase in accounts receivable of $2,137,721. The increase in depreciation and amortization relates primarily to the purchase of computer equipment for the installations of the Company's Chapter 7 product. The outstanding balance of accounts receivable balance has increased primarily due to the growth in revenue.

    The net cash provided by operating activities for the nine-months ended September 30, 1998 consisted primarily of net income before deferred taxes of $897,784, depreciation and amortization of $1,152,153, and an increase in accounts payable and accrued expenses of $402,022, offset by an increase in accounts receivable of $511,423. The increase in depreciation and amortization relates primarily to the purchase of computer equipment for the installations of the Company's Chapter 7 product. The outstanding accounts receivable balance increased primarily due to the growth in revenue.

    The Company invested in property and equipment totaling $1,945,102 and $1,654,667 for the nine-month period ended September 30, 1999, and September 30, 1998, respectively, which related principally to the installation of computer equipment for the Company's Chapter 7 product.

    The Company incurred expenditures for software costs totaling $482,230 and $852,406 for the nine-months ended September 30, 1999, and September 30, 1998, respectively. In April of 1998 the Company acquired a PC-based product for Chapter 13 trustees and this purchase is reflected in the September 30, 1998 software expenditures. These expenditures are capitalized and are being amortized on a straight-line basis over a maximum five-year period. Internal software costs incurred in the creation of computer software products are capitalized as soon as technological feasibility has been established. Prior to the completion of a detailed program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. Additionally, the Company anticipates future software development will be at or above the spending levels of prior years.

    The Company believes that the net proceeds from the June 1998 stock offering, together with funds that may be generated from operations, will be sufficient to finance the Company's currently anticipated working capital and property and equipment expenditures for the foreseeable future.

Year 2000

    Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years. For example, the year "1998" would represented by "98." These systems and products will need to be able to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, in a little more than a month, computer systems and software products used by many companies, that do not accept four-digit year entries, will need to be upgraded or replaced to comply with such "Year 2000" requirements.

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

    The Company has discussed with its vendors and customers the potential impact the Year 2000 issue may have on their systems. The Company has reviewed and assessed the probability of a material adverse effect from the Year 2000 issue on the Company's exclusive national marketing arrangement with Bank of America. Bank of America has reported that it undertook a process of software inventory, analysis, modification, testing and verification to assess the potential impact of the Year 2000 issue on its systems. Bank of America expects to substantially complete the Year 2000 software conversion projects for its systems by the end of this year. Bank of America's management believes that its plans for dealing with the Year 2000 will result in timely and adequate modifications of systems and technology. Over the next month, the plans of other third parties to address the Year 2000 issue will continue to be monitored and any identified impact on the Company will be evaluated.

    The Year 2000 issue also affects the Company's internal systems, including information technology (IT) and non-IT systems. The Company has assessed the readiness of its systems for handling the Year 2000. Management currently believes that all material systems are compliant. The costs associated with this project have been expensed as incurred and have not been material to the Company's financial position or results of operations.

    As previously discussed, the Company believes their currently marketed software products and internal systems are Year 2000 compliant. The Company is not aware of any vendors or customers with Year 2000 problems which could materially impact their operations. Accordingly, the Company has not specifically evaluated a worse-case scenario, nor has it developed a contingency plan of such scenario.

Forward-Looking Statements

    This form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including those relating to the possible or assumed future results of operations and financial condition of the Company. Because those statements are subject to a number of uncertainties and risks, actual results may differ materially from those expressed or implied by the forward-looking statements. Factors that could cause actual results to differ from those expressed or implied include, but are not limited to, (1) any material changes in the total number of Chapter 7 Trustees or Chapter 7 deposits served by the Company, (2) any material changes in the number of Chapter 13 Trustees or material changes in the number of cases processed by Chapter 13 Trustees by the Company, (3) changes in the number of bankruptcy filings each year, (4) changes in bankruptcy legislation, (5) the Company's reliance on its marketing arrangement for Chapter 7 revenue, (6) the Company's ability to achieve or maintain technological advantages, (7) any material adverse effect of the Year 2000 issue and (8) as well as other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 1998. In addition, there may be other factors not included in the Company's Securities and Exchange Commission filings that may cause actual results to differ materially from any forward-looking statements. The Company undertakes no obligation to update any forward-looking statements contained herein to reflect future events or developments.

ELECTRONIC PROCESSING, INC.

September 30, 1999 FORM 10-QSB

PART II—OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    The following Exhibits are filed by attachment to this Form 10-QSB:

Exhibit Number	Description of Exhibit
27	Financial Data Schedule

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, as amended, we have caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ELECTRONIC PROCESSING, INC.
Date: November 9, 1999	By:	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board Chief Executive Officer (Principal Executive Officer) Director
Date: November 9, 1999	By:	/s/ MICHAEL A. RIDER Michael A. Rider Controller and Assistant Secretary (Chief Accounting Officer)

QuickLinks

CONTENTS

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

PART II—OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K

SIGNATURES