Form 10KSB40
period 1999-12-31
ELECTRONIC PROCESSING INC
filed 2000-03-29
CIK 1027207

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                      None

         Securities Registered Under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              --    --

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for the year ended December 31, 1999, were $14,820,400.

The aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the Nasdaq National Market) on March 24, 2000, was approximately $43,471,000.

Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

                           ELECTRONIC PROCESSING, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                     PART I


ITEM 1.        DESCRIPTION OF BUSINESS..................................................................        4

ITEM 2.        DESCRIPTION OF PROPERTIES................................................................       11

ITEM 3.        LEGAL PROCEEDINGS........................................................................       11

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................       11


                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS......................................................................       12

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
               AND RESULTS OF OPERATIONS................................................................       12

ITEM 7.        FINANCIAL STATEMENTS.....................................................................       16

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

               AND FINANCIAL DISCLOSURE.................................................................       35


                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(A) OF THE EXCHANGE ACT...................................................       36

ITEM 10.       EXECUTIVE COMPENSATION...................................................................       36

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................       36

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................       36

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.........................................................       36


        CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         In this report, Electronic Processing, Inc. ("EPI" or the "Company") makes statements that plan for or anticipate the future. These forward-looking statements include statements about EPI's future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on the Company's current expectations. Many of these statements are found in the "Description of Business" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" sections of this report.

         Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These factors include, but are not limited to, (1) any material changes in the total number of Chapter 7 Trustees or Chapter 7 deposits served by the Company, (2) any material changes in the number of Chapter 13 Trustees or material changes in the number of cases processed by Chapter 13 Trustees of the Company, (3) changes in the number of bankruptcy filings each year, (4) changes in bankruptcy legislation, (5) the Company's reliance on its marketing arrangement for Chapter 7 revenue, (6) the Company's ability to achieve or maintain technological advantages, (7) uncertainties related to the recently completed PHiTECH acquisition and the future operations and planned expansions of that business by the Company, and (8) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-KSB for this year ended December 31, 1999. In addition, there may be other factors not included in the Company's Securities and Exchange Commission filings that may cause actual results to differ materially from any forward-looking statements. The Company undertakes no obligation to update any forward-looking statements contained herein to reflect future events or developments.

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

         Today, the Company's business is centered around three primary software products: TCMS (Trustee Case Management System) and DCI Ch/7 for Chapter 7 trustees and CasePower for Chapter 13 trustees. All products are compatible with current computer technologies and offer an array of bankruptcy-specific functions that are useful in the daily operations of a bankruptcy trustee's office.

RECENT DEVELOPMENTS

         DCI ACQUISTION. On November 29, 1999, the Company acquired certain assets from DCI Chapter 7 Solutions, Inc. ("DCI"), which is a wholly-owned subsidiary of Union Bank of California, N.A. ("UBOC"). Simultaneously with that asset purchase, the Company acquired certain computer equipment owned by UBOC and used by customers of DCI in connection with the DCI business. The aggregate purchase price paid by the Company for the assets acquired from DCI and UBOC was approximately $10,057,000, which was paid by the Company from its existing cash and investments.

         DCI provided bankruptcy administration software to Chapter 7 bankruptcy trustees and was a primary competitor of the Company in the Chapter 7 bankruptcy trustee software business. As of November 29, 1999, DCI had approximately 240 Chapter 7 trustee clients, with an aggregate deposit base of approximately $350 million. While DCI had its primary banking relationship with UBOC, it also maintained Chapter 7 trustee deposits with various other national and regional banks. The Company believes that the total Chapter 7 trustee deposits for DCI customers held in bank accounts other than UBOC accounts was approximately $110 million as of November 29, 1999. Since the completion of the DCI acquisition, the Company and Bank of America have been working to transfer the Chapter 7 Trustee deposits from UBOC to Bank of America.

         PHITECH ACQUISITION. On March 17, 2000, the Company completed the acquisition of the assets of PHiTECH, Inc. ("PHiTECH") of San Francisco California for approximately $6,250,000 in cash. PHiTECH is an innovative developer of software tools for business-to-business electronic commerce and enterprise-wide open file delivery.

         PHiTECH's current DATA EXPRESS product leverages Compaq Nonstop-TM-technology to help corporate customers secure, format and automatically route data in a fault tolerant environment over the Internet and private networks using a wide variety of web-based and legacy communications protocols. Today, several of the largest U.S. banking companies have already adopted PHiTECH's technologies for e-business and financial services. The DATA EXPRESS product family includes a core data transmission/receiving engine, a real-time communications management console, a powerful data reformatting tool and an advanced suite of security and scheduling functions required for enterprise-class implementations. PHiTECH provides value-added services including systems integration, consulting and end-user education. In 1999, PHiTECH had revenues (unaudited) from DATA EXPRESS licensing, maintenance and other services of $2.1 million, an approximate 60% increase compared to 1998.

         The PHiTECH subsidiary is expected to release JDX - a new, next-generation Java-TM--based product - for delivery in late 2000. jDX will be offered both as a library of reusable software components that can be integrated into third-party systems and as a finished application intended to complement DATA EXPRESS, which is a recognized market leader in open file delivery technology. jDX, characterized by platform independence, high scalability and the market-leading reputation of its predecessor, positions EPI to be a major provider of software-based communications infrastructure for B2B e-commerce. The Company will provide additional capital to finalize the development and rollout of JDX.

         In conjunction with the acquisition of PHiTECH, Inc., the Company announced that it would change its name to EPIQ Systems, Inc., subject to shareholder approval.

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

         CHAPTER 13 BANKRUPTCY TRUSTEES

         There are fewer filings in Chapter 13 (individual debt reorganization) than in Chapter 7 (liquidation), so most areas of the country have a single standing Chapter 13 trustee who administers all Chapter 13 filings rather than the "panel" configuration associated with Chapter 7. In certain areas of the country, the trustee is responsible for sending various notices to the debtor, debtor's attorney, clerk of the court, United States Trustee and each creditor indicating that the case has been filed. Because the debtor's assets are not liquidated under Chapter 13, the trustee analyzes the debtor's income and expenses and directs the debtor to make regular cash payments to the trustee according to the court-approved plan of reorganization. Each month, the trustee disburses the monies received from the debtor to eligible creditors according to the plan. The trustee must provide regular status reports to the United States Trustee. Every six months, the trustee must also prepare a detailed ledger of financial activity in each bankruptcy case and mail it to each debtor and debtor's attorney. Chapter 13 reorganizations usually last between 36 and 60 months. Upon conclusion of the case, the trustee must submit a final report to the bankruptcy court outlining the financial history of the case.

MARKET CONDITIONS

         The Company estimates that there is over $3.0 billion in cash proceeds being administered in Chapter 7 by approximately 1,700 trustees. The Company estimates there are in excess of 700,000 cases pending in Chapter 13 managed by approximately 180 standing Chapter 13 trustees.

         MARKET CONDITIONS IN CHAPTER 7

         The Company believes that there are favorable market conditions for its Chapter 7 product and services. The Company has successfully entered key strategic markets with successive releases of its Windows-based TCMS software. During the second quarter ended June 30, 1999 the Company completed the TCMS 4.0 upgrade which incorporated substantial new features and technologies. In August 1999 the Company announced a major new version of TCMS, called TCMS 2000. TCMS 2000 incorporates important new case management functions that management believes add significant value to a trustee's bankruptcy practice.

         MARKET CONDITIONS IN CHAPTER 13

         For the twelve-month period ended September 30, 1999, there were 385,262 Chapter 13 filings an approximate decrease of 4% from September 30, 1998, which was at an all-time record number. The Company believes that market conditions are favorable for growth in the Chapter 13 sector because of the availability of the CasePower product for Windows and Oracle with its ability to capture a larger share of the market.

PRODUCTS

         The Company's products include TCMS (Trustee Case Management System) for Chapter 7, DCI Ch/7 and CasePower for Chapter 13. The TCMS product and DCI Chapter can also track Chapter 11 cases, and the CasePower product can also track Chapter 12 cases. The Company produces its software applications internally with a full time staff of professional software developers.

CHAPTER 7 PRODUCTS:  TCMS AND DCI

         The Company's Chapter 7 products assist trustees to manage liquidation bankruptcies, whereby the trustee liquidates the debtor's assets and disburses the resulting funds to creditors.

         The Company's principal Chapter 7 product is Trustee Case Management System (TCMS). As part of the DCI acquisition, the Company acquired the DCI Chapter 7 software, against which TCMS had previously competed in various markets. DCI Ch/7 is a Windows based package of proprietary software, computer equipment and support services offered to Chapter 7 trustees. The Company intends to maintain and enhance the DCI Chapter 7 software to meet the needs of its customers and the marketplace.

         TCMS is a Windows based package of proprietary software, computer equipment and support services offered to Chapter 7 trustees through a national marketing arrangement with Bank of America. TCMS provides easy-to-use modules for asset management, financial record keeping and claims administration. An electronic banking link developed by the Company gives users an automated mechanism for entering banking transactions, and an electronic court interface allows users to download claim information into the trustee's database automatically.

         A typical TCMS system is provided to the end-user trustee client without direct charge and includes the following products and services: (i) a license to use the proprietary TCMS software and subsequent upgrades; (ii) computer hardware, laser printer, modem, tape backup and operating software, which are returned to EPI if the trustee's bankruptcy deposits leave the bank designated by EPI; (iii) database conversion from previous computer system; (iv) configuration and installation of hardware by EPI personnel; (v) on-site software training; (vi) customization of reports conforming to local bankruptcy court regulations; (vii) toll-free customer service; and (viii) remote diagnostics. The Company's revenues are based upon the total funds kept on deposit, along with conversions, upgrade fees, and assorted other services. See "Pricing - Chapter 7 Pricing."

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

CHAPTER 13 PRODUCT:  CASEPOWER

         The Company's Chapter 13 product assists trustees in managing individual reorganization bankruptcies, whereby the debtor makes payments to the trustee, who in turn disburses the funds to creditors. The Windows based CasePower product assists Chapter 13 trustees managing databases containing from approximately 500 to over 10,000 active bankruptcies simultaneously. Because Chapter 13 bankruptcy cases typically undergo thirty-six to sixty consecutive monthly distributions, Chapter 13 is considerably more transaction intensive and paperwork intensive than Chapter 7, where a single distribution is normally made at the end of the case. Chapter 13 trustee clients may out-source various activities to EPI to facilitate the preparation of large output jobs.

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

         The Company continues to support a number of trustee relationships through other banks, including banking relationships acquired as part of the DCI acquisition.

PRICING

         CHAPTER 7 PRICING

         Unlike Chapter 13, the application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustees from incurring direct administrative costs for computer expenses. All nationally marketed Chapter 7 systems are provided to trustees without direct billing to the trustee because of traditional market conventions. Clients typically choose systems based upon the capability of the software and the quality of technical support services. EPI has aligned with Bank of America to provide computer services to Chapter 7 trustees without direct charges to the Chapter 7 trustee under an arrangement whereby (1) EPI licenses its proprietary software to the trustee and furnishes hardware, conversion services, training and customer support, all at no cost to the trustee, (2) the trustee agrees to deposit with Bank of America the cash proceeds from all asset liquidations; and (3) the Company collects from Bank of America a fee each month based upon the total deposits in the Chapter 7 bankruptcy portfolio. The Company also collects from Bank of America conversion fees, upgrade fees and fees for electronic banking and technology services. Electronic banking and technology services consist primarily of special software development and consulting performed for Bank of America and Chapter 7 trustees.

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

COMPETITION

         The Company works in an industry with a limited number of Chapter 7 and Chapter 13 trustees. The Company estimates that there are in excess of 700,000 pending Chapter 13 cases being managed by approximately 180 Chapter 13 trustees, and that there is over $3 billion on deposit by approximately 1,700 Chapter 7 trustees. There are several companies in the market all competing for sales from this finite group of customers, and some of the Company's competitors have substantially greater financial and marketing resources than the Company. For its Chapter 7 and 13 products, the Company competes with the Chase Manhattan Bank, as well as other regional competitors in selected markets. Although the Company believes that the requisite detailed knowledge of the bankruptcy system makes it difficult for new competitors to enter the market successfully, and there are presently a limited number of firms that offer services that directly compete with the Company's, there can be no assurance that other firms with resources significantly greater than the Company's will not enter the Company's industry. The Company's future financial performance will depend on its ability to maintain existing customer accounts and to attract business from customers who are currently using a competitor's software product.

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

EMPLOYEES

         As of the date of this report, the Company employs approximately 115 full-time employees (including the former PHiTECH employees) and believes its relationships with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

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

         As part of the DCI acquisition, the Company assumed the lease on an approximately 6,580 square foot office in Memphis, Tennessee. The Company intends to allow that lease to expire at the end of its current term in 2000. As part of the PHiTECH acquisition, the Company assumed the sublease on approximately 4,192 square feet of office space. The Company intends to maintain the PHiTECH offices in San Francisco; the sublease terms are through December 1, 2002, with an option to renew for an additional five-year term.

ITEM 3.  LEGAL PROCEEDINGS

         The Company presently is not a party to any material litigation, although it occasionally becomes involved in litigation arising in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted in the fourth quarter of 1999 to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

MARKET INFORMATION

                  The Company's Common Stock is traded on the Nasdaq National Market-TM- under the symbol "EPIQ." Trading in the Common Stock commenced on February 4, 1997, the date on which the Company closed the initial public offering of its Common Stock. The following table shows the reported high and low sales prices for the common stock for the calendar quarters of 1999 and 1998 as reported by Nasdaq:


                                                    1999                                      1998
                                                    ----                                      ----
                                          HIGH                LOW                   HIGH                  LOW
                                          ----                ---                   ----                  ---
First Quarter                           $12 7/8              $7 5/8                 $20                   $9 1/4
Second Quarter                          $10 5/8              $6 5/8               $15 3/8                 $11
Third Quarter                           $11 1/8              $8 5/8               $15 1/2                 $8 1/2
Fourth Quarter                          $15 3/8                $9                 $11 3/4                 $8 1/16



HOLDERS

                  As of March 24, 2000, there were approximately 2,100 record and beneficial owners of its Common Stock.

DIVIDENDS

         The Company has not paid any dividends on its Common Stock since its initial public offering in February 1997, other than one final dividend paid for periods prior to the IPO when the Company was taxed as an S corporation under the Internal Revenue Code. The Company currently intends to retain any earnings for use in the operation and expansion of its business. The payment of future dividends is within the discretion of the Board of Directors and will depend upon the Company's future earnings, if any, its capital requirements, financial condition and other relevant factors.

ITEM 6: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Operating revenues increased 28.4%, or $3,274,127 to $14,820,400 in 1999, compared to $11,546,273 in 1998. Approximately 92.2% of the growth in operating revenues was attributable to revenues generated by Chapter 7. Chapter 7 sales increased 47.5%, or $3,018,599 to $9,374,028 in 1999, compared to $6,355,429 in 1998. The Company has an exclusive national marketing arrangement with Bank of America. The bank pays EPI a monthly fee based on the total dollar amount of Chapter 7 deposits at Bank of America, fees for each new account conversion, fees for account upgrades, fees for electronic banking and technology services. The increase in Chapter 7 revenue was due in part to the growth in new Chapter 7 trustee business for the Company resulting in higher monthly fees paid to EPI and for electronic banking and technology services provided. Electronic banking and technology services accounted for approximately 67% of the increase in 1999 Chapter 7 revenues. Chapter 13 revenue increased 4.9%, or $255,519 to $5,446,372 in 1999 compared to $5,190,853 in 1998. The relatively lower growth in Chapter 13 was primarily due to servicing current Chapter 13 customers who had converted to the Company's CasePower system and the Company's emphasis on its Chapter 7 business and acquisitions.

         Total cost of goods sold and direct costs increased 30.7%, or $1,617,668 to $6,894,503 in 1999, compared to $5,276,835 in 1998. Total cost of goods sold and direct costs as a percentage of operating revenues increased to 46.5% in 1999 compared to 45.7% in 1998. Processing costs increased 23.9% or $913,353 to $4,737,428 in 1999, compared to $3,824,075 in 1998. The increase in
1999 resulted principally from an increase in customer service expense to support the growth in Chapter 7 sales and expenses associated with providing technology services. Processing costs as a percentage of operating revenues decreased to 32.0% in 1999 compared to 33.1% in 1998. Depreciation and amortization increased 48.5%, or $704,315 to $2,157,075 in 1999, compared to $1,452,760 in 1998, primarily due to the purchase of computer equipment for the Company's Chapter 7 product.

         Operating expenses increased 35.3%, or $1,548,920 to $5,935,001 in 1999, compared to $4,386,081 in 1998. Operating expenses as a percentage of operating revenues was 40.0% in 1999 compared to 38.0% in 1998. The dollar increase in operating expenses was due to increases in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses related to growth of the Company's Chapter 7 product, and acquisition related expenses and the loss on disposal of computer equipment. Sales and marketing expenses include sales and marketing salaries, trade shows costs, travel associated with Chapter 7 installations, and advertising costs. Sales and marketing expenses increased 32.4%, or $260,514 to $1,065,639 in 1999, compared to $805,125 in
1998. Included in operating expenses in 1999 were acquisition related expenses of $315,197, which represented 20.3% of the operating expense increase in 1999. In connection with the DCI acquisition, the Company incurred acquisition related expenses, primarily attorneys, accountants, and consulting fees of $113,955, travel and meeting related expenses of $122,398 and miscellaneous expense of $78,844. Also included in operating expenses was a loss of $230,069 from the write-off of computer equipment, which represented 14.9% of the operating expense increase. The Company retired existing assets with a net book value of $230,069 after the DCI acquisition. The Company acquired a significant amount of computer equipment with the DCI acquisition; with the assimilation of DCI it was necessary to standardize certain equipment for efficiency purposes going forward, and the Company, therefore, determined that certain older existing equipment should be retired.

         Other income (expense), which includes interest income and interest expense, was $449,094 in 1999 compared to $266,500 in 1998. The increase resulted from the investment of the net proceeds from the sale of 1,140,500 shares of Common Stock in a secondary public offering completed in June 1998. Outstanding debt was paid off with a portion of the net proceeds from the 1998 stock offering resulting in a reduction in interest expense.

         The provision for incomes taxes was $944,000 in 1999 and $829,239 in 1998. The provision for taxes as a percentage of pretax income was 38.7% in 1999 and 38.6% in 1998. The Company expects its effective tax rate in 2000 to be slightly higher than prior years.

         Net income increased 13.3%, or $175,372, to $1,495,990 in 1999, compared to net income of $1,320,618 in 1998. Net income as a percentage of operating revenues decreased to 10.1% in 1999 compared to 11.4% in 1998. The decrease in the percentage to revenue was due to the acquisition-related charges and the write-off of the computer equipment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and short-term investments decreased to $5,492,848 as of

December 31, 1999, from $11,520,256 as of December 31, 1998. The decrease in cash was attributable to the DCI acquisition in November 1999, and the purchase of computer equipment and software. The decrease in cash was partially offset by cash flows attributable to operations and prepayment by Bank of America for technology integration services and other Chapter 7 revenues.

         The Company completed a public offering in June 1998 of 1,140,500 shares of Common Stock at $12.875 a share to raise $12,727,980 in net proceeds. The Company paid $1,724,089 of debt with a portion of these net proceeds. The Company used some of the proceeds on November 29, 1999, to purchase the assets of DCI and certain computer equipment owned by Union Bank of California and used by customers of DCI in connection with the DCI business.

         Net cash provided by operating activities was $7,300,757 during 1999 and $2,937,735 during 1998. The net cash provided by operating activities in 1999 consisted primarily of net income before deferred taxes and loss on disposal of assets of $1,816,243, depreciation and amortization of $2,381,732, deferred revenue of $3,244,024 and an increase of $175,434 in accounts payable and accrued expenses, a decrease in prepaid expenses and other assets of $126,362 offset by an increase in accounts receivable of $323,303 and an increase in refundable taxes payables of $119,735. The increase in depreciation relates primarily to the purchase of computer equipment for the installations of the Company's Chapter 7 product and the increase in amortization relates to software capitalization and goodwill amortization. The outstanding accounts receivable balance has increased primarily due to the growth in revenue. The deferred revenue is a result of a payment received in advance from Bank of America for technology integration services and other Chapter 7 revenues.

         The net cash provided by operating activities in 1998 consisted primarily of net income before deferred taxes of $1,509,129 depreciation and amortization of $1,606,854, and an increase of $385,329 in accounts payable and accrued expenses, offset by an increase in accounts receivable of $471,879 and an increase in prepaid expenses and other assets of $107,272. The increase in depreciation and amortization relates primarily to the purchase of computer equipment for the installations of the Company's Chapter 7 product. The outstanding accounts receivable balance has increased primarily due to the growth in revenue.

         The Company invested in property and equipment totaling $2,796,929 and $3,421,690 for 1999 and 1998, respectively, which related principally to the installation of computer equipment for the Company's Chapter 7 product.

         The Company incurred expenditures for software development costs totaling $660,969 and $1,041,960 for 1999 and 1998, respectively. In addition, on November 29, 1999, with the purchase of DCI, the Company acquired a PC-based software product for Chapter 7 trustees, which purchase is not reflected in the 1999 software expenditures. In April 1998 the Company acquired a PC-based product for Chapter 13 trustees. This purchase is reflected in the 1998 software expenditures. These expenditures are capitalized and are being amortized on a straight-line basis over a maximum five-year period. Internal software costs incurred in the creation of computer software products are capitalized as soon as technological feasibility has been established. Prior to the completion of a detailed program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. The Company anticipates future software development expenditures (including the anticipated needs of PHiTECH) will be at or above the spending levels of prior years.

         On March 17, 2000, the Company completed the acquisition of PHiTECH Inc., of San Francisco, California, a provider of software and servicing for transaction processing. The aggregate purchase price paid by the Company for the assets acquired from PHiTECH Inc.(prior to direct acquisition costs) was $6,250,000, $1,000,000 of which is deferred. The Company paid the purchase price from available cash and

$3,500,000 of borrowings under the Company's previously unused line of credit. The maximum borrowing under the line of credit is $3,500,000, all of which is currently outstanding. No amounts were borrowed under this line of credit in 1999. The line of credit expires on October 1, 2000, unless renewed, and principal on the line is due upon demand, and if no demand is made at maturity of the line.

         The Company also maintains a $2,500,000 equipment line of credit to finance certain computer equipment purchases, which also matures on October 1, 2000. There have been no borrowings under this equipment line of credit.

         The Company believes that funds generated from operations plus amounts available under the Company's lines of credit, will be sufficient to finance the Company's currently anticipated working capital and planned property and equipment expenditures for the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS

         Following are the report of Baird, Kurtz & Dobson, Kansas City, Missouri, independent auditors for the Company, and the financial statements of the Company as of and for the 12-month periods ended December 31, 1999 and 1998.

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Electronic Processing, Inc.
Kansas City, Kansas


     We have audited the accompanying balance sheets of ELECTRONIC PROCESSING, INC. as of December 31, 1999 and 1998, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ELECTRONIC PROCESSING, INC. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                /s/   BAIRD, KURTZ & DOBSON



Kansas City, Missouri
February 25, 2000

                           ELECTRONIC PROCESSING, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS


                                                                                               1999               1998
                                                                                           --------             --------
CURRENT ASSETS
    Cash and cash equivalents                                                           $    1,642,848       $      820,256
    Short-term investments                                                                   3,850,000           10,700,000
    Accounts receivable, trade, less allowance for
       doubtful accounts of $5,000                                                           1,954,806            1,586,303
    Prepaid expenses and other                                                                 167,990              294,024
    Deferred income taxes                                                                       85,700               39,345
    Refundable income taxes                                                                    107,063
                                                                                        --------------       --------------
                Total Current Assets                                                         7,808,407           13,439,928
                                                                                        --------------       --------------
PROPERTY AND EQUIPMENT, At cost
    Furniture and fixtures                                                                     667,905              526,862
    Computer equipment                                                                       7,753,615            7,254,072
    Office equipment                                                                           269,961              329,775
    Leasehold improvements                                                                     941,393              864,184
    Transportation equipment                                                                    14,969               14,969
                                                                                        --------------       --------------
                                                                                             9,647,843            8,989,862
    Less accumulated depreciation                                                            3,338,323            3,233,510
                                                                                        --------------       --------------
                                                                                             6,309,520            5,756,352
                                                                                        --------------       --------------
SOFTWARE DEVELOPMENT COSTS, Net of
    Amortization                                                                             2,252,917            2,016,946
                                                                                        --------------       --------------
OTHER ASSETS
    Excess of cost over fair value of net assets acquired,
       at amortized cost                                                                     9,599,893               59,473
    Agreement not to compete, at amortized cost                                                245,833
    Other                                                                                        5,584                5,912
                                                                                        --------------       --------------
                                                                                             9,851,310               65,385
                                                                                        --------------       --------------
                                                                                        $   26,222,154       $   21,278,611
                                                                                        ==============       ==============



See Notes to Financial Statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                             1999                1998
                                                                                       --------------      ----------
CURRENT LIABILITIES
     Current maturities of capital lease obligations                                   $       42,406      $      159,151
     Accounts payable                                                                         762,958             626,577
     Accrued expenses                                                                         588,189             450,608
     Income taxes payable                                                                                          12,672
     Deferred revenue                                                                       2,067,566
                                                                                       --------------      --------------
                Total Current Liabilities                                                   3,461,119           1,249,008
                                                                                       --------------      --------------
CAPITAL LEASE OBLIGATIONS                                                                      66,894             109,300
                                                                                       --------------      --------------

DEFERRED REVENUE                                                                            1,176,458
                                                                                       --------------      --------------
DEFERRED INCOME TAXES                                                                         592,700             529,485
                                                                                       --------------      --------------
STOCKHOLDERS' EQUITY

     Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding - 4,642,068 and 4,633,268
       shares at 1999 and 1998, respectively                                                   46,421              46,333
     Additional paid-in capital                                                            17,698,965          17,660,878
     Retained earnings                                                                      3,179,597           1,683,607
                                                                                       --------------      --------------
                                                                                           20,924,983          19,390,818
                                                                                       --------------      --------------
                                                                                       $   26,222,154      $   21,278,611
                                                                                       ==============      ==============





See Notes to Financial Statements

                           ELECTRONIC PROCESSING, INC.

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                            1999                 1998
                                                                                       -------------        ---------
OPERATING REVENUES                                                                     $  14,820,400        $  11,546,273
                                                                                       -------------        -------------
COST OF GOODS SOLD AND DIRECT COSTS
     Processing costs                                                                      4,737,428            3,824,075
     Depreciation and amortization                                                         2,157,075            1,452,760
                                                                                       -------------        -------------
                                                                                           6,894,503            5,276,835

GROSS PROFIT                                                                               7,925,897            6,269,438
                                                                                       -------------        -------------
OPERATING EXPENSES

     General and administrative                                                            5,165,078            4,231,987
     Depreciation and amortization                                                           224,657              154,094
     Acquisition - related expenses                                                          315,197
     Loss on disposal of computer equipment                                                  230,069
                                                                                         -------------       --------------
                                                                                           5,935,001            4,386,081
                                                                                        --------------       --------------
INCOME FROM OPERATIONS                                                                     1,990,896            1,883,357
                                                                                        --------------       --------------
OTHER INCOME (EXPENSE)

     Interest income                                                                         537,162              392,114
     Interest expense                                                                        (17,469)             (89,755)
     Other                                                                                   (70,599)             (35,859)
                                                                                       --------------       --------------
                                                                                             449,094              266,500
                                                                                       -------------        -------------
INCOME BEFORE INCOME TAXES                                                                 2,439,990            2,149,857

PROVISION FOR INCOME TAXES                                                                   944,000              829,239
                                                                                       -------------        -------------

NET INCOME                                                                             $   1,495,990        $   1,320,618
                                                                                       =============        =============
EARNINGS PER SHARE INFORMATION
     Basic                                                                                 $    .32             $    .32
                                                                                           ========             ========
     Diluted                                                                               $    .31             $    .31
                                                                                           ========             ========




See Notes to Financial Statements

                           ELECTRONIC PROCESSING, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                                                          Additional
                                                                           Common          Paid-In            Retained
                                                           Total            Stock          Capital            Earnings
                                                           -----            -----          -------            --------
BALANCE, DECEMBER 31, 1997                            $   5,598,989      $  34,000     $    5,202,000       $    362,989

    Net proceeds from public offering                    12,409,311         11,405         12,397,906

    Proceeds from the exercise of stock
       options and warrants                                  61,900            928             60,972

    Net income                                            1,320,618                                            1,320,618
                                                      -------------      ---------     --------------       ------------

BALANCE, DECEMBER 31, 1998                               19,390,818         46,333         17,660,878          1,683,607

    Proceeds from the exercise of stock
       options and warrants                                  38,175             88             38,087

    Net income                                            1,495,990                                            1,495,990
                                                      -------------      ---------     --------------       ------------

BALANCE, DECEMBER 31, 1999                            $  20,924,983      $  46,421     $   17,698,965       $  3,179,597
                                                      =============      =========     ==============       ============




See Notes to Financial Statements

                           ELECTRONIC PROCESSING, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                          1999                1998
                                                                                    --------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $    1,495,990      $    1,320,618
     Items not requiring (providing) cash:
         Depreciation                                                                    1,793,413           1,182,452
         Amortization of software development costs                                        524,998             422,389
         Amortization of intangible assets                                                  63,321               2,013
         (Gain) loss on disposal of equipment                                              303,393              35,862
         Deferred income taxes                                                              16,860             188,511
     Changes in:
         Accounts receivable                                                              (323,303)           (471,879)
         Prepaid expenses and other assets                                                 126,362            (107,272)
         Accounts payable and accrued expenses                                             175,434             385,329
         Income taxes payable/refundable                                                  (119,735)            (20,288)
         Deferred revenue                                                                3,244,024
                                                                                    --------------      --------------
                  Net cash provided by operating activities                              7,300,757           2,937,735
                                                                                    --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of short-term investments                                                    169,276,784          51,403,000
     Purchase of short-term investments                                               (162,426,784)        (62,103,000)
     Proceeds from sale of property and equipment                                          307,613              16,814
     Purchase of property and equipment                                                 (2,796,929)         (3,421,690)
     Expenditures for software development costs                                          (660,969)         (1,041,960)
     Acquisition of DCI Chapter 7 Solutions, Inc.                                      (10,056,904)
                                                                                    --------------      --------------
                  Net cash used in investing activities                                 (6,357,189)        (15,146,836)
                                                                                    --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net payments under line-of-credit agreement                                                                (1,000)
     Proceeds from long-term debt                                                                              968,270
     Principal payments under capital lease obligations                                   (159,151)           (368,435)
     Principal payments on long-term debt                                                                   (1,875,922)
     Stock issuance costs                                                                                     (318,669)
     Proceeds from exercise of stock options and warrants                                   38,175              61,900
     Proceeds from public offering                                                                          12,727,980
                                                                                    --------------      --------------
                  Net cash provided by (used in) financing activities                     (120,976)         11,194,124
                                                                                    --------------      --------------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                                  822,592          (1,014,977)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                                                     820,256           1,835,233
                                                                                    --------------      --------------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                                                                    $    1,642,848      $      820,256
                                                                                    ==============      ==============



See Notes to Financial Statements

                           ELECTRONIC PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Electronic Processing, Inc. (the Company) develops, markets and licenses proprietary software products and provides support services for Chapter 7 and Chapter 13 bankruptcy trustees and other users of the federal bankruptcy system.

OPERATING SEGMENTS

     The Company has two segments in which it allocates resources and assesses performance: Chapter 7 and Chapter 13 bankruptcy services. For each of these segments, the Company serves a national client base by developing specialty software products and providing coordinated support (network integration, post-installation support and other value-added services), which facilitate the administrative aspects of bankruptcy management for court-appointed trustees. The individual segments have similar operating and economic characteristics and have been reported as one aggregated operating segment. The Company's major revenue source, which exceeds 10% of revenues, is discussed in Note 12.

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

PROPERTY AND EQUIPMENT

     Property and equipment are depreciated on a straight-line basis over the estimated useful life of each asset as follows:


              Furniture and fixtures                           10 years
              Computer equipment                              3-5 years
              Office equipment                               5-10 years
              Transportation equipment                        3-5 years


     Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives (5-10 years) of the improvements.

SOFTWARE DEVELOPMENT COSTS

     Certain internal software development costs incurred in the creation of computer software products are capitalized once technological feasibility has been established. Prior to the completion of a detail program

                           ELECTRONIC PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, not to exceed five years.

                           ELECTRONIC PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

     The excess of cost over fair value of net assets acquired in the DCI Chapter 7 Solutions, Inc. acquisition (SEE NOTE 13) is being amortized on a straight-line basis over 14 years. The agreement not to compete is being amortized over the five year life of the agreement.

REVENUE RECOGNITION

     For the Company's Chapter 7 bankruptcy software product, monthly fees are received from a national financial institution based on the level of trustees' deposits with that institution. Revenues for Chapter 13 processing and noticing are recorded monthly at the completion of the services based on the trustees' month-end caseloads. All ancillary fees are recognized as the services are provided.

     At the time of the acquisition of the assets of DCI Chapter 7 Solutions, Inc. (SEE NOTE 13), the Company received $4,500,000 from a national financial institution (SEE NOTE 12) for various technology and general integration services. The Company has accounted for this payment as a multiple element project with the revenues being recorded as such elements are completed and delivered. At December 31, 1999, deferred revenues totaled $3,244,024 with $1,176,458 of such amount being classified as long-term.

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

SHORT-TERM INVESTMENTS

     Debt and marketable equity securities which the Company holds for short-term investment purposes are classified as available-for-sale securities and are carried at fair value. At December 31, 1999 and 1998, short-term investments consist of Auction Rate Certificates, which are floating rate investments based on pooled State and Federal agency securities. Such investments trade at par so no realized or unrealized gains or losses were present during 1999 or 1998. Proceeds from the sale of short-term investments totaled $169,276,784 and $51,403,000 for the years ended December 31, 1999 and 1998, respectively.

                           ELECTRONIC PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2:  SOFTWARE DEVELOPMENT COSTS

     The following is a summary of software development costs capitalized:


                                                                              1999               1998
                                                                         -------------      ---------

          Amounts capitalized, net of retirements                        $   3,431,165      $   2,670,196
                                                                         -------------      -------------
          Accumulated amortization,
               beginning of year                                              (653,250)        (1,457,501)
          Amortization expense                                                (524,998)          (422,389)
          Software retired                                                                      1,226,640
                                                                         -------------      -------------
          Accumulated amortization, end of year                             (1,178,248)          (653,250)
                                                                         -------------      -------------

          Net software development costs                                 $   2,252,917      $   2,016,946
                                                                         =============      =============



Included in the above are development costs relating to products not yet released. Such costs totaled $432,663 and $521,164 at December 31, 1999 and 1998, respectively.



NOTE 3:  NOTES PAYABLE

     During 1998, the Company had a revolving equipment financing line of credit with a bank with a maturity date of April 1999. Maximum principal advances under this agreement were $1,000,000 with interest (1/2% in excess of the bank's base lending rate), payable monthly, in addition to monthly principal reductions equal to one 1/36th of the outstanding balance, with any unpaid balance being due in 1999. There was no balance outstanding under this obligation as of December 31, 1998.

                           ELECTRONIC PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 3:  NOTES PAYABLE (CONTINUED)

     During 1999, the Company entered into a revised equipment financing line of credit with the bank. Under the revised agreement, the maturity date was extended to October 1, 2000 and the maximum amount of available borrowings was increased to $2,500,000 with principal payment due on demand or in an amount equal to 1/36th of the outstanding principal balance. Interest accrues at a variable rate, revised daily, equal to the New York Prime Rate as published in the WALL STREET JOURNAL. The note is secured by a security agreement dated July 21, 1997 and a line of credit agreement dated September 27, 1999. There were no amounts borrowed under this agreement during the year ended December 31, 1999.

     On September 27, 1999, the Company entered into a working capital line of credit agreement with the same bank allowing for maximum borrowings of $2,500,000, payable on demand or the agreement's maturity date of October 1, 2000. Interest accrues at a variable rate, revised daily, equal to the New York Prime Rate as published in the WALL STREET JOURNAL. The note is secured by a line of credit agreement which includes certain financial covenants pertaining to the maintenance of certain earnings, net worth, and debt to worth ratios. There were no amounts borrowed under this agreement during the year ended December 31, 1999.

     On February 8, 2000, the bank agreed to increase the maximum borrowings under the working capital line of credit agreement to $3,500,000.

NOTE 4:  CAPITAL LEASES

     Capital leases are for the use of office equipment for no more than five years, expiring in 2003.


                                                                               1999               1998
                                                                            -----------        -------

           Capital lease obligations                                        $   109,300        $   264,879
           Other                                                                                     3,572
                                                                            -----------        -----------
                                                                                109,300            268,451
           Less current maturities                                               42,406            159,151
                                                                            -----------        -----------
                                                                            $    66,894        $   109,300
                                                                            ===========        ===========


     For the above obligations, the carrying value approximates fair value.

                           ELECTRONIC PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



NOTE 4: CAPITAL LEASES (CONTINUED)

     Aggregate annual payments on capital lease obligations at December 31, 1999 are as follows:


                                                                              Capital
                                                                               Lease
                                                                            Obligations
                                                                            -----------
             2000                                                            $   51,899
             2001                                                                42,358
             2002                                                                29,523
             2003                                                                 2,096
                                                                             ----------

             Less amount representing interest                                   16,576
                                                                             ----------
             Present value of future minimum lease payments                     109,300
             Less current maturities                                             42,406
                                                                             ----------
             Noncurrent portion                                              $   66,894
                                                                             ==========


Property and equipment include the following property under capital leases:


                                                                                  1999                 1998
                                                                              -----------          -----------
             Office equipment                                                 $   218,205          $   993,991
             Less accumulated depreciation                                         70,648              474,696
                                                                              -----------          -----------

                                                                              $   147,557          $   474,696
                                                                              ===========          ===========


NOTE 5:  OPERATING LEASES

     The Company has a noncancellable operating lease for office space, which expires in February 2011. An officer/principal shareholder of the Company is a partner in the partnership that leases office space to the Company. The lease requires the Company to pay all executory costs (property taxes, maintenance and insurance).

                           ELECTRONIC PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 5:  OPERATING LEASES (CONTINUED)

     Future minimum lease payments at December 31, 1999 are as follows:


             2000                                           $    162,400
             2001                                                167,200
             2002                                                173,000
             2003                                                178,000
             2004 and thereafter                               1,484,200
                                                            ------------

                                                            $  2,164,800
                                                            ============


     Rental expense under this lease was $157,800 and $154,000 for the years ended December 31, 1999 and 1998, respectively.

NOTE 6:  RELATED PARTY TRANSACTIONS

     The Company was reimbursed for property taxes from the related party disclosed in Note 5. Reimbursement for property taxes amounted to approximately $33,000 and $30,000 for each of the years ended December 31, 1999 and 1998. In addition, the related party reimbursed the Company for consulting services in the amount of $19,000 for the year ended December 31, 1998.

     The officer/principal shareholder reimbursed the Company for expenses paid on his behalf in the amount of $30,000 for the year ended December 31, 1998.

NOTE 7:  PROFIT SHARING PLAN

      The Company has adopted a 401(k) plan covering substantially all employees. The Company matches the first 10% of employee contributions and also has the option of making discretionary contributions. Contributions amounted to $122,025 and $96,825 for the years ended December 31, 1999 and 1998, respectively.

NOTE 8:  PUBLIC OFFERINGS

     In May 1998, the Company completed a secondary public offering of 1,000,000 shares of common stock and received net proceeds (prior to stock issuance costs) of $11,160,000. In June 1998, the underwriter exercised its over-allotment option associated with the secondary offering by purchasing 140,500 additional shares at a net price of $1,567,980.

                           ELECTRONIC PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 9:  INCOME TAXES

         The provision for income taxes includes the following components:


                                                                             1999                1998
                                                                         -----------          -------

             Taxes currently payable                                     $   927,140          $   640,728
             Deferred income taxes                                            16,860              188,511
                                                                         -----------          -----------

                                                                         $   944,000          $   829,239
                                                                         ===========          ===========


     A reconciliation of the provision for income taxes at the statutory rate to provision for income taxes at the Company's effective rate is shown below:


                                                                             1999                1998
                                                                         -----------          -------
             Computed at the statutory rate (34%)                        $   830,000          $   731,000
             Increase in taxes resulting from:
                 Nondeductible expenses                                       32,400               29,300
                 State income taxes, net of federal
                    tax effect and other                                      81,600               68,939
                                                                         -----------          -----------

                        Tax provision                                    $   944,000          $   829,239
                                                                         ===========          ===========


     The tax effects of temporary differences related to deferred taxes shown on the accompanying balance sheets are as follows:


                                                                              1999                1998
                                                                          -----------          -------
             Deferred tax assets:
                 Allowance for doubtful accounts                         $      1,900         $      1,900
                 Accrued compensated absences                                  78,800               37,445
                 Accrued stock options                                         15,000               13,035
                 Intangible assets                                             97,500
                                                                         ------------          -----------
                                                                              193,200               52,380
             Deferred tax liabilities:
                 Property and equipment                                       700,200              542,520
                                                                         ------------          -----------

                                                                         $   (507,000)         $  (490,140)
                                                                         ============          ===========


                           ELECTRONIC PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 9:  INCOME TAXES (CONTINUED)

    The above net deferred tax liability is presented on the balance sheets as follows:


                                                                             1999                 1998
                                                                         ------------         --------

             Deferred tax asset - current                                $     85,700         $     39,345
             Deferred tax liability - long-term                              (592,700)            (529,485)
                                                                         -------------        -------------

                                                                         $   (507,000)        $   (490,140)
                                                                         ============         ============



NOTE 10:  NET INCOME PER SHARE

     The details of the basic and diluted net income per share calculations are as follows:


                                                      1999                                          1998
                                   ------------------------------------------    ---------------------------------------
                                                     Weighted                                    Weighted
                                                     Average                                      Average
                                                      Shares      Per Share                        Shares      Per Share
                                    Net Income    Outstanding       Amount        Net Income    Outstanding       Amount
                                    ----------    -----------       ------        ----------    -----------       ------
   Net income                       $1,495,990                                   $1,320,618
                                    ----------                                   ----------

   Net income per share:
       Income available to common
          shareholders              $1,495,990     4,636,822         $ .32       $1,320,618      4,126,679       $ .32
                                    ==========                       =====       ==========                      =====

   Effect of dilutive securities:
       Warrants                                       20,094                                        30,979
       Stock options                                 123,894                                       125,436
                                                  ----------                                    ----------

   Net income per share - Diluted:
       Income available to common
          shareholders and assumed
          conversions               $1,495,990     4,780,810         $  .31      $1,320,618      4,283,094       $ .31
                                    ==========    ==========         ======      ==========     ==========       =====


     As of December 31, 1999 and 1998, the Company had 69,500 options outstanding, which were anti-dilutive and, therefore, not considered in the diluted earnings per share calculation above.

                           ELECTRONIC PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 11:  STOCK OPTIONS

     The Company's 1995 Stock Option Plan (the Plan) permits the issuance of stock options for up to 500,000 shares of common stock to selected employees and outside directors of the Company. The terms of each award are determined by the Board of Directors. Under the terms of the Plan, options granted may be either nonqualified or incentive stock options (ISOs).

The exercise price for ISOs may not be less than the fair value on the date of the grant.

     A summary of the Company's stock options outstanding as of December 31, 1999 and 1998 is presented below:


                                                      1999                                1998
                                                      ----                                ----
                                                            Weighted                          Weighted
                                                             Average                            Average
                                                             Exercise                           Exercise
                                             Shares            Price            Shares            Price
                                             ------            -----            ------            -----
Outstanding, beginning of year               358,650         $  7.26              225,000       $  4.65
Granted                                      132,500            9.85              171,250         10.53
Forfeited                                    (26,700)           8.06              (30,200)         6.53
Exercised                                     (8,800)           4.34               (7,400)         3.82
                                           ----------                           ---------
Outstanding, end of year                     455,650            8.03              358,650          7.26
                                           ==========                           =========


     The following table summarizes information about stock options under the plan outstanding at December 31, 1999:


                                            Options Outstanding                         Options Exercisable
                                    -------------------------------                  ---------------------------
                                                      Weighted-         Weighted-                     Weighted-
                                                       Average           Average                        Average
               Range of                Number         Remaining          Exercise       Number          Exercise
           Exercise Prices          Outstanding    Contractual Life       Price      Exercisable         Price
           ---------------          -----------    ----------------     ---------    -----------      ----------
          $ 3.85 to $ 4.95            50,000        2.5 years           $ 4.40          50,000           $ 4.40
          $ 3.50 to $ 6.88           126,400        7.5 years             4.84          65,480             5.29
          $ 8.25 to $10.75           129,500        9.5 years             9.69          20,000             8.25
          $ 8.25 to $ 9.50            83,250        9.0 years             9.10          35,400             8.99
          $12.00 to $12.63            66,500        8.5 years            12.25          33,340            12.10


                           ELECTRONIC PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 11:  STOCK OPTIONS (CONTINUED)

      The Company accounts for this plan under APB Opinion No. 25, under which only an immaterial amount of compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates using FASB Statement No. 123, the Company's December 31, 1999 and 1998 net income and earnings per share would have been reduced to the following pro forma amounts:


                                                                      1999                1998
                                                                 -------------       -------------

   Net income                                  As reported       $   1,495,990       $   1,320,618
                                               Pro forma         $   1,076,109       $     820,925

   Net income per share - Basic                As reported       $         .32       $         .32
                                               Pro forma         $         .23       $         .20

   Net income per share - Diluted              As reported       $         .31       $         .31
                                               Pro forma         $         .23       $         .19


     Proforma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of stock options.

     The fair value of the above options was estimated at the date of grant using the Black-Scholes option-pricing model with the key assumptions being risk-free interest rates of 5.0% - 6.7%, no expected dividends and expected volatility of 237% and 238% for the years ended December 31, 1999 and 1998, respectively.

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

     In connection with the initial public offering (SEE NOTE 8), the Company issued warrants to purchase 160,000 shares of stock at $4.20 per share to its underwriters. During the year ended December 31, 1998, 104,200 warrants were converted in a cashless exercise, resulting in 77,368 shares of stock being issued. In addition, 8,000 warrants were exercised for their exercise price, resulting in the issuance of an additional 8,000 shares of common stock. At December 31, 1999 and 1998, warrants to purchase 47,800 shares of stock remain outstanding.

                           ELECTRONIC PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


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

          - For its Chapter 7 software product, the Company collects revenue from its Chapter 7 trustee clients through an exclusive marketing arrangement with a national financial institution in which the Company receives revenues based on the level of trustees' deposits with that institution as well as for other services. Revenues recognized by the Company from this financial institution as a result of these arrangements were $9,237,123 for 1999 and $6,288,535 for 1998. The revenues consist of fees from deposits, conversions, upgrades, electronic banking services, and technology and other services. The majority of the increase in 1999 was from electronic banking, technology and other services.

          Additionally, that institution represented approximately 66% of the Company's December 31, 1999 accounts receivable balance.

NOTE 13:  BUSINESS ACQUISITION

      On November 29, 1999, the Company acquired substantially all business assets of DCI Chapter 7 Solutions, Inc., (DCI), (a wholly-owned subsidiary of the Union Bank of California, N.A. (UBOC)), a California corporation that provided Chapter 7 program development, marketing and servicing. In a related agreement, and as a part of the acquisition of DCI, the Company entered into an agreement directly with UBOC for the acquisition of certain equipment. These agreements, collectively the "acquisition," were accounted for as a purchase transaction and, accordingly, the purchase price was allocated to all identifiable intangible and tangible assets based upon their estimated fair values.

      The purchase price of this acquisition totaled $10,056,904, and was paid entirely in cash. The purchase price was allocated to net intangible assets of $350,000, net tangible assets of $107,330 and excess of cost over fair value of net assets acquired of $9,599,574.

      The operations of the Company include the operations of the acquiree from the acquisition date. Unaudited Pro Forma operations assuming the purchase was made at the beginning of each period are shown below:



                                                        Three Months
                                                           Ended
                                          1999            12-31-98
                                      ------------      ------------
             Operating revenues        $16,296,897       $ 3,551,414
             Net income                    935,111           248,363


     Pro Forma information for 1998 includes only the three months ended December 31, 1998 since reliable information for prior periods was unavailable. The Company's pricing model for providing Chapter 7 services is materially different from the pricing model of the acquiree. Due to this and other factors, the Pro Forma results are not necessarily indicative of what would have occurred had the acquisition been on those dates, nor are they necessarily indicative of future operations.

     Pro Forma data reflect the difference in amortization expense between the two companies as well as a reduction in interest income based on the utilization of interest-bearing investments to purchase the acquiree.

                           ELECTRONIC PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 14:  SUBSEQUENT EVENT

         On March 17, 2000, the Company acquired substantially all of the net tangible and intangible assets of PHiTECH, Inc. for approximately $6,250,000 in cash. PHiTECH is a developer of software tools for business-to-business electronic commerce and enterprise-wide open file delivery. Concurrent with the acquisition, the Company received an advance of $3,500,000 against its working capital line of credit agreement (SEE NOTE 3) with such advance being used as partial funding of this acquisition.

NOTE 15:  ADDITIONAL CASH FLOWS INFORMATION


                                                                                 1999                1998
                                                                               ----------         --------
NONCASH INVESTING AND FINANCING ACTIVITIES

      Capital lease obligation and notes payable
         incurred for equipment                                                                  $  28,828


      The Company acquired substantially all business assets of DCI. (SEE NOTE
13). In conjunction with the acquisition, liabilities were assumed as follows:


      Fair value of assets acquired                                        $   10,155,432
      Cash paid                                                                10,056,904
                                                                           --------------
      Liabilities assumed                                                  $       98,528
                                                                           ==============


ADDITIONAL CASH INFORMATION

      Interest paid                                                        $       18,167             97,780
      Income taxes paid                                                         1,034,899            654,438


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

         Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1999.

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The following exhibits are filed with this Form 10-KSB or are incorporated herein by reference:

EXHIBIT
NUMBER            DESCRIPTION

 3.1 Articles of Incorporation, dated July 13, 1988, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 dated February 4, 1997. (Registration Number
         333-16805) (the "1997 Registration Statement").

 3.1a Amendment of Articles of Incorporation, dated August 10, 1988, incorporated by reference to Exhibit 3.1a to the 1997 Registration Statement.

 3.1b Amendment of Articles of Incorporation, dated October 31, 1995, incorporated by reference to Exhibit 3.1b to the 1997 Registration Statement.

 3.1c Amendment of Articles of Incorporation, dated April 1, 1996, incorporated by reference to Exhibit 3.1c to the 1997 Registration Statement.

 3.1d Amendment of Articles of Incorporation dated February 24, 1998, incorporated by reference to Exhibit 3.1d to the annual report on Form 10-KSB for the year ended December 31, 1997 (the "1997 Form 10-KSB.").

 3.2     Bylaws, as amended and restated, incorporated by reference to Exhibit
         3.2 to the Company's Registration Statement on Form SB-2 dated May 1, 1998 (Registration Number 333-51525) (the "1998 Registration Statement").

10.1 Agreement for Computerized Trustee Case Management System between the Company and NationsBank of Texas, N.A., dated November 22, 1993, incorporated by reference to Exhibit 10. 1 to the 1997 Registration Statement.

10.2 Lease between T&J Investment Company and the Company, dated February 20, 1996, incorporated by reference to Exhibit 10.2 to the 1997 Registration Statement.

10.2a Amendment to Lease referred to in Exhibit 10.2 dated December 9, 1997, incorporated by reference to Exhibit 10.2a to the 1997 Form 10-KSB.

10.3     1995 Stock Option Plan, as amended, incorporated by reference to
         Exhibit 10.7 to the 1998 Registration Statement.

10.4 Asset Purchase Agreement dated November 19, 1999, between the Company and DCI Chapter 7 Solutions, Inc., incorporated by reference to Exhibit
         10.1 to the Current Report on Form 8-K filed December 14, 1999, as amended (the "1999 8-K").

10.5 Equipment Purchase Agreement dated as of November 19, 1999, between the Company and Union Bank of California, N.A., incorporated by reference to Exhibit 10.2 to the 1999 8-K.

10.6 Indemnity and Noncompetition Agreement dated as of November 19, 1999, between Union Bank of California, N.A. and the Company, incorporated by referenced to Exhibit 10.3 to the 1999 8-K.

23.1     Consent of Baird, Kurtz & Dobson, Certified Public Accountants*

27.1     Financial Data Schedule*

* FILED HEREWITH.

REPORTS ON FORM 8-K

     1. 8-K filed December 14, 1999, as amended by Form 8-K/A Amendment No. 1 filed February 14, 2000, reporting the DCI acquisition and filing historical and pro forma financial statements relating to the acquired business.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:   March 29, 2000

ELECTRONIC PROCESSING, INC.

By:      /S/ Tom W. Olofson
         --------------------
         Tom W. Olofson
         Chairman/CEO

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.


SIGNATURE                                            CAPACITY
---------                                            --------

/s/ Tom W. Olofson                          Chairman of the Board and
----------------------------                Chief Executive Officer
Tom W. Olofson                              (Principal Executive Officer)
                                            Director

/s/ Christopher E. Olofson                  President and
----------------------------                Chief Operating Officer
Christopher E. Olofson                      Director

/s/ Janice E. Katterhenry                   Vice President-Finance and Secretary
----------------------------                (Principal Financial Officer)
Janice E. Katterhenry

/s/ Michael A. Rider                        Controller
----------------------------                (Principal Accounting
Michael A. Rider                            Officer)


/s/ Robert C. Levy                          Director
----------------------------
Robert C. Levy

/s/ W. Bryan Satterlee                      Director
----------------------------
W. Bryan Satterlee
