Form 10-Q
period 2000-03-31
ELECTRONIC PROCESSING INC
filed 2000-05-12
CIK 1027207

 QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000

Commission File Number 0-22081

ELECTRONIC PROCESSING, INC.

(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	48-1056429 (IRS Employer Identification Number)

501 Kansas Avenue, Kansas City, Kansas 66105-1300
(Address of principal executive office)

913-621-9500
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /x/  No / /

The number of shares outstanding of registrant's common stock at April 30, 2000:

Class	Outstanding
Common Stock, $.01 par value	4,645,868

ELECTRONIC PROCESSING, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2000

CONTENTS

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Statements of Income— Three months ended March 31, 2000 and 1999	2
Balance Sheets—March 31, 2000 and December 31, 1999	3
Statements of Cash Flows— Three months ended March 31, 2000 and 1999	5
Notes to Consolidated Financial Statements—March 31, 2000 and 1999	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
PART II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	13
Signatures	14

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

ELECTRONIC PROCESSING, INC.

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)

	March 31, 2000	March 31, 1999
OPERATING REVENUES	$4,987,977	$3,429,910

COST OF GOODS SOLD AND DIRECT COSTS
Processing costs	1,244,255	1,140,139
Depreciation and amortization	672,324	463,460

	1,916,579	1,603,599

GROSS PROFIT	3,071,398	1,826,311

OPERATING EXPENSES
General and administrative	1,785,532	1,250,201
Depreciation and amortization	260,311	35,065
Acquisition related	357,656	0
Purchased in-process research & development	363,738	0

	2,767,237	1,285,266

INCOME FROM OPERATIONS	304,161	541,045

OTHER INCOME (EXPENSE)
Interest income	66,665	135,332
Interest expense	(31,067)	(7,051)
Other	7,612	71

	43,210	128,352
INCOME BEFORE TAXES	347,371	669,397
PROVISION FOR INCOME TAXES	140,392	257,805

NET INCOME	$206,979	$411,592

NET INCOME PER SHARE INFORMATION
Basic	$0.04	$0.09

Diluted	$0.04	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,642,813	4,634,117
Diluted	4,818,543	4,784,840

See Notes to Financial Statements

ELECTRONIC PROCESSING, INC.

BALANCE SHEETS

MARCH 31, 2000 AND DECEMBER 31, 1999
(Unaudited)

	March 31, 2000	December 31, 1999
CURRENT ASSETS
Cash and cash equivalents	$2,577,831	$1,642,848
Short-term investments	0	3,850,000
Accounts receivable, trade, less allowance for doubtful accounts of $30,560 and $5,000	3,319,897	1,954,806
Prepaid expenses and other	150,493	167,990
Deferred income taxes	119,300	85,700
Refundable income taxes	0	107,063

Total Current Assets	6,167,521	7,808,407

PROPERTY AND EQUIPMENT, At cost
Furniture and fixtures	667,905	667,905
Computer equipment	8,625,705	7,753,615
Office equipment	276,554	269,961
Leasehold improvements	1,027,241	941,393
Transportation equipment	14,969	14,969

	10,612,374	9,647,843
Less accumulated depreciation	3,889,266	3,338,323

	6,723,108	6,309,520

SOFTWARE DEVELOPMENT COSTS, Net	2,642,877	2,252,917

OTHER ASSETS
Excess of cost over fair value of net assets acquired, net	15,265,139	9,599,893
Intangibles, net	282,812	245,833
Other	12,318	5,584

	15,560,269	9,851,310

	$31,093,775	$26,222,154

See Notes to Financial Statements.

ELECTRONIC PROCESSING, INC.

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(Unaudited)

	March 31, 2000	December 31, 1999
CURRENT LIABILITIES
Current maturities of capital lease obligations	$54,903	$42,406
Current credit line	3,500,000	0
Deferred revenue	2,048,310	2,067,566
Accounts payable	1,305,712	762,958
Income taxes payable	251,908	0
Accrued expenses	497,518	588,189

Total Current Liabilities	7,658,351	3,461,119

DEFERRED REVENUE	1,073,802	1,176,458

CAPITAL LEASE OBLIGATIONS	78,232	66,894

PRESENT VALUE OF OBLIGATION INCURRED UNDER PURCHASE AGREEMENT	797,229	0

DEFERRED INCOME TAXES	340,100	592,700

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized 10,000,000 Shares; issued and outstanding—4,645,868 and 4,642,068 shares at 2000 and 1999, respectively	46,459	46,421
Additional paid-in capital	17,713,027	17,698,965
Retained earnings	3,386,575	3,179,597

Total Stockholders' Equity	21,146,061	20,924,983

	$31,093,775	$26,222,154

See Notes to Financial Statements.

ELECTRONIC PROCESSING, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)

	March 31, 2000	March 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	206,979	411,592
Items not requiring (providing) cash:
Provision deferred income taxes	(286,200)	0
Depreciation	553,054	390,571
Amortization of software development costs	170,212	107,451
Amortization of intangible assets	209,368	503
In-process research and development acquired	363,738	0
(Gain) on disposal of equipment	(4,940)	0
Changes in:
Accounts receivable	(1,126,852)	(789,605)
Prepaid expenses and other assets	30,386	102,894
Accounts payable and accrued expenses	349,333	(217,442)
Decrease in deferred revenue	(830,794)	0
Income taxes payable/refundable	358,971	116,688

Net cash provided (used) by operating activities	(6,745)	122,652

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(918,490)	(671,199)
Software development costs	(198,478)	(138,293)
Cash paid for acquisition of business, net of cash acquired	(5,310,388)
Proceeds from sale of property and equipment	17,678	95,852
Proceeds from sale of investments	3,850,000	300,000

Net cash (used) in investing activities	(2,559,678)	(413,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on line-of-credit	3,500,000
Principal payments under capital lease obligations	(12,694)	(65,221)
Principal payments on long-term debt	0	(4,166)
Proceeds from stock issuance	14,100	7,775

Net cash provided (used) in financing activities	3,501,406	(61,612)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	934,983	(352,600)

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	1,642,848	820,256

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,577,831	$467,656

See Notes to Financial Statements.

ELECTRONIC PROCESSING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1999
AND MARCH 30, 2000 AND 1999

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature of Operations

    Electronic Processing, Inc. (the Company) develops, markets, and licenses proprietary software products and provides support services for Chapter 7 and Chapter 13 bankruptcy trustees and other users of the federal bankruptcy system. The Company serves a national client base with specialty products that facilitate the financial and administrative aspects of bankruptcy management and that are accompanied by a high level of coordinated support including network integration, post-installation support and value added services. With the recent acquisition of substantially all the assets of PHiTECH Inc., the Company has entered the market for business-to-business e-commerce and enterprise open file delivery.

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

Intangible Assets

    The excess of cost over fair value of net assets acquired in the PHiTECH Inc and DCI Chapter 7 Solutions, Inc., acquisitions are being amortized on a straight-line basis over 10 years and 14 years, respectively. The agreements not to compete for PHiTECH and DCI are amortized over 4 and 5 years, respectively.

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

    With the purchase of PHiTECH, Inc., the Company recorded $708,882 of deferred revenue related to maintenance services provided. The revenue will be recognized on a straight-line basis over the maintenance period, generally one year.

    At the time of the acquisition of the assets of DCI Chapter 7 Solutions, Inc., the Company received $4,500,000 from a national financial institution for various technology and general integration services. The Company has accounted for this payment as a multiple element project with the revenues being recorded as such elements are completed and delivered.

    At March 31, 2000, deferred revenues totaled $3,122,112 with $1,073,802 being classified as long-term.

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

Interim Financial Statements

    The balance sheet as of March 31, 2000, and the statements of income, shareholders' equity and cash flows for the three-month periods ended March 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary for fair presentation have been made. The results for these periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1999 has been derived from the audited balance sheet of the Company as of that date.

NOTE 2:  ADDITIONAL CASH FLOW INFORMATION

	December 31,	Three Months Ended March 31,
	1999	2000	1999
		(Unaudited)
Noncash Investing and Financing Activities
Capital lease obligation and notes payable incurred for equipment	$0	$0	$66,926

The Company acquired substantially all business assets of PhiTECH, Inc. (see Note 3). In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired (including cash of $3,968)		6,596,007
Cash paid, net of In-Process Research and Development		(4,950,618)

		1,645,389
Deferred obligation incurred in purchase transaction		(797,229)

Liabilities Assumed		848,160

Additional Cash Information
Interest paid	18,167	31,067	7,051
Income taxes paid	1,034,899	346,276	219,355

NOTE 3:  BUSINESS ACQUISITION

    On March 17, 2000, the Company acquired substantially all business assets of PHiTECH, a California corporation that provided software-based solutions that enable corporate customers to route, secure and format business-critical data over the Internet and private networks using a wide variety of web-based and legacy communications protocols. The Company plans to further develop the next-generation software product.

    The acquisition has been accounted for using the purchase method of accounting with the operating results of PHiTECH included in the Company's consolidated statement of earnings since the date of acquisition. Of the purchase price, $363,738 was treated as a one-time charge to earnings related to purchased research and development reducing after tax income for the first quarter of 2000 by $216,788 or $.045 per share on a diluted basis.

    The purchase price of this acquisition totaled $6,111,585, of which $5,314,356 was paid in cash and $797,229 is deferred and will be paid over four years, beginning one year after the date of acquisition. The purchase price was allocated to net tangible assets of $322,719, software $361,694, other intangible assets $50,000 and the Company assumed liabilities of $848,160, of which approximately $709,000 relates to deferred revenue. The remainder of the purchase price, $5,861,594, was allocated to excess of cost over fair value of the net assets acquired. The acquired in-process research and development related to PHiTECH's next-generation, platform-independent product (jDX), which will be available in 2000. jDX was approximately 80% complete at the time of the acquisition.

    The operations of the Company include the operations of the acquired business from the acquisition date. Unaudited Pro Forma operations assuming the purchase was made at the beginning of each period are shown below:

	Three Months Ended March 31, 2000	Three Months Ended March 31, 1999
Operating Revenues	$5,281,668	$3,848,082
Net Income	38,030	(56,260)
Net Income Per Share
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

    The Pro Forma information is not necessarily indicative of what would have occurred had the acquisition been completed on those dates, nor are they necessarily indicative of future operations.

    Pro Forma data reflect the difference in amortization expense between the two companies as well as a reduction in interest income based on the utilization of interest-bearing investments to purchase the acquiree and interest expense, related to additional borrowings to finance the acquisition.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Three-Months Ended March 31, 2000 Compared With Three- Months Ended March 31, 1999

    Operating revenues increased 45.4%, or $1,558,067 to $4,987,977 in the three-month period ended March 31, 2000, compared to $3,429,910 in the three-month period ended March 31, 1999. The growth in operating revenues was attributable to revenues generated by Chapter 7. Chapter 7 revenues increased 78.5%, or $1,629,101 to $3,705,346 in the three-month period ended March 31, 2000, compared to $2,076,245 in the three-month period ended March 31, 1999. The increase in Chapter 7 revenue was due in part to the fees generated from growth in new Chapter 7 trustee business as a result of the DCI Chapter 7 Solutions, Inc. (DCI) acquisition, additional new customer growth and fees originating from technology integration relating to former DCI customers. Of this increase, 39.8% relates to the technology integration fees. Chapter 13 revenue decreased 8.9%, or $119,236 to $1,234,429 in the three-month period ended March 31, 2000, compared to $1,353,665 in the three-month period ended March 31, 1999. In first quarter 1999 non-recurring hardware sales were higher than normal as customers converted to CasePower. This was the main reason for the decrease in Chapter 13 revenues when comparing to the first quarter of 2000.

    Total cost of goods sold and direct costs increased 19.5%, or $312,980 to $1,916,579 in the three-month period ended March 31, 2000, compared to $1,603,599 in the three-month period ended March 31, 1999. Total cost of goods sold and direct costs as a percentage of operating revenues decreased to 38.4% in the three-month period ended March 31, 2000 compared to 46.8% in the three-month period ended March 31, 1999 due in-part to the receipt of the one-time technology integration fee noted above. Processing costs increased 9.1%, or $104,116 to $1,244,255 in the three-month period ended March 31, 2000, compared to $1,140,139 in three-month period ended March 31, 1999. The increase in 2000 resulted principally from an increase in operational wages to support the growth in Chapter 7 sales and services. Processing costs, as a percentage of operating revenues were 24.9% in the three-month period ended March 31, 2000 compared to 33.2% in the three-month period ended March 31, 1999. Depreciation and amortization increased 45.1%, or $208,864, to $672,324 in the three-month period ended March 31, 2000, compared to $463,460 in the three-month period ended March 31, 1999, primarily due to the additional equipment acquired with the DCI acquisition and the purchase of computer equipment as new trustees were added for the Company's Chapter 7 product.

    Operating expenses increased 115.3%, or $1,481,970 to $2,767,236 in the three-month period ended March 31, 2000, compared to $1,285,266 in the three-month period ended March 31, 1999. Operating expenses, as a percentage of operating revenues were 55.5% in the three-month period ended March 31, 2000 compared to 37.5% in the three-month period ended March 31, 1999. The dollar increase in operating expenses was due to increases in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses related to growth of the Company's Chapter 7 product and acquisition related expenses and the purchased in-process research and development. Sales and marketing expenses include sales and marketing salaries, trade shows costs, travel associated with Chapter 7 installations, and advertising costs. Sales and marketing expenses increased 42.2%, or $113,618 to $382,985 in the three-month period ended March 31, 2000, compared to $269,367 in the three-month period ended March 31, 1999. Included in operating expenses in the quarter ending March 31, 2000 were acquisition related expenses of $357,656 and a one-time write-off for acquired in-process research and development of $363,738.

    Other income (expense) which includes interest income and interest expense, was $43,210 in the three-month period ended March 31, 2000 compared to $128,352 in the three-month period ended March 31, 1999. This decrease resulted in part from a reduction in interest income for the quarter ending March 31, 2000 due to the use of cash to expand the business through the DCI and PHiTECH acquisitions. The decrease was also due to an increase in interest expense as result of using the Company's $3,500,000 line of credit, to finance a portion of the PHiTECH acquisition cost.

    The Company's effective tax rate was 40.4% for the three-month period ended March 31, 2000, compared to 38.5% for the three-month period ended March 31, 1999.

    Net income as a percentage of operating revenues decreased to 4.1% in the three-month period ended March 31, 2000 from 12.0% in the three-month period ended March 31, 1999. The decrease in net income was due to the acquisition related charges and the purchased in-process research and development. Excluding those items, net income for the three-month period ended March 31, 2000 would have been $636,817 net of tax. Excluding the acquisition related charges and the purchased in-process R&D, net income increased $225,225 or 54.7% in the three-month period ended March 31, 2000, compared to the three-month period ended March 31, 1999. Excluding the acquisition related charges and the purchased in-process R&D, net income as a percentage of operating revenues, increased to 12.8% for the three-month period ended March 31, 2000 compared to 12.0% at March 31, 1999.

Liquidity and Capital Resources

    The Company's cash, cash equivalents and short-term investments decreased to $2,577,831 as of March 31, 2000 compared to $5,492,848 as of December 31, 1999. The decrease in cash was attributable to the PHiTECH acquisition in March 2000 and to a lesser extent the purchase of computer equipment and software.

    Net cash used by operating activities was $6,745 for the three-months ended March 31, 2000, and for the comparable period ended March 31, 1999 net cash provided from operating activities was $122,652. The net cash provided by operating activities in the three-months ended March 31, 2000, consisted primarily of net income of $206,979, depreciation and amortization of $932,634, in-process R&D acquired of $363,738, increase in accounts payable and other current liabilities of $708,304 and a decrease in prepaid expenses of $30,386 offset by an increase in accounts receivable of $1,126,852, a decrease in deferred revenue of $830,794, a decrease in the provision for income taxes of $286,200, and a gain on disposal of assets of $4,940. The increase in depreciation and amortization relates primarily to the acquisition of DCI in November 1999, which increased computer equipment, software, and goodwill, the increase also relates to the purchase of computer equipment and development of software for the Company's Chapter 7 product. The outstanding balance of accounts receivable balance has increased primarily due to the growth in revenue.

    The net cash provided by operating activities for the three-months ended March 31, 1999 was $122,652 which consisted primarily of net income before deferred taxes of $411,592 depreciation and amortization of $498,525, decrease in prepaid and other assets of $102,844 and an increase in taxes payable of $116,688, offset by an increase in accounts receivable of $789,605 and a decrease in accounts payable and accrued expenses of $217,442. The increase in depreciation and amortization relates primarily to the purchase of computer equipment for the installations of the Company's Chapter 7 product. The outstanding accounts receivable balance increased primarily due to the growth in revenue.

    The Company invested in property and equipment totaling $918,490 and $671,199 for the three-month periods ended March 31, 2000, and March 31, 1999, respectively, which related principally to the installation of computer equipment for the Company's Chapter 7 product.

    The Company incurred expenditures for software costs totaling $198,478 and $138,293 for the three-months ended March 31, 2000, and March 31, 1999, respectively. In addition, on March 17, 2000 with the purchase of PHiTECH, the Company acquired a software product to support the e-commerce business, which is not reflected in the 2000 software expenditures. This expenditure is capitalized and is being amortized on a straight-line basis over a three-year period. Internal software costs incurred in the creation of computer software products are capitalized as soon as technological feasibility has been established. Prior to the completion of a detailed program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. Additionally, the Company anticipates future investments in software development will be at or above levels in previous periods.

    On March 17, 2000, the Company completed the acquisition of PHiTECH Inc., of San Francisco, California, a provider of software and servicing for B2B e-commerce and enterprise open file delivery (see Note 3). The Company paid the purchase price from available cash and $3,500,000 of borrowings under the Company's previously unused line of credit. The maximum borrowing under the line of credit is $3,500,000, all of which is currently outstanding. No amounts were borrowed under this line of credit in 1999. The line of credit expires on October 1, 2000, unless renewed, and principal on the line is due upon demand, and if no demand is made at maturity of the line. The Company does not anticipate any problems in obtaining an extension of this line of credit prior to its maturity.

    The Company also maintains a $2,500,000 equipment line of credit to finance certain computer equipment purchases, which also matures on October 1, 2000. There have been no borrowings under this equipment line of credit.

    The Company believes that the funds generated from operations plus amounts available under the Company's equipment line of credit, will be sufficient to finance the Company's currently anticipated working capital and property and equipment expenditures for the foreseeable future.

Forward-Looking Statements

    In this report, the Company makes statements that plan for or anticipate the future. These forward-looking statements include statements about EPI's future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on the Company's current expectations.

    Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These factors include, but are not limited to, (1) any material changes in the total number of Chapter 7 Trustees or Chapter 7 deposits served by the Company, (2) any material changes in the number of Chapter 13 Trustees or material changes in the number of cases processed by Chapter 13 Trustees of the Company, (3) changes in the number of bankruptcy filings each year, (4) changes in bankruptcy legislation, (5) the Company's reliance on its marketing arrangement of Chapter 7 revenue, (6) the Company's ability to achieve or maintain technological advantages, (7) uncertainties related to the recently completed PHiTECH acquisition and the future operations and planned expansions of that business by the Company, and (8) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 1999. In addition, there may be other factors not included in the Company's Securities and Exchange Commission filings that may cause actual results to differ materially from any forward-looking statements. The Company undertakes no obligations to update any forward-looking statements contained herein to reflect future events or developments.

ELECTRONIC PROCESSING, INC.
MARCH 31, 2000 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

    The following Exhibits are filed with this Form 10-Q:

Exhibit Number	Description of Exhibit
27	Financial Data Schedule

(b) Reports on Form 8-K.

    The registrant filed the following reports on Form 8-K during the quarter ended March 31, 2000:

Date	Description
March 30, 2000	Announcing completion of the PHiTECH acquisition.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC PROCESSING, INC.
Date: May 12, 2000	/s/ Tom W. Olofson Tom W. Olofson Chairman of the Board Chief Executive Officer (Principal Executive Officer) Director
Date: May 12, 2000	/s/ Janice E. Katterhenry Janice Katterhenry Vice President, Chief Financial Officer and Corporate Secretary
Date: May 12, 2000	/s/ Michael A. Rider Michael A. Rider Controller (Principal Accounting Officer)

QuickLinks

CONTENTS
PART I—FINANCIAL INFORMATION
SIGNATURES