Form 10-Q
period 2000-06-30
EPIQ SYSTEMS INC
filed 2000-08-11
CIK 1027207

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

/x/	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000
Commission File Number 0-22081

EPIQ SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	48-1056429 (IRS Employer Identification No.)

501 Kansas Avenue, Kansas City, Kansas 66105-1300
(Address of principal executive offices)

913-621-9500
(Registrant's telephone number)

ELECTRONIC PROCESSING, INC.
(Former name, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /x/  No / /

    The number of shares outstanding of registrant's common stock at June 30, 2000:

Class	Outstanding

Common Stock, $.01 par value	4,646,068

EPIQ SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2000

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

EPIQ SYSTEMS, INC.

STATEMENTS OF INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(Unaudited)

	Six months ended June 30		Three months ended June 30
	2000	1999	2000	1999
OPERATING REVENUES	$10,752,772	$7,059,149	$5,764,795	$3,629,239

COST OF GOODS SOLD AND DIRECT COSTS
Processing costs	2,701,211	2,397,902	1,456,956	1,257,764
Depreciation and amortization	1,455,913	982,289	783,589	518,828

	4,157,124	3,380,191	2,240,545	1,776,592

GROSS PROFIT	6,595,648	3,678,958	3,524,250	1,852,647

OPERATING EXPENSES
General and administrative	3,798,648	2,394,116	2,013,116	1,143,916
Depreciation	106,394	72,573	55,452	38,011
Amortization—goodwill/intangibles	543,457	1,007	334,089	503
Acquisition related	436,157	0	78,501	0
Purchased in-process research & development	363,738	0	0	0

	5,248,394	2,467,696	2,481,158	1,182,430

INCOME FROM OPERATIONS	1,347,254	1,211,262	1,043,092	670,217

OTHER INCOME (EXPENSE)
Interest income	98,109	263,478	31,445	128,147
Interest expense	(137,061)	(12,114)	(105,994)	(5,063)
Other	(28,307)	(15,371)	(35,919)	(15,443)

	(67,259)	235,993	(110,468)	107,641

INCOME BEFORE TAXES	1,279,995	1,447,255	932,624	777,858

PROVISION FOR INCOME TAXES	503,955	557,951	363,563	300,146

NET INCOME	$776,040	$889,304	$569,061	$477,712

NET INCOME PER SHARE INFORMATION
Basic	$0.17	$0.19	$0.12	$0.10

Diluted	$0.16	$0.19	$0.12	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,644,399	4,634,748	4,645,984	4,635,371
Diluted	4,806,845	4,805,047	4,797,143	4,793,086

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.

BALANCE SHEETS

JUNE 30, 2000 AND DECEMBER 31, 1999

(Unaudited)

	June 30, 2000	December 31, 1999
CURRENT ASSETS
Cash and cash equivalents	$2,058,702	$1,642,848
Short-term investments	0	3,850,000
Accounts receivable, trade, less allowance for doubtful accounts of $30,560 and $5,000	3,265,591	1,954,806
Prepaid expenses and other	131,611	167,990
Deferred income taxes	126,100	85,700
Refundable income taxes	164,629	107,063

Total Current Assets	5,746,633	7,808,407

PROPERTY AND EQUIPMENT, At cost
Furniture and fixtures	602,831	667,905
Computer equipment	9,255,354	7,753,615
Office equipment	292,683	269,961
Leasehold improvements	972,457	941,393
Transportation equipment	14,969	14,969

	11,138,294	9,647,843
Less accumulated depreciation	4,210,393	3,338,323

	6,927,901	6,309,520

SOFTWARE DEVELOPMENT COSTS, Net	2,654,596	2,252,917

OTHER ASSETS
Excess of cost over fair value of net assets acquired, net	14,946,675	9,599,893
Intangibles, net	267,188	245,833
Other	18,076	5,584

	15,231,939	9,851,310

	$30,561,069	$26,222,154

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

(Unaudited)

	June 30, 2000	December 31, 1999
CURRENT LIABILITIES
Current maturities of capital lease obligations	$53,973	$42,406
Current credit line	3,500,000	0
Current maturity of obligation under purchase agreement	168,674	0
Deferred revenue	1,504,477	2,067,566
Accounts payable	1,093,324	762,958
Accrued expenses	473,594	588,189

Total Current Liabilities	6,794,042	3,461,119

DEFERRED REVENUE	939,924	1,176,458

CAPITAL LEASE OBLIGATIONS	64,726	66,894

PRESENT VALUE OF OBLIGATION INCURRED UNDER PURCHASE AGREEMENT	628,555	0

DEFERRED INCOME TAXES	418,000	592,700

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized 20,000,000 Shares at June 30, 2000 and 10,000,000 at December 31, 1999; issued and outstanding—4,646,068 and 4,642,068 shares at 2000 and 1999, respectively	46,461	46,421
Additional paid-in capital	17,713,725	17,698,965
Retained earnings	3,955,636	3,179,597

Total Stockholders' Equity	21,715,822	20,924,983

	$30,561,069	$26,222,154

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(Unaudited)

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$776,040	$889,304
Items not requiring (providing) cash:
Provision deferred income taxes	(215,100)	72,860
Depreciation	1,185,278	826,411
Amortization of software development costs	377,029	228,451
Amortization of intangible assets	543,457	1,007
In-process research and development acquired	363,738	0
(Gain) on disposal of equipment	28,308	15,503
Changes in:
Accounts receivable	(1,072,547)	(1,102,896)
Prepaid expenses and other assets	45,959	75,187
Accounts payable and accrued expenses	110,573	(322,549)
Decrease in deferred revenue	(1,508,505)	0
Income taxes payable/refundable	(57,566)	23,437

Net cash provided (used) by operating activities	576,664	706,715

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,821,866)	(1,433,178)
Software development costs	(417,013)	(325,657)
Cash paid for acquisition of business, net of cash acquired	(5,310,388)	0
Proceeds from sale of property and equipment	50,787	11,292
Proceeds from sale of investments	3,850,000	1,100,000

Net cash (used) in investing activities	(3,648,480)	(647,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on line-of-credit	3,500,000	0
Principal payments under capital lease obligations	(27,130)	(114,501)
Principal payments on long-term debt	0	(6,718)
Proceeds from stock issuance	14,800	10,575

Net cash provided (used) in financing activities	3,487,670	(110,644)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	415,854	(51,472)

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	1,642,848	820,256

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,058,702	$768,784

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1999
AND JUNE 30, 2000 AND 1999

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

Nature of Operations

    EPIQ Systems, Inc. develops, markets and licenses proprietary software products and provides support services for e-Workflow, e-Banking and e-Commerce that are directed to a variety of markets including bankruptcy management and financial services. The Company serves a national client base with specialty products developed in current technologies that streamline the internal business operations of its customers. The products are accompanied by a high level of coordinated support including network integration, post-installation support and value added services.

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

Property and Equipment

    Property and equipment are depreciated on a straight-line basis over the estimated useful life of each asset as follows:

Furniture and fixtures	5-10 years
Computer equipment	3-5 years
Office equipment	3-10 years
Transportation equipment	3-5 years

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

Intangible Assets

    The excess of cost over fair value of net assets acquired in the PHiTECH, Inc. and DCI Chapter 7 Solutions, Inc., acquisitions are being amortized on a straight-line basis over 10 years and 14 years, respectively. The agreements not to compete for PHiTECH and DCI are amortized over 4 and 5 years, respectively.

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

    With the purchase of assets from PHiTECH, Inc., the Company recorded $708,882 of deferred revenue related to maintenance services provided. The revenue will be recognized on a straight-line basis over the maintenance period, generally one year.

    At the time of the acquisition of the assets of DCI Chapter 7 Solutions, Inc., the Company received $4,500,000 from a national financial institution for various technology and general integration services. The Company has accounted for this payment as a multiple element project with the revenues being recorded as such elements are completed and delivered.

    At June 30, 2000, deferred revenues totaled $2,444,401 with $939,924 being classified as long-term.

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

Interim Financial Statements

    The balance sheet as of June 30, 2000, and the statements of income, shareholders' equity and cash flows for the six-month periods ended June 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary for fair presentation have been made. The results for these periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1999 has been derived from the audited balance sheet of the Company as of that date.

    Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for 1999 filed with the Securities and Exchange Commission.

NOTE 2:  ADDITIONAL CASH FLOW INFORMATION

		Six Months Ended June 30,
	December 31, 1999
		2000	1999
		(Unaudited)
Noncash Investing and Financing Activities
Capital lease obligation and notes payable incurred for equipment	$0	$0	$66,926

The Company acquired substantially all business assets of PHiTECH, Inc. (See Note 3). In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired (including cash of $3,968)		6,596,007
Cash paid, net of In-Process Research and Development		(4,950,618)

		1,645,389
Deferred obligation incurred in purchase transaction		(797,229)

Liabilities Assumed		$848,160

Additional Cash Information
Interest paid	18,167	137,061	12,114
Income taxes paid	$1,034,899	$755,276	$430,000

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

    The acquisition has been accounted for using the purchase method of accounting with the operating results of PHiTECH included in the Company's statement of earnings since the date of acquisition. Of the purchase price, $363,738 was treated as a one-time charge to earnings related to purchased research and development, reducing after tax income for the first quarter of 2000 by $216,788 or $.045 per share on a diluted basis.

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

    The operations of the Company include the operations of the acquired business from the acquisition date. Unaudited Pro Forma operations assuming the purchase was made at the beginning of each period are shown below:

	Six Months Ended June 30, 2000	Six Months Ended June 30, 1999
Operating Revenues	$11,046,463	$8,135,555
Net Income	608,799	643,485
Net Income Per Share:
Basic	$0.13	$0.14
Diluted	$0.13	$0.13

    The Pro Forma information is not necessarily indicative of what would have occurred had the acquisition been completed on those dates, nor is it necessarily indicative of future operations.

    Pro Forma data reflect the difference in amortization expense between the two companies as well as a reduction in interest income based on the utilization of interest-bearing investments to purchase the acquiree and interest expense related to additional borrowings to finance the acquisition.

ITEM 2.  Management Discussion and Analysis of Financial Condition and Results of Operations.

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

    Operating revenues increased 52.3%, or $3,693,623 to $10,752,772 in the six-month period ended June 30, 2000, compared to $7,059,149 in the six-month period ended June 30, 1999. The growth in operating revenues was attributable to revenues generated by Chapter 7 bankruptcy services and from the new revenues generated from the e-commerce services (March 17, 2000 acquisition of PHiTECH). Chapter 7 revenues increased 85.1%, or $3,476,695 to $7,560,073 in the six-month period ended June 30, 2000, compared to $4,083,377 in the six-month period ended June 30, 1999. The increase in Chapter 7 revenue was due in part to the fees generated from growth in new Chapter 7 trustee business as a result of the November 1999 DCI Chapter 7 Solutions, Inc. (DCI) acquisition, additional new customer growth, fees originating from technology integration relating to former DCI customers and upgrade fees from the release of the TCMS 2000. Of this increase, 33.2% relates to technology integration fees. Chapter 13 revenue decreased 20.2%, or $600,616 to $2,375,156 in the six-month period ended June 30, 2000, compared to $2,975,156 in the six-month period ended June 30, 1999. The decrease in Chapter 13 was mainly a result of non-recurring hardware sales in the first half of 1999 that related to Chapter 13 Trustees upgrading to CasePower from a legacy product.

    Total cost of goods sold and direct costs increased 23.0%, or $776,932 to $4,157,123 in the six-month period ended June 30, 2000, compared to $3,380,191 in the six-month period ended June 30, 2000. Total cost of goods sold and direct costs as a percentage of operating revenues decreased to 38.7% in the six-month period ended June 30, 2000 compared to 47.9% in the six-month period ended June 30, 1999 mainly due to the receipt of the one-time technology integration fee noted above. Processing costs increased 12.6%, or $303,308 to $2,701,210 in the six-month period ended June 30, 2000, compared to $2,397,902 in three-month period ended June 30, 1999. The increase in 2000 resulted principally from an increase in operational wages and contract labor to support the growth in Chapter 7 sales and services and the recently acquired e-commerce business. Processing costs, as a percentage of operating revenues were 25.1% in the six-month period ended June 30, 2000 compared to 33.4% in the six-month period ended June 30, 1999. Depreciation and amortization increased 48.2%, or $473,624, to $1,455,913 in the six-month period ended June 30, 2000, compared to $982,289 in the six-month period ended June 30, 1999, primarily due to the additional equipment acquired with the DCI acquisition and the purchase of computer equipment as new trustees were added for the Company's Chapter 7 product and to a lesser extent additional depreciation related to the recently acquired e-commerce business.

    Operating expenses increased 112.7%, or $2,780,699 to $5,248,394 in the six-month period ended June 30, 2000, compared to $2,467,696 in the six-month period ended June 30, 1999. Operating expenses, as a percentage of operating revenues were 48.8% in the six-month period ended June 30, 2000 compared to 35% in the six-month period ended June 30, 1999. The dollar increase in operating expenses was due to increases in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses related to growth of the Company's Chapter 7 product and e-commerce products and acquisition related expenses and the purchased in-process research and development. Sales and marketing expenses include sales and marketing salaries, trade shows costs, travel associated with Chapter 7 installations, and advertising costs. Sales and marketing expenses increased 70.0%, or $356,628 to $821,827 in the six-month period ended June 30, 2000, compared to $483,659 in the six-month period ended June 30, 1999. Included in operating expenses in the six-months ending June 30, 2000 were acquisition related expenses of $436,157 and a one-time write-off for acquired in-process research and development of $363,738; the two one-time charges represent 28.8% of the increase.

    Other income (expense) which includes interest income and interest expense, was ($67,259) in the six-month period ended June 30, 2000 compared to $235,993 in the six-month period ended June 30, 1999. This decrease resulted in part from a reduction in interest income for the quarter ending June 30, 2000 due to the use of cash to expand the business through the DCI and PHiTECH acquisitions. The decrease was also due to an increase in interest expense as a result of using the Company's $3,500,000 line of credit, to finance a portion of the PHiTECH acquisition cost.

    The Company's effective tax rate was 39.4% for the six-month period ended June 30, 2000, compared to 38.6% for the six-month period ended June 30, 1999.

    Net income as a percentage of operating revenues decreased to 7.2% in the six-month period ended June 30, 2000 from 12.6% in the six-month period ended June 30, 1999. The decrease in net income was largely due to the acquisition related charges and the purchased in-process research and development. Excluding those items, net income for the six-month period ended June 30, 2000 would have been $1,253,777. Excluding the acquisition related charges and the purchased in-process R&D, net income increased $364,473 or 41% in the six-month period ended June 30, 2000, compared to the six-month period ended June 30, 1999. Excluding the acquisition related charges and the purchased in-process R&D, net income as a percentage of operating revenues, was 11.7% for the six-month period ended June 30, 2000 compared to 12.6% at June 30, 1999.

Three Months Ended June 30, 2000 Compared With Three Months Ended June 30, 1999

    Operating revenues increased 58.9%, or $2,138,556 to $5,764,795 in the three-month period ended June 30, 2000, compared to $3,629,239 in the three-month period ended June 30, 1999. The growth in operating revenues was attributable to revenues generated by Chapter 7 bankruptcy services and the recently acquired e-commerce services. Chapter 7 revenues increased 92.1%, or $1,847,594 to $3,854,726 in the three-month period ended June 30, 2000, compared to $2,007,132 in the three-month period ended June 30, 1999. The increase in Chapter 7 revenue was due in part to the fees generated from growth in new Chapter 7 trustee business as a result of the DCI Chapter 7 Solutions, Inc. (DCI) acquisition, additional new customer growth, fees originating from technology integration relating to former DCI customers and upgrade fees from the release of TCMS 2000. Of this increase, 26.4% relates to the technology integration fees. Chapter 13 revenue decreased 29.7%, or $481,380 to $1,140,727 in the three-month period ended June 30, 2000, compared to $1,622,106 in the three-month period ended June 30, 1999. The decrease in Chapter 13 was mainly a result of non-recurring hardware sales and conversion fees in the second quarter of 2000 that related to Chapter 13 trustees upgrading to CasePower from a legacy product.

    Total cost of goods sold and direct costs increased 26.1%, or $463,953 to $2,240,545 in the three-month period ended June 30, 2000, compared to $1,776,592 in the three-month period ended June 30, 1999. Total cost of goods sold and direct costs as a percentage of operating revenues decreased to 38.9% in the three-month period ended June 30, 2000 compared to 49.0% in the three-month period ended June 30, 1999 due in-part to the receipt of the one-time technology integration fee noted above. Processing costs increased 15.8%, or $199,192 to $1,457,956 in the three-month period ended June 30, 2000, compared to $1,257,764 in three-month period ended June 30, 1999. The increase in the second quarter of 2000 resulted principally from an increase in operational wages and contract labor resulting from the acquisition of PHiTECH and to support the growth in Chapter 7 sales and services. Processing costs, as a percentage of operating revenues were 25.3% in the three-month period ended June 30, 2000 compared to 34.7% in the three-month period ended June 30, 1999. Depreciation and amortization increased 51.0%, or $264,761, to $783,589 in the three-month period ended June 30, 2000, compared to $518,828 in the three-month period ended June 30, 1999, primarily due to the additional equipment and software acquired with the DCI and PHiTECH acquisition and the purchase of computer equipment as new trustees were added for the Company's Chapter 7 product.

    Operating expenses increased 109.9%, or $1,298,728 to $2,481,158 in the three-month period ended June 30, 2000, compared to $1,182,430 in the three-month period ended June 30, 1999. Operating expenses, as a percentage of operating revenues were 43.0% in the three-month period ended June 30, 2000 compared to 32.6% in the three-month period ended June 30, 1999. The dollar increase in operating expenses was due to increases in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses related to the recent acquisition of PHiTECH, growth of the Company's Chapter 7 product, and acquisition related expenses. Sales and marketing expenses include sales and marketing salaries, trade shows costs, travel associated with Chapter 7 installations, and advertising costs. Sales and marketing expenses increased 104.8%, or $224,550 to $438,842 in the three-month period ended June 30, 2000, compared to $214,292 in the three-month period ended June 30, 1999. Included in operating expenses in the quarter ending June 30, 2000 were acquisition related expenses of $78,501.

    Other income (expense) which includes interest income and interest expense, was ($110,468) in the three-month period ended June 30, 2000 compared to $107,641 in the three-month period ended June 30, 1999. This decrease resulted in part from a reduction in interest income for the quarter ending June 30, 2000 due to the use of cash to expand the business through the DCI and PHiTECH acquisitions. The decrease was also due to an increase in interest expense as result of using the Company's $3,500,000 line of credit, to finance a portion of the PHiTECH acquisition cost.

    The Company's effective tax rate was 39.0% for the three-month period ended June 30, 2000, compared to 38.6% for the three-month period ended June 30, 1999.

    Net income as a percentage of operating revenues decreased to 9.9% in the three-month period ended June 30, 2000 from 13.2% in the three-month period ended June 30, 1999. The decrease in net income was due in part to the acquisition related charges, increased interest expense and reduction of interest income.

Liquidity and Capital Resources

    The Company's cash, cash equivalents and short-term investments decreased to $2,058,702 as of June 30, 2000 compared to $5,492,848 as of December 31, 1999. The decrease in cash was mainly attributable to the PHiTECH acquisition in March 2000 and to a lesser extent the purchase of computer equipment and software.

    The Company generated cash of $576,664 and $706,715 from operations for the six months ended June 30, 2000 and 1999, respectively. The cash flow generated from operations in the six months ending June 30, 2000, primarily consisted of revenues generated from net income plus depreciation and amortization which were offset by the increase in accounts receivable and decrease in deferred revenue. The cash flow generated from operations in the six months ended June 30, 1999, consisted of net income plus depreciation and amortization less an increase in accounts receivable and a decrease in accounts payable.

    The Company invested in property and equipment totaling $1,821,866 and $1,433,178 for the six-month periods ended June 30, 2000, and June 30, 1999, respectively, which related principally to the installation of computer equipment for the Company's Chapter 7 product.

    The Company incurred expenditures for software costs totaling $417,013 and $325,657 for the six-months ended June 30, 2000, and June 30, 1999, respectively. In addition, on March 17, 2000 with the purchase of PHiTECH, the Company acquired a software product to support the e-commerce business, which is not reflected in the 2000 software expenditures. This expenditure is capitalized and is being amortized on a straight-line basis over a three-year period. Internal software costs incurred in the creation of computer software products are capitalized as soon as technological feasibility has been established. Prior to the completion of a detailed program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. Additionally, the Company anticipates future investments in software development will be at or above levels in previous periods.

    On March 17, 2000, the Company completed the acquisition of PHiTECH Inc., of San Francisco, California, a provider of software and servicing for B2B e-commerce and enterprise open file delivery (see

Note 3). The Company paid the purchase price from available cash and $3,500,000 of borrowings under the Company's previously unused line of credit. The maximum borrowing under the line of credit is $3,500,000, all of which is currently outstanding. No amounts were borrowed under this line of credit in 1999. The line of credit was renewed on June 20, 2000 and expires on June 20, 2001, unless renewed, and principal on the line is due upon demand, and if no demand is made at maturity of the line.

    The Company also maintains a $2,500,000 credit agreement to finance certain computer equipment purchases, which also matures on June 20, 2001. There have been no borrowings under this equipment line of credit.

    The Company believes that the funds generated from operations plus amounts available under the Company's equipment line of credit will be sufficient to finance the Company's currently anticipated working capital and property and equipment expenditures for the foreseeable future.

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

EPIQ SYSTEMS, INC.
JUNE 30, 2000 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 4:  Submission of Matters to a Vote of Security Holders

    The Annual Meeting of the Shareholders of the Company was held on June 7, 2000, to consider the election of directors, a proposal to amend the Company's Articles of Incorporation to increase the authorized shares of common stock from 10,000,000 to 20,000,000, a proposal to change the Company's name to EPIQ Systems, Inc., and a proposal to amend the 1995 Stock Option Plan to increase the number of shares of common stock available for issuance under the plan from 500,000 to 800,000. The results of the voting at the Annual Meeting were as follows:

	For	Against	Abstain
Election of Directors
Tom W. Olofson	4,357,069	19,900	0
Christopher E. Olofson	4,372,069	4,900	0
W. Bryan Satterlee	4,371,769	5,200	0
Robert C. Levy	4,371,569	5,400	0
Amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock to 20,000,000	4,322,919	51,247	2,803
Amend the Company's Articles of Incorporation to change the Company's name to EPIQ Systems, Inc.	4,354,446	17,500	5,023
Amend the Company's 1995 Stock Option Plan to increase the number of shares of common stock available for issuance under the Plan	3,017,372	86,848	6,553

    No other matters were submitted to a vote of the shareholders at the Annual Meeting.

ITEM 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits.

    The following Exhibits are filed with this Form 10-Q:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended.
27	Financial Data Schedule

    (b) Reports on Form 8-K.

    The registrant filed the following reports on Form 8-K during the quarter ended June 30, 2000:

Date	Description
May 26, 2000	Amendment to the Form 8-K filed March 30, 2000, announcing the completion of the PHiTECH acquisition, which amendment included certain financial statements and pro forma financial statements relating to the PHiTECH acquisition.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIQ SYSTEMS, INC.
Date: August 9, 2000	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board Chief Executive Officer Director (Principal Executive Officer)
Date: August 9, 2000	/s/ JANICE E. KATTERHENRY Janice Katterhenry Vice President, Chief Financial Officer and Corporate Secretary
Date: August 9, 2000	/s/ MICHAEL A. RIDER Michael A. Rider Controller (Principal Accounting Officer)

QuickLinks

EPIQ SYSTEMS, INC. FORM 10-Q QUARTER ENDED JUNE 30, 2000
CONTENTS
PART I—FINANCIAL INFORMATION
EPIQ SYSTEMS, INC. JUNE 30, 2000 FORM 10-Q
PART II—OTHER INFORMATION
SIGNATURES