Form 10-Q
period 2000-09-30
EPIQ SYSTEMS INC
filed 2000-11-14
CIK 1027207

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

The number of shares outstanding of registrant's common stock at September 30, 2000:

Class	Outstanding
Common Stock, $.01 par value	4,660,268

EPIQ SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2000

CONTENTS

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Statements of Income— Three months and nine months ended September 30, 2000 and 1999 (Unaudited)	2
	Balance Sheets—September 30, 2000 (Unaudited) and December 31, 1999	3
	Statements of Cash Flows— Nine months ended September 30, 2000 and 1999 (Unaudited)	5
	Notes to Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements.

EPIQ SYSTEMS, INC.
STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
OPERATING REVENUES	$6,094,284	$3,972,533	$16,847,055	$11,031,682

COST OF SALES:
Processing costs	1,607,349	1,173,559	4,308,559	3,571,461
Depreciation and amortization	810,489	575,911	2,266,402	1,558,200

	2,417,838	1,749,470	6,574,961	5,129,661

GROSS PROFIT	3,676,446	2,223,063	10,272,094	5,902,021

OPERATING EXPENSES:
General and administrative	2,085,809	1,322,283	5,884,458	3,716,399
Depreciation	72,776	42,876	179,171	115,449
Amortization-goodwill/intangibles	334,089	503	877,546	1,510
Acquisition related	0	0	436,157	0
Purchased in-process research and development	0	0	363,738	0

	2,492,674	1,365,662	7,741,070	3,833,358

INCOME FROM OPERATIONS	1,183,772	857,401	2,531,024	2,068,663

OTHER INCOME (EXPENSE):
Interest income	29,211	152,223	127,321	415,700
Interest expense	(111,394)	(2,873)	(248,455)	(14,986)
Other	209	(25,264)	(28,099)	(40,635)

	(81,974)	124,086	(149,233)	360,079

INCOME BEFORE TAXES	1,101,798	981,487	2,381,791	2,428,742
PROVISION FOR INCOME TAXES	424,736	376,387	928,691	934,338

NET INCOME	$677,062	$605,100	$1,453,100	$1,494,404

NET INCOME PER SHARE INFORMATION:
Basic	$0.15	$0.13	$0.31	$0.32

Diluted	$0.14	$0.13	$0.30	$0.31

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,650,010	4,636,690	4,646,283	4,635,402
Diluted	4,852,371	4,806,257	4,823,626	4,806,116

See Notes to Financial Statements

EPIQ SYSTEMS, INC.
BALANCE SHEETS

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,353,282	$1,642,848
Short-term investments	0	3,850,000
Accounts receivable, trade, less allowance for doubtful accounts of $30,560 and $5,000, respectively	4,023,172	1,954,806
Prepaid expenses and other	244,933	167,990
Deferred income taxes	109,700	85,700
Refundable income taxes	0	107,063

Total Current Assets	6,731,087	7,808,407

PROPERTY AND EQUIPMENT:
Furniture and fixtures	936,751	667,905
Computer equipment	9,565,577	7,753,615
Office equipment	340,383	269,961
Leasehold improvements	1,022,195	941,393
Transportation equipment	14,969	14,969

	11,879,875	9,647,843
Less accumulated depreciation and amortization	(4,745,898)	(3,338,323)

	7,133,977	6,309,520

SOFTWARE DEVELOPMENT COSTS, Net	2,661,192	2,252,917

OTHER ASSETS:
Excess of cost over fair value of net assets acquired, net	14,777,901	9,599,893
Intangibles, net	251,562	245,833
Other	34,422	5,584

	15,063,885	9,851,310

	$31,590,141	$26,222,154

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
BALANCE SHEETS

	September 30, 2000	December 31, 1999
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$134,562	$42,406
Short-term borrowings on line of credit	3,500,000	0
Current maturity of obligation incurred under purchase agreement	168,674	0
Deferred revenue	1,487,290	2,067,566
Accounts payable	1,710,403	762,958
Income taxes payable	60,757	0
Accrued expenses	529,812	588,189

Total Current Liabilities	7,591,498	3,461,119

DEFERRED REVENUE	151,399	1,176,458

CAPITAL LEASE OBLIGATIONS	331,206	66,894

PRESENT VALUE OF OBLIGATION INCURRED UNDER PURCHASE AGREEMENT	628,555	0

DEFERRED INCOME TAXES	387,100	592,700

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized—20,000,000 and 10,000,000 shares at September 30, 2000 and December 31, 1999, respectively; issued and outstanding—4,660,268 and 4,642,068 shares at September 30, 2000 and December 31, 1999, respectively	46,603	46,421
Additional paid-in capital	17,821,083	17,698,965
Retained earnings	4,632,697	3,179,597

Total Stockholders' Equity	22,500,383	20,924,983

	$31,590,141	$26,222,154

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,453,100	$1,494,404
Adjustments to reconcile net income to net cash from operating activities:
Provision for deferred income taxes	(229,600)	72,860
Depreciation and amortization	1,861,727	1,297,629
Amortization of software development costs	583,846	376,020
Amortization of intangible assets	877,546	1,510
In-process research and development acquired	363,738	0
Loss on disposal of equipment	28,099	28,083
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(1,830,128)	(2,137,721)
Prepaid expenses and other assets	(86,157)	34,013
Accounts payable and accrued expenses	799,424	(147,244)
Deferred revenue	(2,450,398)	0
Income taxes payable/refundable	167,820	124,602

Net cash from operating activities	1,539,017	1,144,156

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,435,860)	(1,945,102)
Software development costs	(630,426)	(482,230)
Cash paid for acquisition of business, net of cash acquired	(5,334,473)	0
Proceeds from sale of property and equipment	151,903	24,254
Proceeds from sale of investments, net	3,850,000	9,000,000

Net cash from investing activities	(4,398,856)	6,596,922

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	3,500,000	0
Principal payments under capital lease obligations	(52,027)	(137,163)
Principal payments on long-term debt	0	(4,289)
Proceeds from stock issuance	122,300	15,375

Net cash from financing activities	3,570,273	(126,077)

NET INCREASE IN CASH AND CASH EQUIVALENTS	710,434	7,615,001

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,642,848	820,256

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,353,282	$8,435,257

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

    EPIQ Systems, Inc. ("EPIQ" or the "Company") develops, markets and licenses proprietary software products and provides support services for e-Workflow, e-Banking and e-Commerce which are directed to a variety of markets including bankruptcy management and financial services. The Company serves a national client base with specialty products developed in current technologies that streamline the internal business operations of its customers. The products are accompanied by a high level of coordinated support including network integration, post-installation support and value added services.

Intangible Assets

    The excess of cost over fair value of net assets acquired in the PHiTECH, Inc. ("PHiTECH") and DCI Chapter 7 Solutions, Inc. ("DCI") acquisitions are being amortized on a straight-line basis over 10 years and 14 years, respectively. The agreements not to compete for PHiTECH and DCI are being amortized over 4 years and 5 years, respectively.

Revenue Recognition

    For the Company's Chapter 7 bankruptcy software product, monthly fees are received from a national financial institution after the product is installed and deposits are transferred based on the level of trustees' deposits with that institution. Revenues for Chapter 13 processing and noticing are recorded monthly at the completion of the services based on the trustees' month-end caseloads. All other ancillary fees are recognized as the services are provided.

    With the purchase of assets from PHiTECH, the Company recorded $845,065 of deferred revenue related to maintenance services provided. The revenue is being recognized on a straight-line basis over the maintenance period, generally one year.

    At the time of the acquisition of the assets of DCI, the Company received $4,500,000 from a national financial institution for various technology and general integration services. The Company has accounted for this payment as a multiple element project with the revenues being recorded as such elements are completed and delivered, primarily using the percentage of completion method.

    The e-commerce services revenues are derived from software licensing, consulting services and maintenance fees. Licensing fees are recorded as revenue following delivery, installation and acceptance. Consulting revenue is recognized in the period in which the services are performed and in certain circumstances, based on the nature of the arrangement are recognized on the percentage of completion method. Maintenance fees are collected in advance and recognized as revenue in the period earned.

Comprehensive Income

    The Company has no components of other comprehensive income, therefore comprehensive income equals net income.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133. "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS No. 133, as amended by FAS No. 137 and FAS No. 138, is required to be adopted for fiscal quarters of fiscal years beginning after June 15, 2000. This new standard will be adopted by the Company in the first quarter of 2001. The Company does not expect the adoption to have a material impact on its financial statements.

    The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," on December 3, 1999. SAB No. 101, as amended, provides the SEC Staff's views on selected revenue recognition issues and is effective no later than the fourth quarter of fiscal year 2000. The Company does not expect the adoption to have a material impact on its financial statements.

NOTE 2: INTERIM FINANCIAL STATEMENTS

    The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q of the SEC and in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial statements, and do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes which are included in its Form 10-KSB for the year ended December 31, 1999.

    In the opinion of management of the Company, the accompanying financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations and its cash flows for the three and nine months then ended.

    The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3: EARNINGS PER SHARE

    Basic earnings per share is computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average common shares and all potentially dilutive common share equivalents outstanding during the period.

The computation of earnings per share for the three and nine months ended September 30, 2000 and 1999 is as follows:

	Three months ended September 30		Nine months ended September 30
	2000	1999	2000	1999
Net Income	$677,062	$605,100	$1,453,100	$1,494,404

Weighted average common shares outstanding	4,650,010	4,636,690	4,646,283	4,635,402
Weighted average common share equivalents (stock options and warrants)	202,361	169,567	177,343	170,714

Weighted average diluted common shares	4,852,371	4,806,257	4,823,626	4,806,116

Net Income per share:
Basic	$0.15	$0.13	$0.31	$0.32

Diluted	$0.14	$0.13	$0.30	$0.31

    For the three months ended September 30, 2000 the Company had no options outstanding which were anti-dilutive and for the three months ended September 30, 1999 the Company had 90,700 options outstanding which were anti-dilutive and, therefore, not considered in the diluted earnings per share calculation above.

    For the nine months ended September 30, 2000 and 1999, the Company had 58,500 and 90,700 options outstanding which were anti-dilutive and, therefore, not considered in the diluted earnings per share calculation above.

NOTE 4: ADDITIONAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2000	1999
	(Unaudited)
Noncash Investing and Financing Activities
Capital lease obligation and notes payable incurred for equipment	$369,437	$66,926
The Company acquired substantially all business assets of PHiTECH (See Note 5). In conjunction with the acquisition, cash flow information is as follows:
Fair value of assets acquired	7,109,435
Deferred obligation incurred in purchase transaction	(797,229)
Liabilities assumed	(973,765)

Cash paid for acquisition	5,338,441
Cash acquired	3,968

Cash paid for acquisition, net of cash acquired	$5,334,473

Additional Cash flow Information
Interest paid	248,455	14,986
Income taxes paid	970,596	791,618

NOTE 5: BUSINESS ACQUISITIONS

    On March 17, 2000, the Company acquired substantially all of the business assets of PHiTECH, a California corporation that provided software-based solutions that enable corporate customers to route, secure and format business-critical data over the Internet and private networks using a wide variety of web-based and legacy communications protocols. The Company plans to further develop the next-generation software product. The acquisition has been accounted for using the purchase method of accounting with the operating results of PHiTECH included in the Company's statement of income since the date of acquisition.

    The total value of the transaction was $7,109,435, of which $5,338,441 was paid in cash (partially financed with short-term borrowings under a line of credit, see Note 6), $797,229 was deferred and will be paid over four years, beginning one year after the date of acquisition, and $973,765 represented assumed liabilities of which approximately $845,000 relates to deferred revenue. The purchase price was allocated to net tangible assets of $322,719, software of $361,694, other intangible assets of $50,000 and $363,738 was allocated to acquired in-process research and development ("IPRD") and treated as a one-time charge to earnings reducing after tax income for the first quarter of 2000 by $216,788 or $.045 per share on a diluted basis. The acquired IPRD related to PHiTECH's next-generation, platform- independent product (jDX), which will be available in early 2001. jDX was approximately 80% complete at the time of the acquisition.

    The remainder of the purchase price, $6,011,284, was allocated to excess of cost over fair value of the net assets acquired, which is being amortized on a straight-line basis over 10 years.

    On November, 29, 1999, the Company acquired substantially all of the business assets of DCI in a purchase business combination. The purchase price totaled $10,056,904, and was paid entirely in cash. The purchase price was allocated to net intangible assets of $350,000 and net tangible assets of $107,330, with the remainder allocated to excess of cost over fair value of net assets acquired of $9,599,574, which is being amortized on a straight-line basis over 14 years.

    The operations of the Company include the operations of the acquired businesses from the acquisition dates. Unaudited pro forma operations assuming the purchases were made at the beginning of each period are shown below:

	Nine Months Ended September 30, 2000	Nine Months Ended September 30, 1999
Operating Revenues	$17,140,746	$13,882,914
Net Income	1,284,811	464,243
Net Income Per Share:
Basic	$0.28	$0.10
Diluted	$0.27	$0.10

    The Pro Forma information is not necessarily indicative of what would have occurred had the acquisitions been completed on those dates, nor is it necessarily indicative of future operations.

    Pro Forma data reflect the difference in amortization expense between the Company and the acquired companies as well as a reduction in interest income based on the utilization of interest-bearing investments to purchase the acquirees and interest expense, related to borrowings to finance the PHiTECH acquisition.

NOTE 6: LINE OF CREDIT AGREEMENT

    Concurrent with the PHiTECH acquisition, the Company received an advance of $3,500,000 against its working capital line of credit agreement (the "Agreement") with such advance being used as partial funding of this acquisition. The Agreement was renewed on June 20, 2000 to expire June 20, 2001, unless renewed, with principal on the line due upon demand, and if no demand is made upon expiration. Interest accrues at a variable rate, revised daily, equal to the New York Prime Rate as published in The Wall Street Journal (9.5%, at September 30, 2000). The line of credit is unsecured and the Agreement includes certain financial covenants pertaining to the maintenance of certain earnings, net worth, and debt to net worth ratios.

NOTE 7: SEGMENT REPORTING

    The Company has three operating segments in which it allocates resources and assesses performance: Chapter 7 and related bankruptcy services, Chapter 13 services, and e-commerce services. For Chapter 7 and related bankruptcy services and Chapter 13 services, the Company serves a national client base of bankruptcy trustees and related entities by developing specialty software products and providing coordinated support (network integration, post-installation support and other value-added services), which facilitate the administrative aspects of bankruptcy management for court-appointed trustees. The individual bankruptcy segments have similar operating and economic characteristics and have been reported as one aggregated operating segment. With the acquisition of PHiTECH, the Company also develops specialty software products and provides support for the financial services industry.

    Information concerning operations in these reportable segments of business is as follows:

	Three months ended September 30		Nine months ended September 30
	2000	1999	2000	1999
Operating revenues:
Bankruptcy and related services	$4,713,575	$3,972,533	$14,648,802	$11,031,682
e-commerce services	1,380,709	0	2,198,253	0

Total revenues	$6,094,284	$3,972,533	$16,847,055	$11,031,682

Gross Profit:
Bankruptcy and related services	$2,654,240	$2,223,063	$8,855,093	$5,902,021
e-commerce services	1,022,206	0	1,417,001	0

Total gross profit	$3,676,446	$2,223,063	$10,272,094	$5,902,021

    The Company has not disclosed asset information or net income information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 8: SUBSEQUENT EVENTS

    On October 27, 2000, the Company borrowed $79,212 against its $2,500,000 equipment line of credit agreement. The $79,212 note is payable on demand or on a monthly basis with final payment due on October 20, 2003. The interest rate is 9.5%.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

    Operating revenues increased 52.7%, or $5,815,373 to $16,847,055 in the nine-month period ended September 30, 2000, compared to $11,031,682 in the nine-month period ended September 30, 1999. The growth in operating revenues was attributable to revenues generated by Chapter 7 bankruptcy services and from the new revenues generated from the e-commerce services (March 17, 2000 acquisition of PHiTECH).  The bankruptcy and related services revenue increased 32.8%, or $3,617,120 to $14,648,802 in the nine-month period ended September 30, 2000, compared to $11,031,682 in the nine-month period ended September 30, 1999. The increase in bankruptcy and related services revenue was due in part to the fees generated from the growth in new Chapter 7 trustee business as a result of the November 1999 DCI acquisition and additional new customer growth. The increase in Chapter 7 revenue was offset by a decrease in Chapter 13 revenue which was mainly a result of non-recurring hardware sales and CasePower related conversion fees in the first nine months of 1999 that related to Chapter 13 trustees upgrading to CasePower from a legacy product and to a lesser extent a decrease in noticing revenue. The e-commerce services revenue contributed $2,198,253 to the total revenue increase for the nine-month period ended September 30, 2000. This increase was a result of the acquisition of PHiTECH in March 2000.

    Total cost of sales increased 28.2%, or $1,445,300 to $6,574,961 in the nine-month period ended September 30, 2000, compared to $5,129,661 in the nine-month period ended September 30, 1999. Total cost of sales as a percentage of operating revenues decreased to 39.0% in the nine-month period ended September 30, 2000 compared to 46.5% in the nine-month period ended September 30, 1999.  Processing costs for bankruptcy and related services increased 1.5%, or $53,971 to $3,625,432 in the nine-month period ended September 30, 2000, compared to $3,571,461 in nine-month period ended September 30, 1999. The e-commerce segment contributed $683,127 to the increase in the total processing costs for the nine months ended September 30, 2000. Bankruptcy processing costs, as a percentage of bankruptcy and related services revenues were 24.7% in the nine-month period ended September 30, 2000 compared to 32.4% in the nine-month period ended September 30, 1999. Depreciation and amortization increased 45.5%, or $708,202, to $2,266,402 in the nine-month period ended September 30, 2000, compared to $1,558,200 in the nine-month period ended September 30, 1999, primarily due to the additional equipment acquired with the DCI acquisition and the purchase of computer equipment as new trustees were added for the Company's Chapter 7 product and to a lesser extent additional depreciation related to the recently acquired e-commerce business.

    Operating expenses increased 101.9%, or $3,907,712 to $7,741,070 in the nine-month period ended September 30, 2000, compared to $3,833,358 in the nine-month period ended September 30, 1999. Operating expenses, as a percentage of operating revenues, were 46.0% in the nine-month period ended September 30, 2000, compared to 34.8% in the nine-month period ended September 30, 1999. The increase in operating expenses was due to increases in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses related to growth of the Company's Chapter 7 product and e-commerce products, acquisition related expenses and the purchased in-process research and development. Sales and marketing expenses include sales and marketing salaries, trade shows costs, travel associated with Chapter 7 installations, and advertising costs. Sales and marketing expenses increased 68.1% or $508,752 to $1,255,445 in the nine-month period ended September 30, 2000, compared to $746,693 in the nine-month period ended September 30, 1999. Included in operating expenses in the nine months ended September 30, 2000 were acquisition related expenses of $436,157 and a one-time write-off for acquired in-process research and development of $363,738; the two one-time charges represent 20.5% of the increase.

    Other income (expense), which includes mainly interest income and interest expense, was ($149,233) in the nine-month period ended September 30, 2000, compared to $360,079 in the nine-month period ended September 30, 1999. The change from income to expense resulted in part from a reduction in interest income for the nine-month period ended September 30, 2000 due to the use of cash to expand the business through the DCI and PHiTECH acquisitions. The change was also due to an increase in interest expense as result of using the Company's $3,500,000 line of credit to finance a portion of the PHiTECH acquisition cost.

    The Company's effective tax rate was 39.0% for the nine-month period ended September 30, 2000, compared to 38.5% for the nine-month period ended September 30, 1999.

    Net income as a percentage of operating revenues decreased to 8.6% in the nine-month period ended September 30, 2000 from 13.5% in the nine-month period ended September 30, 1999. The decrease in net income was largely due to the acquisition related charges and the purchased in-process research and development. Excluding those items, net income for the nine-month period ended September 30, 2000 would have been $1,930,839, or 11.5% of operating revenues, an increase of $436,635 or 29.2% compared to the nine-month period ended September 30, 1999.

Three Months Ended September 30, 2000 Compared With Three Months Ended September 30, 1999

    Operating revenues increased 53.4%, or $2,121,751 to $6,094,284 in the three-month period ended September 30, 2000, compared to $3,972,533 in the three-month period ended September 30, 1999. The growth in operating revenues was attributable to revenues generated by Chapter 7 bankruptcy services and the recently acquired e-commerce services. Bankruptcy and related services revenue increased 18.7%, or $741,042 to $4,713,575 in the three-month period ended September 30, 2000, compared to $3,972,533 in the three-month period ended September 30, 1999. The increase in bankruptcy and related services revenue was due in part to the fees generated from growth in new Chapter 7 trustee business as a result of the DCI acquisition and additional new customer growth. The increase in Chapter 7 revenue was offset by a decrease in Chapter 13 revenue which was mainly a result of non-recurring hardware sales and conversion fees in the third quarter of 1999 that related to Chapter 13 trustees upgrading to CasePower from a legacy product and a decrease in noticing revenue. The e-commerce business contributed $1,380,709 or 65.1% of the increase for the three-month period ended September 30, 2000 as a result of the acquisition of PHiTECH.

    Total cost of sales increased 38.2%, or $668,368 to $2,417,838 in the three-month period ended September 30, 2000, compared to $1,749,470 in the three-month period ended September 30, 1999. Total cost of sales as a percentage of operating revenues decreased to 39.7% in the three-month period ended September 30, 2000 compared to 44.0% in the three-month period ended September 30, 1999 due in-part to the revenue generated from e-commerce services. Processing costs increased 37.0%, or $433,790 to $1,607,349 in the three-month period ended September 30, 2000, compared to $1,173,559 in three-month period ended September 30, 1999. The increase in the third quarter of 2000 resulted principally from an increase in operational wages and contract labor resulting from the acquisition of PHiTECH and to support the growth in Chapter 7 sales and services. Processing costs, as a percentage of operating revenues were 26.4% in the three-month period ended September 30, 2000 compared to 29.5% in the three-month period ended September 30, 1999. Bankruptcy processing costs as a percentage of bankruptcy and related services revenue was 27.5% in the three months ended September 30, 2000, compared to 29.5% for the three months ended September 30, 1999. Depreciation and amortization increased 40.7%, or $234,578 to $810,489 in the three-month period ended September 30, 2000, compared to $575,911 in the three-month period ended September 30, 1999, primarily due to the additional equipment and software acquired with the DCI and PHiTECH acquisitions and the purchase of computer equipment as new trustees were added for the Company's Chapter 7 product.

    Operating expenses increased 82.5%, or $1,127,012 to $2,492,674 in the three-month period ended September 30, 2000, compared to $1,365,662 in the three-month period ended September 30, 1999.

Operating expenses, as a percentage of operating revenues were 40.9% in the three-month period ended September 30, 2000 compared to 34.4% in the three-month period ended September 30, 1999. The increase in operating expenses was due to increases in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses related to the recent acquisition of PHiTECH and growth of the Company's Chapter 7 product. Sales and marketing expenses include sales and marketing salaries, trade shows costs, travel associated with Chapter 7 installations, and advertising costs. Sales and marketing expenses increased 64.9%, or $170,584 to $433,618 in the three-month period ended September 30, 2000, compared to $263,034 in the three-month period ended September 30, 1999.

    Other income (expense) which includes mainly interest income and interest expense, was ($81,974) in the three-month period ended September 30, 2000, compared to $124,086 in the three-month period ended September 30, 1999. The change from income to expense resulted in part from a reduction in interest income for the quarter ended September 30, 2000 due to the use of cash to expand the business through the DCI and PHiTECH acquisitions. The decrease was also due to an increase in interest expense as result of using the Company's entire $3,500,000 line of credit to finance a portion of the PHiTECH acquisition cost.

    The Company's effective tax rate was 38.5% for the three-month period ended September 30, 2000, compared to 38.3% for the three-month period ended September 30, 1999.

    Net income increased 11.9% or $71,962 to $677,062 for the three-month period ended September 30, 2000 from $605,100 for the three-month period ended September 30, 1999. Net income as a percentage of operating revenues decreased to 11.1% in the three-month period ended September 30, 2000 from 15.2% in the three-month period ended September 30, 1999. The decrease as a percentage of operating revenues was due in part to the increased interest expense and reduction of interest income.

Liquidity and Capital Resources

    The Company's cash and cash equivalents and short-term investments decreased to $2,353,282 as of September 30, 2000 compared to $5,492,848 as of December 31, 1999. The decrease in cash was mainly attributable to the PHiTECH acquisition in March 2000 and to a lesser extent the purchase of computer equipment and software.

    The Company generated cash of $1,539,017 and $1,144,156 from operations for the nine months ended September 30, 2000 and 1999, respectively. The cash flow generated from operations in the nine months ended September 30, 2000, primarily consisted of cash generated from net income plus depreciation and amortization which were offset by the increase in accounts receivable and decrease in deferred revenue. The cash flow generated from operations in the nine months ended September 30, 1999, consisted of net income plus depreciation and amortization less an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

    The Company invested in property and equipment totaling $2,435,860 and $1,945,102 for the nine-month periods ended September 30, 2000 and 1999, respectively, which related principally to the installation of computer equipment for the Company's Chapter 7 product.

    The Company incurred expenditures for software costs totaling $630,426 and $482,230 for the nine-months ended September 30, 2000 and 1999, respectively. In addition, on March 17, 2000 with the purchase of PHiTECH, the Company acquired a software product to support the e-commerce business, which is not reflected in the 2000 software expenditures. This expenditure was capitalized and is being amortized on a straight-line basis over a three-year period. Internal software costs incurred in the creation of computer software products are capitalized as soon as technological feasibility has been established. Prior to the completion of a detailed program design, development costs are expensed.

Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. Additionally, the Company anticipates future investments in software development will be at or above levels in previous periods.

    On March 17, 2000, the Company completed the acquisition of PHiTECH of San Francisco, California, a provider of software and servicing for business-to-business e-commerce and enterprise open file delivery (see Note 5 in the financial statements). The Company paid the purchase price from available cash and $3,500,000 of borrowings under the Company's previously unused line of credit. The maximum borrowing under the line of credit is $3,500,000, all of which is currently outstanding. No amounts were borrowed under this line of credit in 1999. The line of credit was renewed on June 20, 2000 to expire on June 20, 2001, unless renewed, with principal on the line due upon demand, and if no demand is made then upon expiration.

    The Company also maintains a $2,500,000 line of credit to finance certain computer equipment purchases, which also matures on June 20, 2001. At September 30, 2000 there have been no borrowings under this equipment line of credit. The Company financed some computer equipment in the fourth quarter of 2000 using this agreement.

    The Company believes that the cash generated from operations plus amounts available under the Company's equipment line of credit, will be sufficient to finance the Company's currently anticipated working capital and property and equipment expenditures for the foreseeable future.

Forward-Looking Statements

    In this report, the Company makes statements that plan for or anticipate the future. These forward-looking statements include statements about EPIQ's future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on the Company's current expectations.

    Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These factors include, but are not limited to, (1) any material changes in the total number of Chapter 7 Trustees or Chapter 7 deposits served by the Company, (2) any material changes in the number of Chapter 13 Trustees or material changes in the number of cases processed by Chapter 13 Trustees of the Company, (3) changes in the number of bankruptcy filings each year, (4) changes in bankruptcy legislation, (5) the Company's reliance on its marketing arrangement of Chapter 7 revenue, (6) the Company's ability to achieve or maintain technological advantages, (7) uncertainties related to the PHiTECH acquisition and the future operations and planned expansions of that business by the Company, and (8) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 1999. In addition, there may be other factors not included in the Company's Securities and Exchange Commission filings that may cause actual results to differ materially from any forward-looking statements. The Company undertakes no obligations to update any forward-looking statements contained herein to reflect future events or developments.

EPIQ SYSTEMS, INC.
SEPTEMBER 30, 2000 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits.

    The following Exhibit is filed with this Form 10-Q:

Exhibit Number	Description of Exhibit
27.1	Financial Data Schedule
(b)
Reports on Form 8-K.

    The registrant filed no reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIQ Systems, Inc.
Date: November 14, 2000	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board Chief Executive Officer Director (Principal Executive Officer)
Date: November 14, 2000	/s/ JANICE E. KATTERHENRY Janice E. Katterhenry Vice President, Chief Financial Officer and Corporate Secretary
Date: November 14, 2000	/s/ MICHAEL A. RIDER Michael A. Rider Controller (Principal Accounting Officer)

QuickLinks

CONTENTS
PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURES