Form 10-K405
period 2000-12-31
EPIQ SYSTEMS INC
filed 2001-03-27
CIK 1027207

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2000
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-22081

EPIQ SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Missouri (State or Other Jurisdiction of Incorporation or Organization)	48-1056429 (IRS Employer Identification No.)

501 Kansas Avenue, Kansas City, Kansas 66105-1300
(Address of Principal Executive Office)

913-621-9500
(Registrant's Telephone Number)

ELECTRONIC PROCESSING, INC.
(Former name or former address, if changed since last report.)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:
 None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
 Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last reported sale price on the Nasdaq National Market) on March 21, 2001, was approximately $109,820,830.

Documents incorporated by reference: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

There were 8,454,339 shares of common stock of the registrant outstanding as of March 21, 2001.

EPIQ SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    In this report, EPIQ Systems, Inc. ("EPIQ" or the "Company") makes statements that plan for or anticipate the future. These forward-looking statements include statements about EPIQ's future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on the Company's current expectations. Many of these statements are found in the "Business" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" sections of this report.

    Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed herein are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These factors include, but are not limited to, the Risk Factors referred to on page 10 herein. In addition, there may be other factors not included in the Company's Securities and Exchange Commission filings that may cause actual results to differ materially from any forward-looking statements. The Company undertakes no obligation to update any forward-looking statements contained herein to reflect future events or developments.

    Note that all share and per share amounts shown in this report have been adjusted to reflect the 3 for 2 stock split effected as a 50% stock dividend paid by the Company on February 23, 2001.

PART I

ITEM 1. BUSINESS

General

    EPIQ Systems, Inc. ("EPIQ" or the "Company") develops, markets and licenses proprietary software solutions for workflow management, electronic banking and communications infrastructure that serve the bankruptcy management and financial services markets. We serve a national client base with specialty products developed in the latest technologies that streamline the internal business operations for our customers. EPIQ assimilates software development, network operations, value-added services and comprehensive post-installation support into an integrated environment that offers clients a high level of coordinated support.

    In the bankruptcy management market, the Company develops, markets, licenses and supports internally developed proprietary software products primarily to trustees under Chapter 7 and Chapter 13 of the federal bankruptcy system, as well as to other users of the federal bankruptcy system, including trustees in Chapter 11 and Chapter 12. Today, the Company's bankruptcy management business is centered around three primary software products: TCMS (Trustee Case Management System) and DCI Ch/7 for Chapter 7 trustees and CasePower for Chapter 13 trustees. All products are compatible with current computer technologies and offer an array of bankruptcy-specific functions that are useful in the daily operations of a bankruptcy trustee's office. A marketing partnership with Bank of America provides EPIQ recurring revenue based, in part, on total bankruptcy funds on deposit. The Company also provides to the bank customized software, technology services and marketing and strategic consulting.

    For the financial services market, our DataXpress product line provides a cross-platform, software-based communications infrastructure that enables corporate customers to route, format and secure business critical data over the Internet and private networks, using a variety of communication protocols. DataXpress automates this communication while reducing labor and infrastructure costs to the customer. We license our financial services products to our customers, including Bank of America, Visa USA and Fiserv EFT.

    The Company was incorporated in the State of Missouri on July 15, 1988, when the Company completed a transaction whereby it acquired all of the assets of an unrelated predecessor corporation, including the name of the Company, Electronic Processing, Inc. The Company's shareholders approved an amendment to the Company's Articles of Incorporation on June 7, 2000, thereby changing the Company's name from Electronic Processing, Inc. to EPIQ Systems, Inc.

    The Company's executive office is located at 501 Kansas Avenue, Kansas City, Kansas 66105. The telephone number at that address is (913) 621-9500.

    TCMS™, CASEPOWER™, and CASEPOWER 13™ are the Company's registered trademarks. Trademark applications for DataXpress and BANKRUPTCY LINK have been filed by the Company and are pending with the Patent and Trademark Office.

Significant Developments

    DCI Acquisition.  On November 29, 1999, the Company acquired certain assets from DCI Chapter 7 Solutions, Inc. ("DCI"), which was a wholly owned subsidiary of Union Bank of California, N.A. ("UBOC"). Simultaneously with that asset purchase, the Company acquired certain computer equipment owned by UBOC and used by customers of DCI in connection with the DCI business. The aggregate purchase price for the assets acquired from DCI and UBOC was approximately $10,057,000, which was paid by the Company from its existing cash and investments.

    DCI provided bankruptcy administration software to Chapter 7 bankruptcy trustees and was a primary competitor of the Company in the Chapter 7 bankruptcy trustee software business. At the time the assets were acquired, DCI had approximately 240 Chapter 7 trustee clients, with an aggregate deposit base of approximately $350 million. While DCI had its primary banking relationship with UBOC, it also maintained Chapter 7 trustee deposits with various other national and regional banks. The Company believes that the total Chapter 7 trustee deposits for DCI customers held in bank accounts other than UBOC accounts was approximately $110 million as of November 29, 1999. Since the completion of the DCI acquisition, the Company and Bank of America have successfully integrated the majority of the Chapter 7 Trustee deposits from UBOC to Bank of America.

    PHiTECH Acquisition.  On March 17, 2000, the Company completed the acquisition of the assets of PHiTECH, Inc. ("PHiTECH") of San Francisco, California for approximately $7,109,000 in cash and a note payable to the seller. PHiTECH was an innovative developer of software tools for communications infrastructure and enterprise-wide open file delivery. PHiTECH's operations have been fully assimilated into EPIQ's management system and are now referred to as the Company's financial services division.

    The DataXpress product line, acquired in connection with the PHiTECH acquisition, helps corporate customers (including several of the largest financial institutions in the United States of America) route, format and secure mission-critical business data over the Internet and private networks, using a variety of communication protocols. This acquisition, which leverages EPIQ's competencies in financial services and on-line banking capabilities, has enabled EPIQ to broaden its business base and move further into a larger marketplace with high growth and high margin opportunities.

Bankruptcy and Related Financial Services Business

    Bankruptcy Industry Overview.  Title 11 of the U.S. Code establishes federal law governing bankruptcies. The participants in a bankruptcy proceeding include the debtor, the creditors, and a trustee, as well as the presiding judge. The trustee acts as an intermediary between the debtor and the creditors and is responsible for administering the bankruptcy case. The end user clients of the Company's products are trustees, not individual debtors or creditors.

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

    There are five chapters of the Bankruptcy Code that define various configurations of bankruptcy cases:

  Chapter 7—Liquidation
  Chapter 9—Reorganization of Municipality
  Chapter 11—Reorganization of Corporation
  Chapter 12—Reorganization of Family Farm
  Chapter 13—Reorganization of Individual Debt

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

    Bankruptcy trustees in Chapters 7 and 13 are appointed by the Office of the United States Trustee. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. Bankruptcy trustees in Chapter 7 and Chapter 13 cases are charged with managing the administrative aspects of liquidation or reorganization bankruptcies. The trustee's primary responsibilities include collecting funds from the debtor (Chapter 13) or liquidating the debtor's assets (Chapter 7), distributing the collected funds to creditors pursuant to the orders of the bankruptcy court, and preparing regular status reports, including financial updates, for the Office of the United States Trustee and for the bankruptcy court. Trustees typically are attorneys or certified public accountants that manage many different bankruptcy cases simultaneously. A trustee client uses an EPIQ product to manage an entire caseload; the Company does not contract with trustees to manage specific individual cases. The Company estimates that Chapter 13 trustees typically manage over one thousand cases simultaneously and that Chapter 7 trustees can manage over one hundred cases simultaneously. It is possible for a given individual trustee to have caseloads in both Chapter 7 and Chapter 13 bankruptcies, but normally a trustee will specialize in one or the other.

    Chapter 7 Bankruptcy Trustees.  For Chapter 7 liquidation bankruptcy, each region of the country has a rotating "panel" of trustees. Because Chapter 7 comprises the overwhelming majority of bankruptcies, multiple trustees are required in most parts of the country to accommodate the caseload. As assets are liquidated and the first funds are received in each asset case, the trustee opens bank accounts for the case. In Chapter 7, each case must have its own bank accounts so that interest earned can be segregated. Because asset liquidation and litigation regarding the case may be a lengthy process, the trustee will deposit cash proceeds into an interest-bearing account for the benefit of the creditors who will eventually receive distributions. Typically, the trustee makes a single distribution at the conclusion of the case. The administration of a Chapter 7 case can take several years.

    Chapter 13 Bankruptcy Trustees.  There are fewer filings in Chapter 13 (individual debt reorganization) than in Chapter 7 (liquidation), so most areas of the country have a single standing Chapter 13 trustee who administers all Chapter 13 filings rather than the "panel" configuration associated with Chapter 7. In certain areas of the country, the trustee is responsible for sending various notices to the debtor, debtor's attorney, clerk of the court, Office of the United States Trustee and each creditor indicating that the case has been filed. Because the debtor's assets are not liquidated under Chapter 13, the trustee analyzes the debtor's income and expenses and directs the debtor to make regular cash payments to the trustee according to the court-approved plan of reorganization. Each month, the trustee disburses the monies received from the debtor to eligible creditors according to the plan. The trustee must provide regular status reports to the Office of the United States Trustee. Every six months, the trustee must also prepare a detailed ledger of financial activity in each bankruptcy case and mail it to each debtor and debtor's attorney. Chapter 13 reorganizations usually last between 36 and 60 months. Upon conclusion of the case, the trustee must submit a final report to the bankruptcy court outlining the financial history of the case.

    Market Conditions.  The Company estimates that there is approximately $3.0 billion in cash proceeds being administered in Chapter 7 by approximately 1,700 trustees. The Company estimates there are approximately 700,000 cases pending in Chapter 13 managed by approximately 180 standing Chapter 13 trustees.

    Market Conditions in Chapter 7.  The Company believes that there are favorable market conditions for its Chapter 7 products and services. The Company has successfully entered key strategic markets with successive releases of its Windows-based TCMS software. During the first quarter of 2000, the Company released TCMS 2000, which incorporated important new case management functions that management believes add significant value to a trustee's bankruptcy practice. In September 2000, the Company announced a major new version of TCMS, called TCMS 6.0, representing the sixth consecutive on-time TCMS product to be released into the marketplace. TCMS 6.0 was released in the first quarter of 2001.

    Market Conditions in Chapter 13.  For the year ended December 31, 2000, there were 383,894 Chapter 13 filings, an increase of less than 1% from calendar year 1999. The Company believes that market conditions are favorable for growth in the Chapter 13 sector because of the availability of the CasePower product for Windows and Oracle, which the Company believes has the ability to capture a larger share of the market.

    Products.  The Company's products include TCMS (Trustee Case Management System) and DCI Ch/7 for Chapter 7 and CasePower for Chapter 13. The TCMS product and DCI Ch/7 product can also track Chapter 11 cases, and the CasePower product can also track Chapter 12 cases. The Company produces its software applications internally with a full time staff of professional software developers.

    Chapter 7 Products: TCMS and DCI.  The Company's Chapter 7 products assist trustees to manage liquidation bankruptcies, whereby the trustee liquidates the debtor's assets and disburses the resulting funds to creditors.

    The Company's principal Chapter 7 product is Trustee Case Management System (TCMS). As part of the DCI acquisition, the Company acquired the DCI Chapter 7 software, against which TCMS had previously competed in various markets. DCI Ch/7 is a Windows based package of proprietary software, computer equipment and support services offered to Chapter 7 trustees. The Company intends to maintain and enhance the DCI Chapter 7 software to meet the needs of its customers and the marketplace and maintain compliance with the United States Trustee and court guidelines.

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

    A typical TCMS system is provided to the end-user trustee client without direct charge and includes the following products and services: (i) a license to use the proprietary TCMS software, (ii) subsequent upgrades; (iii) computer hardware, laser printer, modem, tape backup and operating software, which are returned to the Company if the trustee's bankruptcy deposits leave the bank designated by EPIQ; (iv) database conversion from previous computer system; (v) configuration and installation of hardware by EPIQ personnel; (vi) on-site software training; (vii) customization of reports conforming to local bankruptcy court regulations; (viii) toll-free customer service; and (ix) remote diagnostics. The Company's Chapter 7 revenues are based upon the total funds kept on deposit, along with conversions, upgrade fees, and assorted other services. See "Pricing—Chapter 7 Pricing."

    Software Features.  The TCMS software streamlines administrative tasks associated with Chapter 7 liquidation bankruptcies. Most trustees use the system on a daily basis for record keeping and to meet reporting requirements.

    Asset Management.  As assets are identified, the trustee enters them into TCMS through a convenient spreadsheet-like interface. The system automatically tracks the remaining values of assets as they are liquidated and provides a summary overview of properties within each case.

    Banking.  An online banking module developed by the Company allows the trustee to open and close bank accounts electronically as well as to enter funds transfers. Simple to sophisticated financial transactions can be recorded on an online computer screen that resembles a personal check register. The system prepares encoded laser checks and deposit slips on demand.

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

    Customized District Reports.  EPIQ develops custom tailored final reports and final accounts for each district where TCMS is marketed. Preparing these documents has traditionally been one of the most time consuming tasks in Chapter 7 case administration. With TCMS, trustees can quickly generate a fully formatted, polished report with all figures calculated and filled in.

    180 Day Reports.  The Office of the United States Trustee requires the trustee to submit detailed status reports for each case every six months in a very specific reporting format. TCMS prints these reports in compliance with the most recent regulations.

    The DCI Ch/7 product offers similar case management functions to the TCMS product, including an online banking module, claims administration and case maintenance.

    Chapter 13 Product: CasePower.  The Company's Chapter 13 product assists trustees in managing individual reorganization bankruptcies, whereby the debtor makes payments to the trustee, who in turn disburses the funds to creditors. The Windows based CasePower product assists Chapter 13 trustees managing databases containing from approximately 500 to over 10,000 active bankruptcies simultaneously. Because Chapter 13 bankruptcy cases typically undergo 36 to 60 consecutive monthly distributions, Chapter 13 is considerably more transaction intensive and paperwork intensive than Chapter 7, where a single distribution is normally made at the end of the case. Chapter 13 trustee clients may out-source various activities to EPIQ to facilitate the preparation of large output jobs.

    Processing and report printing functions can be divided between the client-site and EPIQ's data center in Kansas City, Kansas. Both products are installed in a multi-user configuration that allows each member of the trustee's office staff to access the database and enter transactions throughout the business day. The trustee's live database resides in his or her office. The size of a Chapter 13 trustee's office staff varies proportionally with the caseload managed.

    The trustee's office staff enters financial information into CasePower, including cash receipts, financial adjustments and payment instructions for each claim. EPIQ's proprietary program logic interprets a wide variety of court-directed payment scenarios and consolidates them into easy-to-understand codes that are entered by users. Daily reports and customized inquiries can be requested and printed inside the trustee's office. At the end of each month, the software prepares distribution checks for creditors to whom funds are due. EPIQ can print the checks and reports at its data center as a value-added service for the trustee.

    In certain parts of the country, the Chapter 13 trustee is responsible for noticing parties-in-interest of key developments in each bankruptcy case, including the setting of the mandatory first meeting of creditors. The Company's products automate this meeting notice for the trustees. Each evening, EPIQ's data center receives a modem transmission of daily noticing activity from the client-site. EPIQ prints and reviews the notices, inserts them into envelopes and mails them the next day. Trustees are billed directly for noticing services based upon the number of documents generated.

    Some bankruptcy courts require additional information, such as a photocopy of the plan of reorganization, to be included with the notice. EPIQ offers such document reproduction and assembly services to trustees at an additional charge.

    Software Features.  CasePower helps trustees manage administrative aspects of Chapter 13 bankruptcy. The trustee and office staff typically use the system each day to monitor activity in their caseload.

    Noticing.  When new cases are entered on the system, the EPIQ data center in Kansas City, Kansas can extract relevant information and prepare mandatory first meeting of creditors notices for each case. Subsequent forms, such as reset notices, correcting notices, motions to allow claims, motions to allow additional claims and motions to dismiss, can also be selected and prepared through the system.

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

    Chapter 7 Marketing Arrangement.  On November 22, 1993, the Company established an exclusive national marketing arrangement with NationsBank of Texas, N.A. ("NationsBank"), a subsidiary of NationsBank Corporation, for its Chapter 7 products. Since that time, the bank has been merged and the name of the bank changed to "Bank of America." In this marketing arrangement, EPIQ and Bank of America promote products and services to trustees in all states. Because Chapter 7 trustees are discouraged from incurring direct costs for computer services, it is essential for EPIQ to align with a bank or series of banks to earn revenues in Chapter 7. See "Pricing—Chapter 7 Pricing" below. The agreement with Bank of America does not have an expiration date, but may be terminated by either party with six months prior notice. The Company believes its representatives have developed positive, close working relationships with their counterparts at Bank of America, and the Company believes that it will maintain these relationships. Were the relationship with Bank of America to end, however, there is no assurance that the Company would be able to establish a new banking relationship or series of relationships with comparable terms.

    EPIQ holds the primary responsibility for developing all facets of the TCMS system and for driving the national sales and marketing effort. Bank of America personnel provide additional assistance in the marketing effort and are responsible for administering the banking services provided to the trustee clients. The structure of the marketing alliance assists Bank of America to build its deposit base in this market.

    The Company continues to support a number of trustee relationships through other banks, including banking relationships acquired as part of the DCI acquisition.

  Pricing.

    Chapter 7 Pricing.  Unlike Chapter 13, the application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustees from incurring direct administrative costs for computer expenses. All nationally marketed Chapter 7 systems are provided to trustees without direct billing to the trustee because of traditional market conventions. Clients typically choose systems based upon the capability of the software and the quality of technical support services. EPIQ has aligned with Bank of America to provide computer services to Chapter 7 trustees without direct charges to the Chapter 7 trustee under an arrangement whereby (1) EPIQ licenses its proprietary software to the trustee and furnishes hardware, conversion services, training and customer support, all at no cost to the trustee, (2) the trustee agrees to deposit with Bank of America the cash proceeds from all asset liquidations; and (3) the Company collects from Bank of America a fee each month based upon the total deposits in the Chapter 7 bankruptcy portfolio. Through this arrangement, EPIQ has a continual revenue stream from its Chapter 7 operations. The Company also collects from Bank of America conversion fees, upgrade fees and fees for electronic banking and technology services. Electronic banking and technology services consist primarily of specialized software development and consulting performed for Bank of America and Chapter 7 trustees.

    Chapter 13 Pricing.  The Company typically receives an initial licensing fee and conversion charge from the Chapter 13 trustee. It also receives monthly fees from each Chapter 13 trustee client based on the total number of cases in that trustee's database and the number of noticing documents generated. Variables affecting pricing for EPIQ Chapter 13 clients include the number of cases in the database, the type of equipment installed, the volume of noticing to be outsourced to the Company, and the level of support service selected by the trustee. EPIQ prepares individualized price quotes for each client.

    Sales and Distribution.  The Company's products and services are marketed directly to trustees through on-site sales calls by the Company's internal sales department and, in the case of Chapter 7, by supporting representatives of Bank of America. Trustees make their own decisions for software and service providers. The Company believes that the most important factors in attracting business are the quality of the software products and the quality of the post-installation support. The Company estimates that the typical sales cycle for new Chapter 7 business lasts between two and four months.

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

    Competition.  The Company works in an industry with a limited number of Chapter 7 and Chapter 13 trustees. The Company estimates that there are approximately 700,000 pending Chapter 13 cases being managed by approximately 180 Chapter 13 trustees, and that there is approximately $3 billion on deposit by approximately 1,700 Chapter 7 trustees. There are several companies in the market all competing for sales from this finite group of customers, and some of the Company's competitors have substantially greater financial and marketing resources than the Company. For its Chapter 7 and 13 products, the Company competes with JP Morgan Chase Bank, as well as other regional competitors in selected markets. Although the Company believes that the requisite detailed knowledge of the bankruptcy system makes it difficult for new competitors to enter the market successfully, and there are presently a limited number of firms that offer services that directly compete with the Company's, there can be no assurance that other firms with resources significantly greater than the Company's will not enter the Company's industry. The Company's future financial performance will depend on its ability to maintain existing customer accounts and to attract business from customers who are currently using a competitor's software product.

Financial Services Business

  Financial Services Industry Overview and Market Conditions.

    With the acquisition of San Francisco-based PHiTECH, Inc. in March 2000, EPIQ entered the financial services market. While the impact on revenue in 2000 was relatively small compared to the bankruptcy and related services segment of the business, the high growth and high margin opportunities of this market could substantially increase the contribution of this segment to EPIQ's revenue in the future. Additional revenue is expected to come from new customers in the financial services area, new implementations with existing customers, expansion into international markets and entry into new vertical markets.

    Until recently, many corporate and financial organizations relied on internally developed communications infrastructure software to serve their data file transmission management needs. In the past several years, a category of software known as enterprise application integration software has emerged to help companies integrate or share data between the companies' internal systems and more modern web-based systems to improve enterprise-wide communications and data management. According to the research firm International Data Corporation, the market for businessware management system software, of which enterprise application integration software is a key component, is expected to grow from $673 million in 1999 to $5.3 billion in 2004, representing a 51% compound annual growth rate. EPIQ believes it has entered an important subsegment of this market with its DataXpress product line marketed to financial services companies. Growth drivers for enterprise application integration software include the need for improved business rules engines, meta-application construction and workflow management. Companies are choosing these solutions to realize benefits such as reduced costs, more reliable communications with outside vendors and streamlined operations.

    Products.  The DataXpress product line enables corporate customers to route, format and secure data in a fault tolerant environment over the Internet and private networks using a wide variety of web-based and legacy communications protocols. Today, several of the largest U.S. banking companies and large financial institutions have already adopted DataXpress technology for financial services and e-business. DataXpress NonStop, the legacy version of DataXpress, leverages Compaq NonStop™ technology, providing increased availability through Compaq (Tandem)-based fault-tolerant processing and recovery features to ensure superior quality service. The DataXpress product family includes a core data transmission/receiving engine, a real-time communications management console, a powerful data reformatting tool and an advanced suite of security and scheduling functions required for enterprise-class implementations. EPIQ's financial services segment provides value-added services including systems integration, consulting and end-user education.

    In the first quarter of 2001, EPIQ was in the process of completing its new product, DataXpress Open Platform—a new, next-generation Java™-based product. DataXpress Open Platform will be offered both as a library of reusable software components that can be integrated into third-party systems and as a finished application intended to complement DataXpress NonStop, which is a recognized market leader in open file delivery technology. DataXpress Open Platform, characterized by platform independence, high scalability and the market-leading reputation of its predecessor, positions EPIQ to be a major provider of software-based communications infrastructure.

    Software Features.  The DataXpress product line centralizes enterprise-wide data transfer operations and links legacy systems with current technology trends while supporting the mission-critical transmission needs of its customers, including data security, reformatting and data validation. The new DataXpress Open Platform version of the software will enable companies to communicate with anyone at any time, using virtually any system configuration, while at the same time protecting existing IT investments, maintaining a clear upgrade path and preserving system functionality, even through major changes in system configuration. The major modules in DataXpress include:

    File Transmission. DataXpress automates data transfer operations by taking data files from numerous sources and applying common scheduling, tracking and monitoring methods to each transmission. DataXpress does not require specialized software at the remote sites, significantly reducing customers' infrastructure costs.

    Data Reformatting and Validation.  Data destined for banks, service bureaus and brokerage houses often contain mission-critical components that require special formatting. These file transfers must be right every time. DataXpress offers support for online data quality verification, ensuring no errors, formatting irregularities, misplaced or lost files.

    System Monitoring and Management. DataXpress tracks the progress of each file as it proceeds through the transfer process, providing on-line status, monitoring reports, and detailed information on end points, data transmissions, contacts, system activity and statistics.

    Security. DataXpress provides application-level security to protect the privacy and integrity of business data in transit through the software. It ensures full system security at both the operator and external access levels. Data transmissions are encrypted and decrypted as they are in process and are also compressed as they enter DataXpress to reduce disk storage requirements.

    Pricing.  The DataXpress product line is sold with a traditional named-server license, maintenance and professional services pricing model. Various optional modules are available for additional licensing fees.

    Sales and Distribution.  EPIQ targets financial services customers through a dedicated direct sales force and participation in key industry trade shows. The Company is currently a Compaq Solution Alliance partner and IBM Solution provider. Efforts are underway to expand those relationships and develop new alliances with other infrastructure and platform providers with the expressed purpose of extending sales and lead generation.

    Competition.  While a number of competitors exist in the financial services software integration marketplace, we believe EPIQ has captured a specialized niche market within this segment with limited established competitors. Direct competition includes file transfer solutions developed by in-house Information Technology departments and commercial file transfer management products offered by Sterling Commerce (acquired in 1999 by SBC Communications), Momentum Systems and HICOR, a South African company.

Employees

    As of the date of this report, the Company employs approximately 120 full-time employees and believes its relationships with its employees are good.

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

    There is no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. There is no assurance that intellectual property laws will protect the Company's intellectual property rights. In addition, litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringements. Such litigation could result in substantial costs and diversion of management and other resources and could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

Risk Factors

    This report, other reports to be filed by the Company with the SEC, press releases made by the Company and other public statements by Company officials, oral and written, contain or will contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including those relating to the possible or assumed future results of operations and financial condition of the Company. Because those statements are subject to a number of uncertainties and risks, actual results may differ materially from those expressed or implied by the forward-looking statements. Factors that could cause actual results to differ from those expressed or implied include the following risks associated with an investment in the Company.

We Must be Able to Develop New Technologies and Respond to Market Changes

    We regularly undertake new projects and initiatives in order to meet the changing needs of our customers. In so doing, we invest substantial resources with no assurance of their ultimate success. We believe our future success will depend, in part, upon our ability to:

  •
  enhance our existing products;

  •
  design and introduce new solutions that address the increasingly sophisticated and varied needs of our current and prospective customers;

  •
  maintain our leading technology in both business segments; and

  •
  respond to technological advances and emerging industry standards on a timely and cost-effective basis.

    There can be no assurance that future advances in technology will be beneficial to, or compatible with, our business or that we will be able to incorporate those advances into our business. In addition, keeping abreast of technological advances in our business may require substantial expenditures and lead-time. There can be no assurance that we will be successful in using new technologies, adapting our solutions to emerging industry standards or developing, introducing and marketing software products, or enhancements, or that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products. If we incur increased costs or are unable, for technical or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing market conditions or customer requirements, our business, financial position, results of operations and cash flows could be materially and adversely affected.

New Releases and Products May Have Undetected Errors

    We have and intend to continue to issue new releases of our software products periodically. Complex software products such as those we offer frequently contain undetected errors or "bugs" when first introduced or as new versions are released that, despite our prior testing, are discovered only after a product has been installed and used by our clients. The introduction of new products in the future, including our planned introduction of DataXpress Open Platform and recently released TCMS 6.0, may have a greater risk of undetected errors or "bugs" than our historic software product upgrades.

    We have not experienced any material errors or "bugs" in the various upgrades of our TCMS and CasePower software products that we have released in recent years, and the current DataXpress product we acquired in March 2000 does not appear to have experienced any similar problems in the past. But, there can be no assurance that errors will not be found in our software products in the future or that such errors, or difficulties in installing, maintaining or training clients and their staffs on the utilization of new software products and new releases will not result in a delay or loss of revenue, diversion of development resources, damage to our reputation, increased service costs or impaired market acceptance of our products, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows. It is also possible that errors or defects in our software could give rise to liability claims against us.

Security and Product Liability Concerns Arising From Our Software Products

    We have included security features in certain of our products that are intended to protect the privacy and integrity of customer data. Security for our products is a particularly critical aspect of those products given their use for Internet, Intranet and other electronic transfers of highly confidential financial data. There can be no assurance, however, that our software products will not be subject to break-ins or disruptive problems caused by Internet users or that break-ins or problems will not result in a delay or loss of revenue, diversion of development resources, damage to our reputation, increased service costs or impaired market acceptance of our products, any of which could cause a material adverse effect on our business, financial position, results of operations and cash flows. Additionally, there can be no assurance that we will not be exposed to potential liability for break-ins, product defects or other reasons. Defending such a liability claim could cause a significant diversion of our management's attention and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Protection of Our Intellectual Property

    Historically, we have not protected our intellectual property rights through patents or formal copyright registration. We believe, however, that our results of operations will depend more upon the innovation, technological expertise and marketing abilities of our employees than upon those protections. There can be no assurance that we will be able to protect our trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. There can be no assurance that foreign intellectual property laws will protect our intellectual property rights. In addition, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringements. Such litigation could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial position, results of operations and cash flows.

We Have Historically Lacked Product and Business Diversification; Customer Concentration

    Historically, our sole line of business activity was the provision of automation services to Chapter 13 trustees. In 1996, we introduced our Chapter 7 product line for Windows. The provision of those bankruptcy services constituted our sole business endeavor until March 2000, when we entered the financial services market through the purchase of PHiTECH, Inc. While we are pleased with the progress and growth potential of the financial services segment of our business and are optimistic about the future of this segment, it represented only 14% of our gross revenues in 2000.

Our Quarterly Results May Fluctuate in the Future

    Since our initial public offering of common stock in February 1997, our quarterly results have not fluctuated significantly. This is primarily because we operated solely in the bankruptcy services segment until March 2000; we have avoided any significant losses of trustee clients; and our increases in expenses have been accompanied by generally greater increases in revenues in our bankruptcy services business. Our quarterly results in the future may fluctuate more than they have in the past. This may occur for a number of reasons.

    First, our bankruptcy services segment will continue to be affected by a number of factors, any one of which could substantially affect our results of operations for any particular fiscal quarter. Specifically, our quarterly results of operations for the bankruptcy services segment and the Company as a whole can vary due to fluctuations in trustees' deposit balances or caseloads, unanticipated expenses related to software maintenance or customer service, the timing, cancellation or rescheduling of customer orders, and the timing and market acceptance of new software versions or support services.

    Second, within our bankruptcy services segment, we have in the last three years provided customized software solutions and related integration services to Bank of America. The revenues from these products and projects have a less recurring nature than our more traditional Chapter 7 and Chapter 13 revenues, and our receipt and recognition of these revenues tend to fluctuate on a quarterly basis. Although we expect to continue to provide these types of products and services to Bank of America and other financial institutions in the future, there can be no assurance that they will continue or that these types of revenues will not fluctuate significantly from quarter to quarter. Additionally, the recognition of revenue from these types of contracts (like our financial services segment discussed in the following paragraph) is complex and the timing of the recognition of revenue from these customized products and services is unpredictable.

    Third, our financial services segment has a greater likelihood of quarterly fluctuations in revenues and earnings than our bankruptcy services segment. As we implement new pricing strategies and revenue models in our financial services segment, we may experience greater fluctuation in the revenues and earnings in that segment. In addition, the quarterly results for this segment may be affected by one or more of the following additional factors:

  •
  The extent and timing of revenues recognized. DataXpress products and services are presently offered in a traditional software license pricing model, with a significant one-time licensing fee and more limited ongoing maintenance fees. We expect to develop new sales and pricing strategies and new revenue models for our DataXpress products and services, which we hope will optimize our long-term results, even if there are some short-term consequences. The recognition of revenue from contracts in software businesses like our financial services segment are complex. We intend to use our best efforts to develop sales and pricing models for DataXpress and other financial services products with the revenue recognition rules in mind, but there can be no assurance that good business practices will always be in accord with these accounting regimens.

  •
  Customer budget priorities and purchasing cycles will more directly affect sales of DataXpress and future products in our financial services segment than purchases by our trustee customers in the bankruptcy services segment.

    Due to the foregoing factors, many of which are beyond our control, our quarterly revenues and operating results may be increasingly difficult to forecast in the future. Although we have provided guidance to the market in the past regarding our corporate goals for quarterly and annual earnings, and may continue to do so in the future, it is possible that our future quarterly results of operations from time to time will not meet the expectations of securities analysts or investors or our own corporate goals, which could have a material adverse effect on the market price of our common stock.

Our Stock Price May Be Volatile Even if Our Quarterly Results do not Fluctuate Significantly

    If our quarterly results fluctuate, the market price for our common stock may fluctuate as well, and those fluctuations may be significant. Even if we continue to report stable increases in earnings, the market price of our common stock may become more volatile. There are a number of factors, beyond earnings, that can affect the market price of our common stock, including the following:

  •
  announcements of technological innovations or new products developed by us or our competitors;

  •
  the degree of customer acceptance of new products or enhancements offered by us; and

  •
  general market conditions and other economic factors.

    In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of stocks of technology companies and that have often been unrelated to the operating performance of particular companies. The market price of our common stock has been volatile and is likely to continue to be volatile.

We Depend on Ongoing Bankruptcy Filings

    Our bankruptcy services segment is highly dependent on the amount of liquidated asset proceeds on deposit with bankruptcy trustees and the number of bankruptcy filings in the United States. Economic fluctuations in the United States affect the number of bankruptcy filings and the dollar volume flowing through the federal bankruptcy system. A significant reduction in liquidated asset proceeds on deposit with bankruptcy trustees or the number of pending bankruptcy cases would have a material adverse effect on our bankruptcy services segment and our overall financial position, results of operations and cash flows.

There are a Limited Number of Potential Trustee Clients; The Bankruptcy Services Market is Highly Competitive

    There are a limited number of Chapter 7 and Chapter 13 trustees that can be served by the bankruptcy services segment of our business. We currently estimate that there is approximately $3.0 billion of liquidated asset proceeds on deposit being managed by approximately 1,700 Chapter 7 trustees, and that there were approximately 700,000 Chapter 13 cases pending at the end of 2000 managed by approximately 180 Chapter 13 trustees. There are several companies in the bankruptcy services market competing to sell to this limited group of trustee clients, and some of our competitors have substantially greater financial and marketing resources than does the Company. Our largest competitor (in market share and size) in both Chapter 7 and Chapter 13 is JP Morgan Chase Bank, and we also compete with other regional competitors in selected markets. Although there are presently a limited number of firms that offer bankruptcy services that directly compete with us, there can be no assurance that other firms with resources significantly greater than ours will not enter this market. Our future financial performance will depend on our ability to maintain existing trustee client accounts and to attract business from trustees who are currently using a competitor's software product.

    Because the number of bankruptcy trustees does not change to any meaningful extent, we can increase our bankruptcy services business only by (1) taking trustee business from our competitors, (2) increases in the amount of deposits of liquidated asset proceeds by our existing Chapter 7 trustee clients, (3) increases in the number of Chapter 13 cases managed by our existing Chapter 13 trustee clients, or (4) acquiring the business or assets of one of our bankruptcy services competitors (as we did with the DCI acquisition).

We Rely on Our National Marketing Arrangement for Chapter 7 Revenue

    Current regulation of Chapter 7 bankruptcy trustees has the practical effect of discouraging trustees from incurring direct administrative costs for computer expenses. Accordingly, we generate Chapter 7 revenue through an arrangement in which Chapter 7 trustee clients, in accordance with a licensing agreement with us, make deposits of liquidated asset proceeds with Bank of America (or in a limited number of cases to other depository banks), from whom we collect a monthly fee that includes a percentage of the total trustee funds on deposit. We promote our Chapter 7 product exclusively through a national marketing agreement with Bank of America that has been in place (originally with Nationsbank) since November 1993. This agreement has no fixed expiration date, but either party has the option to end the agreement upon six months notice. There can be no assurance that this agreement will not be terminated; termination of this agreement could have a material adverse effect on our Chapter 7 business and our overall financial condition and results of operations until and unless we can establish a replacement marketing arrangement or arrangements. Substantially all of our Chapter 7 revenues are collected through our relationship with Bank of America. Although we have other Chapter 7 banking relationships that either predate our relationship with Bank of America or were acquired as part of our acquisition of the DCI Chapter 7 business in November 1999, there can be no assurance that another marketing arrangement or arrangements could be found with terms comparable to those we have with Bank of America or at all.

    We have in the last three years provided customized software solutions, related integration services and marketing and strategic consulting services to Bank of America. The revenues from these products and projects were 20.5% and 15.2% of our total bankruptcy segment revenues in 2000 and 1999, respectively. Although we expect to continue to provide these types of products and services to Bank of America in the future, there can be no assurance that they will continue. It is likely that we would not continue to provide these types of products and services to Bank of America if our Chapter 7 national marketing arrangement with Bank of America were terminated by either of us.

Compliance with Government Regulations is Critical for Our Bankruptcy Software

    Although our products and services are not directly regulated by the government, the bankruptcy services segment customers, as bankruptcy trustees, are subject to significant regulation. Bankruptcy trustees are subject to the United States Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and local rules and procedures established by bankruptcy courts. The Executive Office for United States Trustees, a division of the United States Department of Justice, oversees bankruptcy trustees and establishes administrative rules governing trustees' activities. The success of our bankruptcy services segment has been, and will continue to be, dependent in part on our ability to develop and maintain products and provide services that allow trustees to perform their duties within applicable regulatory and judicial rules and procedures. There can be no assurance that future regulation will not limit or eliminate the ability of trustees to utilize fee-based products and services that we currently provide. Our failure to adapt our Chapter 7 and Chapter 13 products and services to changes in the Bankruptcy Code and applicable rules and procedures could have a material adverse effect on our business, financial position, results of operations and cash flows.

Bankruptcy Reform Legislation

    Bankruptcy reform legislation has been introduced in Congress in each of the last few years and was passed in 2000, but never signed into law by President Clinton. Legislation has again been introduced in 2001, and we believe a bill is likely to be passed this year. The current bankruptcy legislation, would tighten the rules for debtors filing for bankruptcy and could make the bankruptcy process more cumbersome for the debtors. While this legislation, if passed, could effect the number of bankruptcy filings, we do not think the current proposals would affect the aggregate Chapter 7 deposits held by our trustee clients in the foreseeable future, and we believe it might even increase the number of Chapter 13 filings. While we do not anticipate a negative impact on our bankruptcy business if the current legislation is passed, there can be no assurances that this bill or any future bankruptcy legislation will not adversely affect us.

Acquiring Businesses Creates Additional Risks for Us

    In the last two years, we acquired two businesses at a combined cost in excess of $16 million. We intend to continue to consider additional opportunities to acquire other companies, assets or product lines that complement or expand our existing business. Acquisitions involve a number of risks that could materially affect us, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key personnel of the acquired companies. Although we believe we have successfully integrated the DCI and PHiTECH businesses into our Company, any future acquisitions may prove more difficult to integrate or create new risks for us. There can be no assurance that any future acquisition will not have a material adverse effect on our business, financial position, results of operations and cash flows.

    We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and our common stock. If the consideration for an acquisition is paid in common stock, this could further dilute existing shareholders. Any amortization of a significant amount of goodwill or other assets resulting from an acquisition could materially affect our business, financial position, results of operations and cash flows.

Growth Creates Additional Challenges for Our Management

    We have experienced significant growth since we first publicly offered our common stock in February 1997. The growth we have experienced has created certain challenges for our management, which we believe we have met successfully. A continuing period of significant future growth could place a significant strain on our management, operations and other resources. Our ability to manage our anticipated future growth will require us to continue to invest in our operational, financial and information systems, and to attract, retain, motivate and effectively manage our employees. Our inability to manage any future growth effectively could have a material adverse effect on our business, financial position, results of operations and cash flows.

We Depend upon Our Key Personnel

    Our future success will depend in significant part upon the continued service of certain of our key technical and senior management personnel and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key personnel or that we can attract, assimilate and retain those employees in the future. While we have non-disclosure agreements and non-compete agreements with many of our employees, we do not have employment agreements with any of our executive officers. We maintain key-man life insurance policies on our Chairman and Chief Executive Officer and our President and Chief Operating Officer. The loss of the services of either of these persons or other key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect upon our business, financial position, results of operations and cash flows.

ITEM 2.  PROPERTIES

    The Company's corporate offices are located in a 30,000-square-foot facility leased in Kansas City, Kansas. In connection with corporate growth and the development of new products, this facility has been recently renovated with additional office space. The Kansas City lease expired in February 2001 and then became month to month. The leased facility is partially owned by a related party. See Item 12 "Certain Relationships and Related Transactions."

    As part of the PHiTECH acquisition, the Company assumed the sublease on approximately 4,192 square feet of office space in San Francisco. The Company intends to maintain this office space; the sublease terms are through December 1, 2002, with an option to renew for an additional five-year term.

    As part of the DCI acquisition, the Company assumed the lease on an approximately 6,580 square foot office in Memphis, Tennessee. The Company allowed that lease to expire at the end of its term in 2000.

ITEM 3.  LEGAL PROCEEDINGS

    The Company occasionally becomes involved in litigation arising in the normal course of business. The Company does not expect that the results in any such litigation will have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted in the fourth quarter of 2000 to a vote of security holders.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Information

    The Company's common stock is traded on the Nasdaq National Market under the symbol "EPIQ." Trading in the common stock commenced on the Nasdaq SmallCap Market on February 4, 1997, the date on which the Company closed the initial public offering of its Common Stock. On June 2, 1998, the common stock began trading on the Nasdaq National Market. The following table shows the reported high and low sales prices for the common stock for the calendar quarters of 2000 and 1999 as reported by Nasdaq (adjusted to reflect the 3 for 2 stock split effected as a 50% stock dividend paid by the Company on February 23, 2001):

	2000		1999
	High	Low	High	Low
First Quarter	$10.250	$6.167	$8.583	$5.083
Second Quarter	8.792	6.000	7.083	4.417
Third Quarter	11.000	6.958	7.417	5.750
Fourth Quarter	13.333	9.167	10.250	6.000

Holders

    As of March 21, 2001, there were approximately 2,200 record and beneficial owners of its Common Stock.

Dividends

    The Company has not paid any cash dividends on its common stock since its initial public offering ("IPO") in February 1997, other than one final cash dividend paid for periods prior to the IPO when the Company was taxed as a Subchapter S corporation under the Internal Revenue Code. The Company currently intends to retain any earnings for use in the operation and expansion of its business. The payment of future dividends is within the discretion of the Board of Directors and will depend upon the Company's future earnings, if any, its capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities

    On December 29, 2000, the Company completed a $13.5 million private placement of 1,350,000 newly issued shares of its common stock with six institutional investors at a purchase price of $10.00 per share. A.G. Edwards & Sons, Inc. acted as the placement agent for the offering. Net proceeds from the private placement of $12,542,787, after $957,213 in expenses, including the placement agent's fee, will be used by the Company to accelerate new product development, further expand sales and marketing, provide flexibility for potential acquisitions, repay its working capital and equipment lines of credit and for general corporate purposes. The Company issued the common stock in reliance on the exemption from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

	Fiscal Year Ended December 31,
	2000	1999	1998	1997	1996
INCOME STATEMENT DATA:
Operating revenues	$23,256,552	$14,820,400	$11,546,273	$8,389,144	$6,319,192
Net income	2,131,520	1,495,990	1,320,618	365,499	333,953
Pro forma net income				638,399	189,953
Net income per share—diluted	0.30	0.21	0.21	0.07	0.12
Pro forma net income per
share—diluted				0.13	0.07
BALANCE SHEET DATA:
Working capital	$13,032,314	$4,347,288	$12,190,920	$1,775,844	$(1,176,529)
Total assets	44,938,542	26,222,154	21,278,611	8,160,968	4,766,238
Long-term debt	923,833	66,894	109,300	889,046	1,242,660
Stockholders' equity	35,923,310	20,924,983	19,390,818	5,598,989	990,030

    Before February 4, 1997, the Company was a subchapter "S" corporation and, accordingly, federal and state income taxes were paid at the stockholder level only. Upon completion of a public offering of 2,400,000 shares of common stock, the Company changed its income tax status to a C corporation. At the time of becoming a C corporation, the Company accrued an income tax provision of $272,900 to record the deferred tax effects of temporary differences between financial statements and tax bases of assets and liabilities. Pro forma earnings information has been provided to reflect the effects of corporate income taxes on historical earnings, as if the Company had been subject to income taxes for all periods presented. Pro forma adjustments reflect the provision for corporate income taxes for 1996 and the elimination of the initial income tax provision for 1997, as discussed above.

    In May 1998, the Company completed a secondary public offering of 1,500,000 shares of common stock and received gross proceeds of $11,160,000. In June 1998, the underwriter exercised its over-allotment option associated with the secondary offering by purchasing 210,750 additional shares at a net price of $1,567,980.

    On November 29, 1999, the Company acquired substantially all of the business assets of DCI in a purchase business combination. The acquisition has been accounted for using the purchase method of accounting with the operating results of DCI included in the Company's statements of income since the date of acquisition. See Note 12 of Notes to Financial Statements.

    On March 17, 2000, the Company acquired substantially all of the business assets of PHiTECH in a purchase business combination. The acquisition has been accounted for using the purchase method of accounting with the operating results of PHiTECH included in the Company's statement of income since the date of acquisition. See Note 12 of Notes to Financial Statements.

    In December 2000, the Company completed a private placement of 1,350,000 shares of common stock and received gross proceeds of $13,500,000.

    All per share amounts have been adjusted to reflect the 3 for 2 stock split effected as a 50% stock dividend paid by the Company on February 23, 2001.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    After December 31, 2000, the Company's Board of Directors approved a 3 for 2 stock split effected as a 50% stock dividend, payable February 23, 2001, to holders of record as of February 8, 2001. The Company paid cash to shareholders in lieu of fractional shares. All per share amounts in the following discussion have been restated to reflect the stock dividend unless otherwise noted.

Results of Operations for the Years Ended December 31, 2000 and 1999

    Operating revenues increased 56.9% or $8,436,152 to $23,256,552 in 2000 compared to $14,820,400 in 1999. The growth in operating revenues was attributable to revenues generated by Chapter 7 bankruptcy services and from new revenues generated from financial services (March 17, 2000 acquisition of PHiTECH). The bankruptcy and related services revenue increased 34.3% or $5,085,402 to $19,905,802 in 2000 compared to $14,820,400 in 1999. The Company has an exclusive national marketing arrangement with Bank of America. The bank pays the Company a monthly fee based on the total dollar amount of Chapter 7 and 11 ("Chapter 7") deposits at Bank of America related to our trustee customers. The bank also pays fees for each new account conversion, account upgrades, software licensing, technology services, marketing and strategic consulting and electronic banking services. The increase in bankruptcy and related services revenue was due in part to the fees generated from the growth in new Chapter 7 trustee business as a result of the November 1999 DCI acquisition and additional new customer growth as well as increases in fees for licensing, marketing and strategic consulting and technology services. The licensing fees, marketing and strategic consulting fees, electronic banking services and technology services accounted for 20.5% of the bankruptcy and related services revenues for 2000 compared to 15.2% of the bankruptcy and related services revenues for 1999. The increase in Chapter 7 revenue was partially offset by a $731,050 decrease in Chapter 13 revenue, which was mainly a result of non-recurring hardware sales and CasePower related conversion fees in 1999 that related to Chapter 13 trustees upgrading to CasePower from a legacy product and to a lesser extent a decrease in noticing revenue. The financial services revenue related to the DataXpress product contributed $3,350,750 to the total revenue increase for 2000. This increase was a result of the acquisition of PHiTECH in March 2000.

    Total cost of sales increased 32.3% or $2,226,663 to $9,121,166 in 2000 compared to $6,894,503 in 1999. Total cost of sales as a percentage of operating revenues decreased to 39.2% in 2000 compared to 46.5% in 1999. Cost of goods and services for bankruptcy and related services increased 13.8% or $953,577 to $7,848,080 in 2000 compared to $6,894,503 in 1999. The financial services segment contributed $1,273,086 to the increase in the total cost of products and services for 2000. Bankruptcy and related cost of products and services, as a percentage of bankruptcy and related services revenues was 39.4% in 2000 compared to 46.5% in 1999. The decrease in this as a percentage of revenue was largely attributable to the increase in operating revenues from licensing fees, marketing and strategic consulting fees and technology services in 2000 as compared to 1999, as described above. Such fees are at a substantially higher gross margin than our historic Chapter 7 revenues. Depreciation and amortization increased 43.7% or $942,179 to $3,099,254 in 2000 compared to $2,157,075 in 1999, primarily due to the depreciation on additional equipment acquired with the DCI acquisition, the purchase of computer equipment as new trustees were added for the Company's Chapter 7 product and to a lesser extent equipment acquired with the March 2000 PHiTECH acquisition.

    Operating expenses increased 74.6% or $4,479,210 to $10,484,810 in 2000 compared to $6,005,600 in 1999. Operating expenses, as a percentage of operating revenues, were 45.1% in 2000 compared to 40.5% in 1999. The increase in operating expenses was due to increases in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses related to growth of the Company's Chapter 7 product and financial services products, amortization of goodwill and intangibles, acquisition related expenses and purchased in-process research and development. Sales and marketing expenses include sales and marketing salaries, trade shows costs, travel associated with Chapter 7 installations, and advertising costs. Sales and marketing expenses increased 58.9% or $670,230 to $1,807,652 in 2000 compared to $1,137,422 in 1999. Included in operating expenses in 2000 were acquisition related expenses of $413,657 and a charge for acquired in-process research and development ("IPRD") of $363,738; these two charges represent 17.4% of the increase. Included in operating expenses in 1999 were acquisition related expenses of $315,197 and a loss of $230,069 from the write-off of computer equipment, which represented 34.4% of the operating expense increase in 1999. Acquisition related expenses include costs related to potential acquisitions which were not consummated and indirect costs related to completed acquisition.

    The acquired IPRD related to PHiTECH's new, next-generation Java™-based product was approximately 80% complete at the time of the acquisition. At the acquisition date, the technological feasibility of the acquired technology had not been established and the technology had no alternative uses. The Company expended additional costs of approximately $64,000 during 2000 in order to achieve technological feasibility which was established in July 2000. Since technological feasibility was established, the Company has capitalized approximately $343,000 in expenditures as software development costs. As of December 31, 2000, the Company expects to incur approximately $520,000 in additional costs until the program is ready for general release which is expected to occur in the first half of 2001. Management expects the Company to access additional markets with this new technology.

    The value assigned to the IPRD was estimated using the cost approach. This approach includes estimating a replacement cost based on the cost expended to recreate the utility of the technology. Estimates were made of the amount of time and effort that would be spent redesigning and reprogramming multiplied by a standardized measure of software development activity, based on an estimate of the Company's current costs of development.

    The Company had net interest expense of $199,056 in 2000 compared to net interest income of $519,693 in 1999. The change from income to expense resulted in part from a reduction in interest income for 2000 due to the use of cash to expand the business through the DCI and PHiTECH acquisitions. The change was also due to an increase in interest expense as result of using the Company's $3,500,000 line of credit to finance a portion of the PHiTECH acquisition cost.

    The Company's effective tax rate was 38.2% for 2000 compared to 38.7% for 1999.

    Net income as a percentage of operating revenues decreased to 9.2% in 2000 from 10.1% in 1999. The decrease in net income as a percentage of operating revenues was largely due to the amortization of goodwill and intangibles, acquisition related charges, the purchased in-process research and development, the decrease in interest income and the increase in interest expense.

Results of Operations for the Years Ended December 31, 1999 and 1998

    Operating revenues increased 28.4% or $3,274,127 to $14,820,400 in 1999 compared to $11,546,273 in 1998. Approximately 92.2% of the growth in operating revenues was attributable to revenues generated by the Chapter 7 business. Chapter 7 revenues increased 47.5% or $3,018,599 to $9,374,028 in 1999 compared to $6,355,429 in 1998. The increase in Chapter 7 trustee business was due in part to the growth in new Chapter 7 trustee business for the Company, resulting in higher monthly fees paid to the Company and fees for electronic banking and technology services provided. Electronic banking and technology services accounted for approximately 15.2% of the bankruptcy and related services revenues in 1999 and was minor in 1998. Chapter 13 revenues increased 4.9% or $255,528 to $5,446,372 in 1999 compared to $5,190,844 in 1998. The relatively lower growth in Chapter 13 revenues was primarily due to servicing current Chapter 13 customers who had converted to the Company's CasePower system and the Company's emphasis on its Chapter 7 business and acquisitions.

    Total cost of sales increased 30.7% or $1,617,668 to $6,894,503 in 1999 compared to $5,276,835 in 1998. Total cost of sales as a percentage of operating revenues increased to 46.5% in 1999 compared to 45.7% in 1998. Cost of products and services for bankruptcy and related services increased 23.9% or $913,353 to $4,737,428 in 1999 compared to $3,824,075 in 1998. The increase in 1999 resulted principally from an increase in customer service expense to support the growth in Chapter 7 sales and expenses associated with providing technology services. Cost of products and services as a percentage of operating revenues decreased to 32.0% in 1999 compared to 33.1% in 1998. Depreciation and amortization increased 48.5% or $704,315 to $2,157,075 in 1999 compared to $1,452,760 in 1998, primarily due to the purchase of computer equipment for the Company's Chapter 7 product.

    Operating expenses increased 35.8% or $1,583,660 to $6,005,600 in 1999 compared to $4,421,940 in 1998. Operating expenses, as a percentage of operating revenues, were 40.5% in 1999 compared to 38.3% in 1998. The dollar increase in operating expenses was due to increases in general and administrative infrastructure necessary to support a higher level of revenues including additional sales and marketing expenses related to growth of the Company's Chapter 7 product, acquisition related expenses and the disposal of computer equipment. Sales and marketing expenses include sales and marketing salaries, trade shows costs, travel associated with Chapter 7 installations, and advertising costs. Sales and marketing expenses increased 41.3% or $332,297 to $1,137,422 in 1999 compared to $805,125 in 1998. Included in operating expenses in 1999 were acquisition related expenses of $315,197, which represented 19.9% of the operating expense increase in 1999. Also included in operating expenses was a loss of $230,069 from the write-off of computer equipment, which represented 14.5% of the operating expense increase. The Company acquired a significant amount of computer equipment with the DCI acquisition; with the assimilation of DCI it was necessary to standardize certain equipment for efficiency purposes going forward, and the Company, therefore, determined that certain older existing equipment with a net book value of $230,069 should be retired.

    Net interest income was $519,693 in 1999 compared to $302,359 in 1998. The increase resulted from the investment of the net proceeds from the sale of common stock in a secondary public offering completed in June 1998. Outstanding debt was also paid off with a portion of the net proceeds from the stock offering resulting in a reduction in interest expense.

    The Company's effective tax rate was 38.7% for 1999 compared to 38.6% for 1998.

    Net income as a percentage of operating revenues decreased to 10.1% in 1999 from 11.4% in the 1998. The decrease in the percentage of revenue was largely due to the acquisition related charges and the loss on disposal of computer equipment offset by the increase in interest income and the decrease in interest expense.

Liquidity and Capital Resources

    The Company's cash and cash equivalents and short-term investments increased to $16,377,916 as of December 31, 2000 compared to $5,492,848 as of December 31, 1999. The increase in cash and cash equivalents and short-term investments was attributable to the gross proceeds of $13,500,000 from the private placement of 1,350,000 shares of its common stock on December 29, 2000.

    The Company generated cash from operations of $3,733,878, $7,300,757 and $2,937,735 for the years ended December 31, 2000, 1999 and 1998, respectively. The cash flow generated from operations in 2000 consisted primarily of cash generated from net income plus depreciation and amortization, which were offset in part by the increase in accounts receivable and decrease in deferred revenue. The cash flow generated from operations in 1999 consisted primarily of net income plus depreciation and amortization and the increase in deferred revenue less an increase in accounts receivable. The deferred revenues increased in 1999 as a result of receiving $4.5 million from a national financial institution for various technology and integration services related to the DCI acquisition, of which a large portion was deferred for services remaining to be performed. In 2000, the deferred revenues decreased as these services were performed and the related revenues were recognized.

    The Company purchased property and equipment totaling $3,054,278, $2,796,929 and $3,421,690 in 2000, 1999 and 1998, respectively, which related principally to the installation of computer equipment for the Company's Chapter 7 product.

    On March 17, 2000, the Company completed the acquisition of PHiTECH of San Francisco, California, a provider of software and servicing for communications infrastructure and enterprise open file delivery (see Note 12 in the financial statements). The Company paid the purchase price from available cash and $3,500,000 of borrowings under the Company's previously unused line of credit. The maximum borrowing under the line of credit is $3,500,000, all of which was outstanding at December 31, 2000. No amounts were borrowed under this line of credit in 1999. The line of credit was renewed on June 20, 2000 and will expire on June 20, 2001, unless renewed. Principal on the line is due upon demand, and if no demand is made then upon expiration. The total principal outstanding on December 31, 2000 and accrued interest was paid to the bank on January 2, 2001.

    The Company also maintains a $2,500,000 line of credit to finance certain computer equipment purchases, which also expires on June 20, 2001. At December 31, 2000, there was $75,250 borrowed against this line of credit agreement. The principal with interest on this line was paid to the bank January 2, 2001.

    The Company believes that the cash generated from operations plus amounts available under the Company's lines of credit, will be sufficient to finance the Company's currently anticipated working capital and property and equipment expenditures for the foreseeable future.

Recent Accounting Pronouncements

    In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133. In June 1999, the FASB also issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, until January 1, 2001. SFAS No. 133, as amended by SFAS No. 138, requires, among other things, that all derivatives be recognized in the balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship. If such a relationship exists, changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported in income. As the Company does not hold any derivatives or embedded derivatives as defined by the statements, the adoption of the statements on January 1, 2001, did not result in a transition adjustment.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. We are currently exposed to credit risk on credit extended to customers and interest risk on capital lease obligations and short-term investments. We actively monitor these risks through a variety of controlled procedures involving senior management. We do not currently use any derivative financial instruments. Based on the controls in place, credit worthiness of the customer base and the relative size of these financial instruments, we believe the risk associated with these instruments will not have a material adverse affect on our business, financial position, results of operations and cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements appear following Item 14 of this Report. See Financial Statements.

Supplementary Data—Quarterly Financial Information

    The following table sets forth quarterly unaudited financial data for the quarters of fiscal years 2000 and 1999. Net income per share-diluted has been restated for all quarters presented to reflect the 3 for 2 stock split effected as a 50% stock dividend paid by the Company on February 23, 2001.

	Quarters
	1st	2nd	3rd	4th
Fiscal Year 2000
Operating revenues	$4,987,977	$5,764,795	$6,094,284	$6,409,496
Gross profit	3,071,398	3,524,250	3,676,446	3,863,292
Net income	206,979	569,061	677,062	678,418
Net income per share—diluted	0.03	0.08	0.09	0.09
Fiscal Year 1999
Operating revenues	$3,429,910	$3,629,239	$3,972,533	$3,788,718
Gross profit	1,826,311	1,852,647	2,223,063	2,023,876
Net income	411,592	477,712	605,100	1,586
Net income per share—diluted	0.06	0.07	0.08	0.00

    On November 29, 1999, the Company acquired substantially all of the business assets of DCI in a purchase business combination. The acquisition has been accounted for using the purchase method of accounting with the operating results of DCI included in the Company's statement of income since the date of acquisition. See Note 12 of Notes to Financial Statements.

    On March 17, 2000, the Company acquired substantially all of the business assets of PHiTECH in a purchase business combination. The acquisition has been accounted for using the purchase method of accounting with the operating results of PHiTECH included in the Company's statements of income since the date of acquisition. See Note 12 of Notes to Financial Statements.

    In December 2000, the Company completed a private placement of 1,350,000 shares of common stock and received gross proceeds of $13,500,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On September 27, 2000, the Company engaged Deloitte & Touche LLP, as independent auditors for purposes of auditing the Company's financial statements for the year ended December 31, 2000, as reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  Exhibits are listed on the Index to Exhibits at the end of this Report.

    (b)  Financial Statements.  The following financial statements are contained on pages F-1 through F-19 of this Report:

    Independent Auditors' Report
    Balance Sheets—December 31, 2000 and 1999
    Statements of Income—Years Ended December 31, 2000, 1999 and 1998
    Statements of Changes in Stockholders' Equity—Years Ended December 31, 2000, 1999 and 1998
    Statements of Cash Flows—Years Ended December 31, 2000, 1999 and 1998
    Notes to Financial Statements

    (c)  Reports on Form 8-K

    A Current Report on Form 8-K was filed on October 3, 2000, reporting that the Company changed independent auditors.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: March 23, 2001	EPIQ SYSTEMS, INC.
	By:	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director

    In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2001.

Signature	Name and Title	Date

/s/ TOM W. OLOFSON	Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director	March 23, 2001
/s/ CHRISTOPHER E. OLOFSON	Christopher E. Olofson President, Chief Operating Officer and Director	March 23, 2001
/s/ JANICE E. KATTERHENRY	Janice E. Katterhenry Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 23, 2001
/s/ MICHAEL A. RIDER	Michael A. Rider Controller (Principal Accounting Officer)	March 23, 2001
/s/ ROBERT C. LEVY	Robert C. Levy Director	March 23, 2001
/s/ W. BRYAN SATTERLEE	W. Bryan Satterlee Director	March 23, 2001
/s/ EDWARD M. CONNOLLY, JR.	Edward M. Connolly, Jr. Director	March 23, 2001

INDEPENDENT AUDITORS' REPORT

Board of Directors
EPIQ Systems, Inc.
Kansas City, Kansas

    We have audited the accompanying balance sheet of EPIQ Systems, Inc. (formerly Electronic Processing, Inc.) (the "Company") as of December 31, 2000, and the related statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 1999 and each of the two years then ended were audited by other auditors whose report, dated February 25, 2000, expressed an unqualified opinion on those statements.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of EPIQ Systems, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 23, 2001

EPIQ SYSTEMS, INC.
(FORMERLY ELECTRONIC PROCESSING, INC.)

BALANCE SHEETS

	December 31, 2000	December 31, 1999
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$15,127,916	$1,642,848
Short-term investments	1,250,000	3,850,000
Accounts receivable, trade, less allowance for doubtful accounts of $30,560 and $5,000, respectively	3,579,874	1,954,806
Prepaid expenses and other	222,206	167,990
Deferred income taxes	279,000	85,700
Refundable income taxes		107,063

Total Current Assets	20,458,996	7,808,407
PROPERTY AND EQUIPMENT:
Furniture and fixtures	952,525	667,905
Computer equipment	9,949,232	7,753,615
Office equipment	398,183	269,961
Leasehold improvements	1,073,598	941,393
Transportation equipment	14,969	14,969

	12,388,507	9,647,843
Less accumulated depreciation and amortization	(5,443,901)	(3,338,323)

Total Property and Equipment, net	6,944,606	6,309,520
SOFTWARE DEVELOPMENT COSTS, Net	2,811,244	2,252,917
OTHER ASSETS:
Goodwill, net of accumulated amortization of $1,067,280 and $74,850, respectively	12,374,104	8,705,250
Other intangibles, net of accumulated amortization of $240,580 and $9,524, respectively	2,309,420	1,140,476
Other	40,172	5,584

Total Other Assets, net	14,723,696	9,851,310

	$44,938,542	$26,222,154

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
(FORMERLY ELECTRONIC PROCESSING, INC.)

BALANCE SHEETS

	December 31, 2000	December 31, 1999
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Short-term borrowings	$3,575,250
Accounts payable	1,753,318	$762,958
Accrued expenses	499,208	588,189
Income taxes payable	164,000
Deferred revenue	1,070,910	2,067,566
Current portion of deferred acquisition price	226,159
Current maturities of long-term obligations	137,837	42,406

Total Current Liabilities	7,426,682	3,461,119
DEFERRED REVENUE	138,717	1,176,458
LONG-TERM OBLIGATIONS (less current portion)	295,278	66,894
DEFERRED ACQUISITION PRICE (less current portion)	628,555
DEFERRED INCOME TAXES	526,000	592,700

Total Liabilities	9,015,232	5,297,171
STOCKHOLDERS' EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; authorized 20,000,000 and 10,000,000 shares at 2000 and 1999, respectively; issued and outstanding — 8,374,452 and 4,642,068 shares at 2000 and 1999, respectively	83,745	46,421
Additional paid-in capital	30,528,448	17,698,965
Retained earnings	5,311,117	3,179,597

Total Stockholders' Equity	35,923,310	20,924,983

	$44,938,542	$26,222,154

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
(FORMERLY ELECTRONIC PROCESSING, INC.)

STATEMENTS OF INCOME

	Years ended December 31,
	2000	1999	1998
OPERATING REVENUES	$23,256,552	$14,820,400	$11,546,273

COST OF SALES:
Cost of products and services	6,021,912	4,737,428	3,824,075
Depreciation and amortization	3,099,254	2,157,075	1,452,760

	9,121,166	6,894,503	5,276,835

GROSS PROFIT	14,135,386	7,925,897	6,269,438

OPERATING EXPENSES:
General and administrative	8,217,114	5,235,676	4,267,846
Depreciation	266,815	161,337	154,094
Amortization-goodwill/intangibles	1,223,486	63,321
Acquisition related	413,657	315,197
Purchased in-process research and development	363,738
Loss on disposal of computer equipment		230,069

	10,484,810	6,005,600	4,421,940

INCOME FROM OPERATIONS	3,650,576	1,920,297	1,847,498

INTEREST INCOME (EXPENSE):
Interest income	160,705	537,162	392,114
Interest expense	(359,761)	(17,469)	(89,755)

	(199,056)	519,693	302,359

INCOME BEFORE INCOME TAXES	3,451,520	2,439,990	2,149,857
PROVISION FOR INCOME TAXES	1,320,000	944,000	829,239

NET INCOME	$2,131,520	$1,495,990	$1,320,618

NET INCOME PER SHARE INFORMATION:
Basic	$0.30	$0.22	$0.21

Diluted	$0.30	$0.21	$0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,992,312	6,955,233	6,190,019

Diluted	7,218,309	7,171,215	6,424,641

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
(FORMERLY ELECTRONIC PROCESSING, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

	Year Ended December 31,
	2000	1999	1998
PREFERRED SHARES (2,000,000 authorized as of December 31, 2000 and 1999, respectively):

COMMON SHARES (20,000,000, 10,000,000 and 10,000,000 authorized as of December 31, 2000, 1999 and 1998, respectively):
Shares, beginning of year	4,642,068	4,633,268	3,400,000
Shares issued upon exercise of options and warrants	40,900	8,800	92,768
Shares issued in secondary public offering			1,140,500
Shares issued in private placement of stock	900,000
Stock split	2,791,484

Shares, end of year	8,374,452	4,642,068	4,633,268

COMMON STOCK—PAR VALUE $.01 PER SHARE:
Balance, beginning of year	$46,421	$46,333	$34,000
Shares issued upon exercise of options and warrants, including related tax benefit	409	88	928
Net proceeds from secondary public offering			11,405
Net proceeds from private placement of stock	9,000
Stock split	27,915

Balance, end of year	83,745	46,421	46,333

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	17,698,965	17,660,878	5,202,000
Shares issued upon exercise of options and warrants, including related tax benefit	323,611	38,087	60,972
Net proceeds from secondary public offering			12,397,906
Net proceeds from private placement of stock	12,533,787
Stock split	(27,915)

Balance, end of year	30,528,448	17,698,965	17,660,878

RETAINED EARNINGS:
Balance, beginning of year	3,179,597	1,683,607	362,989
Net income	2,131,520	1,495,990	1,320,618

Balance, end of year	5,311,117	3,179,597	1,683,607

TOTAL STOCKHOLDERS' EQUITY	$35,923,310	$20,924,983	$19,390,818

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
(FORMERLY ELECTRONIC PROCESSING, INC.)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,131,520	$1,495,990	$1,320,618
Adjustments to reconcile net income to net cash from operating activities:
Provision (benefit) for deferred income taxes	(260,000)	16,860	188,511
Depreciation and amortization	2,582,907	1,793,413	1,182,452
Amortization of software development costs	783,162	524,998	422,389
Amortization of goodwill and other intangible assets	1,223,486	63,321	2,013
In-process research and development acquired	363,738
Loss on disposal of equipment	104,252	303,393	35,862
Accretion of discount on purchase agreement obligation	57,485
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(1,386,830)	(323,303)	(471,879)
Prepaid expenses and other assets	(69,179)	126,362	(107,272)
Accounts payable and accrued expenses	811,736	175,434	385,329
Deferred revenue	(2,879,462)	3,244,024
Income taxes payable/refundable	271,063	(119,735)	(20,288)

Net cash from operating activities	3,733,878	7,300,757	2,937,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,054,278)	(2,796,929)	(3,421,690)
Proceeds from sale of property and equipment	162,358	307,613	16,814
Software development costs	(979,795)	(660,969)	(1,041,960)
Cash paid for acquisition of business, net of cash acquired	(5,334,473)	(10,056,904)
Net sales (purchases) of short-term investments	2,600,000	6,850,000	(10,700,000)

Net cash from investing activities	(6,606,188)	(6,357,189)	(15,146,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowings on lines of credit	3,575,250		967,270
Principal payments under capital lease obligations	(84,679)	(159,151)	(368,435)
Principal payments on long-term debt			(1,875,922)
Net proceeds from stock issuance	12,542,787		12,409,311
Proceeds from exercise of stock options and warrants	324,020	38,175	61,900

Net cash from financing activities	16,357,378	(120,976)	11,194,124

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,485,068	822,592	(1,014,977)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,642,848	820,256	1,835,233

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,127,916	$1,642,848	$820,256

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
(FORMERLY ELECTRONIC PROCESSING, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

    EPIQ Systems, Inc. (formerly Electronic Processing, Inc.) (the "Company") develops, markets and licenses proprietary software solutions for workflow management, electronic banking and communications infrastructure that serve the bankruptcy management and financial services markets. The Company serves a national client base with specialty products developed in current technologies that streamline the internal business operations of its customers. The products are accompanied by a high level of coordinated support including network integration, post-installation support and value added services.

Common Stock Split

    On January 24, 2001, the Company announced that its Board of Directors had approved a 3 for 2 stock split effected as a 50% stock dividend, payable February 23, 2001, to holders of record as of February 8, 2001. The Company paid cash to shareholders in lieu of fractional shares. All per share and shares outstanding data in the statements of income and notes to the financial statements have been retroactively restated to reflect the stock split.

Cash and Cash Equivalents

    Cash and cash equivalents include cash on hand and in banks and all liquid investments with original maturities of three months or less.

Short-Term Investments

    Debt and marketable equity securities which the Company holds for short-term investment purposes are classified as available-for-sale securities and are carried at fair value. At December 31, 2000 and 1999, short-term investments consisted of Auction Rate Certificates, which are floating rate investments based on pooled State and Federal agency securities. Such investments trade at par so no realized or unrealized gains or losses were present during 2000, 1999 or 1998.

Property and Equipment

    Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful life of each asset as follows:

Furniture and fixtures	5-10 years
Computer equipment	3-5 years
Office equipment	5-10 years
Transportation equipment	3-5 years

    Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives (5-10 years) of the improvements.

Software Development Costs

    Certain internal software development costs incurred in the creation of computer software products are capitalized once technological feasibility has been established. Prior to the completion of a detail program design, development costs are expensed and shown as general and administrative expenses on the statements of income. Capitalized costs are amortized based on current and estimated future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, not to exceed five years.

Intangible Assets

    The excess of cost over fair value of net assets acquired, customer contracts, and tradenames in the PHiTECH, Inc. ("PHiTECH") acquisition are each being amortized on a straight-line basis over 10 years. The excess of cost over fair value of net assets acquired and customer contracts in the DCI Chapter 7 Solutions, Inc. ("DCI") acquisitions are each being amortized on a straight-line basis over 14 years. The agreements not to compete for PHiTECH and DCI are being amortized on a straight-line basis over the lives of the agreements which is 4 years and 5 years, respectively.

Impairment of Long-lived Assets

    The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment long-lived assets and identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, and has concluded no financial statement adjustment is required.

Income Taxes

    The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Stock-Based Compensation

    The Company accounts for stock based compensation for employees in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related Interpretations and makes the pro forma information disclosures in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation.

Revenue Recognition

    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 Revenue Recognition. SAB No.  101, as amended, was adopted by the Company in the fourth quarter of fiscal year 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

    For the Company's Chapter 7 bankruptcy software product, monthly fees are received from a national financial institution and revenues are recognized after the product is installed and deposits are transferred based on the level of trustees' deposits with that institution. Revenues for Chapter 13 processing and noticing are recorded monthly at the completion of the services based on the trustees' month-end caseloads. All other ancillary fees are recognized as the services are provided.

    The financial services revenues and a portion of the bankruptcy and related revenues are derived from software licensing, consulting services and maintenance fees. Licensing fees are recorded as revenue following delivery, installation and acceptance. Consulting revenue is recognized in the period in which the services are performed and in certain circumstances, based on the nature of the arrangement, are recognized on the percentage of completion method. Maintenance fees are collected in advance and recognized on a straight-line basis as revenue over the life of the maintenance contract.

    At the time of the acquisition of the assets of DCI on November 29, 1999, the Company received $4,500,000 from a national financial institution for various technology and general integration services. The Company has accounted for this payment as a multiple element project with the revenues being recorded as such elements are completed and delivered, primarily using the percentage of completion method. As of December 31, 2000 and 1999, $345,668 and $3,244,024 respectively, was included as deferred revenue.

Comprehensive Income

    The Company has no components of other comprehensive income, therefore comprehensive income equals net income for each of the three years ended December 31, 2000, 1999 and 1998.

Net Income Per Share

    Basic net income per share was computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

Segment Information

    In fiscal year 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments as well as related disclosures about products and services, geographic areas, and major customers. In determining the Company's reportable segments under the provisions of SFAS No. 131, the Company examines the way it organizes its business internally for making operating decisions and assessing business performance. Nearly all of the Company's revenues are derived from sources within the United States of America, and all of its long-lived assets are located in the United States of America.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

    In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133. In June 1999, the FASB also issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, until January 1, 2001. SFAS No. 133, as amended by SFAS No. 138, requires, among other things, that all derivatives be recognized in the balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship. If such a relationship exists, changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported in income. As the Company does not hold any derivatives or embedded derivatives as defined by the statements, the adoption of the statement on January 1, 2001, will not result in a transition adjustment.

Reclassification

    Certain reclassifications have been made to the prior years' financial statements to conform with the current year's financial statement presentation.

NOTE 2:  SOFTWARE DEVELOPMENT COSTS

    The following is a summary of software development costs capitalized:

	2000	1999
Amounts capitalized, beginning of year	$3,431,165	$2,670,196

Development costs capitalized	979,795	660,969
Acquisitions	361,694	100,000

Amounts capitalized, end of year	4,772,654	3,431,165
Accumulated amortization, end of year	(1,961,410)	(1,178,248)

Net software development costs	$2,811,244	$2,252,917

    Included in the above are development costs relating to products not yet released. Such costs totaled $1,144,768 and $432,663 at December 31, 2000 and 1999, respectively.

NOTE 3:  LINES OF CREDIT AND LONG-TERM OBLIGATIONS

Lines of Credit

    On September 27, 1999, the Company entered into two lines of credit agreements with a bank. The lines of credit were for equipment financing (the "Equipment Line") and for working capital (the "Working Capital Line"). Each line of credit had a maturity date of October 1, 2000, allowed for maximum borrowings of up to $2,500,000 and accrued variable rate interest, revised daily, equal to the New York Prime Rate as published in the Wall Street Journal. Borrowings under the Equipment Line are secured by computer equipment and are due on demand, or if not demanded, in amounts equal to 1/36th of the outstanding principal balance, with interest payable monthly. Borrowings under the Working Capital Line are unsecured, however, this line contains certain financial covenants pertaining to the maintenance of certain earnings, net worth and debt to net worth ratios. There were no borrowings under these lines during 1999.

    On February 8, 2000, the maximum available borrowings under the Working Capital Line was increased to $3,500,000. On March 17, 2000, the Company received an advance of $3,500,000 against this line that was utilized to partially fund the PHiTECH acquisition. Borrowings under this line are due on demand, and if not demanded, upon expiration of the line and interest is payable monthly. As of December 31, 2000, the entire amount remained outstanding under this line.

    On June 20, 2000, both lines were renewed to expire on June 20, 2001, unless renewed.

    On October 27, 2000, the Company borrowed $79,212 under the Equipment Line to finance the purchase of computer equipment. As of December 31, 2000, $75,250 remained outstanding and $2,424,750 remained available under this line.

    At December 31, 2000, the variable interest rate on the lines, as defined above, was 9.5%. The Company was in compliance with all of the financial covenants under the Working Capital Line as of and for the years ended December 31, 2000 and 1999.

    On January 2, 2001, all of the outstanding borrowings, plus accrued interest, under both lines was repaid.

Obligations under Capital Leases

    Capital leases are for the use of office equipment for no more than five years, expiring through August 2004. Aggregate annual payments for these obligations at December 31, 2000 are as follows:

Amount
2001	$179,135
2002	156,283
2003	111,593
2004	68,168

Future minimum lease payments	515,179
Less amount representing interest	(82,064)

Present value of future minimum lease payments	433,115
Less current maturities	(137,837)

Noncurrent portion	$295,278

    For the above obligations, the carrying value approximates the fair value.

    As of December 31, 2000 and 1999 property and equipment include the following assets under capital leases:

	2000	1999
Office equipment	$549,693	$218,205
Less accumulated amortization	(99,023)	(70,648)

	$450,670	$147,557

NOTE 4:  OPERATING LEASES

    The Company has two non-cancelable operating leases for office space, one for office space in San Francisco which expires in November 2002, and one for office space in Kansas City, Kansas, which expired in February 2001 and then became month to month. The San Francisco lease is renewable for an additional 5-year term, expiring in November 2007. An officer/principal shareholder of the Company is a partner in the partnership that leases the Kansas City office space to the Company. Both leases require the Company to pay all executory costs (property taxes, maintenance and insurance). Additionally, the Company has non-cancelable operating leases for various office equipment, apartments and automobiles expiring through June 2005.

    Future minimum lease payments at December 31, 2000 are as follows:

2001	$308,300
2002	196,454
2003	71,387
2004	65,325
2005 and thereafter	7,459

$648,925

    Rental expense was $506,559, $309,686 and $356,493 for the years ended December 31, 2000, 1999 and 1998, respectively. Included in rental expense was $162,400, $157,800 and $154,000 paid to the related party above for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 5:  RELATED PARTY TRANSACTIONS

    The Company recorded receivables from the related party disclosed in Note 4 for reimbursement of property taxes of $34,658 and $32,923 as of December 31, 2000 and 1999, respectively. Reimbursement for property taxes amounted to $33,138 for the year ended December 31, 1998. The receivable balance as of December 31, 1999 was reimbursed during 2000.

    The related party reimbursed the Company for consulting services in the amount of $19,000 for the year ended December 31, 1998. There were no such reimbursements for the years ended December 31, 2000 and 1999.

    The officer/principal shareholder reimbursed the Company for expenses paid on his behalf in the amount of $30,000 for the year ended December 31, 1998. There were no such reimbursements for the years ended December 31, 2000 and 1999.

NOTE 6:  PROFIT SHARING PLAN

    The Company has a defined contribution 401(k) plan covering substantially all employees. The Company matches 60% of the first 10% of employee contributions and also has the option of making discretionary contributions. Contributions amounted to $202,833, $122,025 and $96,825 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 7:  STOCKHOLDERS' EQUITY

    In May 1998, the Company completed a secondary public offering of 1,500,000 shares of common stock and received gross proceeds of $11,160,000. In June 1998, the underwriter exercised its over-allotment option associated with the secondary offering by purchasing 210,750 additional shares at a net price of $1,567,980.

    On July 19, 1999, the shareholders approved amending the Articles of Incorporation of the Company by authorizing the issuance of up to 2,000,000 shares of $1 par value preferred stock.

    On June 7, 2000, the shareholders approved amending the Articles of Incorporation of the Company to increase the number of authorized common shares to 20,000,000 from 10,000,000.

    On December 29, 2000, the Company completed a private placement of 1,350,000 shares of its common stock and received gross proceeds of $13,500,000.

    In connection with the initial public offering, the Company issued warrants to purchase 240,000 shares of stock at $2.80 per share to its underwriters which expire at the close of business on February 3, 2002. During the year ended December 31, 1998, 156,300 warrants were converted in a cashless exercise, resulting in 116,052 shares of stock being issued and 12,000 warrants were exercised for their exercise price, resulting in the issuance of an additional 12,000 shares of common stock. At December 31, 2000, 1999 and 1998, warrants to purchase 71,700 shares of stock remained outstanding. In January 2001, 69,113 warrants were exercised for their exercise price, resulting in the issuance of an additional 69,113 shares of common stock, leaving 2,587 warrants outstanding.

NOTE 8:  INCOME TAXES

    The provision (benefit) for income taxes includes the following components:

	2000	1999	1998
Taxes currently payable:
Federal	$1,300,000	$762,850	$527,191
States	280,000	164,290	113,537

Total	1,580,000	927,140	640,728
Deferred income taxes	(260,000)	16,860	188,511

	$1,320,000	$944,000	$829,239

    A reconciliation of the provision for income taxes at the statutory rate to provision for income taxes at the Company's effective rate is shown below:

	2000	1999	1998
Computed at the statutory rate (34%)	$1,174,000	$830,000	$731,000
Increase in taxes resulting from:
Nondeductible expenses and nontaxable income	26,000	32,400	29,300
State income taxes, net of federal tax effect and other	120,000	81,600	68,939

Tax provision	$1,320,000	$944,000	$829,239

    The tax effects of temporary differences related to deferred taxes shown on the accompanying balance sheets are as follows:

	2000	1999
Deferred tax assets:
Allowance for doubtful accounts	$12,000	$1,900
Accrued compensated absences	123,000	78,800
Accrued stock options	13,000	15,000
Deferred revenue	131,000
Intangible assets	138,000	97,500

	417,000	193,200
Deferred tax liabilities:
Property and equipment	664,000	700,200

	$(247,000)	$(507,000)

    The above net deferred tax liability is presented on the balance sheets as follows:

	2000	1999
Deferred income taxes—current	$279,000	$85,700
Deferred income taxes—long-term	(526,000)	(592,700)

	$(247,000)	$(507,000)

NOTE 9:  NET INCOME PER SHARE

    The details of the basic and diluted net income per share calculations are as follows:

	2000			1999			1998
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic net income per share:
Income available to common shareholders	$2,131,520	6,992,312	$.30	$1,495,990	6,955,233	$.22	$1,320,618	6,190,019	$.21

Effect of dilutive securities:
Warrants		48,645			30,141			46,468
Stock options		177,352			185,841			188,154

Diluted net income per share:
Income available to common shareholders and assumed conversions	$2,131,520	7,218,309	$.30	$1,495,990	7,171,215	$.21	$1,320,618	6,424,641	$.21

    As of December 31, 2000, 1999 and 1998, the Company had 10,124, 104,250 and 104,250 options outstanding, respectively, which were anti-dilutive and, therefore, not considered in the diluted earnings per share calculation above.

NOTE 10:  STOCK OPTIONS

    The Company's 1995 Stock Option Plan (the "Plan") was adopted by the Board of Directors on October 17, 1995 and approved by the shareholders of the Company on that day. As adopted, the Plan provided that options to purchase a maximum of 405,000 shares of common stock may be granted. The shareholders have approved two separate amendments to the Plan in 1998 and 2000 to increase the maximum number of shares of common stock available under the Plan to 1,200,000. Under the Plan, the option price may not be less than 85% of the fair market value of the common stock on the date of grant non-qualified stock option and not less than 100% of the fair market value of the common stock on the date of grant for an incentive stock option ("ISO").

    The Board of Directors administers the Plan and has discretion to determine the term of an option, which may not be exercised more than 10 years after the date of grant. In the case of an ISO granted to an employee owning more than 10% of the voting stock of the Company, the term may not exceed five years from the date of grant. Options may not be transferred by an optionee except by will or the laws of descent and distribution and are exercisable during the lifetime of an optionee only by the optionee or the optionee's guardian or legal representatives. Assuming the option is otherwise still exercisable, options must be exercised within one year after a termination of employment due to death, one year after a termination of employment due to disability, and three months after any other termination of employment.

    The Board of Directors may require in its discretion that any option granted becomes exercisable only in installments or after some minimum period of time, or both. The options vesting schedule ranges from immediately to five years.

    At December 31, 2000, 425,775 options were available for future grants.

    A summary of the Company's stock options outstanding as of December 31, 2000, 1999 and 1998 is presented below:

	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	683,475	$5.35	537,975	$4.84	337,500	$3.10
Granted	149,250	7.43	198,750	6.46	256,875	6.95
Forfeited	(82,800)	6.53	(40,050)	5.37	(45,300)	4.35
Exercised	(61,350)	4.16	(13,200)	2.89	(11,100)	2.55

Outstanding, end of year	688,575	5.77	683,475	5.35	537,975	4.84

    Weighted-average fair value of options granted during the year 2000, 1999 and 1998 were $5.13, $6.41 and $7.00, respectively.

    The following table summarizes information about stock options under the plan outstanding at December 31, 2000:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.33 to $3.30	170,850	6.3 years	$2.70	123,150	$2.77
$4.53 to $6.67	223,500	7.9 years	5.70	139,048	5.45
$7.00 to $9.00	294,225	8.3 years	7.60	93,300	7.78

	688,575			355,498

    The Company accounts for this plan under APB Opinion No. 25, under which only an immaterial amount of compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates using FASB Statement No. 123, the Company's December 31, 2000, 1999 and 1998 net income and net income per share would have been reduced to the following pro forma amounts:

		2000	1999	1998
Net income	As reported	$2,131,520	$1,495,990	$1,320,618
	Pro forma	$1,838,578	$1,076,109	$820,925
Net income per share— Basic	As reported	$.30	$.22	$.21
	Pro forma	$.26	$.15	$.13
Net income per share— Diluted	As reported	$.30	$.21	$.21
	Pro forma	$.25	$.15	$.13

    Pro forma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of stock options.

    The fair value of the above options was estimated at the date of grant using the Black-Scholes option-pricing model with the following key assumptions:

	2000	1999	1998
Expected life (years)	6.75	6.75	6.75
Volatility	67%	237%	238%
Risk-free interest rate	5.9% - 6.4%	5.0% - 6.7%	5.0% - 6.7%
Dividend yield	0%	0%	0%

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 11:  SIGNIFICANT CUSTOMER AND CONCENTRATION

    For its Chapter 7 software product, the Company collects revenue from its Chapter 7 trustee clients through an exclusive marketing arrangement with a national financial institution in which the Company receives revenues based on the level of trustees' deposits with that institution as well as for other services. Revenues recognized by the Company from this financial institution as a result of these arrangements were $14,609,818 for 2000, $9,316,561 for 1999 and $6,301,386 for 1998. The revenues consist of fees from deposits, conversions, upgrades, electronic banking services, technology services and marketing and consulting services. The majority of the increase in 2000 and 1999 was from electronic banking, technology, licensing fees and marketing and consulting services.

    Additionally, that institution represented approximately 69% and 66% of the Company's December 31, 2000 and 1999 accounts receivable balance, respectively.

NOTE 12:  BUSINESS ACQUISITION

    On March 17, 2000, the Company acquired substantially all of the business assets of PHiTECH, a California corporation that provides software-based solutions that enable corporate customers to route, secure and format business-critical data over the Internet and private networks using a wide variety of web-based and legacy communications protocols. The Company plans to further develop the next-generation software product. The acquisition has been accounted for using the purchase method of accounting with the operating results of PHiTECH included in the Company's statement of income since the date of acquisition.

    The total value of the transaction was $7,109,435, of which $5,338,441 was paid in cash (partially financed with short-term borrowings under a line of credit, see Note 3), $797,229 was deferred in the form of a non-interest bearing note with a face value of $1,000,000 discounted using an implied rate of 9% per year and $973,765 represented assumed liabilities. The note is payable in four annual installments of $250,000, beginning thirteen months after the date of acquisition and is presented as deferred acquisition price on the balance sheet. The purchase price was allocated to net tangible assets of $322,719, software of $361,694, a non-compete agreement of $50,000, and $363,738 was allocated to acquired in-process research and development ("IPRD") and treated as a charge to earnings reducing after tax income for 2000 by $216,788 or $.03 per share on a diluted basis. The acquired IPRD related to PHiTECH's new, next-generation Java™-based product, which EPIQ was in the process of completing in the first quarter of 2001, and was approximately 80% complete at the time of the acquisition. The remainder of the purchase price, $6,011,284, was allocated as follows: $650,000 to trade names, $700,000 to customer contracts and $4,661,284 to goodwill, which are being amortized on a straight-line basis over 10 years.

    On November 29, 1999, the Company acquired substantially all of the business assets of DCI in a purchase business combination with the operating results of DCI included in the Company's statements of income since the date of acquisition. The purchase price totaled $10,056,904, and was paid entirely in cash. The purchase price was allocated to net tangible assets of $107,330, software of $100,000, and a non-compete agreement of $250,000. The remainder of the purchase price was allocated to customer contracts of $900,000 and goodwill of $8,699,574, which are being amortized on a straight-line basis over 14 years.

    With the DCI acquisition, the Company acquired a significant amount of computer equipment; with the assimilation of DCI, it was necessary to standardize certain equipment for efficiency purposes going forward, and the Company, therefore, determined that certain older existing equipment with a net book value of $230,069 should be retired.

    The Company capitalized direct costs of approximately $49,000 and $80,000 in conjunction with the acquisitions of DCI and PHiTECH, respectively. Costs related to potential acquisitions which were not consummated and indirect costs related to completed acquisitions are charged to expense as incurred and are reflected as acquisition related expenses on the statements of income.

    Unaudited pro forma operations assuming the purchases were made at the beginning of each year are shown below:

	Year Ended December 31, 2000	Year Ended December 31, 1999
Operating Revenues	$23,550,243	$18,462,481
Net Income	1,961,170	79,582
Net Income Per Share:
Basic	$0.28	$0.01
Diluted	$0.27	$0.01

    The Pro Forma information is not necessarily indicative of what would have occurred had the acquisitions been completed on those dates, nor is it necessarily indicative of future operations.

    Pro forma data reflect the difference in amortization expense between the Company and the acquired companies as well as a reduction in interest income based on the utilization of interest-bearing investments to purchase the acquirees and interest expense related to borrowings to finance the PHiTECH acquisition.

NOTE 13:  SEGMENT REPORTING

    The Company has three operating segments in which it allocates resources and assesses performance: Chapter 7 and related bankruptcy services, Chapter 13 services, and financial services. For Chapter 7 and related bankruptcy services and Chapter 13 services, the Company serves a national client base of bankruptcy trustees and related entities by developing specialty software products and providing coordinated support (network integration, post-installation support and other value-added services), which facilitate the administrative aspects of bankruptcy management for court-appointed trustees. The individual bankruptcy segments have similar operating and economic characteristics and have been presented as one aggregated reportable segment. With the acquisition of PHiTECH, the

Company also develops specialty software products and provides support for the financial services industry, which has been reported as the second operating segment.

    Information concerning operations in these reportable segments of business is as follows:

	2000	1999	1998
Operating revenues:
Bankruptcy and related services	$19,905,802	$14,820,400	$11,546,273
Financial services	3,350,750

Total operating revenues	23,256,552	14,820,400	11,546,273
Cost of sales:
Cost of products and services:
Bankruptcy and related services	4,900,003	4,737,428	3,824,075
Financial services	1,121,909
Depreciation and amortization:
Bankruptcy and related services	2,948,077	2,157,075	1,452,760
Financial services	151,177

Total cost of sales	9,121,166	6,894,503	5,276,835

Gross profit:
Bankruptcy and related services	12,057,722	7,925,897	6,269,438
Financial services	2,077,664

Total gross profit	$14,135,386	$7,925,897	$6,269,438

    The Company has not disclosed assets or net income by segment, as the information is not reviewed by the chief operating decision maker, is not produced internally and its preparation is impracticable.

NOTE 14:  ADDITIONAL CASH FLOWS INFORMATION

	2000	1999	1998
Noncash Investing and Financing Activities
Capital lease obligation incurred for equipment	$369,437	$—	$28,828

    The Company acquired substantially all business assets of PHiTECH during 2000 and DCI during 1999 (see Note 12). In conjunction with the acquisitions, cash flow information is as follows:

	2000	1999	1998
	PHiTECH	DCI
Fair value of assets acquired	$7,109,435	$10,155,432
Deferred obligation incurred in purchase transaction	(797,229)
Liabilities assumed	(973,765)	(98,528)

Cash paid for acquisition	5,338,441	10,056,904
Cash acquired	3,968

Cash paid for acquisition, net of cash acquired	$5,334,473	$10,056,904

Additional Cash Information
Interest paid	$290,760	$18,167	$97,780
Income taxes paid	1,308,937	1,034,899	654,438

*    *    *

EXHIBIT INDEX

    The following exhibits are filed with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description
3.1	Articles of Incorporation, as amended.(1)
3.2	Bylaws, as amended and restated.(2)
4.1	Reference is made to exhibits 3.1 and 3.2.
10.1	Agreement for Computerized Trustee Case Management System between the Company and NationsBank of Texas, N.A., dated November 22, 1993.(3)
10.2	Lease between T&J Investment Company and the Company, dated February 20, 1996.(3)
10.3	Amendment to Lease between T&J Investment Company and the Company, dated December 9, 1997.(3)
10.4	1995 Stock Option Plan, as amended.(2)
10.5	Asset Purchase Agreement dated November 19, 1999, between the Company and DCI Chapter 7 Solutions, Inc.(4)
10.6	Equipment Purchase Agreement dated as of November 19, 1999, between the Company and Union Bank of California, N.A.(4)
10.7	Indemnity and Noncompetition Agreement dated as of November 19, 1999, between Union Bank of California, N.A. and the Company.(4)
10.8	Asset Purchase Agreement dated as of March 3, 2000, between the Company and PHiTECH, Inc.(5)
10.9	Securities Purchase Agreement dated December 29, 2000.(6)
10.10	Letter Agreement dated as of June 20, 2000 between the Company and Gold Bank of Leawood for $2,500,000 Line of Credit.*
10.11	Line of Credit dated June 20, 2000 from Gold Bank of Leawood in the amount of $3,500,000.*
23.1	Consent of Deloitte & Touche LLP, Independent Auditors'.*
99.1	Audit Report of Baird, Kurtz & Dobson.*

(1)
Incorporated by reference and previously filed as an exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 11, 2000.

(2)
Incorporated by reference and previously filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission (File No. 333-51525 on May 1, 1998).

(3)
Incorporated by reference and previously filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission (File No. 333-16805) on February 4, 1997.

(4)
Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 14, 1999, as amended.

(5)
Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2000, as amended.

(6)
Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2001.

*
Filed herewith.

QuickLinks

EPIQ SYSTEMS, INC. ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
PART I
PART II
PART III
PART IV
SIGNATURES
INDEPENDENT AUDITORS' REPORT
EPIQ SYSTEMS, INC. (FORMERLY ELECTRONIC PROCESSING, INC.) BALANCE SHEETS
EPIQ SYSTEMS, INC. (FORMERLY ELECTRONIC PROCESSING, INC.) STATEMENTS OF INCOME
EPIQ SYSTEMS, INC. (FORMERLY ELECTRONIC PROCESSING, INC.) STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
EPIQ SYSTEMS, INC. (FORMERLY ELECTRONIC PROCESSING, INC.) STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
EXHIBIT INDEX