Form 10-Q
period 2001-03-31
EPIQ SYSTEMS INC
filed 2001-05-11
CIK 1027207

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

    The number of shares outstanding of registrant's common stock at March 31, 2001:

Class	Outstanding
Common Stock, $.01 par value	8,454,979

EPIQ SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2001

CONTENTS

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Statements of Income—Three months ended March 31, 2001 and 2000 (Unaudited)	3
	Balance Sheets—March 31, 2001 (Unaudited) and December 31, 2000	4
	Statements of Cash Flows—Three months ended March 31, 2001 and 2000 (Unaudited)	6
	Notes to Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements.

EPIQ SYSTEMS, INC.
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2001	2000
OPERATING REVENUES	$7,133,635	$4,987,977

COST OF SALES:
Cost of products and services	1,588,328	1,244,255
Depreciation and amortization	827,662	672,324

	2,415,990	1,916,579

GROSS PROFIT	4,717,645	3,071,398

OPERATING EXPENSES:
General and administrative	2,673,641	1,777,920
Depreciation	91,085	50,942
Amortization-goodwill/intangibles	339,581	209,369
Acquisition related		357,656
Purchased in-process research and development		363,738

	3,104,307	2,759,625

INCOME FROM OPERATIONS	1,613,338	311,773

INTEREST INCOME (EXPENSE):
Interest income	154,739	66,665
Interest expense	(31,450)	(31,067)

	123,289	35,598

INCOME BEFORE INCOME TAXES	1,736,627	347,371
PROVISION FOR INCOME TAXES	701,000	140,392

NET INCOME	$1,035,627	$206,979

NET INCOME PER SHARE INFORMATION:
Basic	$0.12	$0.03

Diluted	$0.12	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,438,974	6,964,220

Diluted	8,774,480	7,227,815

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
BALANCE SHEETS

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$10,622,246	$15,127,916
Short-term investments		1,250,000
Accounts receivable, trade, less allowance for doubtful accounts of $30,560	6,241,272	3,579,874
Prepaid expenses and other	270,074	222,206
Deferred income taxes	275,000	279,000

Total Current Assets	17,408,592	20,458,996
PROPERTY AND EQUIPMENT:
Furniture and fixtures	978,867	952,525
Computer equipment	10,248,419	9,949,232
Office equipment	398,183	398,183
Leasehold improvements	1,081,655	1,073,598
Transportation equipment	14,969	14,969

	12,722,093	12,388,507
Less accumulated depreciation and amortization	(5,810,418)	(5,443,901)

Total Property and Equipment, net	6,911,675	6,944,606
SOFTWARE DEVELOPMENT COSTS, Net	3,146,679	2,811,244
OTHER ASSETS:
Goodwill, net of accumulated amortization of $1,341,415 and $1,067,280, respectively	12,099,969	12,374,104
Other intangibles, net of accumulated amortization of $306,026 and $240,580, respectively	2,243,974	2,309,420
Other	51,222	40,172

Total Other Assets, net	14,395,165	14,723,696

	$41,862,111	$44,938,542

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
BALANCE SHEETS

	March 31, 2001	December 31, 2000
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Short-term borrowings		$3,575,250
Accounts payable	$1,066,509	1,753,318
Accrued expenses	605,955	499,208
Income taxes payable	265,000	164,000
Deferred revenue	826,883	1,070,910
Current portion of deferred acquisition price	243,460	226,159
Current maturities of long-term obligations	141,770	137,837

Total Current Liabilities	3,149,577	7,426,682
DEFERRED REVENUE	159,790	138,717
LONG-TERM OBLIGATIONS (less current portion)	258,327	295,278
DEFERRED ACQUISITION PRICE (less current portion)	628,555	628,555
DEFERRED INCOME TAXES	427,000	526,000

Total Liabilities	4,623,249	9,015,232
STOCKHOLDERS' EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding—8,454,979 and 8,374,452 shares at March 31, 2001 and December 31, 2000, respectively	84,550	83,745
Additional paid-in capital	30,808,010	30,528,448
Retained earnings	6,346,302	5,311,117

Total Stockholders' Equity	37,238,862	35,923,310

	$41,862,111	$44,938,542

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,035,627	$206,979
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	(95,000)	(286,200)
Depreciation and amortization	735,121	553,054
Amortization of software development costs	183,626	170,212
Amortization of goodwill and other intangible assets	339,581	209,368
In-process research and development acquired		363,738
Loss (gain) on disposal or sale of equipment	43,407	(4,940)
Accretion of discount on purchase agreement obligation	17,301	3,128
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	(2,661,398)	(1,126,852)
Prepaid expenses and other assets	(58,918)	30,386
Accounts payable and accrued expenses	(580,062)	370,290
Deferred revenue	(222,954)	(830,794)
Income taxes payable	101,000	358,971

Net cash from operating activities	(1,162,669)	17,340

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(750,156)	(918,490)
Proceeds from sale of property and equipment	4,559	17,678
Software development costs	(519,061)	(198,478)
Cash paid for acquisition of business, net of cash acquired		(5,334,473)
Net sales of short-term investments	1,250,000	3,850,000

Net cash from investing activities	(14,658)	(2,583,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from borrowings on lines of credit	(3,575,250)	3,500,000
Principal payments under capital lease obligations	(33,018)	(12,694)
Proceeds from exercise of stock options and warrants	280,367	14,100
Cash dividends paid in lieu of fractional shares	(442)

Net cash from financing activities	(3,328,343)	3,501,406

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,505,670)	934,983
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,127,916	1,642,848

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,622,246	$2,577,831

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

Recent Accounting Pronouncements

    In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133. In June 1999, the FASB also issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, until January 1, 2001. SFAS No. 133, as amended by SFAS No. 138, requires, among other things, that all derivatives be recognized in the balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship. If such a relationship exists, changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported in income. As the Company does not hold any derivatives or embedded derivatives, as defined by the statements, the adoption of the statement on January 1, 2001, did not result in a transition adjustment.

Reclassification

    Certain reclassifications have been made to the prior periods' financial statements to conform with the current period's financial statement presentation.

NOTE 2:  INTERIM FINANCIAL STATEMENTS

    The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q of the SEC and in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial statements, and do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes which are included in its Form 10-K for the year ended December 31, 2000.

    In the opinion of management of the Company, the accompanying financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for the three months then ended.

    The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3:  NET INCOME PER SHARE

    Basic earnings per share is computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average common shares and all potentially dilutive common share equivalents outstanding during the period. The computation of earnings per share for the three months ended March 31, 2001 and 2000 is as follows:

	Three Months Ended March 31,
	2001	2000
Net Income	$1,035,627	$206,979

Weighted average common shares outstanding	8,438,974	6,964,220
Weighted average common share equivalents (stock options and warrants)	335,506	263,595

Weighted average diluted common shares outstanding	8,774,480	7,227,815

Net Income per share:
Basic	$0.12	$0.03

Diluted	$0.12	$0.03

    For the three months ended March 31, 2001 the Company had no options outstanding which were anti-dilutive and for the three months ended March 31, 2000 the Company had 90,700 options outstanding which were anti-dilutive and, therefore, not considered in the diluted earnings per share calculation above.

NOTE 4:  ADDITIONAL CASH FLOWS INFORMATION

Additional Cash Information

	Three Months Ended March 31,
	2001	2000
Interest paid	$31,450	$31,067
Income taxes paid	695,000	67,621

Noncash Investing and Financing Activities

    The Company acquired substantially all business assets of PHiTECH in March 2000 (see Note 5). In conjunction with the acquisition, cash flow information is as follows:

Fair value of assets acquired	$7,109,435
Deferred obligation incurred in purchase transaction	(797,229)
Liabilities assumed	(973,765)

Cash paid for acquisition	5,338,441
Cash acquired	3,968

Cash paid for acquisition, net of cash acquired	$5,334,473

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

    The total value of the transaction was $7,109,435, of which $5,338,441 was paid in cash (partially financed with short-term borrowings under a line of credit), $797,229 was deferred in the form of a non-interest bearing note with a face value of $1,000,000 discounted using an implied rate of 9% per year and $973,765 represented assumed liabilities. The note is payable in four annual installments of $250,000, beginning thirteen months after the date of acquisition and is presented as deferred acquisition price on the balance sheet. The purchase price was allocated to net tangible assets of $322,719, software of $361,694, a non-compete agreement of $50,000, and $363,738 was allocated to acquired in-process research and development ("IPRD") and treated as a charge to earnings reducing after tax income for the first quarter 2000 by $216,788 or $.03 per share on a diluted basis. The acquired IPRD related to PHiTECH's new, next-generation Java™-based product, which EPIQ is in the process of completing in the second quarter of 2001, and was approximately 80% complete at the time of the acquisition. The remainder of the purchase price, $6,011,284, was allocated as follows: $650,000 to trade names, $700,000 to customer contracts and $4,661,284 to goodwill, which are being amortized on a straight-line basis over 10 years.

    Unaudited pro forma operations assuming the purchase was made at the beginning of the period presented are shown below:

Three Months Ended March 31, 2000
Operating Revenues	$5,281,668
Net Income	38,030
Net Income Per Share:
Basic	$0.01
Diluted	$0.01

    The Pro Forma information is not necessarily indicative of what would have occurred had the acquisition been completed on that date, nor is it necessarily indicative of future operations.

    Pro forma data reflects the difference in amortization expense between the Company and the acquired company as well as a reduction in interest income based on the utilization of interest-bearing investments to purchase the acquiree and interest expense related to borrowings to finance the acquisition.

NOTE 6:  SEGMENT REPORTING

    The Company has three operating segments in which it allocates resources and assesses performance: Chapter 7 and related bankruptcy services, Chapter 13 services, and financial services. For Chapter 7 and related bankruptcy services and Chapter 13 services, the Company serves a national client base of bankruptcy trustees and related entities by developing specialty software products and providing coordinated support (network integration, post-installation support and other value-added services), which facilitate the administrative aspects of bankruptcy management for court-appointed trustees. The individual bankruptcy segments have similar operating and economic characteristics and have been presented as one aggregated reportable segment. With the acquisition of PHiTECH, the Company also develops specialty software products and provides support for the financial services industry, which has been reported as the second reportable segment.

    Information concerning operations in these reportable segments of business is as follows:

	2001	2000
Operating revenues:
Bankruptcy and related services	$6,652,005	$4,939,775
Financial services	481,630	48,202

Total operating revenues	7,133,635	4,987,977

Cost of sales:
Cost of products and services:
Bankruptcy and related services	1,312,802	1,233,425
Financial services	275,526	10,830
Depreciation and amortization:
Bankruptcy and related services	773,713	666,134
Financial services	53,949	6,190

Total cost of sales	2,415,990	1,916,579

Gross profit:
Bankruptcy and related services	4,565,490	3,040,216
Financial services	152,155	31,182

Total gross profit	$4,717,645	$3,071,398

    The Company has not disclosed assets or net income by segment, as the information is not reviewed by the chief operating decision maker, is not produced internally and its preparation is impracticable.

NOTE 7:  LINES OF CREDIT

    The Company has lines of credit for equipment financing and for working capital allowing for borrowings up to $2,500,000 and $3,500,000, respectively.

    On January 2, 2001, all of the outstanding borrowings, plus accrued interest, under both lines was repaid. There were no borrowings outstanding under these lines of credit at March 31, 2001.

NOTE 8:  SUBSEQUENT EVENT

    In April 2001, the Company entered into a commitment to purchase its corporate headquarters building from a partnership, in which an officer/director is a 50% partner, for a cash purchase price of $1,750,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    The Company's Board of Directors approved a 3 for 2 stock split effected as a 50% stock dividend, payable February 23, 2001, to holders of record as of February 8, 2001. The Company paid cash to shareholders in lieu of fractional shares. All per share amounts in the following discussion have been restated to reflect the stock dividend.

Results of Operations for the Three-Month Periods Ended March 31, 2001 and 2000

    Operating revenues increased 43.0% or $2,145,658 to $7,133,635 in the three-month period ended March 31, 2001 compared to $4,987,977 in the three-month period ended March 31, 2000. The growth in operating revenues was attributable to revenues generated by Chapter 7 bankruptcy and related services and from new revenues generated from financial services (the March 17, 2000 acquisition of PHiTECH). The bankruptcy and related services revenue increased 34.7% or $1,712,230 to $6,652,005 in the three-month period ended March 31, 2001 compared to $4,939,775 in the three-month period ended March 31, 2000. The Company has a national marketing arrangement with Bank of America. In the Chapter 7 segment of its bankruptcy business, the Company receives fees, which include a fee based on the total dollar amount of Chapter 7 and 11 deposits at Bank of America relating to our trustee customers, fees for each new customer conversion and fees for customer software upgrades. The Company also receives fees from the bank for projects involving technology services, marketing and strategic consulting, electronic banking services and software licensing agreements and enhancements. These projects and the related fees generated will vary from quarter to quarter. The increase in bankruptcy and related services revenue was primarily a result of completing an expanded upgrade program in the three-month period ended March 31, 2001, which included higher fees and more trustees receiving the upgrade. In comparison, for the three-month period ended March 31, 2000, the upgrade process began in the three-month period and was completed over the first half of the year 2000. Also contributing to the increase were fees for marketing and strategic consulting and software enhancements; this increase was slightly offset by a reduction in technology integration fees. The revenues received for project fees accounted for 16.2% of the bankruptcy and related services revenues for the three-month period ended March 31, 2001 compared to 13.6% of the bankruptcy and related services revenues for the three-month period ended March 31, 2000. The financial services revenue related to the DataXpress product contributed $433,428 to the total revenue increase for the three-month period ended March 31, 2001. This increase was a result of the acquisition of PHiTECH in March 2000.

    Total cost of sales increased 26.1% or $499,411 to $2,415,990 in the three-month period ended March 31, 2001 compared to $1,916,579 in the three-month period ended March 31, 2000. Total cost of sales as a percentage of operating revenues decreased to 33.9% in the three-month period ended March 31, 2001 compared to 38.4% in the three-month period ended March 31, 2000. Cost of products and services for bankruptcy and related services increased 6.4% or $79,377 to $1,312,802 in the three-month period ended March 31, 2001 compared to $1,233,425 in the three-month period ended March 31, 2000. The financial services segment contributed $264,696 to the increase in the total cost of products and services for the three-month period ended March 31, 2001. Bankruptcy and related services cost of products and services, as a percentage of bankruptcy and related services revenues was 19.7% in the three-month period ended March 31, 2001 compared to 25.0% in the three-month period ended March 31, 2000. The decrease as a percentage of revenue was largely attributable to the increase in operating revenues from upgrade revenue, enhancement revenue and marketing and strategic consulting fees in the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000, as described above. Such fees have a positive impact on the gross margin. Depreciation and amortization increased 23.1% or $155,338 to $827,662 in the three-month period ended March 31, 2001 compared to $672,324 in the three-month period ended March 31, 2000, primarily due to the purchase of computer equipment as new trustees were added for the Company's Chapter 7 product and equipment acquired with the March 2000 PHiTECH acquisition.

    Operating expenses increased 12.5% or $344,682 to $3,104,307 for the three-month period ended March 31, 2001 compared to $2,759,625 for the three-month period ended March 31, 2000. Operating expenses, as a percentage of operating revenues, were 43.5% for the three-month period ended March 31, 2001 compared to 55.3% in the three-month period ended March 31, 2000. The increase in operating expenses for the three-month period ended March 31, 2001 was due to a $895,721 increase in general and administrative expenses over the comparable period in 2000. This increase in general and administrative expenses was partially offset by the absence of any acquisition related expenses or purchased in-process research and development in the three-month period ended March 31, 2001. Included in operating expenses in 2000 were acquisition related expenses of $357,656 and a charge for acquired in-process research and development of $363,738, which together represented 26.1% of the operating expenses for the three-month period ended March 31, 2000. The increase in general and administrative expenses for the three-month period ended March 31, 2001 was due to increases in compensation expense, related to both additional personnel and salary and benefit increases, and legal and accounting costs for additional SEC filings. The additional personnel expenses related primarily to new employees from the acquisition of the financial services business, which occurred on March 17, 2000 and additional sales, marketing and support personnel hired since the acquisition to support that business. Operating expenses also increased in the three-month period ended March 31, 2001, compared to the same period in 2000 due to an increase in amortization of goodwill and intangibles. The financial services business acquisition occurred on March 17, 2000, thus the three-month period ended March 31, 2000 had only two weeks of goodwill and other intangibles amortization for that acquisition, while the three-month period ended March 31, 2001 had a full three months of such amortization.

    The acquired in-process research and development related to PHiTECH's new, next-generation Java™-based product, which was approximately 80% complete at the time of the acquisition. At the acquisition date, the technological feasibility of the acquired technology had not been established and the technology had no alternative uses. The Company expended additional costs of approximately $64,000 during calendar year 2000 in order to achieve technological feasibility which was established in July 2000. Since technological feasibility was established, the Company has capitalized approximately $633,000 in expenditures as software development costs. As of March 31, 2001, the Company expects to incur approximately $120,000 in additional costs until the program is ready for general release in the second quarter of 2001. The Company does plan to continue to enhance the software. Management expects the Company to access additional markets with this new technology.

    The value assigned to the acquired in-process research and development was estimated using the cost approach. This approach includes estimating a replacement cost based on the cost expended to recreate the utility of the technology. Estimates were made of the amount of time and effort that would be spent redesigning and reprogramming multiplied by a standardized measure of software development activity, based on an estimate of the Company's current costs of development.

    The Company had net interest income of $123,289 for the three-month period ended March 31, 2001 compared to net interest income of $35,598 for the three- month period ended March 31, 2000. The increase in interest income is a result of the Company's investment of the net proceeds received from the private placement of 1,350,000 shares of its common stock on December 29, 2000.

    Net income as a percentage of operating revenues increased to 14.5% in the three-month period ended March 31, 2001 from 4.1% in the three-month period ended March 31, 2000. The increase in net income as a percentage of operating revenues was largely due to the acquisition related charges and the acquired in-process research and development in the three-month period ended March 31, 2000.

Liquidity and Capital Resources

    The Company's cash and cash equivalents and short-term investments decreased to $10,622,246 as of March 31, 2001 compared to $16,377,916 as of December 31, 2000. The decrease in cash and cash equivalents and short-term investments was primarily attributable to paying off the lines of credit, purchasing equipment, developing software, use of cash for operations and the increase in accounts receivable.

    The Company used cash in operations of $1,162,669 for the three-month period ended March 31, 2001 and provided cash of $17,340 for the three-month period ended March 31, 2000. The cash used in the three-month period ended March 31, 2001 consisted primarily of cash generated from net income plus depreciation and amortization which were more than offset by the increase in accounts receivables and the decrease in accounts payable and deferred revenue. The cash provided by operations for the three-month period ended March 31, 2000 consisted primarily of cash generated from net income plus depreciation and amortization and purchased in-process research and development, which were offset in part by the increase in accounts receivable and decrease in deferred revenue.

    The Company purchased property and equipment totaling $750,156, and $918,490 for the three-month periods ended March 31, 2001 and 2000, respectively, which related principally to the installation of computer equipment for the Company's Chapter 7 product. The Company incurred expenditures for software costs totaling $519,061 and $198,478 for the three-month periods ended March 31, 2001 and 2000, respectively.

    On March 17, 2000, the Company completed the acquisition of PHiTECH of San Francisco, California, a provider of software and servicing for communications infrastructure and enterprise open file delivery. The Company paid the cash portion of the purchase price from available cash and $3,500,000 of borrowings under the Company's previously unused line of credit. The maximum borrowing under the line of credit is $3,500,000, all of which was outstanding at December 31, 2000. The total principal outstanding on December 31, 2000 and accrued interest was paid to the bank on January 2, 2001, and no amounts were outstanding on this line of credit at March 31, 2001. If not renewed, the line of credit will expire on June 20, 2001.

    The Company also maintains a $2,500,000 line of credit to finance certain computer equipment purchases, which also expires on June 20, 2001. At December 31, 2000, there was $75,250 borrowed against this line of credit agreement. The principal and accrued interest on this line was paid to the bank January 2, 2001, and no amounts were outstanding on this line of credit at March 31, 2001. If not renewed, this line of credit will expire on June 20, 2001.

    In April 2001, the Company entered into a commitment to purchase its corporate headquarters building from a partnership, in which an officer/director is a 50% partner, for a cash purchase price of $1,750,000. The Company expects to complete this building purchase in May 2001, and to fund the purchase price from its current cash resources.

    The Company believes that the cash generated from operations plus amounts available under the Company's lines of credit will be sufficient to finance the Company's currently anticipated working capital and property and equipment expenditures for the foreseeable future.

Forward-Looking Statements

    In this report, the Company makes statements that plan for or anticipate the future. These forward-looking statements include statements about the Company's future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on the Company's current expectations.

    Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These factors include, but are not limited to, (1) any material changes in the total number of Chapter 7 Trustees or Chapter 7 deposits served by the Company, (2) any material changes in the number of Chapter 13 Trustees or material changes in the number of cases processed by Chapter 13 Trustees of the Company, (3) changes in the number of bankruptcy filings each year, (4) changes in bankruptcy legislation, (5) the Company's reliance on its marketing arrangement for Chapter 7 revenue, (6) the Company's ability to achieve or maintain technological advantages, (7) uncertainties related to the recently-acquired financial services business and the future operations and planned expansion of that business segment by the Company, and (8) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" discussed in its Annual Report on Form 10-K for the year ended December 31, 2000. In addition, there may be other factors not included in the Company's Securities and Exchange Commission filings that may cause actual results to differ materially from any forward-looking statements. The Company undertakes no obligations to update any forward-looking statements contained herein to reflect future events or developments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. The Company is currently exposed to credit risk on credit extended to customers and interest risk on capital lease obligations and short-term investments. The Company actively monitors these risks through a variety of controlled procedures involving senior management. The Company does not currently use any derivative financial instruments. Based on the controls in place, credit worthiness of the customer base and the relative size of these financial instruments, the Company believes the risk associated with these instruments will not have a material adverse affect on our business, financial position, results of operations and cash flows.

EPIQ SYSTEMS, INC.
MARCH 31, 2001
FORM 10-Q

PART II—OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)
Exhibits.

    3.1  Amended and Restated Bylaws.

(b)
Reports on Form 8-K.

    The registrant filed the following reports on Form 8-K during the quarter ended March 31, 2001:

Date	Description
January 11, 2001	Form 8-K announcing the completion on December 29, 2000, of the institutional private placement of 900,000 shares of the Company's common stock.
January 26, 2001	Form 8-K announcing the Board had approved a 3 for 2 stock split effected in the form of a 50% stock dividend, payable February 23, 2001 to holders of record as of February 8, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIQ Systems, Inc.
Date: May 11, 2001	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board Chief Executive Officer Director (Principal Executive Officer)
Date: May 11, 2001	/s/ JANICE E. KATTERHENRY Janice E. Katterhenry Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
Date: May 11, 2001	/s/ MICHAEL A. RIDER Michael A. Rider Controller (Principal Accounting Officer)

QuickLinks

CONTENTS
PART I—FINANCIAL INFORMATION
STATEMENTS OF INCOME (Unaudited)
BALANCE SHEETS
STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES