Form 10-Q
period 2001-06-30
EPIQ SYSTEMS INC
filed 2001-08-09
CIK 1027207

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

Commission File Number 0-22081

EPIQ SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	48-1056429 (IRS Employer Identification Number)

501 Kansas Avenue, Kansas City, Kansas 66105-1300
(Address of principal executive office)

913-621-9500
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

The number of shares outstanding of registrant's common stock at June 30, 2001:

Class	Outstanding
Common Stock, $.01 par value	9,507,194

EPIQ SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2001

CONTENTS

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Statements of Income— Three months and six months ended June 30, 2001 and 2000 (Unaudited)	2
	Balance Sheets—June 30, 2001 (Unaudited) and December 31, 2000	3
	Statements of Cash Flows— Six months ended June 30, 2001 and 2000 (Unaudited)	5
	Notes to Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
PART II—OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 6.	Exhibits and Reports on Form 8-K	17
Signatures		18

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements.

EPIQ SYSTEMS, INC.
STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
OPERATING REVENUES	$7,065	$5,765	$14,198	$10,753

COST OF SALES:
Cost of products and services	1,584	1,457	3,171	2,702
Depreciation and amortization	903	784	1,731	1,456

	2,487	2,241	4,902	4,158

GROSS PROFIT	4,578	3,524	9,296	6,595

OPERATING EXPENSES:
General and administrative	2,465	2,072	5,139	3,849
Depreciation	96	55	187	106
Amortization-goodwill/intangibles	336	334	676	543
Acquisition related	—	56	—	414
Purchased in-process research & development	—	—	—	364

	2,897	2,517	6,002	5,276

INCOME FROM OPERATIONS	1,681	1,007	3,294	1,319

INTEREST INCOME (EXPENSE):
Interest income	115	31	270	98
Interest expense	(26)	(106)	(58)	(137)

	89	(75)	212	(39)

INCOME BEFORE INCOME TAXES	1,770	932	3,506	1,280
PROVISION FOR INCOME TAXES	715	363	1,416	504

NET INCOME	$1,055	$569	$2,090	$776

NET INCOME PER SHARE INFORMATION:
Basic	$0.12	$0.08	$0.25	$0.11

Diluted	$0.12	$0.08	$0.24	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,491	6,969	8,465	6,967
Diluted	8,929	7,196	8,877	7,210

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$33,723	$15,128
Short-term investments	—	1,250
Accounts receivable, trade, less allowance for doubtful accounts of $31 and $31, respectively	5,614	3,580
Prepaid expenses and other	226	222
Deferred income taxes	186	279
Refundable income taxes	108	—

Total Current Assets	39,857	20,459

PROPERTY AND EQUIPMENT:
Land	193	—
Building	1,557	—
Furniture and fixtures	996	953
Computer equipment	10,346	9,949
Office equipment	398	398
Building improvements	1,088	1,074
Transportation equipment	15	15

	14,593	12,389
Less accumulated depreciation and amortization	6,242	5,444

Total Property and Equipment, net	8,351	6,945

SOFTWARE DEVELOPMENT COSTS, Net	3,399	2,811

OTHER ASSETS:
Goodwill, net of accumulated amortization of $1,612 and $1,067, respectively	11,829	12,374
Other intangibles, net of accumulated amortization of $372 and $241, respectively	2,179	2,310
Other	35	40

Total Other Assets, net	14,043	14,724

	$65,650	$44,939

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30, 2001	December 31, 2000
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Short-term borrowings	$—	$3,575
Accounts payable	1,006	1,754
Accrued expenses	748	499
Income taxes payable	—	164
Deferred revenue	829	1,071
Current portion of deferred acquisition price	207	226
Current maturities of long-term obligations	146	138

Total Current Liabilities	2,936	7,427

DEFERRED REVENUE	129	139
LONG-TERM OBLIGATIONS (less current portion)	220	295
DEFERRED ACQUISITION PRICE (less current portion)	431	629
DEFERRED INCOME TAXES	712	526

Total Liabilities	4,428	9,016

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 and 20,000,000 shares authorized at June 30, 2001 and December 31, 2000, respectively; issued and outstanding-9,507,194 and 8,374,452 shares at June 30, 2001 and December 31, 2000, respectively	95	84
Additional paid-in capital	53,726	30,528
Retained earnings	7,401	5,311

Total Stockholders' Equity	61,222	35,923

	$65,650	$44,939

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,090	$776
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	279	(215)
Depreciation and amortization	1,507	1,185
Amortization of software development costs	411	377
Amortization of goodwill and other intangible assets	676	543
In-process research and development acquired	—	364
Loss on disposal or sale of equipment	78	28
Accretion of discount on purchase agreement obligation	33	23
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	(2,034)	(1,073)
Prepaid expenses and other assets	1	46
Accounts payable and accrued expenses	(499)	111
Deferred revenue	(252)	(1,508)
Income taxes payable/refundable	(272)	(57)

Net cash from operating activities	2,018	600

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,001)	(1,822)
Software development costs	(999)	(417)
Cash paid for acquisition of business, net of cash acquired	—	(5,334)
Proceeds from sale of property and equipment	10	51
Net sales of short-term investments	1,250	3,850

Net cash from investing activities	(2,740)	(3,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from borrowings on line-of-credit	(3,575)	3,500
Principal payments under capital lease obligations	(67)	(27)
Payments on deferred acquisition price	(250)	—
Net proceeds from stock issuance	22,675	—
Proceeds from exercise of stock options and warrants	534	15

Net cash from financing activities	19,317	3,488

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,595	416

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,128	1,643

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,723	$2,059

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

    EPIQ Systems, Inc. (the "Company") develops, markets and licenses proprietary software solutions for workflow management and data communications infrastructure that serve the bankruptcy trustee market and financial services market. The Company serves a national client base with specialized products that streamline the internal business operations of its customers. The products are accompanied by a high level of coordinated support including network integration, post-installation support and value added services.

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

Comprehensive Income

    The Company has no components of other comprehensive income; therefore comprehensive income equals net income.

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

    In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 142, which is effective January 1, 2002, requires, among other things, the discontinuance of goodwill amortization. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is evaluating the impact of the adoption of these statements and has not yet determined the effect of adoption on its financial position and results of operations.

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

    In the opinion of management of the Company, the accompanying financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and its cash flows for the three months and six months then ended.

    The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3: STOCKHOLDERS' EQUITY

    On June 29, 2001, the Company completed a follow-on offering of 1,025,000 shares of common stock and received net proceeds of $22,675,000, after deducting underwriting discounts and offering expenses. An additional 475,000 shares of common stock were offered by selling shareholders from which the Company did not receive any of the proceeds.

    On June 6, 2001, the shareholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock to 50,000,000 from 20,000,000.

NOTE 4: NET INCOME PER SHARE

    Basic earnings per share is computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average common shares and all potentially dilutive common share equivalents outstanding during the period. The computation of earnings per share for all periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In Thousands, Except Per Share Data)
Net Income	$1,055	$569	$2,090	$776

Weighted average common shares outstanding	8,491	6,969	8,465	6,967
Weighted average common share equivalents (stock options and warrants)	438	227	412	243

Weighted average diluted common shares outstanding	8,929	7,196	8,877	7,210

Net Income per share:
Basic	$0.12	$0.08	$0.25	$0.11

Diluted	$0.12	$0.08	$0.24	$0.11

    For the three months ended June 30, 2001 the Company had no options outstanding which were anti-dilutive. For the six months ended June 30, 2000 the Company had 2,000 options outstanding that were anti-dilutive and, therefore, not considered in the diluted earnings per share calculation above. For the three months and six months ended June 30, 2000 the Company had 97,000 options outstanding which were anti-dilutive and, therefore, not considered in the diluted earnings per share calculation above.

NOTE 5: ADDITIONAL CASH FLOWS INFORMATION

Additional Cash Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In Thousands)
Interest paid	$26	$106	$58	$137
Income taxes paid	583	409	1,278	755

Noncash Investing and Financing Activities

    The Company acquired substantially all business assets of PHiTECH in March 2000 (see Note 6). In conjunction with the acquisition, cash flow information for the six-months ended June 30, 2000 is as follows:

(In Thousands)
Fair value of assets acquired	$7,109
Deferred obligation incurred in purchase transaction	(797)
Liabilities assumed	(974)

Cash paid for acquisition	5,338
Cash acquired	4

Cash paid for acquisition, net of cash acquired	$5,334

NOTE 6: BUSINESS ACQUISITION

    On March 17, 2000, the Company acquired substantially all of the business assets of PHiTECH, a California corporation, that provided software-based solutions that enable corporate customers to route, secure and format business-critical data over the Internet and private networks using a wide variety of web-based and legacy communications protocols. The acquisition was accounted for using the purchase method of accounting with the operating results of PHiTECH included in the Company's statements of income since the date of acquisition.

    The total value of the transaction was $7,109,000, of which $5,338,000 was paid in cash (partially financed with short-term borrowings under a line of credit), $797,000 was deferred in the form of a non-interest bearing note with a face value of $1,000,000 discounted using an implied rate of 9% per year and $974,000 represented assumed liabilities. The note is payable in four annual installments of $250,000, beginning 13 months after the date of acquisition and is presented as deferred acquisition price on the balance sheet. The purchase price was allocated to net tangible assets of $322,000, software of $362,000, a non-compete agreement of $50,000, and $364,000 was allocated to purchased in-process research and development ("IPRD") and treated as a charge to earnings reducing after tax income for the first quarter 2000 by $217,000 or $0.03 per share on a diluted basis. The purchased IPRD related to PHiTECH's new, next-generation Java-based product, which was completed and released in the second quarter of 2001. The remainder of the purchase price, $6,011,000, was allocated as follows: $650,000 to trade names, $700,000 to customer contracts and $4,661,000 to goodwill, which are being amortized on a straight-line basis over 10 years.

    Unaudited pro forma operations assuming the purchase was made at the beginning of the period presented are shown below:

Six Months Ended June 30, 2000
(In Thousands, except per share data)
Operating Revenues	$11,046
Net Income	609
Net Income Per Share:
Basic	$0.09
Diluted	$0.08

    The Pro Forma information is not necessarily indicative of what would have occurred had the acquisition been completed on that date, nor is it necessarily indicative of future operations.

    Pro forma data reflects the difference in amortization expense between the Company and the acquired company as well as a reduction in interest income based on the utilization of interest-bearing investments to purchase PHiTECH and interest expense related to borrowings to finance the acquisition.

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

    Information concerning operations in these reportable segments of business is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
		(In Thousands)
Operating revenues:
Bankruptcy and related services	$6,554	$4,996	$13,206	$9,935
Financial services	511	769	992	818

Total operating revenues	7,065	5,765	14,198	10,753

Cost of sales:
Cost of products and services:
Bankruptcy and related services	1,316	1,095	2,629	2,329
Financial services	268	362	542	373
Depreciation and amortization:
Bankruptcy and related services	802	740	1,575	1,406
Financial services	101	44	156	50

Total cost of sales	2,487	2,241	4,902	4,158

Gross profit:
Bankruptcy and related services	4,436	3,161	9,002	6,200
Financial services	142	363	294	395

Total gross profit	$4,578	$3,524	$9,296	$6,595

    The Company has not disclosed assets or net income by segment, as the information is not reviewed by the chief operating decision maker, is not produced internally and its preparation is impracticable.

NOTE 8: LINES OF CREDIT

    The Company has lines of credit for equipment financing and for working capital allowing for borrowings up to $2,500,000 and $3,500,000, respectively.

    As of January 2, 2001, all of the outstanding borrowings, plus accrued interest, under both lines was repaid. There were no borrowings outstanding under these lines of credit at June 30, 2001. Both lines of credit were renewed on June 20, 2001 to expire on June 20, 2002.

NOTE 9: BUILDING PURCHASE

    On May 17, 2001, the Company purchased its corporate headquarters building from a partnership, in which an officer/director is a 50% partner, for a cash purchase price of $1,750,000.

ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

    The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustees from incurring direct administrative costs for computer systems expenses. As a result, all nationally marketed Chapter 7 systems are provided to trustees without direct costs to the trustee. The Company has a national marketing arrangement with Bank of America to provide the Company's turnkey, back-office computer systems to Chapter 7 trustees without direct charges to the trustee. Under this arrangement:

  •
  the Company licenses its proprietary software to the trustee and furnishes hardware, conversion services, training and customer support, all at no cost to the trustee;

  •
  the trustee agrees to deposit with Bank of America the cash proceeds from all asset liquidations in the Chapter 7 cases managed by that trustee; and

  •
  the Company collects from Bank of America monthly revenues based upon the total deposits in the Chapter 7 bankruptcy portfolio and on the number of trustees.

    Because of this arrangement, the Company has a recurring revenue stream from its Chapter 7 operations. The Company also derives Chapter 7 revenues from conversions, upgrades and customized software provided to Chapter 7 trustees, as well as from customized software, technology services and marketing and strategic consulting services that the Company provides directly to Bank of America in support of its national marketing arrangement.

    For its Chapter 13 business, the Company typically receives an initial implementation fee from the Chapter 13 trustee. The Company also receives monthly revenues from each Chapter 13 trustee customer based on the total number of cases in that trustee's database, the type of equipment installed, the volume of noticing to be outsourced to the Company, and the level of support service selected by the trustee.

    For its financial services segment, the Company markets its DataXpress product line utilizing a traditional server-based license, maintenance and professional services pricing model. Various optional features are available for additional fees.

Three Months Ended June 30, 2001 Compared With Three Months Ended June 30, 2000

    Operating revenues increased 22.5% or $1,300,000 to $7,065,000 in the three-month period ended June 30, 2001 compared to $5,765,000 in the three-month period ended June 30, 2000. The growth in operating revenues was attributable to increased revenues generated by bankruptcy and related services, which was partially offset by a decrease in revenues for financial services. The bankruptcy and related services revenues increased 31.2%, or $1,558,000 to $6,554,000 in the three-month period ended June 30, 2001 compared to $4,996,000 in the three-month period ended June 30, 2000. The increase in bankruptcy and related services revenues was primarily a result of increases in monthly revenues from the Chapter 7 business, marketing and strategic consulting fees and software enhancement fees plus an increase in Chapter 13 revenues. The three-month period ended June 30, 2000 included revenues from conversions and technology integration fees relative to the DCI acquisition that did not recur in the three-month period ended June 30, 2001. Revenues received from customized software, technology services and marketing and strategic consulting services that the Company provided directly to Bank of America in support of its national marketing arrangement accounted for 8.3% of the bankruptcy and related services revenues for the three-month period ended June 30, 2001 compared to 9.8% of the bankruptcy and related services revenues for the three-month period ended June 30, 2000. These projects and the related revenues vary from quarter to quarter. Financial services revenues for the three-month period ended June 30, 2001, declined $258,000 compared to the three-month period ended June 30, 2000. This decrease in financial services revenues was a result of lower licensing revenue.

    Total cost of sales increased 11.0% or $246,000 to $2,487,000 in the three-month period ended June 30, 2001 compared to $2,241,000 in the three-month period ended June 30, 2000. Total cost of sales as a percentage of operating revenues decreased to 35.2% in the three-month period ended June 30, 2001 compared to 38.9% in the three-month period ended June 30, 2000. Cost of products and services for bankruptcy and related services increased 20.2% or $221,000 to $1,316,000 in the three-month period ended June 30, 2001 compared to $1,095,000 in the three-month period ended June 30, 2000. A $94,000 decrease in the cost of products and services for the financial services segment partially offset the increase in total cost of products and services for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000. Bankruptcy and related services cost of products and services as a percentage of bankruptcy and related services revenues was 20.1% in the three-month period ended June 30, 2001 compared to 21.9% in the three-month period ended June 30, 2000. The decrease in cost as a percentage of revenues was largely attributable to the increase in operating revenues from upgrade revenues in the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000. Depreciation and amortization increased 15.2% or $119,000 to $903,000 in the three-month period ended June 30, 2001 compared to $784,000 in the three-month period ended June 30, 2000, primarily due to the purchase of additional computer equipment and to a lesser extent an increase in software amortization.

    Operating expenses increased 15.1% or $380,000 to $2,897,000 for the three-month period ended June 30, 2001 compared to $2,517,000 for the three-month period ended June 30, 2000. Operating expenses as a percentage of operating revenues were 41.0% for the three-month period ended June 30, 2001 compared to 43.7% in the three-month period ended June 30, 2000. The increase in operating expenses for the three-month period ended June 30, 2001 was due to an increase in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses related to the PHiTECH acquisition in 2000. This increase in general and administrative expenses was partially offset by the absence of any acquisition related expenses. Included in operating expenses in 2000 were acquisition related expenses of $56,000, which represented 2.2% of the operating expenses for the three-month period ended June 30, 2000. The increase in general and administrative expenses for the three-month period ended June 30, 2001 was primarily due to increases in compensation expense, related to both additional personnel and salary and benefit increases, and professional services. Depreciation expense increased 74.5% or $41,000 to $96,000 in the three-month period ended June 30, 2001 compared to $55,000 in the three-month period ended June 30, 2000. The increase in depreciation was primarily due to the building improvements made in Kansas City and San Francisco to support the increased business and the purchase of the Company's headquarters in May 2001 for $1,750,000.

    The Company had net interest income of $89,000 in the three-month period ended June 30, 2001 compared to net interest expense of $75,000 in the three-month period ended June 30, 2000. This increase resulted in part from an increase in interest income for the three-months period ended June 30, 2001 due to the investment of the net proceeds received from a private placement of 1,350,000 shares of common stock on December 29, 2000. The increase was also due to a decrease in interest expense as result of the repayment of the Company's $3,500,000 line of credit, which was used to finance a portion of the PHiTECH acquisition cost and was repaid with a portion of the proceeds from the private placement of common stock.

    Net income as a percentage of operating revenues increased to 14.9% in the three-month period ended June 30, 2001 from 9.9% in the three-month period ended June 30, 2000. The increase in net income as a percentage of operating revenues was due in part to the improved gross and operating margins as well as an increase in interest income and a reduction in interest expense for the three month-period ended June 30, 2001.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

    Operating revenues increased 32.0% or $3,445,000 to $14,198,000 in the six-month period ended June 30, 2001 compared to $10,753,000 in the six-month period ended June 30, 2000. The growth in operating revenues was attributable to revenues generated by bankruptcy and related services and from new revenues generated from financial services associated with our March 17, 2000 acquisition of PHiTECH. The bankruptcy and related services revenues increased 32.9% or $3,271,000 to $13,206,000 in the six-month period ended June 30, 2001 compared to $9,935,000 in the six-month period ended June 30, 2000. The increase in bankruptcy and related services revenues was primarily due to completing a more extensive Trustee Case Management System ("TCMS") upgrade, increases in monthly revenues from the Chapter 7 business, software enhancements and marketing and strategic consulting for the six months ended June 30, 2001. The six-month period ended June 30, 2000 included revenues from conversions and technology integration fees relative to the DCI acquisition that did not recur to the same extent for the six-month period ended June 30, 2001. Revenues received from customized software, technology services and marketing and strategic consulting services that the Company provided directly to Bank of America in support of its national marketing arrangement accounted for 12.2% of the bankruptcy and related services revenues for the six-month period ended June 30, 2001 compared to 11.7% of the bankruptcy and related services revenues for the six-month period June 30, 2000. The increase in revenues of $174,000 or 21.3% to $992,000 in financial services for the six-month period ended June 30, 2001 as compared to revenues of $818,000 for the six-month period ended June 30, 2000, are the result of sales generated from the DataXpress product acquired in March 2000.

    Total cost of sales increased 17.9% or $744,000 to $4,902,000 in the six-month period ended June 30, 2001 compared to $4,158,000 in the six-month period ended June 30, 2000. Total cost of sales as a percentage of operating revenues decreased to 34.5% in the six-month period ended June 30, 2001 compared to 38.7% in the six-month period ended June 30, 2000. Cost of products and services for bankruptcy and related services increased 12.9% or $300,000 to $2,629,000 in the six-month period ended June 30, 2001 compared to $2,329,000 in the six-month period ended June 30, 2000. The financial services segment contributed $169,000 to the increase in the total cost of products and services for the six-month period ended June 30, 2001. Bankruptcy and related services cost of products and services, as a percentage of bankruptcy and related services revenues, was 19.9% in the six-month period ended June 30, 2001 compared to 23.4% in the six-month period ended June 30, 2000. The decrease in cost as a percentage of revenues was largely attributable to the increase in operating revenues from upgrade revenue and marketing and strategic consulting fees that provide a higher profit margin. Depreciation and amortization increased 18.9% or $275,000 to $1,731,000 in the six-month period ended June 30, 2001, compared to $1,456,000 in the six-month period ended June 30, 2000, primarily due to the purchase of computer equipment for the Company's Chapter 7 trustees and to a lesser extent additional depreciation related to the equipment acquired in the PHiTECH acquisition.

    Operating expenses increased 13.7% or $726,000 to $6,002,000 in the six-month period ended June 30, 2001 compared to $5,276,000 in the six-month period ended June 30, 2000. Operating expenses as a percentage of operating revenues were 42.3% in the six-month period ended June 30, 2001 compared to 49.1% in the six-month period ended June 30, 2000. The increase in operating expenses for the six-month period ended June 30, 2001 was due to a $1,290,000 increase in general and administrative expenses over the comparable period in 2000. This increase in general and administrative expenses was partially offset by the absence of any acquisition related expenses or charges for purchased in-process research and development in the six-month period ended June 30, 2001. Included in operating expenses in 2000 were acquisition related expenses of $364,000 and a charge for purchased in-process research and development of $414,000, which together represented 14.7% of the operating expenses for the six-month period ended June 30, 2000. The increase in general and administrative expenses for the six-month period ended June 30, 2001 was due primarily to increases in compensation expense, related to both additional personnel and salary and benefit increases and legal and accounting costs for additional SEC filings. The additional personnel and salary and benefit expenses were primarily attributable to the increases in the general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing personnel to support the financial services segment.

    The purchased in-process research and development related to PHiTECH's new, next-generation Java-based product, which was approximately 80% complete at the time of the acquisition in March 2000. At the acquisition date, the technological feasibility of the acquired technology had not been established and the technology had no alternative uses. The Company expended additional costs of approximately $64,000 during calendar year 2000 in order to achieve technological feasibility that was established in July 2000. Since technological feasibility was established, the Company has capitalized approximately $739,000 in expenditures as software development costs. For the six-month period ended June 30, 2001, the Company incurred approximately $396,000 in additional costs until the program was released in April 2001. The Company does plan to continue to enhance the software and expects to access additional markets with this new technology.

    The Company had net interest income of $212,000 in the six-month period ended June 30, 2001 compared to net interest expense of $39,000 in the six-month period ended June 30, 2000. This increase resulted from the investment of the net proceeds received from a private placement of 1,350,000 shares of common stock on December 29, 2000. The increase was also due to a decrease in interest expense as result of the repayment of the Company's $3,500,000 line of credit, which was used to finance a portion of the PHiTECH acquisition cost and was repaid with a portion of the proceeds from the private placement of common stock.

    Net income as a percentage of operating revenues increased to 14.7% in the six-month period ended June 30, 2001 from 7.2% in the six-month period ended June 30, 2000. The increase in net income as a percentage of operating revenues was due to the improved gross margins as well as the reduction in acquisition related charges and the purchased in-process research and development, which occurred in the six-month period ended June 30, 2000.

Liquidity and Capital Resources

    The Company's cash and cash equivalents and short-term investments increased to $33,723,000 as of June 30, 2001 compared to $16,378,000 as of December 31, 2000. This increase was mainly attributable to the completion of the follow-on offering of 1,025,000 shares of common stock on June 29, 2001 for net proceeds of $22,675,000.

    The Company generated cash of $2,018,000 and $600,000 from operations for the six months ended June 30, 2001 and 2000, respectively. The cash flow generated from operations in the six months ended June 30, 2001, primarily consisted of revenues generated from net income plus depreciation and amortization which were offset by the increase in accounts receivable and decreases in accounts payable and accrued expenses and deferred revenue and the change in income taxes payable/refundable. The cash flow generated from operations in the six months ended June 30, 2000, consisted of net income plus depreciation and amortization less an increase in accounts receivable and a decrease in deferred revenue.

    The Company invested cash in property and equipment totaling $3,001,000 and $1,822,000 for the six-month periods ended June 30, 2001, and June 30, 2000, respectively. These investments related principally to the purchase of the Company's headquarters building for $1,750,000 on May 17, 2001 and the installation of computer equipment for the Company's Chapter 7 product during the six-month periods ended June 30, 2001 and June 30, 2000.

    The Company incurred software development costs totaling $999,000 and $417,000 for the six-months ended June 30, 2001 and June 30, 2000, respectively. Internal software costs incurred in the creation of computer software products are capitalized as soon as technological feasibility has been established. Prior to the completion of a detailed program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. Additionally, the Company anticipates future investments in software development will be at or above levels in previous periods.

    The Company generated net cash from financing activities of $19,317,000 during the six-month period ended June 30, 2001, which was an increase of $15,829,000 from $3,488,000 generated during the six-month period ended June 30, 2000. The increase was primarily due to the follow-on offering of common stock which generated net proceeds of $22,675,000 and the exercise of stock options and warrants totaling $534,000 which were offset by repayments on the line of credit for $3,575,000.

    The Company maintains a $3,500,000 working capital line of credit and a $2,500,000 line of credit to finance certain computer equipment purchases. No amounts were outstanding on either line of credit at June 30, 2001. Any outstanding principal on the working capital line is due upon demand, and if no demand is made, then upon expiration. Each borrowing on the equipment line of credit is due over a 36-month period from the date of the borrowing. Both lines of credit were renewed on June 20, 2001 to expire on June 20, 2002.

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

    Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These factors include, but are not limited to, (1) any material changes in the total number of Chapter 7 trustees or Chapter 7 deposits served by the Company, (2) any material changes in the number of Chapter 13 trustees or material changes in the number of cases processed by Chapter 13 trustees of the Company, (3) changes in the number of bankruptcy filings each year, (4) changes in bankruptcy legislation, (5) the Company's reliance on its marketing arrangement with Bank of America for Chapter 7 revenue, (6) the Company's ability to achieve or maintain technological advantages, (7) uncertainties related to the financial services business and the future operations of that business, and (8) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" discussed in its Annual Report on Form 10-K for the year ended December 31, 2000. In addition, there may be other factors not included in the Company's Securities and Exchange Commission filings that may cause actual results to differ materially from any forward-looking statements. The Company undertakes no obligations to update any forward-looking statements contained herein to reflect future events or developments.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

    Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. The Company is currently exposed to credit risk on credit extended to customers and interest risk on capital lease obligations, cash equivalents and short-term investments. The Company actively monitors these risks through a variety of controlled procedures involving senior management. The Company does not currently use any derivative financial instruments. Based on the controls in place, credit worthiness of the customer base and the relative size of these financial instruments, the Company believes the risk associated with these instruments will not have a material adverse affect on our business, financial position, results of operations and cash flows.

EPIQ SYSTEMS, INC.
JUNE 30, 2001 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 4: Submission of Matters to a Vote of Security Holders

    The Annual Meeting of the Shareholders of the Company was held on June 6, 2001, to consider the election of directors and a proposal to amend the Company's Articles of Incorporation to increase the authorized shares of common stock from 20,000,000 to 50,000,000. The results of the voting at the Annual Meeting were as follows:

	For	Against	Abstain
Election of Directors
Tom W. Olofson	6,545,239	536,249	0
Christopher E. Olofson	6,544,639	536,849	0
W. Bryan Satterlee	6,965,419	116,069	0
Robert C. Levy	6,965,219	116,269	0
Edward M. Connolly, Jr.	6,964,519	116,969	0
Amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock to 50,000,000	6,567,345	503,668	10,475

No other matters were submitted to a vote of the shareholders at the Annual Meeting.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

    The following Exhibits are filed with this Form 10-Q:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended.
10.1	Modification Agreement dated as of June 20, 2001 between the Company and Gold Bank of Leawood for $3,500,000 Line of Credit.
10.2	Line of Credit dated June 20, 2001 from Gold Bank of Leawood in the amount of $2,500,000.
(b)	Reports on Form 8-K.
None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIQ Systems, Inc.
Date: August 9, 2001	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board Chief Executive Officer Director (Principal Executive Officer)
Date: August 9, 2001	/s/ JANICE KATTERHENRY Janice Katterhenry Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
Date: August 9, 2001	/s/ MICHAEL A. RIDER Michael A. Rider Controller (Principal Accounting Officer)

QuickLinks

EPIQ SYSTEMS, INC. FORM 10-Q QUARTER ENDED JUNE 30, 2001 CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements.
EPIQ SYSTEMS, INC. STATEMENTS OF INCOME (In Thousands, Except Per Share Data) (Unaudited)
EPIQ SYSTEMS, INC. BALANCE SHEETS (In Thousands, Except Share and Per Share Data)
EPIQ SYSTEMS, INC. BALANCE SHEETS (In Thousands, Except Share and Per Share Data)
EPIQ SYSTEMS, INC. STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)
EPIQ SYSTEMS, INC. NOTES TO FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
EPIQ SYSTEMS, INC. JUNE 30, 2001 FORM 10-Q
PART II—OTHER INFORMATION
  ITEM 4: Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K.
SIGNATURES