Form 10-Q
period 2001-09-30
EPIQ SYSTEMS INC
filed 2001-11-13
CIK 1027207

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

    The number of shares outstanding of registrant's common stock at September 30, 2001:

Class	Outstanding
Common Stock, $.01 par value	9,511,112

EPIQ SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2001

CONTENTS

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Statements of Income— Three months and nine months ended September 30, 2001 and 2000 (Unaudited)	2
	Balance Sheets— September 30, 2001 (Unaudited) and December 31, 2000	3
	Statements of Cash Flows— Nine months ended September 30, 2001 and 2000 (Unaudited)	5
	Notes to Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18
Signatures		19

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements.

EPIQ SYSTEMS, INC.

STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
OPERATING REVENUES	$7,691	$6,094	$21,890	$16,847

COST OF SALES:
Cost of products and services	1,530	1,607	4,702	4,309
Depreciation and amortization	941	811	2,672	2,266

	2,471	2,418	7,374	6,575

GROSS PROFIT	5,220	3,676	14,516	10,272

OPERATING EXPENSES:
General and administrative	2,719	2,086	7,857	5,913
Depreciation	114	73	301	179
Amortization-goodwill/intangibles	338	334	1,014	878
Acquisition related	—	—	—	436
Purchased in-process research and development	—	—	—	364

	3,171	2,493	9,172	7,770

INCOME FROM OPERATIONS	2,049	1,183	5,344	2,502

INTEREST INCOME (EXPENSE):
Interest income	322	29	592	127
Interest expense	(25)	(111)	(84)	(248)

	297	(82)	508	(121)

INCOME BEFORE INCOME TAXES	2,346	1,101	5,852	2,381
PROVISION FOR INCOME TAXES	853	424	2,269	928

NET INCOME	$1,493	$677	$3,583	$1,453

NET INCOME PER SHARE INFORMATION:
Basic	$0.16	$0.10	$0.41	$0.21

Diluted	$0.15	$0.09	$0.39	$0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,510	6,975	8,817	6,969
Diluted	9,921	7,279	9,230	7,235

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.

BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$34,258	$15,128
Short-term investments	—	1,250
Accounts receivable, trade, less allowance for doubtful accounts of $31 and $31, respectively	5,450	3,580
Prepaid expenses and other	567	222
Deferred income taxes	177	279

Total Current Assets	40,452	20,459

PROPERTY AND EQUIPMENT:
Land	192	—
Building	1,642	—
Furniture and fixtures	996	953
Computer equipment	10,752	9,949
Office equipment	398	398
Building improvements	1,090	1,074
Transportation equipment	1,648	15

	16,718	12,389
Less accumulated depreciation and amortization	6,967	5,444

Total Property and Equipment, net	9,751	6,945

SOFTWARE DEVELOPMENT COSTS, Net	3,651	2,811

OTHER ASSETS:
Goodwill, net of accumulated amortization of $1,884 and $1,067, respectively	11,557	12,374
Other intangibles, net of accumulated amortization of $438 and $241, respectively	2,113	2,310
Other	50	40

Total Other Assets, net	13,720	14,724

	$67,574	$44,939

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.

BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	September 30, 2001	December 31, 2000
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Short-term borrowings	$—	$3,575
Accounts payable	647	1,754
Accrued expenses	1,016	499
Income taxes payable	568	164
Deferred revenue	716	1,071
Current portion of deferred acquisition price	222	226
Current maturities of long-term obligations	105	138

Total Current Liabilities	3,274	7,427

DEFERRED REVENUE	114	139
LONG-TERM OBLIGATIONS (less current portion)	187	295
DEFERRED ACQUISITION PRICE (less current portion)	431	629
DEFERRED INCOME TAXES	776	526

Total Liabilities	4,782	9,016

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; authorized—50,000,000 shares at September 30, 2001 and 20,000,000 shares at December 31, 2000; issued and outstanding—9,511,112 and 8,374,452 shares at September 30, 2001 and December 31, 2000, respectively	95	84
Additional paid-in capital	53,803	30,528
Retained earnings	8,894	5,311

Total Stockholders' Equity	62,792	35,923

	$67,574	$44,939

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,583	$1,453
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	352	(230)
Depreciation and amortization	2,315	1,861
Amortization of software development costs	658	584
Amortization of goodwill and other intangible assets	1,014	878
In-process research and development acquired	—	364
Loss on disposal or sale of equipment	137	28
Accretion of discount on purchase agreement obligation	48	36
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	(1,870)	(1,830)
Prepaid expenses and other assets	(355)	(86)
Accounts payable and accrued expenses	(590)	763
Deferred revenue	(380)	(2,450)
Income taxes payable	404	168

Net cash from operating activities	5,316	1,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,276)	(2,436)
Software development costs	(1,498)	(630)
Cash paid for acquisition of business, net of cash acquired	—	(5,334)
Proceeds from sale of property and equipment	18	151
Proceeds from sale of investments, net	1,250	3,850

Net cash from investing activities	(5,506)	(4,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from borrowings on line-of-credit	(3,575)	3,500
Principal payments under capital lease obligations	(141)	(52)
Payment on deferred acquisition price	(250)	—
Net proceeds from stock issuance	22,735	—
Proceeds from exercise of stock options and warrants	551	122

Net cash from financing activities	19,320	3,570

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,130	710

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,128	1,643

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,258	$2,353

See Notes to Financial Statements.

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

Comprehensive Income

    The Company has no additional components of other comprehensive income, therefore comprehensive income equals net income.

Recent Accounting Pronouncements

    Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, requires, among other things, that all derivatives be recognized in the balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship. If such a relationship exists, changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported in income. As the Company does not hold any derivatives or embedded derivatives, as defined by the statements, the adoption of the statement on January 1, 2001, did not result in a transition adjustment.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142, which is required to be adopted by the Company January 1, 2002, requires, among other things, the discontinuance of amortization of goodwill and certain other intangible assets. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is evaluating the impact of the adoption of these statements and has not yet determined the effect of adoption on its financial position, results of operations and cash flows.

    In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. The Company expects to implement SFAS No. 143 in the fiscal year beginning January 1, 2003, and is currently assessing its effect on the Company's financial position, results of operations and cash flows.

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. The Company expects to implement SFAS No. 144 in the fiscal year beginning January 1, 2002, and is currently assessing its effect on the Company's financial position, results of operations and cash flows.

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

    In the opinion of management of the Company, the accompanying financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and its cash flows for the three months and nine months then ended.

    The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3: STOCKHOLDERS' EQUITY

    On June 29, 2001, the Company completed a follow-on offering of 1,025,000 shares of common stock and received net proceeds, after underwriter's discount and offering expenses, of $22,735,000. An additional 475,000 shares of common stock were offered by selling shareholders from which the Company did not receive any of the proceeds.

    On June 6, 2001, the shareholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock to 50,000,000 from 20,000,000.

NOTE 4: NET INCOME PER SHARE

    Basic net income per share is computed based on the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average common shares and all potentially dilutive common share equivalents outstanding during the period. The computation of net income per share for all periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(In Thousands, Except Per Share Data)
Net Income	$1,493	$677	$3,583	$1,453

Weighted average common shares outstanding	9,510	6,975	8,817	6,969
Weighted average common share equivalents (stock options and warrants)	411	304	413	266

Weighted average diluted common shares outstanding	9,921	7,279	9,230	7,235

Net Income per share:
Basic	$0.16	$0.10	$0.41	$0.21

Diluted	$0.15	$0.09	$0.39	$0.20

    For the three months ended September 30, 2001 the Company had 4,000 options outstanding which were anti-dilutive and, therefore, not considered in the diluted earnings per share calculation above. For the three months ended September 30, 2000 the Company had no options outstanding which were anti-dilutive.

    For the nine months ended September 30, 2001 and 2000 the Company had 2,000 and 58,500 options outstanding, respectively, which were anti-dilutive and, therefore, not considered in the diluted earnings per share calculation above.

NOTE 5: ADDITIONAL CASH FLOW INFORMATION

Additional Cash Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In Thousands)
Interest paid	$25	$111	$83	$248
Income taxes paid	103	215	1,381	971

Noncash Investing and Financing Activities

    The Company acquired substantially all business assets of PHiTECH in March 2000 (see Note 6). In conjunction with the acquisition, cash flow information for the nine months ended September 30, 2000 is as follows:

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

    The total value of the transaction was $7,109,000, of which $5,338,000 was paid in cash (partially financed with short-term borrowings under a line of credit), $797,000 was deferred in the form of a non-interest bearing note with a face value of $1,000,000, discounted using an implied rate of 9% per year, and $974,000 represented assumed liabilities. The note is payable in four annual installments of $250,000, beginning 13 months after the date of acquisition and is presented as deferred acquisition price on the balance sheets. The first installment payment was made in April 2001. The purchase price was allocated to net tangible assets of $322,000, software of $362,000, a non-compete agreement of $50,000, and $364,000 was allocated to purchased in-process research and development ("IPRD") and treated as a charge to earnings reducing after tax income for the first quarter 2000 by $217,000 or $0.03 per share on a diluted basis. The purchased IPRD related to PHiTECH's new, next-generation Java-based product, which was completed and released in the second quarter of 2001. The remainder of the purchase price, $6,011,000, was allocated as follows: $650,000 to trade names, $700,000 to customer contracts and $4,661,000 to goodwill, which are being amortized on a straight-line basis over 10 years.

    Unaudited pro forma operations assuming the purchase was made at the beginning of the period presented are shown below:

Nine Months Ended September 30, 2000
(In Thousands, except per share data)
Operating Revenues	$17,141
Net Income	1,285
Net Income Per Share:
Basic	$0.18
Diluted	$0.18

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

    Information concerning operations in these reportable segments of business is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In Thousands)
Operating revenues:
Bankruptcy and related services	$7,269	$4,713	$20,475	$14,649
Financial services	422	1,381	1,415	2,198

Total operating revenues	7,691	6,094	21,890	16,847

Cost of sales:
Cost of products and services:
Bankruptcy and related services	1,351	1,297	3,980	3,625
Financial services	179	310	722	684
Depreciation and amortization:
Bankruptcy and related services	819	763	2,394	2,168
Financial services	122	48	278	98

Total cost of sales	2,471	2,418	7,374	6,575

Gross profit:
Bankruptcy and related services	5,099	2,653	14,101	8,856
Financial services	121	1,023	415	1,416

Total gross profit	$5,220	$3,676	$14,516	$10,272

    The Company has not disclosed assets or net income by segment, as the information is not reviewed by the chief operating decision maker, is not produced internally and its preparation is impracticable.

NOTE 8: LINES OF CREDIT

    The Company has lines of credit for equipment financing and for working capital allowing for borrowings up to $2,500,000 and $5,000,000, respectively.

    As of January 2, 2001, all of the outstanding borrowings, plus accrued interest, under both lines was repaid. Both lines of credit were renewed on June 20, 2001 to expire on June 20, 2002, unless renewed. The working capital line of credit of $3,500,000 was modified to $5,000,000 on August 24, 2001. There were no borrowings outstanding under these lines of credit at September 30, 2001.

NOTE 9: PURCHASES OF PROPERTY AND EQUIPMENT

    In May 2001, the Company purchased its corporate headquarters building from a partnership, in which an officer/director is a 50% partner, for a cash purchase price of $1,750,000. In August 2001, the Company purchased a fractional ownership in a business aircraft for $1,625,000.

NOTE 10: SUBSEQUENT EVENTS

    On October 11, 2001, the Company acquired certain assets and assumed certain obligations from ROC Technologies, Inc., the bankruptcy management software subsidiary of Imperial Bank. Imperial Bank is a subsidiary of Comerica Incorporated ("Comerica"). The acquisition follows Comerica's decision to exit the Chapter 7 trustee business. The purchase price (prior to direct acquisition costs) of $12,000,000 was paid by the Company from its existing cash and investments. The acquisition will be accounted for using the purchase method of accounting and the purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair market values in the 4th quarter of 2001 for inclusion in the financial statements at year end.

    On November 6, 2001, the Company announced that its Board of Directors had approved a 3 for 2 stock split, effected in the form of a 50% stock dividend, payable November 30, 2001 to holders of record as of November 16, 2001. The Company will pay cash to shareholders in lieu of fractional shares. The shares presented in the balance sheets as of September 30, 2001 and December 31, 2000, and the number of shares used in the computation of net income per share in the statements of income for the three and nine months ended September 30, 2001 and 2000, were based on the number of shares outstanding before giving effect to the stock split. On a pro forma basis, giving effect to the stock split, weighted average common shares outstanding and net income per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In Thousands, Except Per Share Data)
Pro forma net income per share:
Basic	$.10	$.06	$.27	$.14
Diluted	$.10	$.06	$.26	$.13
Pro forma weighted average common shares outstanding:
Basic	14,265	10,463	13,226	10,454
Diluted	14,882	10,919	13,845	10,853

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

Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

    Operating revenues increased 26.2% or $1,597,000 to $7,691,000 in the three-month period ended September 30, 2001 compared to $6,094,000 in the three-month period ended September 30, 2000. The growth in operating revenues was attributable to increased revenues generated by bankruptcy and related services, which was partially offset by a decrease in revenues for financial services. The bankruptcy and related services revenues increased 54.2%, or $2,556,000 to $7,269,000 in the three-month period ended September 30, 2001 compared to $4,713,000 in the three-month period ended September 30, 2000. The increase in bankruptcy and related services revenues was primarily a result of increases in monthly revenues from the Chapter 7 business, marketing and strategic consulting fees and software enhancement fees plus an increase in Chapter 13 revenues. Revenues received from customized software, technology services and marketing and strategic consulting services that the Company provided directly to Bank of America in support of its national marketing arrangement accounted for 24.7% of the bankruptcy and related services revenues for the three-month period ended September 30, 2001 compared to 25.5% of the bankruptcy and related services revenues for the three-month period ended September 30, 2000. These projects and the related revenues vary from quarter to quarter. Financial services revenues for the three-month period ended September 30, 2001, declined $959,000 or 69.4% to $422,000 compared to the three-month period ended September 30, 2000. This decrease in financial services revenues was a result of decreased sales generated from the DataXpress product acquired in March 2000.

    Total cost of sales increased 2.2% or $53,000 to $2,471,000 in the three-month period ended September 30, 2001 compared to $2,418,000 in the three-month period ended September 30, 2000. Total cost of sales as a percentage of operating revenues decreased to 32.1% in the three-month period ended September 30, 2001 compared to 39.7% in the three-month period ended September 30, 2000. Cost of products and services for bankruptcy and related services increased 4.2% or $54,000 to $1,351,000 in the three-month period ended September 30, 2001 compared to $1,297,000 in the three-month period ended September 30, 2000. A $131,000 decrease in the cost of products and services for the financial services segment offset the increase in the cost of products and services for the bankruptcy and related services segment which led to a decrease in the total cost of products and services for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000. Bankruptcy and related services cost of products and services as a percentage of bankruptcy and related services revenues was 18.6% in the three-month period ended September 30, 2001 compared to 27.5% in the three-month period ended September 30, 2000. The decrease in cost as a percentage of revenues was largely attributable to the increase in higher margin operating revenues from software enhancements, technology services and marketing and strategic consulting services in the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000. Depreciation and amortization increased 16.0% or $130,000 to $941,000 in the three-month period ended September 30, 2001 compared to $811,000 in the three-month period ended September 30, 2000, primarily due to the purchase of additional computer equipment and to a lesser extent an increase in software amortization.

    Operating expenses increased 27.2% or $678,000 to $3,171,000 for the three-month period ended September 30, 2001 compared to $2,493,000 for the three-month period ended September 30, 2000. Operating expenses as a percentage of operating revenues were 41.2% for the three-month period ended September 30, 2001 compared to 40.9% in the three-month period ended September 30, 2000. The increase in operating expenses for the three-month period ended September 30, 2001 was due to an increase in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses related to the PHiTECH acquisition in 2000. The increase in general and administrative expenses for the three-month period ended September 30, 2001 was primarily due to increases in compensation expense, related to both additional personnel and salary and benefit increases, and professional services. Depreciation expense increased 56.2% or $41,000 to $114,000 in the three-month period ended September 30, 2001 compared to $73,000 in the three-month period ended September 30, 2000. The increase in depreciation was primarily due to the building improvements made in Kansas City and San Francisco to support the increased business and the purchase of the Company's headquarters in May 2001 for $1,750,000.

    The Company had net interest income of $297,000 in the three-month period ended September 30, 2001 compared to net interest expense of $82,000 in the three-month period ended September 30, 2000. This change resulted from the investment of the net proceeds received from a private placement of 1,350,000 shares of common stock on December 29, 2000 and the follow-on offering of 1,025,000 shares of common stock on June 29, 2001. The increase was also due to a decrease in interest expense as result of the repayment of the Company's $3,500,000 line of credit, which was used to finance a portion of the PHiTECH acquisition cost in 2000 and was repaid with a portion of the proceeds from the private placement of common stock.

    The Company's effective tax rate was 36.4% for the three-month period ended September 30, 2001, compared to 38.5% for the three-month period ended September 30, 2000. The decrease in the effective tax rate was due to the Company taking available tax credits in the three-month period ended September 30, 2001.

    Net income as a percentage of operating revenues increased to 19.4% in the three-month period ended September 30, 2001 from 11.1% in the three-month period ended September 30, 2000. The increase in net income as a percentage of operating revenues was due in part to the improved gross and operating margins as well as an increase in interest income and a reduction in interest expense for the three month-period ended September 30, 2001.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

    Operating revenues increased 29.9% or $5,043,000 to $21,890,000 in the nine-month period ended September 30, 2001 compared to $16,847,000 in the nine-month period ended September 30, 2000. The growth in operating revenues was attributable to revenues generated by bankruptcy and related services and was partially offset by a decrease in revenues generated from financial services associated with our March 17, 2000 acquisition of PHiTECH. The bankruptcy and related services revenues increased 39.8% or $5,826,000 to $20,475,000 in the nine-month period ended September 30, 2001 compared to $14,649,000 in the nine-month period ended September 30, 2000. The increase in bankruptcy and related services revenues was primarily due to completing a more extensive Trustee Case Management System ("TCMS") upgrade, increases in monthly revenues from the Chapter 7 business, software enhancements and marketing and strategic consulting for the nine months ended September 30, 2001. Revenues received from customized software, technology services and marketing and strategic consulting services that the Company provided directly to Bank of America in support of its national marketing arrangement accounted for 16.7% of the bankruptcy and related services revenues for the nine-month period ended September 30, 2001 compared to 16.1% of the bankruptcy and related services revenues for the nine-month period September 30, 2000. The decrease in revenues of $783,000 or 35.6% to $1,415,000 in financial services for the nine-month period ended September 30, 2001 as compared to revenues of $2,198,000 for the nine-month period ended September 30, 2000, was the result of decreased sales generated from the DataXpress product acquired in March 2000.

    Total cost of sales increased 12.2% or $799,000 to $7,374,000 in the nine-month period ended September 30, 2001 compared to $6,575,000 in the nine-month period ended September 30, 2000. Total cost of sales as a percentage of operating revenues decreased to 33.7% in the nine-month period ended September 30, 2001 compared to 39.0% in the nine-month period ended September 30, 2000. Cost of products and services for bankruptcy and related services increased 9.8% or $355,000 to $3,980,000 in the nine-month period ended September 30, 2001 compared to $3,625,000 in the nine-month period ended September 30, 2000. The financial services segment contributed $38,000 to the increase in the total cost of products and services for the nine-month period ended September 30, 2001. Bankruptcy and related services cost of products and services, as a percentage of bankruptcy and related services revenues, was 19.4% in the nine-month period ended September 30, 2001 compared to 24.8% in the nine-month period ended September 30, 2000. The decrease in cost as a percentage of revenues was largely attributable to the increase in operating revenues from upgrade revenue and marketing and strategic consulting fees that provide a higher profit margin. Depreciation and amortization increased 17.9% or $406,000 to $2,672,000 in the nine-month period ended September 30, 2001, compared to $2,266,000 in the nine-month period ended September 30, 2000, primarily due to the purchase of additional computer equipment and to a lesser extent an increase in software amortization.

    Operating expenses increased 18.0% or $1,402,000 to $9,172,000 in the nine-month period ended September 30, 2001 compared to $7,770,000 in the nine-month period ended September 30, 2000. Operating expenses as a percentage of operating revenues were 41.9% in the nine-month period ended September 30, 2001 compared to 46.1% in the nine-month period ended September 30, 2000. The increase in operating expenses for the nine-month period ended September 30, 2001 was due to a 32.9 % or $1,944,000 increase in general and administrative expenses over the comparable period in 2000. The increase in general and administrative expenses for the nine-month period ended September 30, 2001 was due primarily to increases in compensation expense, related to both additional personnel and salary and benefit increases and legal and accounting costs for additional SEC filings. The additional personnel and salary and benefit expenses were primarily attributable to the increases in the general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing personnel to support the financial services segment. This increase in general and administrative expenses was partially offset by the absence of any acquisition related expenses or charges for purchased in-process research and development in the nine-month period ended September 30, 2001. Included in operating expenses in 2000 were acquisition related expenses of $364,000 and a charge for purchased in-process research and development of $436,000, which together represented 10.3% of the operating expenses for the nine-month period ended September 30, 2000.

    The purchased in-process research and development related to PHiTECH's new, next-generation Java-based product, which was approximately 80% complete at the time of the acquisition in March 2000. At the acquisition date, the technological feasibility of the acquired technology had not been established and the technology had no alternative uses. The Company expended additional costs of approximately $64,000 during calendar year 2000 in order to achieve technological feasibility that was established in July 2000. Since technological feasibility was established, the Company has capitalized approximately $739,000 in expenditures as software development costs. For the nine-month period ended September 30, 2001, the Company incurred approximately $396,000 in additional costs until the program was released in April 2001. The Company does plan to continue to enhance the software and expects to access additional markets with this new technology.

    The Company had net interest income of $508,000 in the nine-month period ended September 30, 2001 compared to net interest expense of $121,000 in the nine-month period ended September 30, 2000. This change resulted from the investment of the net proceeds received from a private placement of 1,350,000 shares of common stock on December 29, 2000 and the follow-on offering of 1,025,000 shares of common stock on June 29, 2001. The increase was also due to a decrease in interest expense as result of the repayment of the Company's $3,500,000 line of credit, which was used to finance a portion of the PHiTECH acquisition cost and was repaid with a portion of the proceeds from the private placement of common stock.

    Net income as a percentage of operating revenues increased to 16.4% in the nine-month period ended September 30, 2001 from 8.6% in the nine-month period ended September 30, 2000. The increase in net income as a percentage of operating revenues was due to the improved gross margins as well as the reduction in acquisition related charges and the purchased in-process research and development, which occurred in the nine-month period ended September 30, 2000.

Liquidity and Capital Resources

    The Company's cash and cash equivalents and short-term investments increased to $34,258,000 as of September 30, 2001 compared to $16,378,000 as of December 31, 2000. This increase was mainly attributable to the completion of the follow-on offering of 1,025,000 shares of common stock on June 29, 2001 for net proceeds of $22,735,000 which was partially offset by the repayment of the outstanding line-of-credit of $3,575,000 in January 2001.

    The Company generated cash of $5,316,000 and $1,539,000 from operations for the nine months ended September 30, 2001 and 2000, respectively. The cash flow generated from operations in the nine months ended September 30, 2001, primarily consisted of net income plus depreciation and amortization and the increase in income taxes payable offset in part by the increase in accounts receivable and decreases in accounts payable and accrued expenses and deferred revenue. The cash flow generated from operations in the nine months ended September 30, 2000, consisted of net income plus depreciation and amortization less an increase in accounts receivable and a decrease in deferred revenue.

    The Company invested cash in property and equipment totaling $5,276,000 and $2,436,000 for the nine-month periods ended September 30, 2001 and 2000, respectively. These investments included purchases of the Company's headquarters building on May 17, 2001 for $1,750,000, a fractional ownership in a business aircraft on August 1, 2001 for $1,625,000 and purchases of computer equipment for the Company's Chapter 7 product during the nine-month periods ended September 30, 2001 and 2000. On October 11, 2001, the Company paid $12,000,000 from its existing cash and investments for certain assets and assumed certain obligations from ROC Technologies, Inc., the bankruptcy management software subsidiary of Imperial Bank, a subsidiary of Comerica Incorporated.

    The Company incurred software development costs totaling $1,498,000 and $630,000 for the nine-months ended September 30, 2001 and 2000, respectively. Internal software costs incurred after technological feasibility has been established are capitalized. Prior to the completion of a detailed program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. Additionally, the Company anticipates future investments in software development will be at or above levels in previous periods.

    The Company generated net cash from financing activities of $19,320,000 during the nine-month period ended September 30, 2001, which was an increase of $15,750,000 from $3,570,000 generated during the nine-month period ended September 30, 2000. The increase was primarily due to the follow-on offering of common stock in June 2001 which generated net proceeds of $22,735,000 and the exercise of stock options and warrants totaling $551,000 which were offset by repayments on the line of credit for $3,575,000.

    The Company maintains a $5,000,000 working capital line of credit and a $2,500,000 line of credit to finance certain computer equipment purchases. No amounts were outstanding on either line of credit at September 30, 2001. Any outstanding principal on the working capital line is due upon demand, and if no demand is made, then upon expiration. Each borrowing on the equipment line of credit is due over a 36-month period from the date of the borrowing. Both lines of credit were renewed on June 20, 2001 to expire on June 20, 2002. The working capital line of credit was modified to $5,000,000 from $3,500,000 on August 24, 2001.

    The Company believes that its cash and cash equivalents, the cash generated from its operations and amounts available under the Company's equipment line of credit, will be sufficient to finance the Company's currently anticipated working capital and property and equipment expenditures for the foreseeable future.

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
SEPTEMBER 30, 2001 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits.

  There are no exhibits filed with this Form 10-Q:

(b)
Reports on Form 8-K.

  The registrant filed no reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIQ Systems, Inc.
Date: November 13, 2001	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board Chief Executive Officer Director (Principal Executive Officer)
Date: November 13, 2001	/s/ MICHAEL A. RIDER Michael A. Rider Controller (Principal Accounting Officer)

QuickLinks

CONTENTS
PART I—FINANCIAL INFORMATION
EPIQ SYSTEMS, INC. NOTES TO FINANCIAL STATEMENTS EPIQ SYSTEMS, INC.
  ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K.
SIGNATURES