Form 10-K405
period 2001-12-31
EPIQ SYSTEMS INC
filed 2002-03-21
CIK 1027207

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2001
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-22081

EPIQ SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Missouri (State or Other Jurisdiction of Incorporation or Organization)	48-1056429 (IRS Employer Identification No.)

501 Kansas Avenue, Kansas City, Kansas 66105-1300
(Address of Principal Executive Office)

913-621-9500
(Registrant's Telephone Number)

(Former name or former address, if changed since last report.)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:
 None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
 Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes     X        No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last reported sale price on the Nasdaq National Market) on March 19, 2002, was approximately $168,696,090.

Documents incorporated by reference: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2002 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

There were 14,413,023 shares of common stock of the registrant outstanding as of March 19, 2002.

EPIQ SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        In this report, in other filings with the SEC and in press releases and other public statements by our officers throughout the year, EPIQ Systems, Inc. makes or will make statements that plan for or anticipate the future. These forward-looking statements include statements about our future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on our current expectations. Many of these statements are found in the "Business" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" sections of this report.

        Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed herein are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include, but are not limited to, the "Risk Factors" section of this report. In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. We undertake no obligation to update any forward-looking statements contained herein or in future communications to reflect future events or developments.

PART I

ITEM 1. BUSINESS

General

        EPIQ Systems, Inc. develops, markets and licenses proprietary software solutions for workflow management and data communications infrastructure for the bankruptcy trustee market and the financial services market. Our specialized products streamline our customers' internal business operations and external communications and enable them to minimize operating costs through automation. In addition to our software products, we also provide a high level of coordinated support, including network integration, post-installation support and industry-specific value-added services.

        For the bankruptcy trustee market, we provide Chapter 7 and Chapter 13 trustees comprehensive, turnkey, back-office systems that manage their entire caseloads. Our TCMS and CasePower software products are the cornerstone of the daily operations of a bankruptcy trustee's office and enable management of virtually every aspect of the trustee's caseload. Unlike traditional software licensing arrangements under which the end-user pays a relatively significant up-front licensing fee and then more modest support fees over time, our bankruptcy trustee billing models generate ongoing monthly revenues from each customer. For our Chapter 7 business, we provide our products and services to trustee customers at no direct charge. We have a national marketing arrangement with Bank of America, in which a significant number of our trustee customers agree to deposit the cash proceeds from liquidations of debtors' assets with Bank of America. Each Chapter 7 trustee customer relationship generates recurring revenues, which we collect through our marketing arrangement and which are based on the total number of trustees and a percentage of the total liquidated asset proceeds on deposit. To support our marketing arrangement, we also receive revenues from customized software, technology services and marketing and strategic consulting services we provide directly to Bank of America. For our Chapter 13 business, in addition to an initial implementation fee, we collect monthly revenues directly from each trustee customer based on the number of cases in the trustee's database and the number of printed documents we generate for the trustee.

        For the financial services market, our DataXpress product line provides cross-platform, software-based communications infrastructure that enables corporate customers to format and securely route business-critical data over the Internet and private networks, using a variety of communication protocols. Our products automate the electronic transmission of business data and are designed to deliver the data to the right recipient, at the right time, in the right format and with the appropriate security, while reducing labor and information technology infrastructure costs to our customers. The DataXpress product line includes a core data transmission and receiving engine, a real-time communications management console, a powerful data reformatting tool and an advanced suite of security and scheduling functions required for enterprise-class implementations. Our financial services customers include leading banking and financial services companies such as Bank of America, J.P. Morgan Chase Bank, Fiserv EFT and Visa USA.

        We were incorporated in the State of Missouri on July 15, 1988, when we acquired all of the assets of an unrelated predecessor corporation, including the name, Electronic Processing, Inc. Our shareholders approved an amendment to our Articles of Incorporation on June 7, 2000, changing our name from Electronic Processing, Inc. to EPIQ Systems, Inc.

        Our executive office is located at 501 Kansas Avenue, Kansas City, Kansas 66105. The telephone number at that address is (913) 621-9500.

        TCMS™ is our registered trademark. We have filed trademark applications for DataXpress and CasePower, which are pending with the U.S. Patent and Trademark Office.

Significant Events in 2001

        ROC Technologies, Inc. Acquisition.    In 2001, we acquired certain assets of the bankruptcy management software subsidiary of Imperial Bancorp, a subsidiary of Comerica Inc. ("Comerica"), for $12 million cash, following Comerica's decision to exit the Chapter 7 trustee business. In a separate transaction, Bank of America entered into an agreement with Comerica to promote the transfer of bankruptcy trustee portfolio funds from Comerica to Bank of America.

        By acquiring Comerica's software unit, we gained accelerated access to significant market share. At the time of the acquisition, ROC Technologies had approximately 100 Chapter 7 trustee customers, with an aggregate deposit base of approximately $250 million. While the Chapter 7 trustee customers of ROC Technologies had their primary banking relationship with Imperial/Comerica, certain customers also maintained Chapter 7 trustee deposits with various other national and regional third-party banks. The total Chapter 7 trustee deposits for ROC Technologies' customers held at Imperial/Comerica Bank were approximately 50% of their trustee customers' total Chapter 7 trustee deposits. The integration process for this acquisition began in the fourth quarter of 2001 and is progressing on schedule.

        Stock Offering.    In June 2001, we completed a successful follow-on offering in which we sold 1,537,500 shares of our common stock, raising $24,600,000 in gross proceeds.

        Stock splits.    We had two common stock splits in 2001. Our first 3-for-2 stock split, effected in the form of a 50% stock dividend, was paid on February 23, 2001 to shareholders of record on February 8, 2001. Our second 3-for-2 stock split, also effected in the form of a 50% stock split, was paid on November 30, 2001 to shareholders of record on November 16, 2001.

Industries

Bankruptcy Industry

        Bankruptcy comprises an ever present, integral part of the U.S. economy, and bankruptcy filings in the United States have remained near record levels for the past several years. For the 2001 government fiscal year (ended September 30, 2001), the Administrative Office of the U.S. Courts reported approximately 1.44 million new bankruptcy filings, a historically high level. We believe this high level of new filings is partially attributable to the weakened national economy, to proliferation of consumer debt, which has been fueled by the easy availability of credit, and to an important psychological shift away from the public stigma and negative connotations historically associated with bankruptcy.

        There are five chapters of the U.S. Bankruptcy Code that serve different purposes and require various types of services and information:

  •
  Chapter 7 (Liquidation) is the most prevalent form of bankruptcy and accounted for approximately 71% of all cases filed in 2001. In a Chapter 7 case, the debtor's assets are liquidated, and the resulting cash proceeds are used to pay creditors. This process can take up to three to five years or longer, depending on circumstances.

  •
  Chapter 13 (Individual Reorganization) accounted for approximately 29% of all cases filed in 2001. Under Chapter 13, assets are not liquidated. Rather, the debtor makes periodic cash payments to a trustee under a plan of reorganization that typically extends between 36 and 60 months. The trustee, in turn, makes monthly distributions to the creditors from the payments received from the debtor.

  •
  Chapter 11 (Corporate Reorganization), Chapter 12 (Farm Reorganization) and Chapter 9 (Municipal Reorganization) together accounted for less than 1% of all cases filed in 2001.

        The participants in a bankruptcy proceeding include the debtor, the creditors and a trustee, as well as the presiding judge. The trustee acts as an intermediary between the debtor and creditors and is responsible for administering the bankruptcy case. The end-user customers of our bankruptcy products and services are trustees, not individual debtors or creditors.

        Bankruptcy trustees in Chapters 7 and 13 are appointed by the Executive Office for United States Trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. Bankruptcy trustees in Chapter 7 and Chapter 13 cases are charged with managing the administrative aspects of liquidation or reorganization bankruptcies. The trustee's primary responsibilities include liquidating the debtor's assets (Chapter 7) or collecting funds from the debtor (Chapter 13), distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports, including financial updates, for the Executive Office for United States Trustees and for the bankruptcy court. Trustees typically are attorneys or certified public accountants who manage many different bankruptcy cases simultaneously. We estimate that Chapter 7 trustees typically manage over 100 cases simultaneously and that Chapter 13 trustees typically manage over 1,000 cases simultaneously. It is possible for a given individual trustee to have caseloads in both Chapter 7 and Chapter 13 bankruptcies, but normally a trustee will specialize in one or the other.

        We estimate that there is approximately $3.0 to $3.5 billion in cash proceeds being administered in Chapter 7 by approximately 1,700 trustees. We also estimate that there were approximately 700,000 active Chapter 13 cases at the end of 2001 managed by approximately 180 standing Chapter 13 trustees. Because our billing models are related primarily to trustees' deposit balances in Chapter 7 and to trustees' caseloads in Chapter 13, we regard these factors as important indicators of market size. We believe there will continue to be a significant market for software products that address the business-critical needs of bankruptcy trustees for the foreseeable future.

Financial Services Industry

        Until recently, many financial organizations relied on internally developed communications infrastructure software to serve their data file transmission management needs. As financial services institutions become more sophisticated, they are continuing to increase their investments in information technology systems. A combination of numerous factors, including competition and the need to reduce information technology training requirements and labor costs, is leading financial institutions to focus on their core business and outsource their task-specific needs for mission-critical integrated solutions that provide them competitive advantages. The Gartner research firm estimates that United States financial institutions will spend as much as $100 billion per year on technology by 2004. A category of systems infrastructure software has emerged to help companies integrate or share data between their legacy internal systems and current web-based systems to improve enterprise-wide communications and data management. According to the research firm IDC, financial institutions in North America will increase spending on systems infrastructure software from $6.3 billion in 2000 to $11.7 billion in 2004, representing a 16.9% compound annual growth rate. We believe we have entered an important subsegment of this market with our DataXpress communications infrastructure product line.

Products and Services

Bankruptcy Trustee Products and Services

        Our bankruptcy products and services include TCMS (Trustee Case Management System), Eagle Trust and DCI Ch/7 for Chapter 7 and CasePower for Chapter 13. We acquired the Eagle Trust software as a result of our acquisition of ROC Technologies in October 2001. We acquired the DCI Ch/7 software as a result of our acquisition of DCI Chapter 7 Solutions, Inc. ("DCI") in November 1999. Additionally, TCMS, Eagle Trust and DCI Ch/7 software can be utilized to administer Chapter 11 cases, and CasePower can be utilized to administer Chapter 12 cases. We produce our software applications internally with a full time staff of professional software developers.

  Chapter 7—TCMS

        TCMS assists trustees in managing liquidation bankruptcies, whereby the trustee liquidates the debtor's assets and disburses the resulting funds to creditors. We will release TCMS 7.0 in the first quarter of 2002, which incorporates important new case management functions that we believe add significant value to a trustee's bankruptcy practice. Our release of TCMS 7.0 will represent our seventh consecutive, on-time annual version upgrade.

        TCMS is a package of proprietary, Windows-based software, computer equipment and support services offered to Chapter 7 trustees through our national marketing arrangement with Bank of America. TCMS provides easy-to-use tools for asset management, financial record keeping and claims administration. An electronic banking link developed by us gives users an automated mechanism for entering banking transactions, and our electronic interface with the courts allows trustees automatically to electronically download claim information into their databases.

        TCMS is provided to the end-user trustee customer without direct charge and includes the following products and services:

  •
  A license to use our proprietary TCMS software;

  •
  Computer hardware, laser printer, modem, tape backup and operating software, all of which are returned to us if the trustee does not deposit bankruptcy asset proceeds in the bank designated by us;

  •
  Customization of reports conforming to local bankruptcy court regulations;

  •
  Database conversion from previous computer systems;

  •
  Configuration and installation of hardware by our personnel;

  •
  On-site software training;

  •
  Toll-free customer service; and

  •
  Remote diagnostics.

        Our Chapter 7 revenues are based upon the total funds kept on deposit from the liquidation of debtors' assets, along with additional fees for conversions, upgrades and other services. In support of our marketing arrangement, we also derive Chapter 7 revenues from fees for customized software solutions, related integration services and marketing and strategic consulting services directly from Bank of America.

        TCMS Features.    Our TCMS software serves as the cornerstone for our Chapter 7 trustee customers' operations and most trustees use our system on a daily basis to perform the following tasks:

  •
  Asset Management. As assets are identified, the trustee enters them into TCMS through a convenient spreadsheet-like interface. The system automatically tracks the remaining values of assets as they are liquidated and provides a summary overview of properties within each case.

  •
  Banking. An online banking module we developed allows the trustee to open and close bank accounts electronically as well as to enter funds transfers. Simple to sophisticated financial transactions can be recorded on an online computer screen that resembles a personal check register. The system prepares encoded laser-printed checks and deposit slips on demand.

  •
  Claims Administration. TCMS categorizes each claim by class and desired priority level for distribution. Distribution checks are calculated and printed automatically, and all financial ledgers are updated. An extensive library of financial reports provides detailed information for each case. A proprietary interface feature allows information to be downloaded from the court into our trustee customer's database.

  •
  Calendaring and Docketing. Key events in asset cases are posted automatically to a central trustee's calendar. The software automatically schedules tasks required to close cases in a timely fashion.

  •
  Customized District Reports. We develop custom-tailored final reports and final accounts for each district where TCMS is installed. Preparing these documents has traditionally been one of the most time consuming tasks in Chapter 7 case administration. With TCMS, trustees can quickly generate a fully formatted report with all necessary information completed and calculated.

  •
  180 Day Reports. The Executive Office for United States Trustees requires trustees to submit detailed status reports for each case every six months in a very specific reporting format. TCMS prints these reports in compliance with the most recent regulations.

  Chapter 7—Eagle Trust

        We acquired Eagle Trust software as a result of our acquisition of ROC Technologies in October 2001. ROC Technologies' customers are given the option to remain on this software if they choose. We will continue to maintain and upgrade this product as necessary, ensuring trustee customer satisfaction and compliance of the product.

  Chapter 7—DCI Ch/7

        We acquired DCI Ch/7 software as a result of our acquisition of DCI from Union Bank in November 1999. We will continue to maintain and upgrade this product as necessary, ensuring trustee customer compliance and satisfaction with the product.

  Chapter 13—CasePower

        CasePower is a proprietary Windows-based application for the comprehensive administration of Chapter 13 reorganization bankruptcies. CasePower assists Chapter 13 trustees in managing databases that can contain over 10,000 active bankruptcies by managing debtor payments, monthly creditor distributions, the generation of legal noticing and government reporting. Because Chapter 13 bankruptcy cases typically require 36 to 60 consecutive monthly distributions, Chapter 13 is considerably more transaction intensive and paperwork intensive than Chapter 7, where a single distribution to each creditor is normally made at the end of the case. Many of our Chapter 13 trustee customers outsource various activities to us to facilitate the preparation of large volumes of noticing and reporting, including document printing and assembly, check generation and bank account reconciliation.

        CasePower Features.    Our CasePower product serves as the cornerstone for our Chapter 13 trustee customers' operations, and most trustees use our system on a daily basis to perform the following tasks:

  •
  Case Management. CasePower stores and monitors key dates, names, addresses and text notes for every case in the system. A variety of retrieval mechanisms enable users to view case information from various perspectives.

  •
  Financial History Update. The office staff enters cash receipts and financial adjustments in the system as part of the daily bank deposit. The software updates the balances in each case and summarizes the day's financial transactions. Each month, the software prepares a single-page summary of the receipts and disbursements in every case.

  •
  Monthly Distribution. Our software's advanced distribution logic interprets payment orders from the bankruptcy court. Several different payment methodologies, such as pro rata, fixed monthly payment and per capita, may be spread over 99 separate distribution priority levels. Individual checks or voucher checks can be printed for each creditor. Claims on which objections have been filed can continue to accrue distributions without releasing funds until the objection has been settled.

  •
  Inquiry Processing. Chapter 13 offices receive a multitude of outside inquiries each day from creditors' and debtors' attorneys. CasePower provides instantaneous inquiry access to the financial status of each debtor and claim in the system. An optional creditor dial-in system gives outside parties inquiry only access to the system through a dial-in or web-based connection.

  •
  Noticing. When new cases are entered on the system, our data center can extract relevant information and prepare mandatory first meeting of creditors notices for each case. Subsequent forms, such as reset notices, correcting notices, motions to allow claims, motions to allow additional claims and motions to dismiss, can also be selected and prepared through the system.

Financial Services Products

        Our DataXpress product line enables corporate customers to format and securely route data in a fault tolerant environment over the Internet and private networks using a wide variety of web-based and legacy communications protocols. Our financial services customers use DataXpress to support applications such as ACH (automated clearinghouse) and payment processing, wire transfer, lockbox and account reconciliation, all of which entail moving, from one enterprise to another, a high volume of mission-critical data among a variety of constituents, applications and platforms. The DataXpress product family includes a core data transmission and receiving engine, a real-time communications management console, a powerful data reformatting tool and an advanced suite of security and scheduling functions required for enterprise-class implementations. DataXpress NonStop leverages Compaq NonStop technology, providing high availability, fault-tolerant processing and recovery features to ensure accurate and timely data delivery. Our financial services segment also provides value-added services including systems integration, consulting and end-user education.

        In the second quarter of 2001, we introduced DataXpress Open Platform, a Java-based product intended to complement the existing DataXpress NonStop product. DataXpress Open Platform is offered both as a library of reusable software components that can be integrated into third-party systems and as a stand-alone application.

        The DataXpress product line is sold with a traditional named server license, maintenance and professional services pricing model. Various optional modules are available for additional licensing fees.

        DataXpress Features.    The DataXpress product line centralizes enterprise-wide data communications and links legacy systems with current technology tools while supporting the mission-critical transmission needs of our customers, including data security, reformatting and data validation. The DataXpress product line enables our customers to communicate with any system at any time, using virtually any system configuration. The major capabilities of DataXpress include:

  •
  File Transmission. DataXpress automates data transfer by receiving and transmitting data from numerous sources and to numerous destinations utilizing a variety of communications protocols. Our software applies common scheduling, tracking and monitoring methods to each transmission. For example, DataXpress allows our customers to preset the automatic delivery of files at a specified time each day. DataXpress does not require specialized software at the remote sites, reducing the information technology infrastructure costs of both our customers and their customers.

  •
  Data Reformatting and Validation. Data destined for banks, service bureaus and brokerage houses often contain mission-critical components that require special formatting. These file transfers must maintain extremely high accuracy rates. DataXpress performs online data quality verification, helping customers to ensure minimal errors, including formatting irregularities or misplaced or lost files.

  •
  System Monitoring and Management. DataXpress tracks the progress of each file as it proceeds through the transfer process, providing on-line status, monitoring reports, and detailed information on end points, data transmissions, contacts, system activity and statistics.

  •
  Security. DataXpress provides application-level security to protect the privacy and integrity of business data in transit. It ensures system security at both the internal and external access levels. Data transmissions are encrypted and decrypted as they are in process and are also compressed as they enter DataXpress to reduce disk storage requirements.

  •
  Ease of Upgrades. Our new DataXpress Open Platform product protects a customer's existing information technology investment by maintaining a clear upgrade path and preserving system functionality, even through major changes in the customer's overall system configuration.

Customers

Bankruptcy Industry

        Our customers in the bankruptcy industry are primarily Chapter 7 and Chapter 13 bankruptcy trustees. Bankruptcy trustees typically are attorneys or certified public accountants appointed by the Executive Office for United States Trustees. A United States Trustee is appointed for most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. For Chapter 7 bankruptcy, each region of the country has a rotating panel of trustees. For Chapter 13 bankruptcy, most areas of the country have a single standing Chapter 13 trustee, who administers all Chapter 13 filings. To support our marketing arrangement, we also provide customized software solutions, technology services and marketing and strategic consulting services directly to Bank of America. The fees received from Bank of America for these products and services accounted for 18.5% and 20.5% of our total bankruptcy segment revenues in calendar years 2001 and 2000, respectively.

Financial Services Industry

        Our financial services customers include leading banking and financial services companies such as Bank of America, J.P. Morgan Chase Bank, Fiserv EFT and Visa USA. Our DataXpress Open Platform product enables us to expand our marketing efforts to reach new opportunities and customers.

Sales and Marketing

Bankruptcy Industry

        Our bankruptcy products and services are marketed directly to trustees through on-site sales calls by our internal sales department and, in the case of Chapter 7, by supporting representatives of Bank of America. Trustees make their own decisions regarding the software and service providers they use. We believe that the most important factors in attracting and retaining trustee customers are the quality and features of our software products and the quality of our post-installation support. The typical sales cycle for new Chapter 7 business lasts between two and four months.

        The Executive Office for United States Trustees in Washington, D.C. regularly issues a directory of all current bankruptcy trustees that we use as our prospect list. Additionally, our sales representatives attend approximately eight bankruptcy trade shows annually. We conduct direct mail campaigns and advertise in trade journals to heighten our exposure and to stimulate sales.

        Chapter 7 Marketing Arrangement.    Since 1993 we have had a national marketing arrangement with Bank of America for Chapter 7 trustees using our TCMS product, under which we jointly promote products and services to trustees in all 50 states. We hold the primary responsibility for developing all facets of the TCMS system and for driving the national sales and marketing effort. Bank of America personnel provide additional assistance in our marketing effort and are responsible for administering the banking services provided to the TCMS trustee customers. The structure of the marketing arrangement assists Bank of America to build its deposit base in this market.

        We also continue to support a number of trustee relationships through other banks, including banking relationships associated with our DCI and ROC Technologies acquisitions.

Financial Services Industry

        We target financial services customers through a dedicated direct sales force and participation in key industry trade shows. Efforts are underway to develop alliances with infrastructure and platform-specific computer systems providers with the express purpose of extending sales and lead generation.

Competition

Bankruptcy Industry

        We work in an industry with a limited number of Chapter 7 and Chapter 13 trustees. We estimate that there is approximately $3.0 to $3.5 billion of liquidated debtor assets on deposit by approximately 1,700 Chapter 7 trustees and that there were approximately 700,000 active Chapter 13 cases at the end of 2001 being managed by approximately 180 Chapter 13 trustees. There are several companies in this market all competing for sales from this finite group of customers, and some of our competitors have substantially greater financial and marketing resources than we do. For our Chapter 7 and 13 products, we compete with J.P. Morgan Chase Bank, as well as other, smaller regional competitors in selected markets.

Financial Services Industry

        While a number of competitors exist in the financial services software integration marketplace, we believe our specialized niche within this segment has historically had a limited number of established competitors. Direct competition includes data file transfer solutions developed by in-house information technology departments and commercial data file transfer products offered by Sterling Commerce (a business unit of SBC Communications) and others.

Employees

        As of the date of this report, we employ approximately 140 full-time employees and believe the relationship with our employees is good.

Risk Factors

        This report, other reports to be filed by us with the SEC, press releases made by us and other public statements by our officers, oral and written, contain or will contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including those relating to the possible or assumed future results of operations and financial condition. Because those statements are subject to a number of uncertainties and risks, actual results may differ materially from those expressed or implied by the forward-looking statements. Factors that could cause actual results to differ from those expressed or implied include the following risks associated with an investment in our common stock.

We depend on ongoing bankruptcy filings.

        Our bankruptcy and related services segment is highly dependent on the amount of liquidated asset proceeds deposited by bankruptcy trustees and the number of bankruptcy filings in the United States. Economic fluctuations in the United States affect the number of bankruptcy filings and the dollar volume flowing through the federal bankruptcy system. A significant reduction in liquidated asset proceeds on deposit by bankruptcy trustees or the number of pending bankruptcy cases would have a material adverse effect on our bankruptcy and related services segment and our overall financial position, results of operations and cash flows.

We have historically lacked product and business diversification.

        Prior to 1992, our sole line of business activity was the provision of automation services to Chapter 13 trustees. In 1992 we introduced a Chapter 7 product for DOS, and in 1996 we introduced our Chapter 7 product line for Windows. The provision of those bankruptcy services constituted our sole business endeavor until March 2000, when we entered the financial services market through the purchase of PHiTECH, Inc. The financial services segment of our business represented only 6.5% of our operating revenues in 2001.

Bankruptcy reform legislation could adversely affect our business.

        Bankruptcy reform legislation has been introduced in Congress in each of the last few years and was again introduced in 2001, but was put on hold as a result of the September 11th events. We believe the bill will eventually pass and be signed by the President in the next year. The currently proposed bankruptcy legislation could tighten the rules for debtors filing for certain types of bankruptcy and could make the bankruptcy process more cumbersome for debtors. While this legislation, if passed, could affect the number of bankruptcy filings, we do not think the current proposals would materially affect the aggregate Chapter 7 deposits held by our trustee customers in the foreseeable future. There can be no assurance that this bill or any future bankruptcy legislation will not adversely affect us.

We rely on our national marketing arrangement for Chapter 7 revenue.

        Current regulation of Chapter 7 bankruptcy trustees has the practical effect of discouraging trustees from incurring direct administrative costs for computer systems expenses. Accordingly, we generate Chapter 7 revenues through an arrangement in which Chapter 7 trustee customers, in accordance with licensing agreements with us, make deposits of liquidated asset proceeds with Bank of America (or in a limited number of cases with other depository banks), through which we collect monthly revenues that include a fee based on the total number of trustees and a percentage of the total trustee funds on deposit. We promote our Chapter 7 product exclusively through a national marketing arrangement with Bank of America that has been in place since November 1993. Our agreement with Bank of America has no fixed expiration date, but either party has the option to end the agreement upon six months notice. There can be no assurance that this agreement will not be terminated. Termination of this agreement could have a material adverse effect on our Chapter 7 business and our overall financial condition, results of operations and cash flows until and unless we can establish a replacement marketing arrangement or arrangements. Substantially all of our Chapter 7 revenues are collected through our relationship with Bank of America. Although we have other Chapter 7 banking relationships that either predate our relationship with Bank of America or were acquired as part of our acquisition of the DCI Chapter 7 business in November 1999 and the ROC Technologies Chapter 7 business in October 2001, there can be no assurance that another marketing arrangement or arrangements could be established with terms comparable to those we have with Bank of America or at all.

To support our national marketing arrangement for Chapter 7 trustees, we provide various products and services to a single customer from which we derive a significant percentage of our revenues.

        To support our national marketing arrangement for Chapter 7 trustees, we provide customized software solutions, related integration services and marketing and strategic consulting services to Bank of America. The revenues from these products and projects were 18.5% and 20.5% of our total bankruptcy and related services segment revenues in 2001 and 2000, respectively. Although we expect to continue to provide these types of products and services to Bank of America in the future, there can be no assurance that we will continue to do so. It is likely that we would not continue to provide these types of products and services to Bank of America if our Chapter 7 national marketing arrangement with Bank of America were terminated by Bank of America or us.

The loss of even a limited number of trustee customers could adversely affect our business.

        A single trustee customer with a large Chapter 7 deposit base or a large Chapter 13 caseload can comprise an important portion of our operating revenues, although sales to none of our bankruptcy trustee customers exceeded 5% of our revenues in 2001. Our future financial performance will depend on our ability to maintain existing trustee customer accounts and to attract business from trustees that are currently using a competitor's software product. The loss of even a limited number of trustee customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our quarterly results may fluctuate in the future.

        Our quarterly results in the future may fluctuate more than they have in the past. This may occur for a number of reasons.

        First, our bankruptcy and related services segment will continue to be affected by a number of factors, any one of which could substantially affect our results of operations for a particular fiscal quarter. Specifically, our quarterly results of operations for this segment and our Company as a whole can vary due to fluctuations in trustees' deposit balances or caseloads, unanticipated expenses related to software maintenance or customer service, the timing, cancellation or rescheduling of customer orders and the timing and market acceptance of new software versions or support services.

        Second, within our bankruptcy and related services segment, we have in the last four years provided customized software solutions, related integration services and strategic marketing and consulting services to Bank of America. The revenues from these products and projects are of a less recurring nature than our more traditional Chapter 7 and Chapter 13 revenues, and our receipt and recognition of these revenues tend to fluctuate on a quarterly basis. There can be no assurance that we will continue to provide these types of products and services to Bank of America or other financial institutions in the future or that these types of revenues will not fluctuate significantly from quarter to quarter. Additionally, the recognition of revenue from these types of contracts, like our financial services segment discussed in the following paragraph, is complex, and the timing of the recognition of revenue from these customized products and services can be unpredictable.

        Third, our financial services segment has a greater likelihood of quarterly fluctuations in revenues and earnings than our bankruptcy and related services segment. The quarterly results for our financial services segment may be affected by one or more of the following additional factors:

  •
  The extent and timing of revenues recognized. DataXpress products and services are presently offered in a traditional software license pricing model, with a relatively significant up-front licensing fee and then more modest support fees over time. In the future we may develop new revenue models for our DataXpress products and services, which we hope will optimize our long-term results, even if there are some short-term consequences. The recognition of revenue from contracts in software businesses like our financial services segment is complex.

  •
  Customer budget priorities and purchasing cycles will more directly affect sales of DataXpress and future products in our financial services segment than purchases by our trustee customers in the bankruptcy and related services segment.

        Due to the foregoing factors, many of which are beyond our control, our quarterly revenues and operating results may be increasingly difficult to forecast in the future. It is possible that our future quarterly results of operations from time to time will not meet the expectations of securities analysts or investors, which could have a material adverse effect on the market price of our common stock.

Our stock price may be volatile even if our quarterly results do not fluctuate significantly.

        If our quarterly results fluctuate, the market price for our common stock may fluctuate as well, and those fluctuations may be significant. Even if we report stable or increasing earnings, the market price of our common stock may become more volatile. There are a number of factors, beyond earnings fluctuations, that can affect the market price of our common stock, including the following:

  •
  a decrease in market demand for our stock;

  •
  downward revisions in securities analysts' estimates;

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

There are only a limited number of potential trustee customers and the bankruptcy trustee market is highly competitive.

        There are a limited number of Chapter 7 and Chapter 13 trustees that can be served by us. We currently estimate that there is approximately $3.0 to $3.5 billion of liquidated asset proceeds on deposit being managed by approximately 1,700 Chapter 7 trustees, and that there were approximately 700,000 active Chapter 13 cases at the end of 2001 managed by approximately 180 Chapter 13 trustees. There are several companies in the bankruptcy trustee market competing to sell to this limited group of trustee customers, and some of our competitors have substantially greater financial and marketing resources than do we. Our largest competitor in both Chapter 7 and Chapter 13 is J.P. Morgan Chase Bank, and we also compete with other regional competitors in selected markets. Although there are presently a limited number of firms that offer bankruptcy trustee solutions that directly compete with ours, there can be no assurance that other firms with resources significantly greater than ours will not enter this market. Our future financial performance will depend on our ability to maintain existing trustee customer accounts and to attract business from trustees who are currently using a competitor's software product.

        Because the number of bankruptcy trustees does not typically increase significantly, we can only increase our Chapter 7 and Chapter 13 trustee business through:

  •
  taking trustee business from our competitors;

  •
  increases in the amount of deposits of liquidated asset proceeds administered by our existing Chapter 7 trustee customers;

  •
  growth in the number of Chapter 13 cases managed by our existing Chapter 13 trustee customers; or

  •
  acquisition of the business or assets of one of our bankruptcy trustee competitors.

The financial services software market we serve is highly competitive.

        The financial services software market we now serve is highly competitive. Direct competition includes file transfer solutions developed by in-house information technology departments and commercial file transfer products offered by Sterling Commerce (a business unit of SBC Communications) and others. A number of our competitors, including Sterling Commerce, have substantially greater financial and marketing resources than do we.

We must be able to develop new technologies and respond to market changes.

        We regularly undertake new projects and initiatives in order to meet the changing needs of our customers. In doing so, we invest substantial resources with no assurance of their ultimate success. We believe our future success will depend, in part, upon our ability to:

  •
  enhance our existing products;

  •
  design and introduce new solutions that address the increasingly sophisticated and varied needs of our current and prospective customers;

  •
  maintain our technology leadership; and

  •
  respond to technological advances and emerging industry standards on a timely and cost-effective basis.

        There can be no assurance that future advances in technology will be beneficial to, or compatible with, our business or that we will be able to incorporate those advances into our business. In addition, keeping abreast of technological advances in our business may require substantial expenditures and lead-time. There can be no assurance that we will be successful in using new technologies, adapting our solutions to emerging industry standards or developing, introducing and marketing software products or enhancements, or that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products. If we incur increased costs or are unable, for technical or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing market conditions or customer requirements, our business, financial position, results of operations and cash flows could be materially adversely affected.

Our new releases and products may have undetected errors.

        We intend to continue to issue new releases of our software products periodically. Complex software products, such as those we offer, frequently contain undetected errors or "bugs" when first introduced or as new versions are released that, despite our prior testing, are discovered only after a product has been installed and used by our customers. The introduction of new products and releases in the future may have a greater risk of undetected errors or "bugs" than our historic software product upgrades.

        We have not experienced any material errors or "bugs" in the various upgrades of our TCMS and CasePower software products that we have released in recent years, and the current DataXpress products do not appear to have experienced any similar problems in the past. There can be no assurance, however, that errors will not be found in our software products in the future or that such errors, or difficulties in installing and maintaining our new software and releases or training customers and their staffs on the utilization of new products and releases will not result in a delay or loss of revenue, diversion of development resources, damage to our reputation, increased service costs or impaired market acceptance of our products. Errors and any resulting repercussions could have a material adverse effect on our business, financial position, results of operations and cash flows.

We may be harmed by security or product liability claims arising from our software products.

        We have included security features in our products that are intended to protect the privacy and integrity of data. Security for our products is a particularly critical aspect of those products given their use for Internet, private networks and other electronic transfers of highly confidential financial data. There can be no assurance, however, that our software products or the data communications they manage will not be subject to break-ins or disruptive problems caused by Internet or other users or that break-ins or problems will not result in a delay or loss of revenue, diversion of development resources, damage to our reputation, increased service costs or impaired market acceptance of our products, any of which could cause a material adverse effect on our business, financial position, results of operations and cash flows. Additionally, we could be exposed to potential liability for break-ins, product defects or other reasons. Defending such a liability claim could result in substantial costs to us and a significant diversion of our management's attention and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our intellectual property is not protected through patents or formal copyright registration.

        Historically, we have not protected our intellectual property rights through patents or formal copyright registration. We believe, however, that our results of operations will depend more upon the innovation and technological expertise of our employees than upon those protections. There can be no assurance that we will be able to protect our trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. In addition, there can be no assurance that foreign intellectual property laws will protect our intellectual property rights. In addition, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringements. Such litigation could result in substantial costs to us and diversion of management and other resources and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Compliance with government regulations is critical for our bankruptcy software.

        Although our products and services are not directly regulated by the government, our bankruptcy trustee customers are subject to significant regulation. Bankruptcy trustees are subject to the United States Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and local rules and procedures established by bankruptcy courts. The Executive Office for United States Trustees, a division of the United States Department of Justice, oversees bankruptcy trustees and establishes administrative rules governing trustees' activities. The success of our bankruptcy and related services segment has been, and will continue to be, dependent in part on our ability to develop and maintain products and provide services that allow trustees to perform their duties within applicable regulatory and judicial rules and procedures. There can be no assurance that future regulation will not limit or eliminate the ability of trustees to utilize the types of products and services that we currently provide. Our failure to adapt our Chapter 7 and Chapter 13 products and services to changes in the Bankruptcy Code and applicable rules and procedures could have a material adverse effect on our business, financial position, results of operations and cash flows.

Acquiring businesses creates additional risks and challenges for us.

        In the last three years, we acquired three businesses at a combined cost in excess of $28 million. We intend to continue to consider additional opportunities to acquire other companies, assets or product lines that complement or expand our business. If we are unsuccessful in integrating these companies or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

  •
  unexpected losses of key employees or customers of the acquired company;

  •
  conforming the acquired company's standards, processes, procedures and controls with our operations;

  •
  coordinating our new product and process development;

  •
  hiring additional management and other critical personnel;

  •
  increasing the scope, geographic diversity and complexity of our operations;

  •
  difficulties in consolidating facilities and transferring processes and know-how;

  •
  other difficulties in the assimilation of acquired operations, technologies or products;

  •
  diversion of management's attention from our other business concerns; and

  •
  adverse effects on existing business relationships with customers.

        We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and shares. If the consideration for an acquisition is paid in common stock, this could dilute existing shareholders. Any amortization of a significant amount of intangible assets or potential future impairment of goodwill resulting from an acquisition could materially affect our business, financial position and results of operations.

Growth creates additional challenges for our management.

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

We depend upon our key personnel.

        Our future success will depend in significant part upon the continued service of our senior management and certain of our key technical personnel and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key personnel or that we can attract, assimilate and retain those employees in the future. While we have non-disclosure agreements and non-compete agreements with substantially all of our employees, we do not have employment agreements with any of our executive officers or other employees. We maintain key-man life insurance policies on our Chairman and Chief Executive Officer and our President and Chief Operating Officer. The loss of the services of either of these persons or other key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect upon our business, financial position, results of operations and cash flows.

We do not pay cash dividends on our common stock.

        We presently do not intend to pay any cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, financial condition and other factors that the board of directors may deem relevant. We currently intend to retain all earnings, if any, to invest in our operations. As a result, the success of your investment in our common stock will depend entirely upon its future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares.

Our articles of incorporation contain a provision that could be used by us to discourage or prevent a takeover of our company.

        Our articles of incorporation authorize our board of directors to issue preferred stock in one or more series, without shareholder approval, and to fix the designation, rights and preferences of each series of preferred stock. Our board of directors could issue a series of preferred stock in a manner designed to prevent or discourage a takeover of our company.

ITEM 2.    PROPERTIES

        Our corporate offices are located in a 30,000-square-foot facility in Kansas City, Kansas. In connection with corporate growth and the development of new products, we are expanding this facility to provide 19,000 square-feet of additional office space. In May 2001, we purchased the building from T & J Investment Company, which is 50.0% owned by our Chairman and Chief Executive Officer, for a cash purchase price of $1,750,000. The purchase price was based on an independent MAI appraisal of the building obtained by us in January 2001.

        As part of the PHiTECH acquisition, we assumed the sublease on approximately 4,200 square feet of office space in San Francisco. The sublease terms are through December 1, 2002, with an option to renew for an additional five-year term.

        As part of the ROC Technologies acquisition, we assumed the lease on an approximately 6,600 square foot office in Houston, Texas which runs through June 30, 2002. We also entered into a lease in December 2001 for approximately 1,200 square feet of office space in Los Angeles, California, which expires on December 31, 2003.

ITEM 3.    LEGAL PROCEEDINGS

        We occasionally become involved in litigation arising in the normal course of business. We do not expect that the results of any currently pending or threatened litigation will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted in the fourth quarter of 2001 to a vote of security holders.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Information

        Our common stock is traded on the Nasdaq National Market under the symbol "EPIQ." Trading in the common stock commenced on the Nasdaq SmallCap Market on February 4, 1997, the date on which we closed the initial public offering of our common stock. On June 2, 1998, the common stock began trading on the Nasdaq National Market. The following table shows the reported high and low sales prices for the common stock, restated for all periods presented to reflect the two 3-for-2 stock splits effected as a 50% stock dividend paid on February 23, 2001 and November 30, 2001, for the calendar quarters of 2001 and 2000 as reported by Nasdaq:

	2001		2000
	High	Low	High	Low
First Quarter	$13.670	$7.390	$6.833	$4.111
Second Quarter	24.930	12.080	5.861	4.000
Third Quarter	17.370	9.930	7.333	4.639
Fourth Quarter	26.040	16.000	8.889	6.111

Holders

        As of March 19, 2002, there were approximately 86 owners of record of our common stock and approximately 4,300 beneficial owners of our common stock.

Dividends

        We presently do not expect to declare or pay any cash dividends. We currently intend to retain our earnings for use in the operation and expansion of our business. The payment of future dividends is within the discretion of our board of directors and will depend upon the future earnings, if any, our capital requirements, financial condition and other factors that the board of directors may deem relevant.

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Year Ended December 31,
	2001	2000	1999	1998	1997
	(In Thousands, Except Per Share Data)
INCOME STATEMENT DATA:
Operating revenues	$30,112	$23,257	$14,820	$11,546	$8,389
Net income	4,942	2,132	1,496	1,321	365
Pro forma net income	638
Net income per share—diluted	0.35	0.20	0.14	0.14	0.05
Pro forma net income per
share—diluted					0.09
BALANCE SHEET DATA:
Working capital	$26,488	$13,032	$4,347	$12,191	$1,776
Total assets	70,648	44,938	26,222	21,279	8,161
Long-term debt	594	924	67	109	889
Stockholders' equity	65,144	35,923	20,925	19,391	5,599

        Before February 4, 1997, we were a subchapter "S" corporation and, accordingly, federal and state income taxes were paid at the stockholder level only. Upon completion of a public offering of 3,600,000 shares of common stock, we changed our income tax status to a C corporation. At the time of becoming a C corporation, we accrued an income tax provision of $273,000 to record the deferred tax effects of temporary differences between financial statements and tax bases of assets and liabilities. Pro forma earnings information has been provided to reflect the effects of corporate income taxes on historical earnings, as if we had been subject to income taxes for all periods presented. Pro forma adjustments reflect the provision for corporate income taxes for 1996 and the elimination of the initial income tax provision for 1997, as discussed above.

        In May 1998, we completed a follow-on offering of 2,250,000 shares of common stock and received gross proceeds of $11,160,000. In June 1998, the underwriter exercised its over-allotment option associated with the secondary offering by purchasing 316,125 additional shares at a net price of $1,568,000.

        On November 29, 1999, we acquired substantially all of the business assets of DCI. The acquisition has been accounted for using the purchase method of accounting with the operating results of DCI included in our statements of income since the date of acquisition. See Note 12 of Notes to Financial Statements.

        On March 17, 2000, we acquired substantially all of the business assets of PHiTECH. The acquisition has been accounted for using the purchase method of accounting with the operating results of PHiTECH included in our statement of income since the date of acquisition. See Note 12 of Notes to Financial Statements.

        In December 2000, we completed a private placement of 2,025,000 shares of common stock and received gross proceeds of $13,500,000.

        In June 2001, we completed a follow-on offering of 1,537,500 shares of common stock and received gross proceeds of $24,600,000.

        On October 11, 2001, we acquired certain assets from ROC Technologies. The acquisition has been accounted for using the purchase method of accounting with the operating results of ROC Technologies included in our statement of income since the date of acquisition. See Note 12 of Notes to Financial Statements.

        All per share amounts have been adjusted to reflect the two 3-for-2 stock splits effected as a 50% stock dividend paid on February 23, 2001 and November 30, 2001.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

        We develop, market and license proprietary software solutions for workflow management and data communications infrastructure for the bankruptcy trustee market and the financial services market.

        The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustees from incurring direct administrative costs for computer systems expenses. As a result, all nationally marketed Chapter 7 systems are provided to trustees without direct costs to the trustee. We have a national marketing arrangement with Bank of America to provide our comprehensive, turnkey, back-office computer systems to Chapter 7 trustees without direct charges to the trustee. Under this arrangement:

  •
  we license our proprietary software to the trustee and furnish hardware, conversion services, training and customer support, all at no cost to the trustee;

  •
  the trustee agrees to deposit with Bank of America the cash proceeds from all asset liquidations in the Chapter 7 cases managed by that trustee; and

  •
  we collect from Bank of America monthly revenues based upon a percentage of the total liquidated assets on deposit and on the number of trustees.

        Because of this arrangement, we have a recurring revenue stream from our Chapter 7 operations. We also derive Chapter 7 revenues from conversions, upgrades and customized software provided to Chapter 7 trustees, as well as from customized software, technology services and marketing and strategic consulting services that we provide directly to Bank of America in support of our national marketing arrangement.

        On October 11, 2001, we acquired certain assets of ROC Technologies, Inc. ("ROC"), the bankruptcy management software subsidiary of Imperial Bancorp, a subsidiary of Comerica Inc. ROC provided bankruptcy trustee software to Chapter 7 bankruptcy trustees and was one of our primary competitors in the Chapter 7 trustee software business. ROC had approximately 100 Chapter 7 trustee customers, with an aggregate deposit base of approximately $250 million. While the Chapter 7 trustee customers of ROC had their primary banking relationship with Imperial/Comerica, certain customers also maintained Chapter 7 trustee deposits with various other national and regional third-party banks. The acquisition was accounted for using the purchase method of accounting, and as such, our results of operations for the year ended December 31, 2001 include the results of the ROC acquisition subsequent to October 11, 2001.

        For our Chapter 13 business, we typically receive an initial implementation fee from the Chapter 13 trustee. We also receive monthly revenues from each Chapter 13 trustee customer based on the total number of cases in that trustee's database, the type of equipment installed, the volume of noticing to be outsourced to us, and the level of support service selected by the trustee.

        For our financial services segment, we sell our DataXpress product line utilizing a traditional server-based license, maintenance and professional services pricing model. Various optional features are available for additional fees.

        On March 17, 2000, we acquired the assets of PHiTECH, Inc. and began providing financial services software and services through the DataXpress products. From our inception until the date of the acquisition, all of our revenues were derived from the bankruptcy and related services segment. The acquisition of PHiTECH was accounted for using the purchase method of accounting, and as such, our results of operations for the year ended December 31, 2000 include the results of the financial services segment after March 17, 2000.

Critical Accounting Policies

        We consider certain accounting policies related to revenue recognition and software capitalization to be critical policies due to the estimation processes involved in each.

        We recognize revenue from the two reportable segments of our business: bankruptcy and related services and financial services. Within the bankruptcy and related services segment, our Chapter 7 bankruptcy software product generates monthly fees from Bank of America and other smaller regional financial institutions. Revenues are recognized after the product is installed and deposits are transferred based on the number of trustees and the level of trustees' deposits with the financial institution. Revenues for Chapter 13 processing and noticing are recorded monthly at the completion of the services based on the trustees' month-end caseloads. All other ancillary fees are recognized as the services are provided.

        The financial services revenues and a portion of the bankruptcy and related services revenues are derived from software licensing, consulting services and maintenance fees. Licensing fees are recorded as revenue following delivery, installation and acceptance. Consulting revenue is recognized in the period in which the services are performed and in certain circumstances, based on the nature of the arrangement, are recognized on the percentage of completion method. Maintenance fees are collected in advance and recognized on a straight-line basis as revenue over the life of the maintenance contract.

        Certain internal software development costs incurred in the creation of computer software products are capitalized once technological feasibility has been established. Prior to the completion of a detail program design, development costs are expensed and shown as general and administrative expenses on the statements of income. Capitalized costs are amortized based on the ratio of current revenue to current and estimated future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, not to exceed five years.

Results of Operations

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

        Operating revenues increased 29.5% or $6,855,000 to $30,112,000 in 2001 compared to $23,257,000 in 2000. The growth in operating revenues was attributable to revenues generated by bankruptcy and related services and was partially offset by a decrease in revenues from financial services associated with the March 17, 2000 acquisition of PHiTECH. The bankruptcy and related services revenues increased 41.4% or $8,243,000 to $28,149,000 in the year ended December 31, 2001 compared to $19,906,000 in the year ended December 31, 2000. The increase in bankruptcy and related services revenues was due in part to technology management fees paid based on the total number of trustees, marketing and strategic consulting fees, increases in upgrade fees and additional new customer growth in bankruptcy trustees. The October 11, 2001 acquisition of ROC also contributed to the revenue increase for the year. The fees from Bank of America for licensing, marketing and strategic consulting and technology services accounted for 18.5% of the bankruptcy and related services revenues for 2001 compared to 20.5% of the bankruptcy and related services revenues for 2000. The decrease in revenues of $1,388,000 or 41.4% to $1,963,000 in financial services for 2001 as compared to revenues of $3,351,000 for 2000 were the result of decreased sales generated from the DataXpress product due to the completion of a major consulting contract in 2000.

        Total cost of sales increased 10.4% or $949,000 to $10,070,000 in 2001 compared to $9,121,000 in 2000. Total cost of sales as a percentage of operating revenues decreased to 33.4% in 2001 compared to 39.2% in 2000. Cost of products and services for bankruptcy and related services increased 11.5% or $562,000 to $5,462,000 in 2001 compared to $4,900,000 in 2000. Bankruptcy and related services cost of products and services, as a percentage of bankruptcy and related services revenues, was 19.4% in 2001 compared to 24.6% in 2000. The decrease in cost as a percentage of revenues was largely due to the increase in operating revenues from upgrade fees, marketing and strategic consulting fees and technology services that provide a higher profit margin. The financial services segment showed a decrease in the cost of products and services of $240,000 or 21.4% to $882,000 for 2001 compared to $1,122,000 for 2000, which was mainly attributable to the lower sales during the year. Profit margin for the financial services segment decreased in 2001 to 32.7% from 62.0% in 2000 due to the completion of a major consulting contract in 2000 which provided higher profit margins over the life of the contract. Depreciation and amortization increased to 20.2% or $627,000 to $3,726,000 in 2001 compared to $3,099,000 in 2000. The increase is primarily due to the purchase of additional computer equipment at trustee locations and to a lesser extent an increase in software amortization.

        Operating expenses increased 21.2% or $2,226,000 to $12,711,000 in 2001 compared to $10,485,000 in 2000. Operating expenses as a percentage of operating revenues were 42.2% in 2001 compared to 45.1% in 2000. The increase in operating expenses was due to a 28.1% or $2,314,000 increase in general and administrative expenses from 2000 to 2001. The increase was primarily due to increases in the infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses, administrative personnel and compensation. Increases also occurred in depreciation expense and amortization of goodwill/intangibles. The increases were due in part to increases in capital spending, a full year of amortization related to the PHiTECH acquisition and a partial year of amortization and depreciation related to the ROC acquisition that occurred during 2001. Decreases in acquisition related expenses and purchased in-process research and development expenses offset the total increases shown in general and administrative expenses. For 2001, acquisition related expenses totaled $353,000 compared to $414,000 in 2000 and in-process research and development expenses were $364,000 in 2000. The acquisition related expenses and in-process research and development expenses represented 7.4% of the total operating expenses in 2000 while acquisition related expenses in 2001 represented 2.8% of the total operating expenses. Acquisition related expenses include costs related to potential acquisitions that were not consummated during the year 2001 and indirect costs related to the completed acquisition of ROC in October 2001.

        The acquired in-process research and development charge related to PHiTECH's new, Java-based product, DataXpress Open Platform, which was approximately 80% complete at the time of the acquisition in March 2000. At the acquisition date, the technological feasibility of the acquired technology had not been established and the technology had no alternative uses. We expended additional costs of approximately $64,000 during calendar year 2000 in order to achieve technological feasibility, which was established in July 2000. Since technological feasibility was established, we have capitalized a total of approximately $739,000 in expenditures as software development costs. During 2001, we capitalized approximately $396,000 in software development costs until the program was released in April 2001, while the remaining $343,000 was capitalized during 2000. We plan to continue to enhance the software and expect to access additional markets with this new technology.

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

        We had net interest income of $647,000 in 2001 compared to net interest expense of $199,000 in 2000. The change from expense to income resulted in part from the investment of the net proceeds received from the private placement of 2,025,000 shares of common stock in December 2000 and the follow-on offering of 1,537,500 shares of common stock in June 2001. The change was also due to the decrease in interest expense as a result of the repayment of our $3,500,000 line of credit, which was used to finance a portion of the PHiTECH acquisition cost and was repaid with a portion of the proceeds from the private placement of common stock.

        Our effective tax rate was 38.1% for 2001 compared to 38.2% for 2000.

        Net income as a percentage of operating revenues increased to 16.4% in 2001 from 9.2% in 2000. The increase in net income as a percentage of operating revenues was largely due to the increase of operating revenues, the decrease of acquisition-related expenses and an increase in net interest income.

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

        Operating revenues increased 56.9% or $8,437,000 to $23,257,000 in 2000 compared to $14,820,000 in 1999. The growth in operating revenues was attributable to revenues generated by bankruptcy and related services and from new revenues generated from financial services associated with our March 17, 2000 acquisition of PHiTECH. The bankruptcy and related services revenue increased 34.3% or $5,086,000 to $19,906,000 in 2000 compared to $14,820,000 in 1999. The increase in bankruptcy and related services revenue was due in part to the revenues generated from the growth in new trustee business as a result of our November 1999 DCI acquisition and additional new customer growth as well as increases in revenues for licensing and marketing and strategic consulting also contributed to the increase. The licensing fees, marketing and strategic consulting fees, electronic banking services and technology services for Bank of America accounted for 20.5% of the bankruptcy and related services revenues for 2000 compared to 15.2% of the bankruptcy and related services revenues for 1999. Financial services revenues related to the DataXpress product contributed $3,351,000 to the total revenue increase for 2000. This increase was a result of the acquisition of PHiTECH in March 2000.

        Total cost of sales increased 32.3% or $2,227,000 to $9,121,000 in 2000 compared to $6,894,000 in 1999. Total cost of sales as a percentage of operating revenues decreased to 39.2% in 2000 compared to 46.5% in 1999. Cost of sales for bankruptcy and related services increased 13.8% or $954,000 to $7,848,000 in 2000 compared to $6,894,000 in 1999. The financial services segment contributed $1,273,000 to the increase in the total cost of products and services for 2000. Bankruptcy and related services cost of sales, as a percentage of bankruptcy and related services revenues, was 39.4% in 2000 compared to 46.5% in 1999. The decrease in this as a percentage of revenue was largely attributable to the increase in operating revenues from licensing fees, marketing and strategic consulting fees and technology services for Bank of America in 2000 as compared to 1999, as described above. Such fees were at a substantially higher gross margin than our historic bankruptcy revenues. Depreciation and amortization increased 43.7% or $942,000 to $3,099,000 in 2000 compared to $2,157,000 in 1999, primarily due to the depreciation on additional equipment acquired with the DCI acquisition, the purchase of computer equipment as new trustees adopted our Chapter 7 product and to a lesser extent equipment acquired with our March 2000 PHiTECH acquisition.

        Operating expenses increased 74.6% or $4,479,000 to $10,485,000 in 2000 compared to $6,006,000 in 1999. Operating expenses, as a percentage of operating revenues, were 45.1% in 2000 compared to 40.5% in 1999. The increase in operating expenses was due to increases in general and administrative infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses related to growth of our Chapter 7 product and financial services products, the amortization of goodwill and intangibles, acquisition related expenses and acquired in-process research and development. Included in operating expenses in 2000 were acquisition related expenses of $414,000 and a charge for acquired in-process research and development of $364,000; these two charges represent 7.4% of total operating expenses. Included in operating expenses in 1999 were acquisition related expenses of $315,000 and a loss of $230,000 from the write-off of computer equipment, which represented 34.4% of the operating expense increase in 1999. Acquisition related expenses include costs related to potential acquisitions which were not consummated and indirect costs related to completed acquisition.

        We had net interest expense of $199,000 in 2000 compared to net interest income of $520,000 in 1999. The change from income to expense resulted in part from a reduction in interest income for 2000 due to the use of cash to expand the business through the DCI and PHiTECH acquisitions. The change was also due to an increase in interest expense as result of using our $3,500,000 line of credit to finance a portion of the PHiTECH acquisition cost.

        Our effective tax rate was 38.2% for 2000 compared to 38.7% for 1999.

        Net income as a percentage of operating revenues decreased to 9.2% in 2000 from 10.1% in 1999. The decrease in net income as a percentage of operating revenues was largely due to the amortization of goodwill and intangibles, acquisition related charges, the acquired in-process research and development charge, the decrease in interest income and the increase in interest expense.

Liquidity and Capital Resources

        Our cash and cash equivalents increased to $25,306,000 as of December 31, 2001 compared to $16,378,000 as of December 31, 2000. This increase was mainly attributable to the completion of the follow-on offering of approximately 1,538,000 shares of common stock on June 29, 2001 for net proceeds of $22,735,000. The follow-on offering was partially offset by the repayment of the outstanding lines of credit of $3,575,000 in January 2001 and cash paid for the acquisition of ROC Technologies, Inc. of $12,187,000 in October 2001.

        We generated cash from operations of $10,784,000, $3,795,000 and $7,301,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The cash flow generated from operations in 2001 consisted primarily of cash generated from net income plus depreciation and amortization. The cash generated was offset in part by the increase in accounts receivable, prepaid expenses and other assets, and accounts payable and accrued expenses. The cash flow generated from operations in 2000 primarily consisted of cash generated from net income plus depreciation and amortization, which were offset in part by the increase in accounts receivable and decrease in deferred revenue. The increase in cash generated from operations from 2000 to 2001 was due to the increases in net income and depreciation and amortization. Also contributing to the increase in cash generated from operations was the improvement in the collections of outstanding receivables from 2000 to 2001 and the decrease in deferred revenues in 2001 was smaller than the decrease in 2000. The deferred revenues decreased in 2000 due to the completion of services related to the DCI acquisition in 1999 for various technology and integration services for Bank of America, which were prepaid.

        Net cash used in investing activities for the years ended December 31, 2001, 2000 and 1999 totaled approximately $21,461,000, $5,356,000 and $6,357,000, respectively. Our use of cash included purchased property and equipment totaling $7,288,000, $3,054,000 and $2,797,000 in 2001, 2000 and 1999, respectively. We purchased land and our headquarters building for $1,750,000 in May 2001 from a partnership in which our Chairman of the Board and Chief Executive Officer is a partner. Additional property and equipment purchased in 2001 included the fractional ownership in two business aircraft totaling approximately $2,494,000, approximately $771,000 related to the on-going $1,900,000 expansion of our headquarters facility and the installation of computer equipment at trustee locations for our Chapter 7 product. Net cash used in the acquisitions of ROC, PHiTECH and DCI totaled $12,188,000 in 2001, $5,334,000 in 2000 and $10,057,000 in 1999, respectively. Also included in the cash used for investing activities were capitalized software development costs of $2,022,000, $980,000 and $661,000 in 2001, 2000 and 1999, respectively.

        Net cash generated from (used in) financing activities was $19,605,000, $16,296,000 and ($121,000) for the years ended December 31, 2001, 2000 and 1999, respectively. Net cash generated from financing activities was principally due to the follow-on offering of common stock in June 2001 which generated net proceeds of $22,735,000 which was partially offset by the repayments on our outstanding lines of credit during the year. The net cash generated from financing activities in 2000 was due to the private placement of common stock, which generated net proceeds of $12,543,000 in December 2000, and the proceeds from borrowings on our lines of credit. Net cash used in financing activities in 1999 were primarily attributable to the payment of capital lease obligations.

        We maintain a $5,000,000 working capital line of credit and a $2,500,000 line of credit to finance certain computer equipment purchases. No amounts were outstanding on either line of credit at December 31, 2001. Any outstanding principal on the working capital line is due upon demand, and if no demand is made, then upon expiration. Each borrowing on the equipment line of credit is due over a 36-month period from the date of the borrowing. Both lines of credit were renewed on June 20, 2001 to expire on June 20, 2002. We intend to seek renewals of both credit lines in 2002 and anticipate no problems in obtaining renewals from the bank on similar terms.

        We believe that the cash generated from operations plus amounts available under our lines of credit, will be sufficient to finance our currently anticipated working capital and property and equipment expenditures for the foreseeable future.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142, which is required to be adopted by January 1, 2002, requires, among other things, the discontinuance of amortization of goodwill and certain other intangible assets. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are evaluating the impact of the adoption of these statements and have not yet determined the effect of adoption on its financial position, results of operations and cash flows.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. We expect to implement SFAS No. 143 in the fiscal year beginning January 1, 2003, and are currently assessing its effect on our financial position, results of operations and cash flows.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. We expect to implement SFAS No. 144 in the fiscal year beginning January 1, 2002. Adoption of this standard will not have a material effect on our financial position, results or operations and cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. We are currently exposed to credit risk on credit extended to customers and interest risk on capital lease obligations, the deferred acquisition price note and cash equivalents. We actively monitor these risks through a variety of controlled procedures involving senior management. We do not currently use any derivative financial instruments. Based on the controls in place, credit worthiness of the customer base and the relative size of these financial instruments, we believe the risk associated with these instruments will not have a material adverse affect on our business, financial position, results of operations and cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements appear following Item 14 of this Report. See Financial Statements.

Supplementary Data—Quarterly Financial Information

        The following table sets forth quarterly unaudited financial data for the quarters of fiscal years 2001 and 2000. Net income per share-diluted has been restated for all quarters presented to reflect the two 3-for-2 stock splits effected as a 50% stock dividend paid on February 23, 2001 and November 30, 2001.

	Quarters
	1st	2nd	3rd	4th
	(In Thousands, Except Per Share Data)
Fiscal Year 2001
Operating revenues	$7,134	$7,065	$7,691	$8,222
Gross profit	4,718	4,578	5,220	5,526
Net income	1,036	1,055	1,493	1,358
Net income per share—diluted	0.08	0.08	0.10	0.09
Fiscal Year 2000
Operating revenues	$4,988	$5,765	$6,094	$6,410
Gross profit	3,071	3,524	3,676	3,865
Net income	207	569	677	679
Net income per share—diluted	0.02	0.05	0.06	0.07

        On March 17, 2000, we acquired substantially all of the business assets of PHiTECH. The acquisition has been accounted for using the purchase method of accounting with the operating results of PHiTECH included in our statements of income since the date of acquisition. See Note 12 of Notes to Financial Statements.

        In December 2000, we completed a private placement of 2,025,000 shares of common stock and received gross proceeds of $13,500,000.

        In June 2001, we completed a follow-on offering of approximately 1,537,500 shares of common stock and received gross proceeds of $24,600,000.

        On October 11, 2001, we acquired substantially all of the business assets of ROC Technologies. The acquisition has been accounted for using the purchase method of accounting with the operating results of ROC Technologies included in our statement of income since the date of acquisition. See Note 12 of Notes to Financial Statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2001.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2001.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2001.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2001.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

        (a)    Exhibits. Exhibits are listed on the Index to Exhibits at the end of this Report.

        (b)    Financial Statements. The following financial statements are contained on pages F-1 through F-20 of this Report:

    Independent Auditors' Report
    Balance Sheets—December 31, 2001 and 2000
    Statements of Income—Years Ended December 31, 2001, 2000 and 1999
    Statements of Changes in Stockholders' Equity—Years Ended December 31, 2001, 2000 and 1999
    Statements of Cash Flows—Years Ended December 31, 2001, 2000 and 1999
    Notes to Financial Statements

        (c)    Reports on Form 8-K

        A report on Form 8-K was filed on October 11, 2001, as amended by Form 8-K/A Amendment No. 1 filed December 17, 2001, reporting the ROC Technologies, Inc. acquisition and filing historical and pro forma financial statements relating to the acquired business.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: March 21, 2002	EPIQ SYSTEMS, INC.
	By:	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director

        In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2002.

Signature	Name and Title	Date

/s/ TOM W. OLOFSON	Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director	March 21, 2002
/s/ CHRISTOPHER E. OLOFSON	Christopher E. Olofson President, Chief Operating Officer and Director	March 21, 2002
/s/ DENISE C. LYNCH	Denise C. Lynch Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 21, 2002
/s/ MICHAEL A. RIDER	Michael A. Rider Controller (Principal Accounting Officer)	March 21, 2002
/s/ ROBERT C. LEVY	Robert C. Levy Director	March 21, 2002
/s/ W. BRYAN SATTERLEE	W. Bryan Satterlee Director	March 21, 2002
/s/ EDWARD M. CONNOLLY, JR.	Edward M. Connolly, Jr. Director	March 21, 2002

INDEPENDENT AUDITORS' REPORT

Board of Directors
EPIQ Systems, Inc.
Kansas City, Kansas

        We have audited the accompanying balance sheets of EPIQ Systems, Inc. (the "Company") as of December 31, 2001 and 2000, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 1999 were audited by other auditors whose report, dated February 25, 2000, expressed an unqualified opinion on those statements.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of EPIQ Systems, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 26, 2002

EPIQ SYSTEMS, INC.

BALANCE SHEETS

(In Thousands)

	December 31, 2001	December 31, 2000
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$25,306	$16,378
Accounts receivable, trade, less allowance for doubtful accounts of $31 and $31, respectively	4,498	3,580
Prepaid expenses and other	400	222
Deferred income taxes	194	279

Total Current Assets	30,398	20,459
PROPERTY AND EQUIPMENT:
Land	192	—
Buildings and improvements	3,419	1,074
Furniture and fixtures	1,001	953
Computer equipment	10,882	9,949
Office equipment	398	398
Transportation equipment	2,518	15

	18,410	12,389
Less accumulated depreciation and amortization	7,473	5,444

Total Property and Equipment, net	10,937	6,945
SOFTWARE DEVELOPMENT COSTS, net	4,126	2,811
OTHER ASSETS:
Goodwill, net of accumulated amortization of $2,157 and $1,067, respectively	21,224	12,374
Other intangibles, net of accumulated amortization of $553 and $241, respectively	3,897	2,309
Other	66	40

Total Other Assets, net	25,187	14,723

	$70,648	$44,938

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.

BALANCE SHEETS

(In Thousands, Except Per Share Data)

	December 31, 2001	December 31, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Short-term borrowings	$—	$3,575
Accounts payable	1,164	1,753
Accrued expenses	1,402	499
Income taxes payable	222	164
Deferred revenue	783	1,071
Current portion of deferred acquisition price	236	226
Current maturities of long-term obligations	103	138

Total Current Liabilities	3,910	7,426
DEFERRED REVENUE	100	139
LONG-TERM OBLIGATIONS (less current portion)	163	295
DEFERRED ACQUISITION PRICE (less current portion)	431	629
DEFERRED INCOME TAXES	900	526

Total Liabilities	5,504	9,015
STOCKHOLDERS' EQUITY:
Preferred stock—$1 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; authorized 50,000 and 20,000 shares at 2001 and 2000, respectively; issued and outstanding—14,398 and 8,374 shares at 2001 and 2000, respectively	144	84
Additional paid-in capital	54,753	30,528
Retained earnings	10,247	5,311

Total Stockholders' Equity	65,144	35,923

	$70,648	$44,938

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.

STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2001	2000	1999
OPERATING REVENUES	$30,112	$23,257	$14,820

COST OF SALES:
Cost of products and services	6,344	6,022	4,737
Depreciation and amortization	3,726	3,099	2,157

Total cost of sales	10,070	9,121	6,894

GROSS PROFIT	20,042	14,136	7,926

OPERATING EXPENSES:
General and administrative	10,531	8,217	5,237
Depreciation	425	267	161
Amortization-goodwill/intangibles	1,402	1,223	63
Acquisition related	353	414	315
Purchased in-process research and development	—	364	—
Loss on disposal of computer equipment	—	—	230

Total operating expenses	12,711	10,485	6,006

INCOME FROM OPERATIONS	7,331	3,651	1,920

INTEREST INCOME (EXPENSE):
Interest income	753	161	537
Interest expense	(106)	(360)	(17)

Net interest income (expense)	647	(199)	520

INCOME BEFORE INCOME TAXES	7,978	3,452	2,440
PROVISION FOR INCOME TAXES	3,036	1,320	944

NET INCOME	$4,942	$2,132	$1,496

NET INCOME PER SHARE INFORMATION:
Basic	$0.37	$0.20	$0.14

Diluted	$0.35	$0.20	$0.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,508	10,488	10,433

Diluted	14,111	10,834	10,757

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Thousands)

	Years Ended December 31,
	2001	2000	1999
PREFERRED SHARES (2,000 authorized as of December 31, 2001, 2000 and 1999, respectively):	—	—	—

COMMON SHARES (50,000, 20,000 and 10,000 authorized as of December 31, 2001, 2000 and 1999, respectively):
Shares, beginning of year	8,374	4,642	4,633
Shares issued upon exercise of options and warrants	201	41	9
Shares issued in secondary public offering	1,025
Shares issued in private placement of stock		900
Stock split	4,798	2,791

Shares, end of year	14,398	8,374	4,642

COMMON STOCK—PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$84	$47	$47
Shares issued upon exercise of options and warrants	2
Net proceeds from secondary public offering	10
Net proceeds from private placement of stock		9
Stock split	48	28

Balance, end of year	144	84	47

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	30,528	17,699	17,661
Shares issued upon exercise of options and warrants	866	262	38
Tax benefit from exercise of options	682	61
Net proceeds from secondary public offering	22,725
Net proceeds from private placement of stock		12,534
Stock split	(48)	(28)

Balance, end of year	54,753	30,528	17,699

RETAINED EARNINGS:
Balance, beginning of year	5,311	3,179	1,683
Net income	4,942	2,132	1,496
Dividends paid in lieu of fractional shares	(6)

Balance, end of year	10,247	5,311	3,179

TOTAL STOCKHOLDERS' EQUITY	$65,144	$35,923	$20,925

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,942	$2,132	$1,496
Adjustments to reconcile net income to net cash from operating activities:
Provision (benefit) for deferred income taxes	459	(260)	17
Depreciation and amortization	3,174	2,583	1,793
Amortization of software development costs	977	783	525
Amortization of goodwill and other intangible assets	1,402	1,223	63
In-process research and development acquired		364
Loss on disposal of equipment	203	104	303
Accretion of discount on deferred acquisition price	62	57
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(918)	(1,387)	(323)
Prepaid expenses and other assets	(204)	(69)	126
Accounts payable and accrued expenses	274	812	176
Deferred revenue	(327)	(2,879)	3,244
Income taxes, including tax benefit from exercise of stock options	740	332	(119)

Net cash from operating activities	10,784	3,795	7,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,287)	(3,054)	(2,797)
Proceeds from sale of property and equipment	36	162	308
Software development costs	(2,022)	(980)	(661)
Cash paid for acquisition of business, net of cash acquired	(12,188)	(5,334)	(10,057)
Net sales of short-term investments		3,850	6,850

Net cash from investing activities	(21,461)	(5,356)	(6,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from borrowings on lines of credit	(3,575)	3,575
Principal payments under capital lease obligations	(167)	(85)	(159)
Payment on deferred acquisition price	(250)
Net proceeds from stock issuance	22,735	12,543
Proceeds from exercise of stock options and warrants	868	263	38
Cash dividends paid in lieu of fractional shares	(6)

Net cash from financing activities	19,605	16,296	(121)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,928	14,735	823
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,378	1,643	820

CASH AND CASH EQUIVALENTS, END OF YEAR	$25,306	$16,378	$1,643

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

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

Common Stock Splits

        On January 24, 2001, the Company announced that its Board of Directors had approved a 3 for 2 stock split effected as a 50% stock dividend, payable February 23, 2001, to holders of record as of February 8, 2001. The effect of this stock split was presented in the 2000 Statement of Changes in Stockholders' Equity due to its timing in relation to the filing of the 2000 financial statements. On November 6, 2001 the Company announced that its Board of Directors had approved a 3 for 2 stock split effected as a 50% stock dividend, payable November 30, 2001, to holders of record as of November 16, 2001. The Company paid cash to shareholders in lieu of fractional shares. All per share and shares outstanding data in the statements of income and notes to the financial statements have been retroactively restated to reflect the stock splits.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and in banks and all liquid investments with original maturities of three months or less.

Property and Equipment

        Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful life of each asset as follows:

Building and improvements	5–30 years
Furniture and fixtures	5–10 years
Computer equipment	3–5 years
Office equipment	5–10 years
Transportation equipment	3–5 years

Software Development Costs

        Certain internal software development costs incurred in the creation of computer software products are capitalized once technological feasibility has been established. Prior to the completion of a detail program design, development costs are expensed and shown as general and administrative expenses on the statements of income. Capitalized costs are amortized based on the ratio of current revenue to current and estimated future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, not to exceed five years.

Intangible Assets

        Intangible assets consist of goodwill, customer contracts, trade names and agreements not to compete which were the result of the business acquisitions of ROC Technologies, Inc. ("ROC"), PHiTECH, Inc. ("PHiTECH") and DCI Chapter 7 Solutions, Inc. ("DCI"). Customer contracts, trade names and agreements not to compete are being amortized on a straight-line basis over their estimated economic benefit period, generally from 3 to 14 years.

        The goodwill in the PHiTECH and DCI acquisitions are each being amortized on a straight-line basis over 10 years and 14 years, respectively. The goodwill in the ROC acquisition follows the guidelines established by Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which requires, among other things, that goodwill acquired in a business combination for which the acquisition date is after June 30, 2001, not be amortized.

Impairment of Long-lived Assets

        The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment long-lived assets and identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable.

Income Taxes

        The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Stock-Based Compensation

        The Company accounts for stock based compensation for employees in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related Interpretations and makes the pro forma information disclosures in accordance with SFAS No. 123, Accounting for Stock Based Compensation.

Revenue Recognition

        For the Company's Chapter 7 bankruptcy software product, monthly fees are received from a national financial institution and revenues are recognized after the product is installed and deposits are transferred based on the number of trustees and the level of trustees' deposits with that institution. Revenues for Chapter 13 processing and noticing are recorded monthly at the completion of the services based on the trustees' month-end caseloads. All other ancillary fees are recognized as the services are provided.

        The financial services revenues and a portion of the bankruptcy and related revenues are derived from software licensing, marketing and consulting services and maintenance fees. Licensing fees are recorded as revenue following delivery, installation and acceptance. Consulting revenue is recognized in the period in which the services are performed and in certain circumstances, based on the nature of the arrangement, are recognized on the percentage-of-completion method. Maintenance fees are collected in advance and recognized on a straight-line basis as revenue over the life of the maintenance contract.

        At the time of the acquisition of the assets of DCI on November 29, 1999, the Company received $4,500,000 from a national financial institution for various technology and general integration services. The Company has accounted for this payment as a multiple element project with the revenues being recorded as such elements were completed and delivered, primarily using the percentage-of-completion method. As of December 31, 2000, $346,000 related to this project was included as deferred revenue.

Comprehensive Income

        The Company has no components of other comprehensive income, therefore comprehensive income equals net income for each of the three years ended December 31, 2001, 2000 and 1999.

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

Segment Information

        In determining the Company's reportable segments under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company examines the way it organizes its business internally for making operating decisions and assessing business performance (see Note 13). Nearly all of the Company's revenues are derived from sources within the United States of America, and all of its long-lived assets are located in the United States of America.

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

Derivatives and Hedging Activities

        The Company did not hold any derivatives or embedded derivatives, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by SFAS No. 137 and SFAS No. 138, therefore, the adoption of the statement on January 1, 2001 did not result in a transition adjustment. Additionally, the Company did not hold any derivatives or embedded derivatives for the year ended December 31, 2001.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142, which is required to be adopted by the Company January 1, 2002, requires, among other things, the discontinuance of amortization of goodwill and certain other intangible assets. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is evaluating the impact of the adoption of these statements and has not yet determined the effect of adoption on its financial position, results of operations and cash flows.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. The Company expects to implement SFAS No. 143 in the fiscal year beginning January 1, 2003 and is currently assessing its effect on the Company's financial position, results of operations and cash flows.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. The Company expects to implement SFAS No. 144 in the fiscal year beginning January 1, 2002. Adoption of this standard will not have a material effect on our financial position, results of operations and cash flows.

Reclassification

        Certain reclassifications have been made to the prior years' financial statements to conform with the current year's financial statement presentation.

NOTE 2:    SOFTWARE DEVELOPMENT COSTS

        The following is a summary of software development costs capitalized:

	2001	2000
	(In Thousands)
Amounts capitalized, beginning of year	$4,773	$3,431

Development costs capitalized	2,022	980
Acquisitions	270	362

Amounts capitalized, end of year	7,065	4,773
Accumulated amortization, end of year	(2,939)	(1,962)

Net software development costs	$4,126	$2,811

        Included in the above are development costs relating to products not yet released. Such costs totaled $1,328,000 and $1,145,000 at December 31, 2001 and 2000, respectively.

NOTE 3:    LINES OF CREDIT AND LONG-TERM OBLIGATIONS

Lines of Credit

        The Company has two lines of credit agreements with a bank. One line of credit is for equipment financing (the "Equipment Line") and allows for maximum available borrowings of $2,500,000. The other line of credit is for working capital (the "Working Capital Line") and allows for maximum available borrowings of $5,000,000. Each line of credit accrues variable rate interest, revised daily, equal to the New York Prime Rate as published in the Wall Street Journal (4.75% at December 31, 2001). Borrowings under the Equipment Line are secured by computer equipment and are due on demand, or if not demanded, in amounts equal to 1/36th of the outstanding principal balance, with interest payable monthly. Borrowings under the Working Capital Line are unsecured, however, this line contains certain financial covenants pertaining to the maintenance of certain earnings, net worth and debt to net worth ratios.

        On March 17, 2000, the Company received an advance of $3,500,000 against this line that was utilized to partially fund the PHiTECH acquisition. Borrowings under this line are due on demand, and if not demanded, upon expiration of the line and interest is payable monthly. As of December 31, 2000, the entire amount remained outstanding under this line. On October 27, 2000, the Company borrowed approximately $79,000 under the Equipment Line to finance the purchase of computer equipment. As of December 31, 2000, approximately $75,000 remained outstanding. On January 2, 2001, all of the outstanding borrowings, plus accrued interest, under both lines was repaid.

        Both lines of credit were renewed on June 20, 2001 to expire on June 20, 2002.

        There were no borrowings outstanding under these lines of credit at December 31, 2001. The Company was in compliance with all of the financial covenants under the Working Capital Line as of and for the years ended December 31, 2001 and 2000.

Obligations under Capital Leases

        Capital leases are for the use of office equipment for no more than five years, expiring through August 2004. Aggregate annual payments for these obligations at December 31, 2001 are as follows:

(In Thousands)
2002	$127
2003	109
2004	69

Future minimum lease payments	305
Less amount representing interest	39

Present value of future minimum lease payments	266
Less current maturities	103

Noncurrent portion	$163

        For the above obligations, the carrying value approximates the fair value.

        As of December 31, 2001 and 2000 property and equipment include the following assets under capital leases:

	2001	2000
	(In Thousands)
Office equipment	$385	$550
Less accumulated amortization	119	99

	$266	$451

NOTE 4:    OPERATING LEASES

        The Company has three non-cancelable operating leases for office space expiring at various times through December 2003. Each of the leases requires the Company to pay all executory costs (property taxes, maintenance and insurance). Additionally, the Company has non-cancelable operating leases for various office equipment and automobiles expiring through June 2006.

        Future minimum lease payments at December 31, 2001 are as follows:

(In Thousands)
2002	$372
2003	216
2004	170
2005	37
2006	23

$818

        Rental expense was approximately $431,000, $507,000, and $310,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Included in rental expense was approximately $69,000, $162,000, and $158,000 paid to a related party (see Note 5) for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 5:    RELATED PARTY TRANSACTIONS

        The Company leased office space for the corporate headquarters building in Kansas City, Kansas from a partnership in which the Chairman of the Board and Chief Executive Officer of the Company is a partner. The lease expired in February 2001 and became a month to month lease. In May 2001 the Company purchased its corporate headquarters building and land for a cash purchase price of $1,750,000. The purchase price was based on an independent MAI appraisal of the building obtained by the Company in January 2001.

        The Company recorded receivables from the related party for reimbursement of property taxes of approximately $35,000 as of December 31, 2000. The receivable balance as of December 31, 2000 was reimbursed during 2001.

NOTE 6:    EMPLOYEE BENEFIT PLANS

Stock Purchase Plan

        The Company established an employee stock purchase plan in October 2000. The plan allows for the majority of employees a convenient opportunity to purchase shares of the Company's stock through payroll deduction. The purchase prices for all employee participants are based on the closing bid price on the last business day of the month.

Defined Contribution Plan

        The Company has a defined contribution 401(k) plan covering substantially all employees. The Company matches 60% of the first 10% of employee contributions and also has the option of making discretionary contributions. Contributions were approximately $270,000, $203,000, and $122,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 7:    STOCKHOLDERS' EQUITY

        On July 19, 1999, the shareholders approved amending the Articles of Incorporation of the Company by authorizing the issuance of up to 2,000,000 shares of $1 par value preferred stock.

        On June 7, 2000, the shareholders approved amending the Articles of Incorporation of the Company to increase the number of authorized common shares to 20,000,000 from 10,000,000.

        On December 29, 2000, the Company completed a private placement of 2,025,000 shares of its common stock and received net proceeds of $12,543,000, after underwriter's discount and offering expenses of $957,000.

        On June 6, 2001, the shareholders approved amending the Articles of Incorporation of the Company to increase the number of authorized common shares to 50,000,000 from 20,000,000.

        On June 29, 2001, the Company completed a follow-on offering of 1,537,500 shares of its common stock and received net proceeds of $22,735,000, after underwriter's discount and offering expenses of $1,865,000.

        In connection with the initial public offering, the Company issued warrants to purchase 360,000 shares of stock at $1.87 per share to its underwriters which expired at the close of business on February 3, 2002. At December 31, 2000 warrants to purchase 107,550 shares of stock remained outstanding. In January 2001, 103,670 warrants were exercised for their exercise price, resulting in the issuance of an additional 103,670 shares of common stock. In April 2001, 2,588 of the remaining warrants were converted in a cashless exercise, resulting in the issuance of an additional 2,181 shares of common stock. The remaining 1,293 warrants were converted to 1,165 shares of common stock in a cashless exercise in May 2001. There were no warrants outstanding as of December 31, 2001.

NOTE 8:    INCOME TAXES

        The provision (benefit) for income taxes includes the following components:

	2001	2000	1999
	(In Thousands)
Taxes currently payable:
Federal	$2,107	$1,300	$763
States	470	280	164

Total	2,577	1,580	927
Deferred income taxes	459	(260)	17

	$3,036	$1,320	$944

        A reconciliation of the provision for income taxes at the statutory rate to provision for income taxes at the Company's effective rate is shown below:

	2001	2000	1999
	(In Thousands)
Computed at the statutory rate (34%)	$2,713	$1,174	$830
Increase in taxes resulting from:
Nondeductible expenses and nontaxable income	49	26	32
State income taxes, net of federal tax effect and other	274	120	82

Tax provision	$3,036	$1,320	$944

        The tax effects of temporary differences related to deferred taxes shown on the accompanying balance sheets are as follows:

	2001	2000
	(In Thousands)
Deferred tax assets:
Allowance for doubtful accounts	$12	$12
Accrued compensated absences	168	123
Accrued stock options	14	13
Deferred revenue	54	131
Intangible assets	314	138

	562	417
Deferred tax liabilities:
Property and equipment and software development costs	1,268	664

	$(706)	$(247)

        The above net deferred tax liability is presented on the balance sheets as follows:

	2001	2000
	(In Thousands)
Deferred income taxes—current	$194	$279
Deferred income taxes—long-term	(900)	(526)

	$(706)	$(247)

NOTE 9:    NET INCOME PER SHARE

        The details of the basic and diluted net income per share calculations are as follows:

	2001			2000			1999
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
	(In Thousands, Except Per Share Data)
Basic net income per share:
Income available to common shareholders	$4,942	13,508	$.37	$2,132	10,488	$.20	$1,496	10,433	$.14

Effect of dilutive securities:
Warrants					73			45
Stock options		603			273			279

Diluted net income per share:
Income available to common shareholders and assumed conversions	$4,942	14,111	$.35	$2,132	10,834	$.20	$1,496	10,757	$.14

        As of December 31, 2001, 2000 and 1999, the Company had approximately 4,000, 15,000, 156,000 options outstanding, respectively, which were anti-dilutive and, therefore, not considered in the diluted earnings per share calculation above.

NOTE 10:    STOCK OPTIONS

        The Company's 1995 Stock Option Plan (the "Plan"), as amended, provides for the maximum number of shares of common stock available under the Plan to 1,800,000. Under the Plan, the option price may not be less than 85% of the fair market value of the common stock on the date of grant non-qualified stock option and not less than 100% of the fair market value of the common stock on the date of grant for an incentive stock option ("ISO").

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

        At December 31, 2001, there were approximately 182,000 options available for future grants.

        A summary of the Company's stock options outstanding as of December 31, 2001, 2000 and 1999 is presented below:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In Thousands, Except Price Data)
Outstanding, beginning of year	1,134	$3.92	1,025	$3.57	806	$3.23
Granted	443	9.89	325	4.86	298	4.31
Forfeited	(87)	7.06	(124)	4.35	(59)	3.58
Exercised	(197)	3.09	(92)	2.77	(20)	1.93

Outstanding, end of year	1,293	5.88	1,134	3.92	1,025	3.57

        Weighted-average fair value of options granted during the year 2001, 2000 and 1999 were $7.23, $3.36 and $4.27, respectively.

        The following table summarizes information about stock options under the plan outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In Thousands, Except Life and Price Data)
$1.56 to $3.67	288	4.9 years	$2.61	234	$2.67
$4.00 to $6.00	592	7.7 years	4.75	276	4.67
$7.53 to $12.43	395	9.2 years	9.33	142	9.61
$16.07 to $21.00	18	9.8 years	20.18	—	—

	1,293			652

        The Company accounts for this plan under APB Opinion No. 25, under which only an immaterial amount of compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates using SFAS No. 123, the Company's December 31, 2001, 2000 and 1999 net income and net income per share would have been reduced to the following pro forma amounts:

		2001	2000	1999
		(In Thousands, Except Per Share Data)
Net income	As reported	$4,942	$2,132	$1,496
	Pro forma	$4,113	$1,717	$1,076
Net income per share—Basic	As reported	$.37	$.20	$.14
	Pro forma	$.30	$.17	$.10
Net income per share—Diluted	As reported	$.35	$.20	$.14
	Pro forma	$.29	$.16	$.10

        Pro forma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of stock options.

        The fair value of the above options was estimated at the date of grant using the Black-Scholes option-pricing model with the following key assumptions:

	2001	2000	1999
Expected life (years)	6.49	6.75	6.75
Volatility	79%	67%	237%
Risk-free interest rate	1.9%–6.7%	5.9%–6.4%	5.0%–6.7%
Dividend yield	0%	0%	0%

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

NOTE 11:    SIGNIFICANT CUSTOMER AND CONCENTRATION

        For its Chapter 7 software product, the Company collects revenue from its Chapter 7 trustee clients through a national marketing arrangement with a national financial institution in which the Company receives revenues based on the number of trustees and the level of trustees' deposits with that institution. The Company also earns revenue from conversions, upgrades, electronic banking services, technology services and marketing and consulting services. Revenues recognized by the Company from this financial institution as a result of these arrangements were approximately $22,335,000 for 2001, $14,610,000 for 2000, and $9,317,000 for 1999. The increase in each year shown was from increases in the number of trustees and deposits, electronic banking, technology integration fees, licensing fees, technology management fees and marketing and consulting services.

        Additionally, that institution represented approximately 77% and 69% of the Company's account receivable balance as of December 31, 2001 and 2000, respectively.

NOTE 12:    BUSINESS ACQUISITIONS

ROC Technologies, Inc.

        On October 11, 2001, the Company acquired certain assets from ROC, the bankruptcy management software subsidiary of Imperial Bancorp. Imperial Bancorp is a subsidiary of Comerica, Inc. ("Comerica"). The acquisition followed Comerica's decision to exit the Chapter 7 trustee business. The purchase price totaled approximately $12,228,000, including acquisition costs of $188,000 and assumed liabilities of $40,000. The net purchase price of $12,188,000 was paid entirely in cash. The purchase price was allocated to property and equipment of $118,000, software of $270,000, trade name of $60,000 and customer contracts of $1,840,000. The software and trade name are being amortized on a straight-line basis over 3 years while the customer contracts are being amortized on a straight-line basis over 10 years. The remainder of the purchase price was allocated to goodwill and totaled $9,940,000. In accordance with SFAS No. 142, the goodwill is not being amortized and will be tested for impairment upon full implementation of the statement in 2002.

PHiTECH, Inc.

        On March 17, 2000, the Company acquired substantially all of the business assets of PHiTECH, a California corporation that provides software-based solutions that enable corporate customers to route, secure and format business-critical data over the Internet and private networks using a wide variety of web-based and legacy communications protocols.

        The total value of the transaction was $7,109,000, of which $5,338,000 was paid in cash (partially financed with short-term borrowings under a line of credit, see Note 3), $797,000 was deferred in the form of a non-interest bearing note with a face value of $1,000,000 discounted using an implied rate of 9% per year and $974,000 represented assumed liabilities. The note is payable in four annual installments of $250,000, the first of which was paid in April 2001 and the remaining balance is presented as deferred acquisition price on the balance sheet. The purchase price was allocated to net tangible assets of $323,000, software of $362,000, a non-compete agreement of $50,000, and $364,000 was allocated to acquired in-process research and development ("IPRD") and treated as a charge to earnings reducing after tax income for 2000 by $217,000. The acquired IPRD related to PHiTECH's new, next-generation Java-based product, which the Company completed in the first quarter of 2001, and was approximately 80% complete at the time of the acquisition. Of the remaining $6,011,000 purchase price, $650,000 was allocated to trade names and $700,000 to customer contracts which are being amortized on a straight-line basis over 10 years. The excess purchase price of $4,661,000 was allocated to goodwill which was being amortized on a straight-line basis over ten years with amortization ceasing on January 1, 2002, the date the Company will adopt SFAS No. 142.

DCI Chapter 7 Solutions, Inc.

        On November 29, 1999, the Company acquired substantially all of the business assets of DCI in a purchase business combination with the operating results of DCI included in the Company's statements of income since the date of acquisition. The purchase price totaled approximately $10,057,000, and was paid entirely in cash. The purchase price was allocated to net tangible assets of $107,000, software of $100,000, and a non-compete agreement of $250,000. The remainder of the purchase price was allocated to customer contracts of $900,000 and goodwill of $8,700,000, which are being amortized on a straight-line basis over 14 years with the goodwill amortization ceasing on January 1, 2002, the date the Company will adopt SFAS No. 142.

        With the DCI acquisition, the Company acquired a significant amount of computer equipment; with the assimilation of DCI, it was necessary to standardize certain equipment for efficiency purposes going forward, and the Company, therefore, determined that certain older existing equipment with a net book value of $230,000 should be retired.

        The acquisitions have been accounted for using the purchase method of accounting with the operating results included in the Company's statement of income since the respective date of acquisition. The Company capitalized direct costs of approximately $188,000, $80,000 and $49,000 in conjunction with the acquisitions of ROC, PHiTECH and DCI, respectively. Costs related to potential acquisitions which were not consummated and indirect costs related to completed acquisitions are charged to expense as incurred and are reflected as acquisition related expenses on the statements of income.

        Unaudited pro forma operations assuming the purchase acquisitions were made at the beginning of the year preceding each acquisition are shown below:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Operating Revenues	$31,774	$25,131	$18,462
Net Income	3,429	330	80
Net Income Per Share:
Basic	$0.25	$0.03	$0.01
Diluted	$0.24	$0.03	$0.01

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

NOTE 13:    SEGMENT REPORTING

        The Company has three operating segments in which it allocates resources and assesses performance: Chapter 7 and related bankruptcy services, Chapter 13 services, and financial services. For Chapter 7 and related bankruptcy services and Chapter 13 services, the Company serves a national client base of bankruptcy trustees and related entities by developing specialty software products and providing coordinated support (network integration, post-installation support and other value-added services), which facilitate the administrative aspects of bankruptcy management for court-appointed trustees. The individual bankruptcy segments have similar operating and economic characteristics and have been presented as one aggregated reportable segment. With the acquisition of PHiTECH in 2000, the Company also develops specialty software products and provides support for the financial services industry, which has been reported as the second operating segment.

        Information concerning operations in these reportable segments of business is as follows:

	2001	2000	1999
	(In Thousands)
Operating revenues:
Bankruptcy and related services	$28,149	$19,906	$14,820
Financial services	1,963	3,351

Total operating revenues	30,112	23,257	14,820

Cost of sales:
Cost of products and services:
Bankruptcy and related services	5,462	4,900	4,737
Financial services	882	1,122
Depreciation and amortization:
Bankruptcy and related services	3,286	2,948	2,157
Financial services	440	151

Total cost of sales	10,070	9,121	6,894

Gross profit:
Bankruptcy and related services	19,401	12,058	7,926
Financial services	641	2,078

Total gross profit	$20,042	$14,136	$7,926

        The Company has not disclosed assets or net income by segment, as the information is not reviewed by the chief operating decision maker, is not produced internally and its preparation is impracticable.

NOTE 14:    ADDITIONAL CASH FLOWS INFORMATION

	2001	2000	1999
	(In Thousands)
Additional Cash Information
Interest paid	$117	$291	$18
Income taxes paid	1,837	1,309	1,035
Noncash Investing and Financing Activities
Capital lease obligation incurred for equipment	$—	$369	$—

        The Company acquired certain business assets and assumed certain liabilities of ROC during 2001, and substantially all business assets of PHiTECH and DCI in 2000 and 1999, respectively (see Note 12). In conjunction with the acquisitions, cash flow information is as follows:

	2001 ROC	2000 PHiTECH	1999 DCI
	(In Thousands)
Fair value of assets acquired	$12,228	$7,109	$10,155
Deferred obligation incurred in purchase transaction		(797)
Liabilities assumed	(40)	(974)	(98)

Cash paid for acquisition	12,188	5,338	10,057
Cash acquired		4

Cash paid for acquisition, net of cash acquired	$12,188	$5,334	$10,057

*        *        *

EXHIBIT INDEX

        The following exhibits are filed with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description
3.1	Articles of Incorporation, as amended.(1)
3.2	Bylaws, as amended and restated.(2)
4.1	Reference is made to exhibits 3.1 and 3.2.
10.1	Agreement for Computerized Trustee Case Management System between the Company and NationsBank of Texas, N.A., dated November 22, 1993.(3)
10.2	1995 Stock Option Plan, as amended.(4)
10.3	Asset Purchase Agreement dated as of March 3, 2000, between the Company and PHiTECH, Inc.(5)
10.4	Securities Purchase Agreement dated December 29, 2000.(6)
10.5	Modification Agreement dated as of June 20, 2001 between the Company and Gold Bank of Leawood for $3,500,000 Line of Credit.(1)
10.6	Line of Credit dated June 20, 2001 from Gold Bank of Leawood in the amount of $2,500,000.(1)
10.7	Purchase and Assumption Agreement dated as of October 10, 2001, among ROC Technologies. Inc., Comerica Holdings Incorporated and the Company.(7)
10.8	Real Estate Contract between T & J Investment Co. and the Company effective as of April 30, 2001.*
10.9	Modification Agreement dated as of August 24, 2001 between the Company and Gold Bank of Leawood for $5,000,000 Line of Credit.*
23.1	Consent of Deloitte & Touche LLP, Independent Auditors'.*
99.1	Audit Report of BKD, LLP (formerly Baird, Kurtz & Dobson).*

(1)
Incorporated by reference and previously filed as an exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 9, 2001.

(2)
Incorporated by reference and previously filed as an exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed with the Securities and Exchange Commission on May 11, 2001.

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

(7)
Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2001.

*
Filed herewith.

QuickLinks

EPIQ SYSTEMS, INC. ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
PART I
PART II
PART III
PART IV
SIGNATURES
INDEPENDENT AUDITORS' REPORT
EPIQ SYSTEMS, INC. BALANCE SHEETS (In Thousands)
EPIQ SYSTEMS, INC. BALANCE SHEETS (In Thousands, Except Per Share Data)
EPIQ SYSTEMS, INC. STATEMENTS OF INCOME (In Thousands, Except Per Share Data)
EPIQ SYSTEMS, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In Thousands)
EPIQ SYSTEMS, INC. STATEMENTS OF CASH FLOWS (In Thousands)
EXHIBIT INDEX