Form 10-Q
period 2002-03-31
EPIQ SYSTEMS INC
filed 2002-05-07
CIK 1027207

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

Commission File Number 0-22081

EPIQ SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	48-1056429 (IRS Employer Identification Number)
501 Kansas Avenue, Kansas City, Kansas 66105-1300 (Address of principal executive office)
913-621-9500 (Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

        The number of shares outstanding of registrant's common stock at March 31, 2002:

Class	Outstanding
Common Stock, $.01 par value	14,421,352

EPIQ SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

CONTENTS

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Statements of Income— Three months ended March 31, 2002 and 2001 (Unaudited)	3
	Balance Sheets—March 31, 2002 (Unaudited) and December 31, 2001	4
	Statements of Cash Flows— Three months ended March 31, 2002 and 2001 (Unaudited)	6
	Notes to Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18
Signatures		19

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

EPIQ SYSTEMS, INC.
STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
OPERATING REVENUES	$8,996	$7,134

COST OF SALES:
Cost of products and services	1,794	1,588
Depreciation and amortization	1,130	828

	2,924	2,416

GROSS PROFIT	6,072	4,718

OPERATING EXPENSES:
General and administrative	2,963	2,673
Depreciation	121	91
Amortization-goodwill/intangibles	117	340

	3,201	3,104

INCOME FROM OPERATIONS	2,871	1,614

INTEREST INCOME (EXPENSE):
Interest income	135	155
Interest expense	(22)	(32)

	113	123

INCOME BEFORE INCOME TAXES	2,984	1,737
PROVISION FOR INCOME TAXES	1,131	701

NET INCOME	$1,853	$1,036

NET INCOME PER SHARE INFORMATION:
Basic	$0.13	$0.08

Diluted	$0.12	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,410	12,658

Diluted	14,992	13,162

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
BALANCE SHEETS
(In Thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$24,686	$25,306
Accounts receivable, trade, less allowance for doubtful accounts of $31 and $31, respectively	6,254	4,498
Prepaid expenses and other	396	400
Deferred income taxes	216	194

Total Current Assets	31,552	30,398
PROPERTY AND EQUIPMENT:
Land	192	192
Buildings and improvements	4,550	3,419
Furniture and fixtures	1,022	1,001
Computer equipment	10,963	10,882
Office equipment	414	398
Transportation equipment	2,518	2,518

	19,659	18,410
Less accumulated depreciation and amortization	7,958	7,473

Total Property and Equipment, net	11,701	10,937
SOFTWARE DEVELOPMENT COSTS, net	4,187	4,126
OTHER ASSETS:
Goodwill	21,054	21,224
Other intangibles, net of accumulated amortization of $670 and $553, respectively	3,780	3,897
Other	66	66

Total Other Assets, net	24,900	25,187

	$72,340	$70,648

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
BALANCE SHEETS
(In Thousands, Except Per Share Data)

	March 31, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$768	$1,164
Accrued expenses	866	1,402
Income taxes payable	738	222
Deferred revenue	762	783
Current portion of deferred acquisition price	251	236
Current maturities of long-term obligations	101	103

Total Current Liabilities	3,486	3,910
DEFERRED REVENUE	113	100
LONG-TERM OBLIGATIONS (less current portion)	137	163
DEFERRED ACQUISITION PRICE (less current portion)	431	431
DEFERRED INCOME TAXES	1,067	900

Total Liabilities	5,234	5,504
STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value; 2,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value; authorized 50,000 shares; issued and outstanding—14,421 and 14,398 shares at March 31, 2002 and December 31, 2001, respectively	144	144
Additional paid-in capital	54,862	54,753
Retained earnings	12,100	10,247

Total Stockholders' Equity	67,106	65,144

	$72,340	$70,648

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,853	$1,036
Adjustments to reconcile net income to net cash from operating activities:
Provision (benefit) for deferred income taxes	145	(95)
Depreciation and amortization	868	735
Amortization of software development costs	383	183
Amortization of goodwill and other intangible assets	117	340
Loss on disposal or sale of equipment	70	43
Accretion of discount on deferred acquisition price	15	17
Changes in operating assets and liabilities:
Accounts receivable	(1,756)	(2,661)
Prepaid expenses and other assets	4	(59)
Accounts payable and accrued expenses	(932)	(580)
Deferred revenue	(8)	(223)
Income taxes, including tax benefit from exercise of stock options	549	101

Net cash from operating activities	1,308	(1,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,732)	(750)
Proceeds from sale of property and equipment	30	4
Software development costs	(444)	(519)
Proceeds from return of purchase price related to previous acquisition of business	170

Net cash from investing activities	(1,976)	(1,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of borrowings on lines of credit		(3,575)
Principal payments under capital lease obligations	(28)	(33)
Proceeds from exercise of stock options and warrants	76	280

Net cash from financing activities	48	(3,328)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(620)	(5,756)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,306	16,378

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,686	$10,622

See Notes to Financial Statements.

EPIQ SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
(Unaudited)

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        EPIQ Systems, Inc. (the "Company") develops, markets and licenses proprietary software solutions for workflow management and data communications infrastructure that serve the bankruptcy trustee market and the financial services market. The Company serves a national client base with specialized products that streamline the internal business operations of its customers. The products are accompanied by a high level of coordinated support including network integration, post-installation support and value added services.

Comprehensive Income

        The Company has no components of other comprehensive income, therefore comprehensive income equals net income.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and other Intangible Assets". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142, which was adopted by the Company on January 1, 2002, requires, among other things, the discontinuance of amortization of goodwill and certain other intangible assets. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption, which the Company will complete in its second quarter. The Company is evaluating the impact of the transitional impairment test portion of the statement and has not yet determined the effect on its financial position, results of operations and cash flows.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. The Company expects to adopt SFAS No. 143 in the fiscal year beginning January 1, 2003 and is currently assessing its effect on the Company's financial position, results of operations and cash flows.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. The Company's adoption of this standard as of January 1, 2002 did not have a material effect on its financial position, results of operations and cash flows.

Reclassification

        Certain reclassifications have been made to the prior periods' financial statements to conform with the current period's financial statement presentation.

NOTE 2:    INTERIM FINANCIAL STATEMENTS

        The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q of the SEC and in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial statements, and do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes included in its Form 10-K for the year ended December 31, 2001.

        In the opinion of management of the Company, the accompanying financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and its cash flows for the three months then ended.

        The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3:    NET INCOME PER SHARE

        Basic net income per share is computed based on the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average common shares and all potentially dilutive common share equivalents outstanding during the period. The computation of earnings per share for the three months ended March 31, 2002 and 2001 is as follows:

	Three Months Ended March 31,
	2002	2001
Net Income	$1,853	$1,036

Weighted average common shares outstanding	14,410	12,658
Weighted average common share equivalents (stock options and warrants)	582	504

Weighted average diluted common shares outstanding	14,992	13,162

Net Income per share:
Basic	$0.13	$0.08

Diluted	$0.12	$0.08

        For the three months ended March 31, 2002 the Company had 15 options outstanding which were anti-dilutive and for the three months ended March 31, 2001 the Company had no options outstanding which were anti-dilutive and, therefore, not considered in the diluted earnings per share calculation above.

NOTE 4:    ADDITIONAL CASH FLOWS INFORMATION

Additional Cash Information

	Three Months Ended March 31,
	2002	2001
Interest paid	$22	$31
Income taxes paid	597	695

NOTE 5:    BUSINESS ACQUISITION

        On October 11, 2001, the Company acquired certain assets from ROC Technologies, Inc., the bankruptcy management software subsidiary of Imperial Bancorp. Imperial Bancorp is a subsidiary of Comerica, Inc. ("Comerica"). The acquisition followed Comerica's decision to exit the Chapter 7 trustee business. The purchase price totaled approximately $12,058 including acquisition costs of $188 and assumed liabilities of $40. The net purchase price of $12,017 was paid entirely in cash. The purchase price was allocated to property and equipment of $118 software of $270, trade name of $60 and customer contracts of $1,840. The software and trade name are being amortized on a straight-line basis over 3 years while the customer contracts are being amortized on a straight-line basis over 10 years. The remainder of the purchase price was allocated to goodwill and totaled $9,770. In accordance with SFAS No. 142, the goodwill is not being amortized. In accordance with the terms of the purchase agreement, Comerica paid $170 for assets that were originally listed as part of the assets acquired but were not located during the integration process. The amount represents the estimated fair value of the assets. The payment is treated as a reduction in the amount of goodwill originally allocated from the total purchase price.

        The acquisition was accounted for using the purchase method of accounting with the operating results included in the Company's statement of income since the date of acquisition.

        Unaudited pro forma operations assuming the purchase acquisition was made at the beginning of the year preceding the acquisition are shown below:

Three Months Ended March 31, 2001
Operating Revenues	$7,560
Net Income	783
Net Income Per Share:
Basic	$0.06
Diluted	$0.06

        The pro forma information is not necessarily indicative of what would have occurred had the acquisition been completed on that date, nor is it necessarily indicative of future operations.

        Pro forma data reflects the difference in amortization expense between the Company and the acquired company as well as a reduction in interest income based on the utilization of interest-bearing investments to purchase the business and interest expense related to borrowings to finance the acquisition.

NOTE 6:    GOODWILL AND INTANGIBLE ASSETS

        Goodwill, net of amortization at December 31, 2001, was $17,398 for bankruptcy and related services and $3,826 for infrastructure software. At March 31, 2002, goodwill, net of amortization was $17,228 for bankruptcy and related services as a result of a return in purchase price of $170 during the quarter. Goodwill for infrastructure software remained at $3,826.

        In accordance with SFAS No. 142, adopted January 1, 2002, the Company discontinued the amortization of goodwill. Had the Company applied the non-amortization provision of SFAS No. 142 at the beginning of the first quarter of 2001, net income for the three-month period ended March 31, 2001 would have increased $163 or $.01 per basic and diluted share.

        Intangible assets at March 31, 2002 and December 31, 2001 consisted of the following:

	March 31, 2002	December 31, 2001
Customer contracts	$3,440	$3,440
Accumulated amortization	(385)	(305)

Customer contracts, net	3,055	3,135
Trade names	710	710
Accumulated amortization	(143)	(121)

Trade names, net	567	589
Non-compete agreement	300	300
Accumulated amortization	(142)	(127)

Non-compete agreement, net	158	173

Total intangible assets, net	$3,780	$3,897

        Amortization expense related to intangible assets other than goodwill was $117 and $65 for the three-month periods ended March 31, 2002 and 2001, respectively. The intangible assets have finite lives and are amortized on a straight-line basis over their estimated economic benefit period, generally from 3 to 14 years.

NOTE 7:    SEGMENT REPORTING

        The Company has three operating segments in which it allocates resources and assesses performance: Chapter 7 and related bankruptcy services, Chapter 13 services, and infrastructure software (formerly financial services). For Chapter 7 and related bankruptcy services and Chapter 13 services, the Company serves a national client base of bankruptcy trustees and related entities by developing specialty software products and providing coordinated support (network integration, post-installation support and other value-added services), which facilitate the administrative aspects of bankruptcy management for court-appointed trustees. The individual bankruptcy segments have similar operating and economic characteristics and have been presented as one aggregated reportable segment. The Company also develops specialty infrastructure software products for the financial services and other markets and provides support for those software products, which has been reported as the second reportable segment.

        Information concerning operations in these reportable segments of business is as follows:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Operating revenues:
Bankruptcy and related services	$8,509	$6,652
Infrastructure software	487	482

Total operating revenues	8,996	7,134

Cost of sales:
Cost of products and services:
Bankruptcy and related services	1,545	1,313
Infrastructure software	249	275
Depreciation and amortization:
Bankruptcy and related services	894	774
Infrastructure software	236	54

Total cost of sales	2,924	2,416

Gross profit:
Bankruptcy and related services	6,070	4,565
Infrastructure software	2	153

Total gross profit	$6,072	$4,718

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

        For our infrastructure software segment, we market our DataExpress product line utilizing a traditional server-based license, maintenance and professional services pricing model. Various optional features are available for additional fees.

Critical Accounting Policies

        We consider our accounting policies related to revenue recognition and software capitalization to be critical policies due to the estimation processes involved in each.

        We recognize revenue from the two reportable segments of our business: bankruptcy and related services and infrastructure software. Within the bankruptcy and related services segment, our Chapter 7 bankruptcy software product generates monthly fees from Bank of America and other smaller regional financial institutions. Revenues are recognized after the product is installed and deposits are transferred based on the number of trustees and the level of trustees' deposits with the financial institution. Revenues for Chapter 13 processing and noticing are recorded monthly at the completion of the services based on the trustees' month-end caseloads. All other ancillary fees are recognized as the services are provided.

        The infrastructure software revenues and a portion of the bankruptcy and related services revenues are derived from software licensing, consulting services and maintenance fees. Licensing fees are recorded as revenue following delivery, installation and acceptance. Consulting revenue is recognized in the period in which the services are performed and in certain circumstances, based on the nature of the arrangement, are recognized on the percentage of completion method. Maintenance fees are collected in advance and recognized on a straight-line basis as revenue over the life of the maintenance contract.

        Certain internal software development costs incurred in the creation of computer software products are capitalized once technological feasibility has been established. Prior to the completion of a detailed program design, development costs are expensed and shown as general and administrative expenses on the statements of income. Capitalized costs are amortized based on the ratio of current revenue to current and estimated future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, not to exceed five years.

Results of Operations

Three-Month Period Ended March 31, 2002 compared to the Three-Month Period Ended March 31, 2001

        Operating revenues increased 26.1% or $1,862,000 to $8,996,000 in the three-month period ended March 31, 2002 compared to $7,134,000 in the three-month period ended March 31, 2001. The growth in operating revenues was attributable to revenues generated by bankruptcy and related services. The bankruptcy and related services revenue increased 27.9% or $1,857,000 to $8,509,000 in the three-month period ended March 31, 2002 compared to $6,652,000 in the three-month period ended March 31, 2001. The increase in bankruptcy and related services revenue was primarily a result of increases in recurring revenues from the Chapter 7 business plus an increase in Chapter 13 revenues. Contributing to the increase in recurring revenues were fees generated from trustees gained through the ROC acquisition. Revenues received from licensing, marketing and strategic consulting and technology services that we provided directly to Bank of America in support of our national marketing arrangement accounted for 0.5% of the bankruptcy and related services revenues for the three-month period ended March 31, 2002 compared to 16.2% of the bankruptcy and related services revenues for the three-month period ended March 31, 2001. Infrastructure software revenues increased $5,000 or 1.0% to $487,000 for the three month period ended March 31, 2002 compared to $482,000 for the three month period ended March 31, 2001.

        Total cost of sales increased 21.0% or $508,000 to $2,924,000 in the three-month period ended March 31, 2002 compared to $2,416, 000 in the three-month period ended March 31, 2001. Total cost of sales as a percentage of operating revenues decreased to 32.5% in the three-month period ended March 31, 2002 compared to 33.9% in the three-month period ended March 31, 2001. Cost of products and services for bankruptcy and related services increased 16.7% or $219,000 to $1,532,000 in the three-month period ended March 31, 2002 compared to $1,313,000 in the three-month period ended March 31, 2001. Bankruptcy and related services cost of products and services, as a percentage of bankruptcy and related services revenues, was 18.0% in the three-month period ended March 31, 2002 compared to 19.7% in the three-month period ended March 31, 2001. The decrease as a percentage of revenue was largely attributable to the increase in the number of trustees and deposits from which revenues are generated. These bankruptcy related fees provided increases in revenue without significant increases in the cost of products and services thus providing a positive impact on gross profit. Depreciation and amortization increased 36.5% or $302,000 to $1,130,000 in the three-month period ended March 31, 2002 compared to $828,000 in the three-month period ended March 31, 2001. This increase was primarily due to the purchase of computer equipment as new trustees were added for our bankruptcy products and an approximate $167,000 increase in software amortization from the infrastructure software segment. The software amortization incurred during the three-month period ended March 31, 2002 was due to the completion of the latest releases of the DataExpress products subsequent to the three-month period ended March 31, 2001.

        Operating expenses increased 3.1% or $97,000 to $3,201,000 for the three-month period ended March 31, 2002 compared to $3,104,000 for the three-month period ended March 31, 2001. Operating expenses, as a percentage of operating revenues, were 35.6% for the three-month period ended March 31, 2002 compared to 43.5% in the three-month period ended March 31, 2001. The increase in operating expenses was due to an increase of $291,000 or 10.9% in general and administrative expenses that were partially offset by the reduction of goodwill amortization of approximately $274,000 as compared to the three-month period ended March 31, 2001. Goodwill is no longer being amortized due to the adoption of SFAS No. 142 on January 1, 2002. The increase in general and administrative expenses was due to expansion associated with the ROC acquisition, increased liability insurance costs, and employee related expenses. The increased insurance costs were primarily due to the increase in protection limits and the addition of property and business equipment that we acquired during the period.

        We had net interest income of $113,000 for the three-month period ended March 31, 2002 compared to net interest income of $123,000 for the three-month period ended March 31, 2001. The decrease in interest income is a result of a reduction in interest rates on our investments.

        We had an effective tax rate of 37.9% for the three-month period ended March 31, 2002 compared to 40.4% for the three-month period ended March 31, 2001. The decrease in the effective tax rate was a result of the utilization of tax credits.

        Net income as a percentage of operating revenues increased to 20.6% in the three-month period ended March 31, 2002 from 14.5% in the three-month period ended March 31, 2001. The increase in net income as a percentage of operating revenues was largely due to the improved gross margins on increased revenues and the reduction of amortization expense for goodwill due to the adoption of SFAS No. 142.

Liquidity and Capital Resources

        Our cash and cash equivalents decreased to $24,686,000 as of March 31, 2002 compared to $25,306,000 as of December 31, 2001. The decrease in cash and cash equivalents was primarily attributable to purchases of property and equipment, capitalized software developments costs, an increase in accounts receivable and a decrease in accounts payable and accrued expenses that were offset by cash generated from net income and depreciation and amortization.

        We generated cash from operations of $1,308,000 for the three-month period ended March 31, 2002 and used cash in operations of $1,163,000 for the three-month period ended March 31, 2001. The cash flow generated in the three-month period ended March 31, 2002 consisted primarily of cash generated from net income plus depreciation and amortization. The cash generated was partially offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses. The cash flow used in operations in the three-month period ended March 31, 2001 included cash generated from net income plus depreciation and amortization which were more than offset by the increase in accounts receivable and the decrease in accounts payable and deferred revenue.

        Net cash used in investing activities for the three-month period ended March 31, 2002 and 2001 totaled approximately $1,976,000 and $15,000, respectively. Our use of cash included purchased property and equipment totaling $1,732,000 and $750,000 for the three-month period ended March 31, 2002 and 2001, respectively. Property and equipment purchased in the three-month period ended March 31, 2002 included approximately $1,017,000 related to the on-going $1,900,000 building expansion of our headquarters facility and the installation of computer equipment at trustee locations for our bankruptcy services products. We expect to incur slightly under $500,000 in additional costs to complete the building. We incurred capitalized software development costs of approximately $444,000. During the three-month period ended March 31, 2001, the purchases of property and equipment were primarily for the installation of computer equipment at trustee locations for our bankruptcy services products. We incurred software development costs totaling approximately $519,000, which were capitalized.

        Net cash generated from (used in) financing activities was approximately $48,000 and ($3,328,000) for the three-month period ended March 31, 2002 and 2001, respectively. Net cash generated from financing activities was due to proceeds from the exercise of stock options that was slightly offset by the principal payments on our capital lease obligations. Net cash used in financing activities during the three-month period ended March 31, 2001 was due to repayments on our outstanding working capital line of credit for approximately $3,575,000 that was offset by the cash generated from the proceeds from the issuance of stock options and warrants totaling approximately $280,000.

        We maintain a $5,000,000 working capital line of credit and a $2,500,000 line of credit to finance certain computer equipment purchases. No amounts were outstanding on either line of credit at March 31, 2002. Any outstanding principal on the working capital line is due upon demand, and if no demand is made, then upon expiration. Each borrowing on the equipment line of credit is due over a 36-month period from the date of the borrowing. Both lines of credit were renewed on June 20, 2001 to expire on June 20, 2002. We intend to seek renewals of both credit lines and anticipate no obstacles in negotiating similar terms.

        We believe that the cash generated from operations plus amounts available under our lines of credit will be sufficient to finance our currently anticipated working capital and property and equipment expenditures for the foreseeable future.

Forward-Looking Statements

        In this report, in other filings with the SEC and in press releases and other public statements by our officers throughout the year, we make or will make statements that plan for or anticipate the future. These forward-looking statements include statements about our future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on our current expectations.

        Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward-looking statements. Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include, but are not limited to, (1) any material changes in our total number of Chapter 7 trustees or Chapter 7 deposits, (2) any material changes in our total number of Chapter 13 trustees or material changes in the number of cases processed by these Chapter 13 trustees, (3) changes in the number of bankruptcy filings each year, (4) changes in bankruptcy legislation, (5) our reliance on our marketing arrangement with Bank of America for Chapter 7 revenue, (6) our ability to achieve or maintain technological advantages, (7) uncertainties related to the infrastructure software business and the future operations of that business, and (8) other risks detailed from time to time in our filings with the SEC, including the "Risk Factors" discussed in our Annual Report on Form 10-K for the year ended December 31, 2001. In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. We undertake no obligations to update any forward-looking statements contained herein to reflect future events or developments.

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
MARCH 31, 2002
FORM 10-Q

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)
Exhibits.

        There are no exhibits filed with this Form 10-Q.

(b)
Reports on Form 8-K.

        The registrant filed no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIQ Systems, Inc.
Date: May 7, 2002	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
Date: May 7, 2002	/s/ DENISE C. LYNCH Denise C. Lynch Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
Date: May 7, 2002	/s/ MICHAEL A. RIDER Michael A. Rider Controller (Principal Accounting Officer)

QuickLinks

CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
STATEMENTS OF INCOME
BALANCE SHEETS
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES