Form 10-Q
period 2002-06-30
EPIQ SYSTEMS INC
filed 2002-08-12
CIK 1027207

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

        The number of shares outstanding of registrant's common stock at June 30, 2002:

Class	Outstanding
Common Stock, $.01 par value	14,492,736

EPIQ SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

CONTENTS

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Statements of Income— Three months and six months ended June 30, 2002 and 2001 (Unaudited)	2
Condensed Balance Sheets— June 30, 2002 (Unaudited) and December 31, 2001	3
Condensed Statements of Cash Flows— Six months ended June 30, 2002 and 2001 (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	16
PART II—OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 6. Exhibits and Reports on Form 8-K	17
Signatures	18

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

EPIQ SYSTEMS, INC.
CONDENSED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
OPERATING REVENUES	$9,076	$7,065	$18,072	$14,198

COST OF SALES:
Cost of products and services	1,797	1,584	3,591	3,171
Depreciation and amortization	1,190	903	2,320	1,731

Total cost of sales	2,987	2,487	5,911	4,902

GROSS PROFIT	6,089	4,578	12,161	9,296

OPERATING EXPENSES:
General and administrative	2,917	2,465	5,880	5,139
Depreciation	136	96	257	187
Amortization-goodwill/intangibles	116	336	233	676

Total operating expenses	3,169	2,897	6,370	6,002

INCOME FROM OPERATIONS	2,920	1,681	5,791	3,294

INTEREST INCOME (EXPENSE):
Interest income	115	115	250	270
Interest expense	(18)	(26)	(40)	(58)

Net interest income (expense)	97	89	210	212

INCOME BEFORE INCOME TAXES	3,017	1,770	6,001	3,506
PROVISION FOR INCOME TAXES	1,141	715	2,272	1,416

NET INCOME	$1,876	$1,055	$3,729	$2,090

NET INCOME PER SHARE INFORMATION:
Basic	$0.13	$0.08	$0.26	$0.16

Diluted	$0.13	$0.08	$0.25	$0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,446	12,736	14,428	12,697
Diluted	14,951	13,394	14,974	13,315

See accompanying notes to financial statements.

EPIQ SYSTEMS, INC.
CONDENSED BALANCE SHEETS
(Dollars in Thousands, Except Share and Per Share Data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$25,176	$25,306
Accounts receivable, trade, less allowance for doubtful accounts of $31 and $31, respectively	7,610	4,498
Prepaid expenses and other	553	400
Deferred income taxes	216	194

Total Current Assets	33,555	30,398
PROPERTY AND EQUIPMENT:
Land	192	192
Building and improvements	5,527	3,419
Furniture and fixtures	1,030	1,001
Computer equipment	11,397	10,882
Office equipment	414	398
Transportation equipment	2,518	2,518

	21,078	18,410
Less accumulated depreciation and amortization	8,771	7,473

Total Property and Equipment, net	12,307	10,937
SOFTWARE DEVELOPMENT COSTS, net	4,278	4,126
OTHER ASSETS:
Goodwill	21,054	21,224
Other intangibles, net of accumulated amortization of $786 and $553, respectively	3,664	3,897
Other	61	66

Total Other Assets, net	24,779	25,187

	$74,919	$70,648

EPIQ SYSTEMS, INC.
CONDENSED BALANCE SHEETS
(Dollars in Thousands, Except Share and Per Share Data)

	June 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$1,010	$1,164
Accrued expenses	931	1,402
Income taxes payable	725	222
Deferred revenue	986	783
Current portion of deferred acquisition price	221	236
Current maturities of long-term obligations	98	103

Total Current Liabilities	3,971	3,910
DEFERRED REVENUE	88	100
LONG-TERM OBLIGATIONS (less current portion)	112	163
DEFERRED ACQUISITION PRICE (less current portion)	223	431
DEFERRED INCOME TAXES	1,312	900

Total Liabilities	5,706	5,504
STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; issued and outstanding—14,492,736 and 14,398,929 shares at June 30, 2002 and December 31, 2001, respectively	145	144
Additional paid-in capital	55,092	54,753
Retained earnings	13,976	10,247

Total Stockholders' Equity	69,213	65,144

	$74,919	$70,648

See accompanying notes to financial statements.

EPIQ SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,729	$2,090
Adjustments to reconcile net income to net cash from operating activities:
Provision for deferred income taxes	390	279
Depreciation and amortization	1,768	1,507
Amortization of software development costs	809	411
Amortization of goodwill and other intangible assets	233	676
Loss on disposal or sale of equipment	80	78
Accretion of discount on deferred acquisition price	27	33
Changes in operating assets and liabilities acquisition:
Accounts receivable	(3,112)	(2,034)
Prepaid expenses and other assets	(149)	1
Accounts payable and accrued expenses	(625)	(499)
Deferred revenue	191	(252)
Income taxes, including tax benefit from exercise of stock options	589	(272)

Net cash from operating activities	3,930	2,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,277)	(3,001)
Proceeds from sale of property and equipment	60	10
Software development costs	(961)	(999)
Net sales of short-term investments	170	1,250

Net cash from investing activities	(4,008)	(2,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of borrowings on line-of-credit	—	(3,575)
Principal payments under capital lease obligations	(55)	(67)
Payments on deferred acquisition price	(250)	(250)
Net proceeds from stock issuance	—	22,675
Proceeds from exercise of stock options and warrants	254	534

Net cash from financing activities	(51)	19,317

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(130)	18,595
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,306	15,128

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,176	$33,723

Supplemental disclosures of cash flow information:
Interest paid	$40	$58
Income taxes paid	$1,293	$1,278

See accompanying notes to financial statements.

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

Reclassification

        Certain reclassifications have been made to the prior periods' interim financial statements to conform with the current period's financial statement presentation.

NOTE 2: INTERIM FINANCIAL STATEMENTS

        The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q of the SEC and in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial statements, and do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes, which are included in its Form 10-K for the year ended December 31, 2001.

        In the opinion of management of the Company, the accompanying financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations and its cash flows for the three months and six months then ended.

        The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3: NET INCOME PER SHARE

        Basic net income per share is computed based on the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average common shares and all potentially dilutive common share equivalents outstanding during the period. The computation of earnings per share for the three and six-months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands, Except Per Share Data)
Net Income	$1,876	$1,055	$3,729	$2,090

Weighted average common shares outstanding	14,446	12,736	14,428	12,697
Weighted average common share equivalents (stock options and warrants)	505	658	546	618

Weighted average diluted common shares outstanding	14,951	13,394	14,974	13,315

Net Income per share:
Basic	$0.13	$0.08	$0.26	$0.16

Diluted	$0.13	$0.08	$0.25	$0.16

        Options to purchase 94,000, 87,000 and 2,000 shares of common stock for the three-month period ending June 30, 2002 and six-month periods ended June 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price. For the three months ended June 30, 2001, the Company had no options outstanding which were anti-dilutive.

NOTE 4: BUSINESS ACQUISITION

        On October 11, 2001, the Company acquired certain assets from ROC Technologies, Inc., the bankruptcy management software subsidiary of Imperial Bancorp. Imperial Bancorp is a subsidiary of Comerica, Inc. ("Comerica"). The acquisition followed Comerica's decision to exit the Chapter 7 trustee business. The purchase price totaled approximately $12,058,000, including acquisition costs of $188,000 and assumed liabilities of $40,000. The net purchase price of $12,017,000 was paid entirely in cash. The purchase price was allocated to property and equipment of $118,000, software of $270,000, trade name of $60,000 and customer contracts of $1,840,000. The software and trade name are being amortized on a straight-line basis over 3 years while the customer contracts are being amortized on a straight-line basis over 10 years. The remainder of the purchase price was allocated to goodwill and totaled $9,770,000. In accordance with SFAS No. 142, the goodwill is not being amortized. In accordance with the terms of the purchase agreement, Comerica paid $170,000 for assets that were originally listed as part of the assets acquired but were not located during the integration process. The amount represents the estimated fair value of the assets. The payment is treated as a reduction in the amount of goodwill originally allocated from the total purchase price.

        The acquisition was accounted for using the purchase method of accounting with the operating results included in the Company's statement of income since the date of acquisition.

        Unaudited pro forma operations assuming the purchase acquisition was made at the beginning of the year preceding the acquisition are shown below:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
	(In Thousands, Except Per Share Data)
Operating Revenues	$7,690	$15,250
Net Income	527	1,310
Net Income Per Share:
Basic	$0.04	$0.10
Diluted	$0.04	$0.10

        The pro forma information is not necessarily indicative of what would have occurred had the acquisition been completed on that date nor is it necessarily indicative of future operations.

        Pro forma data reflects the difference in amortization expense between the Company and the acquired company as well as a reduction in interest income based on the utilization of interest-bearing investments to purchase the business and interest expense related to borrowings to finance the acquisition.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142, which was adopted by the Company on January 1, 2002, requires, among other things, the discontinuance of amortization of goodwill and certain other intangible assets. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. As required by SFAS No. 142, the Company completed a transitional impairment test which resulted in no impairment of goodwill being required.

        Goodwill, net of amortization at December 31, 2001, was $17,398,000 for bankruptcy and related services and $3,826,000 for infrastructure software. At June 30, 2002, goodwill, net of amortization was $17,228,000 for bankruptcy and related services as a result of a return in purchase price of $170,000 during the first quarter of 2002. Goodwill for infrastructure software remained at $3,826,000.

        In accordance with SFAS No. 142, adopted January 1, 2002, the Company discontinued the amortization of goodwill. Net income and earnings per share for the three and six-months ended June 30, 2001 adjusted to exclude this amortization expense, net of tax, is as follows:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
	(In Thousands, Except Per Share Data)
Reported net income	$1,055	$2,090
Goodwill amortization, net of tax	159	322

Adjusted net income	$1,214	$2,412

Basic earnings per share	$0.08	$0.16
Goodwill amortization, net of tax	0.02	0.03

Adjusted basic earnings per share	$0.10	$0.19

Diluted earnings per share	$0.08	$0.16
Goodwill amortization, net of tax	0.01	0.02

Adjusted diluted earnings per share	$0.09	$0.18

        Intangible assets at June 30, 2002 and December 31, 2001 consisted of the following:

	June 30, 2002	December 31, 2001
	(In Thousands)
Customer contracts	$3,440	$3,440
Accumulated amortization	(464)	(305)

Customer contracts, net	2,976	3,135
Trade names	710	710
Accumulated amortization	(164)	(121)

Trade names, net	546	589
Non-compete agreement	300	300
Accumulated amortization	(158)	(127)

Non-compete agreement, net	142	173

Total intangible assets, net	$3,664	$3,897

        Amortization expense related to intangible assets other than goodwill was $116,000 and $65,000 in the three months and $233,000 and $131,000 in the six months ended June 30, 2002 and 2001, respectively.

NOTE 6: SEGMENT REPORTING

        The Company has three operating segments in which it allocates resources and assesses performance: Chapter 7 and related bankruptcy services, Chapter 13 services, and infrastructure software (formerly financial services). For Chapter 7 and related bankruptcy services, and Chapter 13 services, the Company serves a national client base of bankruptcy trustees and related entities by developing specialty software products and providing coordinated support (network integration, post-installation support and other value-added services), which facilitate the administrative aspects of bankruptcy management for court-appointed trustees. The individual bankruptcy segments have similar operating and economic characteristics and have been presented as one aggregated reportable segment. The Company also develops specialty infrastructure software products for the financial services and other markets and provides support for those software products, which has been reported as the second reportable segment.

        Information concerning operations in these reportable segments of business is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands)
Operating revenues:
Bankruptcy and related services	$8,621	$6,554	$17,130	$13,206
Infrastructure software	455	511	942	992

Total operating revenues	9,076	7,065	18,072	14,198

Cost of sales:
Cost of products and services:
Bankruptcy and related services	1,566	1,316	3,111	2,629
Infrastructure software	231	268	480	542
Depreciation and amortization:
Bankruptcy and related services	921	802	1,814	1,575
Infrastructure software	269	101	506	156

Total cost of sales	2,987	2,487	5,911	4,902

Gross profit:
Bankruptcy and related services	6,134	4,436	12,205	9,002
Infrastructure software	(45)	142	(44)	294

Total gross profit	$6,089	$4,578	$12,161	$9,296

        The Company has not disclosed assets or net income by segment, as the information is not reviewed by the chief operating decision maker, is not produced internally and its preparation is impracticable.

NOTE 7: LINES OF CREDIT

        On June 4, 2002, the Company replaced its lines of credit for equipment financing and working capital allowing for borrowings up to $2,500,000 and $5,000,000, respectively with a revolving line of credit for working capital allowing for borrowings up to $10,000,000. The line of credit accrues variable rate interest, revised daily, equal to the New York Prime Rate as published in the Wall Street Journal (4.75% at June 30, 2002). Borrowings are unsecured, however, the line contains certain financial covenants pertaining to the maintenance of net worth and net income to interest expense ratios. The revolving line of credit matures on June 4, 2003.

        As of December 31, 2001 all of the outstanding borrowings, plus accrued interest, under the equipment financing and working capital lines was repaid. There were no borrowings outstanding under the revolving line of credit at June 30, 2002. On July 15, 2002, $10,000,000 was borrowed against this line in anticipation of the acquisition of the assets of Trumbull Bankruptcy Services. See Note 8.

NOTE 8: SUBSEQUENT EVENT

        On July 10, 2002, the Company acquired the Chapter 7 trustee business of CPT Group, Inc. in Orange County, California. The purchase price totaled less than $1,000,000, was paid from the resources of the Company and was accounted for using the purchase method of accounting.

        On August 2, 2002, the Company announced that it had entered into an agreement to acquire the assets of Trumbull Bankruptcy Services, a unit of Trumbull Services L.L.C., for $31,000,000. Trumbull Services is a wholly owned subsidiary of The Hartford Financial Services Group, Inc. The purchase price will be paid from the Company's existing cash and investments and borrowings from its $10,000,000 line of credit. The transaction is expected to close in the next several weeks.

        Trumbull Bankruptcy Services provides technology-based case management and administrative services for large Chapter 11 bankruptcy filings. The company has developed an advanced, 100% web-based system for the claims administration and intensive document imaging activities associated with very large, complex Chapter 11 cases. Trumbull Bankruptcy Services also provides comprehensive support services for schedule preparation, docketing, inbound and outbound call center communications, and ballot processing and creditor distributions.

ITEM 2.    Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

        The Company develops, markets and licenses proprietary software solutions for workflow management and data communications infrastructure for the bankruptcy trustee market and the financial services market.

        The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustees from incurring direct administrative costs for computer systems expenses. As a result, all nationally marketed Chapter 7 systems are provided to trustees without direct costs to the trustee. The Company has a national marketing arrangement with Bank of America to provide its comprehensive, turnkey, back-office computer systems to Chapter 7 trustees without direct charges to the trustee. Under this arrangement:

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

        On October 11, 2001, the Company acquired certain assets of ROC Technologies, Inc. ("ROC'), the bankruptcy management software subsidiary of Imperial Bankcorp, a subsidiary of Comerica Inc. ROC provided bankruptcy trustee software to Chapter 7 bankruptcy trustees and was one of the Company's primary competitors in the Chapter 7 trustee software business. ROC had approximately 100 Chapter 7 trustee customers, with an aggregate deposit base of approximately $250 million. While the Chapter 7 trustee customers of ROC had their primary banking relationships with Imperial/Comerica, certain customers also maintained Chapter 7 trustee deposits with various other national and regional third-party banks. The acquisition was accounted for using the purchase method of accounting, and as such, the Company's results of operations for the year ended December 31, 2001 included the results of ROC acquisition subsequent to October 11, 2001.

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

        For its infrastructure software segment, the Company markets its DataExpress product line utilizing a traditional server-based license, maintenance and professional services pricing model. Various optional features are available for additional fees.

Critical Accounting Policies

        The Company considers its accounting policies related to revenue recognition and software capitalization to be critical policies due to the estimation process involved in each.

        The Company recognizes revenue from the two reportable segments of its business: bankruptcy and related services, and infrastructure software. Within the bankruptcy and related services segment, the Company's Chapter 7 bankruptcy software product generates monthly fees from Bank of America and other smaller regional financial institutions. Revenues are recognized after the product is installed and deposits are transferred based on the number of trustees and the level of trustees' deposits with the financial institution. Revenues for Chapter 13 processing and noticing are recorded monthly at the completion of the services based on the trustees' month-end caseloads. All other ancillary fees are recognized as the services are provided.

        The infrastructure software revenues and a portion of the bankruptcy and related services revenues are derived from software licensing, consulting services and maintenance fees. Licensing fees are recorded as revenue following delivery, installation and acceptance. Consulting revenue is recognized in the period in which the services are performed and in limited circumstances, based on the nature of the arrangement, are recognized on the percentage of completion method. Maintenance fees are collected in advance and recognized on a straight-line basis as revenue over the life of the maintenance contract.

        Certain internal software development costs incurred in the creation of computer software products are capitalized once technological feasibility has been established. Prior to the completion of detailed program design, development costs are expensed and shown as general and administrative expenses on the statements of income. Capitalized costs are amortized based on the ratio of current revenue to current and estimated future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. Management periodically reevaluates its previous estimated future revenue for each product and the remaining estimated economic life of the product.

Results of Operations

Three Months Ended June 30, 2002 Compared With Three Months Ended June 30, 2001

        Operating revenues increased 28.5% or $2,011,000 to $9,076,000 in the three-month period ended June 30, 2002 compared to $7,065,000 in the three-month period ended June 30, 2001. This growth is attributable to increased revenues generated by bankruptcy and related services, partially offset by a small decrease in revenues for infrastructure software. The bankruptcy and related services revenues increased 31.5%, or $2,067,000 to $8,621,000 in the three-month period ended June 30, 2002 compared to $6,554,000 in the three-month period ended June 30, 2001. The increase in bankruptcy and related services revenues was driven by increases in recurring revenues from the Chapter 7 business including fees generated from trustees gained through acquisition. Chapter 13 revenues were flat for the same period. Revenues received from licensing, marketing and strategic consulting and technology services that the Company provided directly to Bank of America in support of its national marketing arrangement accounted for 8.6% of the bankruptcy and related services revenues for the three-month period ended June 30, 2002 compared to 8.3% of the bankruptcy and related services revenues for the three-month period ended June 30, 2001. Infrastructure software revenues for the three-month period ended June 30, 2002, declined $56,000 compared to the three-month period ended June 30, 2001. This decrease in infrastructure software revenues was a result of lower licensing revenue.

        Total cost of sales increased 20.1% or $500,000 to $2,987,000 in the three-month period ended June 30, 2002 compared to $2,487,000 in the three-month period ended June 30, 2001. Total cost of sales as a percentage of operating revenues decreased to 32.9% in the three-month period ended June 30, 2002 compared to 35.2% in the three-month period ended June 30, 2001. Cost of products and services increased 13.5% or $213,000 to $1,797,000 in the three-month period ended June 30, 2002 compared to $1,584,000 in the three-month period ended June 30, 2001. Cost of products and services, as a percentage of revenues, was 19.8% in the three-month period ended June 30, 2002 compared to 22.4% in the three-month period ended June 30, 2001. The decrease as a percentage of revenue was largely attributable to the increase in the number of trustees and deposits from which revenues are generated. These bankruptcy-related fees provided increases in revenue without significant increases in the cost of products and services thus providing a positive impact on gross profit. Depreciation and amortization increased 31.7% or $287,000 to $1,190,000 in the three-month period ended June 30, 2002 compared to $903,000 in the three-month period ended June 30, 2001. This increase was due to the purchase of computer equipment as new trustees were added, an uptake in the recurring replacement of existing equipment and an increase in software amortization from the infrastructure software segment due to the completion of the latest releases of DataExpress products subsequent to the three-month period ended June 30, 2001.

        Operating expenses increased 9.4% or $272,000 to $3,169,000 for the three-month period ended June 30, 2002 compared to $2,897,000 for the three-month period ended June 30, 2001. Operating expenses, as a percentage of operating revenues were 34.9% for the three-month period ended June 30, 2002 compared to 41.0% in the three-month period ended June 30, 2001. The increase in operating expenses was due to an increase of $543,000 or 20.7% in general and administrative expenses that were partially offset by the reduction of goodwill amortization of approximately $271,000 as compared to the three-month period ended June 30, 2001. Goodwill is no longer being amortized due to the adoption of SFAS No. 142 on January 1, 2002. The increase in general and administrative expenses was due to expansion associated with the ROC acquisition, increased liability insurance costs, employee related expenses and an increase in depreciation expense. Insurance costs are higher due to a combination of increased protection limits, additional property and business equipment acquired during the period and increases in core rates.

        The Company had net interest income of $97,000 for the three-month period ended June 30, 2002 compared to $89,000 for the three-month period ended June 30, 2001. The increase in net interest income is due to decreased acquisition related debt.

        The Company had an effective tax rate of 37.8% for the three-month period ended June 30, 2002 compared to 40.4% for the three-month period ended June 30, 2001. The decrease in the effective tax rate was a result of the utilization of federal tax credits.

        Net income as a percentage of operating revenues increased to 20.7% in the three-month period ended June 30, 2002 from 14.9% in the three-month period ended June 30, 2001. The increase in net income as a percentage of operating revenues was largely due to the improved gross margins on increased revenues and the reduction of amortization expense for goodwill due to the adoption of SFAS No. 142.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

        Operating revenues increased 27.3% or $3,874,000 to $18,072,000 in the six-month period ended June 30, 2002 compared to $14,198,000 in the six-month period ended June 30, 2001. This growth is attributable to increased revenues generated by bankruptcy and related services, partially offset by a small decrease in revenues for infrastructure software. The bankruptcy and related services revenues increased 29.7%, or $3,924,000 to $17,130,000 in the six-month period ended June 30, 2002 compared to $13,206,000 in the six-month period ended June 30, 2001. The increase in bankruptcy and related services revenues was driven by increases in recurring revenues from the Chapter 7 business including fees generated from trustees gained through acquisition plus an increase in Chapter 13 revenues. Revenues received from licensing, marketing and strategic consulting and technology services that the Company provided directly to Bank of America in support of its national marketing arrangement accounted for 4.6% of the bankruptcy and related services revenues for the six-month period ended June 30, 2002 compared to 12.3% of the bankruptcy and related services revenues for the six-month period ended June 30, 2001. Infrastructure software revenues for the six-month period ended June 30, 2002, declined $50,000 compared to the six-month period ended June 30, 2001. This decrease in infrastructure software revenues was a result of lower licensing revenue.

        Total cost of sales increased 20.6% or $1,009,000 to $5,911,000 in the six-month period ended June 30, 2002 compared to $4,902,000 in the six-month period ended June 30, 2001. Total cost of sales as a percentage of operating revenues decreased to 32.7% in the six-month period ended June 30, 2002 compared to 34.5% in the six-month period ended June 30, 2001. Cost of products and services for bankruptcy and related services increased 18.3% or $482,000 to $3,111,000 in the six-month period ended June 30, 2002 compared to $2,629,000 in the six-month period ended June 30, 2001. Infrastructure software cost of products and services declined $62,000 for the six-month period ended June 30, 2001. Bankruptcy and related services cost of products and services, as a percentage of bankruptcy and related services revenues, was 18.2% in the six-month period ended June 30, 2002 compared to 19.9% in the six-month period ended June 30, 2001. The decrease as a percentage of revenue was due mainly to the increase in the number of trustees and deposits from which revenues are generated. These bankruptcy-related fees provided increases in revenue without significant increases in the cost of products and services resulting in a positive impact on gross profit. Depreciation and amortization increased 34.0% or $589,000 to $2,320,000 in the six-month period ended June 30, 2002, compared to $1,731,000 in the six-month period ended June 30, 2001, due to the purchase of computer equipment as new trustees were added, an uptake in the recurring replacement of existing equipment and an increase in software amortization from the infrastructure software segment due to the completion of the latest releases of DataExpress products.

        Operating expenses increased 6.1% or $368,000 to $6,370,000 in the six-month period ended June 30, 2002 compared to $6,002,000 in the six-month period ended June 30, 2001. Operating expenses, as a percentage of operating revenues were 35.2% in the six-month period ended June 30, 2002 compared to 42.3% in the six-month period ended June 30, 2001. The increase in general and administrative expenses was due to expansion associated with the ROC acquisition, increased liability insurance costs, employee related expenses and an increase in depreciation expense partially offset by a reduction in goodwill amortization. Goodwill is no longer being amortized due to the adoption of SFAS No. 142 on January 1, 2002.

        The Company had net interest income of $210,000 in the six-month period ended June 30, 2002 which is virtually flat compared to the same period in the prior year.

        The Company had an effective tax rate of 37.9% for the six-month period ended June 30, 2002 compared to 40.4% for the six-month period ended June 30, 2001. The decrease in the effective tax rate was a result of the utilization of federal tax credits.

        Net income as a percentage of operating revenues increased to 20.6% in the six-month period ended June 30, 2002 from 14.7% in the six-month period ended June 30, 2001. The increase in net income as a percentage of operating revenues was largely due to the improved gross margins on increased revenues and the reduction of amortization expense for goodwill due to the adoption of SFAS No. 142.

Liquidity and Capital Resources

        The Company's cash and cash equivalents and short-term investments are virtually unchanged at $25,176,000 as of June 30, 2002 compared to $25,306,000 at December 31, 2001. Cash generated from the net income, depreciation and amortization for the six-month period were offset by cash used in the purchase of property and equipment, software development costs, increased accounts receivable and decreased accounts payable and accrued expenses.

        The Company generated cash of $3,930,000 and $2,018,000 from operations for the six months ended June 30, 2002 and 2001, respectively. The cash flow generated from operations in the six months ended June 30, 2002, consisted primarily of cash generated from net income plus depreciation and amortization which were partially offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses. Accounts receivable increased from $4,498,000 at December 31, 2001, to $7,610,000 at June 30, 2002, primarily due to the timing of billings to Bank of America for services supporting the national marketing arrangement. The cash flow generated from operations in the six months ended June 30, 2001 primarily consisted of revenues generated from net income plus depreciation and amortization which were offset by the increase in accounts receivable and decreases in accounts payable and accrued expenses and deferred revenue and the change in income taxes payable/refundable.

        Net cash used in investing activities for the six-month period ended June 30, 2002 and 2001 totaled $4,008,000 and $2,740,000, respectively. Use of cash included purchased property and equipment totaling $3,277,000 and $3,001,000 for the six-month period ended June 30, 2002 and 2001, respectively. Property and equipment purchased in the six-month periods ended June 30, 2002 and 2001 included the building expansion of the Company's headquarters facility and the installation of computer equipment at trustee locations for the bankruptcy services products. The Company does not expect to incur additional costs to complete the building.

        The Company incurred software development costs totaling $961,000 and $999,000 for the six-months ended June 30, 2002 and June 30, 2001, respectively. Internal software costs incurred in the creation of computer software products are capitalized as soon as technological feasibility has been established. Prior to the completion of a detailed program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. The Company anticipates future investments in software development will be at or above levels in previous periods.

        Net cash generated from (used in) financing activities totaled ($51,000) and $19,317,000 for the six-month period ended June 30, 2002 and 2001, respectively. During the six month period ended June 30, 2002, proceeds from the exercise of stock options were offset by principal payments on capital lease obligations and debt resulting from previous acquisitions. Net cash from financing activities during the six-month period ended June 30, 2001 was due to the follow-on offering of common stock that generated net proceeds of $22,675,000 and the exercise of stock options and warrants totaling $534,000 that was partially offset by repayments on the line of credit for $3,575,000.

        The Company replaced its lines of credit for equipment financing and working capital allowing for borrowings up to $2,500,000 and $5,000,000, respectively with a $10,000,000 revolving line of credit for working capital. No amounts were outstanding at June 30, 2002. On July 15, 2002, $10,000,000 was borrowed against this line in anticipation of the acquisition of the assets of Trumbull Bankruptcy Services. Any outstanding principal on the working capital line is due upon demand, and if no demand is made, then upon expiration. On August 7, 2002, the Company reached an agreement to enter into an additional $5,000,000 line of credit for working capital purposes. Terms will mirror the $10,000,000 line of credit, except that it will mature on February 7, 2003. There are no amounts presently outstanding on this line.

        On July 10, 2002, the Company acquired the Chapter 7 trustee business of CPT Group, Inc. in Orange County, California. The purchase price totaled less than $1,000,000, was paid from the cash resources of the Company and was accounted for using the purchase method of accounting.

        On August 2, 2002, the Company announced that it had entered into an agreement to acquire the assets of Trumbull Bankruptcy Services, a unit of Trumbull Services L.L.C., for $31,000,000. Trumbull Services is a wholly owned subsidiary of The Hartford Financial Services Group, Inc. The purchase price will be paid from the Company's existing cash and investments and borrowings from its $10,000,000 line of credit. The transaction is expected to close in the next several weeks.

        Trumbull Bankruptcy Services provides technology-based case management and administrative services for large Chapter 11 bankruptcy filings. The company has developed an advanced, 100% web-based system for the claims administration and intensive document imaging activities associated with very large, complex Chapter 11 cases. Trumbull Bankruptcy Services also provides comprehensive support services for schedule preparation, docketing, inbound and outbound call center communications, and ballot processing and creditor distributions.

        The Company believes that the funds generated from operations will be sufficient to finance the Company's currently anticipated working capital and property and equipment expenditure for the foreseeable future.

Forward-Looking Statements

        In this report, the Company makes statements that plan for or anticipate the future. These forward-looking statements include statements about the Company's future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on the Company's current expectations.

        Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward-looking statements. Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include, but are not limited to, (1) any material changes in our total number of Chapter 7 trustees or Chapter 7 deposits, (2) any material changes in our total number of Chapter 13 trustees or material changes in the number of cases processed by these Chapter 13 trustees, (3) changes in the number of bankruptcy filings each year, (4) changes in bankruptcy legislation, (5) our reliance on our marketing arrangement with Bank of America for Chapter 7 revenue, (6) risks associated with the integration of acquisitions into our existing business operations, (7) our ability to achieve or maintain technological advantages, (8) uncertainties related to the infrastructure software business and the future operations of that business, and (9) other risks detailed from time to time in our filings with the SEC, including the "Risk Factors" discussed in our Annual Report on Form 10-K for the year ended December 31, 2001. In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. We undertake no obligations to update any forward-looking statements contained herein to reflect future events or developments.

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. The Company is currently exposed to credit risk on credit extended to customers and interest risk on capital lease obligations and the line of credit borrowings, the deferred acquisition price note and cash equivalents. The Company actively monitors these risks through a variety of controlled procedures involving senior management. The Company does not currently use any derivative financial instruments. Based on the controls in place, credit worthiness of the customer base and the relative size of these financial instruments, the Company believes the risk associated with these instruments will not have a material adverse affect on our business, financial position, results of operations and cash flows.

EPIQ SYSTEMS, INC.
JUNE 30, 2002 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 4:    Submission of Matters to a Vote of Security Holders

        The Annual Meeting of the Shareholders of the Company was held on June 5, 2002, at which the shareholders elected the directors named below and approved a proposal to amend the Company's 1995 Stock Option Plan to increase the number of shares of common stock available for issuance under the plan from 1,800,000 to 3,000,000. The results of the voting at the Annual Meeting were as follows:

Election of Directors	For	Withhold Authority
Tom W. Olofson	10,474,809	2,452,020
Christopher E. Olofson	10,479,184	2,447,645
W. Bryan Satterlee	12,563,830	362,999
Robert C. Levy	12,467,069	459,760
Edward M. Connolly, Jr.	12,563,580	363,249
	For	Against	Abstain	Broker Non-Vote
Amend the 1995 Stock Option Plan	8,616,602	2,219,262	13,442	2,077,523

        No other matters were submitted to a vote of the shareholders at the Annual Meeting.

ITEM 6.    Exhibits and Reports on Form 8-K.

(a)
Exhibits.

10.1
Commercial Loan Agreement dated June 4, 2002, between Gold Bank and the Company for $10,000,000 revolving loan.

10.2
Promissory Note dated June 4, 2002, from the Company to Gold Bank.

99.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)
Reports on Form 8-K.

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIQ Systems, Inc.
Date: August 12, 2002	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board Chief Executive Officer Director (Principal Executive Officer)
Date: August 12, 2002	/s/ ELIZABETH M. BRAHAM Elizabeth M. Braham Vice President, Chief Financial Officer (Principal Financial Officer)
Date: August 12, 2002	/s/ MICHAEL A. RIDER Michael A. Rider Controller (Principal Accounting Officer)

QuickLinks

CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements.
  ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.
  ITEM 3: Quantitative and Qualitative Disclosures About Market Risk.
PART II—OTHER INFORMATION
  ITEM 4: Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K.
SIGNATURES