Form 10-Q
period 2002-09-30
EPIQ SYSTEMS INC
filed 2002-10-25
CIK 1027207

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

        The number of shares outstanding of registrant's common stock at October 11, 2002:

Class	Outstanding
Common Stock, $.01 par value	14,517,535

EPIQ SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

CONTENTS

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Statements of Income— Three months and nine months ended September 30, 2002 and 2001 (Unaudited)	2
Condensed Balance Sheets— September 30, 2002 (Unaudited) and December 31, 2001	3
Condensed Statements of Cash Flows— Nine months ended September 30, 2002 and 2001 (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	16
Item 4. Controls and Procedures	16
PART II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	17
Signatures	18

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

EPIQ SYSTEMS, INC.
CONDENSED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
OPERATING REVENUES	$9,702	$7,691	$27,774	$21,890

COST OF SALES:
Cost of products and services	1,805	1,530	5,396	4,702
Depreciation and amortization	1,246	941	3,566	2,672

Total cost of sales	3,051	2,471	8,962	7,374

GROSS PROFIT	6,651	5,220	18,812	14,516

OPERATING EXPENSES:
General and administrative	2,753	2,719	8,633	7,857
Depreciation	181	114	438	301
Amortization-goodwill/intangibles	133	338	366	1,014
Acquisition related	570	—	570	—

Total operating expenses	3,637	3,171	10,007	9,172

INCOME FROM OPERATIONS	3,014	2,049	8,805	5,344

INTEREST INCOME (EXPENSE):
Interest income	146	322	396	592
Interest expense	(84)	(25)	(124)	(84)

Net interest income (expense)	62	297	272	508

INCOME BEFORE INCOME TAXES	3,076	2,346	9,077	5,852
PROVISION FOR INCOME TAXES	1,164	853	3,436	2,269

NET INCOME	$1,912	$1,493	$5,641	$3,583

NET INCOME PER SHARE INFORMATION:
Basic	$0.13	$0.11	$0.39	$0.27

Diluted	$0.13	$0.10	$0.38	$0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,500	14,265	14,452	13,226
Diluted	15,002	14,881	14,975	13,846

See accompanying notes to financial statements.

EPIQ SYSTEMS, INC.
CONDENSED BALANCE SHEETS
(Dollars in Thousands, Except Share and Per Share Data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$27,167	$25,306
Accounts receivable, trade, less allowance for doubtful accounts of $31 and $31, respectively	7,166	4,498
Prepaid expenses and other	913	400
Deferred income taxes	157	194

Total Current Assets	35,403	30,398
PROPERTY AND EQUIPMENT:
Land	192	192
Building and improvements	5,186	3,419
Furniture and fixtures	1,606	1,001
Computer equipment	11,697	10,882
Office equipment	412	398
Transportation equipment	2,518	2,518

	21,611	18,410
Less accumulated depreciation and amortization	9,323	7,473

Total Property and Equipment, net	12,288	10,937
SOFTWARE DEVELOPMENT COSTS, net	4,327	4,126
OTHER ASSETS:
Goodwill	21,275	21,224
Other intangibles, net of accumulated amortization of $918 and $553, respectively	4,152	3,897
Other	58	66

Total Other Assets, net	25,485	25,187

Total Assets	$77,503	$70,648

EPIQ SYSTEMS, INC.
CONDENSED BALANCE SHEETS
(Dollars in Thousands, Except Share and Per Share Data)

	September 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$1,489	$1,164
Accrued expenses	733	1,402
Income taxes payable	772	222
Deferred revenue	919	783
Current portion of deferred acquisition price	231	236
Current maturities of long-term obligations	98	103

Total Current Liabilities	4,242	3,910
DEFERRED REVENUE	69	100
LONG-TERM OBLIGATIONS (less current portion)	89	163
DEFERRED ACQUISITION PRICE (less current portion)	223	431
DEFERRED INCOME TAXES	1,558	900

Total Liabilities	6,181	5,504
STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; issued and outstanding—14,516,410 and 14,398,929 shares at September 30, 2002 and December 31, 2001, respectively	145	144
Additional paid-in capital	55,289	54,753
Retained earnings	15,888	10,247

Total Stockholders' Equity	71,322	65,144

Total Liabilities and Stockholders' Equity	$77,503	$70,648

See accompanying notes to financial statements.

EPIQ SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,641	$3,583
Adjustments to reconcile net income to net cash from operating activities:
Provision for deferred income taxes	695	352
Depreciation and amortization	2,742	2,315
Amortization of software development costs	1,262	658
Amortization of goodwill and other intangible assets	365	1,014
Loss on disposal or sale of equipment	115	137
Accretion of discount on deferred acquisition price	37	48
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	(2,668)	(1,870)
Prepaid expenses and other assets	(505)	(355)
Accounts payable and accrued expenses	(344)	(590)
Deferred revenue	105	(380)
Income taxes, including tax benefit from exercise of stock options	730	404

Net cash from operating activities	8,175	5,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,302)	(5,276)
Proceeds from sale of property and equipment	94	18
Software development costs	(1,452)	(1,498)
Settlement of contingencies from previous acquisition	170	—
Cash paid for acquisition of business, net of cash acquired	(852)	—
Net sales of short-term investments	—	1,250

Net cash from investing activities	(6,342)	(5,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of borrowings on line-of-credit	—	(3,575)
Principal payments under capital lease obligations	(79)	(141)
Payments on deferred acquisition price	(250)	(250)
Net proceeds from stock issuance	—	22,735
Proceeds from exercise of stock options and warrants	357	551

Net cash from financing activities	28	19,320

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,861	19,130
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,306	15,128

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,167	$34,258

Supplemental disclosures of cash flow information:
Interest paid	$124	$83
Income taxes paid	$2,011	$1,381

See accompanying notes to condensed financial statements.

EPIQ SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections principally to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective in fiscal years beginning after May 15, 2002.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This SFAS modifies the timing and measurement of the recognition of costs associated with an exit or disposal activity. The statement is effective for exit or disposal activities initiated after December 31, 2002.

        The Company is currently assessing the effects of these newest pronouncements on its financial position, results of operations and cash flows but does not anticipate a material impact.

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

        In the opinion of management of the Company, the accompanying financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations for the three and nine months then ended and its cash flows for the nine months then ended.

        The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3: NET INCOME PER SHARE

        Basic net income per share is computed based on the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average common shares and all potentially dilutive common share equivalents outstanding during the period. The computation of earnings per share for the three and nine-months ended September 30, 2002 and 2001 is as follows:

	(In Thousands, Except Per Share Data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net Income	$1,912	$1,493	$5,641	$3,583

Weighted average common shares outstanding	14,500	14,265	14,452	13,226
Weighted average common share equivalents (stock options and warrants)	502	616	523	620

Weighted average diluted common shares outstanding	15,002	14,881	14,975	13,846

Net Income per share:
Basic	$0.13	$0.10	$0.39	$0.27

Diluted	$0.13	$0.10	$0.38	$0.26

        Options to purchase 103,000, 4,000, 99,000 and 2,000 shares of common stock for the three and nine-month periods ended September 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 142, which was adopted by the Company on January 1, 2002, requires, among other things, the discontinuance of amortization of goodwill and certain other intangible assets. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. As required by SFAS No. 142, the Company completed its annual impairment test which resulted in no impairment of goodwill being required.

        Goodwill, net of amortization at December 31, 2001, was $17,398,000 for bankruptcy and related services and $3,826,000 for infrastructure software. At September 30, 2002, goodwill, net of amortization was $17,449,000 for bankruptcy and related services. During 2002, goodwill has been adjusted for a return in purchase price on the ROC transaction of $170,000, offset by the addition of $221,000 related to the acquisition of the CPT Group, Inc. Chapter 7 trustee business. Goodwill for infrastructure software remained at $3,826,000.

        In accordance with SFAS No. 142, adopted January 1, 2002, the Company discontinued the amortization of goodwill. Net income and earnings per share for the three and nine-months ended September 30, 2001 adjusted to exclude this amortization expense, net of tax, is as follows:

	(In Thousands, Except Per Share Data)
	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Reported net income	$1,493	$3,583
Goodwill amortization, net of tax	174	499

Adjusted net income	$1,667	$4,082

Basic earnings per share	$0.11	$0.27
Goodwill amortization, net of tax	0.01	0.04

Adjusted basic earnings per share	$0.12	$0.31

Diluted earnings per share	$0.10	$0.26
Goodwill amortization, net of tax	0.01	0.03

Adjusted diluted earnings per share	$0.11	$0.29

        Amortization expense related to intangible assets other than goodwill was $133,000 and $65,000 in the three months and $366,000 and $196,000 in the nine months ended September 30, 2002 and 2001, respectively.

NOTE 5: BUSINESS ACQUISITION

        On July 10, 2002, the Company acquired the Chapter 7 trustee business of CPT Group, Inc. in Orange County, California. The purchase price totaled approximately $850,000, including estimated acquisition costs of $50,000. The net purchase price of $800,000 was paid entirely in cash. The purchase price was allocated preliminarily to software of $11,000 and customer contracts of $620,000 subject to finalization of valuation procedures and analysis of costs. The software is being amortized on a straight-line basis over 12 months while the customer contracts are being amortized on a straight-line basis over 10 years. The remainder of the purchase price was allocated to goodwill and totaled $219,000. In accordance with SFAS No. 142, the goodwill is not being amortized.

        The acquisition was accounted for using the purchase method of accounting with the operating results included in the Company's statement of income since the date of acquisition.

        The operating revenues, expenses and net income associated with the Chapter 7 trustee business of CPT Group, Inc. prior to its acquisition were not significant.

        On October 11, 2001, the Company acquired certain assets from ROC Technologies, Inc., the bankruptcy management software subsidiary of Imperial Bancorp, a subsidiary of Comerica, Inc. ("Comerica"). The acquisition followed Comerica's decision to exit the Chapter 7 trustee business. The purchase price totaled approximately $12,058,000, including acquisition costs of $188,000 and assumed liabilities of $40,000. The net purchase price of $12,017,000 was paid entirely in cash. The purchase price was allocated to property and equipment of $118,000, software of $270,000, trade name of $60,000 and customer contracts of $1,840,000. The software and trade name are being amortized on a straight-line basis over 3 years while the customer contracts are being amortized on a straight-line basis over 10 years. The remainder of the purchase price was allocated to goodwill and totaled $9,770,000. In accordance with SFAS No. 142, the goodwill is not being amortized. In accordance with the terms of the purchase agreement, Comerica repaid to the Company $170,000 for assets that were originally listed as part of the assets acquired but were not located during the integration process. The amount represents the estimated fair value of the assets. The payment is treated as a reduction in the amount of goodwill originally allocated from the total purchase price.

        The acquisition was accounted for using the purchase method of accounting with the operating results included in the Company's statement of income since the date of acquisition.

        Unaudited pro forma operations assuming the purchase acquisition was made at the beginning of the year preceding the acquisition are shown below:

	(In Thousands, Except Per Share Data)
	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Operating Revenues	$8,302	$23,552
Net Income	$945	$2,255
Net Income Per Share:
Basic	$0.07	$0.17
Diluted	$0.06	$0.16

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

        Information concerning operations in these reportable segments of business is as follows:

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating revenues:
Bankruptcy and related services	$9,202	$7,269	$26,332	$20,475
Infrastructure software	500	422	1,442	1,415

Total operating revenues	9,702	7,691	27,774	21,890

Cost of sales:
Cost of products and services:
Bankruptcy and related services	1,604	1,351	4,715	3,980
Infrastructure software	201	179	681	722
Depreciation and amortization:
Bankruptcy and related services	951	819	2,765	2,394
Infrastructure software	295	122	801	278

Total cost of sales	3,051	2,471	8,962	7,374

Gross profit:
Bankruptcy and related services	6,647	5,099	18,852	14,101
Infrastructure software	4	121	(40)	415

Total gross profit	$6,651	$5,220	$18,812	$14,516

        The Company has not disclosed assets or net income by segment, as the information is not reviewed by the chief operating decision maker, is not produced internally and its preparation is impracticable.

NOTE 7: LINES OF CREDIT

        On June 4, 2002, the Company replaced its lines of credit for equipment financing and working capital allowing for borrowings up to $2,500,000 and $5,000,000, respectively with a revolving line of credit for working capital allowing for borrowings up to $10,000,000. The line of credit accrues variable rate interest, revised daily, equal to the New York Prime Rate as published in the Wall Street Journal (4.75% at September 30, 2002). Borrowings are unsecured, however, the line contains certain financial covenants pertaining to the maintenance of net worth and net income to interest expense ratios. The revolving line of credit matures on June 4, 2003. On August 7, 2002, the Company entered into an additional $5,000,000 line of credit for working capital purposes. Terms mirror the $10,000,000 line of credit, except that it will mature on February 7, 2003.

        As of December 31, 2001 all of the outstanding borrowings, plus accrued interest, under the equipment financing and working capital lines was repaid. On July 15, 2002, $10,000,000 was borrowed against the lines in anticipation of an asset acquisition. On September 5, 2002, the Company repaid the line of credit in full upon termination of the acquisition agreement. As of September 30, 2002, there were no amounts outstanding under either line of credit.

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

Results of Operations

Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001

        Operating revenues of $9,702,000 increased 26.1% or $2,011,000 in the three-month period ended September 30, 2002 compared to $7,691,000 from the same period in the prior year. Bankruptcy and related services revenues, at $9,202,000 in the quarter ended September 30, 2002, increased 26.5%, or $1,933,000 compared to $7,269,000 in the quarter ended September 30, 2001. The increase in bankruptcy and related services revenues was driven primarily by increases in recurring revenues from the Chapter 7 business, including fees generated from trustees gained through acquisition. Revenues received from licensing, marketing and strategic consulting and technology services that the Company provided directly to Bank of America in support of its national marketing arrangement accounted for 24.4% of the bankruptcy and related services revenues for the quarter ended September 30, 2002 compared to 24.7% for the same period in 2001. Infrastructure software revenues for the three-month period ended September 30, 2002 increased $78,000 from the corresponding quarter in 2001 as a result of higher licensing and maintenance revenue.

        Total cost of sales increased 23.4% or $580,000 to $3,051,000 for the quarter ended September 30, 2002 compared to $2,471,000 for the quarter ended September 30, 2001. Total cost of sales as a percentage of operating revenues decreased to 31.4% in the third quarter 2002 compared to 32.1% in the third quarter 2001. Cost of products and services increased 17.9% or $275,000 to $1,805,000 in the quarter ended September 30, 2002 compared to $1,530,000 for the corresponding period in 2001. Cost of products and services, as a percentage of revenues, was 18.6% in the third quarter of 2002 compared to 19.8% in the third quarter of 2001. The decrease in the cost of products and services as a percentage of revenue was largely attributable to the increase in the number of trustees and deposits from which revenues are generated. These bankruptcy-related fees provided increases in revenue without significant increases in the cost of products and services, thus providing a positive impact on gross profit. In the quarter ended September 30, 2002, depreciation and amortization increased 32.4%

or $305,000 to $1,246,000 compared to $941,000 for the same period in the prior year. This increase was due to the purchase of computer equipment as new trustees were added, an increase in the recurring replacement of existing equipment and an increase in software amortization from the infrastructure software segment due to the completion of the latest releases of DataExpress products after the quarter ended September 30, 2001.

        Operating expenses increased 14.6% or $466,000 to $3,637,000 for the quarter ended September 30, 2002 compared to $3,171,000 for the same period in the prior year. Operating expenses, as a percentage of operating revenues were 37.4% and 41.2% for the quarter ended September 30, 2002 and 2001, respectively. The increase in operating expenses was the result of higher depreciation of $67,000 due to the expansion of the Company's headquarters facility, and $570,000 related to the investigation of potential and completed acquisitions, partially offset by the reduction of goodwill amortization of approximately $272,000 as compared to the three-month period ended September 30, 2001. Goodwill is no longer being amortized due to the adoption of SFAS No. 142 on January 1, 2002. General and administrative expenses for the third quarter were up slightly year over year primarily due to the expansion associated with the ROC acquisition and increased liability insurance costs.

        The Company had net interest income of $62,000 and $297,000 for the three-month period ended September 30, 2002 and 2001, respectively. The prior year included investment income on the net proceeds received from a follow-on offering of 1,025,000 shares of common stock on June 29, 2001. The current year includes higher interest expense as the result of the Company drawing $10,000,000 on its line of credit during the third quarter in anticipation of completing the acquisition of Trumbull Bankruptcy Services. The amount was repaid in full on September 5, 2002 after the Company announced it had terminated the agreement.

        The Company had an effective tax rate of 37.8% for the quarter ended September 30, 2002 compared to 36.3% for the third quarter 2001. The prior year included a year-to-date adjustment for tax credits available to the Company.

        Third quarter net income as a percentage of operating revenues is at 19.7% in 2002 compared to 19.4% in 2001. The reduction of amortization expense for goodwill due to the adoption of SFAS No. 142 was offset by a decrease in net interest income for the three-month period ended September 30, 2002.

Nine Months Ended September 30, 2002 Compared With Nine Months Ended September 30, 2001

        Operating revenues increased 26.8% or $5,884,000 to $27,774,000 in the nine-month period ended September 30, 2002 compared to $21,890,000 for the same period in the prior year. This growth is attributable to increased revenues primarily generated by bankruptcy and related services as well as a small increase in revenues for infrastructure software. The bankruptcy and related services revenue, at $26,332,000 for nine-months ended September 30, 2002, increased 28.6%, or $5,857,000 compared to $20,475,000 in 2001. The increase in bankruptcy and related services revenues was driven primarily by increases in recurring revenues from the Chapter 7 business including fees generated from trustees gained through acquisition plus an increase in Chapter 13 revenues. Year to date, revenues received from licensing, marketing and strategic consulting and technology services that the Company provided directly to Bank of America in support of its national marketing arrangement accounted for 10.2% of the bankruptcy and related services revenues in 2002 compared to 16.7% in 2001. Infrastructure software revenues for the nine-month period ended September 30, 2002 increased $27,000 from the corresponding period in 2001 due to higher licensing and maintenance revenue.

        Total cost of sales increased 21.5% or $1,588,000 to $8,962,000 in the nine-month period ended September 30, 2002 compared to $7,374,000 in the prior year. Total cost of sales, as a percentage of operating revenues, were 32.2% and 33.6% for the nine months ended September 30, 2002 and 2001, respectively. Year to date cost of products and services for bankruptcy and related services increased

18.4% or $735,000 to $4,715,000 in 2002 compared to $3,980,000 in 2001. Infrastructure software cost of products and services declined $41,000 year over year. For the nine months ended September 30, bankruptcy and related services cost of products and services, as a percentage of bankruptcy and related services revenues, was 17.9% in 2002 compared to 19.4% in 2001. The decrease as a percentage of revenue was due mainly to the increase in the number of trustees and deposits from which revenues are generated. These bankruptcy-related fees provided increases in revenue without significant increases in the cost of products and services resulting in a positive impact on gross profit. Depreciation and amortization increased 33.4% or $894,000 to $3,566,000 in the nine-month period ended September 30, 2002, compared to $2,672,000 in the same period of 2001 due to the purchase of computer equipment as new trustees were added, an increase in the recurring replacement of existing equipment and an increase in software amortization from the infrastructure software segment due to the completion of the latest releases of DataExpress products.

        Operating expenses increased 9.1% or $835,000 to $10,007,000 in the nine-month period ended September 30, 2002 compared to $9,172,000 in the corresponding period in 2001. Operating expenses, as a percentage of operating revenues, were 36.0% year to date 2002 compared to 41.9% year to date 2001. The increase in operating expenses was the result of an increase of $776,000 in general and administrative expenses, higher depreciation of $137,000 due to the expansion of the Company's headquarters facility, and $570,000 related to the investigation of potential and completed acquisitions, partially offset by the reduction of goodwill amortization of approximately $817,000 as compared to the nine-month period ended September 30, 2001. Goodwill is no longer being amortized due to the adoption of SFAS No. 142 on January 1, 2002. General and administrative expenses have increased 9.8% over the prior year primarily due to the expansion associated with the ROC acquisition, increased liability insurance costs and employee related costs.

        The Company had net interest income of $272,000 and $508,000 in the nine-month periods ended September 30, 2002 and 2001, respectively. The prior year included investment income on the net proceeds received from a follow-on offering of 1,025,000 shares of common stock on June 29, 2001. The current year includes higher interest expense as the result of the Company drawing $10,000,000 on its line of credit during the third quarter in anticipation of completing the acquisition of Trumbull Bankruptcy Services. The amount was repaid in full on September 5, 2002 after the Company announced it had terminated that agreement.

        The Company's effective tax rate, year to date 2002, is 37.8%, down from 38.7% in the prior year due to the utilization of federal tax credits.

        Year to date net income as a percentage of operating revenues is 20.3% in 2002 compared to 16.4% in 2001. The increase in net income as a percentage of operating revenues was largely due to the reduction of amortization expense for goodwill due to the adoption of SFAS No. 142, partially offset by a decrease in net interest income for the nine-month period ended September 30, 2002.

Liquidity and Capital Resources

        The Company's cash and cash equivalents and short-term investments increased to $27,167,000 as of September 30, 2002 compared to $25,306,000 at December 31, 2001. Cash generated from the net income, depreciation and amortization and reduced taxes was partially offset by cash used to purchase property and equipment, capitalized software development costs, the acquisition of assets from CPT Group, Inc. and increased accounts receivable.

        The Company generated cash of $8,175,000 and $5,316,000 from operations for the nine months ended September 30, 2002 and 2001, respectively. The cash flow generated from operations in the nine months ended September 30, 2002, consisted primarily of cash generated from net income, depreciation and amortization and reduced taxes, which were partially offset by an increase in accounts receivable and prepaid expenses and decreases in accounts payable and accrued expenses. Accounts receivable increased from $4,498,000 at December 31, 2001, to $7,166,000 at September 30, 2002, primarily due to the timing of billings to Bank of America for services supporting the national marketing arrangement. The cash flow generated from operations in the nine months ended September 30, 2001 primarily consisted of revenues generated from net income, depreciation and amortization and reduced taxes, which were offset by an increase in accounts receivable and prepaid expenses and decreases in accounts payable and accrued expenses and deferred revenue and the change in income taxes payable/refundable.

        Net cash used in investing activities for the nine-month period ended September 30, 2002 and 2001 totaled $6,342,000 and $5,506,000, respectively. Use of cash included purchased property and equipment totaling $4,302,000 and $5,276,000 for the nine-month period ended September 30, 2002 and 2001, respectively. Property and equipment purchased in the nine-month periods ended September 30, 2002 and 2001 included the expansion of the Company's headquarters facility completed in the third quarter and the installation of computer equipment at trustee locations for the bankruptcy services products. Net cash used in the acquisition of CPT Group, Inc. totaled $852,000 in 2002.

        The Company incurred software development costs totaling $1,452,000 and $1,498,000 for the nine-months ended September 30, 2002 and September 30, 2001, respectively. Internal software costs incurred in the creation of computer software products are capitalized as soon as technological feasibility has been established. Prior to the completion of a detailed program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. The Company anticipates future investments in software development will be at or above levels in previous periods.

        Net cash generated from financing activities totaled $28,000 and $19,320,000 for the nine-month period ended September 30, 2002 and 2001, respectively. During the nine month period ended September 30, 2002, proceeds from the exercise of stock options were offset by principal payments on capital lease obligations and debt resulting from previous acquisitions. Net cash from financing activities during the nine-month period ended September 30, 2001 was due to the follow-on offering of common stock that generated net proceeds of $22,735,000 and the exercise of stock options and warrants totaling $551,000 that was partially offset by repayments on the line of credit for $3,575,000 and principal payments on capital lease obligations and debt resulting from previous acquisitions.

        The Company replaced its lines of credit for equipment financing and working capital allowing for borrowings up to $2,500,000 and $5,000,000, respectively with a $10,000,000 revolving line of credit for working capital. During the third quarter 2002 the Company entered into an additional $5,000,000 line of credit for working capital purposes. On July 15, 2002, $10,000,000 was borrowed in anticipation of the acquisition of the assets of Trumbull Bankruptcy Services. On September 5, 2002, the Company repaid that line of credit in full upon termination of the acquisition agreement. No amounts were outstanding under either line of credit at September 30, 2002.

        The Company believes that the funds generated from operations plus amounts available under its lines of credit will be sufficient to finance the Company's currently anticipated working capital and property and equipment expenditures for the foreseeable future.

Forward-Looking Statements

        In this report, the Company makes statements that plan for or anticipate the future. These forward-looking statements include statements about the Company's future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on the Company's current expectations.

        Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward-looking statements. Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These factors include, but are not limited to, (1) any material changes in the Company's total number of Chapter 7 trustees or Chapter 7 deposits, (2) any material changes in the Company's total number of Chapter 13 trustees or material changes in the number of cases processed by these Chapter 13 trustees, (3) changes in the number of bankruptcy filings each year, (4) changes in bankruptcy legislation, (5) the Company's reliance on its national marketing arrangement with Bank of America for Chapter 7 revenue, (6) risks associated with the integration of acquisitions into the Company's existing business operations, (7) the Company's ability to achieve or maintain technological advantages, (8) uncertainties related to the infrastructure software business and the future operations of that business, and (9) other risks detailed from time to time in the Company's filings with the SEC, including the "Risk Factors" discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In addition, there may be other factors not included in the Company's SEC filings that may cause actual results to differ materially from any forward-looking statements. The Company undertakes no obligations to update any forward-looking statements contained herein to reflect future events or developments.

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. The Company is currently exposed to credit risk on credit extended to customers and interest risk on capital lease obligations and the line of credit borrowings, the deferred acquisition price note and cash equivalents. The Company actively monitors these risks through a variety of controlled procedures involving senior management. The Company does not currently use any derivative financial instruments. Based on the controls in place, credit worthiness of the customer base and the relative size of these financial instruments, the Company believes the risk associated with these instruments will not have a material adverse affect on its business, financial position, results of operations and cash flows.

ITEM 4.    Controls and Procedures.

        The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a—14(c)), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a—14(c) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

EPIQ SYSTEMS, INC.
SEPTEMBER 30, 2002 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K.

(a)
Exhibits.

10.1	Commercial Loan Agreement dated August 7, 2002, between Gold Bank and the Company for $5,000,000 revolving loan.
10.2	Promissory Note dated August 7, 2002, from the Company to Gold Bank.
99.1	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
(b)
Reports on Form 8-K.

        A report on Form 8-K was filed on September 6, 2002 reporting the terminated asset acquisition agreement between the Company and Trumbull Services L.L.C.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIQ Systems, Inc.
Date: October 25, 2002	/s/ Tom W. Olofson Tom W. Olofson Chairman of the Board Chief Executive Officer Director (Principal Executive Officer)
Date: October 25, 2002	/s/ Elizabeth M. Braham Elizabeth M. Braham Vice President, Chief Financial Officer (Principal Financial Officer)
Date: October 25, 2002	/s/ Michael A. Rider Michael A. Rider Controller, Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATIONS

        I, Tom W. Olofson, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of EPIQ Systems, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002
/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board Chief Executive Officer

CERTIFICATIONS

        I, Elizabeth M. Braham, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of EPIQ Systems, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002
/s/ ELIZABETH M. BRAHAM Elizabeth M. Braham Vice President, Chief Financial Officer

QuickLinks

CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements.
  ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.
  ITEM 3: Quantitative and Qualitative Disclosures About Market Risk.
  ITEM 4. Controls and Procedures.
EPIQ SYSTEMS, INC. SEPTEMBER 30, 2002 FORM 10-Q
PART II—OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K.
SIGNATURES