Form 10-K
period 2002-12-31
EPIQ SYSTEMS INC
filed 2003-03-20
CIK 1027207

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 0-22081

EPIQ SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Missouri	48-1056429
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

501 Kansas Avenue, Kansas City, Kansas 66105-1300
(Address of Principal Executive Office)

913-621-9500
(Registrant's Telephone Number)

(Former name or former address, if changed since last report.)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:
 None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
 Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last reported sale price on the Nasdaq National Market) on March 7, 2003, was approximately $265,000,000.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last reported sale price on the Nasdaq National Market) on the last business day of the registrant's most recently completed second fiscal quarter was approximately $200,000,000.

Documents incorporated by reference: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2003 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

There were 17,609,655 shares of common stock of the registrant outstanding as of March 7, 2003.

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

        Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed herein are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include the "Risk Factors" section of this report. We undertake no obligation to update any forward-looking statements contained herein or in future communications to reflect future events or developments.

PART I

ITEM 1. BUSINESS

General

        EPIQ Systems, Inc. is a national provider of technology-based products and services to law firms and attorneys who work in the federal bankruptcy system and to companies that have filed for bankruptcy reorganization. Customers implement our solutions to administer bankruptcy cases of all sizes and configurations. Our products automate various administrative tasks pertaining to bankruptcy claims, assets, financial records and other data associated with liquidations and reorganizations. Our services assist customers to organize and manage their databases of case information, to prepare notices and mailings, and to fulfill their additional responsibilities. By implementing an EPIQ Systems bankruptcy management solution, our customers have a single environment in which to administer their cases. In addition to our bankruptcy management business, our infrastructure software division develops file transfer software used by companies in various industries.

        Our bankruptcy solutions include offerings for each of Chapters 7, 11 and 13. Chapter 7 is a liquidation model of bankruptcy that accounted for approximately 70% of all filings, as measured by the number of new cases filed in 2002. Chapter 11 is a corporate reorganization that accounted for approximately 1% of all filings in 2002. Chapter 13 is a personal reorganization that accounted for approximately 29% of all filings in 2002.

        Our primary offering for Chapter 7 is TCMS, a package of computer hardware, support services and a proprietary software product designed to manage asset liquidations, creditor distributions, and government reporting. The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we provide our products and services to trustee customers at no direct charge. We have a national marketing arrangement with Bank of America, in which trustee customers agree to deposit the cash proceeds from liquidations of debtors' assets with Bank of America. Under this arrangement:

  •
  we license our proprietary software to the trustee and furnish hardware, customization of reports, software training, and customer support, all at no cost to the trustee;

  •
  we collect from Bank of America monthly revenues based, in part, upon a percentage of the total liquidated assets on deposit and on the number of trustees.

We also derive monthly revenue based on the number of customers using our products as well as non-recurring revenue from database conversions, software upgrades, technology management services and strategic consulting services.

        Our primary offering for Chapter 11 is a packaged solution of professional services and our proprietary technology platform which is used by companies in Chapter 11 and their counsel. Our services include claims reconciliation, noticing, balloting, and technology consulting. Our Chapter 11 technology platform provides web-enabled access to case information and manages the database from which services are provided. In Chapter 11, we collect a monthly recurring fee from our customers based on the number of claims in each case, and we bill for our professional services on a time and materials basis or a fixed-fee basis.

        Our primary offering for Chapter 13 is CasePower, a proprietary software package designed to manage debtor payments, creditor distributions and government reporting. We also provide certain services in Chapter 13 trustees to support case administration, such as noticing, document input, and bank account reconciliation. We collect monthly recurring revenue from Chapter 13 customers based on the size of their caseloads and the volume of notices generated.

        Our primary offering for the infrastructure software market is DataExpress, a software product line that automates the exchange of data files between our customers and their business partners. DataExpress serves customers in a variety of industries, including financial services, insurance and retail. We license this product on a named-server basis, and we charge additional fees for annual software maintenance and for professional services provided on a time and materials basis.

        We were incorporated in the State of Missouri on July 15, 1988, when we acquired all of the assets of an unrelated predecessor corporation, including the name, Electronic Processing, Inc. Our shareholders approved an amendment to our Articles of Incorporation on June 7, 2000, changing our name from Electronic Processing, Inc. to EPIQ Systems, Inc.

        Our principal executive office is located at 501 Kansas Avenue, Kansas City, Kansas 66105. The telephone number at that address is (913) 621-9500, and our website address is www.epiqsystems.com.

        TCMS™ and CasePower™ are our registered trademarks. We have filed a trademark application for DataExpress, which is pending with the U.S. Patent and Trademark Office.

Recent Developments

        CPT Acquisition.    On July 10, 2002, we acquired the Chapter 7 business of CPT Group, Inc. for $852,000. CPT Group was located in the Central District of California, an area characterized by some of the nation's largest Chapter 7 bankruptcy caseloads.

        Private Placement.    On November 7, 2002, we completed a private placement of 2,000,000 newly issued shares of our common stock, raising approximately $28,140,000 in net proceeds. The shares are registered for resale, from time to time, by the holders pursuant to a registration statement declared effective on February 5, 2003.

        BSI Acquisition.    On January 31, 2003, we acquired 100% of the membership interests in Bankruptcy Services LLC ("BSI"), through a new wholly owned subsidiary, EPIQ Systems Acquisition, Inc., for an aggregate purchase price (prior to direct acquisition costs) of $66,000,000, consisting of $49,500,000 in cash and 1,054,230 shares of restricted common stock. BSI provides technology-based case management, consulting and administration services for Chapter 11 cases.

Industries

Bankruptcy Industry

        Bankruptcy is an ever present, integral part of the U.S. economy, and bankruptcy filings in the United States have remained near record levels for the past several years. For the 2002 government fiscal year (ended September 30, 2002), the Administrative Office of the U.S. Courts reported approximately 1.55 million new bankruptcy filings, an all-time high.

        There are five chapters of the U.S. Bankruptcy Code that serve different purposes and require various types of services and information:

  •
  Chapter 7 is a liquidation bankruptcy for individuals or businesses that accounted for approximately 70% of all filings, as measured by the number of new cases filed in 2002. In a Chapter 7 case, the debtor's assets are liquidated, and the resulting cash proceeds are used to pay creditors in a process that can take several years.

  •
  Chapter 11 is a reorganization model of bankruptcy for corporations that accounted for approximately 1% of all filings, as measured by the number of new cases filed in 2002. Chapter 11 generally allows a company to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 cases may last several years.

  •
  Chapter 13 is reorganization model of bankruptcy for individuals that accounted for approximately 29% of all filings, as measured by the number of new cases filed in 2002. In Chapter 13, debtors make periodic cash payments into a reorganization plans that typically lasts between three and five years. The cash payments are used for monthly distributions to creditors.

  •
  Chapter 12 (farm reorganization) and Chapter 9 (municipal reorganization) together accounted for less than 1% of all cases filed in 2002.

        The participants in a bankruptcy proceeding include the debtor, the creditors, and the bankruptcy judge. In Chapter 7 and Chapter 13, each case will also have a professional bankruptcy trustee. The trustee acts as an intermediary between the debtor and creditors and is responsible for administering the bankruptcy case. The end-user customers of our Chapter 7 and 13 bankruptcy products and services are trustees, not individual debtors or creditors. For Chapter 11 bankruptcy products and services, the Company's customers are the debtor companies that file a plan of reorganization.

        Bankruptcy trustees in Chapters 7 and 13 are appointed by the Executive Office for United States Trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The trustee's primary responsibilities include liquidating the debtor's assets (Chapter 7) or collecting funds from the debtor (Chapter 13), distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and the bankruptcy court. Trustees typically are attorneys or certified public accountants who manage an entire caseload of bankruptcy cases simultaneously. A trustee will usually specialize in either Chapter 7 or Chapter 13.

Infrastructure Software Industry

        Companies with complex technology and business requirements often must share data files among their internal divisions, customers and outside business partners. A category of infrastructure software has emerged in the information technology industry to fulfill this business requirement. Companies implement this type of software to integrate legacy and web systems, to manage payment files, and to exchange other types of business data.

Products and Services

        Chapter 7 Product and Services.    Our primary offering for Chapter 7 is TCMS, a package of computer hardware, support services and a proprietary software product designed to manage asset liquidations, creditor distributions, and government reporting. In the first quarter of 2003, we released TCMS version 8.0, the eighth major annual upgrade to this product.

        TCMS is provided to an end-user trustee customer without direct charge and includes the following products and services:

  •
  A license to use our proprietary Windows®-based TCMS software, which includes modules for case management, asset liquidation, calendaring and docketing, claims administration, document management, government reporting, financial recordkeeping and electronic banking;

  •
  PC equipment necessary to operate the system;

  •
  Configuration and installation of hardware by our staff;

  •
  Database conversion from previous computer systems;

  •
  On-site software training;

  •
  Customization of reports conforming to local bankruptcy court regulations;

  •
  Toll-free customer service; and

  •
  Remote diagnostics.

        We have a recurring revenue model in Chapter 7 that is derived through a national marketing program with Bank of America. We provide TCMS to end-user bankruptcy trustee customers at no charge. Our customers agree to deposit the cash proceeds from liquidations of debtors' assets with Bank of America, and we collect from Bank of America monthly revenues that include a percentage of the total funds on deposit. We also derive monthly revenue based on the number of customers using our products as well as non-recurring revenue from database conversions, software upgrades, technology management services and strategic consulting services. To support our marketing arrangement, we also provide periodic technology services directly to Bank of America.

        In addition to TCMS, we continue to support certain Chapter 7 products which we gained from prior strategic acquisitions, including DCI Ch/7, Eagle Trust and CPT. These products fulfill business requirements similar to those performed by TCMS.

        In addition to our marketing arrangement with Bank of America, we support certain other banking arrangements gained in acquisitions, but we focus on developing new business through the Bank of America relationship.

        Chapter 11 Products and Services.    Our primary offering for Chapter 11 is a packaged solution of professional services and our proprietary technology platform, which is used by companies in Chapter 11 and their counsel. Our services include claims reconciliation, noticing, balloting and technology consulting.

        Our Chapter 11 technology platform provides web-enabled access to case information and manages the database from which services are provided. This platform is installed and hosted at an EPIQ Systems facility, and customers may access various features of the system over the internet.

        In Chapter 11, we collect a monthly recurring fee from our customers based on the number of claims in each case, and we bill for our professional services on a time and materials basis or a fixed-fee basis.

        Chapter 13 Products and Services.    Our primary offering for Chapter 13 is CasePower, a proprietary software package designed to manage debtor payments, creditor distributions and government reporting. In the first quarter of 2003, we released version 5.0 of CasePower.

        CasePower operates in the Windows® operating system and is supported by an Oracle® database. CasePower is installed in a trustee customer's office and is provided as a package of products and services that include a combination of the following options:

  •
  A license to use our proprietary CasePower software, which includes modules for case management, debtor payments collection, calendaring and docketing, claims administration, government reporting, and financial recordkeeping;

  •
  Computer hardware and network integration;

  •
  Technical support;

  •
  Database conversion from prior systems;

  •
  On-site training;

  •
  Printing, noticing and mailing services;

  •
  Bank reconciliation services; and

  •
  Document input services;

        We collect monthly recurring revenue from Chapter 13 customers based on the size of their caseloads and the volume of notices generated.

        In addition to CasePower, we also support one other Chapter 13 product gained from a prior strategic acquisition, Trust Service & Information System. This product fulfills business requirements similar to those provided by CasePower.

        Infrastructure Products and Services.    Our primary offering for the infrastructure software market is DataExpress, a software product line that automates the exchange of data files between our customers and their business partners. DataExpress serves customers in a variety of industries, including financial services, insurance and retail.

        DataExpress is available for the Windows,® Unix® and Compaq Non-Stop® operating systems. For Windows® and Unix,® options are available to support Oracle® and Microsoft SQL Server® databases. Customers license the core functionality of DataExpress and may choose from a variety of optional modules that extend the system's capabilities.

        The core functionality of DataExpress includes system security, task scheduling, system monitoring and data warehousing. Optional modules allow the system to support various communications protocols. A communications protocol allows computers to exchange information in a prescribed fashion. The names of certain communications protocols which we support include: FTP, Async (x-modem, y-modem, z-modem and KERMIT®), and Bisync®.

        Our services for this product include technical support, systems management, installation and training, and customer-specific enhancements.

        We license our DataExpress product on a named-server basis, with additional fees for annual software maintenance and for professional services, which are provided on a time and materials basis.

Customers

Bankruptcy Industry

        Our customers are legal professionals who serve the federal bankruptcy system and companies that file for bankruptcy reorganization.

        Chapter 7 and 13 Customers.    The end-user customers of our Chapter 7 and 13 bankruptcy products and services are trustees, not individual debtors or creditors. Bankruptcy trustees in Chapters 7 and 13 are appointed by the Executive Office for United States Trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The trustee's primary responsibilities include liquidating the debtor's assets (Chapter 7) or collecting funds from the debtor (Chapter 13), distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court. Trustees typically are attorneys or certified public accountants who manage an entire caseload of bankruptcy cases simultaneously. A trustee will usually specialize in either Chapter 7 or Chapter 13.

        To support our Chapter 7 marketing arrangement with Bank of America, we periodically provide various technology services directly to Bank of America.

        Chapter 11 Customers.    For Chapter 11 bankruptcy products and services, the Company's customers are the debtors filing a plan of reorganization. While these companies are the end-customer, law firms representing these companies are the conduit through which we and our competitors gain access to the debtor companies prior to their filing for bankruptcy. The debtors' counsel frequently use our services and products directly on their clients' behalf, and we have developed relationships with the bankruptcy departments at various law firms throughout the United States.

Infrastructure Software Industry

        Our infrastructure software customers are business that must frequently exchange data files with their business partners or customers. While our DataExpress product is designed to support customers in a variety of industries, most of our customers today are in the financial services, insurance, and retail industries. Representative customers include Automatic Data Processing, Global Payments, Payless ShoeSource, Inc. and Visa USA.

Sales and Marketing

Bankruptcy Industry

        We market our bankruptcy products and services directly to bankruptcy trustees, Chapter 11 debtors and law firms through on-site sales calls by our internal sales department and, in the case of Chapter 7, by supporting representatives of Bank of America. Our end user customers (Chapter 7 trustees, Chapter 11 debtors, and Chapter 13 trustees) make independent decisions regarding the technology provider they select. We focus on attracting and retaining customers based on the quality of our service execution and the features and benefits of our technology products.

        The sales cycle for Chapter 7 customers can vary widely but is typically several months. Chapter 11 debtors typically select a technology provider shortly prior to filing for bankruptcy. The sales cycle in Chapter 13 can exceed one year.

        The Executive Office for United States Trustees in Washington, D.C. periodically publishes a directory of all current bankruptcy trustees that we use as our prospect list for Chapters 7 and 13. Our sales representatives attend various bankruptcy trade shows annually. We conduct direct mail campaigns and advertise in trade journals.

        Chapter 7 Marketing Arrangement.    Since 1993 we have had a national marketing arrangement with Bank of America for Chapter 7 trustees using our TCMS product, under which we jointly promote products and services to trustees. We are responsible for developing all facets of the TCMS system and for driving the national sales and marketing effort. Bank of America personnel provide additional assistance in our marketing efforts and are responsible for administering the banking services provided to trustee customers. The structure of the marketing arrangement assists Bank of America to build its deposit base in this market.

        As a result of the banking relationships associated with the prior strategic acquisitions, we continue to support a number of trustee relationships through other banks.

Infrastructure Software Industry

        We target infrastructure software customers through a dedicated direct sales force and participation in key industry trade shows. We also develop alliances with computer systems providers to complement our direct sales efforts.

Competition

Bankruptcy Industry

        There are approximately 1,700 Chapter 7 trustees, of whom approximately 1,200 actively accept new cases. There are approximately 180 Chapter 13 trustees. There are several competitors all competing for sales from this finite group of customers including J.P. Morgan Chase Bank and other regional competitors.

        In the Chapter 11 market, there are a variety of companies competing for the finite number of corporate reorganizations filed each year. Our competitors include Donlin Recano & Co., BMC Corp.,

Poorman-Douglas, and Trumbull Bankruptcy Services and others. Additionally, certain law firms, accounting firms, management consultancies, turnaround specialists and crisis management firms offer certain products and services that compete with our own.

Infrastructure Software Industry

        There are many technology companies in the infrastructure software industry, many of whom have product lines with a file transfer functionality. Direct competitors who specialize in file transfer include: Sterling Commerce, Momentum Systems, Valicert and BCE Emergis.

Government Regulation

        Our products and services are not directly regulated by the government. Our bankruptcy trustee customers and Chapter 11 debtors are, however, subject to significant regulation. Bankruptcy trustees and Chapter 11 debtors are subject to the United States Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and local rules and procedures established by bankruptcy courts. The Executive Office for United States Trustees, a division of the United States Department of Justice, oversees the bankruptcy industry and establishes administrative rules governing our clients' activities. The success of our bankruptcy and related services segment has been, and will continue to be, dependent in part on our ability to develop and maintain products and provide services that allow trustees to perform their duties within applicable regulatory and judicial rules and procedures.

Employees

        As of the date of this report, we employ approximately 170 full-time employees and believe the relationship with our employees is good.

Risk Factors

        This report, other reports to be filed by us with the SEC, press releases made by us and other public statements by our officers, oral and written, contain or will contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including those relating to the possible or assumed future results of operations and financial condition. Because those statements are subject to a number of uncertainties and risks, actual results may differ materially from those expressed or implied by the forward-looking statements. Listed below are the risks associated with an investment in our common stock that could cause actual results to differ from those expressed or implied.

A significant reduction in the amount of Chapter 7 liquidated asset proceeds on deposit by our Chapter 7 bankruptcy trustee customers or in the number of pending bankruptcy cases would cause our revenues and profits to drop significantly.

        Our bankruptcy and related services segment is highly dependent on the amount of liquidated asset proceeds deposited by bankruptcy trustees and the number of bankruptcy filings in the United States. Economic fluctuations in the United States affect the number of bankruptcy filings and the dollar volume flowing through the federal bankruptcy system. A significant reduction in Chapter 7 liquidated asset proceeds on deposit by our bankruptcy trustee customers or the number of pending bankruptcy cases could cause our bankruptcy and related services segment revenues and our profits to drop significantly.

We have historically lacked product and business diversification. If we are unable to expand our primary business, our future revenues and earnings may not grow and could decline.

        We have historically lacked product and business diversification. Prior to 1992, our sole line of business activity was the provision of automation services to Chapter 13 trustees. In 1992 we introduced a Chapter 7 product for DOS, and in 1996 we introduced our Chapter 7 product line for Windows. The provision of those bankruptcy services constituted our sole business endeavor until March 2000, when we entered the infrastructure software market through the purchase of PHiTECH, Inc. The bankruptcy and related services segment of our business represented 95% of our operating revenues in 2002. In 2003, we entered the Chapter 11 industry with our acquisition of Bankruptcy Services, LLC. If we are unable to maintain and grow the operating revenues from the bankruptcy and related services segment of our business, our future revenues and earnings may not grow and could decline. Our lack of product and business diversification could inhibit the opportunities for growth of our business, revenues and profits.

Bankruptcy reform legislation could decrease the amount of Chapter 7 liquidated asset proceeds on deposit by our Chapter 7 trustee customers or the number of bankruptcy filings, which could cause a reduction in our revenues and profits.

        Bankruptcy reform legislation has been introduced in Congress in each of the last few years, but has not been passed. We believe proposed legislation will be reintroduced annually and will eventually pass and be signed by the President. The recently proposed bankruptcy legislation could tighten the rules for debtors filing for certain types of bankruptcy and could make the bankruptcy process more cumbersome for debtors. For example, new legislation could force certain debtors to file bankruptcy under Chapter 13 instead of Chapter 7, thereby causing the debtor to file a plan of reorganization to repay creditors over time, rather than liquidating the debtor's assets. While this legislation, if passed, could affect the number of bankruptcy filings, we do not think the recent proposals would materially affect the aggregate Chapter 7 deposits held by our trustee customers in the foreseeable future. Even if there is a resultant drop in the amount of Chapter 7 deposits held by our trustee customers, there may be a corresponding increase in the number of Chapter 13 cases managed by our trustee customers.

Substantially all of our Chapter 7 revenues are collected through our relationship with Bank of America, and if our national marketing arrangement with Bank of America for our Chapter 7 business were terminated or materially changed, our revenues and earnings could suffer.

        The application of Chapter 7 bankruptcy regulations discourages Chapter 7 trustees from incurring direct administrative costs for computer system expenses. As a result, we provide our products and services to Chapter 7 trustee customers at no direct charge. We have a national marketing arrangement with Bank of America, in which most of our Chapter 7 trustee customers agree to deposit the cash proceeds from liquidations of debtors' assets with Bank of America. Under this arrangement:

  •
  we license our proprietary software to the trustee and furnish hardware, conversion services, training and customer support, all at no cost to the trustee; and

  •
  we collect from Bank of America monthly revenues based, in part, upon a percentage of the total liquidated assets on deposit and on the number of trustees.

        We promote our Chapter 7 product exclusively through our national marketing arrangement with Bank of America, which has been in place since November 1993. Substantially all of our Chapter 7 revenues are collected through our relationship with Bank of America. Our agreement with Bank of America has no fixed expiration date, and both Bank of America and we may terminate the agreement at any time upon six months notice to the other. Termination of or a material change to our agreement with Bank of America could cause our revenues and earnings to suffer, until and unless we could establish a replacement marketing arrangement or arrangements with another bank or banks and could transfer the Chapter 7 liquidated asset proceeds on deposit with Bank of America to the new bank or banks. We have other Chapter 7 banking relationships that either predate our relationship with Bank of America or were acquired as part of our acquisition of competing businesses in November 1999 and October 2001. We may not be able to establish another marketing arrangement or arrangements with terms comparable to those we have with Bank of America or at all.

If our national marketing arrangement with Bank of America were terminated, we probably would not provide special products and services to Bank of America and would lose a significant percentage of our revenues and profits.

        To support our national marketing arrangement for Chapter 7 trustees, we provide customized software solutions, related integration services and marketing and strategic consulting services to Bank of America. The revenues from these products and projects were 14.6% and 18.5% of our total bankruptcy and related services segment revenues in 2002 and 2001, respectively. We expect to continue to provide these types of products and services to Bank of America in the future so long as our national marketing arrangement with Bank of America is in place. It is not likely, however, that we would continue to provide these types of products and services to Bank of America if our Chapter 7 national marketing arrangement were terminated by Bank of America or us.

The bankruptcy trustee market consists of a finite group of Chapter 7 and Chapter 13 trustees, and the loss of even a limited number of our trustee customers could result in a loss of revenues and profits.

        There are approximately 1,700 Chapter 7 trustees, of whom approximately 1,200 actively accept new cases. There are approximately 180 Chapter 13 trustees. Because the number of bankruptcy trustees does not typically increase significantly, we can only increase our Chapter 7 and Chapter 13 trustee business through:

  •
  taking trustee business from our competitors;

  •
  increases in the amount of deposits of liquidated asset proceeds administered by our existing Chapter 7 trustee customers;

  •
  growth in the number of Chapter 13 cases managed by our existing Chapter 13 trustee customers; or

  •
  acquisition of the business or assets of one of our bankruptcy trustee competitors.

        Accordingly, a single trustee customer with a large Chapter 7 deposit base or a large Chapter 13 caseload can comprise an important portion of our operating revenues, although sales to no single bankruptcy trustee customer exceeded 5% of our revenues in 2002 or 2001. Our future financial performance will depend on our ability to maintain existing trustee customer accounts and to attract business from trustees that are currently using a competitor's software product. The loss of even a limited number of trustee customers could result in a loss of revenue and profits.

Our quarterly results may fluctuate in the future. If they do, our operating results may not meet the expectations of securities analysts or investors. This could cause a material drop in the market price of our common stock.

        Our quarterly results in the future may fluctuate more than they have in the past. If they do, our quarterly revenues and operating results may be increasingly difficult to forecast. It is possible that our future quarterly results of operations from time to time will not meet the expectations of securities analysts or investors. This could cause a material drop in the market price of our common stock. Our quarterly results may fluctuate for a number of reasons.

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

        Second, within our bankruptcy and related services segment, we have in the last five years provided customized software solutions, related integration services and strategic marketing and consulting services to Bank of America. The revenues from these products and projects are of a less recurring nature than our more traditional Chapter 7 and Chapter 13 revenues, and our receipt and recognition of these revenues tend to fluctuate on a quarterly basis. There can be no assurance that we will continue to provide these types of products and services to Bank of America or other financial institutions in the future or that these types of revenues will not fluctuate significantly from quarter to quarter. Additionally, the recognition of revenue from these types of contracts, like our infrastructure software segment discussed below, is complex, and the timing of the recognition of revenue from these customized products and services can be unpredictable.

        Third, our new BSI subsidiary that we acquired in January 2003, is expected to have substantially more volatility in revenues and earnings than our traditional bankruptcy products and services. The initiation or termination of a major new Chapter 11 engagement can directly affect revenues and earnings of BSI for a particular quarter, and the levels of services required for an ongoing Chapter 11 engagement can fluctuate quarter to quarter during the one or more years that the debtor is in Chapter 11 reorganization.

        Fourth, our infrastructure software segment has greater quarterly fluctuations in revenues and earnings than our bankruptcy and related services segment. The quarterly results for our infrastructure software segment are affected by one or more of the following additional factors:

  •
  The extent and timing of revenues recognized. DataExpress products and services are presently offered in a traditional software license pricing model, with a relatively significant up-front licensing fee and then more modest support fees over time. In the future we may develop new revenue models for our DataExpress products and services, which we hope will optimize our long-term results, even if there are some short-term consequences. The recognition of revenue from contracts in software businesses like our infrastructure software segment is complex.

  •
  Customer budget priorities and purchasing cycles will more directly affect sales of DataExpress and future products in our infrastructure software segment than purchases by our trustee customers in the bankruptcy and related services segment.

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

  •
  the perception that the economy is improving and the corresponding assumption that our bankruptcy business will decline when the economy improves.

        In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of stocks of technology companies and that have often been unrelated to the operating performance of particular companies. The market price of our common stock has been volatile and is likely to continue to be volatile.

If Chapter 11 cases on which we are retained convert to Chapter 7, we may not be paid for the products and services we have provided.

        In Chapter 11, we provide services directly to the debtor, and we are paid directly by the debtor. If a debtor's Chapter 11 case converts to a Chapter 7 liquidation for any reason, we might not be paid for products and services previously provided, and we would most likely lose all future revenue from the case. The conversion of even one major Chapter 11 case to Chapter 7 could have a material adverse effect on our results of operations.

If the bankruptcy court reduces or eliminates our fees in major Chapter 11 cases, our results of operations could be impaired.

        In Chapter 11, the bankruptcy court may reduce or eliminate fees paid for administrative services, such as those we provide. If the court reduced or eliminated fees due to us in a major Chapter 11 case, our results of operations could be materially affected.

Because our primary competitor in the Chapter 7 and 13 bankruptcy trustee markets is JPMorgan Chase Bank, we may lack the financial and marketing resources needed to capture increased market share.

        There are several companies in the bankruptcy trustee market competing to sell to a finite group of trustee customers. Our primary competitor in both Chapter 7 and Chapter 13, and our only Chapter 7 and 13 competitor larger than us, is JPMorgan Chase Bank, which has substantially greater financial and marketing resources than do we. As a substantially larger competitor, JPMorgan Chase Bank could choose to commit substantially greater resources to sales, marketing and promotional efforts in order to take trustee customers away from us. Moreover, other firms with resources significantly greater than ours may choose to enter this market. Our future financial performance will depend on our ability to maintain existing trustee customer accounts and to attract business from trustees who are currently using a competitor's software product.

The infrastructure software market we serve is highly competitive, and we may lack the financial and marketing resources needed to effectively compete against larger entities like Sterling Commerce.

        Direct competition in the infrastructure software market includes file transfer solutions developed by in-house information technology departments and commercial file transfer products offered by Sterling Commerce and others. It will be difficult for us to make sales to potential customers that choose to develop internally their own file transfer solutions rather than use a commercial product. Moreover, a number of our competitors, have substantially greater financial and marketing resources than do we.

If we are unable to develop new technologies and respond to market changes, we could lose existing customers and fail to attract new business.

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

  •
  maintain our technology skills; and

  •
  respond to technological advances and emerging industry standards on a timely and cost-effective basis.

        We may not be able to incorporate future technological advances into our business, and future advances in technology may not be beneficial to, or compatible with our business. In addition, keeping abreast of technological advances in our business may require substantial expenditures and lead-time. We may not be successful in using new technologies, adapting our solutions to emerging industry standards or developing, introducing and marketing software products or enhancements, and we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these products. If we incur increased costs or are unable, for technical or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing market conditions or customer requirements, we could lose existing customers and fail to attract new business.

Our new releases and products may have undetected errors, which could cause litigation claims against us or damage to our reputation.

        We intend to continue to issue new releases of our software products periodically. Complex software products, such as those we offer, frequently contain undetected errors or "bugs" when first introduced or as new versions are released that, despite our prior testing, are discovered only after a product has been installed and used by our customers. The introduction of new products and releases in the future may have a greater risk of undetected errors or "bugs" than our historic software product upgrades. Likewise, the software products we acquire in business acquisitions, including our recent BSI acquisition, have a greater risk of undetected errors or "bugs".

        We have not experienced any material errors or "bugs" in the various upgrades of our TCMS, CasePower and DataExpress software products that we have released in recent years. Errors may be found in our software products in the future. Those "bugs" or errors, or difficulties in installing and maintaining our new software and releases or difficulties training customers and their staffs on the utilization of new products and releases, may result in a delay or loss of revenue, diversion of development resources, damage to our reputation, increased service costs, increased expense for litigation and impaired market acceptance of our products.

Security problems with or product liability claims arising from our software products could cause increased expense for litigation, increased service costs and damage to our reputation.

        We have included security features in our products that are intended to protect the privacy and integrity of data. Security for our products is a particularly critical aspect of those products given their use for Internet, private networks and other electronic transfers of highly confidential financial data. Our software products or the data communications they manage may not be impervious to break-ins or disruptive problems caused by Internet or other users. Break-ins or problems could result in a diversion of development resources, damage to our reputation, increased service costs or impaired market acceptance of our products, impairing the continued success of our business. Additionally, we could be exposed to potential liability for break-ins, product defects or other reasons. Defending these liability claims could result in increased expenses for litigation and a significant diversion of our management's attention.

Our intellectual property is not protected through patents or formal copyright registration. We thus do not have the full benefit of patent or copyright laws to prevent others from replicating our software.

        Historically, we have not protected our intellectual property rights through patents or formal copyright registration. We may not be able to protect our trade secrets or prevent others from independently developing substantially equivalent proprietary information and techniques or from otherwise gaining access to our trade secrets. In addition, foreign intellectual property laws may not protect our intellectual property rights. Moreover, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringements. Litigation of this nature could result in substantial expense for us and diversion of management and other resources, which could result in a loss of revenue and profits.

Our failure to develop and maintain products and services that assist our customers in complying with significant government regulation could result in decreased demand for our products and services.

        Our products and services are not directly regulated by the government. Our bankruptcy trustee customers are, however, subject to significant regulation. Bankruptcy trustees are subject to the United States Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and local rules and procedures established by bankruptcy courts. The Executive Office for United States Trustees, a division of the United States Department of Justice, oversees bankruptcy trustees and establishes administrative rules governing trustees' activities. The success of our bankruptcy and related services segment has been, and will continue to be, dependent in part on our ability to develop and maintain products and provide services that allow trustees to perform their duties within applicable regulatory and judicial rules and procedures. Future regulation may limit or eliminate the ability of trustees to utilize the types of products and services that we currently provide. Our failure to adapt our Chapter 7 and Chapter 13 products and services to changes in the Bankruptcy Code and applicable rules and procedures could cause us to lose existing customers and fail to attract new customers.

The integration of acquired businesses is time consuming for us, may distract our management from our core business and can be expensive, all of which could reduce or eliminate our expected profits.

        On January 31, 2003, we completed the acquisition of BSI for $66,000,000 in cash and stock. In the last four years, we acquired four other businesses at a combined cost in excess of $30,000,000. We intend to continue to consider additional opportunities to acquire other companies, assets or product lines that complement or expand our business. If we are unsuccessful in integrating these companies or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions to the operations and the expected revenues or profits of the acquired business. In addition, the integration of acquired businesses is time consuming, may distract our management from our core business and can be expensive, all of which could reduce or eliminate the expected profits of the acquired business and the expected profits of our existing business.

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

        Our recently completed BSI acquisition will involve a number of risks included in the list above, including particularly the challenges of managing a business that is not located in the Kansas City area, managing the challenges of the Chapter 11 business, which differ significantly from our traditional Chapter 7 and 13 products and services, and conforming BSI's standards, processes and procedures to our practices.

        The BSI acquisition will significantly increase the amount of intangible assets on our books, and the amortization of certain BSI intangibles will directly and materially affect our financial position and results of operations, beginning with the quarter ending March 31, 2003. Any amortization of intangible assets associated with future acquisitions or impairment of goodwill or intangible assets associated with past or future acquisitions could likewise materially affect our financial position and results of operations.

The use of our common stock to fund acquisitions could dilute existing shares.

        We intend to consider further opportunities to acquire companies, assets or product lines that complement or expand our business. We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and shares. If the consideration for an acquisition is paid in common stock, existing shareholders' investments could be diluted. On January 31, 2003, we issued 1,054,230 shares of common stock in partial consideration of our acquisition of BSI.

We may not be able to continue to manage our rapid growth effectively. If we fail to do so, we could increase revenues without a corresponding increase in earnings.

        We have experienced significant growth in revenues since we first publicly offered our common stock in February 1997. A continuing period of significant future growth could place a significant strain on our management, operations and other resources. Our ability to manage our anticipated future growth, including growth through our recent acquisition of BSI, will require us to continue to invest in our operational, financial and information systems, and to attract, retain, motivate and manage our employees effectively. We may not be able to manage any future growth effectively.

We depend upon our key personnel, and we may not be able to retain them or to attract, assimilate and retain new, highly qualified employees in the future.

        Our future success will depend in significant part upon the continued service of our senior management and certain of our key technical personnel and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. While we have non-disclosure agreements and non-compete agreements with substantially all of our employees, we do not have employment agreements with any of our executive officers or other employees, other than employment agreements with two key BSI executives. We maintain key-man life insurance policies on our Chairman and Chief Executive Officer and our President and Chief Operating Officer. The loss of the services of either of these persons or other key personnel or the inability to hire or retain qualified personnel in the future could substantially impair the continuing success of our business.

We do not pay cash dividends on our common stock, and our common stock may not appreciate in value or even maintain the price at which you purchased your shares.

        We presently do not intend to pay any cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, financial condition and other factors that the board of directors may deem relevant. We currently intend to retain all earnings, if any, to invest in our operations. As a result, the success of your investment in our common stock will depend entirely upon its future appreciation. Our common stock may not appreciate in value or even maintain the price at which you purchased your shares.

Our articles of incorporation contain a provision that could be used by us, without shareholder approval, to discourage or prevent a takeover of our company.

        Our articles of incorporation authorize our board of directors to issue preferred stock in one or more series, without shareholder approval, and to fix the designation, rights and preferences of each series of preferred stock. Our board of directors could issue a series of preferred stock in a manner designed to prevent or discourage a takeover of our company.

ITEM 2.    PROPERTIES

        Our corporate offices are located in a 49,000-square-foot Company-owned facility in Kansas City, Kansas. In support of our Chapter 7 business, the Company leases approximately 1,200 square feet of office space in Los Angeles, California, expiring on December 31, 2003. The Company also leases approximately 5,000 square feet of office space in San Francisco, California through November 30, 2007 in support of our infrastructure software business. The Company leases approximately 16,000 square feet of office space in New York, New York, expiring August 31, 2013 in support of our recent Chapter 11 business acquisition.

ITEM 3.    LEGAL PROCEEDINGS

        We occasionally become involved in litigation arising in the normal course of business. There is no currently pending or, to the knowledge of management, threatened litigation against the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted in the fourth quarter of 2002 to a vote of security holders.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Information

        Our common stock is traded on the Nasdaq National Market under the symbol "EPIQ." The following table shows the reported high and low sales prices for the common stock, restated for all periods presented to reflect the two 3-for-2 stock splits effected as 50% stock dividends paid on February 23, 2001 and November 30, 2001, for the calendar quarters of 2002 and 2001 as reported by Nasdaq:

	2002		2001
	High	Low	High	Low
First Quarter	$21.480	$13.370	$13.670	$7.390
Second Quarter	17.720	11.950	24.930	12.080
Third Quarter	21.300	13.550	17.370	9.930
Fourth Quarter	19.600	13.910	26.040	16.000

Holders

        As of February 11, 2003, there were approximately 131 owners of record of our common stock and approximately 4,650 beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

        On November 7, 2002, we completed a $30,000,000 private placement of 2,000,000 newly issued shares of its common stock with various institutional or sophisticated investors at a purchase price of $15.00 per share. A.G. Edwards & Sons, Inc. acted as the placement agent for the offering. Net proceeds from the private placement of approximately $28,140,000, after $1,860,000 in expenses, including the placement agent's fee, were used for working capital purposes, including paying a portion of the costs of acquiring BSI. We issued the common stock in reliance on the exemption from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

        On January 31, 2003, we issued 1,054,230 shares of restricted common stock to four individual owners of BSI as payment of a portion of the BSI purchase price. We issued the common stock in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

        The following table sets forth as of December 31, 2002 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,744,000	$6.87	794,000
Equity compensation plans not approved by security holders	0	0	0
Total	1,744,000		794,000

The Company's 1995 Stock Option Plan is the Company's only equity compensation plan or arrangement for purposes of the foregoing table.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In Thousands, Except Per Share Data)
INCOME STATEMENT DATA:
Operating revenues	$38,276	$30,112	$23,257	$14,820	$11,546
Net income	8,233	4,942	2,132	1,496	1,321
Net income per share—diluted	0.54	0.35	0.20	0.14	0.14
BALANCE SHEET DATA:
Working capital	$63,158	$26,488	$13,032	$4,347	$12,191
Total assets	108,116	70,648	44,938	26,222	21,279
Long-term debt	289	594	924	67	109
Stockholders' equity	102,375	65,144	35,923	20,925	19,391

        In May 1998, we completed a follow-on offering of 2,250,000 shares of common stock and received net proceeds of $10,841,311. In June 1998, the underwriter exercised its over-allotment option associated with the secondary offering by purchasing 316,125 additional shares at a net price of $1,568,000.

        On November 29, 1999, we acquired substantially all of the business assets of DCI. The acquisition has been accounted for using the purchase method of accounting with the operating results of DCI included in our statements of income since the date of acquisition. See Note 14 of Notes to Financial Statements.

        On March 17, 2000, we acquired substantially all of the business assets of PHiTECH. The acquisition has been accounted for using the purchase method of accounting with the operating results of PHiTECH included in our statement of income since the date of acquisition. See Note 14 of Notes to Financial Statements.

        In December 2000, we completed a private placement of 2,025,000 shares of common stock and received net proceeds of $12,543,000.

        In June 2001, we completed a follow-on offering of 1,537,500 shares of common stock and received net proceeds of $22,735,000.

        On October 11, 2001, we acquired certain assets from ROC Technologies. The acquisition has been accounted for using the purchase method of accounting with the operating results of ROC Technologies included in our statement of income since the date of acquisition. See Note 14 of Notes to Financial Statements.

        On July 10, 2002, we acquired the Chapter 7 trustee business of CPT Group, Inc. for $852,000. The acquisition has been accounted for using the purchase method of accounting with the operating results of CPT Group included in our statement of income since the date of acquisition. See Note 14 of Notes to Financial Statements.

        On November 7, 2002, we completed a private placement of 2,000,000 shares of common stock and received net proceeds of $28,140,000.

        All per share amounts have been adjusted to reflect the two 3-for-2 stock splits effected as 50% stock dividends paid on February 23, 2001 and November 30, 2001.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

        The Company develops, markets and licenses proprietary software solutions for workflow management and data communications infrastructure for the bankruptcy trustee market and the financial services market. The Company's specialized products streamline its customers' internal business operations and external communications and enable them to minimize operating costs through automation. In combination with its software products, the Company also provides a high level of coordinated support, including network integration, post-installation support and industry-specific value-added services.

        For the bankruptcy trustee market, the Company provides Chapter 7 and Chapter 13 trustees comprehensive, turnkey, back-office systems that manage their entire caseloads. The Company's TCMS and CasePower software products are the cornerstone of the daily operations of a bankruptcy trustee's office and enable management of virtually every aspect of the trustee's caseload. Unlike traditional software licensing arrangements under which the end-user pays a relatively significant up-front licensing fee and then more modest support fees over time, EPIQ's bankruptcy trustee models generate ongoing monthly revenues from each customer.

        The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustees from incurring direct administrative costs for computer systems expenses. As a result, the Company provides its products and services to trustee customers without direct charge. The Company has a national marketing arrangement with Bank of America, in which trustee customers agree to deposit the cash proceeds from liquidations of debtors' assets with Bank of America. Under this arrangement:

  •
  the Company licenses its proprietary software to the trustee and furnishes hardware, customization of reports, software training, remote diagnostics and customer support, all at no cost to the trustee;

  •
  the Company collects from Bank of America monthly revenues based upon a percentage of the total liquidated assets on deposit and on the number of trustees.

        Revenues are also derived from conversions and software upgrades provided to trustees, as well as from customized software, technology services and marketing and strategic consulting services that the Company provides directly to Bank of America in support of their national marketing arrangement.

        On July 10, 2002, the Company acquired the Chapter 7 trustee business of CPT Group, Inc. in Orange County, California. The acquisition was accounted for using the purchase method of accounting, and as such; results of operations for the year ended December 31, 2002 include the results of the CPT acquisition subsequent to July 10, 2002.

        On October 11, 2001, the Company acquired certain assets of ROC Technologies, Inc. ("ROC"), the bankruptcy management software subsidiary of Imperial Bancorp, a subsidiary of Comerica Inc. ROC provided bankruptcy trustee software to Chapter 7 bankruptcy trustees and was one of the Company's primary competitors in the Chapter 7 trustee software business. ROC had approximately 100 Chapter 7 trustee customers, with an aggregate deposit base of approximately $250 million. While the Chapter 7 trustee customers of ROC had their primary banking relationship with Imperial/Comerica, certain customers also maintained Chapter 7 trustee deposits with various other national and regional third-party banks. The acquisition was accounted for using the purchase method of accounting, and as such, results of operations for the year ended December 31, 2001 include the results of the ROC acquisition subsequent to October 11, 2001.

        For its Chapter 13 business, in addition to an initial implementation fee, the Company collects monthly revenues directly from each trustee based on the number of cases in the trustee's database and the number of printed documents generated for the trustee.

        For the infrastructure software market, the Company's DataExpress product line provides cross-platform, software-based communications infrastructure that enables corporate customers to format and securely route business-critical data over the Internet and private networks, using a variety of communication protocols. The Company's products automate the electronic transmission of business data and are designed to deliver the data to the right recipient, at the right time, in the right format and with the appropriate security, while reducing labor and information technology infrastructure costs to customers. The DataExpress product line includes modules for data transmission, system monitoring, data reformatting and security that are designed for large companies with complex requirements.

        On March 17, 2000, the Company acquired the assets of PHiTECH, Inc. and began providing infrastructure software and services through the DataExpress products. From the Company's inception until the date of this acquisition, all revenues were derived from the bankruptcy and related services segment. The acquisition of PHiTECH was accounted for using the purchase method of accounting, and as such, the results of operations for the year ended December 31, 2000 include the results of the infrastructure software segment after March 17, 2000.

Critical Accounting Policies

        The Company considers its accounting policies related to revenue recognition and software capitalization to be critical policies in understanding the Company's historical and future performance.

        The Company recognizes revenue from the two reportable segments of its business: bankruptcy and related services, and infrastructure software. Within the bankruptcy and related services segment, the Company's revenues are derived from bankruptcy case management fees and bankruptcy professional services. The Company has agreements with each of its bankruptcy trustee customers obligating it to deliver software product and services each month. The fees paid are contingent upon the month-to-month delivery of the product and services and is based on a formula, as defined by the contract, on either the number of trustees and cash balances in a trustee's bank account or on the number of cases in a trustee's portfolio. The formula based fees earned each month become fixed and determinable on a monthly basis as a result of all contractually required products and services being delivered by the Company. Professional services revenues are recognized as the services are provided.

        For its infrastructure software business, the Company recognizes revenues for software licensing following delivery and acceptance by the customer. Revenues are deferred for the fair value of professional services and maintenance fees. Deferred consulting revenue is recognized as services are provided and maintenance fees are collected and recognized as revenue on a straight-line basis over the life of the maintenance contract, which is typically one year. Revenues on multiple-elements are allocated based on the actual amount the Company charges when that element is sold separately.

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

Results of Operations

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

        Operating revenues of $38,276,000 increased 27.1% or $8,164,000 in the year ended December 31, 2002 compared to $30,112,000 from the prior year. Bankruptcy and related services revenues, at $36,256,000 for the year ended December 31, 2002, increased 28.8%, or $8,107,000 compared to $28,149,000 for 2001. The Company's case management fees are generated from its TCMS, CasePower and similar software related products and services and from an upgrade fee the Company receives from Bank of America when it completes a major upgrade of the TCMS product and the upgrade is delivered to every trustee that has a contract with that bank. For the Company's TCMS and similar software related products and services, revenues are based on formulas of the number of trustees and the monthly level of trustee's deposit with a financial institution, generally with Bank of America. For the Company's CasePower and similar software related products and services, monthly revenues are based on a formula of the number of cases in the trustee's database at month-end. Bankruptcy case management fees were up 36.2% or $7,305,000 to $27,459,000 due to strong growth in both the value of bankruptcy estate deposits at banks with a contractual relationship with the Company as well as the number of trustee customers. Bankruptcy professional services revenue, which includes fees derived from other non-routine bankruptcy services to trustees, fees for processing, noticing and mailing services, and fees from providing billable services directly to Bank of America to assist with bank activities that pertain directly to the bank's support of bankruptcy trustee relationships, grew 10.0% or $802,000 to $8,797,000 from 2001. Most of this growth was from increased fees from Bank of America for marketing and strategic consulting and technology services, which accounted for 14.6% of the bankruptcy and related services revenue for 2002 compared to 18.5% for 2001. Infrastructure software revenues for the year ended December 31, 2002 increased $57,000, or 3%, from 2001 as a result of higher licensing and maintenance revenue.

        Total cost of sales increased 20.5% or $2,069,000 to $12,139,000 for the year ended December 31, 2002 compared to $10,070,000 for the year ended December 31, 2001. Total cost of sales as a percentage of operating revenues decreased to 31.7% for 2002 compared to 33.4% for 2001. Cost of products and services increased 15.0% or $951,000 to $7,295,000 for the year ended December 31, 2002 compared to $6,344,000 for 2001. Cost of products and services, as a percentage of revenues, was 19.1% in 2002 compared to 21.1% in 2001. The decrease in the cost of products and services as a percentage of revenue was largely attributable to the increase in the number of trustees and deposits from which revenues are generated. These bankruptcy-related fees provided increases in revenue without significant increases in the cost of products and services, thus providing a positive impact on gross profit. For the year-ended December 31, 2002, depreciation and amortization increased 30.0% or $1,118,000 to $4,844,000 compared to $3,726,000 for the prior year. This increase was due to the purchase of computer equipment as new trustees were added, an increase in the recurring replacement of existing equipment and an increase in software amortization from the infrastructure software segment due to the completion of the latest releases of DataExpress products.

        Operating expenses increased 4.8% or $614,000 to $13,325,000 for the year-ended December 31, 2002 compared to $12,711,000 for the prior year. Operating expenses, as a percentage of operating revenues were 34.8% and 42.2% for the year-ended December 31, 2002 and 2001, respectively. The increase in operating expenses was primarily due to a 10.5% increase in general and administrative expenses. Infrastructure expenses increased to support a higher level of revenues, including personnel expenses, increased liability insurance and higher depreciation due to the expansion of the Company's headquarters facility. Acquisition related expenses consisting of legal, accounting and valuation services, travel and executive bonuses increased $222,000 in 2002 due to the investigation of potential and completed acquisitions. Amortization of goodwill and intangible assets was down $904,000. Goodwill is no longer being amortized due to the adoption of SFAS No. 142 on January 1, 2002.

        The Company had net interest income of $434,000 and $647,000 for the year-ended December 31, 2002 and 2001, respectively. The prior year included investment income on the net proceeds received from a follow-on offering of 1,025,000 shares of common stock on June 29, 2001. The current year includes higher interest expense as the result of the Company drawing $10,000,000 on its line of credit during the third quarter in anticipation of completing a business acquisition. The amount was repaid in full on September 5, 2002 after the Company announced it had terminated the acquisition agreement.

        The Company had an effective tax rate of 37.8% for the year-ended December 31, 2002 compared to 38.1% for 2001.

        Net income as a percentage of operating revenues was 21.5% in 2002 compared to 16.4% in 2001. The increase in net income as a percentage of operating revenues was largely due to the increase of operating revenues and the reduction of amortization expense for goodwill due to the adoption of SFAS No. 142, partially offset by increased general and administrative expenses and a decrease in net interest income for the year-ended December 31, 2002.

Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

        Operating revenues increased 29.5% or $6,855,000 to $30,112,000 in 2001 compared to $23,257,000 in 2000. The growth in operating revenues was attributable to revenues generated by bankruptcy and related services, partially offset by a decrease in revenues from infrastructure software and other. Bankruptcy and related services revenues increased 41.4% or $8,243,000 to $28,149,000 in the year ended December 31, 2001 compared to $19,906,000 in 2000. Bankruptcy case management fees were up 59.0% or $7,480,000 to $20,154,000 due to an increase in the total number of trustees due to additional new customer growth in bankruptcy trustees and the October 11, 2001 acquisition of ROC. Bankruptcy professional services revenue grew 10.6% or $763,000 to $7,995,000 from 2001. Most of this growth was from increased fees from Bank of America for marketing and strategic consulting and technology services, accounting for 18.5% of the bankruptcy and related services revenue for 2001 compared to 20.5% for 2000. The decrease in revenues of $1,388,000 or 41.4% to $1,963,000 in infrastructure software and other for 2001 as compared to revenues of $3,351,000 for 2000 were the result of decreased sales generated from the DataExpress product after the completion of a major consulting contract in 2000.

        Total cost of sales increased 10.4% or $949,000 to $10,070,000 in 2001 compared to $9,121,000 in 2000. Total cost of sales as a percentage of operating revenues decreased to 33.4% in 2001 compared to

39.2% in the prior year. Cost of products and services for bankruptcy and related services increased 11.5% or $562,000 to $5,462,000 in 2001 compared to $4,900,000 in 2000. Bankruptcy and related services cost of products and services, as a percentage of bankruptcy and related services revenues, was 19.4% in 2001 compared to 24.6% in 2000. The decrease in cost as a percentage of revenues was largely due to the increase in operating revenues without significant increases in the cost of products and services. Infrastructure software and other showed a decrease in the cost of products and services of $240,000 or 21.4% to $882,000 for 2001 compared to $1,122,000 for 2000, which was mainly attributable to the lower sales during the year. Profit margin for the infrastructure software and other segment decreased in 2001 to 32.7% from 62.0% in 2000 due to the completion of a major consulting contract in 2000 which provided higher profit margins over the life of the contract. Depreciation and amortization increased to 20.2% or $627,000 to $3,726,000 in 2001 compared to $3,099,000 in the prior year. The increase is primarily due to the purchase of additional computer equipment at trustee locations and to a lesser extent an increase in software amortization.

        Operating expenses increased 21.2% or $2,226,000 to $12,711,000 in 2001 compared to $10,485,000 in 2000. Operating expenses as a percentage of operating revenues were 42.2% in 2001 compared to 45.1% in the prior year. The increase in operating expenses was due to a 28.1% or $2,314,000 increase in general and administrative expenses from 2000 to 2001. The increase was primarily due to increases in the infrastructure necessary to support a higher level of revenues, including additional sales and marketing expenses, administrative personnel and compensation. Increases also occurred in depreciation expense and amortization of goodwill/intangibles. The increases were due in part to increases in capital spending, a full year of amortization related to the PHiTECH acquisition and a partial year of amortization and depreciation related to the ROC acquisition that occurred during 2001. Decreases in acquisition related expenses and purchased in-process research and development expenses offset the total increases shown in general and administrative expenses. For 2001, acquisition related expenses totaled $353,000 compared to $414,000 in 2000 and in-process research and development expenses were $364,000 in 2000. The acquisition related expenses and in-process research and development expenses represented 7.4% of the total operating expenses in 2000 while acquisition related expenses in 2001 represented 2.8% of the total operating expenses. Acquisition related expenses consisted of legal, accounting and valuation services, travel and executive bonuses related to the investigation of potential and completed acquisitions, including the ROC Technologies acquisition in October 2001.

        The acquired in-process research and development charge related to PHiTECH's new, Java-based product, DataExpress Open Platform, which was approximately 80% complete at the time of the acquisition in March 2000. At the acquisition date, the technological feasibility of the acquired technology had not been established and the technology had no alternative uses. The Company expended additional costs of approximately $64,000 during calendar year 2000 in order to achieve technological feasibility, which was established in July 2000. Since technological feasibility was established through December 2001, a total of approximately $739,000 has been capitalized in expenditures as software development costs. During 2001, the Company capitalized approximately $396,000 in software development costs until the program was released in April 2001, while the remaining $343,000 was capitalized during 2000.

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

        The Company had net interest income of $647,000 in 2001 compared to net interest expense of $199,000 in 2000. The change from expense to income resulted in part from the investment of the net proceeds received from the private placement of 2,025,000 shares of common stock in December 2000 and the follow-on offering of 1,537,500 shares of common stock in June 2001. The change was also due to the decrease in interest expense as a result of the repayment of the $3,500,000 line of credit, which was used to finance a portion of the PHiTECH acquisition cost and was repaid with a portion of the proceeds from the private placement of common stock.

        The Company's effective tax rate was 38.1% for 2001 compared to 38.2% for 2000.

        Net income as a percentage of operating revenues increased to 16.4% in 2001 from 9.2% in 2000. The increase in net income as a percentage of operating revenues was largely due to the increase of operating revenues, the decrease of acquisition-related expenses and an increase in net interest income.

Liquidity and Capital Resources

        The Company's cash and cash equivalents and short-term investments increased to $59,827,000 as of December 31, 2002 compared to $25,306,000 at December 31, 2001. Cash generated from net income, depreciation and amortization, reduced taxes and net proceeds from the November 2002 private placement of the Company's common stock was partially offset by cash used to purchase property and equipment, capitalized software development costs, the acquisition of assets from CPT Group, Inc. and increased accounts receivable and prepaid expenses and decreased accounts payable and accrued expenses.

        The Company generated cash from operations of $13,783,000, $10,784,000 and $3,795,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The cash flow generated from operations in 2002 consisted primarily of cash generated from net income, depreciation and amortization and reduced taxes, which were partially offset by an increase in accounts receivable and prepaid expenses and decreases in accounts payable and accrued expenses. Accounts receivable increased from $4,498,000 at December 31, 2001, to $5,647,000 at December 31, 2002, due to increased sales. Gross accounts receivable as a percent of revenue remained essentially unchanged at 14.8% in 2002 compared to 15.0% in 2001. The cash flow generated from operations in 2001 primarily consisted of cash generated from net income plus depreciation and amortization, offset in part by an increase in accounts receivable and prepaid expenses and other assets. Also contributing to cash from operations in 2001 was the decrease in deferred revenues in 2001 was smaller than the decrease in 2000. Deferred revenues decreased in 2000 due to the completion of services related to the 1999 DCI acquisition for various technology and integration services for Bank of America. As of December 31, 2002 and 2001, 77% of accounts receivable was from Bank of America.

        Net cash used in investing activities for the year ended December 31, 2002, 2001 and 2000 totaled $7,470,000, $21,461,000 and $5,356,000, respectively. Use of cash included purchased property and equipment totaling $4,938,000, $7,287,000 and $3,054,000 for the three years and included the installation of computer equipment at trustee locations for the bankruptcy services products and for 2002 and 2001, the expansion of the Company's headquarters facility completed in the third quarter of 2002,the purchase of land for the Company's headquarters facility and fractional ownership in two business aircraft in 2001. Net cash used in the acquisition of CPT Group, Inc, ROC and PHiTECH totaled $852,000, $12,188,000 and $5,334,000 in 2002, 2001 and 2000, respectively. The Company received a settlement of contingencies from the ROC acquisition in 2002 totaling $170,000. Also included in the cash used for investing activities were capitalized software development costs of $1,955,000, $2,022,000 and $980,000 in 2001, 2000 and 1999, respectively.

        The Company incurred software development costs totaling $1,955,000, $2,022,000 and $980,000 for the years ended December 31, 2002, 2001 and 2000 respectively. Internal software costs incurred in the creation of computer software products are capitalized as soon as technological feasibility has been established. Prior to the completion of a detailed program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. The Company anticipates future investments in software development will be at or above levels in previous periods.

        Net cash generated from financing activities totaled $28,208,000, $19,605,000 and $16,296,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash generated from financing activities in 2002 was primarily due to the private placement of the Company's common stock in November 2002, which generated net proceeds of $28,140,000. In 2001, the Company generated net proceeds of $22,735,000 from the follow-on offering of common stock in June 2001, which was partially offset by repayments on outstanding lines of credit during the year. In 2000, a private placement of common stock generated net proceeds of $12,543,000 in December and cash from borrowings on the Company's line of credit totaled $3,575,000.

        The Company replaced its lines of credit for equipment financing and working capital allowing for borrowings up to $2,500,000 and $5,000,000, respectively with a $10,000,000 revolving line of credit for working capital. During the third quarter 2002 the Company entered into an additional $5,000,000 line of credit for working capital purposes. On July 15, 2002, $10,000,000 was borrowed in anticipation of an acquisition of the assets of a company providing Chapter 11 bankruptcy products and services. On September 5, 2002, the Company repaid that line of credit in full upon termination of the acquisition agreement. No amounts were outstanding under either line of credit at December 31, 2002. The two lines of credit expire on June 4, 2003. The Company anticipates no difficulties in renewing these lines of credit on substantially similar terms.

        On January 31, 2003, the Company, through its wholly owned subsidiary, EPIQ Systems Acquisition Inc., acquired 100% of the membership interests of Bankruptcy Services LLC (BSI), a provider of technology-based case management, consulting and administrative services for Chapter 11 cases. The purchase price totaled $66,000,000, before acquisition costs, consisting of $49,500,000 in cash and 1,054,230 shares of restricted common stock. The Company has paid $45,500,000 of the cash portion of the purchase price and will pay the $4,000,000 balance of the purchase price to the sellers over the next five years. The acquisition will be accounted for using the purchase method of accounting with the operating results included in the Company's statement of income from the date of acquisition.

        The Company believes that the funds generated from operations plus amounts available under its lines of credit will be sufficient to finance the Company's currently anticipated working capital and property and equipment expenditures for the foreseeable future.

Contractual Obligations

        The following table sets forth a summary of certain contractual obligations of the Company, as of December 31, 2002. See Notes 5 and 6 of the Notes to Financial Statements for additional information relating to the long-term debt, capital lease obligations and operating leases of the Company.

	Payments Due By Period
Contractual Obligation	Total	Less than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In Thousands)
Long-term debt	$464	$241	$223	—	—
Capital lease obligations	163	97	66	—	—
Operating leases	1,265	385	557	$323	—

Total	$1,892	$723	$846	$323	—

        The Company has no off-balance sheet commitments or arrangements.

Recent Accounting Pronouncements

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. The Company expects to adopt SFAS No. 143 in the fiscal year beginning January 1, 2003 and does not anticipate a material effect on the Company's financial position, results of operations or cash flows.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections principally to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective in fiscal years beginning after May 15, 2002. The Company is assessing the effects of this pronouncement on its financial position, results of operations and cash flows but does not anticipate a material impact, if any.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This SFAS modifies the timing and measurement of the recognition of costs associated with an exit or disposal activity. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company is assessing the effects of this pronouncement on its financial position, results of operations and cash flows but does not anticipate a material impact, if any.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years and interim periods ending after December 15, 2002.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to the issuance of FIN 45. The adoption of FIN 45 is not anticipated to have a material impact on the Company's financial position or results of operations.

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

        Our financial statements appear following Item 15 of this Report.

Supplementary Data—Quarterly Financial Information

        The following table sets forth quarterly unaudited financial data for the quarters of fiscal years 2002 and 2001. Net income per share-diluted has been restated for all quarters presented to reflect the two 3-for-2 stock splits effected as 50% stock dividends paid on February 23, 2001 and November 30, 2001.

	Quarters
	1st	2nd	3rd	4th
	(In Thousands, Except Per Share Data)
Fiscal Year 2002
Operating revenues	$8,996	$9,076	$9,702	$10,502
Gross profit	6,072	6,089	6,651	7,325
Net income	1,853	1,876	1,912	2,592
Net income per share—diluted	0.12	0.13	0.13	0.16
Fiscal Year 2001
Operating revenues	$7,134	$7,065	$7,691	$8,222
Gross profit	4,718	4,578	5,220	5,526
Net income	1,036	1,055	1,493	1,358
Net income per share—diluted	0.08	0.08	0.10	0.09

        In June 2001, the Company completed a follow-on offering of 1,537,500 shares of common stock and received gross proceeds of $24,600,000.

        On October 11, 2001, the Company acquired substantially all of the business assets of ROC Technologies. The acquisition has been accounted for using the purchase method of accounting with the operating results of ROC Technologies included in the statement of income since the date of acquisition. See Note 14 of Notes to Financial Statements.

        On November 7, 2002, the Company completed a private placement of 2,000,000 shares of common stock and received gross proceeds of $30,000,000.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2002.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2002.

ITEM 14.    CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a-14(c) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

        (a)  Exhibits. Exhibits are listed on the Index to Exhibits at the end of this Report.

        (b)  Financial Statements. The following financial statements are contained on pages F-1 through F-25 of this Report:

  Independent Auditors' Report
  Balance Sheets—December 31, 2002 and 2001
  Statements of Income—Years Ended December 31, 2002, 2001 and 2000
  Statements of Changes in Stockholders' Equity—Years Ended December 31, 2002, 2001 and 2000
  Statements of Cash Flows—Years Ended December 31, 2002, 2001 and 2000
  Notes to Financial Statements

        (c)    Reports on Form 8-K

        A report on Form 8-K was filed on November 15, 2002, reporting the completion of a private placement of 2,000,000 shares of the Company's common stock.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: March 20, 2003	EPIQ SYSTEMS, INC.
	By:	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director

        In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Name and Title	Date

/s/ TOM W. OLOFSON	Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director	March 20, 2003
/s/ CHRISTOPHER E. OLOFSON	Christopher E. Olofson President, Chief Operating Officer and Director	March 20, 2003
/s/ ELIZABETH M. BRAHAM	Elizabeth M. Braham Vice President, Chief Financial Officer(Principal Financial Officer)	March 20, 2003
/s/ MICHAEL A. RIDER	Michael A. Rider Controller, Chief Accounting Officer(Principal Accounting Officer)	March 20, 2003
/s/ ROBERT C. LEVY	Robert C. Levy Director	March 20, 2003
/s/ W. BRYAN SATTERLEE	W. Bryan Satterlee Director	March 20, 2003
/s/ EDWARD M. CONNOLLY, JR.	Edward M. Connolly, Jr. Director	March 20, 2003
/s/ JAMES A. BYRNES	James A. Byrnes Director	March 20, 2003

CERTIFICATIONS

        I, Tom W. Olofson, certify that:

        1.    I have reviewed this annual report on Form 10-K of EPIQ Systems, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003
/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board Chief Executive Officer

CERTIFICATIONS

        I, Elizabeth M. Braham, certify that:

        1.    I have reviewed this annual report on Form 10-K of EPIQ Systems, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003
/s/ ELIZABETH M. BRAHAM Elizabeth M. Braham Vice President, Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

Board of Directors
EPIQ Systems, Inc.
Kansas City, Kansas

        We have audited the accompanying balance sheets of EPIQ Systems, Inc. (the "Company") as of December 31, 2002 and 2001, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of EPIQ Systems, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 4 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche LLP
Kansas City, Missouri
March 11, 2003

EPIQ SYSTEMS, INC.

BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,827	$25,306
Accounts receivable, trade, less allowance for doubtful accounts of $31 and $31, respectively	5,647	4,498
Prepaid expenses and other	962	400
Deferred income taxes	—	194

Total Current Assets	66,436	30,398
PROPERTY AND EQUIPMENT, net	11,886	10,937
SOFTWARE DEVELOPMENT COSTS, net	4,336	4,126
OTHER ASSETS:
Goodwill	21,275	21,224
Other intangibles, net of accumulated amortization of $1,051 and $553, respectively	4,019	3,897
Other	85	66

Total Other Assets, net	25,379	25,187

Total Assets	$108,037	$70,648

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
Accounts payable	$1,076	$1,164
Accrued expenses	663	1,402
Income taxes payable	290	222
Deferred revenue	868	783
Deferred income tax	106	—
Current portion of deferred acquisition price	241	236
Current maturities of long-term obligations	97	103

Total Current Liabilities	3,341	3,910
DEFERRED REVENUE	52	100
LONG-TERM OBLIGATIONS (less current portion)	66	163
DEFERRED ACQUISITION PRICE (less current portion)	223	431
DEFERRED INCOME TAXES	1,980	900

Total Liabilities	5,662	5,504
STOCKHOLDERS' EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; authorized 50,000,000 shares; issued and outstanding —16,538,287 and 14,389,929 shares at 2002 and 2001, respectively	165	144
Additional paid-in capital	83,730	54,753
Retained earnings	18,480	10,247

Total Stockholders' Equity	102,375	65,144

Total Liabilities and Stockholders' Equity	$108,037	$70,648

See accompanying notes to financial statements.

EPIQ SYSTEMS, INC.

STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2002	2001	2000
OPERATING REVENUES:
Bankruptcy case management fees	$27,459	$20,154	$12,674
Bankruptcy professional services	8,797	7,995	7,232
Infrastructure software and other	2,020	1,963	3,351

Total Operating Revenues	38,276	30,112	23,257

COST OF SALES:
Cost of products and services	7,295	6,344	6,022
Depreciation and amortization	4,844	3,726	3,099

Total Cost of Sales	12,139	10,070	9,121

GROSS PROFIT	26,137	20,042	14,136

OPERATING EXPENSES:
General and administrative	11,640	10,531	8,217
Depreciation	612	425	267
Amortization-goodwill/intangibles	498	1,402	1,223
Acquisition related	575	353	414
Purchased in-process research and development	—	—	364

Total Operating Expenses	13,325	12,711	10,485

INCOME FROM OPERATIONS	12,812	7,331	3,651

INTEREST INCOME (EXPENSE):
Interest income	573	753	161
Interest expense	(139)	(106)	(360)

Net Interest Income (Expense)	434	647	(199)

INCOME BEFORE INCOME TAXES	13,246	7,978	3,452
PROVISION FOR INCOME TAXES	5,013	3,036	1,320

NET INCOME	$8,233	$4,942	$2,132

NET INCOME PER SHARE INFORMATION:
Basic	$0.56	$0.37	$0.20

Diluted	$0.54	$0.35	$0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,775	13,508	10,488

Diluted	15,309	14,111	10,834

See accompanying notes to financial statements.

EPIQ SYSTEMS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Thousands)

	Years Ended December 31,
	2002	2001	2000
PREFERRED SHARES (2,000,000 authorized as of December 31, 2002, 2001 and 2000):	—	—	—

COMMON SHARES (50,000,000 authorized as of December 31, 2002 and 2001 and 20,000,000 as of December 31, 2000):
Shares, beginning of year	14,398	8,374	4,642
Shares issued upon exercise of options and warrants	140	201	41
Shares issued in secondary public offering	—	1,025	—
Shares issued in private placement of stock	2,000	—	900
Stock split	—	4,798	2,791

Shares, end of year	16,538	14,398	8,374

COMMON STOCK—PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$144	$84	$47
Shares issued upon exercise of options and warrants	1	2	—
Net proceeds from secondary public offering	—	10	—
Net proceeds from private placement of stock	20	—	9
Stock split	—	48	28

Balance, end of year	165	144	84

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	54,753	30,528	17,699
Shares issued upon exercise of options and warrants	420	866	262
Tax benefit from exercise of options	437	682	61
Net proceeds from secondary public offering	—	22,725	—
Net proceeds from private placement of stock	28,120	—	12,534
Stock split	—	(48)	(28)

Balance, end of year	83,730	54,753	30,528

RETAINED EARNINGS:
Balance, beginning of year	10,247	5,311	3,179
Net income	8,233	4,942	2,132
Cash paid in lieu of fractional shares	—	(6)	—

Balance, end of year	18,480	10,247	5,311

TOTAL STOCKHOLDERS' EQUITYl	$102,375	$65,144	$35,923

See accompanying notes to financial statements.

EPIQ SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,233	$4,942	$2,132
Adjustments to reconcile net income to net cash from operating activities:
Provision (benefit) for deferred income taxes	1,380	459	(260)
Depreciation and amortization	3,700	3,174	2,583
Amortization of software development costs	1,756	977	783
Amortization of goodwill and other intangible assets	498	1,402	1,223
In-process research and development acquired	—	—	364
Loss on disposal of equipment	178	203	104
Accretion of discount on deferred acquisition price	47	62	57
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(1,149)	(918)	(1,387)
Prepaid expenses and other assets	(581)	(204)	(69)
Accounts payable and accrued expenses	(827)	274	812
Deferred revenue	37	(327)	(2,879)
Income taxes, including tax benefit from exercise of stock options	504	740	332

Net cash from operating activities	13,776	10,784	3,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,938)	(7,287)	(3,054)
Proceeds from sale of property and equipment	112	36	162
Software development costs	(1,955)	(2,022)	(980)
Settlement of contingencies from previous acquisition	170	—	—
Cash paid for acquisition of business, net of cash acquired	(852)	(12,188)	(5,334)
Net sales of short-term investments	—	—	3,850

Net cash used in investing activities	(7,463)	(21,461)	(5,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from borrowings on lines of credit	—	(3,575)	3,575
Principal payments under capital lease obligations	(103)	(167)	(85)
Payment on deferred acquisition price	(250)	(250)	—
Net proceeds from stock issuance	28,140	22,735	12,543
Proceeds from exercise of stock options and warrants	421	868	263
Cash paid in lieu of fractional shares	—	(6)	—

Net cash from financing activities	28,208	19,605	16,296

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,521	8,928	14,735
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,306	16,378	1,643

CASH AND CASH EQUIVALENTS, END OF YEAR	$59,827	$25,306	$16,378

See accompanying notes to financial statements.

EPIQ SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        EPIQ Systems, Inc. (the "Company") develops, markets and licenses proprietary software solutions for workflow management and data communications infrastructure that serve the bankruptcy trustee market and financial services market. The Company serves a national client base with specialized products that streamline the internal business operations of its customers. A high level of coordinated support including network integration, post-installation support and value added services accompanies the products.

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

Software Development Costs

        Certain internal software development costs incurred in the creation of computer software products are capitalized once technological feasibility has been established. Prior to the completion of a detail program design, development costs are expensed and shown as general and administrative expenses on the statements of income. Capitalized costs are amortized based on the ratio of current revenue to current and estimated future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. Amortization of software costs is included in cost of sales in the Statements of Income.

Intangible Assets

        Intangible assets consist of goodwill, customer contracts, trade names and agreements not to compete, which were the result of the business acquisitions of CPT Group, Inc., ROC Technologies, Inc., PHiTECH, Inc. and DCI Chapter 7 Solutions, Inc. Customer contracts, trade names and agreements not to compete are being amortized on a straight-line basis over their estimated economic benefit period, generally from 3 to 14 years.

        The Company reviews its goodwill on an annual basis at July 31 and between annual tests if events or changes in circumstances have indicated that the assets might be impaired. In accordance with SFAS No. 142, goodwill is not being amortized.

        The Company reviews its other intangibles for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. Amortization of intangible assets is reflected in the Statements of Income in operating expenses.

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

Stock-Based Compensation

        The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25 (see Note 12). Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Options awarded under the Company's plan are granted with an exercise price equal to the fair market value on the date of the grant. Had the compensation cost been determined based on the fair value at the grant dates using SFAS No. 123, the Company's December 31, 2002, 2001 and 2000 net income and net income per share would have been reduced to the following pro forma amounts:

		2002		2001		2000
		(In Thousands, Except Per Share Data)
Net income, as reported			$8,233		$4,942		$2,132
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of tax			(2,258)		(829)		(415)

Net income, pro forma			$5,975		$4,113		$1,717

Net income per share—Basic	As reported	$	..56	$	..37	$	..20
	Pro forma		$.40		$.30		$.17
Net income per share—Diluted	As reported	$	..54	$	..35	$	..20
	Pro forma		$.39		$.29		$.16

        Pro forma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of stock options.

        The fair value of the above options was estimated at the date of grant using the Black-Scholes option-pricing model with the following key assumptions:

	2002	2001	2000
Expected life (years)	6.19	6.49	6.75
Volatility	53%	79%	67%
Risk-free interest rate	3.2%–4.4%	1.9%–6.7%	5.9%–6.4%
Dividend yield	0%	0%	0%

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Revenue Recognition

Bankruptcy Case Management Fees

        For the Company's case management component of the bankruptcy business, fully integrated turnkey, back-office systems are provided to its bankruptcy trustee customers. These comprehensive solutions enable trustees to manage virtually every aspect of their caseloads and to satisfy the reporting requirements to the Department of Justice, Bankruptcy Court, debtors, creditors and others in accordance with the federal bankruptcy rules and local jurisdiction bankruptcy court requirements. The Company's most significant bankruptcy products are TCMS for Chapter 7 and CasePower for Chapter 13.

        These turnkey systems include both non-exclusive, non-transferable software licenses as well as continuing "help desk" technical support, on-going training and periodic modifications to the software to reflect any changes in the reporting rules and regulations by the Department of Justice or a specific Bankruptcy Court jurisdiction. The Company has agreements with each of its bankruptcy trustee customers, which typically can be terminated with 30 days written notice.

        The Company promotes its Chapter 7 TCMS software related products and services through a national marketing arrangement with Bank of America. Substantially all of the Company's Chapter 7 revenues are collected through its relationship with Bank of America. The agreement with Bank of America has no fixed expiration date and either party may terminate the arrangement at any time upon six months notice to the other. The Company has other Chapter 7 banking relationships involving similar software related products that either predate its relationship with Bank of America or were acquired as part of an acquisition of competing businesses.

        Revenues for Chapter 7 trustees include monthly fees collected by the Company through marketing agreements with various banks. For Chapter 7 trustees, the Company (1) provides software related products and back-office support to each trustee at no direct charge; (2) the trustee maintains bankruptcy estate deposit accounts at banks with a contractual relationship with the Company; and (3) the Company collects revenue for each trustee client through these banks. Revenues are recognized after the software related product is installed and deposits are transferred, and are based on the number of trustees and level of trustee's deposit with that institution. For Chapter 13 trustees, monthly revenues are based on the number of cases in the trustee's database at month-end. In the case of both Chapter 7 and 13, each month the Company is obligated to deliver the software product and services as defined in the contract. The fees paid for the various components is contingent upon the month-to-month delivery of the product and services and is based on a formula, as defined by the contract, on either the number of trustees and cash balances in a trustee's bank account or on the number of cases in a trustee's portfolio. The formula based fees earned each month become fixed and determinable on a monthly basis as a result of all contractually required products and services being delivered by the Company.

        The Company receives an upgrade fee from Bank of America when it completes a major upgrade of the TCMS product, and the upgrade is delivered to every trustee that has a contract with Bank of America. A major upgrade typically consists of a combination of new technology and competitive enhancements that are designed to better serve the needs of the trustee. Revenue is collected through the Bank of America marketing arrangement and is recognized upon delivery of the upgrade to the trustees.

Bankruptcy Professional Services

        Professional services revenue include fees derived from other non-routine bankruptcy services to trustees, as well as fees for processing and noticing and mailing services and from providing additional billable services directly to Bank of America to assist the bank with activities that pertain directly to the bank's support of bankruptcy trustee relationships. Revenues are recognized as the services are provided.

Infrastructure Software and Other

        For the infrastructure software business, the Company provides the DataExpress product line that enables corporate customers to format and securely route data over the Internet and private networks. The DataExpress product line is sold with a traditional server license, maintenance and professional services pricing model. Various optional modules are available for additional licensing fees. Revenues derived from infrastructure software include license fees, consulting services and post contract customer support.

        Infrastructure software license revenue is supported by a signed agreement between the Company and each customer. The Company recognizes revenues for licenses following delivery and acceptance by the customer. Delivery, as defined by the licensing agreement, constitutes receiving the license keys or opening the envelope containing the software media. Acceptance occurs either at delivery or at a later date negotiated by the customer and defined in the software agreement executed by both parties prior to any products being delivered.

        The Company defers revenue for the fair value of professional services and maintenance fees for its infrastructure software business. Deferred consulting revenue is recognized as services are provided and maintenance fees are collected and recognized as revenue on a straight-line basis over the life of the maintenance contract, which is typically one year. Revenues on multiple-elements are allocated based on the actual amount the Company charges when that element is sold separately.

Comprehensive Income

        The Company has no components of other comprehensive income; therefore comprehensive income equals net income for each of the three years ended December 31, 2002, 2001 and 2000.

Net Income Per Share

        Basic net income per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options and warrants, to the weighted average number of common shares outstanding for a period, if dilutive.

Segment Information

        In determining the Company's reportable segments under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company examines the way it organizes its business internally for making operating decisions and assessing business performance (see Note 15). Nearly all of the Company's revenues are derived from sources within the United States of America, and all of its long-lived assets are located in the United States of America.

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

Recent Accounting Pronouncements

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. The Company expects to adopt SFAS No. 143 in the fiscal year beginning January 1, 2003 and does not anticipate a material effect on the Company's financial position, results of operations or cash flows.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. The Company's adoption of this standard as of January 1, 2002 did not have a material effect on its financial position, results of operations or cash flows.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, principally to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective in fiscal years beginning after May 15, 2002. The Company is currently assessing the effects of this statement and does not anticipate a material impact, if any, on its financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This SFAS modifies the timing and measurement of the recognition of costs associated with an exit or disposal activity. The statement is effective for exit or disposal activities initiated after

December 31, 2002. The Company is assessing the effects of this pronouncement on its financial position, results of operations and cash flows but does not anticipate a material impact, if any.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years and interim periods ending after December 15, 2002.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to the issuance of FIN 45. The adoption of FIN 45 is not anticipated to have a material impact on the Company's financial position or results of operations.

Reclassification

        Certain reclassifications have been made to the prior years' financial statements to conform to the current year's financial statement presentation.

NOTE 2:    PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful life of each asset. The classification of property and equipment, with their estimated useful lives is as follows:

	Year Ended December 31,
			Estimated Useful Life
	2002	2001
	(In Thousands)
Land	$192	$192
Building and improvements	5,186	3,419	5–30 years
Furniture and fixtures	1,652	1,001	5–10 years
Computer equipment	11,431	10,882	3–5 years
Office equipment	442	398	5–10 years
Transportation equipment	2,518	2,518	3–5 years

	21,421	18,410
Less accumulated depreciation	(9,535)	(7,473)

Property and equipment, net	$11,886	$10,937

        The Company reviews its property and equipment for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable.

NOTE 3:    SOFTWARE DEVELOPMENT COSTS

        The following is a summary of software development costs capitalized:

	Year Ended December 31,
	2002	2001
	(In Thousands)
Amounts capitalized, beginning of year	$7,065	$4,773

Development costs capitalized	1,955	2,022
Acquisitions	11	270

Amounts capitalized, end of year	9,031	7,065
Accumulated amortization, end of year	(4,695)	(2,939)

Net software development costs	$4,336	$4,126

        Included in the above are development costs relating to products not yet released. Such costs totaled $1,165,000 and $1,328,000 at December 31, 2002 and 2001, respectively.

NOTE 4:    GOODWILL AND INTANGIBLE ASSETS

        In June 2001, the FASB issued SFAS No. 142, which was adopted by the Company on January 1, 2002, requiring, among other things, the discontinuance of amortization of goodwill and certain other intangible assets. In addition, the Statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. As required by SFAS No. 142, the Company completed its transitional impairment test as of January 1, 2002 and its annual impairment test as of July 31, 2002, which resulted in no impairment of goodwill.

        Goodwill, net of amortization was $17,449,000 and $17,398,000 for bankruptcy and related services as of December 31, 2002 and 2001, respectively. Goodwill, net of amortization for infrastructure software was $3,826,000.

        Goodwill during 2002 is as follows:

	Year Ended December 31 2002			Year Ended December 31 2001
	Bankruptcy Segment	Infrastructure Software Segment	Total	Bankruptcy Segment	Infrastructure Software Segment	Total
	(In Thousands)
Balance as of January 1, 2002	$17,398	$3,826	$21,224	$8,082	$4,292	$12,374
Goodwill acquired during the year	221	—	221	9,940	—	9,940
Settlement of contingencies from previous acquisition	(170)	—	(170)	—	—	—
Amortization of Goodwill during the year	—	—	—	(624)	(466)	(1,090)
Impairment losses	—	—	—	—	—	—
Goodwill written off related to sale of business unit	—	—	—	—	—	—

Balance as of December 31, 2002	$17,449	$3,826	$21,275	$17,398	$3,826	$21,224

        In accordance with SFAS No. 142, adopted January 1, 2002, the Company discontinued the amortization of goodwill. Net income and earnings per share for the years ended December 31, 2001 and 2000 adjusted to exclude this amortization expense, net of tax, is as follows:

	Year Ended December 31,
	2001	2000
	(In Thousands, Except Per Share Data)
Reported net income	$4,942	$2,132
Goodwill amortization, net of tax	675	710

Adjusted net income	$5,617	$2,842

Basic earnings per share	$0.37	$0.20
Goodwill amortization, net of tax	0.05	0.07

Adjusted basic earnings per share	$0.42	$0.27

Diluted earnings per share	$0.35	$0.20
Goodwill amortization, net of tax	0.05	0.07

Adjusted diluted earnings per share	$0.40	$0.27

        Intangible assets at December 31, 2002 and 2001 consisted of the following:

	Year Ended December 31,
	2002	2001
	(In Thousands)
Customer contracts	$4,060	$3,440
Accumulated amortization	(656)	(305)

Customer contracts, net	3,404	3,135
Trade names	710	710
Accumulated amortization	(206)	(121)

Trade names, net	504	589
Non-compete agreement	300	300
Accumulated amortization	(189)	(127)

Non-compete agreement, net	111	173

Total intangible assets, net	$4,019	$3,897

        Amortization expense related to intangible assets other than goodwill was $498,000, $312,000 and $60,000 in the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense related to intangible assets other than goodwill (before the effect of the BSI acquisition) is estimated to be $530,000 in 2003 and 2004, $510,000 in 2005 and $450,000 in 2006 and 2007.

NOTE 5:    LINES OF CREDIT AND LONG-TERM OBLIGATIONS

Lines of Credit

        The Company has two bank lines of credit totaling $15,000,000. On June 4, 2002, the Company replaced its lines of credit for equipment financing and working capital allowing for total maximum borrowings up to $2,500,000 and $5,000,000, respectively, with a revolving line of credit for working capital allowing for borrowings up to $10,000,000. The line of credit accrues variable rate interest, revised daily, equal to the New York Prime Rate as published in the Wall Street Journal (4.25% at December 31, 2002). Borrowings are unsecured, however, the line contains certain financial covenants pertaining to the maintenance of net worth and net income to interest expense ratios. On August 7, 2002, the Company entered into an additional $5,000,000 line of credit for working capital purposes. Terms mirror the $10,000,000 line of credit. The revolving lines of credit mature on June 4, 2003. The Company anticipates no difficulties in renewing these lines of credit on substantially similar terms.

        As of December 31, 2001 no amounts were outstanding under the then existing equipment financing or working capital lines. There were no borrowings outstanding under these lines of credit at December 31, 2002. The Company was in compliance with all of the financial covenants under the lines of credit as of and for the years ended December 31, 2002 and 2001.

Obligations under Capital Leases

        Capital leases are for the use of office equipment. Aggregate annual payments for these obligations at December 31, 2002 are as follows:

(In Thousands)
2003	$109
2004	69

Future minimum lease payments	178
Less amount representing interest	15

Present value of future minimum lease payments	163
Less current maturities	97

Noncurrent portion	$66

        For the above obligations, the carrying value approximates the fair value.

        As of December 31, 2002 and 2001 property and equipment include the following assets under capital leases:

	2002	2001
	(In Thousands)
Office equipment	$369	$385
Less accumulated amortization	185	119

	$184	$266

NOTE 6:    OPERATING LEASES

        The Company has three non-cancelable operating leases for office space expiring at various times through November 2007. Each of the leases requires the Company to pay all executory costs (property taxes, maintenance and insurance). Additionally, the Company has non-cancelable operating leases for various office equipment and automobiles expiring through January 2007.

        Future minimum lease payments at December 31, 2002 were as follows:

(In Thousands)
2003	$385
2004	342
2005	215
2006	180
2007	143

$1,265

        Rental expense was approximately $425,000, $431,000, and $507,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Included in rental expense was approximately $0, $69,000, and $162,000 paid to a related party for the years ended December 31, 2002, 2001 and 2000, respectively (See Note 7).

NOTE 7:    RELATED PARTY TRANSACTIONS

        The Company leased office space for the corporate headquarters building in Kansas City, Kansas from a partnership in which the Chairman of the Board and Chief Executive Officer of the Company is a partner. The lease expired in February 2001 and became a month-to-month lease. In May 2001 the Company purchased its corporate headquarters building and land for a cash purchase price of $1,750,000. The purchase price was based on an independent MAI appraisal of the building obtained by the Company in January 2001.

NOTE 8:    EMPLOYEE BENEFIT PLANS

Stock Purchase Plan

        The Company established an employee stock purchase plan in October 2000. The plan allows for the majority of employees a convenient opportunity to purchase shares of the Company's stock through payroll deduction. The purchase prices for all employee participants are based on the closing bid price on the last business day of the month.

Defined Contribution Plan

        The Company has a defined contribution 401(k) plan covering substantially all employees. The Company matches 60% of the first 10% of employee contributions and also has the option of making discretionary contributions. Contributions were approximately $337,000, $270,000, and $203,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 9:    STOCKHOLDERS' EQUITY

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

        On November 7, 2002, the Company completed a private placement of 2,000,000 shares of its common stock and received net proceeds of approximately $28,140,000, after underwriter's discount and offering expenses of $1,860,000.

        In connection with the initial public offering, the Company issued warrants to purchase 360,000 shares of stock at $1.87 per share to its underwriters, expiring at the close of business on February 3, 2002. At December 31, 2000 warrants to purchase 107,550 shares of stock remained outstanding. In January 2001, 103,670 warrants were exercised for their exercise price, resulting in the issuance of an additional 103,670 shares of common stock. In April 2001, 2,588 of the remaining warrants were converted in a cashless exercise, resulting in the issuance of an additional 2,181 shares of common stock. The remaining 1,293 warrants were converted to 1,165 shares of common stock in a cashless exercise in May 2001. There were no remaining warrants outstanding after the May 2001 transaction.

NOTE 10:    INCOME TAXES

        The provision (benefit) for income taxes includes the following components:

	2002	2001	2000
	(In Thousands)
Taxes currently payable:
Federal	$2,975	$2,107	$1,300
States	658	470	280

Total	3,633	2,577	1,580
Deferred income taxes	1,380	459	(260)

Tax provsion	$5,013	$3,036	$1,320

        A reconciliation of the provision for income taxes at the statutory rate to provision for income taxes at the Company's effective rate is shown below:

	2002	2001	2000
	(In Thousands)
Computed at the statutory rate (34%)	$4,504	$2,713	$1,174
Increase in taxes resulting from:
Nondeductible expenses and nontaxable income	51	49	26
State income taxes, net of federal tax effect and other	458	274	120

Tax provision	$5,013	$3,036	$1,320

        The tax effects of temporary differences related to deferred taxes shown on the accompanying balance sheets are as follows:

	2002	2001	2000
	(In Thousands)
Deferred tax assets:
Allowance for doubtful accounts	$12	$12	$12
Accrued compensated absences	35	168	123
Accrued stock options	15	14	13
Deferred revenue	32	54	131
Intangible assets	—	314	138

	94	562	417
Deferred tax liabilities:
Prepaid expenses	185	—	—
Intangible assets	245	—	—
Property and equipment and software development costs	1,750	1,268	664

	2,180	1,268	664

	$(2,086)	$(706)	$(247)

        The above net deferred tax liability is presented on the balance sheets as follows:

	2002	2001
	(In Thousands)
Deferred income taxes—current	$(106)	$194
Deferred income taxes—long-term	(1,980)	(900)

	$(2,086)	$(706)

NOTE 11:    NET INCOME PER SHARE

        The details of the basic and diluted net income per share calculations are as follows:

	2002			2001			2000
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
	(In Thousands, Except Per Share Data)
Basic net income per share:
Income available to common shareholders	$8,233	14,775	$.56	$4,942	13,508	$.37	$2,132	10,488	$.20

Effect of dilutive securities:
Warrants								73
Stock options		534			603			273

Diluted net income per share:
Income available to common shareholders and assumed conversions	$8,233	15,309	$.54	$4,942	14,111	$.35	$2,132	10,834	$.20

        Options to purchase 99,000, 4,000 and 15,000 shares of common stock as of December 31, 2002, 2001 and 2000, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.

NOTE 12:    STOCK OPTIONS

        The Company's 1995 Stock Option Plan (the "Plan"), as amended, limits the grant of options to acquire shares of common stock to 3,000,000 shares. Under the Plan, the option price may not be less than 85% of the fair market value of the common stock on the date of grant non-qualified stock option and not less than 100% of the fair market value of the common stock on the date of grant for an incentive stock option ("ISO").

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

        The Board of Directors may require in its discretion that any option granted becomes exercisable only in installments or after some minimum period of time, or both. The vesting schedule for outstanding options ranges from immediately to five years.

        At December 31, 2002, there were approximately 794,000 options available for future grants.

        A summary of the Company's stock options outstanding as of December 31, 2002, 2001 and 2000 is presented below:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In Thousands, Except Price Data)
Outstanding, beginning of year	1,293	$5.88	1,134	$3.92	1,025	$3.57
Granted	679	15.79	443	9.89	325	4.86
Forfeited	(91)	8.96	(87)	7.06	(124)	4.35
Exercised	(137)	3.00	(197)	3.09	(92)	2.77

Outstanding, end of year	1,744	6.87	1,293	5.88	1,134	3.92

        Weighted-average fair value of options granted during the years 2002, 2001 and 2000 were $8.65, $7.23 and $3.36, respectively.

        The following table summarizes information about stock options under the plan outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In Thousands, Except Life and Price Data)
$1.56 to $ 3.67	194	5.1 years	$2.85	185	$2.80
$4.00 to $ 6.00	504	6.7 years	4.75	323	4.69
$7.53 to $12.85	507	8.60 years	10.23	230	10.58
$14.22 to $21.00	539	9.72 years	16.66	53	18.21

	1,744			791

NOTE 13:    SIGNIFICANT CUSTOMER AND CONCENTRATION

        The Company promotes its Chapter 7 TCMS software related products and services through a national marketing arrangement with Bank of America. Through this arrangement the Company receives revenues based on the number of trustees and the level of trustees' deposits with that institution. The Company also earns revenue from conversions, upgrades, electronic banking services, technology services and marketing and consulting services. Revenues recognized by the Company from Bank of America as a result of these arrangements were approximately $29,476,000 for 2002, $22,335,000 for 2001, and $14,610,000 for 2000. The increase in each year shown was from increases in the number of trustees and deposits, electronic banking, technology integration fees, technology management fees and marketing and consulting services. Additionally, Bank of America represented approximately 77% of the Company's accounts receivable balance as of December 31, 2002 and 2001.

NOTE 14:    BUSINESS ACQUISITIONS

CPT Group, Inc.

        On July 10, 2002, the Company acquired the Chapter 7 trustee business of CPT Group, Inc. in Orange County, California. The purchase price totaled $852,000, including acquisition costs of $52,000. The net purchase price of $800,000 was paid in cash. The purchase price was allocated to software of $11,000 and customer contracts of $620,000. The software is being amortized on a straight-line basis over 12 months, while the customer contracts are being amortized on a straight-line basis over 10 years. The remainder of the purchase price was allocated to goodwill and totaled $221,000. In accordance with SFAS No. 142, the goodwill is not being amortized.

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

        The total value of the transaction was $7,109,000, of which $5,338,000 was paid in cash (partially financed with short-term borrowings under a line of credit (see Note 5), $797,000 was deferred in the form of a non-interest bearing note with a face value of $1,000,000 discounted using an implied rate of 9% per year and $974,000 represented assumed liabilities. The note is payable in four annual installments of $250,000, the first of which was paid in April 2001 and the remaining balance is presented as deferred acquisition price on the balance sheet. The purchase price was allocated to net tangible assets of $323,000, software of $362,000, a non-compete agreement of $50,000, and $364,000 was allocated to acquired in-process research and development and treated as a charge to earnings reducing after tax income for 2000 by $217,000. The acquired in-process research and development related to PHiTECH's new, next-generation Java-based product, which the Company completed in the first quarter of 2001, and was approximately 80% complete at the time of the acquisition. Of the remaining $6,011,000 purchase price, $650,000 was allocated to trade names and $700,000 to customer contracts that are being amortized on a straight-line basis over 10 years. The excess purchase price of $4,661,000 was allocated to goodwill, which was being amortized on a straight-line basis over ten years. Amortization ceased on January 1, 2002, the date the Company adopted SFAS No. 142.

        The acquisition was accounted for using the purchase method of accounting with the operating results included in the Company's Statement of Income since the date of acquisition.

        The operating revenues, expenses and net income associated with the Chapter 7 trustee business of CPT Group, Inc. prior to its acquisition were not significant and therefore are not reflected in the table below. Unaudited pro forma operations assuming the purchase acquisitions were made at the beginning of the year preceding the ROC Technologies, Inc. and PHiTECH, Inc. acquisitions are as follows:

	Year Ended December 31,
	2001	2000
	(In Thousands, Except Per Share Data)
Operating Revenues	$31,774	$25,131
Net Income	3,429	330
Net Income Per Share:
Basic	$0.25	$0.03
Diluted	$0.24	$0.03

        The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been completed on those dates, nor is it necessarily indicative of future operations.

        Pro forma data reflect the difference in amortization expense between the Company and the acquired companies as well as a reduction in interest income based on the utilization of interest-bearing investments to purchase the business and interest expense related to borrowings to finance the PHiTECH acquisition.

NOTE 15:    SEGMENT REPORTING

        The Company has three operating segments in which it allocates resources and assesses performance: Chapter 7 and related bankruptcy services, Chapter 13 services, and infrastructure software. For Chapter 7 and related bankruptcy services and Chapter 13 services, the Company serves a national client base of bankruptcy trustees and related entities by developing specialty software products and providing coordinated support (network integration, post-installation support and other value-added services), which facilitate the administrative aspects of bankruptcy management for court-appointed trustees. The individual bankruptcy segments have similar operating and economic characteristics and have been presented as one aggregated reportable segment. With the acquisition of PHiTECH in 2000, the Company also develops specialty infrastructure software products for financial services and other markets and provides support for these software products, which has been reported as the second operating segment.

        Information concerning operations in these reportable segments of business is as follows:

	2002	2001	2000
	(In Thousands)
Operating revenues:
Bankruptcy and related services	$36,256	$28,149	$19,906
Infrastructure software	2,020	1,963	3,351

Total operating revenues	38,276	30,112	23,257

Cost of sales:
Cost of products and services:
Bankruptcy and related services	6,363	5,462	4,900
Infrastructure software	932	882	1,122
Depreciation and amortization:
Bankruptcy and related services	3,707	3,286	2,948
Infrastructure software	1,137	440	151

Total cost of sales	12,139	10,070	9,121

Gross profit:
Bankruptcy and related services	26,186	19,401	12,058
Infrastructure software	(49)	641	2,078

Total gross profit	$26,137	$20,042	$14,136

	Year Ended December 31,
	2002	2001
	(In Thousands, Except Per Share Data)
Accounts Receivable, net
Bankruptcy and related services	$5,086	$4,239
Infrastructure software	538	190
Other	23	69

Total	$5,647	$4,498

Property and Equipment, net
Bankruptcy and related services	$3,074	$3,548
Infrastructure software	210	259
Other	8,602	7,130

Total	$11,886	$10,937

Software Development Costs, net
Bankruptcy and related services	$1,468	$1,714
Infrastructure software	2,868	2,412
Other	—	—

Total	$4,336	$4,126

Goodwill, net
Bankruptcy and related services	$17,449	$17,398
Infrastructure software	3,826	3,826
Other	—	—

Total	$21,275	$21,224

Other Intangibles, net
Bankruptcy and related services	$3,030	$2,761
Infrastructure software	989	1,136
Other	—	—

Total	$4,019	$3,897

        The Company has not disclosed any additional asset information or net income by segment, as the information is not reviewed by the chief operating decision maker, is not produced internally and its preparation is impracticable.

NOTE 16:    ADDITIONAL CASH FLOWS INFORMATION

	2002	2001	2000
	(In Thousands)
Additional Cash Information
Interest paid	$139	$117	$291
Income taxes paid	3,128	1,837	1,309
Noncash Investing and Financing Activities
Capital lease obligation incurred for equipment	$—	$—	$369

        The Company acquired certain business assets of CPT Group, Inc and received a settlement for contingencies on the ROC acquisition in 2002. The Company acquired certain business assets and assumed certain liabilities of ROC in 2001 and substantially all business assets of PHiTECH in 2000, respectively (see Note 14). In conjunction with the acquisitions, cash flow information is as follows:

	2002 CPT and ROC	2001 ROC	2000 PHiTECH
	(In Thousands)
Fair value of assets acquired	$852	$12,228	$7,109
Deferred obligation incurred in purchase transaction	—	—	(797)
Settlement of contingencies from ROC acquisition	(170)	—	—
Liabilities assumed	—	(40)	(974)

Cash paid for acquisition	682	12,188	5,338
Cash acquired	—	—	4

Cash paid for acquisition, net of cash acquired	$682	$12,188	$5,334

NOTE 17:    SUBSEQUENT EVENT

        On January 31, 2003, the Company, through its wholly-owned subsidiary, EPIQ Systems Acquisition Inc., acquired 100% of the membership interests of Bankruptcy Services LLC ("BSI"), a provider of technology-based case management, consulting and administrative services to Chapter 11 cases. The purchase price totaled $66,000,000, before acquisition costs, consisting of $49,500,000 in cash and 1,054,230 shares of restricted common stock. In accordance with SFAS No. 142, the goodwill will not be amortized.

        The acquisition will be accounted for using the purchase method of accounting.

*        *        *

EXHIBIT INDEX

        The following exhibits are filed with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description
3.1	Articles of Incorporation, as amended.(1)
3.2	Bylaws, as amended and restated.(2)
4.1	Reference is made to exhibits 3.1 and 3.2.
10.1	Agreement for Computerized Trustee Case Management System between the Company and NationsBank of Texas, N.A., dated November 22, 1993.(3) +
10.2	1995 Stock Option Plan, as amended.(4)
10.3	Asset Purchase Agreement dated as of March 3, 2000, between the Company and PHiTECH, Inc.(5)
10.4	Securities Purchase Agreement dated as of November 7, 2002, among the Company and the Purchasers named therein.(6)
10.5	Purchase and Assumption Agreement dated as of October 10, 2001, among ROC Technologies. Inc., Comerica Holdings Incorporated and the Company.(7)
10.6	Real Estate Contract between T & J Investment Co. and the Company effective as of April 30, 2001.(8)
10.7
Membership Interest Purchase Agreement dated as of January 31, 2003, among Jay D. Chazanoff, Stephen R. Simms, Ron L. Jacobs and Kathleen Gerber and Bankruptcy Services LLC and EPIQ Systems Acquisition, Inc. and the Company.(9)
10.8	Employment Agreement dated as of January 31, 2003, between Bankruptcy Services LLC, the Company and Ron Jacobs.(9)
10.9	Employment Agreement dated as of January 31, 2003, between Bankruptcy Services LLC, the Company and Kathleen Gerber.(9)
10.10	Stock Option Agreement dated as of January 31, 2003, among the Company, Bankruptcy Services, LLC and Ron Jacobs.(9)
10.11	Commercial Loan Agreement dated June 4, 2002, between Gold Bank and the Company for $10,000,000 revolving loan.(10)
10.12	Promissory Note dated June 4, 2002, from the Company to Gold Bank.(10)
10.13	Commercial Loan Agreement dated August 7, 2002, between Gold Bank and the Company for $5,000,000 revolving loan.(11)
10.15	Promissory Note dated August 7, 2002, from the Company to Gold Bank.(11)
21.1	List of Subsidiaries.*
23.1	Consent of Deloitte & Touche LLP, Independent Auditors'.*
99.1	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350.*

*
Filed herewith.

+
Portions of the Exhibit have been omitted pursuant to a request for confidential treatment.

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

(3)
Incorporated by reference and previously filed as an exhibit to the registration statement on Form S-3 filed with the Securities and Exchange Commission (File No. 333-101232) on February 4, 2003.

(4)
Incorporated by reference and previously filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission (File No. 333-51525) on May 1, 1998.

(5)
Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2000, as amended.

(6)
Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2002.

(7)
Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2001.

(8)
Incorporated by reference and previously filed as an exhibit to the annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 21, 2002.

(9)
Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2003.

(10)
Incorporated by reference and previously filed as an exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 12, 2002.

(11)
Incorporated by reference and previously filed as an exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on October 25, 2002.

QuickLinks

EPIQ SYSTEMS, INC. ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
NOTES TO FINANCIAL STATEMENTS
EXHIBIT INDEX