Form 10-Q
period 2003-03-31
EPIQ SYSTEMS INC
filed 2003-05-12
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

OR

Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from                  to

Commission File Number 0-22081

EPIQ SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Missouri	48-1056429
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

501 Kansas Avenue, Kansas City, Kansas 66105-1300
(Address of principal executive office)

913-621-9500
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes    ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

The number of shares outstanding of registrant’s common stock at May 2, 2003:

Class	Outstanding
Common Stock, $.01 par value	17,681,607

EPIQ SYSTEMS, INC. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED MARCH 31, 2003

PART I - FINANCIAL INFORMATION

ITEM 1.          Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

OPERATING REVENUES:
Bankruptcy case management fees	$9,979	$7,658
Bankruptcy professional services	4,096	851
Infrastructure software and other	560	487
Total Operating Revenues	14,635	8,996

COST OF SALES:
Cost of products and services	3,181	1,794
Depreciation and amortization	1,294	1,130
Total Cost of Sales	4,475	2,924

GROSS PROFIT	10,160	6,072

OPERATING EXPENSES:
General and administrative	4,039	2,963
Depreciation	170	121
Amortization - intangibles	719	117
Acquisition related	1,485	—
Total Operating Expenses	6,413	3,201

INCOME FROM OPERATIONS	3,747	2,871

INTEREST INCOME (EXPENSE):
Interest income	113	135
Interest expense	(43)	(22)
Net Interest Income	70	113

INCOME BEFORE INCOME TAXES	3,817	2,984

PROVISION FOR INCOME TAXES	1,505	1,131

NET INCOME	$2,312	$1,853

NET INCOME PER SHARE INFORMATION:
Basic	$0.13	$0.13
Diluted	$0.13	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,250	14,410
Diluted	17,782	14,992

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$15,876	$59,827
Accounts receivable, trade, less allowance for doubtful accounts of $111 and $31, respectively	10,989	5,647
Prepaid expenses and other	899	962
Total Current Assets	27,764	66,436

PROPERTY AND EQUIPMENT, net	12,705	11,886
SOFTWARE DEVELOPMENT COSTS, net	4,751	4,336

OTHER ASSETS:
Goodwill	68,014	21,275
Other intangibles, net of accumulated amortization of $1,575 and $1,051, respectively	20,203	4,019
Other	67	85
Total Other Assets, net	88,284	25,379
Total Assets	$133,504	$108,037

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$2,762	$1,076
Accrued expenses	1,920	663
Income taxes payable	517	290
Deferred revenue	708	868
Deferred income tax	84	106
Current portion of deferred acquisition price	660	241
Current maturities of long-term obligations	96	97
Total Current Liabilities	6,747	3,341

DEFERRED REVENUE	33	52
LONG-TERM OBLIGATIONS (less current portion)	41	66
DEFFERED ACQUISITION PRICE (less current portion)	3,289	223
DEFERRED INCOME TAXES	2,190	1,980
Total Liabilities	12,300	5,662

STOCKHOLDERS’ EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; authorized 50,000,000 shares; issued and outstanding –17,610,275 and 16,538,287 shares at March 31, 2003 and December 31, 2002, respectively	176	165
Additional paid-in capital	100,236	83,730
Retained earnings	20,792	18,480
Total Stockholders’ Equity	121,204	102,375
Total Liabilities and Stockholders’ Equity	$133,504	$108,037

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,312	$1,853
Adjustments to reconcile net income to net cash from operating activities:
Provision for deferred income taxes	188	145
Depreciation and amortization	948	868
Amortization of software development costs	515	383
Amortization of other intangible assets	719	117
Loss on disposal or sale of equipment	16	70
Accretion of discount on deferred acquisition price	39	15
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	(5,342)	(1,756)
Prepaid expenses and other assets	142	4
Accounts payable and accrued expenses	1,693	(932)
Deferred revenue	(179)	(8)
Income taxes, including tax benefit from exercise of stock options	273	549
Net cash from operating activities	1,324	1,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,372)	(1,732)
Proceeds from sale of property and equipment	3	30
Software development costs	(589)	(444)
Settlement of contingencies from previous acquisition	—	170
Cash paid for acquisition of business, net of cash acquired	(43,263)	—
Net cash from investing activities	(45,221)	(1,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(25)	(28)
Direct costs associated with stock offering	(114)	—
Proceeds from exercise of stock options and warrants	85	76
Net cash from financing activities	(54)	48

NET DECREASE IN CASH AND CASH EQUIVALENTS	(43,951)	(620)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,827	25,306
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,876	$24,686

Supplemental disclosures of cash flow information:
Interest paid	4	7
Income taxes paid	1,044	436

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

EPIQ Systems, Inc. and subsidiary (the “Company”) is a national provider of technology-based solutions to law firms and attorneys who work in the federal bankruptcy system and to companies that have filed for bankruptcy reorganization. The Company’s products provide a single environment in which its customers administer cases, automating various administrative tasks pertaining to bankruptcy claims, assets, financial records and other data associated with liquidations and reorganizations. In addition to the Company’s bankruptcy management business, the infrastructure software division develops file transfer software used by companies in various industries.

Comprehensive Income

The Company has no components of other comprehensive income; therefore comprehensive income equals net income.

Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, which requires compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Options awarded under the Company’s plan are granted with an exercise price equal to the fair market value on the date of the grant. Had the compensation cost been determined based on the fair value at the grant dates using SFAS No. 123, the Company’s net income and net income per share for the three months ended March 31, 2003 and 2002 would have been adjusted to the following pro forma amounts:

		(In Thousands, Except Per Share Data)
		2003	2002

Net income, as reported		$2,312	$1,853
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax		(578)	(141)
Net income, pro forma		$1,734	$1,712

Net income per share – Basic	As reported	$.13	$.13
	Pro forma	$.10	$.12

Net income per share – Diluted	As reported	$.13	$.12
	Pro forma	$.10	$.11

Pro forma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of stock options.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. The Company’s adoption of this standard as of January 1, 2003 did not have a material effect on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections principally to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company’s adoption of this standard as of January 1, 2003 did not have a material effect on its financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities, which is effective for any activity initiated after December 31, 2002. This SFAS modifies the timing and measurement of the recognition of costs associated with an exit or disposal activity and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Company’s adoption of this standard as of January 1, 2003 did not have a material effect on its financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 elaborates on the existing disclosure requirements for most guarantees.  FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to the issuance of FIN 45.  The adoption of FIN 45 on January 1, 2003 did not have a material effect on the Company’s financial position, results of operations or financial statement disclosure.

Reclassification

Certain reclassifications have been made to the prior periods’ interim financial statements to conform with the current period’s financial statement presentation.

NOTE 2: INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q of the SEC and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial statements, and do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes, which are included in its Form 10-K for the year ended December 31, 2002.

In the opinion of management of the Company, the accompanying financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and its cash flows for the three months then ended.

The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3: NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average common shares and all potentially dilutive common share equivalents outstanding during the period. The computation of earnings per share for the three months ended March 31, 2003 and 2002 is as follows:

	(In Thousands, Except Per Share Data)
	Three Months Ended March 31,
	2003	2002

Net Income	$2,312	$1,853

Weighted average common shares outstanding	17,250	14,410
Weighted average common share equivalents (stock options)	532	582
Weighted average diluted common shares outstanding	17,782	14,992

Net Income per share:
Basic	$0.13	$0.13
Diluted	$0.13	$0.12

Options to purchase 91,000 and 15 shares of common stock for the three-month period ended March 31, 2003 and 2002, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.

NOTE 4:  GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at March 31, 2003 and December 31, 2002 consisted of the following:

	(In Thousands)
	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer contracts	$8,760	$1,143	$4,060	$656
Trade names	710	228	710	206
Non-compete agreement	12,030	400	300	189
	$21,500	$1,771	$5,070	$1,051

Goodwill and unamortized intangible assets:
Goodwill	$68,014	$—	$21,275	$—
Trade names	474	—	—	—
	$68,488	$—	$21,275	$—

Aggregate amortization expense was $719,000 and $117,000 for the three month periods ended March 31, 2003 and 2002, respectively. Amortization expense related to intangibles assets is estimated to be $3,757,000 in 2003, $4,032,000 in 2004, $1,814,000 in 2005 and $1,618,000 in 2006 and 2007.

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2003 and year ended December 31, 2002 are as follows:

	(In Thousands)
	March 31, 2003, Quarter Ended			December 31, 2002, Year Ended
	Bankruptcy Segment	Infrastructure Software Segment	Total	Bankruptcy Segment	Infrastructure Software Segment	Total

Balance, beginning of period	$17,449	$3,826	$21,275	$17,398	$3,826	$21,224
Goodwill acquired during the period	46,739	—	46,739	221	—	221
Settlement of contingencies from previous acquisition	—	—	—	(170)	—	(170)
Balance, end of period	$64,188	$3,826	$68,014	$17,449	$3,826	$21,275

NOTE 5: BUSINESS ACQUISITION

On January 31, 2003, the Company, through its wholly-owned subsidiary, EPIQ Systems Acquisition Inc., acquired 100% of the membership interest of Bankruptcy Services LLC (“BSI”), a provider of technology-based case management, consulting and administrative services for Chapter 11 cases. The total value of the transaction was $67,014,000, of which $45,500,000 was paid in cash, $16,500,000 (1,054,000 shares) was paid in restricted stock of the Company and $3,445,000 was deferred in the form of a non-interest bearing note with a face value of $4,000,000 discounted using an implied rate of 5% per annum, $1,250,000 represents assumed liabilities and $319,000 was paid in acquisition costs.  The note is payable in five annual installments and is presented as deferred acquisition price on the balance sheet. The purchase price was allocated preliminarily to net tangible assets of $3,030,000, software of $341,000, trade name of $474,000, customer backlog of $4,700,000 and non-compete agreement of $11,730,000 subject to finalization of valuation procedures and analysis of costs. The software is being amortized over three years, the customer backlog over two years and the non-compete agreement over 10 years, all using the straight-line method. The trade name is not being amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired. The excess purchase price of $46,739,000 was allocated to goodwill and, in accordance with SFAS No. 142, is not being amortized.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the Company’s statement of income since the date of acquisition.

Unaudited pro forma operations assuming the purchase acquisition was made at the beginning of the year preceding the acquisition are shown below:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Operating Revenues	$16,612	$13,251
Net Income	$2,603	$2,686
Net Income Per Share:
Basic	$0.15	$0.15
Diluted	$0.15	$0.15

The pro forma information is not necessarily indicative of what would have occurred had the acquisition been completed on that date nor is it necessarily indicative of future operations.

Pro forma data reflects the difference in amortization expense between the Company and the acquired company as well as other adjustments including income taxes, management compensation and other.

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

The acquisition was accounted for using the purchase method of accounting with the operating results included in the Company’s statement of income since the date of acquisition.

The operating revenues, expenses and net income associated with the Chapter 7 trustee business of CPT Group, Inc. prior to its acquisition were not significant.

NOTE 6: SEGMENT REPORTING

The Company has two operating segments to which it allocates resources and assesses performance: bankruptcy and related services and infrastructure software.

Previously the Company had three operating segments to which it allocated resources and assessed performance; Chapter 7 and related bankruptcy services, Chapter 13 services and infrastructure software. The individual bankruptcy segments were previously presented as one aggregated reportable segment due to similar operating and economic characteristics.

With the acquisition of Bankruptcy Services LLC, the Company’s bankruptcy operating model is now based on providing comprehensive bankruptcy case management solutions supported by a bankruptcy shared services organization.  The products of the Company automate various administrative tasks pertaining to bankruptcy claims, assets, financial records and other data associated with liquidations and reorganizations, and the services assist customers in organizing and managing their databases of case information in preparing notices and mailings, and in fulfilling their various responsibilities.

The Company’s reporting system derives segment information by specifically attributing revenues for the bankruptcy segment to bankruptcy trustees (Chapters 7 and 13) and debtors in possession (Chapter 11). A significant portion of costs and assets are shared and are not charged directly or by allocation within the bankruptcy segment.

The infrastructure software segment develops file transfer software used by companies in various industries.

Information concerning operations in these reportable segments of business is as follows:

	Three Months Ended March 31,
	2003	2002
Operating revenues:
Bankruptcy and related services:
Bankruptcy trustees – Chapters 7 and 13	$10,212	$8,509
Debtors in possession – Chapter 11	3,863	—
Total Bankruptcy and related services	$14,075	$8,509
Infrastructure software	560	487
Total operating revenues	$14,635	$8,996

	Three Months Ended March 31,
	2003	2002
Cost of sales:
Cost of products and services:
Bankruptcy and related services	$2,959	$1,545
Infrastructure software	222	249
Depreciation and amortization:
Bankruptcy and related services	961	894
Infrastructure software	333	236
Total cost of sales	$4,475	$2,924
Gross profit:
Bankruptcy and related services	$10,155	$6,070
Infrastructure software	5	2
Total gross profit	$10,160	$6,072

	Period Ended
	March 31, 2003	December 31, 2002
Accounts Receivable, net
Bankruptcy and related services	$10,527	$5,086
Infrastructure software	462	538
Other	—	23
Total	$10,989	$5,647

Property and Equipment, net
Bankruptcy and related services	$3,759	$3,074
Infrastructure software	245	210
Other	8,701	8,602
Total	$12,705	$11,886

Software Development Costs, net
Bankruptcy and related services	$2,344	$1,468
Infrastructure software	2,407	2,868
Other	—	—
Total	$4,751	$4,336

Goodwill, net
Bankruptcy and related services	$64,188	$17,449
Infrastructure software	3,826	3,826
Other	—	—
Total	$68,014	$21,275

Other Intangibles, net
Bankruptcy and related services	$19,252	$3,030
Infrastructure software	951	989
Other	—	—
Total	$20,203	$4,019

The Company has not disclosed any additional asset information or net income by segment, as the information is not reviewed by the chief operating decision maker, is not produced internally and its preparation is impracticable.

NOTE 7: LINES OF CREDIT

The Company has two lines of credit totaling $15,000,000. The lines of credit accrue variable interest, revised daily, equal to the New York Prime Rate as published in the Wall Street Journal (4.25% at March 31, 2003). Borrowings are unsecured, however, the lines contain certain financial covenants pertaining to the maintenance of net worth and net income to interest expense ratios. The Company was in compliance with all of the financial covenants for the periods ended March 31, 2003 and December 31, 2002.

There were no borrowings outstanding under these lines of credit as of March 31, 2003 and December 31, 2002. The revolving lines of credit mature on June 4, 2003. The Company anticipates no difficulties in renewing these lines of credit on substantially similar terms.

ITEM 2.                        Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

The Company develops, markets and licenses proprietary software solutions for workflow management and data communications infrastructure for the bankruptcy and the financial services markets.  The Company’s specialized products streamline its customers’ internal business operations and external communications and enable them to minimize operating costs through automation.  In combination with its software products, the Company also provides a high level of coordinated support, including network integration, post-installation support and industry-specific value-added services.

For the bankruptcy market, the Company provides technology-based solutions to law firms and attorneys who work in the federal bankruptcy system and to companies that have filed for bankruptcy reorganization. Customers implement the Company’s solutions to administer personal and corporate bankruptcy cases of all sizes. The Company’s products automate various administrative tasks pertaining to bankruptcy claims, assets, financial records and other data associated with liquidations and reorganizations. The Company’s services assist customers in organizing and managing their databases of case information, preparing notices and mailings, and in fulfilling their additional responsibilities. Customers implementing EPIQ System’s bankruptcy management solution have a single environment in which to administer their cases.

Bankruptcy and Related Services:

Bankruptcy Trustees

Chapter 7:

The Company’s primary offering for Chapter 7 is TCMSTM, a package of computer hardware, support services and a proprietary software product installed in a trustee’s office to manage asset liquidations, creditor distributions, and government reporting. The Company promotes its Chapter 7 software related products and services through a national marketing arrangement with Bank of America. Under this arrangement:

•                  trustee customers agree to deposit the cash proceeds from liquidations of debtors’ assets with Bank of America.

•                  the Company licenses its proprietary software to the trustee and furnishes hardware, customization of reports, software training, remote diagnostics and customer support, all at no cost to the trustee;

•                  the Company collects from Bank of America monthly revenues based upon a percentage of the total liquidated assets on deposit and on the number of trustees.

Revenues are also derived from conversions and software upgrades provided to Chapter 7 trustees, as well as from customized software, technology services and marketing and strategic consulting services that the Company provides directly to Bank of America in support of their national marketing arrangement.

Chapter 13:

CasePowerTM, the Company’s primary Chapter 13 offering, provides a proprietary software package and related support services designed to manage debtor payments, creditor distributions and government reporting. The Company collects an initial implementation fee, as well as monthly revenues directly from each trustee based on the number of cases in the trustee’s database and the number of printed documents generated for the trustee.

Debtors in Possession - Chapter 11:

The Company offers a packaged solution of professional services and its proprietary technology platform, which is used by companies in Chapter 11 reorganization and their counsel. Services include claims reconciliation, noticing, balloting and technology consulting. The Company’s Chapter 11 technology platform provides web-enabled access to case information and manages the database from which services are provided. The Company collects a monthly recurring fee from its customers based on the number of claims in each case, and bills for professional services on a time and materials basis or a fixed-fee basis.

On January 31, 2003, the Company acquired 100% of the membership interests in Bankruptcy Services LLC (“BSI”). BSI provides technology-based case management, consulting and administrative services for Chapter 11 cases. The acquisition was accounted for using the purchase method of accounting, and as such, results of operations for the period ended March 31, 2003 include the results of operations of the BSI acquisition subsequent to January 31, 2003.

Infrastructure Software Market:

For the infrastructure software market, the Company’s DataExpressTM product line provides cross-platform, software-based communications infrastructure that enables corporate customers to format and securely route business-critical data over the Internet and private networks, using a variety of communication protocols.  The Company’s products automate the electronic transmission of business data and are designed to deliver the data to the right recipient, at the right time, in the right format and with the appropriate security, while reducing labor and information technology infrastructure costs to customers.  The DataExpressTM product line includes modules for data transmission, system monitoring, data reformatting and security that are designed for large companies with complex requirements.

Critical Accounting Policies

The Company considers its accounting policies related to revenue recognition and software capitalization to be critical policies in understanding the Company’s historical and future performance.

The Company recognizes revenue from the two segments of its business: bankruptcy and related services, and infrastructure software.  Within the bankruptcy and related services segment, the Company’s revenues are derived from bankruptcy case management fees and bankruptcy professional services.  The Company has agreements with each of its bankruptcy trustee or debtors in possession customers obligating the Company to deliver software products and services each month.  The fees paid are contingent upon the month-to-month delivery of the products and/or services and are based on formulas, as defined by the contracts, on the number of trustees and cash balances in a trustee’s bank account, the number of cases in a trustee’s portfolio or the number of claims tracked in each case. The formula based fees earned each month become fixed and determinable on a monthly basis as a result of all contractually required products and services being delivered by the Company.  Professional services revenues are recognized as the services are provided.

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

Results of Operations

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

Operating revenues of $14,635,000 increased 62.7% in the three-month period ended March 31, 2003 compared to $8,996,000 from the same period in the prior year. Bankruptcy and related services revenues, of $14,075,000 in the quarter ended March 31, 2003, increased 65.4% compared to $8,509,000 in 2002. Bankruptcy case management fees are generated from the Company’s bankruptcy software products and support services and from upgrade fees received from Bank of America when a major upgrade of the TCMSTM product is completed and the upgrade is delivered to every Chapter 7 trustee that has a contract with that bank. Bankruptcy case management fees increased 30.3% or $2,321,000 from 2002 due to 17.7% growth in the value of bankruptcy estate deposits and the acquisition of BSI. Bankruptcy professional services revenue, which includes income derived from fee based services to customers, fees for noticing and mailing services and fees provided directly to Bank of America to assist with bank activities that pertain directly to the bank’s support of bankruptcy trustee relationships grew $3,245,000 from 2002. The increase was due to the combination of increased fees from Bank of America for marketing and strategic consulting and technology services, which accounted for 3.9% of the bankruptcy and related services revenues for 2003 compared to 0.5% for 2002, and the acquisition of the BSI business in January 2003.

Total cost of sales increased 53.0% to $4,475,000 for the quarter ended March 31, 2003 compared to $2,924,000 for the quarter ended March 31, 2002. Total cost of sales as a percentage of revenues decreased to 30.6% in the first quarter of 2003 compared to 32.5% in the first quarter of 2002. Cost of products and services increased 77.3% or $1,387,000 to $3,181,000 in the quarter ended March 31, 2003 compared to $1,794,000 for the corresponding period in 2002. Cost of products and services, as a percentage of revenues, was 21.7% in the first quarter of 2003 compared to 19.9% in the first quarter of 2002 primarily due to increased noticing and printing services as a result of the BSI acquisition. This was partially offset by an increase in deposits balances, which generate fees without significant increases in the cost of products and services.  Depreciation and amortization expense as a percentage of revenues was 8.8% for the first quarter 2003 compared to 12.6% for 2002, primarily due to lower hardware and software investments for BSI compared to historical Company expenditures.

Operating expenses increased 100.0% to $6,413,000 for the quarter ended March 31, 2003 compared to $3,201,000 for the same period in the prior year. Operating expenses, as a percentage of operating revenues, were 43.8% and 35.6% for the quarter ended March 31, 2003 and 2002, respectively. General and administrative expenses increased 36.3% over the prior year due mainly to the BSI acquisition. Acquisition related expenses, consisting of executive bonuses, legal, accounting and valuation services, and travel, were $1,485,000 for the quarter ended March 31, 2003 due to the investigation of potential and completed acquisitions. Amortization of intangibles increased $602,000 due to the BSI acquisition related intangibles consisting of customer contracts and non-compete agreement.

The Company had net interest income of $70,000 and $113,000 for the three-month periods ended March 31, 2003 and 2002, respectively. The decrease in interest income is a result of a reduction in interest rates on investments.

The Company had an effective tax rate of 39.4% for the quarter ended March 31, 2003 compared to 37.9% for the first quarter of 2002 due to higher tax rates in New York City and State, the location of BSI.

Net income as a percentage of operating revenues was 15.8% for the quarter ended March 31, 2003 compared to 20.6% in 2002. The decrease in net income as a percentage of operating revenues was largely due to increased acquisition related expenses, increased amortization expense and a higher effective tax rate, partially offset by a higher gross margin.

Liquidity and Capital Resources

The Company’s cash and cash equivalents and short-term investments decreased to $15,876,000 as of March 31, 2003 compared to $59,827,000 at December 31, 2002. Cash used to purchase property and equipment, capitalized software development costs, the acquisition of the membership interests of BSI and increased accounts receivable was partially offset by cash generated from the net income, depreciation and amortization and reduced tax payments.

The Company generated cash of $1,324,000 and $1,308,000 from operations for the three months ended March 31, 2003 and 2002, respectively. The cash flow generated from operations consisted primarily of cash generated from net income, reduced tax payments and prepaid expenses and other assets, which were partially offset by an increase in accounts receivable and deferred revenue. The cash generated was partially offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses. Accounts receivable increased from $5,647,000 to $10,989,000 or 94.6% due to increased sales, the acquisition of BSI and timing of billing and collections.

Net cash used in investing activities for the three-month period ended March 31, 2003 and 2002 totaled $45,221,000 and $1,976,000, respectively. Use of cash included purchased property and equipment totaling $1,372,000 and $1,732,000 for the three-month periods ended March 31, 2003 and 2002, respectively. Property and equipment purchased during the first quarter of 2003 included installation of computer equipment at trustee locations for the bankruptcy services products and investment in the BSI business. During the three-month period ended March 31, 2002, property and equipment purchased included $1,017,000 related to the building expansion of the Company’s headquarters facility and the installation of computer equipment at trustee locations. Net cash used in the acquisition of BSI totaled $43,263,000 in 2003.

The Company incurred software development costs totaling $589,000 and $444,000 for the three-months ended March 31, 2003 and 2002, respectively. Internal software costs incurred in the creation of computer software products are capitalized as soon as technological feasibility has been established. Prior to the completion of a detailed program design, development costs are expensed. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. The Company anticipates future investments in software development will be at or above levels in previous periods.

Net cash used in financing activities totaled $54,000 in the three months ended March 31, 2003 compared to net cash generated totaling $48,000 for 2002. During the three month period ended March 31, 2003, proceeds from the exercise of stock options were offset by principal payments on capital lease obligations and settlement of costs related to the November 2002 private placement of the Company’s common stock. For the same period in 2002, principal payments on capital lease obligations were partially offset by proceeds from the exercise of stock options.

The Company maintains two working capital lines of credit for a total of $15,000,000, both maturing on June 4, 2003. No amounts were outstanding under either line of credit at March 31, 2003. The Company intends to renew its lines of credit and anticipates no difficulties in negotiating similar terms.

The Company believes that the funds generated from operations plus amounts available under its lines of credit will be sufficient to finance the Company’s currently anticipated working capital and property and equipment expenditures for the foreseeable future.

Forward-Looking Statements

In this report, the Company makes statements that plan for or anticipate the future. These forward-looking statements include statements about the Company’s future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on the Company’s current expectations.

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective” and “potential.”  Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements. Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  These factors include, but are not limited to, (1) any material changes in the Company’s total number of bankruptcy trustees and bankruptcy cases, (2) any material changes in the Company’s Chapter 7 deposits, the services required by the Company’s Chapter 11 or Chapter 13 cases, or the number of cases processed by Chapter 13 bankruptcy trustees,  (3) changes in the number of bankruptcy filings each year, (4) reliance on the Company’s marketing arrangement and pricing arrangements with Bank of America for Chapter 7 revenues (5) changes in bankruptcy legislation, (6) risks associated with the integration of acquisitions into the Company’s existing business operations, including the BSI acquisition and (7) other risks detailed from time to time in the Company’s filings with the SEC, including the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company undertakes no obligations to update any forward-looking statements contained herein to reflect future events or developments.

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

ITEM 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–14(c)), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a–14(c) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

EPIQ SYSTEMS, INC.

March 31, 2003 FORM 10-Q

PART II - OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds.

(c)                                  On January 31, 2003, the Company issued 1,054,230 shares of restricted common stock to four individual owners of Bankruptcy Services LLC (“BSI”) as payment of a portion of the purchase price for 100% of the membership interests in BSI acquired by the Company. The Company issued the common stock in reliance on the exemption form registration in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

99.1                           Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

(b)                                  Reports on Form 8-K.

A report on Form 8-K on February 10, 2003, was amended by a report on form 8-K/A filed on March 25, 2003, reporting the acquisition of Bankruptcy Services LLC and including historical and pro forma financial information for BSI and the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIQ Systems, Inc.

Date:	May 12, 2003	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	May 12, 2003	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       May 12, 2003

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       May 12, 2003

/s/ Elizabeth M. Braham
Elizabeth M. Braham
Vice President, Chief Financial Officer