Form 10-Q
period 2003-06-30
EPIQ SYSTEMS INC
filed 2003-08-08
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The number of shares outstanding of registrant’s common stock at July 22, 2003:

Class	Outstanding
Common Stock, $.01 par value	17,753,047

EPIQ SYSTEMS, INC. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED JUNE 30, 2003

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

OPERATING REVENUES:
Bankruptcy case management fees	$10,235	$7,067	$20,214	$14,725
Bankruptcy professional services	6,849	1,554	10,945	2,404
Infrastructure software and other	478	455	1,038	943
Total Operating Revenues	17,562	9,076	32,197	18,072

COST OF SALES:
Cost of products and services	4,283	1,797	7,464	3,591
Depreciation and amortization	1,210	1,190	2,504	2,320
Total Cost of Sales	5,493	2,987	9,968	5,911

GROSS PROFIT	12,069	6,089	22,229	12,161

OPERATING EXPENSES:
General and administrative	4,697	2,917	8,737	5,880
Depreciation	202	136	371	257
Amortization—intangibles	1,013	116	1,732	233
Acquisition related	—	—	1,485	—
Total Operating Expenses	5,912	3,169	12,325	6,370

INCOME FROM OPERATIONS	6,157	2,920	9,904	5,791

INTEREST INCOME (EXPENSE):
Interest income	57	115	170	250
Interest expense	(54)	(18)	(97)	(40)
Net Interest Income	3	97	73	210

INCOME BEFORE INCOME TAXES	6,160	3,017	9,977	6,001

PROVISION FOR INCOME TAXES	2,552	1,141	4,057	2,272

NET INCOME	$3,608	$1,876	$5,920	$3,729

NET INCOME PER SHARE INFORMATION:
Basic	$0.20	$0.13	$0.34	$0.26
Diluted	$0.20	$0.13	$0.33	$0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,687	14,446	17,470	14,428
Diluted	18,204	14,951	17,987	14,974

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$20,818	$59,827
Accounts receivable, trade, less allowance for doubtful accounts of $244 and $31, respectively	10,772	5,647
Prepaid expenses and other	744	962
Refundable income taxes	407	—
Total Current Assets	32,741	66,436

PROPERTY AND EQUIPMENT, net	12,685	11,886
SOFTWARE DEVELOPMENT COSTS, net	5,003	4,336

OTHER ASSETS:
Goodwill	68,014	21,275
Other intangibles, net of accumulated amortization of $2,783 and $1,051, respectively	19,191	4,019
Other	67	85
Total Other Assets, net	87,272	25,379
Total Assets	$137,701	$108,037

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$1,753	$1,076
Accrued expenses	2,396	663
Income taxes payable	—	290
Deferred revenue	881	868
Deferred income tax	62	106
Current portion of deferred acquisition price	684	241
Current maturities of long-term obligations	95	97
Total Current Liabilities	5,871	3,341

DEFERRED REVENUE	44	52
LONG-TERM OBLIGATIONS (less current portion)	17	66
DEFERRED ACQUISITION PRICE (less current portion)	3,066	223
DEFERRED INCOME TAXES	2,487	1,980
Total Liabilities	11,485	5,662

STOCKHOLDERS’ EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; 50,000,000 shares authorized; issued and outstanding—17,749,389 and 16,538,287 shares at June 30, 2003 and December 31, 2002, respectively	177	165
Additional paid-in capital	101,640	83,730
Retained earnings	24,399	18,480
Total Stockholders’ Equity	126,216	102,375
Total Liabilities and Stockholders’ Equity	$137,701	$108,037

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,920	$3,729
Adjustments to reconcile net income to net cash from operating activities:
Provision for deferred income taxes	463	390
Depreciation and amortization	1,883	1,768
Amortization of software development costs	992	809
Amortization of other intangible assets	1,732	233
Loss on disposal or sale of equipment	24	80
Accretion of discount on deferred acquisition price	90	27
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	(5,125)	(3,112)
Prepaid expenses and other assets	297	(149)
Accounts payable and accrued expenses	1,160	(625)
Deferred revenue	6	191
Income taxes, including tax benefit from exercise of stock options	(12)	588
Net cash from operating activities	7,430	3,929

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,313)	(3,277)
Proceeds from sale of property and equipment	20	60
Software development costs	(1,318)	(961)
Settlement of contingencies from previous acquisition	—	170
Cash paid for acquisition of business, net of cash acquired	(43,263)	—
Net cash from investing activities	(46,874)	(4,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(51)	(55)
Principal payments on long-term debt	(250)	(250)
Direct costs associated with stock offering	(114)	—
Proceeds from exercise of stock options and warrants	850	254
Net cash from financing activities	435	(51)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(39,009)	(130)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,827	25,306
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,818	$25,176

Supplemental disclosures of cash flow information:
Interest paid	$8	$13
Income taxes paid	$3,605	$1,293

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

Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, which requires compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Options awarded under the Company’s plan are granted with an exercise price equal to the fair market value on the date of the grant. Had the compensation cost been determined based on the fair value at the grant dates using SFAS No. 123, the Company’s net income and net income per share for the three and six months ended June 30, 2003 and 2002 would have been adjusted to the following pro forma amounts:

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income, as reported

$

3,608

$

1,876

$

5,920

$

3,729

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(983)	(261)	(1,576)	(433)
Net income, pro forma	$2,625	$1,615	$4,344	$3,296

Net income per share – Basic

As reported

$

0.20

$

0.13

$

0.34

$

0.26

Pro forma

$

0.15

$

0.11

$

0.25

$

0.23

Net income per share – Diluted

As reported

$

0.20

$

0.13

$

0.33

$

0.25

Pro forma

$

0.14

$

0.11

$

0.24

$

0.22

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The Company is currently assessing the impact that adoption of this statement will have on its consolidated financial statements, but does not expect the impact to be material.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 revises the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The Company is currently assessing the impact that adoption of this statement will have on its consolidated financial statements, but does not expect the impact to be material.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 elaborates on the existing disclosure requirements for most guarantees.  FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value or market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to the issuance of FIN 45.  The adoption of FIN 45 on January 1, 2003 did not have a material effect on the Company’s financial position, results of operations or financial statement disclosure.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 applies immediately to variable interest entities (VIE’s) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003.  FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period.  The Company is currently assessing the impact that adoption of this statement will have on its consolidated financial statements, but does not expect the impact to be material.

Reclassification

Certain reclassifications have been made to the prior periods’ interim financial statements to conform with the current period’s financial statement presentation.

NOTE 2:  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q of the SEC and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial statements, and do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes, which are included in its Form 10-K for the year ended December 31, 2002.

The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3:  NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of common shares outstanding during each period.  Diluted net income per share is computed using the weighted average common shares and all potentially dilutive common share equivalents outstanding during the period.  The computation of earnings per share for the three and six months ended June 30, 2003 and 2002 is as follows:

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net Income

$

3,608

$

1,876

$

5,920

$

3,729

Weighted average common shares outstanding	17,687	14,446	17,470	14,428
Weighted average common share equivalents (stock options and warrants)	517	505	517	546
Weighted average diluted common shares outstanding	18,204	14,951	17,987	14,974

Net Income per share:

Basic

$

0.20

$

0.13

$

0.34

$

0.26

Diluted

$

0.20

$

0.13

$

0.33

$

0.25

Options to purchase 94,000 and 87,000 shares of common stock for the three-month period ending June 30, 2002 and six-month period ended June 30, 2002, respectively were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price.  For both the three-month period and the six-month period ended June 30, 2003, the Company had 3,000 options that were anti-dilutive and, therefore, were not included in the computation.

NOTE 4:  GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at June 30, 2003 and December 31, 2002 consisted of the following:

	(In Thousands)
	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer contracts	$8,760	$1,825	$4,060	$656
Trade names	710	249	710	206
Non-compete agreements	12,030	709	300	189
	$21,500	$2,783	$5,070	$1,051

Goodwill and unamortized intangible assets:
Goodwill	$68,014	$—	$21,275	$—
Trade names	474	—	—	—
	$68,488	$—	$21,275	$—

Aggregate amortization expense was $1,013,000 and $116,000 for the three-month periods, and $1,732,000 and $233,000 for the six-month periods ended June 30, 2003 and 2002, respectively. Amortization expense related to intangible assets is estimated to be $3,757,000 in 2003, $4,032,000 in 2004, $1,814,000 in 2005 and $1,618,000 in 2006 and 2007.

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2003 and year ended December 31, 2002 are as follows:

	(In Thousands)
	Six Months Ended June 30, 2003			Year Ended December 31, 2002
	Bankruptcy Segment	Infrastructure Software Segment	Total	Bankruptcy Segment	Infrastructure Software Segment	Total

Balance, beginning of period	$17,449	$3,826	$21,275	$17,398	$3,826	$21,224
Goodwill acquired during the period	46,739	—	46,739	221	—	221
Settlement of contingencies from previous acquisition	—	—	—	(170)	—	(170)
Balance, end of period	$64,188	$3,826	$68,014	$17,449	$3,826	$21,275

NOTE 5:  BUSINESS ACQUISITION

On January 31, 2003, the Company, through its wholly-owned subsidiary, EPIQ Systems Acquisition Inc., acquired 100% of the membership interest of Bankruptcy Services LLC (“BSI”), a provider of technology-based case management, consulting and administrative services for Chapter 11 cases.  The total value of the transaction was $67,014,000, of which $45,500,000 was paid in cash, $16,500,000 (1,054,000 shares) was paid in restricted stock of the Company and $3,445,000 was deferred in the form of a non-interest bearing note with a face value of $4,000,000 discounted using an implied rate of 5% per annum, $1,250,000 represents assumed liabilities and $319,000 was paid in acquisition costs.  The note is payable in five annual installments and is presented as deferred acquisition price on the balance sheet.  The purchase price was allocated preliminarily to net tangible assets of $3,030,000, software of $341,000, trade name of $474,000, customer backlog of $4,700,000 and non-compete agreements of $11,730,000 subject to finalization of valuation procedures and analysis of costs.  The software is being amortized over three years, the customer backlog over two years and the non-compete agreements over 10 years, all using the straight-line method.  The trade name is not being amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired.

The excess purchase price of $46,739,000 was allocated to goodwill and, in accordance with SFAS No. 142, is not being amortized.

The acquisition was accounted for using the purchase method of accounting, with the operating results included in the Company’s statement of income since the date of acquisition.

Unaudited pro forma operations assuming the purchase acquisition was made at the beginning of the year preceding the acquisition are shown below:

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Operating Revenues

$

17,562

$

13,250

$

34,174

$

26,501

Net Income	$3,608	$2,693	$6,211	$5,379
Net Income Per Share:

Basic

$

0.20

$

0.15

$

0.35

$

0.31

Diluted

$

0.20

$

0.15

$

0.34

$

0.30

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

Previously the Company had three operating segments to which it allocated resources and assessed performance: Chapter 7 and related bankruptcy services, Chapter 13 services and infrastructure software. The individual bankruptcy segments were previously presented as one aggregated reportable segment due to similar operating and economic characteristics.

With the acquisition of Bankruptcy Services LLC, the Company’s bankruptcy operating model is now based on providing comprehensive bankruptcy case management solutions supported by a bankruptcy shared services organization.  The products of the Company automate various administrative tasks pertaining to bankruptcy claims, assets, financial records and other data associated with liquidations and reorganizations, and the services assist customers in organizing and managing their databases of case information, in preparing notices and mailings, and in fulfilling their various responsibilities.

The Company’s reporting system derives segment information by specifically attributing revenues for the bankruptcy segment to bankruptcy trustees (Chapters 7 and 13) and debtors in possession (Chapter 11). A significant portion of costs and assets are shared and are not charged directly or by allocation within the bankruptcy segment.

The infrastructure software segment develops file transfer software used by companies in various industries.

Information concerning operations in these reportable segments of business is as follows:

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating revenues:
Bankruptcy and related services:
Bankruptcy trustees – Chapters 7 and 13	$9,778	$8,621	$19,989	$17,129
Debtors in possession – Chapter 11	7,306	—	11,170	—
Total Bankruptcy and related services	17,084	8,621	31,159	17,129
Infrastructure software	478	455	1,038	943
Total operating revenues	$17,562	$9,076	$32,197	$18,072

Cost of Sales:
Cost of products and services:
Bankruptcy and related services	$4,117	$1,566	$7,076	$3,111
Infrastructure software	166	231	388	480
Depreciation and amortization:
Bankruptcy and related services	904	921	1,865	1,814
Infrastructure software	306	269	639	506
Total cost of sales	5,493	2,987	9,968	5,911
Gross profit:
Bankruptcy and related services	12,063	6,134	22,218	12,204
Infrastructure software	6	(45)	11	(43)
Total gross profit	$12,069	$6,089	$22,229	$12,161

	June 30, 2003	December 31, 2002
Accounts Receivable, net
Bankruptcy and related services	$10,237	$5,086
Infrastructure software	530	538
Other	5	23
	$10,772	$5,647

Property and Equipment, net
Bankruptcy and related services	$3,208	$3,074
Infrastructure software	219	210
Other	9,258	8,602
Total	$12,685	$11,886

Software Development Costs, net
Bankruptcy and related services	$2,502	$1,468
Infrastructure software	2,501	2,868
Other	—	—
Total	$5,003	$4,336

Goodwill, net
Bankruptcy and related services	$64,188	$17,449
Infrastructure software	3,826	3,826
Other	—	—
Total	$68,014	$21,275

Other Intangibles, net
Bankruptcy and related services	$18,276	$3,030
Infrastructure software	915	989
Other	—	—
Total	$19,191	$4,019

The Company has not disclosed any additional asset information or net income by segment, as the information is not reviewed by the chief operating decision maker, is not produced internally and its preparation is impracticable.

NOTE 7:  LINES OF CREDIT

During the quarter ended June 30, 2003, the Company entered into a new $25,000,000 revolving line of credit, which matures on May 31, 2006.  The borrowings on the line of credit accrue interest at the Prime Rate as published in the Wall Street Journal or LIBOR plus 200 basis points, at the option of the Company.  The line of credit is unsecured, however, the line contains certain financial covenants pertaining to the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) and maximum total debt to EBITDA.  The $25,000,000 revolving line of credit replaced two existing lines of credit that aggregated $15,000,000.  The Company was in compliance with all the financial covenants under the new line and the two prior lines of credit for the periods ended June 30, 2003 and December 31, 2002.

There were no borrowings outstanding under the new line of credit or the two prior lines of credit as of June 30, 2003 or December 31, 2002.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the bankruptcy market, the Company provides technology-based solutions to law firms and attorneys who work in the federal bankruptcy system and to companies that have filed for bankruptcy reorganization. Customers implement the Company’s solutions to administer personal and corporate bankruptcy cases of all sizes.  The Company’s products automate various administrative tasks pertaining to bankruptcy claims, assets, financial records and other data associated with liquidations and reorganizations.  The Company’s services assist customers in organizing and managing their databases of case information, preparing notices and mailings, and in fulfilling their additional responsibilities.  Customers implementing the Company’s bankruptcy management solution have a single environment in which to administer their cases.

Bankruptcy and Related Services:

Bankruptcy Trustees

Chapter 7:

The Company’s primary offering for Chapter 7 is TCMS®, a package of computer hardware, support services and a proprietary software product installed in a trustee’s office to manage asset liquidations, creditor distributions, and government reporting. The Company promotes its Chapter 7 software related products and services through a national marketing arrangement with Bank of America. Under this arrangement:

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

Chapter 13:

CasePower®, the Company’s primary Chapter 13 offering, provides a proprietary software package and related support services designed to manage debtor payments, creditor distributions and government reporting.  The Company collects an initial implementation fee, as well as monthly revenues directly from each trustee based on the number of cases in the trustee’s database and the number of printed documents generated for the trustee.

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

On January 31, 2003, the Company acquired 100% of the membership interests in Bankruptcy Services LLC (“BSI”). BSI provides technology-based case management, consulting and administrative services for Chapter 11 cases. The acquisition was accounted for using the purchase method of accounting, and as such, results of operations for the period ended June 30, 2003 include the results of operations of the BSI acquisition subsequent to January 31, 2003.

Infrastructure Software Market:

For the infrastructure software market, the Company’s DataExpress® product line provides cross-platform, software-based communications infrastructure that enables corporate customers to format and securely route business-critical data over the Internet and private networks, using a variety of communication protocols.  The Company’s products automate the electronic transmission of business data and are designed to deliver the data to the right recipient, at the right time, in the right format and with the appropriate security, while reducing labor and information technology infrastructure costs to customers.  The DataExpress® product line includes modules for data transmission, system monitoring, data reformatting and security that are designed for large companies with complex requirements.

Critical Accounting Policies

The Company considers its accounting policies related to revenue recognition and software capitalization to be critical policies in understanding the Company’s historical and future performance.

The Company recognizes revenue from the two segments of its business: bankruptcy and related services, and infrastructure software.  Within the bankruptcy and related services segment, the Company’s revenues are derived from bankruptcy case management fees and bankruptcy professional services.  The Company has agreements with each of its bankruptcy trustee or debtors in possession customers obligating the Company to deliver software products and services each month.  The fees paid are contingent upon the month-to-month delivery of the products and services and are based on formulas, as defined by the contracts, on the number of trustees and cash balances in a trustee’s bank account, the number of cases in a trustee’s portfolio or the number of claims tracked in each case. The formula based fees earned each month become fixed and determinable on a monthly basis as a result of all contractually required products and services being delivered by the Company.  Professional services revenues are recognized as the services are provided.

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

Results of Operations

Three Months Ended June 30, 2003 Compared With Three Months Ended June 30, 2002

Operating revenues increased by $8,486,000, or 93.5%, to $17,562,000 for the quarter ended June 30, 2003 compared to $9,076,000 during the same period of the prior year.  Substantially all of this increase was attributable to an $8,463,000, or 98.2%, increase in operating revenues from the bankruptcy and related services business.  These operating revenues were $17,084,000 for the quarter ended June 30, 2003 compared to $8,621,000 during the same period of the prior year.  Bankruptcy case management fees increased $3,168,000, partly as a result of the acquisition of BSI and partly due to growth in the value of bankruptcy estate deposits, which increased deposit fees received by the Company by 31.5%.  Bankruptcy professional services revenue increased by $5,295,000 largely due to the acquisition of BSI.  As a result of increased revenues subsequent to the acquisition of BSI, fees from Bank of America for marketing and strategic consulting and technology services were reduced to 3.8% of bankruptcy and related services operating revenues compared to 8.6% in the same period of the prior year.

Total cost of sales increased 83.9% to $5,493,000, or 31.3% of operating revenues, for the quarter ended June 30, 2003 compared to $2,987,000, or 32.9% of operating revenues, for the same period of the prior year.  Significant components of total cost of sales include cost of products and services, and depreciation and amortization expense.  Cost of products and services increased 138% to $4,283,000 during the quarter ended June 30, 2003 compared to $1,797,000 during the same period of the prior year.  Cost of products and services increased to 24.4% of operating revenues in the second quarter of 2003 compared to 19.8% of operating revenues in the second quarter of 2002.  This increase was primarily due to increased noticing and printing services as a result of the BSI acquisition.  The increase in cost of products and services as a percent of operating revenues was partially offset by an increase in deposit balances, which generate fees without significant increases in the cost of products and services.  As a percent of operating revenues, depreciation and amortization expense included in cost of sales was 6.9% for the second quarter 2003 compared to 13.1% for 2002, primarily due to lower hardware and software investments for BSI compared to historical Company expenditures.

Operating expenses increased 86.6% to $5,912,000 for the quarter ended June 30, 2003 compared to $3,169,000 during the same period in the prior year.  Operating expenses, as a percentage of operating revenues, were 33.7% and 34.9% for the quarters ended June 30, 2003 and 2002, respectively.  General and administrative expenses increased 61.0% over the prior year due mainly to the BSI acquisition.  Amortization of intangibles increased $897,000 due to the BSI acquisition related intangibles consisting of customer contracts and non-compete agreements.

The Company had an effective tax rate of 41.4% for the quarter ended June 30, 2003 compared to 37.8% for the second quarter of 2002 due to higher tax rates in New York City and State, BSI’s local jurisdictions.

Net income as a percentage of operating revenues was 20.5% for the quarter ended June 30, 2003 compared to 20.7% in 2002.  The decrease in net income as a percent of operating revenues was largely due to increased amortization expense and a higher effective tax rate, partially offset by improved gross margin as a percent of operating revenues.

Six Months Ended June 30, 2003 Compared With Six Months Ended June 30, 2002

Operating revenues increased by $14,125,000, or 78.2%, to $32,197,000 for the six-month period ended June 30, 2003 compared to $18,072,000 during the same period of the prior year.  Substantially all of this increase was attributable to a $14,030,000, or 81.9%, increase in operating revenues from the bankruptcy and related services business.  These operating revenues were $31,159,000 for the six-month period ended June 30, 2003 compared to $17,129,000 during the same period of the prior year.  Bankruptcy case management fees increased $5,489,000, partly as a result of the acquisition of BSI and partly due to growth in the value of bankruptcy estate deposits, which increased deposit fees received by the Company by 32.3%.  Bankruptcy professional services revenue increased by

$8,541,000 largely due to the acquisition of BSI.  As a result of increased revenues subsequent to the acquisition of BSI, fees from Bank of America for marketing and strategic consulting and technology services accounted for 3.8% of bankruptcy and related services operating revenues compared to 4.6% in the same period of the prior year.

Total cost of sales increased 68.6% to $9,968,000, or 31.0% of operating revenues, for the six-month period ended June 30, 2003 compared to $5,911,000, or 32.7% of operating revenues, for the same period in the prior year.  Significant components of total cost of sales include cost of products and services, and depreciation and amortization expense.  Cost of products and services increased $3,873,000, or 108%, to 7,464,000 during the six-month period ended June 30, 2003 compared to $3,591,000 during the same period in 2002.  Cost of products and services, as a percentage of revenues, increased to 23.2% of operating revenues during the first six months of 2003 compared to 19.9% of operating revenues during the first six months of 2002, primarily due to increased noticing and printing services as a result of the BSI acquisition.  The increase in cost of products and services as a percent of operating revenues was partially mitigated by an increase in deposit balances, which generate fees without significant increases in the cost of products and services.  As a percent of operating revenues, depreciation and amortization expense included in cost of sales was 7.8% during the first six months of 2003 compared to 12.8% during the same period in 2002, primarily due to lower hardware and software investments for BSI compared to historical Company expenditures.

Operating expenses increased 93.5% to $12,325,000 for the six-month period ended June 30, 2003 compared to $6,370,000 for the same period in the prior year.  Operating expenses, as a percentage of operating revenues, were 38.3% and 35.2% for the six-month periods ended June 30, 2003 and 2002, respectively.  General and administrative expenses increased 48.6% over the prior year due mainly to the BSI acquisition.  Acquisition related expenses, consisting of executive bonuses, legal, accounting and valuation services, and travel, were $1,485,000 for the six-month period ended June 30, 2003 due to the investigation of potential and completed acquisitions.  Amortization of intangibles increased $1,499,000 due to the BSI acquisition related intangibles consisting of customer contracts and non-compete agreements.

The Company had an effective tax rate of 40.7% for the six-month period ended June 30, 2003 compared to 37.9% for the first six months of 2002 due to higher tax rates in New York City and State, the location of BSI.

Net income as a percentage of operating revenues was 18.4% for the quarter ended June 30, 2003 compared to 20.6% in 2002.  The decrease in net income as a percent of operating revenues was largely due to increased acquisition related expenses, increased amortization expense and a higher effective tax rate, partially offset by improved gross margin as a percent of operating revenues.

Liquidity and Capital Resources

During the six months ended June 30, 2003, the Company generated $11,104,000 of cash and cash equivalents from earnings, after adjustment for non-cash items such as depreciation and amortization.  During the six months ended June 30, 2003, however, the Company’s cash and cash equivalents decreased by $39,009,000, from $59,827,000 at January 1, 2003 to $20,818,000 at June 30, 2003.  The cash and cash equivalents generated during this period and the $39,009,000 decrease in cash and cash equivalents since the beginning of the year were primarily used as follows:

•                  $43,263,000 was paid as partial consideration for the purchase of BSI;

•                  $5,125,000 was used to finance additional accounts receivable, which increased as a result of increased sales, the acquisition of BSI, and the timing of billing and collections;

•                  $2,313,000 was used to purchase property and equipment, primarily related to the expansion of the Company’s headquarters facility and the installation of computer equipment at various trustee locations; and

•                  $1,318,000 was used to fund internal costs related to development of computer software for which technological feasibility has been established.

The Company maintains a working capital line of credit of $25,000,000, maturing on May 31, 2006.  No amounts were outstanding under this line of credit at June 30, 2003.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective” and “potential.”  Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements. Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  These factors include, but are not limited to, (1) any material changes in the Company’s total number of bankruptcy trustees and bankruptcy cases, (2) any material changes in the Company’s Chapter 7 deposits, the services required by the Company’s Chapter 11 or Chapter 13 cases, or the number of cases processed by the Company’s Chapter 13 bankruptcy trustee customers, (3) changes in the number of bankruptcy filings each year, (4) reliance on the Company’s marketing arrangement and pricing arrangements with Bank of America for Chapter 7 revenues (5) changes in bankruptcy legislation, (6) risks associated with the integration of acquisitions into the Company’s existing business operations, including the BSI acquisition and (7) other risks detailed from time to time in the Company’s filings with the SEC, including the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The Company undertakes no obligations to update any forward-looking statements contained herein to reflect future events or developments.

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

ITEM 4.  Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a–15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

EPIQ SYSTEMS, INC.

JUNE 30, 2003 FORM 10-Q

PART II - OTHER INFORMATION

ITEM 4:  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of the Company was held on June 4, 2003, at which the shareholders elected the directors named below and approved a proposal to amend the Company’s 1995 Stock Option Plan to increase the number of shares of common stock available for issuance under the plan from 3,000,000 to 4,500,000.  The results of the voting at the Annual Meeting were as follows:

Election of Directors	For	Withhold Authority

Tom W. Olofson	12,990,648	2,852,605
Christopher E. Olofson	12,990,113	2,853,140
W. Bryan Satterlee	15,316,114	527,139
Edward M. Connolly, Jr.	15,317,014	526,239
James A. Byrnes	15,316,203	527,050

	For	Against	Abstain	Broker Non-Votes
Amend the 1995 Stock Option Plan	14,356,077	1,469,517	17,659	0

No other matters were submitted to a vote of the shareholders at the Annual Meeting.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)           Exhibits.

10.1                           Loan Agreement dated June 11, 2003, between LaSalle Bank National Association and the Company.

31.1                           Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)           Reports on Form 8-K.

1.                                       A report on Form 8-K was filed on April 28, 2003, reporting the use of non-GAAP financial measures in the Company’s earnings release for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIQ Systems, Inc.

Date:	August 8, 2003	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	August 8, 2003	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)