Form 10-Q
period 2003-09-30
EPIQ SYSTEMS INC
filed 2003-11-13
CIK 1027207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

The number of shares outstanding of registrant’s common stock at October 31, 2003:

Class	Outstanding
Common Stock, $.01 par value	17,777,003

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

PART I - FINANCIAL INFORMATION

ITEM 1.                             Financial Statements

EPIQ SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

OPERATING REVENUES:
Bankruptcy case management fees	$9,124	$6,031	$29,338	$20,756
Bankruptcy professional services	9,251	3,171	20,196	5,576
Infrastructure software	535	500	1,573	1,442
Total Operating Revenues	18,910	9,702	51,107	27,774

COST OF SALES:
Cost of products and services	4,910	1,805	12,374	5,396
Depreciation and amortization	1,187	1,246	3,691	3,566
Total Cost of Sales	6,097	3,051	16,065	8,962

GROSS PROFIT	12,813	6,651	35,042	18,812

OPERATING EXPENSES:
General and administrative	5,106	2,753	13,843	8,633
Depreciation	218	181	589	438
Amortization – intangibles	1,013	133	2,745	366
Acquisition related	—	570	1,485	570
Total Operating Expenses	6,337	3,637	18,662	10,007

INCOME FROM OPERATIONS	6,476	3,014	16,380	8,805

INTEREST INCOME (EXPENSE):
Interest income	49	146	219	396
Interest expense	(52)	(84)	(149)	(124)
Net Interest Income (Expense)	(3)	62	70	272

INCOME BEFORE INCOME TAXES	6,473	3,076	16,450	9,077

PROVISION FOR INCOME TAXES	2,547	1,164	6,604	3,436

NET INCOME	$3,926	$1,912	$9,846	$5,641

NET INCOME PER SHARE INFORMATION:
Basic	$0.22	$0.13	$0.56	$0.39
Diluted	$0.21	$0.13	$0.54	$0.38

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,756	14,500	17,566	14,452
Diluted	18,391	15,002	18,262	14,975

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS:
Current Assets:
Cash and cash equivalents	$24,195	$59,827
Accounts receivable, trade, less allowance for doubtful accounts of $394 and $31, respectively	12,824	5,647
Prepaid expenses and other	1,946	962
Deferred income taxes	122	—
Total Current Assets	39,087	66,436

Property and equipment, net	12,620	11,886
Software development costs, net	5,225	4,336
Goodwill	68,014	21,275
Other intangibles, net of accumulated amortization of $3,796 and $1,051, respectively	18,178	4,019
Other	67	85
Total Assets	$143,191	$108,037

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$2,323	$1,076
Accrued expenses	2,831	663
Income taxes payable	127	290
Deferred revenue	975	868
Deferred income tax	—	106
Current portion of deferred acquisition price	733	241
Current maturities of long-term obligations	89	97
Total Current Liabilities	7,078	3,341

Deferred revenue	36	52
Long-term obligations (less current portion)	—	66
Deferred acquisition price (less current portion)	3,066	223
Deferred income taxes	2,761	1,980
Total Liabilities	12,941	5,662

Stockholders’ Equity:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 50,000,000 shares authorized; issued and outstanding - 17,763,499 and 16,538,287 shares at September 30, 2003 and December 31, 2002, respectively	178	165
Additional paid-in capital	101,747	83,730
Retained earnings	28,325	18,480
Total Stockholders’ Equity	130,250	102,375
Total Liabilities and Stockholders’ Equity	$143,191	$108,037

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities:
Net income	$9,846	$5,641
Adjustments to reconcile net income to net cash from operating activities:
Provision for deferred income taxes	553	695
Depreciation and amortization	2,782	2,742
Amortization of software development costs	1,498	1,262
Amortization of other intangible assets	2,745	365
Other, net	186	152
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	(7,178)	(2,668)
Prepaid expenses and other assets	(905)	(505)
Accounts payable and accrued expenses	2,165	(344)
Deferred revenue	91	105
Income taxes, including tax benefit from exercise of stock options	546	730
Net cash from operating activities	12,329	8,175

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,167)	(4,302)
Software development costs	(2,046)	(1,452)
Cash paid for acquisition of business, net of cash acquired	(43,263)	(852)
Other, net	18	264
Net cash from investing activities	(48,458)	(6,342)

Cash Flows From Financing Activities:
Principal payments under capital lease obligations	(73)	(79)
Principal payments on long-term debt	(250)	(250)
Direct costs associated with stock offering	(114)	—
Proceeds from exercise of stock options and warrants	934	357
Net cash from financing activities	497	28

Net Increase (Decrease) in Cash and Cash Equivalents	(35,632)	1,861
Cash and Cash Equivalents, beginning of period	59,827	25,306
Cash and Cash Equivalents, end of period	$24,195	$27,167

Supplemental disclosures of cash flow information:
Interest paid	$10	$88
Income taxes paid	$5,760	$2,011

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

EPIQ Systems, Inc. and subsidiaries (“EPIQ”, “EPIQ Systems”, “we”, “us”, “our”, or the “Company”) is a national provider of technology-based solutions to law firms and attorneys who work in the federal bankruptcy system and to companies that have filed for bankruptcy reorganization.  Our products provide a single environment in which customers administer cases, automating various administrative tasks pertaining to bankruptcy claims, assets, financial records and other data associated with liquidations and reorganizations.  In addition to our bankruptcy management business, our infrastructure software division develops file transfer software used by companies in various industries.

Comprehensive Income

EPIQ Systems does not have any components of other comprehensive income; therefore comprehensive income equals net income.

Stock-Based Compensation

EPIQ Systems has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We account for stock compensation awards using the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which requires compensation cost to be recognized based on the excess between the quoted market price at the date of grant and the exercise price, which is the amount an employee must pay to acquire stock.  Options awarded by EPIQ Systems are granted with an exercise price equal to the quoted market price as of the grant date.  The following pro forma information reflects the effect on net income and net income per share for the three and nine months ended September 30, 2003 and 2002 if we had recognized expense, calculated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, for options granted.

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income, as reported

$

3,926

$

1,912

$

9,846

$

5,641

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(158)	(437)	(1,726)	(830)
Net income, pro forma	$3,768	$1,475	$8,120	$4,811

Net income per share – Basic

As reported

$

0.22

$

0.13

$

0.56

$

0.39

Pro forma

$

0.21

$

0.10

$

0.46

$

0.33

Net income per share – Diluted

As reported

$

0.21

$

0.13

$

0.54

$

0.38

Pro forma

$

0.20

$

0.10

$

0.44

$

0.32

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The Company’s adoption of this standard as of July 1, 2003 did not have a material effect on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 revises the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The Company’s adoption of this standard as of July 1, 2003 did not have a material effect on its financial position, results of operations or cash flows.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.  FIN 46, which applies to all public entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The effective date of FIN 46 has been delayed until the first interim or annual period ending after December 15, 2003.  The Company is currently assessing the impact that adoption of this statement will have on its consolidated financial statements, but does not expect the impact to be material.

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

The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3:  NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of common shares outstanding during each period.  Diluted net income per share is computed using the weighted average common shares and all potentially dilutive common share equivalents outstanding during the period.  The computation of earnings per share for the three and nine months ended September 30, 2003 and 2002 is as follows:

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net Income

$

3,926

$

1,912

$

9,846

$

5,641

Weighted average common shares outstanding	17,756	14,500	17,566	14,452

Weighted average common share equivalents (stock options)	635	502	696	523
Weighted average diluted common shares outstanding	18,391	15,002	18,262	14,975

Net Income per share:

Basic

$

0.22

$

0.13

$

0.56

$

0.39

Diluted

$

0.21

$

0.13

$

0.54

$

0.38

Options to purchase 103,000 and 4,000 shares of common stock for the three and nine month periods ended September 30, 2002, respectively were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price and inclusion of these shares in the computation would have had an anti-dilutive effect.  For both the three-month period and the nine-month period ended September 30, 2003, the Company had 55,000 options that were anti-dilutive and, therefore, were not included in the computation.

NOTE 4:  GOODWILL AND INTANGIBLE ASSETS

Intangible assets subject to amortization at September 30, 2003 and December 31, 2002 consisted of the following:

	(In Thousands)
	September 30, 2003		December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Customer contracts	$8,760	$2,508	$4,060	$656
Trade names	710	270	710	206
Non-compete agreements	12,030	1,018	300	189
	$21,500	$3,796	$5,070	$1,051

Aggregate amortization expense was $1,013,000 and $133,000 for the three month periods ended September 30, 2003 and 2002, respectively, and $2,745,000 and $366,000 for the nine month periods ended September 30, 2003 and 2002, respectively. Amortization expense related to intangible assets is estimated to be $3,757,000 in 2003, $4,032,000 in 2004, $1,814,000 in 2005 and $1,618,000 in 2006 and 2007.

Intangible assets not subject to amortization had a total carrying value of $68,488,000 and $21,275,000 at September 30, 2003 and December 31, 2002, respectively.  Components of intangible assets not subject to amortization were goodwill, with an aggregate carrying value of $68,014,000 and $21,275,000 at September 30, 2003 and December 31, 2002, respectively, and a trade name, with a carrying value of $474,000 and $0 at September 30, 2003 and December 31, 2002, respectively.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 and the year ended December 31, 2002 are as follows:

	(In Thousands)
	Nine Months Ended September 30, 2003			Year Ended December 31, 2002
	Bankruptcy Segment	Infrastructure Software Segment	Total	Bankruptcy Segment	Infrastructure Software Segment	Total

Balance, beginning of period	$17,449	$3,826	$21,275	$17,398	$3,826	$21,224
Goodwill acquired during the period	46,739	—	46,739	221	—	221
Settlement of contingencies from previous acquisition	—	—	—	(170)	—	(170)
Balance, end of period	$64,188	$3,826	$68,014	$17,449	$3,826	$21,275

NOTE 5:  BUSINESS ACQUISITION

On January 31, 2003, EPIQ acquired 100% of the membership interest of Bankruptcy Services LLC (“BSI”), a provider of technology-based case management, consulting, and administrative services for Chapter 11 cases, for a purchase price of $67,014,000.  The results of BSI’s operations have been included in the consolidated results of operations since that date.  The purchase price included the following components:

Cash	$45,500,000
Restricted stock (1,054,000 shares) of the Company	$16,500,000
Deferred acquisition price	$3,445,000
Assumed liabilities	$1,250,000
Acquisition cost	$319,000

The deferred acquisition price consists of a non-interest bearing note, payable in five annual installments, with a face value of $4,000,000 discounted using an imputed rate of 5% per annum.

The purchase price has been allocated to tangible and identifiable intangible assets as follows:

Net tangible assets	$3,030,000
Software	$341,000
Trade name	$474,000
Customer backlog	$4,700,000
Non-compete agreements	$11,730,000

We are using the straight-line method to amortize the software over three years, the customer backlog over two years and the non-compete agreements over ten years.  The trade name has an indefinite life and, therefore, currently is not subject to amortization.  Goodwill of $46,739,000, which is deductible for tax purposes, was assigned to the bankruptcy segment.

Unaudited pro forma operations assuming the purchase acquisition was made at the beginning of the year preceding the acquisition are shown below:

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Operating Revenues

$

18,910

$

17,579

$

53,085

$

44,080

Net Income	$3,926	$3,454	$10,138	$8,833
Net Income Per Share:

Basic

$

0.22

$

0.20

$

0.57

$

0.50

Diluted

$

0.21

$

0.19

$

0.55

$

0.49

The pro forma information is not necessarily indicative of what would have occurred had the acquisition been completed on that date nor is it necessarily indicative of future operations.

Pro forma data reflects the difference in amortization expense between EPIQ and the acquired company as well as other adjustments including income taxes and management compensation.

NOTE 6:  SEGMENT REPORTING

EPIQ Systems has two operating segments to which it allocates resources and assesses performance: bankruptcy and related services and infrastructure software.  Gross profit, as reported in the Condensed Consolidated Statements of Income, is the financial measure used by the chief operating decision maker in assessing segment performance and deciding how to allocate resources.

Previously the Company had three operating segments to which it allocated resources and assessed performance: Chapter 7 and related bankruptcy services, Chapter 13 services and infrastructure software. The individual bankruptcy segments were previously presented as a single aggregated reportable segment due to similar operating and economic characteristics.

With the acquisition of Bankruptcy Services LLC, the bankruptcy operating model is now based on providing comprehensive bankruptcy case management solutions supported by a bankruptcy shared services organization.  Our bankruptcy product and service offerings automate various administrative tasks pertaining to bankruptcy claims, assets, financial records and other data associated with liquidations and reorganizations, and assist customers in organizing and managing their databases of case information, in preparing notices and mailings, and in fulfilling their various responsibilities.

The infrastructure software segment develops file transfer software used by companies in various industries.

Information concerning operations in these reportable segments of business is as follows:

	(In Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating revenues:
Bankruptcy and related services	$18,375	$9,202	$49,534	$26,332
Infrastructure software	535	500	1,573	1,442
Total operating revenues	$18,910	$9,702	$51,107	$27,774

Cost of Sales:
Cost of products and services:
Bankruptcy and related services	$4,667	$1,604	$11,743	$4,715
Infrastructure software	243	201	631	681
Depreciation and amortization:
Bankruptcy and related services	862	951	2,727	2,765
Infrastructure software	325	295	964	801
Total cost of sales	6,097	3,051	16,065	8,962
Gross profit:
Bankruptcy and related services	12,846	6,647	35,064	18,852
Infrastructure software	(33)	4	(22)	(40)
Total gross profit	$12,813	$6,651	$35,042	$18,812

Reconciliation of reportable segments’ measure of profit to consolidated income before income taxes:
Gross profit identified to reportable segments	$12,813	$6,651	$35,042	$18,812
Unallocated operating expenses	(6,337)	(3,637)	(18,662)	(10,007)
Unallocated interest income (expense), net	(3)	62	70	272
Income before income taxes	$6,473	$3,076	$16,450	$9,077

	September 30, 2003	December 31, 2002
Total Assets
Bankruptcy and related services	$100,342	$31,184
Infrastructure software	8,047	8,174
Other and unallocated	34,802	68,679
Total	$143,191	$108,037

We have not disclosed any additional information regarding net income by segment, as the information is not reviewed by our chief operating decision maker, is not produced internally, and its preparation is impracticable.

NOTE 7:  LINES OF CREDIT

During the quarter ended June 30, 2003, the Company entered into a new $25,000,000 revolving line of credit, which matures on May 31, 2006.  Any borrowings on the line of credit accrue interest at the Prime Rate as published in the Wall Street Journal or LIBOR plus 200 basis points, at the option of the Company.  The line of credit is unsecured.  However, the line contains certain financial covenants pertaining to the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) and maximum total debt to EBITDA.  The $25,000,000 revolving line of credit replaced two existing lines of credit that aggregated $15,000,000.  The Company was in compliance with all the financial covenants under the new line and the two prior lines of credit for the periods ended September 30, 2003 and December 31, 2002.

There were no borrowings outstanding under the new line of credit or the two prior lines of credit as of September 30, 2003 or December 31, 2002.

ITEM 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Chapter 7 Marketing Arrangement

EPIQ has an exclusive marketing arrangement in the Chapter 7 bankruptcy market with Bank of America.  Through this arrangement, we receive revenues based on the level of customer deposits with Bank of America, the number of customers using our product, database conversions, software upgrades, and technology management and strategic consulting services.  During October 2003, EPIQ and Bank of America reached agreement that this exclusive marketing arrangement will become a non-exclusive marketing arrangement effective April 1, 2004.  The non-exclusive marketing arrangement will extend through September 30, 2006, unless otherwise mutually agreed upon.

Bankruptcy case management revenues account for approximately 80% of the total revenue we receive from Bank of America, and this monthly recurring revenue is related to the level of trustee deposits and the number of trustees.  Throughout the three-year term of our agreement with Bank of America, we maintain our current bankruptcy case management fee structure.  Bankruptcy professional services revenues account for approximately 20% of the total revenue we receive from Bank of America.  Bankruptcy professional services revenues are earned based on database conversions, software upgrades, and technology management and strategic consulting services provided to Bank of America by EPIQ.  Through the end of the exclusive marketing relationship, we will continue to provide professional services at levels approximately commensurate with prior periods.  Although we anticipate that, following inception of the non-exclusive marketing arrangement, aggregate professional services provided to Bank of America will decline compared with prior periods, our new arrangement provides us the opportunity to establish marketing relationships with other financial institutions.  We believe we will be successful in establishing such new relationships and that revenues from these financial institutions will largely or completely offset the anticipated decline in professional services revenues from Bank of America.  However, no assurance can be provided that any revenues from new financial institutions with which we establish relationships will be commensurate with the revenues received in prior periods from Bank of America.

Overview

EPIQ Systems provides technology-based case management solutions to attorneys, law firms, trustees and debtor companies that administer cases in the federal bankruptcy system. Customers implement our solutions to administer personal and corporate bankruptcy cases of all sizes and configurations.  EPIQ Systems’ products automate various administrative tasks pertaining to bankruptcy claims, assets, financial records and other data associated with liquidations and reorganizations.  The Company’s services assist customers in organizing and managing their databases of case information, preparing notices and mailings, and in fulfilling their additional responsibilities.  Customers implementing our bankruptcy management solution have a single environment in which to administer their cases.

Our infrastructure software division serves corporate customers that must frequently exchange data files with their business partners or their own end-user customers. The DataExpress® product line automates the transmission of data files over the Internet or private networks in a secure environment.

Bankruptcy and Related Services:

EPIQ Systems’ bankruptcy case management offerings include:

•                  TCMS®, a package of computer hardware, support services and a proprietary software product installed in a Chapter 7 trustee’s office to manage asset liquidations, creditor distributions, and government reporting.

•                  A proprietary technology platform that provides companies in Chapter 11 reorganization and their counsel with web-enabled access to case information.

•                  CasePower®, a proprietary software package and related support services designed to enable Chapter 13 trustees to manage efficiently debtor payments, creditor distributions and government reporting.

We generate bankruptcy revenues through a variety of arrangements.  Significant sources of revenues include:

•                  A monthly fee from banks, primarily Bank of America (see “Recent Developments” above), based on a percentage of total liquidated assets on deposit and on the number of trustees.

•                  Fees for services, including technology services, marketing and strategic consulting services, claims reconciliation, document printing, noticing, balloting and other professional services.

•                  Fees for conversions and software upgrades.

•                  For certain trustees, monthly revenues based on the number of cases in their database.

•                  Fees based on the number of claims in a case.

On January 31, 2003, we acquired 100% of the membership interests in Bankruptcy Services LLC (“BSI”). BSI provides technology-based case management, consulting and administrative services for Chapter 11 cases.  The results of BSI’s operations have been included in our consolidated results of operations since that date.

Infrastructure Software Market:

Our primary offering for the infrastructure software market is DataExpress®, a software product line that automates the exchange of data files between our customers and their business partners.  DataExpress® serves customers in a variety of industries, including financial services, insurance and retail.  We license this product on a named-server basis, and we charge additional fees for annual software maintenance and for professional services provided on a time and materials basis.

Critical Accounting Policies

We consider our accounting policies related to revenue recognition, business combination accounting, goodwill and intangible assets not subject to amortization, and software capitalization to be critical policies in understanding our historical and future performance.

Revenue recognition.  Third party revenue is recognized from both segments of our business: bankruptcy and related services, and infrastructure software.  Within the bankruptcy and related services segment, revenues are derived from bankruptcy case management fees and bankruptcy professional services.  We have agreements with each of our bankruptcy trustee or debtor in possession customers obligating us to deliver software products and services each month.  The fees paid are contingent upon the month-to-month delivery of the products and services and are based on formulas, as defined by the contracts, related to the number of trustees and cash balances in a trustee’s bank account, the number of cases in a trustee’s portfolio or the number of claims in each case. The formula based fees earned each month become fixed and determinable on a monthly basis as a result of all contractually required products and services delivered by us during the month.  Professional services revenues are recognized in the period the services are provided.

For our infrastructure software business, the Company recognizes revenues for software licensing following delivery and acceptance by the customer.  Revenues are deferred for the fair value of professional services and maintenance fees.  Deferred consulting revenue is recognized as services are provided and maintenance fees are collected and recognized as revenue on a straight-line basis over the life of the maintenance contract, which is typically one year.  Revenues on multiple-elements are allocated based on the actual amount the Company charges when that element is sold separately.

Business combination accounting.  We acquired several businesses during the past three years, and we may acquire additional businesses in the future.  Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed.  The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill.  This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.  Certain identifiable intangible assets, such as customer lists and covenants not to compete, are amortized over the asset’s estimated useful life.  Goodwill and certain other identifiable intangible assets are not amortized.  Accordingly, the acquisition cost allocation has a significant impact on our future operating results.

Goodwill and intangible assets not subject to amortization.  We assess goodwill and intangible assets not subject to amortization for impairment as of each July 31 and also at any other date when events or changes in circumstances indicate that the fair value of these assets may exceed their carrying value.  This assessment is performed at a reporting unit level.  A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by segment management.  A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment in which any reporting unit operates, could adversely affect the fair value of one or more reporting units.  The estimate of fair value is highly subjective and requires significant judgment.  If we determine that the fair value of any reporting unit is less than the reporting unit’s carrying value, then we will recognize an impairment charge.  Such an impairment charge could have a material impact on the Company’s results of operations and financial condition.  The Company’s recognized goodwill and intangible assets not subject to amortization totaled $68,488,000 as of September 30, 2003.

Internal software development costs.  Certain internal software development costs incurred in the creation of computer software products are capitalized once technological feasibility has been established.  Prior to the completion of detailed program design, development costs are expensed and shown as general and administrative expenses on the statements of income.  Capitalized costs are amortized based on the greater of:

•                  the ratio of current revenue to current and estimated future revenue for each product, or

•                  the straight-line amortization over the remaining estimated economic life of the product, not to exceed five years.

Management periodically reevaluates its previous estimated future revenue for each product and the remaining estimated economic life of the product.  The Company’s capitalized internal software development costs, net of accumulated amortization, totaled $5,225,000 as of September 30, 2003.

Results of Operations

Three Months Ended September 30, 2003 Compared With Three Months Ended September 30, 2002

Revenues

Overview.  The Company’s revenues increased approximately 95%, from $9,702,000 during the three months ended September 30, 2002 to $18,910,000 during the three months ended September 30, 2003.  This increase is almost entirely attributable to an increase in revenues from our bankruptcy and related services segment.

Bankruptcy and related services.  Revenues from the bankruptcy and related services segment increased by $9,173,000, or approximately 100%, to $18,375,000 for the quarter ended September 30, 2003 compared to $9,202,000 during the same period of the prior year.  Bankruptcy case management fees increased $3,093,000, or approximately 51%, partly as a result of the acquisition of BSI and partly due to growth in the value of bankruptcy estate deposits, which increased deposit fees received by the Company by approximately 33%.  The increase in bankruptcy estate deposits resulted from a combination of an increase in the number of trustees using our software and an increase in the average level of deposits per trustee.  Bankruptcy professional services revenue increased by $6,080,000, or approximately 192%, primarily as a result of the acquisition of BSI.  As a result of increased revenues subsequent to the acquisition of BSI, fees from Bank of America for marketing and strategic consulting and technology services accounted for approximately 11% of bankruptcy and related services revenues compared to 24% in the same period of the prior year.  Based on current projects and agreed upon fees with Bank of America, we anticipate that revenue from Bank of America for bankruptcy professional services during the next two quarters will be comparable to revenue earned in the same periods in the prior year.  Thereafter, certain professional services provided to Bank of America will decline versus prior periods.  Although no assurances can be provided, we anticipate that as we establish marketing relationships with new financial institutions, revenues from these financial institutions will largely or completely offset the anticipated decline in professional services revenues from Bank of America.  See “Recent Developments” above for additional discussion of our Chapter 7 Marketing Arrangements.

Cost of Sales

Overview.  The Company’s cost of sales increased approximately 100%, from $3,051,000 during the three months ended September 30, 2002 to $6,097,000 during the three months ended September 30, 2003.  This increase is almost entirely attributable to an increase in revenues from our bankruptcy and related services segment.

Bankruptcy and related services.  Total cost of sales for the bankruptcy and related services segment increased 116% to $5,529,000, or approximately 30% of bankruptcy and related services revenues, for the quarter ended September 30, 2003 compared to $2,555,000, or approximately 28% of bankruptcy and related services revenues, for the same period of the prior year.  The dollar increase is primarily attributable to increased salary expense and increased expenses related to noticing and printing services necessary to support the Chapter 11 case management and professional services product lines.  As a result of our change in product mix, our cost of products and services as a percent of revenue increased from approximately 17% of bankruptcy and related services revenue to approximately 25% of bankruptcy and related services revenue.  However, our gross margin remained stable as this increase in cost of products and services as a percent of revenue was largely offset by a decrease in depreciation and amortization expense as a percent of revenue.

Operating Expenses

Operating expenses increased 74% to $6,337,000 for the three months ended September 30, 2003 compared to $3,637,000 during the same period in the prior year.  Operating expenses, as a percentage of revenues, were approximately 34% and 37% for the quarters ended September 30, 2003 and 2002, respectively.  The largest component of operating expenses, general and administrative expenses, increased 85% to $5,106,000 for the quarter ended September 30, 2003 compared to $2,753,000 during the same period in the prior year.  General and administrative expenses, as a percent of revenues, were approximately 27% and 28% for the quarters ended September 30, 2003 and 2002, respectively.  The dollar increase in general and administrative expenses was largely related to our acquisition of BSI, including increases in compensation expenses primarily related to BSI, travel expense to support integration of the operations of BSI into our consolidated operations, and rent expense for the acquired New York office facility.  Amortization expense related to acquired identifiable intangible assets increased $880,000 compared with the same period in the prior year primarily due to amortization of customer contracts and non-compete agreements acquired as a part of the BSI transaction.

Effective Tax Rate

The Company had an effective tax rate of 39.3% for the quarter ended September 30, 2003 compared to 37.8% for the third quarter of 2002 due primarily to higher tax rates in New York City and State, BSI’s local jurisdictions.

Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002

Revenues

Overview.  The Company’s revenues increased approximately 84%, from $27,774,000 during the nine months ended September 30, 2002 to $51,107,000 during the nine months ended September 30, 2003.  This increase is almost entirely attributable to an increase in revenues from our bankruptcy and related services segment.

Bankruptcy and related services.  Revenues from the bankruptcy and related services segment increased by $23,202,000, or approximately 88%, to $49,534,000 for the nine months ended September 30, 2003 compared to $26,332,000 during the same period of the prior year.  Bankruptcy case management fees increased $8,582,000, partly as a result of the acquisition of BSI and partly due to growth in the value of bankruptcy estate deposits, which increased deposit fees received by the Company by approximately 32%.  The increase in bankruptcy estate deposits resulted from a combination of an increase in the number of trustees using our software and an increase in the average level of deposits per trustee.  Bankruptcy professional services revenue increased by $14,620,000 primarily as a result of the acquisition of BSI.  As a result of increased revenues subsequent to the acquisition of BSI, fees from Bank of America for marketing and strategic consulting and technology services accounted for approximately 7% of bankruptcy and related services revenues compared to 12% in the same period of the prior year.  Based on current projects and agreed upon fees with Bank of America, we anticipate that revenue from Bank of America for bankruptcy professional services during the next two quarters will be comparable to revenue earned in the same periods in the prior year.  Thereafter, certain professional services provided to Bank of America will decline versus prior periods.  Although no assurances can be provided, we anticipate that as we establish marketing relationships with new financial institutions, revenues from these financial institutions will largely or completely offset the anticipated decline in professional services revenues from Bank of America.  See “Recent Developments” above for additional discussion of our Chapter 7 Marketing Arrangements.

Cost of Sales

Overview.  The Company’s cost of sales increased approximately 79%, from $8,962,000 during the nine months ended September 30, 2002 to $16,065,000 during the nine months ended September 30, 2003.  This increase is almost entirely attributable to an increase in revenues from our bankruptcy and related services segment.

Bankruptcy and related services.  Total bankruptcy and related services cost of sales increased 93% to $14,470,000, or 29% of bankruptcy and related services revenues, for the nine-month period ended September 30, 2003 compared to $7,480,000, or 28% of bankruptcy and related services revenues, for the same period in the prior year.  The dollar increase is primarily attributable to increased compensation expense and increased expense related to noticing and printing services necessary to support our new Chapter 11 case management and professional services product lines.  As a result of our change in product mix, our cost of products and services as a percent of revenue increased from approximately 18% of bankruptcy and related services revenue to approximately 24% of bankruptcy and related services revenue.  However, our gross margin remained stable as this increase in cost of sales as a percent of revenue was largely offset by a decrease in depreciation and amortization expense as a percent of revenue.

Operating Expenses

Operating expenses increased 86% to $18,662,000 for the nine-month period ended September 30, 2003 compared to $10,007,000 for the same period in the prior year.  Operating expenses, as a percent of operating revenues, were 37% for the nine-month period ended September 30, 2003 compared to 36% for the nine-month period ended September 30, 2002.  The largest component of operating expenses, general and administrative expenses, increased 60% to $13,843,000 for the nine month period ended September 30, 2003 compared to $8,633,000 during the same period in the prior year.  General and administrative expenses, as a percent of revenues, were approximately 27% and 31% for the nine-month periods ended September 30, 2003 and 2002, respectively.  The dollar increase in general and administrative expenses was largely related to our acquisition of BSI, including increases in compensation expense primarily related to BSI, travel expense to support integration of the operations of BSI into our consolidated operations, and rent expense for the acquired New York office facility.  Amortization expense related to acquired identifiable intangible assets increased $2,379,000 compared with the same period in the prior year primarily due to amortization of customer contracts and non-compete agreements acquired as a part of the BSI transaction.  Acquisition related expenses, consisting of executive bonuses, legal, accounting and valuation services, and travel, increased $915,000, to $1,485,000 for the nine-month period ended September 30, 2003, due to the investigation of potential and completed acquisitions.

Effective Tax Rate

The Company had an effective tax rate of 40.1% for the nine-month period ended September 30, 2003 compared to 37.8% for the first nine months of 2002 due to higher tax rates in New York City and State, BSI’s local jurisdictions.

Liquidity and Capital Resources

During the nine months ended September 30, 2003, the Company generated $17,610,000 of cash and cash equivalents from earnings, after adjustment for non-cash items such as depreciation and amortization.  However, during the nine months ended September 30, 2003 the Company’s cash and cash equivalents decreased by $35,632,000, from $59,827,000 at January 1, 2003 to $24,195,000 at September 30, 2003.  The cash and cash equivalents generated during this period and the $35,632,000 decrease in cash and cash equivalents since the beginning of the year were primarily used as follows:

•                  $43,263,000, net of cash acquired, was paid as partial consideration for the purchase of BSI;

•                  $5,918,000 was used to finance additional net working capital, which increased primarily as a result of the combined effect of additional accounts receivable which increased as a result of increased sales, the acquisition of BSI, and the timing of billing and collections;

•                  $3,167,000 was used to purchase property and equipment, primarily related to the installation of computer equipment at various trustee locations; and

•                  $2,046,000 was used to fund internal costs related to development of computer software for which technological feasibility has been established.

The Company maintains a working capital line of credit of $25,000,000, maturing on May 31, 2006.  No amounts were outstanding under this line of credit at September 30, 2003.

The Company believes that the funds generated from operations plus amounts available under its lines of credit will be sufficient to finance the Company’s currently anticipated working capital and property and equipment expenditures for the foreseeable future.

Contractual Obligations and Commitments

The Company’s contractual obligations, including commitments for future payments under non-cancelable lease arrangement and short and long-term debt arrangements, are summarized below.

Payments Due By Year

(In Thousands)

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Deferred acquisition price	$4,250	$806	$2,259	$1,185	$0
Capital leases	89	89	0	0	0
Operating leases	7,379	1,053	2,119	1,344	2,863
Total contractual obligations	$11,718	$1,948	$4,378	$2,529	$2,863

Forward-Looking Statements

In this report, the Company makes statements that plan for or anticipate the future.  These forward-looking statements include statements about the Company’s future business plans and strategies, and other statements that are not historical in nature.  These forward-looking statements are based on the Company’s current expectations.

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective” and “potential.”  Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements. Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  These factors include, but are not limited to, (1) any material changes in the Company’s total number of bankruptcy trustees and bankruptcy cases, (2) any material changes in the Company’s Chapter 7 deposits, the services required by the Company’s Chapter 11 or Chapter 13 cases, or the number of cases processed by the Company’s Chapter 13 bankruptcy trustee customers, (3) changes in the number of bankruptcy filings each year, (4) our reliance on and the recent changes to our marketing arrangement and pricing arrangements with Bank of America for Chapter 7 revenues (5) changes in bankruptcy legislation, (6) risks associated with the integration of acquisitions into the Company’s existing business operations, including the BSI acquisition and (7) other risks detailed from time to time in the Company’s filings with the SEC, including the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The Company undertakes no obligations to update any forward-looking statements contained herein to reflect future events or developments.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments.  The Company is currently exposed to credit risk on credit extended to customers and interest risk on capital lease obligations and the line of credit borrowings, the deferred acquisition price note and cash equivalents.  The Company actively monitors these risks through a variety of control procedures involving senior management.  The Company does not currently use any derivative financial instruments. Based on the controls in place, credit worthiness of the customer base and the relative size of these financial instruments, the Company believes the risk associated with these instruments will not have a material adverse affect on its business, financial position, results of operations and cash flows.

ITEM 4.  Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon that evaluation as of the end of the period covered by this report, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC.  There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

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

(b)                                  Reports on Form 8-K

1.                                       A report on Form 8-K was filed on July 28, 2003, furnishing the Company’s earnings release for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIQ Systems, Inc.

Date: November 13, 2003	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board Chief Executive Officer Director (Principal Executive Officer)

Date: November 13, 2003	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)