Form 10-K
period 2003-12-31
EPIQ SYSTEMS INC
filed 2004-03-09
CIK 1027207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-22081

EPIQ SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Missouri	48-1056429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Kansas Avenue, Kansas City, Kansas	66105-1300
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (913) 621-9500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

The aggregate market value of voting common stock held by non-affiliates of the registrant (based upon the last reported sale price on the Nasdaq National Market), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2003) was approximately $259,000,000.

There were 17,821,747 shares of common stock of the registrant outstanding as of February 19, 2004.

Documents incorporated by reference:  The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2004 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant’s fiscal year.

EPIQ SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

In this report, in other filings with the SEC and in press releases and other public statements by our officers throughout the year, EPIQ Systems, Inc. makes or will make statements that plan for or anticipate the future. These forward-looking statements include statements about our future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on our current expectations. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” sections of this report.

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “potential,” “goal,” and “objective.”  Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed herein are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include the “Risk Factors” section of this report. We undertake no obligation to update any forward-looking statements contained herein or in future communications to reflect future events or developments.

PART I

ITEM 1.       BUSINESS

General

EPIQ Systems provides technology-based case management solutions to attorneys, law firms, trustees and debtor companies that administer cases in the federal bankruptcy system. Customers implement our solutions to administer personal and corporate bankruptcy cases of all sizes and configurations. EPIQ Systems’ product and service offerings automate various administrative tasks pertaining to bankruptcy claims, assets, financial records and other data associated with liquidations and reorganizations and assist customers in organizing and managing their databases of case information, preparing notices and mailings, and in fulfilling their additional responsibilities. Customers implementing our bankruptcy management solution have a single environment in which to administer their cases.

Our infrastructure software division, now held for sale and classified as a discontinued operation, serves corporate customers that must frequently exchange data files with their business partners or their own end-user customers. The DataExpress® product line automates the transmission of data files over the Internet or private networks in a secure environment.

Our principal executive office is located at 501 Kansas Avenue, Kansas City, Kansas 66105. The telephone number at that address is (913) 621-9500, and our website address is www.epiqsystems.com. We make available free of charge through our internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC as soon as reasonably practicable after we electronically file those reports with or furnish them to the SEC.

TCMS®, CasePower® and DataExpress® are our registered trademarks.

We were incorporated in the State of Missouri on July 13, 1988, and on July 15, 1988 acquired all of the assets of an unrelated predecessor corporation, including the name, Electronic Processing, Inc. Our shareholders approved an amendment to our Articles of Incorporation on June 7, 2000 to change our name from Electronic Processing, Inc. to EPIQ Systems, Inc.

Recent Developments

Acquisition

On January 30, 2004, we acquired 100% of the equity of P-D Holding Corp. and its wholly-owned operating subsidiary, Poorman-Douglas Company, in a transaction accounted for under the purchase method of accounting. The approximate $115 million cash purchase price was financed using available cash and approximately $92 million in borrowings under a newly established $100 million credit facility. Poorman-Douglas, with headquarters in metropolitan Portland, Oregon, has approximately 300 employees.

We believe this acquisition will provide complementary diversification to EPIQ Systems’ existing legal services business, as Poorman-Douglas is a provider of technology-based products and services for class action and mass tort cases and bankruptcy case administration, with revenue of $63.6 million for its fiscal year ended September 30, 2003.

Class action and mass tort is a form of litigation in which the class representatives bring a lawsuit against a defendant company or other persons on behalf of a large group of similarly-affected persons (the class). Mass action or mass tort refers to class action cases that are particularly large or prominent. The procedural and resolution requirements of class action cases require a high volume of communications to class members (which can number in the thousands), repetitive tasks, tight timetables and low tolerance for error. Poorman-Douglas provides a variety of technology-based products and management services to facilitate the administration of class action cases.

Poorman-Douglas customers consist primarily of large corporations, plaintiff law firms, defense law firms, and government entities. Poorman-Douglas attracts and retains customers by providing case management and document management solutions that support the administration of class action and mass tort cases. Competitors include the Garden City Group, Rust Consulting, and Ghirardelli.

Credit Facility

On January 30, 2004, we terminated and replaced our existing $25 million line of credit with a $100 million syndicated credit facility. The credit facility consists of:

•       $45 million senior term loan, with $4.5 million quarterly amortizing principal payments beginning April 30, 2004 and a final maturity of July 31, 2006;

•       $25 million senior revolving loan, with a final maturity of July 31, 2006; and

•       $30 million subordinated term loan, with no required amortizing principal payments and a final maturity of December 31, 2006.

Interest on credit facility borrowings is generally based on a spread over the LIBOR rates. The credit facility contains financial covenants tied to EBITDA (earnings before interest, taxes, depreciation and amortization) total debt and interest charges. The credit facility is secured by liens on our real property and a significant portion of our personal property.

Disposition

During November 2003, EPIQ Systems developed and committed to a plan to sell, within one year, our infrastructure software business. Accordingly, the financial statements and other financial information contained within this annual report reflect our infrastructure software business as a discontinued operation with the related assets and liabilities classified as held for sale.

Bankruptcy and Related Services:

EPIQ Systems’ bankruptcy case management offerings include:

•       TCMS®, an integrated solution including computer hardware, support services and a proprietary software product installed in a Chapter 7 trustee’s office to manage asset liquidations, creditor distributions, and government reporting.

•       An integrated solution of professional services and proprietary technology platform that facilitates the administration of Chapter 11 restructurings.

•       CasePower®, a proprietary software and related support services designed to enable Chapter 13 trustees to manage efficiently debtor payments, creditor distributions and government reporting.

We generate bankruptcy revenues through a variety of arrangements. Significant sources of revenues include:

•       A monthly fee from banks based on a percentage of total liquidated assets on deposit and on the number of trustees.

•       Fees for services, including technology services, claims reconciliation, document printing, noticing, balloting, marketing and strategic consulting services, and other professional services.

•       Fees for conversions and software upgrades.

•       Monthly revenues based on the number of cases in their database.

•       Fees based on the number of claims in a case.

The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we provide our Chapter 7 products and services to trustee customers at no direct charge, and our trustee customers agree to maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution. EPIQ has a marketing arrangement with Bank of America. Through this arrangement, we receive revenues based on the level of customer deposits with Bank of America, the number of customers using our product, database conversions, software upgrades, and technology management and strategic consulting services. During October 2003, EPIQ and Bank of America reached agreement that this marketing arrangement, which had been exclusive, will become a non-exclusive marketing arrangement effective April 1, 2004. The non-exclusive marketing arrangement will extend through September 30, 2006, unless otherwise mutually agreed.

On January 31, 2003, we acquired 100% of the membership interests in Bankruptcy Services LLC (“BSI”). BSI provides technology-based case management, consulting and administrative services for Chapter 11 cases. The results of BSI’s operations have been included in our consolidated results of operations since that date.

Infrastructure Software Market:

Our primary offering for the infrastructure software market is DataExpress®, a software product line that automates the exchange of data files between our customers and their business partners. DataExpress® serves customers in a variety of industries, including financial services, insurance and retail. We generate revenues through the licensing of this product on a named-server basis, and we charge additional fees for annual software maintenance and for professional services provided on a time and materials basis. Our infrastructure software business is held for sale and is reflected in all financial information presented in this report as a discontinued operation. See “Business—General—Recent Developments—Disposition.”

Industries

Bankruptcy and Related Services Industry

Bankruptcy is an integral part of the U.S. economy, and bankruptcy filings in the United States have remained near record levels for the past several years. As reported by the Administrative Office of the U.S. Courts for the government fiscal years ended September 30, 2001, 2002, and 2003 there were approximately 1.44 million, 1.55 million, and 1.66 million new bankruptcy filings, respectively.

There are five chapters of the U.S. Bankruptcy Code that serve different purposes and require various types of services and information:

•       Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in 2003, accounted for approximately 71% of all bankruptcy filings. In a Chapter 7 case, the debtor’s assets are liquidated and the resulting cash proceeds are used to pay creditors. Chapter 7 cases typically last several years.

•       Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in 2003, accounted for approximately 1% of all bankruptcy filings. Chapter 11 generally allows a company to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 cases may last several years.

•       Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in 2003, accounted for approximately 28% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan, and a trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last between three and five years.

•       Chapter 12 (farm reorganization) and Chapter 9 (municipal reorganization) together accounted for less than 1% of all bankruptcy cases filed in 2003.

The participants in a bankruptcy proceeding include the debtor, the creditors, and the bankruptcy judge. Chapter 7 and Chapter 13 cases also have a professional bankruptcy trustee. The trustee acts as an intermediary between the debtor and creditors and is responsible for administering the bankruptcy case. The end-user customers of our Chapter 7 and 13 bankruptcy products and services are trustees, not individual debtors or creditors. For Chapter 11 bankruptcy products and services, the Company’s customers are the debtor companies that file a plan of reorganization.

Bankruptcy trustees in Chapters 7 and 13 are appointed by the Executive Office for United States Trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The trustee’s primary responsibilities include liquidating the debtor’s assets (Chapter 7) or collecting funds from the debtor (Chapter 13), distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and the bankruptcy court. Trustees typically are attorneys or certified public accountants who manage an entire caseload of bankruptcy cases simultaneously. A trustee will usually specialize in either Chapter 7 or Chapter 13.

Infrastructure Software Industry

Companies with complex technology and business requirements often must share data files among their internal divisions, customers and outside business partners. A category of infrastructure software has emerged in the information technology industry to fulfill this business requirement. Companies implement this type of software to integrate legacy and web systems, to manage payment files, and to exchange other types of business data. Our infrastructure software business is held for sale and is reflected in all financial information presented herein as a discontinued operation. See “Business—General—Recent Developments—Disposition.”

Products and Services

Bankruptcy and Related Services

Our primary offering for Chapter 7 trustees is TCMS®, an integrated solution including computer hardware, support services and a proprietary software product designed to manage asset liquidations, creditor distributions, and government reporting.

TCMS® is provided to an end-user trustee customer without direct charge and includes the following products and services:

•       A license to use our proprietary TCMS® software, which includes modules for case management, asset liquidation, calendaring and docketing, claims administration, document management, government reporting, financial recordkeeping and electronic banking;

•       Computer equipment necessary to operate the system;

•       Configuration and installation of hardware;

•       Database conversion from previous computer systems;

•       On-site software training;

•       Customization of reports conforming to local bankruptcy court regulations; and

•       Toll-free customer service.

Our primary offering for Chapter 11 is an integrated solution of professional services and our proprietary technology platform, which is used by companies in Chapter 11 and their counsel. Our services include the following:

•       Claims management;

•       Filing preparation;

•       Noticing and communication;

•       Balloting and solicitation;

•       Disbursement; and

•       Technology consulting.

Our Chapter 11 technology platform provides secure, web-enabled access to case information and manages the database from which services are provided. This platform is installed and hosted at our facility, and customers may access various features of the system over the Internet. The system capabilities include:

•       Document management, sharing and archive;

•       Case scheduling and calendar;

•       On-going monitoring of claims status and claims reconciliation;

•       Bulk processing of client data; and

•       Plan voting and ballot tabulation.

In Chapter 11, we collect a monthly fee from our customers that typically is based on the number of claims in each case, and we bill for our professional services on a time and materials basis. Additionally, we collect a fee for providing noticing services.

Our primary offering for Chapter 13 is CasePower®, proprietary software and related support services designed to manage debtor payments, creditor distributions and government reporting.

CasePower® is installed in a trustee customer’s office and is provided as an integrated solution of products and services that include a combination of the following options:

•       A license to use our proprietary CasePower® software, which includes modules for case management, debtor payments collection, calendaring and docketing, claims administration, government reporting, and financial recordkeeping;

•       Computer hardware and network integration;

•       Technical support;

•       Database conversion from prior systems;

•       On-site training;

•       Printing, noticing and mailing services;

•       Bank reconciliation services; and

•       Document input services.

We collect monthly revenue from Chapter 13 customers based on the size of their caseloads and the volume of notices generated.

Infrastructure Products and Services

Our primary offering for the infrastructure software market is DataExpress®, a software product line that automates the exchange of data files between our customers and their business partners. DataExpress® serves customers in a variety of industries, including financial services, insurance and retail. We license DataExpress® on a named-server basis, with additional fees for annual software maintenance and for professional services, which are provided on a time and materials basis. Customers license the core functionality of DataExpress® and may choose from a variety of optional modules that extend the system’s capabilities.

Our services for this product include technical support, systems management, installation and training, and customer-specific enhancements.

Our infrastructure software business is held for sale and is reflected in all financial information presented herein as a discontinued operation. See “Business—General—Recent Developments—Disposition.”

Customers

Bankruptcy Industry

The end-user customers of our TCMS® and CasePower® bankruptcy products and services are trustees, not individual debtors or creditors. Bankruptcy trustees are appointed by the Executive Office for United States Trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The trustee’s primary responsibilities include liquidating the debtor’s assets (Chapter 7) or collecting funds from the debtor (Chapter 13), distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court. Trustees typically manage a large number of bankruptcy cases simultaneously.

To support our Chapter 7 marketing arrangement with Bank of America, we periodically provide various technology services directly to Bank of America. When this arrangement becomes non-exclusive in April 2004, the level of these services will likely decline.

For Chapter 11 bankruptcy products and services, our customers are the debtors filing a plan of reorganization. While these companies are the end-customer, law firms representing these companies are a key conduit through which both we and our competitors gain access to the debtor companies prior to their filing for bankruptcy. Debtors’ counsel frequently use our services and products directly on their clients’ behalf, and we have developed relationships with the bankruptcy departments at various law firms throughout the United States.

Infrastructure Software Industry

Businesses that must frequently exchange data files with their business partners or customers are our primary infrastructure software customers. Although our DataExpress® product is designed to support customers in a variety of industries, most of our customers are in the financial services, insurance, and retail industries. Our infrastructure software business is held for sale and is reflected in all financial information presented herein as a discontinued operation. See “Business—General—Recent Developments—Disposition.”

Sales and Marketing

Bankruptcy Industry

Our internal sales department markets our bankruptcy products and services directly to bankruptcy trustees, to Chapter 11 debtors, and to bankruptcy legal counsel through on-site sales calls. We focus on attracting and retaining customers by providing software products with leading edge features and by providing superior customer service.

The Executive Office for United States Trustees in Washington, D.C. periodically publishes a directory of all current bankruptcy trustees that we use as our prospect list for Chapters 7 and 13. Our sales representatives attend various bankruptcy trade shows. We conduct direct mail campaigns, and we advertise in trade journals.

Chapter 7 Marketing Arrangement.   Since 1993, we have had a national marketing arrangement with Bank of America for Chapter 7 trustees using our TCMS® product, under which we jointly promote products and services to trustees. We are responsible for developing all facets of the TCMS® system and for leading the national sales and marketing effort. Bank of America is responsible for administering the banking services provided to trustee customers. During October 2003, EPIQ and Bank of America reached agreement that this exclusive marketing arrangement will become a non-exclusive marketing arrangement effective April 1, 2004. The non-exclusive marketing arrangement will extend through September 30, 2006, unless otherwise mutually agreed.

As a result of the banking relationships associated with our prior strategic acquisitions, we currently support a number of trustee relationships through other banks. We anticipate we will establish new relationships with an additional bank or banks after our arrangement with Bank of America becomes non-exclusive on April 1, 2004.

Infrastructure Software Industry

We target infrastructure software customers through a dedicated direct sales force and participation in key industry trade shows. We also develop alliances with computer systems providers to complement our direct sales efforts. Our infrastructure software business is held for sale and is reflected in all financial information presented herein as a discontinued operation. See “Business—General—Recent Developments—Disposition.”

Competition

Bankruptcy Industry

There are approximately 1,700 Chapter 7 trustees, of whom approximately 1,200 actively accept new cases. There are approximately 180 Chapter 13 trustees. There are several competitors all competing for sales from this finite group of customers including Bankruptcy Management Services and other regional competitors.

In the Chapter 11 market, there are a variety of companies competing for the finite number of corporate reorganizations filed each year. Significant competitors include BMC Corp., Trumbull Group and others. Additionally, certain law firms, accounting firms, management consultant firms, turnaround specialists and crisis management firms offer certain products and services that compete with our own.

Infrastructure Software Industry

There are many technology companies in the infrastructure software industry, many of whom have product lines with a file transfer functionality. Direct competitors who specialize in file transfer include Sterling Commerce, Momentum Systems, Tumbleweed, and BCE Emergis. Our infrastructure software business is held for sale and is reflected in all financial information presented herein as a discontinued operation. See “Business—General—Recent Developments—Disposition.”

Government Regulation

Our products and services are not directly regulated by the government. Our bankruptcy trustee customers and Chapter 11 debtors are, however, subject to significant regulation. Bankruptcy trustees and Chapter 11 debtors are subject to the United States Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and local rules and procedures established by bankruptcy courts. The Executive Office for United States Trustees, a division of the United States Department of Justice, oversees the bankruptcy industry and establishes administrative rules governing our clients’ activities. The success of our bankruptcy and related services segment has been, and will continue to be, dependent in part on our ability to develop and maintain products and provide services that allow trustees to perform their duties within applicable regulatory and judicial rules and procedures and that allow Chapter 11 debtors to make required filings and to provide required notices to creditors on a timely and accurate basis.

Employees

As of December 31, 2003, we employed approximately 180 full-time employees none of whom are covered by a collective bargaining agreement and believe the relationship with our employees is good.

Risk Factors

This report, other reports to be filed by us with the SEC, press releases made by us and other public statements by our officers, oral and written, contain or will contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including those relating to the possible or assumed future results of operations and financial condition. Because those statements are subject to a number of uncertainties and risks, actual results may differ materially from those expressed or implied by the forward-looking statements. Listed below are certain risks associated with an investment in our common stock that could cause actual results to differ from those expressed or implied.

A significant reduction in the amount of Chapter 7 liquidated asset proceeds on deposit by our Chapter 7 bankruptcy trustee customers or in the number of pending bankruptcy cases would cause our revenues and profits to drop significantly.

Our bankruptcy and related services segment is highly dependent on the amount of liquidated asset proceeds deposited by bankruptcy trustees and the number of bankruptcy filings in the United States. Consumer and business debt combined with economic fluctuations in the United States affect the number of bankruptcy filings and the dollar volume flowing through the federal bankruptcy system. A significant reduction in Chapter 7 liquidated asset proceeds on deposit by our bankruptcy trustee customers or the number of pending bankruptcy cases could cause our bankruptcy and related services segment revenues and our profits to drop significantly.

We have historically lacked product and business diversification. If we are unable to expand our primary business, our future revenues and earnings may not grow and could decline.

Prior to 1992, our sole line of business activity was the provision of automation services to Chapter 13 trustees. In 1992, we entered the Chapter 7 market. In 2003, we entered the Chapter 11 industry with our acquisition of Bankruptcy Services, LLC. The bankruptcy and related services segment of our business represented all of our revenues from continuing operations in 2003. On January 30, 2004, we acquired Poorman-Douglas Corporation. Through this acquisition we entered the class action and mass tort services business. While this acquisition increases our business diversification, we will continue to rely heavily on our bankruptcy products and services. If we are unable to maintain and grow the operating revenues from our bankruptcy products and services, our future revenues and earnings may not grow and could decline. Our lack of product and business diversification could inhibit the opportunities for growth of our business, revenues and profits.

Bankruptcy reform legislation could decrease the amount of Chapter 7 liquidated asset proceeds on deposit by our Chapter 7 trustee customers or the number of bankruptcy filings, which could cause a reduction in our revenues and profits.

Bankruptcy reform legislation has been introduced in Congress in each of the last few years, but has not been passed. We believe proposed legislation will be reintroduced annually and will eventually pass and be signed by the President. The recently proposed bankruptcy legislation could restrict debtors’ choices of how to file bankruptcy, making the bankruptcy process more cumbersome for some debtors. For example, new legislation could force certain debtors to file bankruptcy under Chapter 13 instead of Chapter 7, thereby causing the debtor to file a plan of reorganization to repay creditors over time, rather than liquidating the debtor’s assets. Although we do not think the recent proposals would materially affect the aggregate Chapter 7 deposits held by our trustee customers in the foreseeable future, this legislation, if passed, could affect the number of bankruptcy filings. Future bankruptcy reform proposals could differ materially from past proposed legislation and could be more adverse to our bankruptcy management business than recent legislative proposals.

Tort reform legislation could reduce the number and scope of class action and mass action cases, thus reducing the business and business prospects of our recently acquired Poorman-Douglas subsidiary.

Tort reform legislation has been introduced in Congress and various state legislatures in the past. We believe tort reform legislation will be reintroduced periodically at both the federal and state levels. The goal of certain tort reform proposals is to reduce the number and scope of class action and mass action cases. Other proposals would shift those cases from state courts to federal courts, which would likely slow the number and speed of those cases. While we cannot predict whether any tort reform legislation will pass or the substance of any future changes, any legislative efforts that are successful in reducing the number or scope of class action or mass action cases would likely reduce the future business and business prospects of our recently acquired Poorman-Douglas subsidiary.

Substantially all of our Chapter 7 revenues are collected through our relationship with Bank of America, and recent changes to this arrangement could cause our revenues and earnings to decline.

The application of Chapter 7 bankruptcy regulations discourages Chapter 7 trustees from incurring direct administrative costs for computer system expenses. As a result, we provide our products and services to Chapter 7 trustee customers at no direct charge and our Chapter 7 trustee customers agree to deposit the cash proceeds from liquidations of debtors’ assets with a designated financial institution. We have an arrangement with Bank of America under which most of our Chapter 7 trustees place their liquidated assets on deposit with Bank of America. Under this arrangement:

•       we license our proprietary software to the trustee and furnish hardware, conversion services, training and customer support, all at no cost to the trustee; and

•       we collect from Bank of America monthly revenues based, in part, upon a percentage of the total liquidated assets on deposit and on the number of trustees.

Historically, we have promoted our Chapter 7 product exclusively through our national marketing arrangement with Bank of America, which has been in place since November 1993. Substantially all of our Chapter 7 revenues are collected through our relationship with Bank of America. In 2003, we agreed with Bank of America that this exclusive marketing arrangement will become a non-exclusive arrangement effective April 1, 2004. The non-exclusive arrangement will extend through September 30, 2006, unless otherwise mutually agreed.

To support our national marketing arrangement with Bank of America, we provide Bank of America with customized software solutions, related integration services and marketing and strategic consulting services. The revenues from these products and services represented 8% of our total bankruptcy and related services segment revenues during 2003. We expect to continue to provide these types of products and services to Bank of America through April 1, 2004. After that date, our relationship with Bank of America will become non-exclusive, and we anticipate that Bank of America will reduce the requested level of customized products and services.

We are currently seeking to expand our Chapter 7 deposit relationships. We may not be successful in establishing one or more of these relationships and cannot predict the timing or pricing terms of any particular new relationship. If we are not successful in accomplishing new banking relationships, our bankruptcy revenues could decline or fail to grow at rates comparable to past revenue growth.

The Chapter 7 bankruptcy market consists of a finite group of trustees, and the loss of even a limited number of our trustee customers could result in a loss of revenues and profits.

There are approximately 1,700 Chapter 7 trustees, of whom approximately 1,200 actively accept new cases. A single trustee customer with a large Chapter 7 deposit base can comprise an important portion of our operating revenues, although we did not have sales to any single bankruptcy trustee customer in excess of 5% of our revenues during 2001, 2002, or 2003. Our future financial performance will depend on our ability to maintain existing trustee customer accounts and to attract business from trustees that are currently using a competitor’s software product. The loss of even a limited number of trustee customers could result in a loss of revenue and profits.

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

Our bankruptcy and related services segment will continue to be affected by a number of factors, any one of which could substantially affect our results of operations for a particular fiscal quarter. Specifically, our quarterly results of operations can vary due to:

•       fluctuations in trustees’ deposit balances or caseloads,

•       unanticipated expenses related to software maintenance or customer service,

•       the timing, cancellation or rescheduling of customer orders, and

•       the timing and market acceptance of new software versions or support services.

The initiation or termination of a large Chapter 11 engagement can directly affect our revenues and earnings for a particular quarter, and the levels of services required for an ongoing Chapter 11 engagement can fluctuate quarter to quarter during the time that the debtor is in Chapter 11 reorganization.

Our Poorman-Douglas subsidiary, which we acquired in January 2004, could have volatility in revenues and earnings. The initiation or termination of a major new class action engagement can directly affect revenues and earnings for a particular quarter, and the levels of services required for an ongoing class action engagement can fluctuate quarter to quarter during the time that the class action lawsuit is active.

We anticipate that in the future we will have greater quarterly volatility in our revenues and earnings than we have had in the past due to fluctuations in our Chapter 11 and our class action operations.

Our stock price may be volatile even if our quarterly results do not fluctuate significantly.

If our quarterly results fluctuate, the market price for our common stock may fluctuate as well and those fluctuations may be significant. Even if we report stable or increased earnings, the market price of our common stock may be volatile. There are a number of factors, beyond earnings fluctuations, that can affect the market price of our common stock, including the following:

•       a decrease in market demand for our stock;

•       downward revisions in securities analysts’ estimates;

•       announcements of technological innovations or new products developed by us or our competitors;

•       the degree of customer acceptance of new products or enhancements offered by us;

•       general market conditions and other economic factors; and

•       the perception that the economy is improving and the corresponding assumption that our bankruptcy business will decline when the economy improves.

In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of stocks of technology companies and that have often been unrelated to the operating performance of particular companies. The market price of our common stock has been volatile, and this is likely to continue.

If Chapter 11 cases on which we are retained convert to Chapter 7, we may not be paid for the products and services we have provided.

In Chapter 11, we provide services directly to the debtor, and we are paid directly by the debtor. If a debtor’s Chapter 11 case converts to Chapter 7 liquidation, we might not be paid for products and services previously provided and we would most likely lose all future revenue from the case. The conversion of a major Chapter 11 case to Chapter 7 could have a material adverse effect on our results of operations.

If the bankruptcy court reduces or eliminates our fees in major Chapter 11 cases, our results of operations could be impaired.

In Chapter 11, the bankruptcy court may reduce or eliminate fees paid for administrative services, such as those we provide. If the court reduced or eliminated fees due to us in a major Chapter 11 case, our results of operations could be materially affected.

If we are unable to develop new technologies, we could lose existing customers and fail to attract new business.

We regularly undertake new projects and initiatives in order to meet the changing needs of our customers. In doing so, we invest substantial resources with no assurance of the ultimate success of the project or initiative. We believe our future success will depend, in part, upon our ability to:

•       enhance our existing products;

•       design and introduce new solutions that address the increasingly sophisticated and varied needs of our current and prospective customers;

•       maintain our technology skills; and

•       respond to technological advances and emerging industry standards on a timely and cost-effective basis.

We may not be able to incorporate future technological advances into our business, and future advances in technology may not be beneficial to or compatible with our business. In addition, keeping abreast of technological advances in our business may require substantial expenditures and lead-time. We may not be successful in using new technologies, adapting our solutions to emerging industry standards, or developing, introducing and marketing software products or enhancements. Furthermore, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these products. If we incur increased costs or are unable, for technical or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing market conditions or customer requirements, we could lose existing customers and fail to attract new business.

Our new releases and products may have undetected errors, which could cause litigation claims against us or damage to our reputation.

We intend to continue to issue new releases of our software products periodically. Complex software products, such as those we offer, frequently contain undetected errors when first introduced or as new versions are released. Any introduction of new products and future releases has a risk of undetected errors. Despite extensive pre-release testing of our software, these undetected errors may be discovered only after a product has been installed and used by our customers. Likewise, the software products we acquire in business acquisitions, including our recent Poorman-Douglas acquisition, has a risk of undetected errors.

Errors may be found in our software products in the future. Any undetected errors, as well as any difficulties in installing and maintaining our new software and releases or difficulties training customers and their staffs on the utilization of new products and releases, may result in a delay or loss of revenue, diversion of development resources, damage to our reputation, increased service costs, increased expense for litigation and impaired market acceptance of our products.

Security problems with or product liability claims arising from our software products could cause increased expense for litigation, increased service costs and damage to our reputation.

We have included security features in our products that are intended to protect the privacy and integrity of data. Security for our products is critical given the highly confidential nature of the information our software processes. Our software products and the servers on which the products are used may not be impervious to intentional break-ins (“hacking”) or other disruptive problems caused by the Internet or by other users. Hacking or other disruptive problems could result in the diversion of development resources, damage to our reputation, increased service costs or impaired market acceptance of our products, any of which could result in higher expenses or lower revenues. Additionally, we could be exposed to potential liability related to hacking or other disruptive problems. Defending these liability claims could result in increased expenses for litigation and a significant diversion of our management’s attention.

Our intellectual property is not protected through patents or formal copyright registration. Therefore, we do not have the full benefit of patent or copyright laws to prevent others from replicating our software.

Our intellectual property rights are not protected through patents or formal copyright registration. We may not be able to protect our trade secrets or prevent others from independently developing substantially equivalent proprietary information and techniques or from otherwise gaining access to our trade secrets. In addition, foreign intellectual property laws may not protect our intellectual property rights. Moreover, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringements. Litigation of this nature could result in substantial expense for us and diversion of management and other resources, which could result in a loss of revenue and profits.

Our failure to develop and maintain products and services that assist our customers in complying with significant government regulation could result in decreased demand for our products and services.

Our products and services are not directly regulated by the government. Our bankruptcy customers are, however, subject to significant regulation, including the United States Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and local rules and procedures established by bankruptcy courts. The Executive Office for United States Trustees, a division of the United States Department of Justice, oversees bankruptcy trustees and establishes administrative rules governing trustees’ activities. The success of our bankruptcy and related services segment has been, and will continue to be, partly dependent on our ability to develop and maintain products and provide services that allow trustees to perform their duties within applicable regulatory and judicial rules and procedures and that allow Chapter 11 debtors to make filings and send required notices on a timely and accurate basis. Future regulation may limit or eliminate the ability of trustees to utilize the types of products and services that we currently provide. Our failure to adapt our products and services to changes in the Bankruptcy Code and applicable rules and procedures could cause us to lose existing customers and fail to attract new customers.

The integration of acquired businesses is time consuming and may distract our management from our other operations and can be expensive, all of which could reduce or eliminate our expected profits.

During January 2004, we acquired Poorman-Douglas for approximately $115 million in cash. Over the last five years, we acquired five other businesses at a combined cost in excess of $100 million. We intend to continue to consider additional opportunities to acquire other companies, assets or product lines that complement or expand our business. If we are unsuccessful in integrating these companies or product lines with our existing operations, or if integration is more difficult than anticipated, we may experience disruptions to our operations. A difficult or unsuccessful integration of an acquired business could reduce or eliminate our profits.

Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

•       unexpected losses of key employees or customers of the acquired company;

•       conforming the acquired company’s standards, processes, procedures and controls with our operations;

•       increasing the scope, geographic diversity and complexity of our operations;

•       difficulties in transferring processes and know-how;

•       difficulties in the assimilation of acquired operations, technologies or products;

•       diversion of management’s attention from other business concerns; and

•       adverse effects on existing business relationships with customers.

The use of our common stock to fund acquisitions or to refinance debt incurred for acquisitions could dilute existing shares.

We intend to consider further opportunities to acquire companies, assets or product lines that complement or expand our business. We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and shares. If the consideration for an acquisition is paid in common stock, existing shareholders’ investments could be diluted. Furthermore, we may decide to issue convertible debt or additional shares of common stock and use part or all of the proceeds to reduce debt we incurred to fund our Poorman-Douglas acquisition or to fund future acquisitions. The issuance of convertible debt or additional shares of common stock for that purpose would also dilute our existing shareholders’ investments.

We depend upon our key personnel, and we may not be able to retain them or to attract, assimilate and retain new, highly qualified employees in the future.

Our future success will depend in significant part upon the continued service of our senior management and certain of our key technical personnel and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. While we have non-disclosure agreements and non-compete agreements with substantially all of our employees, we do not have employment agreements with any of our executive officers or other employees, other than employment agreements with two key executives of our BSI subsidiary and, subsequent to our year end, employment agreements with six key employees of Poorman-Douglas. We maintain key-man life insurance policies on our Chairman and Chief Executive Officer and our President and Chief Operating Officer. The loss of the services of either of these persons or other key personnel or the inability to hire or retain qualified personnel in the future could substantially impair the continuing success of our business.

The debt under our credit agreement dated January 30, 2004, could accelerate if a change in control occurs or if we lost the services of either our Chairman and Chief Executive Officer or our President and Chief Operating Officer.

Our credit agreement dated January 30, 2004, provides that the occurrence of a change in control is an event of default under the credit agreement. A “Change of Control” under the credit agreement means the occurrence of any of the following events: (a) if any person or related persons constituting a group (other than Tom Olofson and Christopher Olofson) become the “beneficial owners” (as such term is used in SEC Rule 13d-3), directly or indirectly, of more than 25% of the total voting power of all classes of our capital stock, (b) we cease to, directly or indirectly, own and control 100% of each class of the outstanding capital securities of each of our subsidiaries, or (c) either of Tom Olofson or Christopher Olofson ceases to be actively involved in our day-to-day management for any reason and a successor reasonably satisfactory to our lenders does not assume such person’s responsibilities and position within 180 days of such cessation. If a change in control occurs, as defined above, our lenders would have the right to accelerate all indebtedness owed by us under our credit agreement.

We do not pay cash dividends on our common stock, and our common stock may not appreciate in value or even maintain the price at which you purchased your shares.

We presently do not intend to pay any cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, our financial condition and any other factors that the board of directors may consider. In addition, certain provisions in our credit agreement may restrict our ability to pay dividends in the future. We currently intend to retain all earnings to invest in our operations. As a result, the success of your investment in our common stock will depend entirely upon its future appreciation. Our common stock may not appreciate in value or even maintain the price at which you purchased your shares.

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

ITEM 2.       PROPERTIES

Our corporate offices are located in a 49,000-square-foot facility in Kansas City, Kansas, which we own. We also lease:

•       approximately 1,200 square feet of office space in Los Angeles, California, through December 31, 2004;

•       approximately 5,000 square feet of office space in San Francisco, California through November 30, 2007;

•       approximately 16,000 square feet of office space in New York, New York, through August 31, 2013;

•       subsequent to year end, approximately 88,000 square feet of office and document processing space in Beaverton, Oregon, through September 30, 2015; and

•       subsequent to year end, approximately 28,000 square feet of office space in Beaverton, Oregon, through June 30, 2007.

ITEM 3.       LEGAL PROCEEDINGS

We occasionally become involved in litigation arising in the normal course of business. There is no currently pending or, to the knowledge of management, threatened litigation against us.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted in the fourth quarter of 2003 to a vote of security holders.

PART II

ITEM 5.                    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “EPIQ.”  The following table shows the reported high and low sales prices for the common stock for the calendar quarters of 2003 and 2002 as reported by Nasdaq:

	2003		2002
	High	Low	High	Low
First Quarter	$20.50	$14.87	$21.48	$13.37
Second Quarter	22.95	15.91	17.72	11.95
Third Quarter	20.00	16.20	21.30	13.55
Fourth Quarter	18.74	14.78	19.60	13.91

Holders

As of February 16, 2004, there were approximately 120 owners of record of our common stock and approximately 4,000 beneficial owners of our common stock.

Dividends

At this time we intend to retain our earnings to reduce our debt and for use in the operation and expansion of our business and, accordingly, do not expect to declare or pay any cash dividends. The payment of future dividends is within the discretion of our board of directors and will depend upon various factors, including future earnings, capital requirements, financial condition, the terms of our credit agreement, and other factors deemed relevant by the board of directors.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2003 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,112,000	$12.20	1,753,000
Equity compensation plans not approved by security holders	80,000	$17.10	0
Total	2,192,000	$12.38	1,753,000

As of December 31, 2003, our 1995 Stock Option Plan and 100,000 stock options issued in conjunction with our acquisition of BSI were the only equity compensation plans or arrangements for purposes of the foregoing table. Subsequent to year end, and in connection with our acquisition of Poorman-Douglas, we issued 300,000 stock options. The stock options issued to a key executive of BSI in 2003 and the stock options issued to two key executives of Poorman-Douglas in January 2004 were inducement stock options issued in conjunction with the execution of employment agreements by each of those executives to become officers of our newly acquired subsidiaries. In accordance with the Nasdaq corporate governance rules, shareholder approval of these inducement stock option grants was not required.

The three stock option grants that are outside of the 1995 Stock Option Plan were all granted at an option exercise price equal to fair market value of the common stock on the date of grant, are all non-qualified options, are all exercisable for up to 10 years from the date of grant and are otherwise substantially identical to the material terms of the 1995 Stock Option Plan. The three option grants are all subject to vesting schedules, which in the case of Ron Jacobs vests 20% vested on January 31, 2003, the grant date thereof, and continues to vest 20% per year on each anniversary of the grant date until fully vested on January 31, 2007, and in the case of Jeffrey Baker and Edward Nimmo vest 20% per year on the first five years of the date of grant (January 31, 2004).

Recent Sales of Unregistered Securities

None.

ITEM 6.                    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In Thousands, Except Per Share Data)
INCOME STATEMENT DATA:
Revenues from continuing operations	$67,936	$36,256	$28,149	$19,906	$14,820
Income from continuing operations	14,525	9,766	6,253	1,980	1,496
Income (loss) from discontinued operations	(5,818)	(1,533)	(1,311)	152	—
Net income	8,707	8,233	4,942	2,132	1,496
Income (loss) per share—Diluted
from continuing operations	$0.80	$0.64	$0.44	$0.18	$0.14
from discontinued operations	$(0.32)	$(0.10)	$(0.09)	$0.02	—
Net income per share—Diluted	$0.48	$0.54	$0.35	$0.20	$0.14
BALANCE SHEET DATA:
Working capital related to continuing operations	$38,856	$63,503	$27,286	$13,374	$4,347
Total assets	141,927	108,037	70,648	44,938	26,222
Long-term debt	3,066	289	594	924	67
Stockholders’ equity	129,255	102,375	65,144	35,923	20,925

During November 1999, we acquired substantially all of the business assets of DCI. The acquisition has been accounted for using the purchase method of accounting with the operating results of DCI included in our statements of income since the date of acquisition.

During March 2000, we acquired substantially all of the business assets of PHiTECH. These assets and corresponding operations constitute our infrastructure software business. The acquisition has been accounted for using the purchase method of accounting with the operating results of PHiTECH included in our statement of income since the date of acquisition. During November 2003, a decision was made to dispose of our infrastructure segment. Accordingly, all revenues, cost of sales, operating expenses, assets and liabilities related to infrastructure software have been reclassified as discontinued operations for all periods presented. See Note 15 of Notes to Financial Statements and see “Business—General—Recent Developments—Disposition.”

During December 2000, we completed a private placement of 2,025,000 shares of common stock and received net proceeds of $12,543,000.

During June 2001, we completed a follow-on offering of 1,537,500 shares of common stock and received net proceeds of $22,735,000.

During October 2001, we acquired certain assets from ROC Technologies. The acquisition has been accounted for using the purchase method of accounting with the operating results of ROC Technologies included in our statement of income since the date of acquisition. See Note 14 of Notes to Consolidated Financial Statements.

During July 2002, we acquired the Chapter 7 trustee business of CPT Group, Inc. The acquisition has been accounted for using the purchase method of accounting with the operating results of CPT Group included in our statement of income since the date of acquisition. See Note 14 of Notes to Consolidated Financial Statements.

During November 2002, we completed a private placement of 2,000,000 shares of common stock and received net proceeds of $28,140,000.

During January 2003, we acquired the member interests of Bankruptcy Services, LLC (“BSI”). The acquisition has been accounted for using the purchase method of accounting with the operating results of BSI included in our statement of income since the date of acquisition. See Note 14 of Notes to Consolidated Financial Statements.

All per share amounts have been adjusted to reflect the two 3-for-2 stock splits effected as 50% stock dividends paid on February 23, 2001 and November 30, 2001.

ITEM 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s Overview

During the past three years, our operations have consisted primarily of products and services provided to the bankruptcy industry. For the government fiscal years ended September 30, 2001, 2002, and 2003, the Administrative Office of the U.S. Courts reported approximately 1.44 million, 1.55 million, and 1.66 million new bankruptcy filings, respectively. Our revenues do not, however, correlate directly with the number of bankruptcy filings. For Chapter 7 bankruptcy filings, our revenues primarily depend on the level of trustee deposits held by the trustees using our software. For Chapter 11 filings, our revenues primarily depend on the number of creditors of the bankrupt entity as well as on the overall complexity of the case. For Chapter 13 bankruptcy filings, our revenues primarily depend on the number of cases being managed by trustees using our software.

The number of new bankruptcy filings each year may vary based on interest rate levels, the level of consumer and business debt, the general economy, and other factors. We believe the level of consumer and business debt is among the most important indicators of future bankruptcy filings. The Federal Reserve reported consumer debt outstanding of $7.6 trillion, $8.3 trillion, and $9.2 trillion as of September 30, 2001, 2002, and 2003, respectively. The Federal Reserve reported business debt outstanding of $6.8 trillion, $7.0 trillion, and $7.3 trillion as of September 30, 2001, 2002, and 2003, respectively.

During 2003, bankruptcy case management revenues accounted for approximately 82% of total revenue received from Bank of America and are related to the level of trustee deposits and the number of trustee customers. Until September 30, 2006, we maintain our current bankruptcy case management fee structure with Bank of America. During 2003, bankruptcy professional services revenues accounted for approximately 18% of the total revenue we received from Bank of America. Bankruptcy professional services revenues are earned based on database conversions, software upgrades, and technology management and strategic consulting services provided to Bank of America. Through the end of the exclusive marketing relationship, we will continue to provide Bank of America with professional services at levels approximately commensurate with prior periods. Beginning April 1, 2004, we anticipate that aggregate professional services provided to Bank of America will decline compared with prior periods.

Acquisitions are a key component of our growth strategy. We have acquired a number of businesses during the past several years, and we may acquire additional businesses in the future. In January 2003, we acquired BSI to begin offering an integrated solution of professional services and proprietary technology platform for Chapter 11 restructurings. In January 2004, we acquired Poorman-Douglas to begin offering class action and mass-tort case management and document management solutions. In the future, we will continue to consider new acquisition opportunities.

During 2003, we determined that our infrastructure software segment was no longer germane to our long-term strategic plan, and we developed a plan to sell this segment within a year. Accordingly, our infrastructure software results for 2001, 2002, and 2003 are included entirely within the discontinued operations section of our income statement. We believe this disposition will enhance long-term shareholder value by enabling us to focus our management and financial resources on the operations of our bankruptcy services and class action products and services.

Critical Accounting Policies

We consider our accounting policies related to revenue recognition, business combination accounting, goodwill and intangible assets not subject to amortization, and software capitalization to be critical policies in understanding our historical and future performance.

Revenue recognition.   Revenues are derived from bankruptcy case management fees and bankruptcy professional services. We have agreements with each bankruptcy trustee or debtor in possession customer obligating us to deliver various products and services each month. The fees paid are contingent upon the month-to-month delivery of the products and services and are based on formulas, as defined by the contracts, related to the number of trustees and cash balances in a trustee’s bank account, the number of cases in a trustee’s portfolio or the number of claims in each case. The formula-based fees earned each month become fixed and determinable on a monthly basis as a result of all contractually required products and services delivered by us during the month. Bankruptcy professional services revenues are recognized in the period the services are provided.

Business combination accounting.   We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future. Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed. The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. Certain identifiable intangible assets, such as customer lists and covenants not to compete, are amortized on a straightline basis over the intangible asset’s estimated useful life. The estimated useful life of amortizable identifiable assets range from two to fourteen years. Goodwill and certain other identifiable intangible assets are not amortized. Accordingly, the acquisition cost allocation has had a significant impact on our current operating results and will have a significant impact on our future operating results.

Goodwill and intangible assets not subject to amortization.   We assess goodwill and intangible assets not subject to amortization for impairment as of each July 31 and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. This assessment is performed at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by segment management.

A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment in which any reporting unit operates, could adversely affect the fair value of one or more reporting units. During 2003, we determined that our infrastructure software segment was no longer germane to our long-term strategic plan, and we developed a plan to sell this segment within a year.

The estimate of fair value is highly subjective and requires significant judgment. If we determine that the fair value of any reporting unit is less than the reporting unit’s carrying value, then we will recognize an impairment charge. As a result of our intent to sell our infrastructure software business, during 2003 we recognized a pre-tax impairment charge of approximately $4,680,000 related to goodwill and other intangible assets. If remaining goodwill and intangible assets on our balance sheet become impaired during a future period, the resulting impairment charge could have a material impact on the Company’s results of operations and financial condition. Our unimpaired, recognized goodwill and intangible assets not subject to amortization totaled $64,662,000 as of December 31, 2003.

Internal software development costs.   Certain internal software development costs incurred in the creation of computer software products are capitalized once technological feasibility has been established. Prior to the completion of detailed program design, development costs are expensed and shown as general and administrative expenses on the statements of income. Capitalized internal software development costs are amortized based on the greater of:

•       the ratio of current revenue to current and estimated future revenue for each product, or

•       the straight-line amortization over the remaining estimated economic life of the product, not to exceed five years.

Management periodically reevaluates its previous estimated future revenue for each product and the remaining estimated economic life of the product. As a result of our decision to hold our infrastructure software assets for sale, during 2003 we recognized a pre-tax impairment charge related to capitalized software of the infrastructure software business of approximately $2,699,000. Our capitalized internal software development costs, net of accumulated amortization, totaled $2,799,000 as of December 31, 2003.

Results of Operations

Year Ended December 31, 2003 compared to the Year Ended December 31, 2002

Revenues

Revenues from the bankruptcy and related services segment increased by $31,680,000, or approximately 87%, to $67,936,000 for the year ended December 31, 2003 compared to $36,256,000 during the prior year.

Bankruptcy case management fees increased $11,031,000, or approximately 40%. $6,205,000 of this increase was the result of bankruptcy case management fees generated by BSI, which we acquired in January 2003. The remainder of the increase was due to the growth of Chapter 7 average aggregate bankruptcy estate deposits, which increased in excess of 20% in 2003.

Bankruptcy professional services revenue increased by $20,649,000, primarily as a result of the acquisition of BSI. Fees from Bank of America for marketing and strategic consulting and technology services accounted for approximately 21% of bankruptcy professional services revenues compared to 73%

in the same period of the prior year. Based on current projects and agreed upon fees with Bank of America, we anticipate that revenue from Bank of America for bankruptcy professional services during the first quarter of 2004 will be comparable to revenue earned in the same period in the prior year. After that date, our relationship with Bank of America will become non-exclusive, and we anticipate that Bank of America will reduce the requested level of customized products and services.

We are currently seeking to expand our Chapter 7 deposit relationships. We believe that we will be successful in establishing one or more of these relationships, but cannot predict the timing or pricing terms of any particular new relationship. The revenues from any new Chapter 7 deposit relationship may offset some or all of the anticipated decline in professional services revenue from Bank of America. If we are not successful in establishing new banking relationships, our bankruptcy revenues could decline or fail to grow at rates comparable to past revenue growth.

Cost of Sales

Total bankruptcy and related services cost of sales increased 101% to $20,277,000, or 30% of bankruptcy and related services revenues, for the year ended December 31, 2003 compared to $10,070,000, or 28% of bankruptcy and related services revenues, for the prior year.

The increase in cost of sales as a percent of bankruptcy and related services revenue is attributable to our acquisition of BSI. As required by accounting principles generally accepted in the United States (commonly referred to as GAAP), BSI includes reimbursed expenses, primarily postage, in both its operating revenues and in its cost of sales. During 2003, such reimbursed expenses totaled approximately $4,764,000. Exclusive of this reimbursed postage expense, bankruptcy and related services cost of sales as a percent of revenues decreased from 28% during 2002 to 25% in 2003. This decrease is primarily the result of cost reductions and spending controls.

The primary components of the dollar increase in bankruptcy and related services cost of sales were the increase in reimbursed expense as discussed above, an approximate $2,848,000 increase in expense related to noticing and printing services, and an approximate $1,901,000 increase in compensation expense. All of these increases are primarily attributable to providing support for our new Chapter 11 case management and professional services product lines.

Operating Expenses

Operating expenses increased 111% to $23,052,000 for the year ended December 31, 2003 compared to $10,910,000 for the prior year. Operating expenses as a percent of operating revenues were 34% for the year ended December 31, 2003 compared to 30% for the year ended December 31, 2002.

The largest component of operating expenses, general and administrative expenses, increased 79% to $16,868,000 for the year ended December 31, 2003 compared to $9,443,000 during the prior year. However, general and administrative expenses as a percent of bankruptcy and related services revenues decreased to approximately 25% for the year ended December 31, 2003 compared to 26% for the prior year. The dollar increase in general and administrative expenses was largely related to our acquisition of BSI, including increases in compensation expense, travel expense to support integration of the operations of BSI into our consolidated operations, and rent expense for the acquired New York office facility.

Amortization expense related to acquired identifiable intangible assets increased $3,260,000 compared with the same period in the prior year primarily due to amortization expense of amortizable identifiable assets acquired as a part of the BSI transaction.

Acquisition related expenses, consisting of executive bonuses, legal, accounting and valuation services, and travel, increased $1,218,000 to $1,793,000 for the year ended December 31, 2003, due to the investigation of potential acquisitions and non-capitalizable expenses related to completed acquisitions.

Effective Tax Rate

Our effective tax rate related to income from continuing operations increased to 41.2% for the year ended December 31, 2003, compared to 37.8% for the year ended December 31, 2002. This increase is primarily due to the acquisition of BSI. BSI primarily generates revenue in the city and state of New York, both of which have high corporate tax rates.

Discontinued Operations

Our infrastructure software results for 2002 and 2003 are included entirely within the discontinued operations section of our income statement. The $7,096,000 increase in infrastructure software’s loss before income tax benefit during 2003 as compared with 2002 is primarily the result of a $7,615,000 impairment charge to reduce goodwill, other intangible assets, software and other long-lived assets to their estimated fair value.

Year Ended December 31, 2002 compared to the Year Ended December 31, 2001

Revenues

Bankruptcy and related services operating revenues increased by $8,107,000, or approximately 29%, to $36,256,000 for the year ended December 31, 2002, compared to $28,149,000 during the prior year. Bankruptcy case management fees increased approximately 36%, or $7,305,000, to $27,459,000 for the year ended December 31, 2002 compared with the prior year primarily due to strong growth in both the value of bankruptcy estate deposits as well as the number of trustee customers. Bankruptcy professional services revenue increased approximately 10%, or $802,000, to $8,797,000 for the year ended December 31, 2002 compared with the prior year. This growth primarily resulted from increased fees from Bank of America for marketing and strategic consulting and technology services. These fees from Bank of America accounted for 73% of bankruptcy professional services revenue for 2002 compared to 74% for 2001.

Cost of Sales

Total bankruptcy and related services cost of sales increased approximately 15% to $10,070,000, or 28% of bankruptcy and related services revenues, for the year ended December 31, 2002 compared to $8,748,000, or 31% of bankruptcy and related services revenues, for the year ended December 31, 2001. The decrease in the cost of products and services as a percentage of revenue was largely attributable to the increase in the number of trustees and deposits from which revenues are generated. These bankruptcy-related fees provided increases in revenue without a proportionate increase in the cost of products and services, resulting in an improvement in our gross profit percentage.

Operating Expenses

Operating expenses increased approximately 10%, or $951,000, to $10,910,000 for the year-ended December 31, 2002 compared to $9,959,000 for the prior year. Operating expenses as a percent of operating revenues were approximately 30% for the year-ended December 31, 2002 compared to approximately 35% for the year ended December 31, 2001. The increase in operating expenses was primarily due to an approximate 12% increase in general and administrative expenses. To support our revenue growth, we had increased expenses related to personnel and insurance. Acquisition related expenses, consisting primarily of legal, accounting and valuation services, travel and executive bonuses, increased $222,000 in 2002 due to the increased volume of work related to both potential and completed acquisitions. These increases in operating expenses were partly offset by a $438,000 decrease in amortization expense related to goodwill and intangible assets. This decrease results primarily from our cessation of goodwill amortization effective January 1, 2002, as required by SFAS No. 142, Goodwill and Other Intangible Assets.

Effective Tax Rate

Our effective tax rate related to income from continuing operations was 37.8% for the year ended December 31, 2002 compared to 38.1% for the year ended December 31, 2001.

Discontinued Operations

Our infrastructure software results for 2001 and 2002 are included entirely within the discontinued operations section of our income statement. The infrastructure software segment’s loss before income tax benefit was $2,466,000 for the year ended December 31, 2002 compared to $2,117,000 for the year ended December 31, 2001. The increase in loss was primarily the result of an increase in software amortization due to the completion and release into production of updated software products.

Liquidity and Capital Resources

During the year ended December 31, 2003, we generated $20,651,000 of cash and cash equivalents from operating activities. During the year ended December 31, 2003, our cash and cash equivalents decreased by $28,766,000, from $59,827,000 at January 1, 2003 to $31,061,000 at December 31, 2003. The cash and cash equivalents generated during this period and the $28,766,000 decrease in cash and cash equivalents since the beginning of the year were primarily used as follows:

•       $43,263,000, net of cash acquired, was paid as partial consideration for the purchase of BSI;

•       $3,771,000 was used to purchase property and equipment, primarily related to the installation of computer equipment at various trustee locations; and

•       $2,754,000 was used to fund internal costs related to development of computer software for which technological feasibility has been established.

As of December 31, 2003, we maintained a working capital line of credit of $25,000,000, maturing on May 31, 2006. The $25,000,000 line of credit replaced two existing lines of credit, with an aggregate capacity of $15,000,000, that were in place as of December 31, 2002. No amounts were borrowed under any line of credit during 2003.

Subsequent to year-end, we acquired 100% of the equity of Poorman-Douglas for approximately $115,000,000 in cash. To partly finance this acquisition, we terminated the line of credit outstanding at December 31, 2003 and entered into a $100,000,000 syndicated credit facility. The credit facility consists of a $45,000,000 senior term loan, with amortizing quarterly principal payments of $4,500,000 million beginning April 30, 2004, a $25,000,000 senior revolving loan, and a $30,000,000 subordinated term loan. At inception of the credit facility, we borrowed $92,000,000 under the credit facility, consisting of all of the senior and subordinated term loans and $17,000,000 of the senior revolving loan, and used the proceeds to partly finance the acquisition of Poorman-Douglas. The senior term loan and revolver mature July 31, 2006, while the subordinated term loan matures December 31, 2006.

We believe that the funds generated from operations plus amounts available under our line of credit will be sufficient for the foreseeable future to finance currently anticipated working capital requirements, software and property and equipment expenditures, payments for contractual obligations, interest payments due on our credit facility borrowings, and the required principal payments on our senior term loan under the credit facility.

During 2004, we may decide to issue equity, subordinated debt, or convertible subordinated debt to repay part or all of the borrowings under the credit facility. Furthermore, we continue to explore acquisition opportunities. Covenants contained in our new credit facility may limit our ability to consummate an acquisition. If we make an additional acquisition or acquisitions, it may be necessary to raise additional capital through a restructuring of our credit facility, the issuance of equity, subordinated debt, or convertible subordinated debt, or some combination of the preceding.

Contractual Obligations

The following table sets forth a summary of our contractual obligations as of December 31, 2003.

	Payments Due By Period
Contractual Obligation	Total	Less than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In Thousands)
Long-term debt—continuing operations(1)	$4,243	$799	$2,259	$1,185	—
Employment agreements	3,267	800	1,600	867	—
Capital lease obligations	66	66	—	—	—
Operating leases	7,188	1,309	1,918	1,289	2,672
Total	$14,764	$2,974	$5,777	$3,341	$2,672

(1)          Debt incurred to partly finance the acquisition of Poorman-Douglas is not included in this table as the debt was incurred subsequent to year-end. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional discussion of debt incurred subsequent to year end.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 established standards for classifying and measuring certain financial instruments that embody obligations and have characteristics of both liabilities and equity. SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and other wise became effective as of July 1, 2003. In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interest that are classified as equity in the financial statements of a subsidiary but, on application of SFAS 150, would be classified as a liability in the parent’s financial statements. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. We believe we do not have any such entities and that future guidance on this issue will not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46, which applies to all public entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain variable interest entities commonly referred to as special-purpose entities as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. We expect that final adoption of this statement will not have a material impact on our consolidated financial statements.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. As of December 31, 2003, EPIQ was exposed to credit risk on credit extended to customers and interest risk on capital lease obligations, the deferred acquisition price note and cash equivalents. We do not currently use any derivative financial instruments. Based on the controls in place, credit worthiness of the customer base and the relative size of these financial instruments, we believe the risk associated with these instruments will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements appear following Item 15 of this Report.

Supplementary Data—Quarterly Financial Information

The following table sets forth quarterly unaudited financial data for the quarters of the years ended December 31, 2003 and 2002.

	Quarters
	1st	2nd	3rd	4th
	(In Thousands, Except Per Share Data)
Year end December 31, 2003
Revenues from continuing operations	$14,075	$17,084	$18,375	$18,402
Gross profit from continuing operations	10,155	12,064	12,845	12,595
Income from continuing operations	2,676	3,875	4,205	3,769
Loss from discontinued operations	(364)	(267)	(279)	(4,908)
Net income	2,312	3,608	3,926	(1,139)
Income per share—Diluted
Income from continuing operations	$0.15	$0.21	$0.23	$0.21
Loss from discontinued operations	$(0.02)	$(0.01)	$(0.02)	$(0.27)
Net income per share—Diluted	$0.13	$0.20	$0.21	$(0.06)
Year ended December 31, 2002
Revenues from continuing operations	$8,508	$8,621	$9,202	$9,925
Gross profit from continuing operations	6,069	6,134	6,647	7,336
Income from continuing operations	2,179	2,231	2,383	2,973
Loss from discontinued operations	(326)	(355)	(471)	(381)
Net income	1,853	1,876	1,912	2,592
Income per share—Diluted
Income from continuing operations	$0.15	$0.15	$0.16	$0.18
Loss from discontinued operations	$(0.03)	$(0.02)	$(0.03)	$(0.02)
Net income per share—Diluted	$0.12	$0.13	$0.13	$0.16

ITEM 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.            CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation as of the end of the period covered by this report, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There were not any significant changes in the Company’s internal controls or in other factors that significantly affected these controls during the quarter ended December 31, 2003.

PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2003.

ITEM 11.             EXECUTIVE COMPENSATION

Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2003.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2003.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2003.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2003.

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this report:

(1)          Financial Statements.  The following financial statements, contained on pages F-1 through F-27 of this report, are filed as part of this report under Item 8—“Financial Statements and Supplementary Data.”

(2)          Financial Statement Schedules.  EPIQ Systems, Inc. and Subsidiaries for each of the years in the three-year period ended December 31, 2003.

Schedule II—Valuation and qualifying accounts

(3)          Exhibits.  Exhibits are listed on the Index to Exhibits at the end of this report.

(b)   Reports on Form 8-K

A report on Form 8-K, Item 5, was filed on October 20, 2003, summarizing changes in the Company’s marketing arrangement with Bank of America.

A report on Form 8-K was filed on October 20, 2003, furnishing the Company’s earnings release for the third quarter of 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: March 9, 2004	EPIQ SYSTEMS, INC.
	By:	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board, Chief Executive Officer and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Name and Title	Date
/s/ Tom W. Olofson	Tom W. Olofson	March 9, 2004
Chairman of the Board, Chief Executive Officer and Director
/s/ Christopher E. Olofson	Christopher E. Olofson	March 9, 2004
President, Chief Operating Officer and Director
/s/ Elizabeth M. Braham	Elizabeth M. Braham	March 9, 2004
Senior Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ Douglas W. Fleming	Douglas W. Fleming	March 9, 2004
Director of Finance (Principal Accounting Officer)
/s/ W. Bryan Satterlee	W. Bryan Satterlee	March 9, 2004
Director
/s/ Edward M. Connolly, Jr.	Edward M. Connolly, Jr.	March 9, 2004
Director
/s/ James A. Byrnes	James A. Byrnes	March 9, 2004
Director

INDEPENDENT AUDITORS’ REPORT

Board of Directors
EPIQ Systems, Inc.
Kansas City, Kansas

We have audited the accompanying consolidated balance sheets of EPIQ Systems, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the schedule of valuation and qualifying accounts listed in Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EPIQ Systems, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 25, 2004

EPIQ SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,347	$59,827
Accounts receivable, trade, less allowance for doubtful accounts of $340 and $5, respectively	11,337	5,109
Prepaid expenses and other	1,938	897
Deferred income taxes	1,736	—
Current assets held for sale	1,304	603
Total Current Assets	46,662	66,436
LONG-TERM ASSETS:
Property and equipment, net	11,886	11,574
Software development costs, net	2,799	1,911
Goodwill	64,188	17,449
Other intangibles, net of accumulated amortization of $4,250 and $640, respectively	16,325	3,031
Other	67	65
Long-term assets held for sale	—	7,571
Total Long-term Assets, net	95,265	41,601
Total Assets	$141,927	$108,037
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITES:
Accounts payable	$1,998	$1,004
Customer deposits	1,712	164
Accrued compensation	1,353	319
Income taxes payable	275	290
Other accrued expenses	315	222
Current portion of deferred acquisition price	783	241
Current maturities of long-term obligations	66	90
Current liabilities held for sale	1,137	1,011
Total Current Liabilities	7,639	3,341
LONG-TERM LIABILITIES:
Deferred income taxes	1,967	1,980
Deferred acquisition price (excluding current portion)	3,066	—
Long-term obligations (excluding current maturities)	—	289
Long-term liabilities held for sale	—	52
Total Long-term Liabilities	5,033	2,321
STOCKHOLDERS’ EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; 50,000,000 shares authorized; issued and outstanding—17,780,854 and 16,538,287 shares at 2003 and 2002, respectively	178	165
Additional paid-in capital	101,890	83,730
Retained earnings	27,187	18,480
Total Stockholders’ Equity	129,255	102,375
Total Liabilities and Stockholders’ Equity	$141,927	$108,037

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2003	2002	2001
OPERATING REVENUES:
Bankruptcy case management fees	$38,490	$27,459	$20,154
Bankruptcy professional services	29,446	8,797	7,995
Total Operating Revenues	67,936	36,256	28,149
COST OF SALES:
Cost of products and services	16,490	6,363	5,462
Depreciation and amortization (exclusive of intangible amortization shown below)	3,787	3,707	3,286
Total Cost of Sales	20,277	10,070	8,748
GROSS PROFIT	47,659	26,186	19,401
OPERATING EXPENSES:
General and administrative	16,868	9,443	8,450
Depreciation	781	542	368
Amortization of goodwill and intangibles	3,610	350	788
Acquisition related	1,793	575	353
Total Operating Expenses	23,052	10,910	9,959
INCOME FROM OPERATIONS	24,607	15,276	9,442
INTEREST INCOME (EXPENSE):
Interest income	284	573	753
Interest expense	(201)	(137)	(100)
Net Interest Income	83	436	653
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	24,690	15,712	10,095
PROVISION FOR INCOME TAXES	10,165	5,946	3,842
INCOME FROM CONTINUING OPERATIONS	14,525	9,766	6,253
DISCONTINUED OPERATIONS:
Loss from operations of discontinued infrastructure segment	(9,562)	(2,466)	(2,117)
Income tax benefit from operations of discontinued infrastructure segment	3,744	933	806
TOTAL DISCONTINUED OPERATIONS	(5,818)	(1,533)	(1,311)
NET INCOME	$8,707	$8,233	$4,942
NET INCOME PER SHARE INFORMATION:
Income per share—Basic
Income from continuing operations	$0.82	$0.66	$0.47
Loss from discontinued operations	(0.33)	(0.10)	(0.10)
Net income per share—Basic	$0.49	$0.56	$0.37
Income per share—Diluted
Income from continuing operations	$0.80	$0.64	$0.44
Loss from discontinued operations	(0.32)	(0.10)	(0.09)
Net income per share—Diluted	$0.48	$0.54	$0.35
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,619	14,775	13,508
Diluted	18,104	15,309	14,111

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, except for share and per share data)

	Year Ended December 31,
	2003	2002	2001
PREFERRED SHARES (2,000,000 authorized)	—	—	—
COMMON SHARES (50,000,000 authorized):
Shares, beginning of year	16,538	14,398	8,374
Shares issued upon exercise of options	189	140	201
Shares issued in secondary public offering	—	—	1,025
Shares issued in private placement of stock	—	2,000	—
Shares issued in acquisition of business	1,054	—	—
Stock split	—	—	4,798
Shares, end of year	17,781	16,538	14,398
COMMON STOCK—PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$165	$144	$84
Shares issued upon exercise of options	2	1	2
Net proceeds from secondary public offering	—	—	10
Net proceeds from private placement of stock	—	20	—
Shares issued in acquisition of business	11	—	—
Stock split	—	—	48
Balance, end of year	178	165	144
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	83,730	54,753	30,528
Shares issued upon exercise of options	1,039	420	866
Tax benefit from exercise of options	746	437	682
Net proceeds from secondary public offering	—	—	22,725
Net proceeds from (expenses for) private placement of stock	(114)	28,120	—
Shares issued in acquisition of business	16,489	—	—
Stock split	—	—	(48)
Balance, end of year	101,890	83,730	54,753
RETAINED EARNINGS:
Balance, beginning of year	18,480	10,247	5,311
Net income	8,707	8,233	4,942
Cash paid in lieu of fractional shares	—	—	(6)
Balance, end of year	27,187	18,480	10,247
TOTAL STOCKHOLDERS’ EQUITY	$129,255	$102,375	$65,144

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,707	$8,233	$4,942
Adjustments to reconcile net income to net cash from operating activities:
Provision (benefit) for deferred income taxes	(1,855)	1,380	459
Depreciation and amortization	3,863	3,700	3,174
Amortization of software development costs	1,933	1,756	977
Amortization of goodwill and other intangible assets	3,745	498	1,402
Asset impairment charges	7,615	—	—
Other, net	234	225	265
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(5,948)	(1,149)	(918)
Prepaid expenses and other assets	(981)	(581)	(204)
Accounts payable and accrued expenses	2,522	(827)	274
Income taxes, including tax benefit from exercise of stock options	731	504	740
Other	85	37	(327)
Net cash from operating activities	20,651	13,776	10,784
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,771)	(4,938)	(7,287)
Software development costs	(2,754)	(1,955)	(2,022)
Cash paid for acquisition of business, net of cash acquired	(43,263)	(682)	(12,188)
Other investing activities, net	(209)	112	36
Net cash used in investing activities	(49,997)	(7,463)	(21,461)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of borrowings on lines of credit	—	—	(3,575)
Principal payments under capital lease obligations	(97)	(103)	(167)
Payment on deferred acquisition price	(250)	(250)	(250)
Net proceeds from (expenses for) stock issuance	(114)	28,140	22,735
Proceeds from exercise of stock options and warrants	1,041	421	868
Cash paid in lieu of fractional shares	—	—	(6)
Net cash from financing activities	580	28,208	19,605
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,766)	34,521	8,928
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	59,827	25,306	16,378
Less cash classified as held for sale	(714)	—	—
CASH AND CASH EQUIVALENTS, END OF YEAR	$30,347	$59,827	$25,306

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

NOTE 1:                NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

EPIQ Systems, Inc. (the “Company”) provides technology-based case management solutions to attorneys, law firms, trustees and debtor companies that administer cases in the federal bankruptcy system. Customers implement the Company’s solutions to administer personal and corporate bankruptcy cases of all sizes and configurations. EPIQ Systems’ product and service offerings automate various administrative tasks pertaining to bankruptcy claims, assets, financial records and other data associated with liquidations and reorganizations and assist customers in organizing and managing their databases of case information, preparing notices and mailings, and in fulfilling their additional responsibilities. Customers implementing the Company’s bankruptcy management solution have a single environment in which to administer their cases.

The Company’s infrastructure software division, now held for sale and classified as a discontinued operation, serves corporate customers that must frequently exchange data files with their business partners or their own end-user customers. The DataExpress® product line automates the transmission of data files over the Internet or private networks in a secure environment.

As discussed in Note 18, subsequent to year end the Company acquired P-D Holding Corp. and its wholly-owned operating subsidiary, Poorman-Douglas Company (collectively, “Poorman-Douglas”). Poorman-Douglas provides technology-based products and services for the class action and mass tort market, as well as for the bankruptcy reorganization market.

Common Stock Splits

On November 6, 2001, the Company announced that its Board of Directors had approved a 3 for 2 stock split effected as a 50% stock dividend, payable November 30, 2001, to holders of record as of November 16, 2001. The Company paid cash to shareholders in lieu of fractional shares. All per share and shares outstanding data in the Consolidated Statements of Income and notes to the consolidated financial statements have been retroactively restated to reflect the stock split.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks and all liquid investments with original maturities of three months or less.

Software Development Costs

Certain internal software development costs incurred in the creation of computer software products are capitalized once technological feasibility has been established. Development costs incurred prior to establishment of technological feasibility are expensed and shown as general and administrative expenses on the statements of income. Capitalized costs are amortized based on the ratio of current revenue to current and estimated future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, not to exceed five years. Amortization of software costs is included in cost of sales in the Consolidated Statements of Income.

NOTE 1:                NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets consist of goodwill, customer contracts, trade names and agreements not to compete, which were the result of the business acquisitions of CPT Group, Inc., ROC Technologies, Inc., PHiTECH, Inc., DCI Chapter 7 Solutions, Inc., and Bankruptcy Services LLC. Customer contracts, trade names and agreements not to compete are being amortized on a straight-line basis over their estimated economic benefit period, generally from 2 to 14 years.

The Company reviews its goodwill on an annual basis at July 31 and between annual tests if events or changes in circumstances have indicated that the assets might be impaired. In accordance with the adoption of SFAS No. 142 on January 1, 2002, goodwill is no longer amortized.

The Company reviews its other intangibles for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. Amortization of intangible assets is reflected in the Consolidated Statements of Income in operating expenses.

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

NOTE 1:                NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25. Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Options awarded under the Company’s plan are granted with an exercise price equal to the fair market value on the date of the grant. Had the compensation cost been determined based on the fair value at the grant dates using SFAS No. 123, the Company’s December 31, 2003, 2002 and 2001 net income and net income per share would have been reduced to the following pro forma amounts:

		Years Ended December 31,
		2003	2002	2001
		(In Thousands, Except Per Share Data)
Net income, as reported		$8,707	$8,233	$4,942
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of tax		(2,195)	(2,258)	(829)
Net income, pro forma		$6,512	$5,975	$4,113
Net income per share—Basic	As reported	$0.49	$0.56	$0.37
	Pro forma	$0.37	$0.40	$0.30
Net income per share—Diluted	As reported	$0.48	$0.54	$0.35
	Pro forma	$0.36	$0.39	$0.29

Pro forma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of stock options.

The fair value of the above options was estimated during the quarter of grant using the Black-Scholes option-pricing model with the following key assumptions:

	2003	2002	2001
Expected life (years)	5.5 - 6.2	6.2	6.5
Volatility	50% - 55%	53%	79%
Risk-free interest rate	2.2% - 3.1%	3.2% - 4.4%	1.9% - 6.7%
Dividend yield	0%	0%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value

NOTE 1:                NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Revenue Recognition

Bankruptcy Case Management Fees

Bankruptcy case management revenues are derived from agreements with each bankruptcy trustee and debtor in possession customer obligating the Company to deliver various products and services each month. The fees paid are contingent upon the month-to-month delivery of the products and services and are based on formulas, as defined by the contracts, related to the number of trustees and cash balances in a trustee’s bank account, the number of cases in a trustee’s portfolio or the number of claims in each case. The formula-based fees earned each month become fixed and determinable on a monthly basis as a result of all contractually required products and services delivered by the Company during the month.

The Company receives an upgrade fee from Bank of America when it completes a major upgrade of the TCMS® product and the upgrade is delivered to every trustee that has a contract with Bank of America. A major upgrade typically consists of a combination of new technology and competitive enhancements that are designed to better serve the needs of the trustee. Revenue is collected through the Bank of America marketing arrangement and is recognized upon delivery of the upgrade to the trustees.

The Company receives expense reimbursements, primarily for postage, from customers. Based on guidance provided by the FASB’s Emerging Issues Task Force, the Company reports reimbursements received as revenue on an accrual basis. The expense related to the reimbursement is recorded as a component of cost of sales.

Bankruptcy Professional Services

Bankruptcy professional services revenues are derived from performing non-routine bankruptcy services for trustees and debtor in possession customers, fees for processing and noticing and mailing services, and additional billable services provided directly to Bank of America to assist the bank with activities that pertain directly to the bank’s support of bankruptcy trustee relationships. Revenues are recognized as the services are provided.

Comprehensive Income

The Company has no components of other comprehensive income; therefore comprehensive income equals net income for each of the three years ended December 31, 2003, 2002 and 2001.

Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, primarily stock options, to the weighted average number of common shares outstanding for a period, if dilutive.

Segment Information

In determining the Company’s reportable segments, the Company examines the way it organizes its business internally for making operating decisions and assessing business performance. The Company’s

NOTE 1:                NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenues are derived from sources within the United States of America and all of its long-lived assets are located in the United States of America.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 established standards for classifying and measuring certain financial instruments that embody obligations and have characteristics of both liabilities and equity. SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but, on application of SFAS 150, would be classified as a liability in the parent’s financial statements. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. The Company believes it does not have any such entities and that future guidance on this issue will not have a material impact on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46, which applies to all public entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain variable interest entities commonly referred to as special-purpose entities as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The Company expects that final adoption of this statement will not have a material impact on its consolidated financial statements.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s financial statement presentation.

NOTE 2:                PROPERTY AND EQUIPMENT

Property, equipment and leasehold improvements are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful life of each asset. The classification of property and equipment and their estimated useful lives is as follows:

	December 31, 2003	December 31, 2002	Estimated Useful Life
	(In Thousands)
Land	$192	$192
Building	4,091	4,091	30 years
Improvements—building and leasehold	1,820	1,065	5 – 10 years
Furniture and fixtures	1,776	1,474	5 – 10 years
Computer equipment	11,338	10,859	2 – 5 years
Office equipment	906	399	5 – 10 years
Transportation equipment	2,518	2,518	3 – 5 years
	22,641	20,598
Less accumulated depreciation and amortization	(10,755)	(9,024)
Property, equipment and leasehold improvements, net	$11,886	$11,574

The Company reviews its property, equipment and leasehold improvements for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable.

NOTE 3:                SOFTWARE DEVELOPMENT COSTS

The following is a summary of software development costs capitalized:

	Year Ended December 31,
	2003	2002
	(In Thousands)
Amounts capitalized, beginning of year	$9,031	$7,065
Development costs capitalized	2,753	1,955
Acquisitions	341	11
Impairment, gross of amortization	(4,913)	—
Amounts capitalized, end of year	7,212	9,031
Accumulated amortization, end of year	(4,187)	(4,695)
Net software development costs	3,025	4,336
Less: Net software development costs included in assets held for sale	(226)	(2,425)
Net software development costs related to continuing operations	$2,799	$1,911

Included in the above are capitalized software development costs for unreleased products. Such costs totaled $1,666,000 and $1,165,000 at December 31, 2003 and 2002, respectively. Of the $1,165,000 capitalized as of December 31, 2002, $306,000 related to operations subsequently discontinued and, accordingly, has been reclassified and included in the accompanying Consolidated Balance Sheets under the caption “Long-term assets held for sale.”

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

During November 2003 (the “Measurement Date”), a decision was made to dispose of the Company’s infrastructure software business. In accordance with SFAS No. 144, long-lived assets classified as held for sale are to be measured at the lower of their carrying amounts or fair value less cost to sell. Accordingly, as of the Measurement Date the Company performed an impairment analysis based on estimated proceeds from the sale less selling costs. Based on this analysis, the carrying amounts of the Company’s long-lived assets, including goodwill and intangible assets, were impaired. For the year ended December 31, 2003 the Company reduced the carrying value of these assets and recorded a pre-tax impairment charge of approximately $7,615,000. This impairment charge is included as a component of Discontinued Operations on our Consolidated Statements of Income.

Goodwill, net of amortization, was $64,188,000 and $17,449,000 for bankruptcy and related services as of December 31, 2003 and 2002, respectively.

The following table reconciles the changes in the Company’s goodwill balances during 2003 and 2002.

	Bankruptcy Segment Year Ended December 31, 2003	Bankruptcy Segment Year Ended December 31, 2002
	(in Thousands)
Balance as of January 1	$17,449	$17,398
Goodwill acquired during the year	46,739	221
Settlement of contingencies from previous acquisition	—	(170)
Balance as of December 31	$64,188	$17,449

Goodwill related to the Company’s infrastructure software segment, with a balance of $3,826,000 as of both January 1, 2002 and 2003, was entirely impaired during 2003 and is a component of the pre-tax impairment charge of $7,615,000 discussed above.

NOTE 4:     GOODWILL AND INTANGIBLE ASSETS (Continued)

In accordance with SFAS No. 142, adopted January 1, 2002, the Company discontinued the amortization of goodwill. Net income and earnings per share for the year ended December 31, 2001 adjusted to exclude this amortization expense, net of tax, is as follows:

Year Ended December 31, 2001
(In Thousands, Except Per Share Data)
Income from continuing operations	$6,253
Goodwill amortization, net of tax	386
Adjusted income from continuing operations, net of tax	6,639
Loss from discontinued operations	(1,311)
Goodwill amortization, net of tax	289
Adjusted loss from discontinued operations, net of tax	(1,022)
Adjusted net income	$5,617
Income per share—Basic
Income from continuing operations	$0.47
Goodwill amortization, net of tax	0.03
Adjusted income per share from continuing operations	0.50
Loss from discontinued operations	(0.10)
Goodwill amortization, net of tax	0.02
Adjusted income per share from discontinued operations	(0.08)
Adjusted net income per share—Basic	$0.42
Income per share—Diluted
Income from continuing operations	$0.44
Goodwill amortization, net of tax	0.03
Adjusted income per share from continuing operations	0.47
Loss from discontinued operations	(0.09)
Goodwill amortization, net of tax	0.02
Adjusted loss per share from discontinued operations	(0.07)
Adjusted net income per share—Diluted	$0.40

NOTE 4:     GOODWILL AND INTANGIBLE ASSETS (Continued)

Other intangible assets related to continuing operations at December 31, 2003 and 2002 consisted of the following:

	December 31, 2003	December 31, 2002
	(In Thousands)
Amortized Other Intangible Assets:
Customer contracts	$8,060	$3,360
Accumulated amortization	(2,925)	(460)
Customer contracts, net	5,135	2,900
Trade names	60	60
Accumulated amortization	(45)	(25)
Trade names, net	15	35
Non-compete agreements	11,980	250
Accumulated amortization	(1,279)	(154)
Non-compete agreements, net	10,701	96
Total amortized intangible assets, net	$15,851	$3,031
Unamortized Other Intangible Assets:
Trade names	$474	—
Total Other Intangible Assets, net	$16,325	$3,031

The table below lists both historical amortization and estimated amortization from continuing operations related to intangible assets other than goodwill (before the effect of the Poorman-Douglas acquisition).

For The Years Ended December 31
(In Thousands)
Aggregate amortization expense from continuing operations:
2001	$165
2002	350
2003	3,610
Estimated amortization expense from continuing operations:
2004	$3,894
2005	1,679
2006	1,483
2007	1,483
2008	1,483

NOTE 4:     GOODWILL AND INTANGIBLE ASSETS (Continued)

Other intangible assets related to Discontinued Operations at December 31, 2003 and 2002 consisted of the following:

	December 31, 2003	December 31, 2002
	(In Thousands)
Amortized Other Intangible Assets:
Customer contracts	$700	$700
Accumulated amortization	(260)	(195)
Impairment	(440)	—
Customer contracts, net	—	505
Trade names	650	650
Accumulated amortization	(241)	(182)
Impairment	(409)	—
Trade names, net	—	468
Non-compete agreements	50	50
Accumulated amortization	(46)	(35)
Impairment	(4)	—
Non-compete agreements, net	—	15
Total amortized intangible assets, net	—	$988

NOTE 5:                LINE OF CREDIT AND LONG-TERM OBLIGATIONS

Line of Credit

As of December 31, 2003, the Company had an unsecured $25,000,000 line of credit which matured May 31, 2006. Any borrowing on the line of credit accrued interest at the Prime Rate as published in the Wall Street Journal or LIBOR plus 200 basis points, at the option of the Company. The line of credit contained certain financial covenants pertaining to the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) and maximum total debt to EBITDA. The $25,000,000 line of credit replaced two existing lines of credit, with an aggregate capacity of $15,000,000, that were in place as of December 31, 2002.

No borrowings were outstanding under any line of credit as of either December 31, 2003 or 2002. The Company was in compliance with all of the financial covenants under the lines of credit as of and for the years ended December 31, 2003 and 2002.

The line of credit outstanding at December 31, 2003 was terminated as of January 30, 2004 and replaced with a syndicated credit facility. The credit facility consists of a $45,000,000 senior term loan, with amortizing principal quarterly payments of $4,500,000 beginning April 30, 2004, a $25,000,000 senior revolving loan, and a $30,000,000 subordinated term loan. The senior term loan and revolver mature July 31, 2006, while the subordinated term loan matures December 31, 2006. Interest on the credit facility is generally based on a spread over the LIBOR rates. The credit facility contains financial covenants related to EBITDA, total debt and interest charges, and is secured by liens on real property and a significant portion of the Company’s personal property.

NOTE 5:                LINE OF CREDIT AND LONG-TERM OBLIGATIONS (Continued)

Deferred Acquisition Price

On January 31, 2003 EPIQ acquired 100% of the membership interests of Bankruptcy Services LLC (“BSI”), a provider of technology-based case management, consulting and administrative services for Chapter 11 cases, for a purchase price of $67,014,000. A portion of the purchase price was deferred which consists of a non-interest bearing note, payable in five annual installments, with a face value of $4,000,000 discounted using an imputed rate of 5% per annum. At December 31, 2003 the discounted liability was approximately $3,606,000 of which approximately $540,000 was classified as a current liability. The annual undiscounted payments for this obligation at December 31, 2003 are as follows:

(In Thousands)
2004	$556
2005	555
2006	1,704
2007	593
2008	592
Total	$4,000

NOTE 6:                OPERATING LEASES

The Company has non-cancelable operating leases for office space at various locations expiring at various times through August 2013. Each of the leases requires the Company to pay all executory costs (property taxes, maintenance and insurance). Additionally, the Company has non-cancelable operating leases for office equipment and automobiles expiring through January 2007.

Future minimum lease payments during the years ending December 31 are as follows:

(In Thousands)
2004	$1,309
2005	1,057
2006	861
2007	716
2008	573
Thereafter	2,672
Total minimum lease payments	$7,188

Expense related to operating leases was approximately $1,047,000, $425,000, and $431,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Included in rental expense was approximately $162,000 paid to a related party for the year ended December 31, 2001.

NOTE 7:                RELATED PARTY TRANSACTIONS

The Company leased office space for the corporate headquarters building in Kansas City, Kansas from a partnership in which the Chairman of the Board and Chief Executive Officer of the Company is a partner. The lease expired in February 2001 and became a month-to-month lease. In May 2001 the Company purchased its corporate headquarters building and land for a cash purchase price of $1,750,000. The purchase price was based on an independent appraisal of the building obtained by the Company in January 2001.

NOTE 8:                EMPLOYEE BENEFIT PLANS

Stock Purchase Plan

The Company established an employee stock purchase plan in October 2000. The plan creates an opportunity for the majority of employees to purchase shares of the Company’s common stock through payroll deduction. The purchase prices for all employee participants are based on the closing bid price on the last business day of the month.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan covering substantially all employees. The Company matches 60% of the first 10% of employee contributions and also has the option of making discretionary contributions. Contributions were approximately $426,000, $337,000, and $270,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 9:                STOCKHOLDERS’ EQUITY

On June 6, 2001, the shareholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized common shares to 50,000,000 from 20,000,000.

On June 29, 2001, the Company completed a secondary public offering of 1,537,500 shares of its common stock and received net proceeds of $22,735,000, after underwriter’s discount and offering expenses of $1,865,000.

On November 7, 2002, the Company completed a private placement of 2,000,000 shares of its common stock and received net proceeds of approximately $28,140,000, after underwriter’s discount and offering expenses of $1,860,000.

On January 31, 2003, the Company issued 1,054,230 shares of restricted common stock, valued at approximately $16,500,000, as a part of the transaction to purchase the membership interests of BSI. Half of the restricted shares cannot be sold, transferred or encumbered for a period of one year from the date of issue, and the other half of the restricted shares cannot be sold, transferred or encumbered for a period of two years from the date of issue.

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

NOTE 10:         INCOME TAXES

The following table presents the income from continuing operations, all from domestic sources, before income taxes and the provision (benefit) for income taxes.

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)
Income before income taxes:	$24,690	$15,712	$10,095
Provision for income taxes from continuing operations:
Currently payable income taxes
Federal	7,245	4,438	3,015
State	2,886	1,007	672
Total	10,131	5,445	3,687
Deferred income taxes
Federal	28	441	136
State	6	60	19
Total	34	501	155
Provision for income taxes from continuing operations	$10,165	$5,946	$3,842
Provision (benefit) for income taxes from discontinued operations:
Current income tax	$(1,855)	$(1,812)	$(1,110)
Deferred income taxes	(1,889)	879	304
(Benefit) for income taxes from discontinued operations	(3,744)	(933)	(806)
Consolidated income tax provision	$6,421	$5,013	$3,036

A reconciliation of the provision for income taxes from continuing operations at the statutory rate (35% in 2003 and 34% in both 2002 and 2001) to provision for income taxes from continuing operations at the Company’s effective rate is shown below:

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)
Computed at the statutory rate	$8,641	$5,342	$3,432
Change in taxes resulting from:
State income taxes, net of federal tax effect	1,372	553	361
Other	152	51	49
Provision for income taxes from continuing operations	$10,165	$5,946	$3,842

NOTE 10:   INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities on the accompanying balance sheets are as follows:

	December 31, 2003	December 31, 2002
	(In Thousands)
Deferred tax assets:
Allowance for doubtful accounts	$164	$12
Intangible assets	1,890	110
Property and equipment and software development costs	109	—
Other	28	82
Total deferred tax assets	2,191	204
Deferred tax liabilities:
Prepaid expenses	342	185
Intangible assets	939	355
Property and equipment and software development costs	1,141	1,750
Total deferred tax liabilities	2,422	2,290
Net deferred tax liability	$(231)	$(2,086)

The above net deferred tax liability is presented on the balance sheets as follows:

	December 31, 2003	December 31, 2002
	(In Thousands)
Current Assets:
Deferred income taxes	$1,736	$—
Current Liabilities:
Other accrued expenses	—	(106)
Long-term Liabilities:
Deferred income taxes	(1,967)	(1,980)
	$(231)	$(2,086)

NOTE 11:         NET INCOME PER SHARE

The details of the calculation of basic and diluted net income per share from continuing operations are as follows:

	2003			2002			2001
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
	(In Thousands, Except Per Share Data)
Basic income per share from continuing operations	$14,525	17,619	$0.82	$9,766	14,775	$0.66	$6,253	13,508	$0.47
Effect of dilutive securities:
Stock options		485			534			603
Diluted income per share from continuing operations	$14,525	18,104	$0.80	$9,766	15,309	$0.64	$6,253	14,111	$0.44

Options to purchase 113,000, 99,000 and 4,000 shares of common stock as of December 31, 2003, 2002 and 2001, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.

NOTE 12:         STOCK OPTIONS

The Company’s 1995 Stock Option Plan (the “Plan”), as amended, limits the grant of options to acquire shares of common stock to 4,500,000 shares. At December 31, 2003, there were approximately 1,753,000 options available for future grants under the Plan. Under the Plan, the option price may not be less than 100% of the fair market value of the common stock on the date of grant for a non-qualified stock option or an incentive stock option (“ISO”).

The Board of Directors administers the Plan and has discretion to determine the term of an option, which may not be exercised more than 10 years after the date of grant. In the case of an ISO granted to an employee owning more than 10% of the voting stock of the Company, the term may not exceed five years from the date of grant. Options may not be transferred by an optionee except by will or the laws of descent and distribution and are exercisable during the lifetime of an optionee only by the optionee or the optionee’s guardian or legal representatives. Assuming the option is otherwise still exercisable, options must be exercised within one year after a termination of employment due to death, one year after a termination of employment due to disability, and three months after any other termination of employment.

The Board of Directors may require in its discretion that any option granted becomes exercisable only in installments or after some minimum period of time, or both. The vesting schedule for outstanding options ranges from immediately to five years.

As of December 31, 2003, the Company had outstanding one stock option to acquire up to 80,000 shares of common stock, which option was granted outside the Plan as an inducement grant to a new executive. The option was granted at an option exercise price equal to fair market value of the common stock on the date of grant, is a non-qualified option, is exercisable for up to 10 years from the date of grant and vests 20% on the grant date and continues to vest 20% per year on each anniversary of the grant date until fully vested.

NOTE 12:   STOCK OPTIONS (Continued)

A summary of the Company’s stock options outstanding as of December 31, 2003, 2002 and 2001 is presented below:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In Thousands, Except Price Data)
Outstanding, beginning of year	1,744	$6.87	1,293	$5.88	1,134	$3.92
Granted	727	16.42	679	15.79	443	9.89
Forfeited	(87)	10.08	(91)	8.96	(87)	7.06
Exercised	(192)	5.36	(137)	3.00	(197)	3.09
Outstanding, end of year	2,192	10.97	1,744	6.87	1,293	5.88
Options exercisable at year-end	1,225		791		355
Weighted-average fair value of options granted during the year	$9.67		$8.65		$7.23

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(In Thousands, Except Life and Price Data)
$1.56 to $3.99	97	4.63 years	$3.12	93	$3.09
$4.00 to $5.99	403	5.58 years	4.66	335	4.67
$6.00 to $12.99	464	7.53 years	10.07	278	10.35
$13.00 to $15.99	508	9.76 years	15.81	6	14.55
$16.00 and over	720	8.87 years	17.02	513	16.79
	2,192	8.00 years	12.38	1,225	10.97

NOTE 13:         SIGNIFICANT CUSTOMER AND CONCENTRATION

The Company promotes its Chapter 7 TCMS® software related products and services through a national marketing arrangement with Bank of America. Through this arrangement the Company receives revenues based on the number of trustees and the level of trustees’ deposits with that institution. The Company also earns revenue from conversions, upgrades, electronic banking services, technology services and marketing and consulting services. Revenues recognized by the Company from Bank of America as a result of these arrangements were approximately $34,324,000, $29,476,000, and $22,335,000 for 2003, 2002 and 2001, respectively. The increase in each year shown was from increases in the number of trustees and deposits, electronic banking, technology integration fees, technology management fees and marketing and consulting services. Additionally, Bank of America represented approximately 57% and 75% of the Company’s accounts receivable balance as of December 31, 2003 and 2002, respectively.

In 2003, the Company agreed with Bank of America that the exclusive marketing arrangement will become a non-exclusive marketing arrangement effective April 1, 2004. The non-exclusive marketing arrangement will extend through September 30, 2006, unless otherwise mutually agreed.

NOTE 14:         BUSINESS ACQUISITIONS

Bankruptcy Services LLC

On January 31, 2003, EPIQ acquired 100% of the membership interests of Bankruptcy Services LLC (“BSI”), a provider of technology-based case management, consulting, and administrative services for Chapter 11 cases, for a purchase price of $67,014,000. This acquisition provided complementary diversification to the Company’s existing legal services business. The results of BSI’s operations have been included in the consolidated results of operations since that date. The purchase price included the following components:

Cash	$45,500,000
Restricted stock (1,054,000 shares) of the Company	16,500,000
Deferred acquisition price	3,445,000
Assumed liabilities	1,250,000
Acquisition costs	319,000

The deferred acquisition price consists of a non-interest bearing note, payable in five annual installments, with a face value of $4,000,000 discounted using an imputed rate of 5% per annum.

The purchase price has been allocated to tangible and identifiable intangible assets as follows:

Net tangible assets	$3,030,000
Software	341,000
Trade name	474,000
Customer backlog	4,700,000
Non-compete agreements	11,730,000

The Company is using the straight-line method to amortize the software over three years, the customer backlog over two years and the non-compete agreements over ten years. The trade name has an indefinite life and, therefore, is not currently subject to amortization. Goodwill of $46,739,000, which is deductible for tax purposes, was assigned to the bankruptcy segment.

CPT Group, Inc.

On July 10, 2002, the Company acquired the Chapter 7 trustee business of CPT Group, Inc. in Orange County, California. The purchase price totaled $852,000, including acquisition costs of $52,000. The net purchase price of $800,000 was paid in cash. The purchase price was allocated to software of $11,000 and customer contracts of $620,000. The software is being amortized on a straight-line basis over 12 months, while the customer contracts are being amortized on a straight-line basis over 10 years. The remainder of the purchase price was allocated to goodwill and totaled $221,000. In accordance with SFAS No. 142, the goodwill is not being amortized. The acquisition was accounted for using the purchase method of accounting with the operating results included in the Company’s Consolidated Statement of Income since the date of acquisition.

ROC Technologies, Inc.

On October 11, 2001, the Company acquired certain assets from ROC Technologies, Inc., the bankruptcy management software subsidiary of Imperial Bancorp. Imperial Bancorp is a subsidiary of Comerica, Inc. (“Comerica”). The acquisition followed Comerica’s decision to exit the Chapter 7 trustee business. The purchase price totaled approximately $12,228,000, including acquisition costs of $188,000 and assumed liabilities of $40,000. The net purchase price of $12,188,000 was paid entirely in cash. The

NOTE 14:   BUSINESS ACQUISITIONS (Continued)

purchase price was allocated to property and equipment of $118,000, software of $270,000, trade name of $60,000 and customer contracts of $1,840,000. The software and trade name are being amortized on a straight-line basis over 3 years while the customer contracts are being amortized on a straight-line basis over 10 years. The remainder of the purchase price was allocated to goodwill and totaled $9,940,000. In accordance with SFAS No. 142, the goodwill is not being amortized. The acquisition was accounted for using the purchase method of accounting with the operating results included in the Company’s Consolidated Statement of Income since the date of acquisition.

Pro Forma Information

Unaudited pro forma operations assuming each purchase acquisition was made at the beginning of the year preceding the acquisition are shown below:

	For the Years Ended December 31,
	2003	2002	2001
	(In Thousands, Except Per Share Data)
Operating revenues	$69,914	$63,368	$31,774
Income from continuing operations	14,851	9,829	4,740
Discontinued operations	(5,780)	(1,533)	(1,311)
Net income	9,071	8,296	3,429
Net income per share:
Income per share—Basic
Income from continuing operations	0.84	0.66	0.35
Loss from discontinued operations	(0.33)	(0.10)	(0.10)
Net income per share—Basic	0.51	0.56	0.25
Income per share—Diluted
Income from continuing operations	0.82	0.64	0.33
Loss from discontinued operations	(0.32)	(0.10)	(0.09)
Net income per share—Diluted	0.50	0.54	0.24

Pro forma data reflect the difference in amortization expense between EPIQ and the acquired company as well as other adjustments, including income taxes and management compensation. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been completed on that date nor is it necessarily indicative of future operations.

NOTE 15:         DISCONTINUED OPERATIONS

The Company acquired the infrastructure software business in March 2000. The primary offering for the infrastructure software market is DataExpress®, a software product line that automates the exchange of data files between the Company’s customers and their business partners. During November 2003 (the “Measurement Date”), the Company determined that its infrastructure software segment was no longer germane to the Company’s long-term strategic plan. Accordingly, the Company developed and committed to a plan to sell, within one year, the infrastructure software business.

The disposal plan consists primarily of the active marketing of the infrastructure business. The Company believes the sale of infrastructure software will be completed within one year of the Measurement Date. The disposal of the infrastructure business represents a discontinued operation under SFAS No. 144 and is classified as held for sale. Accordingly, assets and liabilities related to this segment have been reclassified in the accompanying Consolidated Balance Sheets as held for sale, and revenues, cost of sales, and operating expenses related to this segment have been reclassified in the accompanying Consolidated Statements of Income for all periods presented as “Discontinued Operations.”

In accordance with SFAS No. 144, long-lived assets classified as held for sale are to be measured at the lower of their carrying amounts or fair value less cost to sell. Accordingly, as of the Measurement Date, the Company performed an impairment analysis based on estimated proceeds from the sale less estimated selling costs. Based on this analysis, the carrying amounts of the long-lived assets including property and equipment, goodwill and other intangible assets, were impaired. For the year ended December 31, 2003 the Company wrote down the carrying value of these assets and recorded a pre-tax impairment charge, included in Discontinued Operations in the accompanying Consolidated Statements of Income, of approximately $7,615,000. The tax benefit related to this impairment charge, also included in Discontinued Operations in the accompanying Consolidated Statements of Income, was approximately $3,000,000.

NOTE 15:   DISCONTINUED OPERATIONS (Continued)

The following tables summarize financial information for Discontinued Operations.

Balance sheets of discontinued operations:	December 31, 2003	December 31, 2002
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash	$714	—
Accounts receivable, trade, less allowance for doubtful accounts of $16 and $26, respectively	258	$538
Prepaid expenses	82	65
Property and equipment, net	24	—
Software development costs, net	226	—
Total Current Assets	1,304	603
LONG-TERM ASSETS:
Property and equipment, net	—	312
Software development costs, net	—	2,425
Goodwill	—	3,826
Other intangibles, net of accumulated amortization of $412 in 2002	—	988
Other	—	20
Total Long-term Assets	—	7,571
Total Assets	1,304	8,174
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	146	72
Accrued expenses	27	115
Deferred revenue	964	817
Current maturities of long-term obligations	—	7
Total Current Liabilities	1,137	1,011
LONG-TERM LIABILITIES:
Deferred revenue	—	52
Total Long-term Liabilities	—	52
Total Liabilities	1,137	1,063
NET ASSETS OF DISCONTINUED OPERATIONS	$167	$7,111

	Years Ended December 31
Net revenue and pre-tax loss from discontinued operations:	2003	2002	2001
	(In Thousands)
Net revenue from discontinued operations	$1,988	$2,020	$1,963
Pre-tax loss from discontinued operations	$(9,562)	$(2,466)	$(2,117)

NOTE 16:         SEGMENT REPORTING

EPIQ Systems has two operating segments to which it allocates resources and assesses performance: bankruptcy and related services and infrastructure software. Gross profit, as reported in the Consolidated Statements of Income, is the financial measure used by the chief operating decision maker in assessing segment performance and deciding how to allocate resources.

The bankruptcy operating model is based on providing comprehensive bankruptcy case management solutions supported by a bankruptcy shared services organization. The Company’s bankruptcy product and service offerings automate various administrative tasks pertaining to bankruptcy claims, assets, financial records and other data associated with liquidations and reorganizations, and assist customers in organizing and managing their databases of case information, in preparing notices and mailings and in fulfilling their various responsibilities.

The infrastructure software segment develops file transfer software used by companies in various industries. During November 2003, the Company decided to dispose of the infrastructure software segment. Accordingly, this segment is classified as held for sale and is reported as Discontinued Operations. Revenues, cost of sales and operating expenses related to this segment have been reclassified in the financial statements for all periods presented as “Discontinued Operations.”

Consistent with guidance provided by the Financial Accounting Standards Board, the Company has not presented segment information related to its discontinued operation. As a result, as of December 31, 2003, the Company had only a single reportable segment, bankruptcy and related services.

NOTE 17:         ADDITIONAL CASH FLOWS INFORMATION

	2003	2002	2001
	(In Thousands)
Additional Cash Information
Interest paid	$53	$151	$135
Income taxes paid	$7,518	$3,128	$1,837

Noncash Investing and Financing Activities

The Company acquired certain assets and assumed certain liabilities of BSI in 2003. The Company acquired certain business assets of CPT Group, Inc and received a settlement for contingencies on the ROC acquisition in 2002. The Company acquired certain business assets and assumed certain liabilities of ROC in 2001. In conjunction with the acquisitions, cash flow information is as follows:

	2003	2002	2001
	(In Thousands)
Fair value of assets acquired	$67,014	$852	$12,228
Deferred obligation incurred in purchase transaction	(3,445)	—	—
Restricted stock issued	(16,500)	—	—
Settlement of contingencies from ROC acquisition	—	(170)	—
Liabilities assumed	(1,250)	—	(40)
Cash paid for acquisition	45,819	682	12,188
Cash acquired	2,556	—	—
Cash paid for acquisition, net of cash acquired	$43,263	$682	$12,188

NOTE 18:         SUBSEQUENT EVENTS

On January 30, 2004, the Company acquired 100% of the equity of P-D Holding Corp. and its wholly-owned operating subsidiary, Poorman-Douglas Company (collectively, “Poorman-Douglas”) in a transaction accounted for under the purchase method of accounting. The approximate $115 million cash purchase price was financed using available cash and borrowings under a newly established $100 million credit facility. This transaction provides complementary diversification to the Company’s existing legal services business. The purchase price will be allocated to assets acquired, including identifiable intangible assets, and liabilities assumed based on the fair value of such assets acquired and liabilities assumed. The purchase price in excess of the fair value of assets acquired less the fair value of liabilities assumed will be recorded as goodwill. The Company has not completed the process of identifying and valuing all assets acquired and liabilities assumed.

On January 30, 2004, the Company terminated and replaced its existing $25 million line of credit with a $100 million syndicated credit facility. The credit facility consists of

•       45 million senior term loan, with $4.5 million quarterly amortizing principal payments beginning April 30, 2004 and a final maturity of July 31, 2006;

•       25 million senior revolving loan, with a final maturity of July 31, 2006; and

•       30 million subordinated term loan, with no required amortizing principal payments and a final maturity of December 31, 2006.

Interest on the credit facility is generally based on a spread over the LIBOR rates, contains financial covenants related to EBITDA, total debt and interest charges, and is secured by liens on the Company’s real property and most of its personal property.

*     *     *

EPIQ SYSTEMS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Allowance for doubtful receivables for continuing operations
For the year ended December 31, 2003	$5	$347		$(12)	$340
For the year ended December 31, 2002	5				5
For the year ended December 31, 2001	5				5

EXHIBIT INDEX

The following exhibits are filed with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description
3.1	Articles of Incorporation, as amended.(1)
3.2	Bylaws, as amended and restated.(2)
4.1	Reference is made to exhibits 3.1 and 3.2.
10.1	1995 Stock Option Plan, as amended.(3)
10.2	Securities Purchase Agreement dated as of November 7, 2002, among the Company and the Purchasers named therein.(4)
10.3

Membership Interest Purchase Agreement dated as of January 31, 2003, among Jay D. Chazanoff, Stephen R. Simms, Ron L. Jacobs, Kathleen Gerber, Bankruptcy Services LLC, EPIQ Systems Acquisition, Inc. and the Company.(5)

10.4	Employment Agreement dated as of January 31, 2003, among Bankruptcy Services LLC, the Company and Ron Jacobs.(5)
10.5	Employment Agreement dated as of January 31, 2003, among Bankruptcy Services LLC, the Company and Kathleen Gerber.(5)
10.6	Stock Option Agreement among the Company, Bankruptcy Services LLC and Ron Jacobs dated as of January 31, 2003,.(5)
10.7

Agreement and Plan of Merger among P-D Holding Corp., the Company, PD Merger Corp., and Endeavour Capital Fund III, L.P., in its capacity as Shareholders’ Representative, dated as of January 30, 2004.(6)

10.8

Agreement Related to Merger Agreement among the Company, P-D Holding Corp., certain shareholders of P-D Holding Corp. and Endeavour Capital Fund III, L.P., in its capacity as Shareholders’ Representative, dated as of January 30, 2004.(6)

10.9	Employment and Non-Competition Agreement between Poorman-Douglas Corporation and Jeffrey B. Baker dated as of January 30, 2004.(6)
10.10	Employment and Non-Competition Agreement between Poorman-Douglas Corporation and Edward J. Nimmo dated as of January 30, 2004.(6)
10.11	Stock Option Agreement between the Company and Jeffrey B. Baker dated as of January 30, 2004.(6)
10.12	Stock Option Agreement between the Company and Edward J. Nimmo dated as of January 30, 2004.(6)
10.13

Credit Agreement among the Company, Bankruptcy Services LLC and Poorman-Douglas Corporation, as Borrowers; the various financial institutions party thereto, as Lenders; LaSalle Bank National Association, as Administrative Agent; and Keybank National Association, as Syndication Agent; LaSalle Bank National Association, as Arranger, dated as of January 30, 2004.(6)

21.1	List of Subsidiaries.*
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.*
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350.*

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

(6)           Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2004.