Form 10-Q
period 2004-03-31
EPIQ SYSTEMS INC
filed 2004-05-07
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒ No  ☐

The number of shares outstanding of registrant’s common stock at April 30, 2004:

Class	Outstanding
Common Stock, $.01 par value	17,830,861

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.     Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

REVENUE:
Case management	$16,926	$11,415
Document management	6,067	1,881
Operating revenue	22,993	13,296
Reimbursed expenses	3,019	779
Total Revenue	26,012	14,075

COSTS AND EXPENSES:
Direct costs	10,305	2,955
General and administrative	5,638	3,487
Depreciation and software amortization	1,381	1,118
Amortization of identifiable intangible assets	1,680	682
Acquisition related	2,181	1,485
Total Operating Expenses	21,185	9,727

INCOME FROM CONTINUING OPERATIONS	4,827	4,348

INTEREST INCOME (EXPENSE):
Interest income	34	113
Interest expense	(1,522)	(43)
Net Interest Income (Expense)	(1,488)	70

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,339	4,418

PROVISION FOR INCOME TAXES	1,338	1,741

NET INCOME FROM CONTINUING OPERATIONS	2,001	2,677

DISCONTINUED OPERATIONS:
Loss from operations of discontinued infrastructure software segment	(436)	(602)
Income tax benefit from operations of discontinued infrastructure software segment	172	237
TOTAL DISCONTINUED OPERATIONS	(264)	(365)

NET INCOME	$1,737	$2,312

NET INCOME PER SHARE INFORMATION:
Income per share — Basic
Income from continuing operations	$0.11	$0.16
Loss from discontinued operations	(0.01)	(0.03)
Net income per share — Basic	$0.10	$0.13

Income per share — Diluted
Income from continuing operations	$0.11	$0.15
Loss from discontinued operations	(0.01)	(0.02)
Net income per share — Diluted	$0.10	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,813	17,250
Diluted	18,237	17,782

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,088	$30,347
Accounts receivable, trade, less allowance for doubtful accounts of $610 and $340, respectively	26,491	11,337
Prepaid expenses	3,536	1,023
Deferred income taxes	7,601	1,736
Other current assets	2,806	915
Current assets held for sale	1,233	1,304
Total Current Assets	43,755	46,662

LONG-TERM ASSETS:
Property and equipment, net	17,608	11,886
Software development costs, net	6,074	2,799
Goodwill	148,513	64,188
Other intangibles, net of accumulated amortization of $5,930 and $4,250, respectively	30,144	16,325
Other	1,045	67
Total Long-term Assets	203,384	95,265
Total Assets	$247,139	$141,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITES:
Accounts payable	$4,836	$1,998
Customer deposits	4,093	1,712
Other accrued expenses	1,389	1,943
Current maturities of long-term obligations	18,713	849
Current liabilities held for sale	997	1,137
Total Current Liabilities	30,028	7,639

LONG-TERM LIABILITIES:
Deferred income taxes	9,101	1,967
Long-term obligations (excluding current maturities)	76,668	3,066
Total Long-term Liabilities	85,769	5,033

STOCKHOLDERS’ EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock – $0.01 par value; 50,000,000 shares authorized; issued and outstanding — 17,827,627 and 17,780,854 shares at March 31, 2004 and December 31, 2003, respectively	178	178
Additional paid-in capital	102,240	101,890
Retained earnings	28,924	27,187
Total Stockholders’ Equity	131,342	129,255
Total Liabilities and Stockholders’ Equity	$247,139	$141,927

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,737	$2,312
Adjustments to reconcile net income to net cash from operating activities:
Provision for deferred income taxes	227	188
Depreciation and software amortization	1,381	1,463
Loan fee amortization	615	—
Amortization of other intangible assets	1,680	719
Other	54	55
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	203	(5,342)
Prepaid expenses and other assets	(281)	142
Accounts payable and accrued expenses	(449)	1,693
Withholding and related liabilities assumed in the acquisition of a business and subsequently paid	(7,973)	—
Deferred revenue	4	(179)
Income taxes, including tax benefit from exercise of stock options	194	273
Net cash provided by (used in) operating activities	(2,608)	1,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,251)	(1,372)
Software development costs	(479)	(589)
Cash paid for acquisition of business, net of $2,765 cash acquired	(113,193)	(43,263)
Other	19	3
Net cash used in investing activities	(114,904)	(45,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	92,000	—
Debt issuance costs	(2,473)	—
Principal payments under long-term debt and capital lease obligations	(579)	(25)
Direct costs associated with stock offering	—	(114)
Proceeds from exercise of stock options and warrants	287	85
Net cash provided by (used in) financing activities	89,235	(54)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,277)	(43,951)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,347	59,827
Decrease in cash classified as held for sale	18	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,088	$15,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$540	$4
Income taxes paid	$745	$1,044

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

EPIQ Systems is a national provider of integrated technology-based products and services for fiduciary management and claims administration applications used by attorneys, trustees, and corporations primarily engaged in bankruptcy, class action, mass tort, and other similarly complex legal proceedings.  Our solutions combine advanced technology with in-depth subject matter expertise to offer customers an efficient environment in which to comprehensively manage the complexities of case administration and document management.

Comprehensive Income

We do not have any components of other comprehensive income; therefore comprehensive income equals net income.

Stock-Based Compensation

We account for stock compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which requires compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Options awarded under the Company’s plan are granted with an exercise price equal to the fair market value on the date of the grant. Had the compensation cost been determined based on the fair value at the grant dates based on the guidance provided by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, our net income and net income per share for the three months ended March 31, 2004 and 2003 would have been adjusted to the following pro forma amounts (in thousands, except per share data):

		Three Months Ended March 31,
		2004	2003

Net income, as reported		$1,737	$2,312
Add: stock-based employee compensation included in reported net earnings, net of tax		—	—
Deduct: stock-based employee compensation expense determined under fair value based method, net of tax		(1,155)	(578)
Net income, pro forma		$582	$1,734

Net income per share – Basic	As reported	$0.10	$0.13
	Pro forma	$0.03	$0.10

Net income per share – Diluted	As reported	$0.10	$0.13
	Pro forma	$0.03	$0.10

Pro forma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of stock options.

Recent Accounting Pronouncements

In December 2003 the FASB issued FAS No. 132 (Revised) (“FAS 132-R”), Employer’s Disclosure about Pensions and Other Post Retirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. FAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004.  Interim period disclosures are effective for interim periods beginning after December 15, 2003.  The adoption of the disclosure provisions of FAS 132-R did not have a material effect on our consolidated Financial Statements.

Reclassification

Certain reclassifications have been made to the prior periods’ condensed consolidated financial statements to conform with the current period’s condensed consolidated financial statement presentation.

NOTE 2:   INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial statements, and do not include all of the information and footnotes required by GAAP for complete financial statements.  The financial statements should be read in conjunction with our audited financial statements and accompanying notes, which are included in Form 10-K for the year ended December 31, 2003.

In the opinion of our management, the accompanying financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly our financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3:   NET INCOME PER SHARE

Basic net income per share from continuing operations is computed based on the weighted average number of common shares outstanding during each period.  Diluted net income per share from continuing operations is computed using the weighted average common shares and all potentially dilutive common share equivalents outstanding during the period.  The computation of net income per share from continuing operations for the three months ended March 31, 2004 and 2003 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003

Net income from continuing operations	$2,001	$2,677

Weighted average common shares outstanding	17,813	17,250
Weighted average common share equivalents (stock options)	424	532
Weighted average diluted common shares outstanding	18,237	17,782

Net income per share from continuing operations:
Basic	$0.11	$0.16
Diluted	$0.11	$0.15

Options to purchase 324,000 and 91,000 shares of common stock for the three-month period ended March 31, 2004 and 2003, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.

NOTE 4:   GOODWILL AND INTANGIBLE ASSETS

Intangible assets at March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer contracts	$16,560	$3,967	$8,060	$2,925
Trade names	1,634	181	60	45
Non-compete agreement	17,880	1,782	11,980	1,279
	$36,074	$5,930	$20,100	$4,249

At March 31, 2004, intangible assets not subject to amortization, comprised solely of goodwill, had a carrying value of $148.5 million.  At December 31, 2003, intangible assets not subject to amortization consisted of goodwill and a trade name with a carrying values of $64.2 million and $0.5 million, respectively.

In conjunction with our January 30, 2004, acquisition of Poorman-Douglas, we reassessed our use of all trade names.  As a result of this reassessment, in February 2004 we commenced amortizing the BSI trade name on a straight-line basis over two years.

Aggregate amortization expense was $1.7 million and $0.7 million for the three-month periods ended March 31, 2004 and 2003, respectively.  Amortization expense related to intangible assets for 2004 and the following five years is estimated to be as follows (in thousands):

Year Ended December 31,
2004	$7,769
2005	5,906
2006	4,989
2007	3,029
2008	2,857
2009	1,775

$26,325

The changes in the carrying amount of goodwill, with the prior period restated to conform to our current segment presentation, for the three-month period ended March 31, 2004, and year ended December 31, 2003 are as follows (in thousands):

	Three Months Ended March 31, 2004			Year Ended December 31, 2003
	Case Management	Document Management	Total	Case Management	Document Management	Total
Balance, beginning of period	$43,716	$20,472	$64,188	$17,449	$—	$17,449
Goodwill acquired during the period	63,244	21,081	84,325	26,267	20,472	46,739
Balance, end of period	$106,960	$41,553	$148,513	$43,716	$20,472	$64,188

NOTE 5:   BUSINESS ACQUISITION

On January 30, 2004, we acquired for cash 100% of the equity of P-D Holding Corp. and its wholly-owned subsidiary, Poorman-Douglas Corporation (collectively, “Poorman-Douglas”),  We believe this acquisition will provide complementary diversification to our existing legal services business, as Poorman-Douglas is a provider of technology-based products and services for class action, mass tort and bankruptcy case administration.  The total value of the transaction, including capitalized acquisition costs, was approximately $116.0 million.  Based on our preliminary valuation, the purchase price has been allocated as follows (in thousands):

Current assets	$21,718
Deferred tax assets	6,175
Property and software	8,675
Trade names	1,100
Customer backlog	6,200
Customer relationships	2,300
Non-compete agreements	5,900
Goodwill	84,325
Current liabilities	(13,217)
Deferred tax liabilities	(7,218)

Total purchase price	$115,958

All acquired identifiable intangible assets will be amortized on a straight-line basis as follows:  the trade names over two years, the customer backlog over three years, the customer relationships over twelve years, and the non-compete agreements over five years.  The excess purchase price of $84.3 million was allocated to goodwill and, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” is not being amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired.  The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, is not expected to be deductible for tax purposes.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying condensed consolidated financial statements from the date of acquisition.

On January 31, 2003, we acquired 100% of the membership interests of Bankruptcy Services LLC (“BSI”), a provider of technology-based case management, consulting and administrative services for Chapter 11 cases. The total value of the transaction, including capitalized transaction costs, was $67.0 million of which $45.5 million was paid in cash, $16.5 million (1,054,000 shares) was paid in EPIQ Systems, Inc. stock, $3.4 million was deferred in the form of a non-interest bearing note with a face value of $4.0 million discounted using an imputed interest rate of 5% per annum, $1.3 million represents assumed liabilities and $0.3 million was paid in acquisition costs.  The note is payable in five annual installments and is presented as deferred acquisition price on the balance sheet. The purchase price was allocated as follows (in thousands):

Current assets	$2,616
Property and software	755
Trade names	474
Customer backlog	4,700
Non-compete agreements	11,730
Goodwill	46,739

Total purchase price	$67,014

The software is being amortized over three years, the customer backlog over two years and the non-compete agreement over 10 years, all using the straight-line method.  Initially, the trade name was not amortized as it had an indefinite life.  In conjunction with our acquisition of Poorman-Douglas, we reassessed our use of all trade names.  Accordingly, in February 2004 we commenced amortizing the BSI trade name on a straight-line basis over two years.  The excess purchase price of $46.7 million was allocated to goodwill and, in accordance with SFAS No. 142, is not being amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired.  The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, has been determined to be deductible for tax purposes.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying condensed consolidated financial statements from the date of acquisition.

Unaudited pro forma operations assuming both purchase acquisitions were made at the beginning of the periods presented are shown below (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003

Revenue	$32,695	$29,660

Net income from continuing operations	$1,809	$1,917
Net income per share from continuing operations:
Basic	$0.10	$0.11
Diluted	$0.10	$0.11

The pro forma information is not necessarily indicative of what would have occurred had the acquisition been completed on that date nor is it necessarily indicative of future operations.

NOTE 6:   SEGMENT REPORTING

EPIQ Systems has two operating segments: (i) case management and (ii) document management.  Previously, the Company’s operating segments were (x) bankruptcy and related services and (y) infrastructure software.  Following our decision to sell the infrastructure software business and our January 2004 acquisition of Poorman-Douglas, resources are now allocated and performance assessed by case management and document management.  Case management solutions provide clients with integrated technology-based products and services for the automation of administrative tasks faced by our clients.  Document management solutions include proprietary technology and production services to ensure timely, accurate and complete execution of the documents handled by our clients.

Each segment’s performance is assessed based on segment revenues less costs directly attributable to each segment.  In management’s evaluation of performance, certain costs, such as shared services, administrative staff, and executive management, are not allocated by segment and, accordingly, the following operating segment results do not include such unallocated costs.  Assets reported within a segment are those assets used by the segment in its operations, and consist of property and equipment, software, identifiable intangible assets and goodwill.  All other assets are classified as unallocated.  Infrastructure software is held for sale and is presented as a discontinued operation.  Consistent with guidance provided by the Financial Accounting Standards Board, we have not presented segment information related to our discontinued operation.

Following is a summary of segment information, with the prior period restated to conform to our current segment presentation (in thousands):

	Three Months Ended March 31, 2004
	Case Management	Document Management	Unallocated	Consolidated

Revenue:
Operating revenue	$16,926	$6,067	$—	$22,993
Reimbursed expenses	104	2,915	—	3,019
Total revenue	17,030	8,982	—	26,012

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	5,568	6,771	4,985	17,324
Amortization of identifiable intangible assets	1,109	571	—	1,680
Acquisition related	—	—	2,181	2,181
Total operating expenses	6,677	7,342	7,166	21,185

Operating income	$10,353	$1,640	$(7,166)	4,827
Interest expense, net				(1,488)

Income from continuing operations before income taxes				3,339

Provision for income taxes				1,338

Net income from continuing operations				$2,001

Total assets	$135,741	$53,796	$57,602	$247,139
Provisions for depreciation and amortization	$2,084	$709	$268	$3,061
Capital expenditures	$983	$9	$259	$1,251

	Three Months Ended March 31, 2003
	Case Management	Document Management	Unallocated	Consolidated

Revenue:
Operating revenue	$11,415	$1,881	$—	$13,296
Reimbursed expenses	47	732	—	779
Total revenue	11,462	2,613	—	14,075

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	3,086	1,435	3,039	7,560
Amortization of identifiable intangible assets	408	274	—	682
Acquisition related	—	—	1,485	1,485
Total operating expenses	3,494	1,709	4,524	9,727

Operating income	$7,968	$904	$(4,524)	4,348
Interest income, net				70

Income from continuing operations before income taxes				4,418

Provision for income taxes				1,741

Net income from continuing operations				$2,677

Total assets as of December 31, 2003	$59,518	$26,806	$55,603	$141,927
Provisions for depreciation and amortization	$1,369	$274	$157	$1,800
Capital expenditures	$546	$—	$826	$1,372

NOTE 7:   LONG-TERM OBLIGATIONS

In conjunction with our acquisition of Poorman-Douglas, we replaced our $25.0 million line of credit with a $100.0 million credit facility.  The credit facility consists of a $45.0 million senior term loan, with amortizing quarterly principal payments of $4.5 million beginning April 30, 2004, a $25.0 million senior revolving loan, and a $30.0 million subordinated term loan.  The senior term loan and revolver mature July 31, 2006, while the subordinated term loan matures December 31, 2006.  Interest on the credit facility is generally based on a spread over the LIBOR rate.  As of March 31, 2004, interest charged ranged from 4.6% to 5.6%.

As of March 31, 2004, our borrowings under the syndicated credit facility totaled $92.0 million, consisting of $45.0 million borrowed under the senior term loan, $17.0 million borrowed under the senior revolving loan, and $30.0 million borrowed under the subordinated term loan.

The syndicated credit facility is secured by liens on our real property and a significant portion of our personal property and contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization), total debt and interest charges.  We were in compliance with all financial covenants as of March 31, 2004.

Our long-term obligations, including credit facility debt, deferred acquisition costs, and capitalized leases, mature as follows for each twelve month period ending March 31 (in thousands):

2005	$18,713
2006	19,677
2007	56,508
2008	483
Total	$95,381

NOTE 8:   OPERATING LEASES

We have non-cancelable operating leases for office space at various locations expiring at various times through 2015.  Each of the leases requires us to pay all executory costs (property taxes, maintenance and insurance).  Additionally, we have non-cancelable operating leases for office equipment and automobiles expiring through February 2007.

Future minimum lease payments during each of the twelve months ending March 31 are as follows (in thousands):

2005	$2,517
2006	2,220
2007	2,029
2008	1,704
2009	1,489
Thereafter	9,244
Total minimum lease payments	$19,203

Expense related to operating leases was approximately $0.7 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively.

NOTE 9:   DISCONTINUED OPERATIONS

The primary offering for our infrastructure software business is DataExpress®, a software product line that automates the exchange of data files between a company’s customers and their business partners.  During November 2003 (the “Measurement Date”), we determined that the infrastructure software segment was no longer aligned with our long-term strategic objectives.  Accordingly, we developed a plan to sell, within one year, the infrastructure software business.

The disposal of the infrastructure business represents a discontinued operation and is classified as held for sale.  Accordingly, assets and liabilities related to this segment have been reclassified in the accompanying Condensed Consolidated Balance Sheets as held for sale, and revenues, cost of sales, and operating expenses related to this segment have been reclassified in the accompanying Condensed Consolidated Statements of Income for all periods presented as “Discontinued Operations.”

Long-lived assets classified as held for sale are to be measured at the lower of their carrying amounts or fair value less cost to sell.  Accordingly, as of the Measurement Date, the Company performed an impairment analysis based on estimated proceeds from the sale less estimated selling costs.  Based on this analysis, the carrying amounts of the long-lived assets including property and equipment, goodwill and other intangible assets were impaired.  For the quarter ended December 31, 2003, we wrote down the carrying value of these assets and recorded a pre-tax impairment charge of approximately $7.6 million.  The tax benefit related to this impairment charge, also included in Discontinued Operations, was approximately $3.0 million.

On April 30, 2004, we sold our infrastructure software business to a private investor group with expertise in file transfer technology.  As consideration, we received $0.5 million in cash and a $1.1 million note receivable bearing 6.5% interest and due July 31, 2005.  The buyer also acquired certain assets and assumed certain liabilities related to our infrastructure business.

The following tables summarize financial information for Discontinued Operations (in thousands):

Balance sheets of discontinued operations:

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash	$696	$714
Accounts receivable, trade, less allowance for doubtful accounts of $13 and $16, respectively	218	258
Prepaid expenses	69	82
Property and equipment, net	24	24
Software development costs, net	226	226
Total Current Assets	1,233	1,304

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued expenses	188	173
Deferred revenue	809	964
Total Current Liabilities	997	1,137

NET ASSETS OF DISCONTINUED OPERATIONS	$236	$167

Net revenue and pre-tax loss from discontinued operations:

	Three Months Ended March 31,
	2004	2003

Net revenue from discontinued operations	$380	$560

Pre-tax loss from discontinued operations	$(436)	$(602)

ITEM 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

EPIQ Systems provides an advanced offering of integrated technology-based products and services for fiduciary management and claims administration applications. Our solutions enable clients to optimize the administration of large and complex bankruptcy, class action, mass tort, and other similar legal proceedings. EPIQ Systems’ clients include corporations, attorneys, bankruptcy trustees and administrative professionals who require sophisticated case administration and document management capabilities, extensive subject matter expertise and a high service capacity. We provide clients a packaged offering of both proprietary technology and value-added services that comprehensively addresses their extensive business requirements.

We have two operating segments: case management and document management.

Case Management Segment

Our case management segment generates revenue primarily through the following integrated technology-based products and services.  Case management support for client engagements generally lasts several years and has a revenue profile that typically includes a recurring component.

•                  An integrated solution of a proprietary technology platform and professional services that facilitates the administration of class action and mass tort proceedings and Chapter 11 bankruptcy restructurings.

•                  TCMS®, an integrated solution, including a proprietary software product, computer hardware, and support services, installed in Chapter 7 bankruptcy trustee offices to facilitate the efficient management of asset liquidations, creditor distributions, and government reporting.

•                  CasePower®, a proprietary software designed to enable Chapter 13 bankruptcy trustees to manage efficiently debtor payments, creditor distributions and government reporting.

•                  Database processing, maintenance and management products and services.

•                  Database conversions and software upgrades.

•                  Professional and support services, including case management, claims processing, claims reconciliation, and customized programming and technology services.

•                  Call center support.

Document Management Segment

Our document management segment generates revenue primarily through the following products and services.  Document management revenue is generally less recurring in nature due to the unpredictability of the frequency, timing and magnitude of the clients’ business requirements.

•                  Legal noticing services.

•                  Reimbursement for costs incurred related to postage on mailing services.

•                  Media campaign and advertising management.

•                  Document custody services.

Critical Accounting Policies

We consider our accounting policies related to revenue recognition, business combinations, goodwill, identifiable intangible assets, and software capitalization to be critical policies in understanding our historical and future performance.

Revenue recognition.  We have agreements with customers obligating us to deliver various products and services each month.  Case management fees paid are contingent upon the month-to-month delivery of the products and services defined by the contracts and are related primarily to the size and complexity of the ongoing engagement.  The formula-based fees earned each month become fixed and determinable on a monthly basis as a result of all contractually required products and services delivered by us during the month.  Document management revenues are recognized in the period the services are provided.  Significant sources of revenue include:

•                  A monthly fee from financial institutions based on a percentage of total liquidated assets on deposit and on the number of trustees.

•                  Fees for database conversions, database processing, maintenance and software upgrades.

•                  Monthly revenue based on the number of cases in a database.

•                  Fees based on the number of claims in a case.

•                  Fees for services, including technology services, claims reconciliation, document printing, noticing, balloting, and other professional services.

Business combination accounting.  We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future.  Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed.  The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill.  This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.  Identifiable intangible assets, such as customer lists and covenants not to compete, are amortized on a straightline basis over the intangible asset’s estimated useful life.  The estimated useful life of amortizable identifiable assets range from two to 14 years.  Accordingly, the acquisition cost allocation has had a significant impact on our current operating results and will have a significant impact on our future operating results.

Goodwill.  We assess goodwill, which is not subject to amortization, for impairment as of each July 31 and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  This assessment is performed at a reporting unit level.  A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by segment management.

A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment in which any reporting unit operates, could adversely affect the fair value of one or more reporting units.  During November 2003, we determined that our infrastructure software segment was no longer aligned with our long-term strategic objectives and we developed a plan to sell this segment within a year.  As a result, we recognized a pre-tax impairment charge of approximately $3.8 million related to goodwill.

The estimate of fair value is highly subjective and requires significant judgment.  If we determine that the fair value of any reporting unit is less than the reporting unit’s carrying value, then we will recognize an impairment charge.  If goodwill on our balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition.  Our unimpaired, recognized goodwill totaled $148.5 million as of March 31, 2004.

Identifiable intangible assets.  Each period we evaluate whether events and circumstances warrant a revision to the remaining estimated useful life of each identifiable intangible asset.  If events and circumstances warrant a change to the estimate of an identifiable intangible asset’s remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life.  Furthermore, information developed during our annual assessment, or other events and circumstances, may indicate that the fair value of one or more identifiable intangible assets is less than the identifiable intangible asset’s carrying value and would result in recognition of an impairment charge.  During November 2003, we determined that our infrastructure software segment was no longer aligned with our long-term strategic objectives and we developed a plan to sell this segment within a year.  As a result, we recognized a pre-tax impairment charge of approximately $0.9 million related to identifiable intangible assets.

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on the Company’s results of operations and financial condition.  Our identifiable intangible assets’ carrying value, net of amortization, was $30.1 million as of March 31, 2004.

Internal software development costs.  Certain internal software development costs incurred in the creation of computer software products are capitalized once technological feasibility has been established.  Prior to the completion of detailed program design, development costs are expensed and shown as general and administrative expenses on the statements of income.  Determination that technological feasibility has been established requires management judgment, and that judgment affects the allocation between capitalization and current period expense recognition of costs incurred.  Capitalized internal software development costs are amortized based on the greater of:

•                  the ratio of current revenue to current and estimated future revenue for each product, or

•                  the straight-line amortization over the remaining estimated economic life of the product, not to exceed five years.

Management periodically reevaluates its previous estimated future revenue for each product and the remaining estimated economic life of the product.  Our forecast of estimated future revenue may affect the amount of amortization expense recognized during any period.  Including $3.2 million of software internally developed by Poorman-Douglas and acquired in our purchase of Poorman-Douglas, our capitalized internal software development costs, net of accumulated amortization, totaled $6.1 million as of March 31, 2004.

Results of Operations for the Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2003

Management Overview

During the three months ended March 31, 2003, our operations primarily consisted of products and services provided to the bankruptcy industry.  Through our recent acquisition of Poorman-Douglas, we expanded our product and service offerings to include class action, mass tort and other similar legal proceedings.

Our case management segment generates revenue primarily through integrated technology-based products and services for class action, mass tort and bankruptcy proceedings that support client engagements that generally last several years and has a revenue profile that typically includes a recurring component. Our document management segment generates revenue primarily through legal noticing services, reimbursement for costs incurred related to postage on mailing services, media campaign and advertising management and document custody services.  Document management revenue is generally less recurring in nature due to the unpredictability of the frequency, timing and magnitude of the clients’ business requirements.

The number of new bankruptcy filings each year may vary based on the level of consumer and business debt, the general economy, interest rate levels and other factors.  We believe the level of consumer and business debt is among the most important indicators of future bankruptcy filings.  The most recent available Federal Reserve Flow of Funds Accounts of the United States, dated March 4, 2004, reported increases in both consumer and business debt outstanding as compared with the same period of the prior year.

We have acquired a number of businesses during the past several years, and we may acquire additional businesses in the future.  In January 2003, we acquired BSI to expand our offerings to include an integrated solution of a proprietary technology platform and professional services for Chapter 11 restructurings. In January 2004, we acquired Poorman-Douglas and expanded our product and service offerings to include class action, mass tort, and other similar legal proceedings.

Consolidated Results

Revenue

Total revenue of $26.0 million for the three months ended March 31, 2004 represents an approximate 85% increase compared to $14.1 million of revenue for the same period in the prior year.  With our acquisition of Poorman-Douglas, revenue related to reimbursed expenses, such as postage pertaining to document management services, increased significantly.  We reflect the revenue from these reimbursed expenses as a separate line item on our Condensed Consolidated Statements of Income.  Although reimbursed revenues and expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Revenue exclusive of reimbursed expenses, which we refer to as operating revenue, increased $9.7 million, or approximately 73%, to $23.0 million for the three months ended March 31, 2004 compared to $13.3 million for the same period in the prior year.  All revenue is directly related to a segment, and changes in revenue by segment are discussed below.

Costs and Expenses

Direct and administrative costs increased $9.5 million, or approximately 147%, to $15.9 million for the three months ended March 31, 2004 compared with $6.4 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’s direct and administrative expenses subsequent to the acquisition date and the inclusion of three months of BSI’s direct and administrative expenses for the three months ended March 31, 2004 compared to two months of BSI expenses for the three months ended March 31, 2003. As a result of the Poorman-Douglas acquisition, we realized a higher mix of document management revenue relative to case management revenue than during the same period in the prior year, which resulted in an increase in reimbursed expenses.  In addition, as a result of our growth, corporate administrative costs increased due to increased travel expense related to expanded locations, increased insurance coverage due to business expansion, and increased costs due to regulatory compliance.

Depreciation and software amortization increased $0.3 million, or approximately 24%, to $1.4 million for the three months ended March 31, 2004 compared with $1.1 million for the same period in the prior year.  This increase primarily relates to the additional depreciation and software amortization expense resulting from assets acquired through the Poorman-Douglas transaction.

Amortization of identifiable intangible assets increased $1.0 million, or approximately 146%, to $1.7 million for the three months ended March 31, 2004 compared with $0.7 million for the same period in the prior year.  All identifiable intangible assets are directly related to a segment, and changes in amortization of identifiable intangible assets by segment are discussed below.

Acquisition related expenses of $2.2 million for the three months ended March 31, 2004 and $1.5 million for the three months ended March 31, 2003, result from non-capitalizable expenses consisting of executive bonuses, legal, accounting and valuation services, and travel incurred in connection with potential and completed transactions.

Interest

We incurred net interest expense of $1.5 million for the three months ended March 31, 2004 compared with net interest income of $0.1 million for the three months ended March 31, 2003.  The increase in interest expense resulted primarily from borrowing $92.0 million to finance the acquisition of Poorman-Douglas.  Interest expense includes $0.6 million of acquisition related amortized loan fees.

Business Segments

Revenue

Case management operating revenue increased $5.5 million, or approximately 48%, to $16.9 million for the three months ended March 31, 2004 compared to $11.4 million for the three months ended March 31, 2003.  This increase primarily results from the inclusion of operating revenue related to the Poorman-Douglas acquisition subsequent to the acquisition date and the inclusion of three months of BSI operating revenue during the three months ended March 31, 2004 compared to two months of BSI operating revenue during the three months ended March 31, 2003.  Other factors that contributed to the increase in our case management operating revenue include an increase in fees related to bankruptcy trustee deposits and an increase in professional services, primarily related to Chapter 11 cases.

Document management operating revenue increased $4.2 million, or approximately 223%, to $6.1 million for the three months ended March 31, 2004 compared to $1.9 million for the three months ended March 31, 2003.  Document management revenue for reimbursed expenses of $2.9 million increased 298% from the prior year quarter. The increase in total revenue for the document management segment was primarily the result of the acquisition of Poorman-Douglas subsequent to the acquisition date and the inclusion of three months of BSI operating revenue during the three months ended March 31, 2004 compared to two months of BSI operating revenue during the three months ended March 31, 2003.

Operating Expense

Case management direct and administrative expenses, including depreciation and software amortization, of $5.6 million increased $2.5 million, or approximately 81%, for the three months ended March 31, 2004 compared with $3.1 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’s direct and administrative expenses subsequent to the acquisition date and the inclusion of three months of BSI’s expenses during the three months ended March 31, 2004 compared to the inclusion of two months of BSI’s expenses for the three months ended March 31, 2003.

Document management direct and administrative expenses, including depreciation and software amortization, of $6.8 million increased $5.3 million, or approximately 379%, for the three months ended March 31, 2004 compared with $1.4 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’s expenses, including reimbursed expenses, subsequent to the acquisition date and the inclusion of three months of BSI’s expenses, including reimbursed expenses, for the three months ended March 31, 2004 compared to the inclusion of two months of BSI’s expenses, including reimbursed expenses, for the three months ended March 31, 2003.  Document management direct expenses include reimbursed expenses and other operating expenses which are more variable in nature than case management direct expenses.  Document management expenses will fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

Both the case management and document management segments have identifiable intangible assets.  Amortization of case management’s identifiable intangible assets increased $0.7 million, or approximately 172%, to $1.1 million for the three months ended March 31, 2004 compared with $0.4 million for the same period in the prior year.  Amortization of document management’s identifiable intangible assets increased $0.3 million, or approximately 108%, to $0.6 million for the three months ended March 31, 2004 compared with $0.3 million for the same period in the prior year.  For both segments, this increase primarily relates to the amortization expense related to the acquired intangible assets resulting from the Poorman-Douglas transaction and the February 2004 commencement of amortization related to the BSI trade name.  We also incurred three months of amortization expense related to the acquired intangible assets resulting from the BSI acquisition compared with only two months amortization expense related to the acquired intangible assets resulting from the BSI acquisition in the same period of the prior year.  Note 5 of the Notes to Condensed Consolidated Financial Statements section of this report provides a summary of the total identified intangible assets, the scheduled amortization expense and the scheduled amortization periods for the Poorman-Douglas and BSI acquisitions.

Liquidity and Capital Resources

Operating Activities

During the three months ended March 31, 2004, the primary sources of cash from operating activities were net income of $1.7 million and $4.0 million of adjustments for non-cash charges and credits, primarily depreciation and amortization.  These operating sources of cash were offset by an $8.3 million use of cash related to operating assets and liabilities, net of the effect of the initial acquisition of assets and assumption of liabilities related to the Poorman-Douglas transaction.  As a result, our operating activities had a net use of $2.6 million of cash for the three months ended March 31, 2004.

As noted above, changes in working capital as a direct result of assets acquired or liabilities assumed have been excluded from our Condensed Consolidated Statements of Cash Flows.  However, subsequent to the Poorman-Douglas acquisition, cash flows related to these acquired assets and assumed liabilities are reflected in our Condensed Consolidated Statements of Cash Flows.  For example, accounts payable and accrued expenses assumed as a part of the transaction are not reflected as a source of cash.  The subsequent payment of assumed accounts payable and accrued expenses are, however, reflected as an operating use of cash.

Our $8.3 million use of working capital primarily related to operating assets and liabilities assumed from Poorman-Douglas.  On acquisition of Poorman-Douglas, we assumed approximately $12.3 million of accounts payable and accrued expenses.  Of this amount, approximately $8.0 million were the direct result of acquisition-related transactions, primarily withholding taxes resulting from the vesting of restricted Poorman-Douglas stock concurrent with the acquisition, that were due and payable shortly after the transaction closed.  The $12.3 million of accounts payable and accrued expenses assumed was not reflected as a source of cash, but the payment of the $8.0 million was reflected as a use of operating cash.

Investing Activities

Our most significant use of cash was the acquisition of Poorman-Douglas.  Net of $2.8 million cash acquired in the acquisition, we used cash of approximately $113.2 million related to this transaction.  During the three months ended March 31, 2004, we used approximately $1.3 million of cash to purchase property and equipment, primarily related to computer equipment used by our trustee clients at their various locations.  Enhancements to our existing software and development of new software is essential to our continued growth and, during the three months ended March 31, 2004, we used cash of approximately $0.5 million to fund internal costs related to development of computer software for which technological feasibility has been established.

Financing Activities

In addition to using approximately $28.3 million of available cash on hand, during the three months ended March 31, 2004 we also borrowed $92.0 million of cash.  Of these borrowings, approximately $2.5 million was used to pay fees related to the borrowing, and the remainder was used to partly finance our acquisition of Poorman-Douglas.

Our credit facility consists of a $45.0 million senior term loan, with amortizing quarterly principal payments of $4.5 million beginning April 30, 2004, a $25.0 million senior revolving loan, and a $30.0 million subordinated term loan.  The senior term loan and revolver mature July 31, 2006, while the subordinated term loan matures December 31, 2006.  As of March 31, 2004, we had aggregate outstanding borrowings under the syndicated credit facility of $92.0 million, consisting of all of the senior and subordinated term loans and $17.0 million of the senior revolving loan.  As of March 31, 2004, we had borrowing availability of $8.0 million under our senior revolving loan.

We believe that the funds generated from operations plus amounts available under our line of credit will be sufficient over the next year to finance currently anticipated working capital requirements, software and property and equipment expenditures, payments for contractual obligations, interest payments due on our credit facility borrowings, and the required quarterly principal payments of $4.5 million on our senior term loan.

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

Contractual Obligations

The following table sets forth a summary of our contractual obligations as of March 31, 2004 (in thousands):

Payments Due By Period

Contractual Obligation	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt and future accretion (1)	$95,695	$18,806	$76,296	$593	$—
Employment agreements	6,540	1,822	3,618	1,100	—
Capital lease obligations	51	51	—	—	—
Operating leases	19,203	2,517	4,249	3,193	9,244
Total	$121,489	$23,196	$84,163	$4,886	$9,244

(1)          A portion of the BSI purchase price was paid in the form of a non-interest bearing note, which was discounted using an imputed rate of 5% per annum.  The discount is being accreted over the life of the note.  The amount included in the contractual obligation table includes both the BSI note principal as reflected on our March 31, 2004 balance sheet as well as future accretion of the note discount.

Recent Accounting Pronouncements

In December 2003 the FASB issued FAS No. 132 (Revised) (“FAS 132-R”), Employer’s Disclosure about Pensions and Other Post Retirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. FAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004.  Interim period disclosures are effective for interim periods beginning after December 15, 2003.  The adoption of the disclosure provisions of FAS 132-R did not have a material effect on our consolidated Financial Statements.

Forward-Looking Statements

In this report, in other filings with the SEC and in press releases and other public statements by our officers throughout the year, EPIQ Systems, Inc. makes or will make statements that plan for or anticipate the future.  These forward-looking statements include statements about our future business plans and strategies, and other statements that are not historical in nature.  These forward-looking statements are based on our current expectations.  Many of these statements are found in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section of this report.

In this Quarterly Report on Form 10-Q, we make statements that plan for or anticipate the future.  These forward-looking statements include statements about our future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on our current expectations.

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective” and “potential.”  Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements. Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  These factors include, but are not limited to, (1) any material changes in the Company’s total number of bankruptcy trustees and bankruptcy, class action, and mass tort cases, (2) any material changes in the Company’s Chapter 7 deposits or the services required by our bankruptcy, class action, and mass tort cases,  (3) changes in the number of bankruptcy, class action, and mass tort filings each year, (4) changes to our Chapter 7 marketing arrangement and pricing arrangements (5) new bankruptcy, class action, or mass tort legislation, (6) risks associated with the integration of acquisitions into our existing business operations, including the Poorman-Douglas acquisition, and (7) other risks detailed from time to time in the Company’s filings with the SEC, including the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.  We do not undertake any obligation to update any forward-looking statements contained herein to reflect future events or developments.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments.  During the three months ended March 31, 2004, our exposure to interest rate risk increased significantly.  Our primary interest risk relates to our borrowings under our syndicated credit facility.  Currently, interest on these borrowings is computed at a variable rate based on the LIBOR rate.  However, interest on our $30 million term loan will convert to a fixed rate effective August 1, 2004.  A 1% increase in the LIBOR rate would increase our annual interest expense by approximately $0.9 million.  We do not currently use any derivative financial instruments to modify this interest rate risk.

ITEM 4.     Controls and Procedures.

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon that evaluation as of the end of the period covered by this report, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During the first quarter of 2004, the Company acquired the Poorman-Douglas Corporation.  As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into this recently acquired business.

EPIQ SYSTEMS, INC.

MARCH 31, 2004 FORM 10-Q

PART II - OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

31.1                           Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350.

(b)                                  Reports on Form 8-K.

1.               A report on Form 8-K on February 13, 2004, subsequently amended by a report on Form 8-K/A filed on April 13, 2004, reporting the acquisition of PD Holding Corp. and its wholly-owned subsidiary, the Poorman-Douglas Corporation and including historical financial statements of PD Holding Corp. and pro forma financial information for PD Holding Corp. and EPIQ Systems, Inc.

2.               A report on Form 8-K was filed on February 24, 2004, furnishing the Company’s earnings release for the fourth quarter ended and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIQ Systems, Inc.

Date: May 7, 2004	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date: May 7, 2004	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2004	/s/ Douglas W. Fleming
Douglas W. Fleming
Director of Finance
(Principal Accounting Officer)