Form 10-Q
period 2004-06-30
EPIQ SYSTEMS INC
filed 2004-08-06
CIK 1027207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒   No  ☐

The number of shares outstanding of registrant’s common stock at July 20, 2004:

Class	Outstanding
Common Stock, $.01 par value	17,860,336

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

REVENUE:
Case management	$17,372	$12,347	$34,298	$23,762
Document management	12,224	3,392	18,290	5,273
Operating revenue	29,596	15,739	52,588	29,035
Reimbursed expenses	5,312	1,345	8,332	2,124
Total Revenue	34,908	17,084	60,920	31,159

COSTS AND EXPENSES:
Direct costs	17,672	4,113	27,976	7,068
General and administrative	6,573	4,289	12,211	7,775
Depreciation and software amortization	1,578	1,093	2,959	2,211
Amortization of identifiable intangible assets	2,032	976	3,712	1,658
Acquisition related	—	—	2,181	1,485
Total Operating Expenses	27,855	10,471	49,039	20,197

INCOME FROM OPERATIONS	7,053	6,613	11,881	10,962

INTEREST INCOME (EXPENSE):
Interest income	32	57	66	170
Interest expense	(2,007)	(54)	(3,529)	(97)
Net Interest Income (Expense)	(1,975)	3	(3,463)	73

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,078	6,616	8,418	11,035

PROVISION FOR INCOME TAXES	2,095	2,741	3,433	4,482

NET INCOME FROM CONTINUING OPERATIONS	2,983	3,875	4,985	6,553

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued infrastructure software segment (including gain on disposal of $1,626)	1,667	(457)	1,231	(1,058)
Income tax (expense) benefit related to discontinued infrastructure software segment	(659)	190	(487)	425
TOTAL DISCONTINUED OPERATIONS	1,008	(267)	744	(633)

NET INCOME	$3,991	$3,608	$5,729	$5,920

See accompanying notes to condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
NET INCOME PER SHARE INFORMATION:
Income per share – Basic
Income from continuing operations	$0.16	$0.22	$0.28	$0.38
Gain (loss) from discontinued operations	0.06	(0.02)	0.04	(0.04)
Net income per share – Basic	$0.22	$0.20	$0.32	$0.34

Income per share – Diluted
Income from continuing operations	$0.16	$0.21	$0.27	$0.36
Gain (loss) from discontinued operations	0.06	(0.01)	0.04	(0.03)
Net income per share – Diluted	$0.22	$0.20	$0.31	$0.33

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,831	17,687	17,822	17,470
Diluted	18,248	18,204	18,240	17,987

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,231	$30,347
Accounts receivable, trade, less allowance for doubtful accounts of $603 and $340, respectively	20,437	11,337
Prepaid expenses	1,682	1,023
Deferred income taxes	5,965	1,736
Other current assets	3,172	915
Current assets held for sale	—	1,304
Total Current Assets	45,487	46,662

LONG-TERM ASSETS:
Property and equipment, net	21,184	11,886
Software development costs, net	5,973	2,799
Goodwill	148,492	64,188
Other intangibles, net of accumulated amortization of $7,962 and $4,250, respectively	28,112	16,325
Other	2,305	67
Total Long-term Assets	206,066	95,265
Total Assets	$251,553	$141,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITES:
Accounts payable	$5,321	$1,998
Customer deposits	2,913	1,712
Other accrued expenses	1,890	1,943
Current maturities of long-term obligations	19,440	849
Current liabilities held for sale	—	1,137
Total Current Liabilities	29,564	7,639

LONG-TERM LIABILITIES:
Deferred income taxes	10,069	1,967
Long-term obligations (excluding current maturities)	76,540	3,066
Total Long-term Liabilities	86,609	5,033

STOCKHOLDERS’ EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 50,000,000 shares authorized; issued and outstanding – 17,834,180 and 17,780,854 shares at June 30, 2004 and December 31, 2003, respectively	178	178
Additional paid-in capital	102,287	101,890
Retained earnings	32,915	27,187
Total Stockholders’ Equity	135,380	129,255
Total Liabilities and Stockholders’ Equity	$251,553	$141,927

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,729	$5,920
Adjustments to reconcile net income to net cash from operating activities:
Provision for deferred income taxes	2,855	463
Depreciation and software amortization	2,959	2,875
Loan fee amortization	1,493	—
Amortization of other intangible assets	3,712	1,732
Gain on disposal of discontinued operations	(1,626)	—
Other	(176)	114
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	6,544	(5,125)
Prepaid expenses and other assets	1,667	297
Accounts payable and accrued expenses	(1,488)	1,160
Withholding and related liabilities assumed in the acquisition of a business and subsequently paid	(7,973)	—
Income taxes, including tax benefit from exercise of stock options	1,297	(12)
Other	276	6
Net cash provided by operating activities	15,269	7,430

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,236)	(2,313)
Software development costs	(869)	(1,318)
Cash paid for acquisition of business, net of $2,765 cash acquired	(113,115)	(43,263)
Proceeds from sale of discontinued operations	500	—
Payment received on note for sale of discontinued operations	176	—
Other	—	20
Net cash used in investing activities	(116,544)	(46,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	145,500	—
Debt issuance costs	(5,088)	—
Principal payments under long-term debt and capital lease obligations	(56,254)	(301)
Direct costs associated with stock offering	—	(114)
Proceeds from exercise of stock options	287	850
Net cash provided by financing activities	84,445	435

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,830)	(39,009)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,347	59,827
Decrease in cash classified as held for sale	714	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,231	$20,818

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,895	$8
Income taxes paid (refunded)	$(573)	$3,605

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

EPIQ Systems is a national provider of integrated technology-based solutions for fiduciary management and claims administration applications used by attorneys, trustees, and corporations primarily engaged in bankruptcy, class action, mass tort, and other similarly complex legal proceedings.  Our solutions combine advanced technology with in-depth subject matter expertise to offer customers an efficient environment in which to comprehensively manage the complexities of case administration and document management.

Comprehensive Income

We do not have any components of other comprehensive income; therefore comprehensive income equals net income.

Stock-Based Compensation

We account for stock compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which requires compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Options awarded under the Company’s plans are granted with an exercise price equal to the fair market value on the date of the grant. Had the compensation cost been determined based on the fair value at the grant dates based on the guidance provided by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, our net income and net income per share for the three and six months ended June 30, 2004 and 2003 would have been adjusted to the following pro forma amounts (in thousands, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2004	2003	2004	2003
Net income, as reported		$3,991	$3,608	$5,729	$5,920
Add: stock-based employee compensation included in reported net earnings, net of tax		—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax		(275)	(983)	(1,430)	(1,576)
Net income, pro forma		$3,716	$2,625	$4,299	$4,344

Net income per share – Basic	As reported	$0.22	$0.20	$0.32	$0.34
	Pro forma	$0.21	$0.15	$0.24	$0.25

Net income per share – Diluted	As reported	$0.22	$0.20	$0.31	$0.33
	Pro forma	$0.20	$0.14	$0.24	$0.24

Pro forma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of stock options.

Recent Accounting Pronouncements

The EITF (Emerging Issues Task Force) reached a consensus regarding Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128.  The consensus clarified what is meant by a “participating security,” provided guidance on applying the two-class method for computing EPS, and required affected companies to retroactively restate EPS amounts presented.  The consensus is effective for reporting periods beginning after March 31, 2004.  Adoption of EITF Issue No. 03-06 did not have a material effect on our consolidated Financial Statements.

The EITF currently is addressing when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share.  The EITF’s tentative conclusion is that contingently convertible debt instruments should be included in diluted earnings per share computations regardless of whether the market price trigger has been met.  Although we cannot predict the future effect that this conclusion will have on our diluted earnings per share calculation, it will likely have a dilutive affect.

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

In the opinion of our management, the accompanying financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly our financial position as of June 30, 2004 and the results of operations and cash flows for the three months and six months ended June 30, 2004 and 2003.

The results of operations for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3:  NET INCOME PER SHARE

Basic net income per share from continuing operations is computed based on the weighted average number of common shares outstanding during each period.  Diluted net income per share from continuing operations is computed using the weighted average common shares and all potentially dilutive common share equivalents outstanding during the period.  The computation of net income per share from continuing operations for the three months and six months ended June 30, 2004 and 2003 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income from continuing operations	$2,983	$3,875	$4,985	$6,553

Weighted average common shares outstanding	17,831	17,687	17,822	17,470
Weighted average common share equivalents (stock options)	417	517	418	517
Weighted average diluted common shares outstanding	18,248	18,204	18,240	17,987
Net income per share from continuing operations :
Basic	$0.16	$0.22	$0.28	$0.38
Diluted	$0.16	$0.21	$0.27	$0.36

For the three month periods ended June 30, 2004 and 2003, options to purchase 1,593,000 and 3,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would be antidilutive.

For the six month periods ended June 30, 2004 and 2003, options to purchase 952,000 and 3,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would be antidilutive.

NOTE 4:  GOODWILL AND INTANGIBLE ASSETS

Intangible assets at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer contracts	$16,560	$5,196	$8,060	$2,926
Trade names	1,634	383	60	45
Non-compete agreement	17,880	2,383	11,980	1,279
	$36,074	$7,962	$20,100	$4,250

At June 30, 2004, intangible assets not subject to amortization, comprised solely of goodwill, had a carrying value of $148.4 million.  At December 31, 2003, intangible assets not subject to amortization consisted of goodwill and a trade name with carrying values of $64.2 million and $0.5 million, respectively.

In conjunction with our January 30, 2004, acquisition of Poorman-Douglas, we reassessed our use of all trade names.  As a result of this reassessment, in February 2004 we commenced amortizing the BSI trade name on a straight-line basis over two years.

Aggregate amortization expense related to identifiable intangible assets was $2.0 million and $1.0 million for the three month periods ended June 30, 2004 and 2003, respectively and was $3.7 million and $1.7 million for the six month periods ended June 30, 2004 and 2003, respectively.  Amortization expense related to intangible assets for the year ending December 31, 2004 and for each of the following five years ending December 31 is estimated to be as follows (in thousands):

2004	$7,767
2005	5,904
2006	4,987
2007	3,027
2008	2,855
2009	1,773

$26,313

The changes in the carrying amount of goodwill, with the prior period conformed to our current segment presentation, for the six-month period ended June 30, 2004, and year ended December 31, 2003 are as follows (in thousands):

	Six Months Ended June 30, 2004			Year Ended December 31, 2003
	Case Management	Document Management	Total	Case Management	Document Management	Total

Balance, beginning of period	$43,716	$20,472	$64,188	$17,449	$—	$17,449
Goodwill acquired during the period	63,244	21,081	84,325	26,267	20,472	46,739
Settlement of contingencies and adjustments	(16)	(5)	(21)	—	—	—
Balance, end of period	$106,944	$41,548	$148,492	$43,716	$20,472	$64,188

NOTE 5:  BUSINESS ACQUISITION

On January 30, 2004, we acquired for cash 100% of the equity of P-D Holding Corp. and its wholly-owned subsidiary, Poorman-Douglas Corporation (collectively, “Poorman-Douglas”),  We believe this acquisition provides complementary diversification to our existing legal services business, as Poorman-Douglas is a provider of technology-based products and services for class action, mass tort and bankruptcy case administration.  The total value of the transaction, including capitalized acquisition costs, was approximately $115.9 million.  Based on our preliminary valuation, the purchase price has been allocated as follows (in thousands):

Current assets	$21,718
Deferred tax assets	6,175
Property and software	8,612
Trade names	1,100
Customer backlog	6,200
Customer relationships	2,300
Non-compete agreements	5,900
Goodwill	84,304
Current liabilities	(13,236)
Deferred tax liabilities	(7,193)

Total purchase price	$115,880

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

On January 31, 2003, we acquired 100% of the membership interests of Bankruptcy Services LLC (“BSI”), a provider of technology-based case management, consulting and administrative services for Chapter 11 cases. The total value of the transaction, including capitalized transaction costs, was $67.0 million of which $45.5 million was paid in cash, $16.5 million (1,054,000 shares) was paid in EPIQ Systems, Inc. stock, $3.4 million was deferred in the form of a non-interest bearing note with a face value of $4.0 million discounted using an imputed interest rate of 5% per annum, $1.3 million of liabilities were assumed, and $0.3 million was paid in acquisition costs.  The purchase price was allocated as follows (in thousands):

Current assets	$2,616
Property and software	755
Trade names	474
Customer backlog	4,700
Non-compete agreements	11,730
Goodwill	46,739

Total purchase price	$67,014

Customer backlog and the non-compete agreement are amortized using the straight-line method over, respectively, two years and ten years.  Initially, the trade name was not amortized as it had an indefinite life.  In conjunction with our acquisition of Poorman-Douglas, we reassessed our use of all trade names.  Accordingly, in February 2004 we commenced amortizing the BSI trade name on a straight-line basis over two years.  The excess purchase price of $46.7 million was allocated to goodwill and, in accordance with SFAS No. 142, is not being amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired.  The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, has been determined to be deductible for tax purposes.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying condensed consolidated financial statements from the date of acquisition.

Unaudited pro forma operations assuming both purchase acquisitions were made at the beginning of the periods presented are shown below (in thousands, except per share data):

	(In Thousands, Except Per Share Data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$34,908	$31,687	$67,603	$61,347
Net Income	$3,991	$3,233	$5,550	$4,721
Net Income Per Share:
Basic	$0.22	$0.18	$0.31	$0.27
Diluted	$0.22	$0.18	$0.30	$0.26

The pro forma information is not necessarily indicative of what would have occurred had the acquisition been completed on that date nor is it necessarily indicative of future operations.

NOTE 6:  SEGMENT REPORTING

EPIQ Systems has two operating segments: (i) case management and (ii) document management.  Previously, our operating segments were (x) bankruptcy and related services and (y) infrastructure software.  Following our decision to sell the infrastructure software business and our January 2004 acquisition of Poorman-Douglas, resources are now allocated and performance assessed by case management and document management.  Case management solutions provide clients with integrated technology-based products and services for the automation of administrative tasks faced by our clients.  Document management solutions include proprietary technology and production services to ensure timely, accurate and complete execution of the documents handled by our clients.

Each segment’s performance is assessed based on segment revenues less costs directly attributable to each segment.  In management’s evaluation of performance, certain costs, such as shared services, administrative staff, and executive management, are not allocated by segment and, accordingly, the following operating segment results do not include such unallocated costs.  Assets reported within a segment are those assets used by the segment in its operations, and consist of property and equipment, software, identifiable intangible assets and goodwill.  All other assets are classified as unallocated.  Infrastructure software, which was classified as held for sale during 2003 and was sold during 2004, is presented as a discontinued operation.  Consistent with guidance provided by the Financial Accounting Standards Board, we have not presented segment information related to our discontinued operation.

Following is a summary of segment information, with the prior period restated to conform to our current segment presentation (in thousands):

	Three Months Ended June 30, 2004
	Case Management	Document Management	Unallocated	Consolidated

Revenue:
Operating revenue	$17,372	$12,224	$—	$29,596
Reimbursed expenses	1,226	4,086	—	5,312
Total revenue	18,598	16,310	—	34,908

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	6,919	12,986	5,918	25,823
Amortization of identifiable intangible assets	1,381	651	—	2,032
Total operating expenses	8,300	13,637	5,918	27,855

Operating income	$10,298	$2,673	$(5,918)	7,053
Interest expense, net				(1,975)

Income from continuing operations before income taxes				5,078

Provision for income taxes				2,095

Net income from continuing operations				$2,983

Total assets	$135,708	$53,121	$62,724	$251,553
Provisions for depreciation and amortization	$2,410	$731	$469	$3,610
Capital expenditures	$2,063	$—	$2,636	$4,699

	Three Months Ended June 30, 2003
	Case Management	Document Management	Unallocated	Consolidated

Revenue:
Operating revenue	$12,347	$3,392	$—	$15,739
Reimbursed expenses	65	1,280	—	1,345
Total revenue	12,412	4,672	—	17,084

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	3,299	2,313	3,883	9,495
Amortization of identifiable intangible assets	565	411	—	976
Total operating expenses	3,864	2,724	3,883	10,471

Operating income	$8,548	$1,948	$(3,883)	6,613
Interest income, net				3

Income from continuing operations before income taxes				6,616

Provision for income taxes				2,741

Net income from continuing operations				$3,875

Total assets as of December 31, 2003	$59,518	$26,806	$55,603	$141,927
Provisions for depreciation and amortization	$1,469	$411	$189	$2,069
Capital expenditures	$582	$—	$359	$941

	Six Months Ended June 30, 2004
	Case Management	Document Management	Unallocated	Consolidated

Revenue:
Operating revenue	$34,298	$18,290	$—	$52,588
Reimbursed expenses	1,331	7,001	—	8,332
Total revenue	35,629	25,291	—	60,920

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	12,486	19,758	10,902	43,146
Amortization of identifiable intangible assets	2,490	1,222	—	3,712
Acquisition related	—	—	2,181	2,181
Total operating expenses	14,976	20,980	13,083	49,039

Operating income	$20,653	$4,311	$(13,083)	11,881
Interest expense, net				(3,463)

Income from continuing operations before income taxes				8,418

Provision for income taxes				3,433

Net income from continuing operations				$4,985

Total assets	$135,708	$53,121	$62,724	$251,553
Provisions for depreciation and amortization	$4,495	$1,440	$736	$6,671
Capital expenditures	$3,046	$9	$2,895	$5,950

	Six Months Ended June 30, 2003
	Case Management	Document Management	Unallocated	Consolidated

Revenue:
Operating revenue	$23,762	$5,273	$—	$29,035
Reimbursed expenses	112	2,012	—	2,124
Total revenue	23,874	7,285	—	31,159

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	6,410	3,758	6,886	17,054
Amortization of identifiable intangible assets	972	686	—	1,658
Acquisition related	—	—	1,485	1,485
Total operating expenses	7,382	4,444	8,371	20,197

Operating income	$16,492	$2,841	$(8,371)	10,962
Interest income, net				73

Income from continuing operations before income taxes				11,035

Provision for income taxes				4,482

Net income from continuing operations				$6,553

Total assets as of December 31, 2003	$59,518	$26,806	$55,603	$141,927
Provisions for depreciation and amortization	$2,837	$686	$346	$3,869
Capital expenditures	$1,128	$—	$1,185	$2,313

NOTE 7:  LONG-TERM OBLIGATIONS

In conjunction with our acquisition of Poorman-Douglas, we replaced our $25.0 million line of credit with a $100.0 million credit facility.  The credit facility consisted of a $45.0 million senior term loan, with amortizing quarterly principal payments of $4.5 million beginning April 30, 2004, a $25.0 million senior revolving loan, and a $30.0 million subordinated term loan.  The senior term loan and revolver mature July 31, 2006.  The subordinated term loan, which had a maturity of December 31, 2006, was paid in full and terminated during our quarter ended June 30, 2004.  Interest on the credit facility is generally based on a spread over the LIBOR rate.

As of June 30, 2004, our borrowings under the syndicated credit facility totaled $40.1 million, consisting entirely of borrowings under the senior term loan.  As of June 30, 2004, the interest rate charged on outstanding borrowings was approximately 4.8%.

The credit facility is secured by liens on our real property and a significant portion of our personal property and contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization), total debt and interest charges.  We were in compliance with all financial covenants as of June 30, 2004.

During June 2004, we issued $50.0 million of contingent convertible subordinated notes.  These contingent convertible subordinated notes:

•                  bear interest at a fixed rate of 4%,

•                  are payable quarterly,

•                  under certain circumstances are convertible into shares of EPIQ common stock at a price of $17.50 per share, and

•                  mature on June 15, 2007, subject to extension of maturity to June 15, 2010 at the option of the noteholders, as described below.

Net proceeds of $47.4 million were used to repay and terminate our subordinated term loan described above and to pay in full our revolving loan balance.  The revolving loan was not terminated and, as of June 30, 2004, the full $25 million of the revolving loan remained available for our use.

The note holders’ right to convert the notes is contingent on the market price of our common stock as follows:

•                  through January 14, 2005, the shares are convertible only if the arithmetic average of the price of our common stock equals or exceeds $19.25 on any ten consecutive trading days or if the price of our common stock is less than $10.75 on any five consecutive trading days;

•                  after January 14, 2005, the shares are convertible only if the arithmetic average of the price of our common stock equals or exceeds $19.25 on any five consecutive trading days or if the price of our common stock is less than $10.75 on any five consecutive trading days.

If the contingency were satisfied and all shares were converted, the notes would convert into approximately 2,857,000 shares of our common stock.  If we change our capital structure (for example, through a stock dividend or stock split) while the notes are outstanding, the conversion price will be adjusted on a consistent basis and, accordingly, the number of shares of common stock we would issue on conversion would be adjusted.

The holders of the notes have the right to extend the maturity of the contingent convertible notes for a period not to exceed three years.  The right to extend the maturity of the note represents an embedded option.  The embedded option has a current value of approximately $1.2 million.  On our balance sheet, our obligation related to the embedded option has been included as a component of the convertible note payable.  The embedded option will be revalued as of the end of each period and the change in value included as a component of our operating earnings.

On June 30, 2004, we entered into a capital lease to finance the purchase of operating software.  The capital lease has been recorded as a long-term obligation in the amount of $2.7 million, with $1.0 million classified as a current obligation, and the purchased software, also in the amount of $2.7 million, is included on the balance sheet as a component of property and equipment.  As this was a noncash investing and financing activity, these amounts are not included on our Condensed Consolidated Statement of Cash Flows.  Payments on the capital lease will be included in our Condensed Consolidated Statement of Cash Flows during the period in which they are made.

During July 2004, we entered into a new credit facility with KeyBank National Association as administrative agent.  This facility consists of a $25.0 million senior term loan, with amortizing quarterly principal payments of $1.6 million beginning September 30, 2004, and a $50.0 million senior revolving loan.  During the term of the loan we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $75.0 million.  The senior term loan and the senior revolving loan mature June 30, 2008.  Interest on the credit facility is generally based on a spread over the LIBOR rate.

This new credit facility is secured by liens on our real property and a significant portion of our personal property and contains financial covenants related to EBITDA, total debt, senior debt, fixed charges and working capital.

On inception of the new credit facility, we borrowed the $25.0 million under the senior term loan and $8.0 million of the revolving loan.  We used these proceeds plus available cash on hand to pay in full the borrowings outstanding under our prior credit facility, and that credit facility was terminated.  As a result, as of July 20, 2004, the inception date of our new credit facility, our borrowings included $50.0 million from the contingent convertible subordinated notes, $25.0 million under the new credit facility’s senior term loan, $8.0 million under the new credit facility’s senior revolving loan, and approximately $5.9 million of obligations related to capitalized leases and deferred acquisition price.

Our long-term obligations, including credit facility debt outstanding as of June 30, 2004, convertible debt, deferred acquisition costs, and capitalized leases, mature as follows for each twelve month period ending June 30 (in thousands):

2005	$19,440
2006	20,513
2007	55,536
2008	491
Total	$95,980

NOTE 8:  OPERATING LEASES

We have non-cancelable operating leases for office space at several locations expiring at various times through 2015.  Each of the leases requires us to pay all executory costs (property taxes, maintenance and insurance).  Additionally, we have non-cancelable operating leases for office equipment and automobiles expiring through December 2008.

Future minimum lease payments during each of the twelve months ending June 30 are as follows (in thousands):

2005	$2,724
2006	2,497
2007	2,335
2008	1,931
2009	1,694
Thereafter	8,847
Total minimum lease payments	$20,028

Expense related to operating leases was approximately $0.6 million and $0.3 million for the three months ended June 30, 2004 and 2003, respectively, and approximately $1.1 million and $0.6 million for the six months ended June 30, 2004 and 2003, respectively.

NOTE 9:  DISCONTINUED OPERATIONS

The primary offering for our infrastructure software business was DataExpress®, a software product line that automates the exchange of data files between a company’s customers and their business partners.  During November 2003 (the “Measurement Date”), we determined that the infrastructure software segment was no longer aligned with our long-term strategic objectives.  Accordingly, we developed a plan to sell, within one year, the infrastructure software business.

On April 30, 2004, we sold our infrastructure software business to a private investor group with expertise in file transfer technology.  As consideration, we received $0.5 million in cash and a $1.1 million note receivable bearing 6.5% interest and with monthly payments due through July 31, 2005.  The buyer also acquired certain assets and assumed certain liabilities related to our infrastructure business.  During the three and six months ended June 30, 2004, we recognized a gain related to this sale of approximately $1.0 million, net of tax.

The disposal of the infrastructure business represents a discontinued operation.  Accordingly, the assets and liabilities of this business segment have been reclassified in the accompanying Condensed Consolidated Balance Sheets as held for sale.  Revenues, cost of sales, and operating expenses related to this segment, as well as the gain on sale of this segment, have been reclassified as “Discontinued Operations” in the accompanying Condensed Consolidated Statements of Income for all periods presented.

The following tables summarize financial information for Discontinued Operations (in thousands):

Condensed balance sheets of discontinued operations:

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash	$—	$714
Accounts receivable, trade, less allowance for doubtful accounts of $16 as of December 31, 2003	—	258
Prepaid expenses	—	82
Property and equipment, net	—	24
Software development costs, net	—	226
Total Current Assets	—	1,304

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued expenses	—	173
Deferred revenue	—	964
Total Current Liabilities	—	1,137

NET ASSETS OF DISCONTINUED OPERATIONS	$—	$167

Net revenue and pre-tax income (loss) from discontinued operations:

	Three Months Ended June 30,
	2004	2003

Net revenue from discontinued operations	$281	$478

Pre-tax income (loss) from discontinued operations	$1,667	$(457)

Net revenue and pre-tax income (loss) from discontinued operations:

	Six Months Ended June 30,
	2004	2003

Net revenue from discontinued operations	$661	$1,038

Pre-tax income (loss) from discontinued operations	$1,231	$(1,058)

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

Case Management Segment

Our case management segment generates revenue primarily through the following integrated technology-based solutions.  Case management support for client engagements generally lasts several years and has a revenue profile that typically includes a recurring component.

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

•                  Call center support.

Document Management Segment

Our document management segment generates revenue primarily through the following technology-based solutions.  Document management revenue is generally less recurring in nature due to the unpredictability of the frequency, timing and magnitude of the clients’ business requirements.

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

Business combination accounting.  We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future.  Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed.  The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill.  This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.  Identifiable intangible assets, such as customer lists and covenants not to compete, are amortized on a straight-line basis over the intangible asset’s estimated useful life.  The estimated useful life of amortizable identifiable assets range from two to 14 years.  Accordingly, the acquisition cost allocation has had a significant impact on our current operating results and will have a significant impact on our future operating results.

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

The estimate of fair value is highly subjective and requires significant judgment.  If we determine that the fair value of any reporting unit is less than the reporting unit’s carrying value, then we will recognize an impairment charge.  If goodwill on our balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition.  Our unimpaired, recognized goodwill totaled $148.4 million as of June 30, 2004.

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

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on the Company’s results of operations and financial condition.  Our identifiable intangible assets’ carrying value, net of amortization, was $28.1 million as of June 30, 2004.

Internal software development costs.  Certain internal software development costs incurred in the creation of computer software products are capitalized once technological feasibility has been established.  Prior to the completion of detailed program design, development costs are expensed and are reflected as operating expense on the statements of income.  Determination that technological feasibility has been established requires management judgment, and that judgment affects the allocation between capitalization and current period expense recognition of costs incurred.  Capitalized internal software development costs are amortized based on the greater of:

•                  the ratio of current revenue to current and estimated future revenue for each product, or

•                  the straight-line amortization over the remaining estimated economic life of the product, not to exceed five years.

Management periodically reevaluates its previous estimated future revenue for each product and the remaining estimated economic life of the product.  Our forecast of estimated future revenue may affect the amount of amortization expense recognized during any period.  Our capitalized internal software development costs, net of accumulated amortization, totaled $6.0 million as of June 30, 2004.

Results of Operations

Management Overview

Our operations consist primarily of integrated technology-based products and services for fiduciary management and claims administration applications. Our solutions enable clients to optimize the administration of large and complex bankruptcy, class action, mass tort, and other similar legal proceedings.  We have two operating segments: case management and document management.

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

The number of new bankruptcy filings each year may vary based on the level of consumer and business debt, the general economy, interest rate levels and other factors.  We believe the level of consumer and business debt is among the most important indicators of future bankruptcy filings.  The most recent available Federal Reserve Flow of Funds Accounts of the United States, dated June 10, 2004, reported increases in both consumer and business debt outstanding as compared with the same period of the prior year.

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

Results of Operations for the Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

Consolidated Results

Revenue

Total revenue of $60.9 million for the six months ended June 30, 2004 represents an approximate 96% increase compared to $31.2 million of revenue for the same period in the prior year.  With our acquisition of Poorman-Douglas, revenue related to reimbursed expenses, such as postage pertaining to document management services, increased significantly.  We reflect the revenue from these reimbursed expenses as a separate line item on our Condensed Consolidated Statements of Income.  While reimbursed revenues and expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Revenue exclusive of reimbursed expenses, which we refer to as operating revenue, increased $23.6 million, or approximately 81%, to $52.6 million for the six months ended June 30, 2004 compared to $29.0 million for the same period in the prior year.  All revenue is directly related to a segment and changes in revenue by segment are discussed below.

Costs and Expenses

Direct costs, administrative costs, and depreciation and software amortization increased $26.0 million, or approximately 153%, to $43.1 million for the six months ended June 30, 2004 compared with $17.1 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’ expenses subsequent to the acquisition date and the inclusion of six months of BSI’s expenses for the six months ended June 30, 2004 compared to five months of BSI expenses for the six months ended June 30, 2003. As a result of the Poorman-Douglas acquisition, we realized a higher mix of document management revenue relative to case management revenue than during the same period in the prior year, which resulted in an increase in reimbursed expenses.  In addition, as a result of our growth, corporate administrative costs increased due to increased travel expense related to additional locations and increased insurance coverage due to business expansion.

Amortization of identifiable intangible assets increased $2.0 million to $3.7 million for the six months ended June 30, 2004 compared with $1.7 million for the same period in the prior year.  All identifiable intangible assets are directly related to a segment and changes in amortization of identifiable intangible assets by segment are discussed below.

Acquisition related expenses of $2.2 million for the six months ended June 30, 2004 and $1.5 million for the six months ended June 30, 2003, result from non-capitalizable expenses consisting of executive bonuses, legal, accounting and valuation services, and travel incurred in connection with potential and completed transactions.

Interest

We incurred net interest expense of $3.5 million for the six months ended June 30, 2004 compared with net interest income of $0.1 million for the six months ended June 30, 2003.  The increase in interest expense resulted primarily from borrowings to finance our acquisition of Poorman-Douglas.  Interest expense for the six months ended June 30, 2004 includes $1.5 million of loan fee amortization charges.

Business Segments

Revenue

Case management operating revenue increased $10.5 million, or approximately 44%, to $34.3 million for the six months ended June 30, 2004 compared to $23.8 million for the six months ended June 30, 2003.  This increase primarily results from the inclusion of operating revenue related to the Poorman-Douglas acquisition subsequent to the acquisition date.  Other factors that contributed to the increase in our case management operating revenue include an increase in bankruptcy trustee based revenue and an increase in professional services related to Chapter 11 cases, partly offset by a decrease in professional service fees from Bank of America.

Document management operating revenue increased $13.0 million, or approximately 247%, to $18.3 million for the six months ended June 30, 2004 compared to $5.3 million for the six months ended June 30, 2003.  Document management revenue for reimbursed expenses of $7.0 million for the six months ended June 30, 2004 increased 248% compared with the same period in the prior year. The increase in total revenue for the document management segment was primarily the result of the acquisition of Poorman-Douglas subsequent to the acquisition date.  Exclusive of Poorman-Douglas revenues, our document management operating revenue declined slightly due primarily to a decrease in bankruptcy noticing services.  Document management revenues will fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

Operating Expense

Case management direct and administrative expenses, including depreciation and software amortization, of $12.5 million increased $6.1 million, or approximately 95%, for the six months ended June 30, 2004 compared with $6.4 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’ expenses subsequent to the acquisition date.

Document management direct and administrative expenses, including depreciation and software amortization, increased $16.0 million to $19.8 million for the six months ended June 30, 2004 compared with $3.8 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’ expenses, including reimbursed expenses, subsequent to the acquisition date.  Document management direct expenses include reimbursed expenses and other operating expenses which are more variable than case management direct expenses.  Exclusive of Poorman-Douglas’ expenses, our document management expenses declined slightly due primarily to a decrease in bankruptcy noticing services.  Document management expenses will fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

Both the case management and document management segments have identifiable intangible assets.  Amortization of case management’s identifiable intangible assets increased $1.5 million to $2.5 million for the six months ended June 30, 2004 compared with $1.0 million for the same period in the prior year.  Amortization of document management’s identifiable intangible assets increased $0.5 million to $1.2 million for the six months ended June 30, 2004 compared with $0.7 million for the same period in the prior year.  For both segments, this increase primarily relates to the amortization expense related to the acquired intangible assets resulting from the Poorman-Douglas transaction and the February 2004 commencement of amortization related to the BSI trade name.  We also incurred six months of amortization expense related to the acquired intangible assets resulting from the BSI acquisition compared with only five months of such amortization expense during the same period of the prior year.  Note 5 to the Condensed Consolidated Financial Statements section of this report provides a summary of the total identified intangible assets, the scheduled amortization expense and the scheduled amortization periods for the Poorman-Douglas and BSI acquisitions.

Results of Operations for the Three Months Ended June 30, 2004 Compared with the Three Months Ended June 30, 2003

Consolidated Results

Revenue

Total revenue of $34.9 million for the three months ended June 30, 2004 represents an approximate 104% increase compared to $17.1 million of revenue for the same period in the prior year.  With our acquisition of Poorman-Douglas, revenue related to reimbursed expenses, such as postage pertaining to document management services, increased significantly.  We reflect the revenue from these reimbursed expenses as a separate line item on our Condensed Consolidated Statements of Income.  While reimbursed revenues and expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Revenue exclusive of reimbursed expenses, which we refer to as operating revenue, increased $13.9 million, or approximately 88%, to $29.6 million for the three months ended June 30, 2004 compared to $15.7 million for the same period in the prior year.  All revenue is directly related to a segment and changes in revenue by segment are discussed below.

Costs and Expenses

Direct and administrative costs increased $16.3 million, or approximately 172%, to $25.8 million for the three months ended June 30, 2004 compared with $9.5 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’ direct and administrative expenses subsequent to the acquisition date.  As a result of the Poorman-Douglas acquisition, we realized a higher mix of document management revenue relative to case management revenue than during the same period in the prior year, which resulted in an increase in reimbursed expenses.  In addition, as a result of our growth, corporate administrative costs increased due to increased travel expense related to additional locations and increased insurance coverage due to business expansion.

Amortization of identifiable intangible assets increased $1.0 million to $2.0 million for the three months ended June 30, 2004 compared with $1.0 million during the same period in the prior year.  All identifiable intangible assets are directly related to a segment and changes in amortization of identifiable intangible assets by segment are discussed below.

Interest

We incurred net interest expense of $2.0 million for the three months ended June 30, 2004, an increase of $2.0 million compared with the three months ended June 30, 2003.  The increase in interest expense resulted primarily from borrowings to finance our acquisition of Poorman-Douglas.  Interest expense includes $0.9 million of loan fee amortization charges.

Business Segments

Revenue

Case management operating revenue increased $5.1 million, or approximately 41%, to $17.4 million for the three months ended June 30, 2004 compared to $12.3 million for the three months ended June 30, 2003.  This increase primarily results from the inclusion of operating revenue related to the Poorman-Douglas acquisition subsequent to the acquisition date.  Exclusive of Poorman-Douglas’ operating revenues, our case management revenues declined slightly as we provided fewer professional services to Bank of America, partly offset by an increase in bankruptcy trustee based revenue.

Document management operating revenue increased $8.8 million, or approximately 260%, to $12.2 million for the three months ended June 30, 2004 compared to $3.4 million for the three months ended June 30, 2003.  Document management revenue for reimbursed expenses of $4.1 million increased 219% from the prior year quarter. The increase in total revenue for the document management segment was primarily the result of the acquisition of Poorman-Douglas subsequent to the acquisition date.  Exclusive of Poorman-Douglas’ operating revenues, our document management operating revenue declined $0.6 million primarily due to a decrease in bankruptcy noticing services.  Document management revenues will fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

Operating Expense

Case management direct and administrative expenses, including depreciation and software amortization, of $6.9 million increased $3.6 million, or approximately 110%, for the three months ended June 30, 2004 compared with $3.3 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’ expenses subsequent to the acquisition date.

Document management direct and administrative expenses, including depreciation and software amortization, of $13.0 million increased $10.7 million, or approximately 461%, for the three months ended June 30, 2004 compared with $2.3 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’ expenses, including reimbursed expenses, subsequent to the acquisition date. Exclusive of Poorman-Douglas’ expenses, these document management expenses declined $0.5 million primarily due to a decrease in bankruptcy noticing services.  Document management direct expenses include reimbursed expenses and other operating expenses which are more variable in nature than case management direct expenses.  Document management expenses will fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

Both the case management and document management segments have identifiable intangible assets.  Amortization of case management’s identifiable intangible assets increased $0.8 million to $1.4 million for the three months ended June 30, 2004 compared with $0.6 million for the same period in the prior year.  Amortization of document management’s identifiable intangible assets increased $0.2 million to $0.6 million for the three months ended June 30, 2004 compared with $0.4 million for the same period in the prior year.  For both segments, this increase primarily relates to the amortization expense related to the acquired intangible assets resulting from the Poorman-Douglas transaction and the February 2004 commencement of amortization related to the BSI trade name.  Note 5 to the Condensed Consolidated Financial Statements section of this report provides a summary of the total identified intangible assets, the scheduled amortization expense and the scheduled amortization periods for the Poorman-Douglas and BSI acquisitions.

Liquidity and Capital Resources

Operating Activities

During the six months ended June 30, 2004, our operating activities provided net cash of $15.3 million.  The primary sources of cash from operating activities were net income of $5.7 million and adjustments for non-cash charges and credits, primarily depreciation and amortization, of $9.2 million.

Changes in operating assets and liabilities as a direct result of assets acquired or liabilities assumed have been excluded from our Condensed Consolidated Statements of Cash Flows.  However, subsequent to the Poorman-Douglas acquisition, cash flows related to these acquired assets and assumed liabilities are reflected in our Condensed Consolidated Statements of Cash Flows.  For example, accounts payable and accrued expenses assumed as a part of the transaction are not reflected as a source of cash.  The subsequent payment of assumed accounts payable and accrued expenses are, however, reflected as an operating use of cash.

Changes in operating assets and liabilities generated net cash of $0.3 million in cash.  The most significant source of cash from changes in operating assets and liabilities was a reduction in accounts receivable, primarily as a result of the collection of certain large receivables related primarily to class action customers.  The timing of the receipt of class action receivables may be determined by status of the legal proceedings and, as a result, significant balances may accumulate prior to payment.  The most significant use of cash related to changes in operating assets and liabilities was our payment of approximately $8.0 million of liabilities assumed in our acquisition of Poorman-Douglas that were the direct result of acquisition-related transactions, primarily withholding taxes resulting from the vesting of restricted Poorman-Douglas stock concurrent with the acquisition, and that were due and payable shortly after the transaction closed.

Investing Activities

Our most significant investing use of cash was the acquisition of Poorman-Douglas.  Net of $2.8 million cash acquired in the acquisition, we used cash of approximately $113.1 million related to this transaction.  During the six months ended June 30, 2004, we used cash of approximately $3.2 million to purchase property and equipment, primarily related to computer equipment used by our trustee clients, at their various locations.  Enhancements to our existing software and development of new software is essential to our continued growth and, during the six months ended June 30, 2004, we used cash of approximately $0.9 million to fund internal costs related to development of computer software for which technological feasibility has been established.  During April 2004, we completed the sale of our discontinued operation for cash and a note receivable payable in installments over 15 months.  During the six months ended June 30, 2004, we realized cash proceeds of $0.7 million related to this transaction.

Financing Activities

In conjunction with our acquisition of Poorman-Douglas, we replaced our $25.0 million line of credit with a $100.0 million credit facility.  The credit facility consisted of a $45.0 million senior term loan, with amortizing quarterly principal payments of $4.5 million beginning April 30, 2004, a $25.0 million senior revolving loan, and a $30.0 million subordinated term loan.  At inception of this facility, we borrowed approximately $92.0 million that, in combination with available cash on hand, was used to finance our acquisition of Poorman-Douglas.  During our second quarter, we borrowed an additional $3.5 million under the revolving loan facility for general operating purposes which we also repaid during the second quarter.

During June 2004, we issued $50.0 million of contingent convertible subordinated notes.  These contingent convertible notes bear interest at a fixed rate of 4%, payable quarterly, under certain circumstances are convertible into shares of EPIQ common stock at a price of $17.50 per share, and mature on June 15, 2007, subject to extension of maturity to June 15, 2010 at the option of the noteholders.  Net proceeds of approximately $47.4 million were used to repay and terminate our subordinated term loan and to pay in full our revolving loan.

Subsequent to June 30, 2004, we entered into a new syndicated credit facility with KeyBank National Association as administrative agent.  This facility consists of a $25.0 million senior term loan, with amortizing quarterly principal payments of $1.6 million beginning September 30, 2004 and a $50.0 million senior revolving loan.  During the term of the loan we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $75 million.  The senior term loan and the senior revolving loan mature June 30, 2008.

On inception of the new credit facility, we borrowed the $25.0 million term loan and $8.0 million of the revolving loan.  We used these proceeds to pay in full the borrowings outstanding under our prior credit facility, and that credit facility was terminated.  In conjunction with the termination of our prior credit facility, during our quarter ending September 30, 2004, we anticipate we will incur a non-cash charge of approximately $1.0 million to write-off the unamortized portion that facility’s loan fees.

As of July 20, 2004, the inception date of our new syndicated credit facility, our borrowings included $50.0 million from the subordinated contingent convertible debt, $25.0 million under the new credit facility’s senior term loan, $8.0 million under the new credit facilities senior revolving loan, and approximately $5.9 million of obligations related to capitalized leases and deferred acquisition price.

We believe that the funds generated from operations plus amounts available under our new credit facility’s senior revolving loan will be sufficient over the next year to finance currently anticipated working capital requirements, software and property and equipment expenditures, payments for contractual obligations, interest payments due on our credit facility borrowings, and the required quarterly principal payments of $1.6 million on our senior term loan.

We continue to explore acquisition opportunities and may use the availability under our revolving loan and cash on hand to finance a future acquisition.  If the acquisition price exceeds the capacity of these sources of financing, we may decide to issue equity, restructure our credit facility, partly finance the acquisition with a note payable, or some combination of the preceding.  Covenants contained in our credit facility may limit our ability to consummate an acquisition.

Contractual Obligations

The following table sets forth a summary of our contractual obligations as of June 30, 2004.

	Payments Due By Period
	(In Thousands)
Contractual Obligation	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt and future accretion (1)	$93,545	$18,556	$74,396	$593	$—
Employment agreements	6,073	1,752	3,551	770	—
Capital lease obligations	2,733	960	1,773	—	—
Operating leases	20,028	2,724	4,832	3,625	8,847
Total	$122,379	$23,992	$84,552	$4,988	$8,847

(1)          A portion of the BSI purchase price was paid in the form of a non-interest bearing note, which was discounted using an imputed rate of 5% per annum.  The discount is accreted over the life of the note and each period’s accretion is added to the note’s principal.  The amount included in the contractual obligation table includes the note’s principal, as reflected on our June 30, 2004 balance sheet, plus all future accretion.

Recent Accounting Pronouncements

The EITF (Emerging Issues Task Force) reached a consensus regarding Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128.  The consensus clarified what is meant by a “participating security,” provided guidance on applying the two-class method for computing EPS, and required affected companies to retroactively restate EPS amounts presented.  The consensus is effective for reporting periods beginning after March 31, 2004.  Adoption of EITF Issue No. 03-06 did not have a material effect on our consolidated Financial Statements.

The EITF currently is addressing when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share.  The EITF’s tentative conclusion is that contingently convertible debt instruments should be included in diluted earnings per share computations regardless of whether the market price trigger has been met.  Although we cannot predict the future effect that this conclusion will have on our diluted earnings per share calculation, it will likely have a dilutive affect.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective” and “potential.”  Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements. Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  These factors include, but are not limited to, (1) any material changes in our total number of bankruptcy trustees and cases, (2) any material changes in our Chapter 7 deposits, the services required by our Chapter 11, Chapter 13, class action or mass tort cases, or the number of cases processed by our Chapter 13 bankruptcy trustee customers, (3) material changes in the number of bankruptcy filings, class action filings or mass tort actions each year, (4) our reliance on and the previously-announced change in our marketing arrangement and pricing arrangements with Bank of America for Chapter 7 revenue, (5) future bankruptcy, class action, or mass tort legislation, (6) risks associated with the integration of acquisitions into our existing business operations, (7) risks associated with the significant new indebtedness we have incurred in 2004, (8) a decline in the business of Poorman-Douglas Corporation, and (9) other risks detailed from time to time in our SEC filings, including our annual report on Form 10-K. In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. We undertake no obligations to update any forward-looking statements contained herein to reflect future events or developments.

ITEM 3.                                                     Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments.  During the six months ended June 30, 2004, our exposure to interest rate risk increased significantly.  We have a fixed, 4% interest rate on our $50.0 million subordinated contingent convertible notes.  Interest on borrowings under both the syndicated credit facility in existence as of June 30, 2004 and our new syndicated credit facility is computed at a variable rate based on the LIBOR rate.  A 1% increase in the LIBOR rate would have increased our annual interest expense on variable rate borrowings outstanding as of June 30, 2004 by approximately $0.4 million.  We do not currently use any derivative financial instruments to modify our interest rate risks.

ITEM 4.                                                     Controls and Procedures.

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon that evaluation as of the end of the period covered by this report, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During the first quarter of 2004, the Company acquired the Poorman-Douglas Corporation.  As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into this recently acquired business.

EPIQ SYSTEMS, INC.

JUNE 30, 2004 FORM 10-Q

PART II - OTHER INFORMATION

ITEM 4:  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of the Company was held on June 2, 2004, at which the shareholders elected the directors named below, approved a proposal to adopt a new 2004 Equity Incentive Plan to replace the 1995 Stock Option Plan prior to its scheduled expiration, and approved an amendment to the Company’s Articles of Incorporation as permitted by The General and Business Law of Missouri to limit the personal liability of directors in certain circumstances.  The results of the voting at the Annual Meeting were as follows:

Election of Directors	For	Withhold Authority
Tom W. Olofson	15,399,847	300,168
Christopher E. Olofson	15,380,844	319,171
W. Bryan Satterlee	15,189,532	510,483
Edward M. Connolly, Jr.	15,189,332	510,683
James A. Byrnes	15,208,754	491,261

Other Matters	For	Against	Abstain	Broker Non-Votes
Adopt the 2004 Equity Incentive Plan	7,027,165	3,190,154	20,107	5,462,589
Amend the Articles of Incorporation	15,508,074	160,588	31,353	-0-

No other matters were submitted to a vote of the shareholders at the Annual Meeting.

ITEM 6.                                                     Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

10.1                           Credit and Security Agreement dated as of July 20, 2004, among EPIQ Systems, Inc., the Lenders named therein, and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.

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

32.1                           Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350.

(b)                                  Reports on Form 8-K.

1.               A report on Form 8-K/A was filed on April 13, 2004, amending a report previously filed on Form 8-K on February 13, 2004, reporting the acquisition of PD Holding Corp. and its wholly-owned subsidiary, the Poorman-Douglas Corporation and including historical financial statements of PD Holding Corp. and pro forma financial information for PD Holding Corp. and EPIQ Systems, Inc.

2.               A report on Form 8-K was filed on April 28, 2004, furnishing the Company’s earnings release for the first quarter ended March 31, 2004.

3.               A report on Form 8-K was filed on June 14, 2004, reporting the issuance of $50,000,000 principal amount of contingent convertible subordinated notes.

4.               A report on Form 8-K was filed on June 21, 2004, providing new segment reporting financial information.

5.               A report on Form 8-K/A on June 29, 2004, amending reports previously filed on Form 8-K on February 13, 2004 and on Form 8-K on April 13, 2004, reporting updated pro forma financial information for PD Holding Corp. and EPIQ Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIQ Systems, Inc.

Date:	August 6, 2004	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	August 6, 2004	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2004	/s/ Douglas W. Fleming
Douglas W. Fleming
Director of Finance
(Principal Accounting Officer)