Form 10-Q
period 2004-09-30
EPIQ SYSTEMS INC
filed 2004-10-29
CIK 1027207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☒ No   ☐

The number of shares outstanding of registrant’s common stock at October 14, 2004:

Class	Outstanding
Common Stock, $.01 par value	17,879,732

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
REVENUE:
Case management	$16,980	$12,807	$51,278	$36,569
Document management	11,671	3,761	29,961	9,034
Operating revenue	28,651	16,568	81,239	45,603
Reimbursed expenses	7,043	1,807	15,375	3,931
Total Revenue	35,694	18,375	96,614	49,534

OPERATING EXPENSES:
Direct costs	18,533	4,663	46,509	11,731
General and administrative	6,998	4,730	19,209	12,505
Depreciation and software amortization	1,804	1,071	4,763	3,282
Amortization of identifiable intangible assets	2,032	976	5,744	2,634
Acquisition related	16	—	2,197	1,485
Total Operating Expenses	29,383	11,440	78,422	31,637

INCOME FROM OPERATIONS	6,311	6,935	18,192	17,897

EXPENSES RELATED TO FINANCING:
Interest expense, net of interest income	1,621	3	5,084	(70)
Debt extinguishment expense	995	—	995	—
Net Expenses Related To Financing	2,616	3	6,079	(70)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,695	6,932	12,113	17,967

PROVISION FOR INCOME TAXES	1,534	2,727	4,968	7,210

NET INCOME FROM CONTINUING OPERATIONS	2,161	4,205	7,145	10,757

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued infrastructure software segment (including gain on disposal of $1,616 during the nine months ended September 30, 2004)	(127)	(459)	1,104	(1,517)
Income tax (expense) benefit related to discontinued infrastructure software segment	50	180	(436)	606
Total Discontinued Operations	(77)	(279)	668	(911)

NET INCOME	$2,084	$3,926	$7,813	$9,846

(continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
NET INCOME PER SHARE INFORMATION:
Income per share – Basic
Income from continuing operations	$0.12	$0.24	$0.40	$0.61
Gain (loss) from discontinued operations	0.00	(0.02)	0.04	(0.05)
Net income per share – Basic	$0.12	$0.22	$0.44	$0.56

Income per share – Diluted
Income from continuing operations	$0.12	$0.23	$0.39	$0.59
Gain (loss) from discontinued operations	(0.01)	(0.02)	0.04	(0.05)
Net income per share – Diluted	$0.11	$0.21	$0.43	$0.54

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,867	17,756	17,837	17,556
Diluted	18,278	18,391	18,251	18,262

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,526	$30,347
Trade receivables, less allowance for doubtful accounts of $893 and $340, respectively	22,071	11,337
Prepaid expenses	2,822	1,023
Deferred income taxes	5,663	1,736
Other current assets	1,927	915
Current assets held for sale	—	1,304
Total Current Assets	43,009	46,662

LONG-TERM ASSETS:
Property and equipment, net	21,001	11,886
Software development costs, net	5,835	2,799
Goodwill	148,215	64,188
Other intangibles, net of accumulated amortization of $9,994 and $4,250, respectively	26,080	16,325
Other	2,234	67
Total Long-term Assets	203,365	95,265
Total Assets	$246,374	$141,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITES:
Accounts payable	$4,197	$1,998
Customer deposits	2,513	1,712
Other accrued expenses	2,346	1,943
Current maturities of long-term obligations	7,611	849
Current liabilities held for sale	—	1,137
Total Current Liabilities	16,667	7,639

LONG-TERM LIABILITIES:
Deferred income taxes	9,780	1,967
Long-term obligations (excluding current maturities)	82,100	3,066
Total Long-term Liabilities	91,880	5,033

STOCKHOLDERS’ EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 50,000,000 shares authorized; issued and outstanding – 17,877,726 and 17,780,854 shares at September 30, 2004 and December 31, 2003, respectively	179	178
Additional paid-in capital	102,649	101,890
Retained earnings	34,999	27,187
Total Stockholders’ Equity	137,827	129,255
Total Liabilities and Stockholders’ Equity	$246,374	$141,927

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,813	$9,846
Adjustments to reconcile net income to net cash from operating activities:
Provision for deferred income taxes	2,962	553
Depreciation and software amortization	4,763	4,280
Loan fee amortization and debt extinguishment	2,830	—
Change in valuation of embedded option and convertible debt	331	—
Amortization of other intangible assets	5,744	2,745
Gain on disposal of discontinued operations	(1,616)	—
Other, net	151	186
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	4,630	(7,178)
Prepaid expenses and other assets	614	(905)
Accounts payable and accrued expenses	(2,738)	2,165
Withholding and related liabilities assumed in the acquisition of a business and subsequently paid	(7,973)	—
Income taxes, including tax benefit from exercise of stock options	2,610	546
Other, net	266	91
Net cash provided by operating activities	20,387	12,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,660)	(3,167)
Software development costs	(1,223)	(2,046)
Cash paid for acquisition of business, net of $2,765 cash acquired	(113,111)	(43,263)
Proceeds from sale of discontinued operations	892	—
Other, net	75	18
Net cash used in investing activities	(118,027)	(48,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	188,500	—
Debt issuance costs	(6,054)	—
Principal payments under long-term debt and capital lease obligations	(105,894)	(323)
Direct costs associated with stock offering	—	(114)
Proceeds from exercise of stock options	553	934
Net cash provided by financing activities	77,105	497

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,535)	(35,632)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,347	59,827
Decrease in cash classified as held for sale	714	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,526	$24,195

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,833	$10
Income taxes paid (refunded)	$(505)	$5,760

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

Stock-Based Compensation

We account for stock compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which requires compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Options awarded under the Company’s plans are granted with an exercise price equal to the fair market value on the date of the grant. Had the compensation cost been determined based on the fair value at the grant dates based on the guidance provided by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, our net income and net income per share for the three and nine months ended September 30, 2004 and 2003 would have been adjusted to the following pro forma amounts (in thousands, except per share data):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
Net income, as reported		$2,084	$3,926	$7,813	$9,846
Add: stock-based employee compensation included in reported net earnings, net of tax		—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax		(785)	(158)	(2,215)	(1,726)
Net income, pro forma		$1,299	$3,768	$5,598	$8,120

Net income per share — Basic	As reported	$0.12	$0.22	$0.44	$0.56
	Pro forma	$0.07	$0.21	$0.31	$0.46

Net income per share — Diluted	As reported	$0.11	$0.21	$0.43	$0.54
	Pro forma	$0.07	$0.20	$0.31	$0.44

Pro forma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of stock options.

Recent Accounting Pronouncements

The EITF (Emerging Issues Task Force) reached a consensus regarding Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128.  The consensus clarified what is meant by “participating security,” provided guidance on applying the two-class method for computing EPS, and required affected companies to retroactively restate EPS amounts presented.  The consensus is effective for reporting periods beginning after March 31, 2004.  Adoption of EITF Issue No. 03-06 did not have a material effect on our Condensed Consolidated Financial Statements.

The EITF reached a consensus regarding Issue No. 04-08, The Effect of Contingently Convertible Debt on EPS, that the dilutive effect of contingently convertible debt instruments should be included in the diluted earnings per share calculations in all periods, regardless of whether the contingency is met, unless the effect of such inclusion would be anti-dilutive.  The effective date of this consensus will coincide with the effective date of the proposed Statement that revises Statement 128, Earnings Per Share, and will be applied to reporting periods ending after the Statement 128 effective date, which is expected to be December 15, 2004.  We have outstanding contingent convertible subordinated notes that, when certain stock price conditions are satisfied, are convertible into approximately 2,857,000 shares of common stock.  The effect on our dilutive earnings per share calculation will depend on a variety of factors such as our net earnings, our tax rate, our shares outstanding, and our diluted shares related to stock options outstanding.  Therefore, we cannot predict with precision the future effect that this conclusion will have on our diluted earnings per share calculation; however, it will likely be dilutive and will likely have the effect of reducing dilutive earnings per share by approximately 5% or less.

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

In the opinion of our management, the accompanying financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly our financial position as of September 30, 2004 and the results of operations and cash flows for the three months and nine months ended September 30, 2004 and 2003.

The results of operations for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3:   NET INCOME PER SHARE

Basic net income per share from continuing operations is computed based on the weighted average number of common shares outstanding during each period.  Diluted net income per share from continuing operations is computed using the weighted average common shares and all potentially dilutive common share equivalents outstanding during the period.  The computation of net income per share from continuing operations for the three months and nine months ended September 30, 2004 and 2003 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income from continuing operations	$2,161	$4,205	$7,145	$10,757
Weighted average common shares outstanding	17,867	17,756	17,837	17,566
Weighted average common share equivalents (stock options)	411	635	414	696
Weighted average diluted common shares outstanding	18,278	18,391	18,251	18,262
Net income per share from continuing operations :
Basic	$0.12	$0.24	$0.40	$0.61
Diluted	$0.12	$0.23	$0.39	$0.59

For the three month periods ended September 30, 2004 and 2003, options to purchase 1,607,000 and 55,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would be antidilutive.

For the nine month periods ended September 30, 2004 and 2003, options to purchase 1,468,000 and 55,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would be antidilutive.

NOTE 4:   GOODWILL AND INTANGIBLE ASSETS

Intangible assets at September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer contracts	$16,560	$6,426	$8,060	$2,926
Trade names	1,634	585	60	45
Non-compete agreements	17,880	2,983	11,980	1,279
	$36,074	$9,994	$20,100	$4,250

At September 30, 2004, intangible assets not subject to amortization, consisting solely of goodwill, had a carrying value of $148.2 million.  At December 31, 2003, intangible assets not subject to amortization consisted of goodwill and a trade name with carrying values of $64.2 million and $0.5 million, respectively.  During our quarter ended September 30, 2004, we completed our annual impairment testing of goodwill.  Based on the results of this annual impairment testing, we concluded that the fair value of each reporting unit exceeds the carrying value of each reporting unit and that there is no indication of impairment of either goodwill or other identifiable intangible assets.

In conjunction with our January 30, 2004, acquisition of Poorman-Douglas, we reassessed our use of all trade names.  As a result of this reassessment, in February 2004 we commenced amortizing the BSI trade name on a straight-line basis over two years.

Aggregate amortization expense related to identifiable intangible assets was $2.0 million and $1.0 million for the three month periods ended September 30, 2004 and 2003, respectively and was $5.7 million and $2.6 million for the nine month periods ended September 30, 2004 and 2003, respectively.  Amortization expense related to intangible assets for the year ending December 31, 2004 and for each of the following five years ending December 31 is estimated to be as follows (in thousands):

2004	$7,767
2005	5,904
2006	4,987
2007	3,027
2008	2,855
2009	1,773

$26,313

The changes in the carrying amount of goodwill, with the prior period conformed to our current segment presentation, for the nine-month period ended September 30, 2004, and year ended December 31, 2003 are as follows (in thousands):

	Nine Months Ended September 30, 2004			Year Ended December 31, 2003
	Case Management	Document Management	Total	Case Management	Document Management	Total
Balance, beginning of period	$43,716	$20,472	$64,188	$17,449	$—	$17,449
Goodwill acquired during the period	63,020	21,007	84,027	26,267	20,472	46,739
Balance, end of period	$106,736	$41,479	$148,215	$43,716	$20,472	$64,188

NOTE 5:   BUSINESS ACQUISITION

On January 30, 2004, we acquired for cash 100% of the equity of P-D Holding Corp. and its wholly-owned subsidiary, Poorman-Douglas Corporation (collectively, “Poorman-Douglas”).  We believe this acquisition provides complementary diversification to our existing legal services business as Poorman-Douglas is a provider of technology-based products and services for class action, mass tort and bankruptcy case administration.  The total value of the transaction, including capitalized acquisition costs, was approximately $115.9 million.  Based on our preliminary valuation, the purchase price has been allocated as follows (in thousands):

Current assets	$21,718
Deferred tax assets	6,175
Property and software	8,391
Trade names	1,100
Customer backlog	6,200
Customer relationships	2,300
Non-compete agreements	5,900
Goodwill	84,027
Current liabilities	(12,835)
Deferred tax liabilities	(7,100)

Total purchase price	$115,876

All acquired identifiable intangible assets will be amortized on a straight-line basis as follows:  the trade names over two years, the customer backlog over three years, the customer relationships over twelve years, and the non-compete agreements over five years.  The excess purchase price of $84.0 million was allocated to goodwill and, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” is not amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired.  The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, is not expected to be deductible for tax purposes.

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

Customer backlog and the non-compete agreement are amortized using the straight-line method over, respectively, two years and ten years.  Initially, the trade name was not amortized as it had an indefinite life.  In conjunction with our acquisition of Poorman-Douglas we reassessed our use of all trade names.  Accordingly, in February 2004 we commenced amortizing the BSI trade name on a straight-line basis over two years.  The excess purchase price of $46.7 million was allocated to goodwill and, in accordance with SFAS No. 142, is not amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired.  The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, has been determined to be deductible for tax purposes.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying condensed consolidated financial statements from the date of acquisition.

Unaudited pro forma operations assuming both purchase acquisitions were made at the beginning of the periods presented are shown below (in thousands, except per share data):

	(In Thousands, Except Per Share Data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$35,694	$40,348	$103,297	$101,695
Net Income	$2,084	$5,619	$7,637	$10,340
Net Income Per Share:
Basic	$0.12	$0.32	$0.43	$0.59
Diluted	$0.11	$0.31	$0.42	$0.57

The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been completed on that date nor is it necessarily indicative of future operations.

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

Each segment’s performance is assessed based on segment revenues less costs directly attributable to each segment.  In management’s evaluation of performance, certain costs, such as shared services, administrative staff, and executive management, are not allocated by segment and, accordingly, the following operating segment results do not include such unallocated costs.  Assets reported within a segment are those assets used by the segment in its operations and consist of property and equipment, software, identifiable intangible assets and goodwill.  All other assets are classified as unallocated.  Infrastructure software, which was classified as held for sale during 2003 and was sold during 2004, is presented as a discontinued operation.  Consistent with guidance provided by the Financial Accounting Standards Board, we have not presented segment information related to our discontinued operation.

Following is a summary of segment information, with the prior period restated to conform to our current segment presentation (in thousands):

	Three Months Ended September 30, 2004
	Case Management	Document Management	Unallocated	Consolidated

Revenue:
Operating revenue	$16,980	$11,671	$—	$28,651
Reimbursed expenses	569	6,474	—	7,043
Total revenue	17,549	18,145	—	35,694

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	7,421	13,806	6,108	27,335
Amortization of identifiable intangible assets	1,381	651	—	2,032
Acquisition related	—	—	16	16
Total operating expenses	8,802	14,457	6,124	29,383

Operating income	$8,747	$3,688	$(6,124)	6,311
Interest expense, net				(1,621)
Debt extinguishment expense				(995)

Income from continuing operations before income taxes				3,695

Provision for income taxes				1,534

Net income from continuing operations				$2,161

Total assets	$133,550	$52,206	$60,618	$246,374
Provisions for depreciation and amortization	$2,537	$781	$518	$3,836

	Three Months Ended September 30, 2003
	Case Management	Document Management	Unallocated	Consolidated

Revenue:
Operating revenue	$12,807	$3,761	$—	$16,568
Reimbursed expenses	121	1,686	—	1,807
Total revenue	12,928	5,447	—	18,375

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	3,225	2,987	4,252	10,464
Amortization of identifiable intangible assets	565	411	—	976
Total operating expenses	3,790	3,398	4,252	11,440

Operating income	$9,138	$2,049	$(4,252)	6,935
Interest expense, net				(3)

Income from continuing operations before income taxes				6,932

Provision for income taxes				2,727

Net income from continuing operations				$4,205

Total assets as of December 31, 2003	$59,518	$26,806	$55,603	$141,927
Provisions for depreciation and amortization	$1,427	$411	$209	$2,047

	Nine Months Ended September 30, 2004
	Case Management	Document Management	Unallocated	Consolidated

Revenue:
Operating revenue	$51,278	$29,961	$—	$81,239
Reimbursed expenses	1,900	13,475	—	15,375
Total revenue	53,178	43,436	—	96,614

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	19,907	33,563	17,011	70,481
Amortization of identifiable intangible assets	3,871	1,873	—	5,744
Acquisition related	—	—	2,197	2,197
Total operating expenses	23,778	35,436	19,208	78,422

Operating income	$29,400	$8,000	$(19,208)	18,192
Interest expense, net				(5,084)
Debt extinguishment expense				(995)

Income from continuing operations before income taxes				12,113

Provision for income taxes				4,968

Net income from continuing operations				$7,145

Total assets	$133,550	$52,206	$60,618	$246,374
Provisions for depreciation and amortization	$7,032	$2,221	$1,254	$10,507

	Nine Months Ended September 30, 2003
	Case Management	Document Management	Unallocated	Consolidated

Revenue:
Operating revenue	$36,569	$9,034	$—	$45,603
Reimbursed expenses	233	3,698	—	3,931
Total revenue	36,802	12,732	—	49,534

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	9,634	6,745	11,139	27,518
Amortization of identifiable intangible assets	1,537	1,097	—	2,634
Acquisition related	—	—	1,485	1,485
Total operating expenses	11,171	7,842	12,624	31,637

Operating income	$25,631	$4,890	$(12,624)	17,897
Interest income, net				70

Income from continuing operations before income taxes				17,967

Provision for income taxes				7,210

Net income from continuing operations				$10,757

Total assets as of December 31, 2003	$59,518	$26,806	$55,603	$141,927
Provisions for depreciation and amortization	$4,264	$1,097	$555	$5,916

NOTE 7:   LONG-TERM OBLIGATIONS

To fund our acquisition of Poorman-Douglas, during January 2004 we terminated our $25.0 million line of credit and replaced it with a $100.0 million credit facility.  The credit facility consisted of a $45.0 million senior term loan, with amortizing quarterly principal payments of $4.5 million beginning April 30, 2004, a $25.0 million senior revolving loan, and a $30.0 million subordinated term loan.  The subordinated term loan was paid in full and terminated during our quarter ended June 30, 2004, and the remainder of the facility was paid in full and terminated during our quarter ended September 30, 2004.  Concurrent with the termination of this credit facility, unamortized loan fees of $1.0 million were charged as an expense related to financing on the accompanying Condensed Consolidated Statements of Income.

During July 2004, we entered into a new credit facility with KeyBank National Association as administrative agent.  This facility consists of a $25.0 million senior term loan, with amortizing quarterly principal payments of $1.6 million commencing September 30, 2004, and a $50.0 million senior revolving loan.  During the term of the loan we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $75.0 million.  At inception of the new credit facility, we borrowed $25.0 million under the senior term loan and $8.0 million of the revolving loan.  We used these proceeds plus available cash on hand to pay in full the borrowings outstanding under our prior credit facility and that credit facility was terminated.

Under our new credit facility, the senior term loan and the senior revolving loan mature June 30, 2008.  Interest on the credit facility is generally based on a spread over the LIBOR rate.  This new credit facility is secured by liens on our real property and a significant portion of our personal property and contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization), total debt, senior debt, fixed charges and working capital.  We were in compliance with all financial covenants as of September 30, 2004.

As of September 30, 2004, our borrowings under the new credit facility totaled $34.4 million, consisting of $23.4 million borrowed under the senior term loan and $11.0 million borrowed under the senior revolving loan.  As of September 30, 2004, the interest rate charged on outstanding borrowings ranged from 4.3% to 5.5%.

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

Net proceeds of $47.4 million were used to repay and terminate our subordinated term loan described above and to pay in full our then outstanding revolving loan balance.

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

Based on current accounting guidance, the shares that would be issued on conversion of the contingent convertible subordinated notes are not included in our calculation of diluted shares outstanding until the conditions of the contingency have been satisfied.  As explained in the section “Recent Accounting Pronouncements” of Note 1, the accounting for effect of contingent convertible debt on the calculation of diluted shares outstanding has been modified and this modified guidance has a proposed effective date of December 15, 2004.  Under this modified guidance, and assuming an effective date of December 15, 2004, then beginning with our year ended December 31, 2004 the shares issuable on conversion will be included in our diluted share calculation even if the contingency has not been satisfied.

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

The holders of the notes have the right to extend the maturity of the contingent convertible notes for a period not to exceed three years.  Under FAS 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the notes represents an embedded option.  The embedded option was initially valued at $1.2 million and the convertible debt balance was reduced by the same amount.  The convertible debt is accreted approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million.  On our accompanying Condensed Consolidated Statements of Income, this accretion is a component of interest expense.  The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments that will be made if the convertible debt maturity is extended an additional three years.  Under this methodology, the embedded option has a current value of approximately $1.4 million.  On our accompanying Condensed Consolidated Balance Sheet, our obligation related to the embedded option has been included as a component of the convertible note payable.  During the quarter ended September 30, 2004, the value of the embedded option increased by $0.2 million and this increase is included as a component of interest expense on our accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2004.  The changes in carrying value of the convertible debt and fair value of the embedded option do not affect our cash flow and, if the embedded option is exercised, the value assigned to the embedded option will be amortized as a reduction to our 4% convertible debt interest expense over the periods payments are made.  If the option is not exercised by some or all convertible debt holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

On June 30, 2004, we entered into a capital lease to finance the purchase of operating software.  At inception of the capital lease, we recorded this transaction as a debt obligation in the amount of $2.7 million and as purchased software, also in the amount of $2.7 million, included on the balance sheet as a component of property and equipment.  As this was a non-cash investing and financing activity, these initial amounts are not included on our Condensed Consolidated Statement of Cash Flows.  Subsequent payments on the capital lease are included in our Condensed Consolidated Statement of Cash Flows during the period in which they are made.

Our long-term obligations, including credit facility debt outstanding as of September 30, 2004, convertible debt, deferred acquisition costs, and capitalized leases, mature as follows for each twelve month period ending September 30 (in thousands):

2005	$7,611
2006	8,806
2007	57,107
2008	16,187
Total	$89,711

Following is a summary of significant components of interest expense net of interest income for the three and nine months ended September 30, 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest at stated rate on debt outstanding	$941	$8	$2,891	$32
Interest accreted on debt with no stated rate	39	44	126	117
Amortization of loan fees	342	—	1,835	—
Mark-to-market of embedded option and accretion of convertible debt discount	331	—	331	—
Less interest income earned on short-term investments	(32)	(49)	(99)	(219)
Net interest expense (income)	$1,621	$3	$5,084	$(70)

NOTE 8:        OPERATING LEASES

We have non-cancelable operating leases for office space at several locations expiring at various times through 2015.  Each of the leases requires us to pay all executory costs (property taxes, maintenance and insurance).  Additionally, we have non-cancelable operating leases for office equipment and automobiles expiring through December 2008.

Future minimum lease payments during each of the twelve months ending September 30 are as follows (in thousands):

2005	$2,799
2006	2,569
2007	2,353
2008	1,933
2009	1,596
Thereafter	8,477
Total minimum lease payments	$19,727

Expense related to operating leases was approximately $0.8 million and $0.3 million for the three months ended September 30, 2004 and 2003, respectively, and approximately $2.2 million and $0.9 million for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 9:   DISCONTINUED OPERATIONS

The primary offering for our infrastructure software business was DataExpress®, a software product line that automates the exchange of data files between a company’s customers and their business partners.  During November 2003, we determined that the infrastructure software segment was no longer aligned with our long-term strategic objectives.  Accordingly, we developed a plan to sell, within one year, the infrastructure software business.

On April 30, 2004, we sold our infrastructure software business to a private investor group with expertise in file transfer technology.  As consideration, we received $0.5 million in cash and a $1.1 million note receivable bearing 6.5% interest and with monthly payments due through July 31, 2005.  The buyer also acquired certain assets and assumed certain liabilities related to our infrastructure business.  During the nine months ended September 30, 2004, we recognized a gain related to this sale of approximately $1.0 million, net of tax.

The disposal of the infrastructure business represents a discontinued operation.  Accordingly, the assets and liabilities of this business segment have been classified in the accompanying Condensed Consolidated Balance Sheets as held for sale.  Revenues, cost of sales, and operating expenses related to this segment, as well as the gain on sale of this segment, have been classified as “Discontinued Operations” in the accompanying Condensed Consolidated Statements of Income for all periods presented.  The following tables summarize financial information for Discontinued Operations (in thousands):

Condensed balance sheets of discontinued operations:

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash	$—	$714
Accounts receivable, trade, less allowance for doubtful accounts of $16 as of December 31, 2003	—	258
Other	—	332
Total Current Assets	—	1,304

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	—	173
Deferred revenue	—	964
Total Current Liabilities	—	1,137

Net assets of discontinued operations	$—	$167

Net revenue and pre-tax income (loss) from discontinued operations:

	Three Months Ended September 30,
	2004	2003

Net revenue from discontinued operations	$—	$535

Pre-tax income (loss) from discontinued operations	$(127)	$(459)

Net revenue and pre-tax income (loss) from discontinued operations:

	Nine Months Ended September 30,
	2004	2003

Net revenue from discontinued operations	$661	$1,573

Pre-tax income (loss) from discontinued operations	$1,104	$(1,517)

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

•                  Comprehensive support for the balloting and voting activities that accompany Chapter 11 bankruptcy restructurings.

•                  TCMS®, an integrated solution, including a proprietary software product, computer hardware, and support services, installed in Chapter 7 bankruptcy trustee offices to facilitate the efficient management of asset liquidations, creditor distributions, and government reporting.

•                  CasePower®, proprietary software designed to enable Chapter 13 bankruptcy trustees to manage efficiently debtor payments, creditor distributions and government reporting.

•                  Database processing, maintenance and management products and services.

•                  Database conversions and software upgrades.

•                  Professional and support services, including case management, claims processing, claims reconciliation, and customized programming and technology services.

•                  Call center support.

Document Management Segment

Our document management segment generates revenue primarily through the following solutions.  Document management revenue is generally less recurring in nature due to the unpredictable nature of the frequency, timing and magnitude of the clients’ business requirements.

•                  Legal noticing services.

•                  Reimbursement for costs incurred related to postage on mailing services.

•                  Media campaign and advertising management.

•                Document custody services.

Critical Accounting Policies

We consider our accounting policies related to revenue recognition, business combinations, goodwill, identifiable intangible assets, and internal software development costs to be critical policies in understanding our historical and future performance.

Revenue recognition.  We have agreements with customers obligating us to deliver various products and services each month.  Case management fees paid are contingent upon the month-to-month delivery of the products and services defined by the contracts and are related primarily to the size and complexity of the ongoing engagement.  The formula-based fees earned each month become fixed and determinable on a monthly basis as a result of our completion of all contractually required performance obligations related to products delivered and services rendered by us during the month.  Document management revenues are recognized in the period the services are provided.  Significant sources of revenue include:

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

•                  Fees for services, including technology services, claims reconciliation, document printing, noticing, balloting, voting tabulation and other professional services.

Business combination accounting.  We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future.  Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed.  The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill.  This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.  Identifiable intangible assets, such as customer lists and covenants not to compete, are amortized on a straight-line basis over the intangible asset’s estimated useful life.  The estimated useful life of amortizable identifiable assets ranges from two to 14 years.  Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our operating results.

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

The estimate of fair value is highly subjective and requires significant judgment.  If we determine that the fair value of any reporting unit is less than the reporting unit’s carrying value, then we will recognize an impairment charge.  If goodwill on our balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition.  Our unimpaired, recognized goodwill totaled $148.2 million as of September 30, 2004.

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

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on the Company’s results of operations and financial condition.  Our identifiable intangible assets’ carrying value, net of amortization, was $26.1 million as of September 30, 2004.

Internal software development costs.  Certain internal software development costs incurred in the creation of computer software products are capitalized once technological feasibility has been established.  Prior to the completion of detailed program design, development costs are expensed and are reflected as operating expense on the statements of income.  Determination that technological feasibility has been established requires management judgment, and that judgment affects the allocation between capitalization and current period expense recognition.  Capitalized internal software development costs are amortized based on the greater of:

•                  the ratio of current revenue to current and estimated future revenue for each product, or

•                  the straight-line amortization over the remaining estimated economic life of the product.

Management periodically reevaluates its previous estimated future revenue for each product and the remaining estimated economic life of the product.  Our forecast of estimated future revenue may affect the amount of amortization expense recognized during any period.  Our capitalized internal software development costs, net of accumulated amortization, totaled $5.8 million as of September 30, 2004.

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

Our case management segment generates revenue primarily through integrated technology-based products and services for class action, mass tort and bankruptcy proceedings that support client engagements that generally last several years and has a revenue profile that typically includes a recurring component. Our document management segment generates revenue primarily through legal noticing services, reimbursement for costs incurred related to postage on mailing services, media campaign and advertising management and document custody services.  Document management revenue is generally less recurring in nature due to the unpredictable nature of the frequency, timing and magnitude of the clients’ business requirements.

The number of new bankruptcy filings each year may vary based on the level of consumer and business debt, the general economy, interest rate levels and other factors.  We believe the level of consumer and business debt is among the most important indicators of future bankruptcy filings.  The most recent available Federal Reserve Flow of Funds Accounts of the United States, dated September 16, 2004, reported increases in both consumer and business debt outstanding as compared with the same period of the prior year.

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

Results of Operations for the Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

Consolidated Results

Revenue

Total revenue of $96.6 million for the nine months ended September 30, 2004 represents an approximate 95% increase compared with $49.5 million of revenue for the same period in the prior year.  With our acquisition of Poorman-Douglas, revenue related to reimbursed expenses, such as postage pertaining to document management services, increased significantly.  We reflect the revenue from these reimbursed expenses as a separate line item on our Condensed Consolidated Statements of Income.  While reimbursed revenues and expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Revenue exclusive of reimbursed expenses, which we refer to as operating revenue, increased $35.6 million, or approximately 78%, to $81.2 million for the nine months ended September 30, 2004 compared with $45.6 million for the same period in the prior year.  All revenue is directly related to a segment and changes in revenue by segment are discussed below.

Costs and Expenses

Direct costs, administrative costs, and depreciation and software amortization increased $43.0 million, or approximately 156%, to $70.5 million for the nine months ended September 30, 2004 compared with $27.5 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’ expenses subsequent to the acquisition date and the inclusion of nine months of BSI’s expenses for the nine months ended September 30, 2004 compared to eight months of BSI expenses for the nine months ended September 30, 2003. As a result of the Poorman-Douglas acquisition, we realized a higher mix of document management revenue relative to case management revenue than during the same period in the prior year, which resulted in an increase in reimbursed expenses.  In addition, corporate administrative costs not attributable to segment operations increased primarily due to increased travel expense related to additional locations, increased insurance coverage due to business expansion, and increased expenses related to compliance with regulations and standards imposed pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

Amortization of identifiable intangible assets increased $3.1 million to $5.7 million for the nine months ended September 30, 2004 compared with $2.6 million for the same period in the prior year.  All identifiable intangible assets are directly related to a segment and changes in amortization of identifiable intangible assets by segment are discussed below.

Acquisition related expenses of $2.2 million for the nine months ended September 30, 2004 and $1.5 million for the nine months ended September 30, 2003 result from non-capitalizable expenses consisting of executive bonuses, legal, accounting and valuation services, and travel incurred in connection with potential and completed transactions.

Expenses Related to Financing

Expenses related to financing totaled $6.1 million during the nine months ended September 30, 2004 compared with $0.1 million of interest income during the same period in the prior year.  This change in expenses related to financing consisted of various components.  During the nine months ended September 30, 2004, we recognized a $1.0 million charge for the write-off of loan fees related to our terminated credit facility.  Variable interest expense related to our credit facilities, fixed interest expense related to our convertible debt, and interest accreted on debt with no stated interest rate totaled $3.0 million during the nine months ended September 30, 2004.  Amortization of loan fees related to our credit facilities and related to our convertible debt offering totaled $1.8 million during the nine months ended September 30, 2004.  Our convertible debt facility includes a provision allowing the convertible debt holders to extend the debt maturity from three years to six years.  Under FAS 133, Accounting for Derivative Instruments and Hedging Activities, this provision is accounted for as an embedded option.  At inception, the embedded option was valued at $1.2 million and the convertible debt balance was reduced by the same amount.  The convertible debt accretes approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million.  The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments which would be made if the convertible debt maturity is extended an additional three years.  While the changes in fair value of the embedded option and carrying value of the convertible debt do not affect our current cash flow, the aggregate of these changes in value, totaling $0.3 million of expense for the nine months ended September 30, 2004, is accounted for as a current income or expense item and is included on our accompanying Condensed Consolidated Statements of Income as a component of interest expense. If the embedded option is eventually exercised, the value assigned to the embedded option will be amortized to income as a reduction to our 4% convertible debt interest expense over the periods payments are made.  If the option is not exercised by some or all convertible debt holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

Business Segments

Revenue

Case management operating revenue increased $14.7 million, or approximately 40%, to $51.3 million for the nine months ended September 30, 2004 compared with $36.6 million for the nine months ended September 30, 2003.  This increase primarily results from the inclusion of operating revenue related to the Poorman-Douglas acquisition subsequent to the acquisition date.  Exclusive of Poorman-Douglas operating revenue, bankruptcy case management professional service revenue declined slightly and was partly offset by an increase in bankruptcy deposit based revenue.

Document management operating revenue increased $21.0 million, or approximately 232%, to $30.0 million for the nine months ended September 30, 2004 compared with $9.0 million for the nine months ended September 30, 2003.  Document management revenue for reimbursed expenses of $13.5 million for the nine months ended September 30, 2004 increased approximately 264% compared with the same period in the prior year. The increases in both operating revenue and reimbursed revenue for the document management segment were primarily the result of the acquisition of Poorman-Douglas.  Exclusive of Poorman-Douglas revenues, our document management operating revenue declined $1.5 million, or approximately 17%, due primarily to a decrease in bankruptcy noticing services.  Document management revenues will fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

Operating Expense

Case management direct and administrative expenses, including depreciation and software amortization, of $19.9 million increased $10.3 million, or approximately 107%, for the nine months ended September 30, 2004 compared with $9.6 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’ expenses subsequent to the acquisition date.  Exclusive of Poorman-Douglas expenses, case management’s direct and administrative expenses, including depreciation and software amortization, increased $0.6 million due primarily to increases in operating software amortization and wage related expense.  Our case management cost structure is relatively stable and does not vary directly with changes in operating revenues.

Document management direct and administrative expenses, including depreciation and software amortization, increased $26.8 million to $33.6 million for the nine months ended September 30, 2004 compared with $6.8 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’ expenses, including reimbursed expenses, subsequent to the acquisition date.  Document management direct expenses include significant reimbursed expenses and other operating expenses which are more variable than case management direct expenses.  Exclusive of Poorman-Douglas’ expenses, our document management expenses declined $1.2 million due primarily to a decline in postage expense related to the decrease in bankruptcy noticing services.  Document management direct expenses include reimbursed expenses and other operating expenses which are more variable in nature than case management direct expenses and will fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

Both the case management and document management segments have identifiable intangible assets.  Amortization of case management’s identifiable intangible assets increased $2.4 million to $3.9 million for the nine months ended September 30, 2004 compared with $1.5 million for the same period in the prior year.  Amortization of document management’s identifiable intangible assets increased $0.8 million to $1.9 million for the nine months ended September 30, 2004 compared with $1.1 million for the same period in the prior year.  For both segments, this increase primarily relates to the amortization expense related to the acquired intangible assets resulting from the Poorman-Douglas transaction and the February 2004 commencement of amortization related to the BSI trade name.  We also incurred nine months of amortization expense related to the acquired intangible assets resulting from the BSI acquisition compared with only eight months of such amortization expense during the same period of the prior year.  Note 5 to the accompanying Condensed Consolidated Financial Statements provides a summary of the total identified intangible assets, the scheduled amortization expense and the scheduled amortization periods for intangible assets acquired through the Poorman-Douglas and BSI acquisitions.

Results of Operations for the Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

Consolidated Results

Revenue

Total revenue of $35.7 million for the three months ended September 30, 2004 represents an approximate 94% increase compared with $18.4 million of revenue for the same period in the prior year.  With our acquisition of Poorman-Douglas, revenue related to reimbursed expenses, such as postage pertaining to document management services, increased significantly.  We reflect the revenue from these reimbursed expenses as a separate line item on our Condensed Consolidated Statements of Income.  While reimbursed revenues and expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Revenue exclusive of reimbursed expenses, which we refer to as operating revenue, increased $12.1 million, or approximately 73%, to $28.7 million for the three months ended September 30, 2004 compared to $16.6 million for the same period in the prior year.  All revenue is directly related to a segment and changes in revenue by segment are discussed below.

Costs and Expenses

Direct and administrative expenses, including depreciation and software amortization, increased $16.8 million, or approximately 161%, to $27.3 million for the three months ended September 30, 2004 compared with $10.5 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’ direct and administrative expenses subsequent to the acquisition date.  As a result of the Poorman-Douglas acquisition, we realized a higher mix of document management revenue relative to case management revenue than during the same period in the prior year, which resulted in an increase in reimbursed expenses.  In addition, corporate administrative costs not attributable to segment operations increased primarily due to increased insurance coverage due to business expansion and increased expenses related to compliance with regulations and standards imposed pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

Amortization of identifiable intangible assets increased $1.0 million to $2.0 million for the three months ended September 30, 2004 compared with $1.0 million during the same period in the prior year.  All identifiable intangible assets are directly related to a segment and changes in amortization of identifiable intangible assets by segment are discussed below.

Expenses Related to Financing

Expenses related to financing totaled $2.6 million during the three months ended September 30, 2004 compared with $0.0 million during the same period in the prior year.  This increase in expenses related to financing consisted of various components.  During the three months ended September 30, 2004, we recognized a $1.0 million charge for the write-off of loan fees related to our terminated credit facility.  Variable interest expense related to our credit facilities, fixed interest expense related to our convertible debt, and interest accreted on debt with no stated interest rate totaled $1.0 million during the three months ended September 30, 2004.  Amortization of loan fees related to our credit facilities and related to our convertible debt offering totaled $0.3 million during the three months ended September 30, 2004.  Our convertible debt facility includes a provision allowing the convertible debt holders to extend the debt maturity from three years to six years.  Under FAS 133, Accounting for Derivative Instruments and Hedging Activities, this provision is accounted for as an embedded option.  At inception, the embedded option was valued at $1.2 million and the convertible debt balance was reduced by the same amount.  The convertible debt accretes approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million.  The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments which would be made if the convertible debt maturity is extended an additional three years.  While the changes in fair value of the embedded option and carrying value of the convertible debt do not affect our current cash flow, the aggregate of these changes in value, totaling $0.3 million of expense for the three months ended September 30, 2004, is accounted for as a current income or expense item and is included on our accompanying Condensed Consolidated Statements of Income as a component of interest expense. If the embedded option is eventually exercised, the value assigned to the embedded option will be amortized to income as a reduction to our 4% convertible debt interest expense over the periods payments are made.  If the option is not exercised by some or all convertible debt holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

Business Segments

Revenue

Case management operating revenue increased $4.2 million, or approximately 33%, to $17.0 million for the three months ended September 30, 2004 compared with $12.8 million for the three months ended September 30, 2003.  This increase primarily results from the inclusion of operating revenue related to the Poorman-Douglas acquisition subsequent to the acquisition date.  Exclusive of Poorman-Douglas operating revenue, bankruptcy case management professional service revenue declined; this decline in professional services was partly offset by an increase in bankruptcy deposit based revenue.

Document management operating revenue increased $7.9 million, or approximately 210%, to $11.7 million for the three months ended September 30, 2004 compared to $3.8 million for the three months ended September 30, 2003.  Document management revenue for reimbursed expenses of $6.5 million increased 284% from the prior year quarter. The increases in both operating revenue and reimbursed revenue for the document management segment were primarily the result of the acquisition of Poorman-Douglas.  Exclusive of Poorman-Douglas’ operating revenues, our document management operating revenue declined $1.2 million primarily due to a decrease in bankruptcy noticing services.  Document management revenues will fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

Operating Expense

Case management direct and administrative expenses, including depreciation and software amortization, of $7.4 million increased $4.2 million, or approximately 130%, for the three months ended September 30, 2004 compared with $3.2 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’ expenses subsequent to the acquisition date.  Exclusive of Poorman-Douglas’ expenses, case management direct and administrative expenses, including depreciation and software amortization, increased approximately $0.5 million due primarily to increases in operating software amortization and wage related expense. Our case management cost structure is relatively stable and does not vary directly with changes in operating revenues.

Document management direct and administrative expenses, including depreciation and software amortization, of $13.8 million increased $10.8 million, or approximately 362%, for the three months ended September 30, 2004 compared with $3.0 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’ expenses, including reimbursed expenses, subsequent to the acquisition date. Exclusive of Poorman-Douglas’ expenses, these document management expenses declined $1.1 million primarily due to a decline in postage expense related to the decrease in bankruptcy noticing services.  Document management direct expenses include reimbursed expenses and other operating expenses which are more variable in nature than case management direct expenses and will fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

Both the case management and document management segments have identifiable intangible assets.  Amortization of case management’s identifiable intangible assets increased $0.8 million to $1.4 million for the three months ended September 30, 2004 compared with $0.6 million for the same period in the prior year.  Amortization of document management’s identifiable intangible assets increased $0.2 million to $0.6 million for the three months ended September 30, 2004 compared with $0.4 million for the same period in the prior year.  For both segments, this increase primarily relates to the amortization expense related to the acquired intangible assets resulting from the Poorman-Douglas transaction and the February 2004 commencement of amortization related to the BSI trade name.  Note 5 to the accompanying Condensed Consolidated Financial Statements provides a summary of the total identified intangible assets, the scheduled amortization expense and the scheduled amortization periods for intangible assets acquired through the Poorman-Douglas and BSI acquisitions.

Liquidity and Capital Resources

Operating Activities

During the nine months ended September 30, 2004, our operating activities provided net cash of $20.4 million.  The primary sources of cash from operating activities were net income of $7.8 million and adjustments for non-cash charges and credits, primarily depreciation and amortization, of $15.2 million.

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

Changes in operating assets and liabilities used net cash of $2.6 million.  The most significant use of cash related to changes in operating assets and liabilities was our payment of approximately $8.0 million of liabilities assumed in our acquisition of Poorman-Douglas that were the direct result of acquisition-related transactions, primarily withholding taxes resulting from the vesting of restricted Poorman-Douglas stock concurrent with the acquisition, and that were due and payable shortly after the transaction closed.  The most significant source of cash from changes in operating assets and liabilities was a reduction in accounts receivable.

Investing Activities

Our most significant use of cash for investing activities was the acquisition of Poorman-Douglas.  Net of $2.8 million cash acquired in the acquisition, we used cash of approximately $113.1 million related to this transaction.  During the nine months ended September 30, 2004, we used cash of approximately $4.7 million to purchase property and equipment.  Enhancements to our existing software and development of new software is essential to our continued growth and, during the nine months ended September 30, 2004, we used cash of approximately $1.2 million to fund internal costs related to development of software for which technological feasibility has been established.  During April 2004, we completed the sale of our Infrastructure Software business for cash and a note receivable payable in installments over 15 months.  During the nine months ended September 30, 2004, we realized cash proceeds of $0.9 million related to this transaction.

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

During June 2004, we issued $50.0 million of contingent convertible subordinated notes.  Net proceeds of approximately $47.4 million were used to repay and terminate our subordinated term loan and to pay in full our revolving loan.

During July 2004, we entered into a new credit facility with KeyBank National Association as administrative agent.  This facility consists of a $25.0 million senior term loan, with amortizing quarterly principal payments of $1.6 million beginning September 30, 2004, and a $50.0 million senior revolving loan.  During the term of the loan, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $75.0 million.  The senior term loan and the senior revolving loan mature June 30, 2008.

At inception of the new credit facility, we borrowed the $25.0 million term loan and $8.0 million of the revolving loan.  We used these proceeds plus available cash on hand to pay in full the borrowings outstanding under our prior credit facility and that credit facility was terminated.

As of September 30, 2004, our borrowings included $50.3 million from the subordinated contingent convertible debt (including the fair value of the embedded option), $23.4 million under the new credit facility’s senior term loan, $11.0 million under the new credit facility’s senior revolving loan, and approximately $5.0 million of obligations related to capitalized leases and deferred acquisition price.

We believe that the funds generated from operations plus amounts available under our new credit facility’s senior revolving loan will be sufficient over the next year to finance currently anticipated working capital requirements, software expenditures, property and equipment expenditures, payments for contractual obligations, interest payments due on our credit facility borrowings, and the required quarterly principal payments of $1.6 million on our senior term loan.

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

Contractual Obligations

The following table sets forth a summary of our contractual obligations as of September 30, 2004.

	Payments Due By Period
Contractual Obligation	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Long-term debt and future accretion (1)	$87,882	$6,806	$64,796	$16,280	$—
Employment agreements	5,826	1,587	3,226	867	146
Capital lease obligations	1,773	858	915	—	—
Operating leases	19,727	2,799	4,922	3,529	8,477
Total	$115,208	$12,050	$73,859	$20,676	$8,623

(1)         A portion of the BSI purchase price was paid in the form of a non-interest bearing note, which was discounted using an imputed rate of 5% per annum.  The discount is accreted over the life of the note and each period’s accretion is added to the note’s principal.  The amount included in the contractual obligation table includes the note’s principal, as reflected on our September 30, 2004 balance sheet, plus all future accretion.  Convertible debt is included at stated value of the principal redemption and excludes adjustments related to the embedded option, which will not be paid in cash.

Recent Accounting Pronouncements

The EITF (Emerging Issues Task Force) reached a consensus regarding Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128.  The consensus clarified what is meant by “participating security,” provided guidance on applying the two-class method for computing EPS, and required affected companies to retroactively restate EPS amounts presented.  The consensus is effective for reporting periods beginning after March 31, 2004.  Adoption of EITF Issue No. 03-06 did not have a material effect on our Condensed Consolidated Financial Statements.

The EITF reached a consensus regarding Issue No. 04-08, The Effect of Contingently Convertible Debt on EPS, that the dilutive effect of contingently convertible debt instruments should be included in the diluted earnings per share calculations in all periods, regardless of whether the contingency is met, unless the effect of such inclusion would be anti-dilutive.  The effective date of this consensus will coincide with the effective date of the proposed Statement that revises Statement 128, Earnings Per Share, and will be applied to reporting periods ending after the Statement 128 effective date, which is expected to be December 15, 2004.  We have outstanding contingent convertible subordinated notes that, when certain stock price conditions are satisfied, are convertible into approximately 2,857,000 shares of common stock.  The effect on our dilutive earnings per share calculation will depend on a variety of factors such as our net earnings, our tax rate, our shares outstanding, and our diluted shares related to stock options outstanding.  Therefore, we cannot predict with precision the future effect that this conclusion will have on our diluted earnings per share calculation; however, it will likely be dilutive and will likely have the effect of reducing dilutive earnings per share by approximately 5% or less.

Forward-Looking Statements

In this report, in other filings with the SEC and in press releases and other public statements by our officers throughout the year, EPIQ Systems, Inc. makes or will make statements that plan for or anticipate the future.  These forward-looking statements include statements about our future business plans and strategies, and other statements that are not historical in nature.  These forward-looking statements are based on our current expectations.  Many of these statements are found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

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

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments.  During the nine months ended September 30, 2004, our exposure to interest rate risk increased.  We have a fixed, 4% interest rate on our $50.0 million subordinated contingent convertible notes.  Interest on borrowings under our credit facility is computed at a variable rate based on the LIBOR rate and the prime rate.  A 1% increase in the LIBOR rate and the prime rate would have increased our annual interest expense on variable rate borrowings outstanding as of September 30, 2004 by approximately $0.3 million.  We do not currently use any derivative financial instruments to modify our interest rate risks.

ITEM 4.          Controls and Procedures.

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon that evaluation as of the end of the period covered by this report, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During the first quarter of 2004, the Company acquired the Poorman-Douglas Corporation.  As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into this recently acquired business.

EPIQ SYSTEMS, INC.

SEPTEMBER 30, 2004 FORM 10-Q

PART II - OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

	31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K.

1.	A report on Form 8-K was filed on July 1, 2004, regarding the election of an independent member of the Company’s board of directors.

2.	A report on Form 8-K was filed on July 28, 2004, furnishing the Company’s earnings release for the second quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIQ Systems, Inc.

Date:	October 29, 2004	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	October 29, 2004	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2004	/s/ Douglas W. Fleming
Douglas W. Fleming
Director of Finance
(Principal Accounting Officer)