Form 10-K
period 2004-12-31
EPIQ SYSTEMS INC
filed 2005-03-01
CIK 1027207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting common stock held by non-affiliates of the registrant (based upon the last reported sale price on the Nasdaq National Market), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004) was approximately $259,000,000.

There were 17,887,593 shares of common stock of the registrant outstanding as of February 4, 2005.

Documents incorporated by reference:  The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2005 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant’s fiscal year.

EPIQ SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

In this report, in other filings with the SEC and in press releases and other public statements by our officers throughout the year, EPIQ Systems, Inc. makes or will make statements that plan for or anticipate the future. These forward-looking statements include statements about our future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on our current expectations. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report.

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

PART I

ITEM 1.                BUSINESS

General

EPIQ Systems provides technology-based products and services for fiduciary management and claims administration applications. Our solutions enable clients to optimize the administration of large and complex bankruptcy, class action, mass tort, and other similar legal proceedings. Our clients include corporations, attorneys, bankruptcy trustees and administrative professionals who require sophisticated case administration and document management capabilities, extensive subject matter expertise and a high service capacity. We provide clients with an integrated offering of both proprietary technology and value-added services that comprehensively address their extensive business requirements.

Acquisitions have been a part of our business expansion. During 2003, we acquired Bankruptcy Services LLC to enter the market for Chapter 11 administrative services. During 2004, we acquired the Poorman-Douglas Corporation to enter the market for class action and mass tort administrative services.

In November 2003, we determined that our infrastructure software business, which operated in the automated data exchange software market, was no longer aligned with our long-term strategic objectives. On April 30, 2004, we completed the sale of this business.

During 2004, we changed the structure of our operating segments to reflect changes in our business operations. Performance is now assessed for our case management and document management operating segments. Case management solutions provide clients with integrated technology-based products and services for the automation of various administrative tasks. Document management solutions include proprietary technology and production services to ensure timely, accurate and complete administration of the many documents associated with multi-faceted legal cases and communications applications.

We were incorporated in the State of Missouri on July 13, 1988, and on July 15, 1988 acquired all of the assets of an unrelated predecessor corporation, including the name, Electronic Processing, Inc. Our shareholders approved an amendment to our Articles of Incorporation on June 7, 2000 to change our name from Electronic Processing, Inc. to EPIQ Systems, Inc.

Our principal executive office is located at 501 Kansas Avenue, Kansas City, Kansas 66105. The telephone number at that address is (913) 621-9500, and our website address is www.epiqsystems.com. We make available free of charge through our Internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC as soon as reasonably practicable after we electronically file those reports with or furnish them to the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20459. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Industry Environment

Both our case management segment and our document management segment provide products and services primarily to the bankruptcy and the class action/mass tort industries.

Bankruptcy is an integral part of the United States’ economy, and bankruptcy filings have remained near record levels for the past several years. As reported by the Administrative Office of the U.S. Courts for the government fiscal years ended September 30, 2002, 2003, and 2004, there were approximately 1.55 million, 1.66 million, and 1.62 million new bankruptcy filings, respectively.

There are five chapters of the U.S. Bankruptcy Code that serve different purposes and require various types of services and information. Our products and services are designed for cases filed under the following three chapters:

•       Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in 2004, accounted for approximately 71% of all bankruptcy filings. In a Chapter 7 case, the debtor’s assets are liquidated and the resulting cash proceeds are used to pay creditors. Chapter 7 cases typically last several years.

•       Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in 2004, accounted for approximately 1% of all bankruptcy filings. Chapter 11 generally allows a company to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 cases may last several years.

•       Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in 2004, accounted for approximately 28% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last between three and five years.

The participants in a bankruptcy proceeding include the debtor, the debtor’s counsel, the creditors, and the bankruptcy judge. Chapter 7 and Chapter 13 cases also have a professional bankruptcy trustee. The trustee acts as an intermediary between the debtor and creditors and is responsible for administering the bankruptcy case. For Chapter 7 and 13 bankruptcy products and services, our customers are professional bankruptcy trustees. For Chapter 11 bankruptcy products and services, our customers are the debtor companies that file a plan of reorganization, often referred to as a debtor-in-possession.

Class action and mass tort litigation have become a discrete component within the United States’ economy. Class action and mass tort refer to litigation in which class representatives bring a lawsuit against a defendant company or other persons on behalf of a large group of similarly affected persons (the class). Mass action or mass tort refers to class action cases that are particularly large or prominent.

The class action and mass tort marketplace is significant, with estimated annual tort claim costs in excess of $250 billion according to an update study issued in 2004 by Towers Perrin. Administrative costs, which include costs, other than defense costs, incurred by either the insurance company or self-insured entity in the administration of claims, comprise approximately 20% of this total. Key participants in this marketplace include law firms that specialize in representing class action and mass tort plaintiffs and other law firms that specialize in representing defendants. Class action and mass tort litigation is often complicated and the cases, including administration of the settlement, if any, may last several years.

Products and Services

Case Management Segment

Case management support for client engagements generally lasts several years and has a revenue profile that typically includes a recurring component. Our case management segment generates revenue primarily through the following integrated technology-based products and services.

•       An integrated solution of a proprietary technology platform and related professional services that facilitates case administration of class action, mass tort and Chapter 11 client engagements.

•       Comprehensive support for the balloting and voting activities that accompany Chapter 11 bankruptcy restructurings.

•       TCMS®, an integrated solution comprised of a proprietary software product, computer hardware, and support services, installed in Chapter 7 bankruptcy trustee offices to facilitate the efficient management of asset liquidations, creditor distributions, and government reporting.

•       CasePower®, proprietary software designed to enable Chapter 13 bankruptcy trustees to manage efficiently debtor payments, creditor distributions and government reporting.

•       Database conversions, maintenance and processing.

•       Professional and support services, including case management, claims processing, claims reconciliation, and customized programming and technology services.

•       Call center support.

Document Management Segment

Document management revenue is generally non-recurring due to the unpredictable nature of the frequency, timing and magnitude of the clients’ business requirements. Our document management segment generates revenue primarily through the following services.

•       Legal noticing services to parties of interest in bankruptcy and class action and mass tort matters.

•       Reimbursement for costs incurred related to postage on mailing services.

•       Media campaign and advertising management.

•       Document custody services.

Customers

The end-user customers of our TCMS® (Chapter 7) and CasePower® (Chapter 13) products and services are professional bankruptcy trustees. Bankruptcy trustees are appointed by the Executive Office for United States Trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The bankruptcy trustee’s primary responsibilities include liquidating the debtor’s assets (Chapter 7) or collecting funds from the debtor (Chapter 13), distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court. Trustees typically manage an entire caseload of bankruptcy cases simultaneously.

The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we provide our Chapter 7 products and services to trustee customers at no direct charge, and our trustee customers agree to maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution. We have marketing arrangements with various banks under which we provide trustee case management software and related services and the bank provides the trustee with deposit-related banking services. Under these Chapter 7 deposit relationships, we receive revenues based on factors such as the aggregate amount of trustee deposits maintained at the bank, the number of customers using our product, software upgrades, and ancillary professional services.

Prior to April 1, 2004, we had an exclusive marketing arrangement with Bank of America for Chapter 7 trustee products and services. Effective April 1, 2004, this relationship became a non-exclusive marketing arrangement that extends through September 30, 2006. Since April 1, 2004, we have established new deposit relationships with additional financial institutions. At December 31, 2004, substantially all Chapter 7 deposits were maintained at Bank of America.

Our customers for Chapter 11 solutions are debtors filing a plan of reorganization. Law firms representing these companies are a key conduit through which both we and our competitors gain access to the debtor companies prior to their filing for bankruptcy. Debtors’ counsel often use our services and products directly on behalf of their client, and we have developed relationships with the bankruptcy departments at various law firms.

Our customers for class action and mass tort solutions are primarily large corporations. We sell our services directly to those customers; however, our relationships with other interested parties, including plaintiff and defense law firms, often provides access to these customers.

Sales and Marketing

Our sales department markets our case management and document management products and services directly to bankruptcy trustees, Chapter 11 debtors, bankruptcy and class action and mass tort legal counsel, class action and mass tort defendants, and government entities through on-site sales calls. We focus on attracting and retaining customers by providing integrated technology solutions with leading edge features and by providing exceptional customer service. Our account executives, case managers and relationship managers are responsible for providing ongoing support services for existing customers. Various relationship managers, case managers and sales representatives attend bankruptcy and class action and mass tort trade shows. We also conduct direct mail campaigns and we advertise in trade journals.

Competition

There are a variety of companies competing for the finite number of available bankruptcy trustee engagements as well as the corporate reorganizations, class action and mass tort lawsuits filed each year. Selected competitors include BMC Group, Inc., Bankruptcy Management Solutions, Inc., The Garden City Group Inc., Rust Consulting Inc., The Trumbull Group and others. Additionally, certain law firms, accounting firms, management consultant firms, turnaround specialists and crisis management firms offer certain products and services that compete with ours.

Government Regulation

Our products and services are not directly regulated by the government. Our bankruptcy trustee customers and Chapter 11 debtors are, however, subject to significant regulation. Our bankruptcy trustee customers and Chapter 11 debtor customers are subject to the United States Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and local rules and procedures established by bankruptcy courts. The Executive Office for United States Trustees, a division of the United States Department of Justice, oversees the bankruptcy industry and establishes administrative rules governing our clients’ activities. The success of our bankruptcy product lines has been, and will continue to be, dependent in part on our ability to develop and maintain products and provide services that allow trustees to perform their duties within applicable regulatory and judicial rules and procedures and that allow Chapter 11 debtors to make required filings and to provide required notices to creditors on a timely and accurate basis. Our class action and mass tort cases are subject to various federal and state laws as well as rules and procedures established by the courts. In February 2005, new federal class action and tort reform legislation was passed and signed by President Bush. The primary impact of the new federal legislation is to require that certain types of class action lawsuits be brought in federal court rather than state courts. We believe the new federal legislation will likely result in fewer class action lawsuits in state courts. The slower processing of class action lawsuits in federal courts could delay the ultimate settlement of those cases, which could adversely affect the timing of services we provide in those cases. Similar to this recent federal experience, there have been various efforts at the state level to modify and reform the laws and procedures related to class action and mass tort. We cannot predict the effect, if any, that state legislative action would have on the number or size of class action and mass tort lawsuits filed, or on the claims administration process.

Employees

As of December 31, 2004, we employed approximately 400 full-time employees, none of whom is covered by a collective bargaining agreement. We believe the relationship with our employees is good.

Risk Factors

This report, other reports to be filed by us with the SEC, press releases made by us and other public statements by our officers, oral and written, contain or will contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including those relating to the possible or assumed future results of operations and financial condition. Because those statements are subject to a number of uncertainties and risks, actual results may differ materially from those expressed or implied by the forward-looking statements. Listed below are certain risks associated with an investment in our securities that could cause actual results to differ from those expressed or implied.

A significant reduction in the amount of Chapter 7 liquidated asset proceeds on deposit by our Chapter 7 bankruptcy trustee customers or in the number of pending bankruptcy cases would cause our revenues and earnings to drop significantly.

Our bankruptcy deposit based fees are highly dependent on the amount of liquidated asset proceeds deposited by Chapter 7 bankruptcy trustees and the number of bankruptcy filings in the United States. Consumer and business debt combined with economic fluctuations in the United States affect the number of bankruptcy filings and the dollar volume flowing through the federal bankruptcy system. A significant reduction in Chapter 7 liquidated asset proceeds on deposit by our bankruptcy trustee customers with our Chapter 7 depository banks would likely have a material adverse effect on our results of operations.

Substantially all of our Chapter 7 revenues are collected through a single financial institution, and our change from an exclusive to a non-exclusive arrangement and establishing new arrangements with additional financial institutions could cause uncertainty and adversely affect our future revenue and earnings.

The application of Chapter 7 bankruptcy regulations discourages Chapter 7 trustees from incurring direct administrative costs for computer system expenses. As a result, we provide our products and services to Chapter 7 trustee customers at no direct charge, and our Chapter 7 trustee customers agree to deposit the cash proceeds from liquidations of debtors’ assets with a designated financial institution with which we have a Chapter 7 marketing arrangement. We have arrangements with several financial institutions under which our Chapter 7 trustees place their liquidated assets on deposit. Under these arrangements:

•       we license our proprietary software to the trustee and furnish hardware, conversion services, training and customer support, all at no cost to the trustee;

•       the financial institution provides certain banking services to the joint trustee customers; and

•       we collect from the financial institution monthly revenues based primarily upon a percentage of the total liquidated assets on deposit.

Previously we promoted our Chapter 7 product exclusively through a marketing arrangement established with Bank of America in November 1993. Substantially all of our Chapter 7 revenues are collected through this relationship. On April 1, 2004, this exclusive marketing arrangement became a non-exclusive arrangement with pricing established through September 30, 2006. The business terms after September 30, 2006, if the agreement is extended, could be less favorable to us than our current terms which could adversely affect our case management revenue and earnings after that date.

In 2004 we formed marketing arrangements with additional financial institutions. The addition of new banking relationships could create uncertainty with current and prospective trustee customers or operational difficulties for trustees, which could adversely affect our relationships with those joint customers and our case management revenues and earnings. Additionally, we may seek to establish additional Chapter 7 depository bank relationships in the future. The business terms with new Chapter 7 depository banks and renegotiations of the business terms of our existing Chapter 7 depository bank relationships could result in less favorable terms than our historic arrangements. A change in pricing affecting a material portion of our Chapter 7 deposits could adversely affect our case management revenues and our results of operations.

If a financial institution with which we have a marketing arrangement for Chapter 7 products and services is perceived negatively by current or prospective trustee clients, our case management revenue and earnings could be adversely affected.

The Chapter 7 depository banks with which we have joint marketing arrangements provide banking products and services directly to our trustee clients. If the financial institution provides ineffective or below market banking products or services to the joint customers, or if the financial institution has errors or omissions in its processing, we could experience collateral damage to our reputation. We cannot control the quality of products and services provided by the Chapter 7 depository banks to the joint customers. Additionally, if a depository bank arrangement is discontinued, it could disrupt the effective delivery of banking services to trustees. If the migration to a successor depository bank is not completed smoothly or we were unable to move the trustee customer’s deposits to a different banking arrangement prior to the expiration, we could lose trustee customers which would adversely affect our case management revenues and our results of operations.

We have historically lacked product and business diversification. If we are unable to expand our primary business, our future revenues and earnings may not grow and could decline.

Prior to 1992, our sole line of business activity was the provision of automation services to Chapter 13 trustees. In 1992, we entered the Chapter 7 market. In 2003, we entered the Chapter 11 market through an acquisition, and in 2004 we entered the class action and mass tort market through an acquisition. While acquisitions have increased our business diversification, we are limited to fiduciary management and claims administration operations. If we are unable to maintain and grow the operating revenues from our case management and document management operations, our future revenues and earnings may not grow and could decline. Our lack of product and business diversification could inhibit the opportunities for growth of our business, revenues and earnings.

Bankruptcy reform legislation could alter the market for our products and services, which could cause a reduction in our revenues and earnings.

Bankruptcy reform legislation has been introduced in Congress in each of the last few years but has not been passed. We believe proposed legislation will be reintroduced annually and will ultimately be enacted. The recently proposed bankruptcy legislation could restrict debtors’ choices of how to file bankruptcy, making the bankruptcy process more cumbersome for some debtors. For example, new legislation could force certain debtors to file bankruptcy under Chapter 13 instead of Chapter 7, thereby causing the debtor to file a plan of reorganization to repay creditors over time rather than liquidating the debtor’s assets. Although we do not think the recent proposals would materially affect the aggregate Chapter 7 deposits held by our trustee customers in the foreseeable future, this legislation, if passed, could affect the number of bankruptcy filings. Future bankruptcy reform proposals could differ materially from past proposed legislation and could be more adverse to our bankruptcy management business than recent legislative proposals.

Tort reform legislation could reduce the number and scope of class action and mass action cases, thus reducing our business prospects in the class action market.

In February 2005, new federal class action and tort reform legislation was passed and signed by President Bush. The primary impact of the new federal legislation is to require that certain types of class action lawsuits be brought in federal court rather than state courts. We believe the new federal legislation will likely result in fewer class action lawsuits in state courts, which are generally perceived as faster and more plaintiff-friendly than federal courts. The slower processing of class action lawsuits in federal courts could delay the ultimate settlement of those cases, which could adversely affect the timing of services we provide in those cases. Likewise, the new federal legislation could have the effect of lowering the overall number of class action cases, whether filed in federal or state courts. Similar to this recent federal experience, there have been various efforts at the state level to modify and reform the laws and procedures related to class action and mass tort. The goal of certain state tort reform proposals has been to reduce the number and scope of class action and mass action cases. While we cannot predict whether any tort reform legislation will pass at the state levels or the substance of any future changes, any legislative efforts that are successful in reducing the number or scope of class action or mass action cases would likely have an adverse effect on our results of operations.

We have a limited number of bankruptcy trustee clients and a limited number of significant referral sources for Chapter 11 and class action and mass tort engagements. The loss of even a limited number of our trustee customers or referral sources could result in a loss of revenue and earnings.

A single bankruptcy trustee customer can comprise an important portion of our operating revenues, although we did not have revenues related to any single bankruptcy trustee customer in excess of 1% of our operating revenues during 2004. Additionally, we rely heavily on a limited number of Chapter 11 and class action referral sources to earn new business engagements. Our future financial performance will depend on our ability to maintain existing trustee customer accounts, to attract business from trustees that are currently using a competitor’s software product, to maintain our existing referral relationships, and to develop new referral relationships. The loss of even a limited number of trustee customers or a reduction in referral sources could result in a material loss of revenue and earnings.

The fluctuations in quarterly projects for clients have affected and may affect in the future the timing of quarterly revenues and earnings and are likely to affect future quarterly results.

The initiation or termination of a large Chapter 11, class action or mass tort engagement can directly affect our revenues and earnings for a particular quarter, and the levels of services, particularly services related to document management, required for an ongoing Chapter 11, class action or mass tort engagement can fluctuate quarter to quarter during the time that the debtor is in Chapter 11 reorganization or the class action or mass tort lawsuit is active.

Our quarterly results have fluctuated in the past and may fluctuate in the future. If they do, our operating results may not meet the expectations of securities analysts or investors. This could cause fluctuations in the market price of our common stock.

Our quarterly results have fluctuated during the last year and may fluctuate in the future. As a result, our quarterly revenues and operating results are increasingly difficult to forecast. It is possible that our future quarterly results from operations from time to time will not meet the expectations of securities analysts or investors. This could cause a material drop in the market price of our common stock.

Our business will continue to be affected by a number of factors, any one of which could substantially affect our results of operations for a particular fiscal quarter. Specifically, our quarterly results from operations can vary due to:

•       fluctuations in trustees’ deposit balances or caseloads;

•       unanticipated expenses related to software maintenance or customer service;

•       the timing, size, cancellation or rescheduling of customer orders; and

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

In Chapter 11 engagements we provide services directly to the debtor and we are paid directly by the debtor. If a debtor’s Chapter 11 case converts to Chapter 7 liquidation, we might not be paid for products and services previously provided and we would most likely lose all future revenue from the case. We have had Chapter 11 cases convert to Chapter 7 cases in the past. The conversion of a major Chapter 11 case to Chapter 7 could have a material adverse effect on our results of operations.

If the bankruptcy court reduces or eliminates our fees in major Chapter 11 cases, our results of operations could be impaired.

In Chapter 11, the bankruptcy court may reduce or eliminate fees paid for administrative services such as those we provide. If the court reduced or eliminated fees due to us in a major Chapter 11 case, our results of operations could be materially affected.

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

New releases of our software products may have undetected errors, which could cause litigation claims against us or damage to our reputation.

We intend to continue to issue new releases of our software products periodically. Complex software products, such as those we offer, can contain undetected errors when first introduced or as new versions are released. Any introduction of new products and future releases has a risk of undetected errors. Despite extensive pre-release testing of our software, these undetected errors may be discovered only after a product has been installed and used by our customers. Likewise, the software products we acquire in business acquisitions have a risk of undetected errors.

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

Security problems with, or product liability claims arising from, our software products and business processes could cause increased expense for litigation, increased service costs and damage to our reputation.

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

Furthermore, we administer claims for third parties. Errors or fraud related to the processing or payment of these claims could result in the diversion of management resources, damage to our reputation, increased service costs or impaired market acceptance of our services, any of which could result in higher expenses and/or lower revenues. Additionally, such errors or fraud related to the processing or payment of claims could result in lawsuits alleging damages. Defending such claims could result in increased expenses for litigation and a significant diversion of our management’s attention.

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

Our products and services are not directly regulated by the government. Our bankruptcy customers are, however, subject to significant regulation, including the United States Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and local rules and procedures established by bankruptcy courts. The Executive Office for United States Trustees, a division of the United States Department of Justice, oversees bankruptcy trustees and establishes administrative rules governing trustees’ activities. Additionally, the process of administering the settlement of class action or mass tort cases is subject to court supervision and review by opposing plaintiffs’ and defendants’ counsel. The success of our business has been, and will continue to be, partly dependent on our ability to develop and maintain products and provide services that allow clients to perform their duties within applicable regulatory and judicial rules and procedures and that allow Chapter 11 debtors to make filings and send required notices on a timely and accurate basis. Future regulation and court practices or procedures may limit or eliminate the ability of clients to utilize the types of products and services that we currently provide. Our failure to adapt our products and services to changes in the Bankruptcy Code and applicable legislative and judicial rules and procedures could cause us to lose existing customers or fail to attract new customers.

The integration of acquired businesses is time consuming, may distract our management from our other operations, and can be expensive, all of which could reduce or eliminate our expected earnings.

During January 2004, we acquired Poorman-Douglas for approximately $116 million. Over the prior five years, we acquired five other businesses at a combined cost of approximately $100 million. We may consider additional opportunities to acquire other companies, assets or product lines that complement or expand our business. If we are unsuccessful in integrating these companies or product lines with our existing operations, or if integration is more difficult than anticipated, we may experience disruptions to our operations. A difficult or unsuccessful integration of an acquired business would likely have a material adverse effect on our results of operations.

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

We have used our common stock to refinance debt incurred for several prior acquisitions. Most recently, we issued $50 million of convertible notes, which are convertible into approximately 2,857,000 shares of common stock, to refinance a portion of the purchase price for the Poorman-Douglas acquisition. We may consider further opportunities to acquire companies, assets or product lines that complement or expand our business. We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and shares. If the consideration for an acquisition is paid in common stock, existing shareholders’ investments could be diluted. Furthermore, we may decide to issue convertible debt or additional shares of common stock and use part or all of the proceeds to finance or refinance the costs of any future acquisitions.

We depend upon our key personnel and we may not be able to retain them or to attract, assimilate and retain new, highly qualified employees in the future.

Our future success will depend in significant part upon the continued service of our senior management and certain of our key technical personnel and our continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. While we have non-disclosure agreements and non-compete agreements with substantially all of our employees, we do not have employment agreements with our Chief Executive Officer, our President, or our Chief Financial Officer. We do have employment agreements with our Chief Executive Officer—Poorman-Douglas Corporation and our President—Bankruptcy Services LLC. We maintain key-man life insurance policies on our Chief Executive Officer and our President. The loss of the services of any of these executives or other key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse impact on our results of operations.

We do not pay cash dividends on our common stock and our common stock may not appreciate in value or even maintain the price at which you purchased your shares.

We presently do not intend to pay any cash dividends on our common stock and, under the terms of our convertible notes, cannot pay any dividends on our common stock until January 1, 2006. On and after January 1, 2006, the payment of dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, our financial condition and any other factors that the board of directors may consider. In addition, certain other terms of our convertible notes and certain provisions in our credit agreement may restrict our ability to pay dividends in the future. We currently intend to retain all earnings to reduce our debt and for use in the operation and expansion of our business. As a result, the success of your investment in our common stock will depend entirely upon its future appreciation. Our common stock may not appreciate in value or even maintain the price at which you purchased your shares.

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

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

Past changes and future changes in financial accounting standards or practices or taxation rules or practices have had and in the future could have a significant effect on our reported financial results. For example, recent accounting changes now require us to include shares issuable upon the exercise of the $50 million of convertible notes we have outstanding in our fully diluted earnings per share computations. Similarly, new accounting rules for expensing of stock option grants will directly affect our reported results of operations in 2005. Future accounting changes may even affect our reporting of previously completed transactions. Numerous new accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and are likely to occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are time consuming and expensive. Since 2002, we have spent substantial amounts of management time and have incurred substantial legal and accounting expense in complying with the Sarbanes-Oxley Act and regulatory initiatives resulting from that Act. Complying with these new laws and regulations also creates uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ certification of that assessment have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

SEC rules implementing Section 404 of Sarbanes-Oxley require disclosure of the remediation of significant deficiencies or material weaknesses in internal controls over financial reporting and the existence, at year-end, of material weaknesses related to our internal control over financial reporting. If we are required to make any of these types of disclosures in the future, it could adversely affect the price of our common stock.

ITEM 2.                PROPERTIES

Our corporate offices are located in a 49,000-square-foot facility in Kansas City, Kansas. This owned property serves as collateral under our credit facility. Significant leased properties include:

•       approximately 16,000 square feet of office space in New York, New York, through August 31, 2013; and

•       approximately 88,000 square feet of office and document processing space in Beaverton, Oregon, through September 30, 2015.

ITEM 3.                LEGAL PROCEEDINGS

We occasionally become involved in litigation arising in the normal course of business. There is no currently pending or, to the knowledge of management, threatened material litigation against us.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted in the fourth quarter of 2004 to a vote of security holders.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded under the symbol “EPIQ” on the Nasdaq National Market. The following table shows the reported high and low sales prices for the common stock for the calendar quarters of 2004 and 2003 as reported by Nasdaq:

	2004		2003
	High	Low	High	Low
First Quarter	$20.90	$15.50	$20.50	$14.87
Second Quarter	17.80	13.24	22.95	15.91
Third Quarter	16.65	12.63	20.00	16.20
Fourth Quarter	17.03	13.81	18.74	14.78

Holders

As of February 11, 2005, there were approximately 110 owners of record of our common stock and approximately 5,000 beneficial owners of our common stock.

Dividends

At this time, we intend to retain our earnings to reduce our debt and for use in the operation and expansion of our business. Accordingly, we do not expect to declare or pay any cash dividends in the foreseeable future. Under the terms of our convertible notes, we cannot pay dividends, other than stock dividends, on our capital stock until January 1, 2006. Commencing January 1, 2006, the payment of dividends is within the discretion of our board of directors and will depend upon various factors, including future earnings, capital requirements, financial condition, the terms of our credit agreement, the terms of our convertible notes, and other factors deemed relevant by the board of directors. There is no restriction on the ability of our subsidiaries to transfer funds to EPIQ in the form of cash dividends, loans or advances.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2004 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,950,000	$13.25	2,321,000
Equity compensation plans not approved by security holders	280,000	$17.89	0
Total	3,230,000	$13.65	2,321,000

As of December 31, 2004, equity compensation plans approved by security holders consist of our 1995 Stock Option Plan and our 2004 Equity Incentive Plan. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares available under the 2004 Equity Incentive Plan. Securities remaining available for future issuance under our 2004 Equity Incentive Plan may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock.

As of December 31, 2004, equity compensation plans not approved by security shareholders consist solely of stock options issued in conjunction with our acquisitions of BSI and Poorman-Douglas. The stock options issued to key executives of BSI and Poorman-Douglas were inducement stock options issued in conjunction with the execution of employment agreements by each of those executives to become officers of our newly acquired subsidiaries. In accordance with the Nasdaq corporate governance rules, shareholder approval of these inducement stock option grants was not required.

The stock options granted under equity compensation plans not approved by security holders were granted at an option exercise price equal to fair market value of the common stock on the date of grant, are non-qualified options, are exercisable for up to 10 years from the date of grant and otherwise have terms substantially identical to the material terms of the 1995 Stock Option Plan and the 2004 Equity Incentive Plan. Stock options granted in conjunction with the acquisition of BSI vested 20% on January 31, 2003, the grant date thereof, and continue to vest 20% per year on each anniversary of the grant date until fully vested on January 31, 2007. Stock options granted in conjunction with the acquisition of Poorman-Douglas vest 20% per year, with the initial vesting having occurred January 31, 2005, over five years.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.                SELECTED FINANCIAL DATA

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In Thousands, Except Per Share Data)
INCOME STATEMENT DATA:
Revenues from continuing operations	$125,420	$67,936	$36,256	$28,149	$19,906
Income from continuing operations	9,063	14,525	9,766	6,253	1,980
Income (loss) from discontinued operations	667	(5,818)	(1,533)	(1,311)	152
Net income	9,730	8,707	8,233	4,942	2,132
Income (loss) per share—Diluted
from continuing operations	$0.49	$0.80	$0.64	$0.44	$0.18
from discontinued operations	$0.03	$(0.32)	$(0.10)	$(0.09)	$0.02
Net income per share—Diluted	$0.52	$0.48	$0.54	$0.35	$0.20
BALANCE SHEET DATA:
Working capital related to continuing operations	$22,979	$38,856	$63,503	$27,286	$13,374
Total assets	240,088	141,927	108,037	70,648	44,938
Long-term debt	74,499	3,066	289	594	924
Stockholders’ equity	139,883	129,255	102,375	65,144	35,923

During March 2000, we acquired substantially all of the business assets of PHiTECH. These assets and corresponding operations constituted our infrastructure software business. The acquisition was accounted for using the purchase method of accounting with the operating results of PHiTECH included in our statement of income since the date of acquisition. During November 2003, the decision was made to dispose of our infrastructure software business and the business was sold in April 2004. Accordingly, all revenues, cost of sales, operating expenses, assets and liabilities related to infrastructure software have been reclassified as discontinued operations for all periods presented. See Note 14 of Notes to Consolidated Financial Statements.

During December 2000, we completed a private placement of 2,025,000 shares of common stock and received net proceeds of $12.5 million.

During June 2001, we completed a follow-on offering of 1,537,500 shares of common stock and received net proceeds of $22.7 million.

During October 2001, we acquired certain assets from ROC Technologies. The acquisition was accounted for using the purchase method of accounting with the operating results of ROC Technologies included in our statements of income since the date of acquisition.

During July 2002, we acquired the Chapter 7 trustee business of CPT Group, Inc. The acquisition was accounted for using the purchase method of accounting with the operating results of CPT Group included in our statements of income since the date of acquisition. See Note 13 of Notes to Consolidated Financial Statements.

During November 2002, we completed a private placement of 2,000,000 shares of common stock and received net proceeds of $28.1 million.

During January 2003, we acquired the member interests of BSI. The acquisition was accounted for using the purchase method of accounting with the operating results of BSI included in our statements of income since the date of acquisition. See Note 13 of Notes to Consolidated Financial Statements.

During January 2004, we acquired the equity of P-D Holding Corp. and its wholly-owned operating subsidiary, Poorman-Douglas Company (Poorman-Douglas). The acquisition was accounted for using the purchase method of accounting with the operating results of Poorman-Douglas included in our statement of income since the date of acquisition. See Note 13 of Notes to Consolidated Financial Statements.

All per share amounts have been adjusted to reflect the two 3-for-2 stock splits effected as 50% stock dividends paid on February 23, 2001 and November 30, 2001.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Overview

Our operations consist primarily of integrated technology-based products and services for fiduciary management and claims administration applications. Our solutions enable clients to optimize the administration of large and complex bankruptcy, class action, mass tort, and other similar legal proceedings. We have two operating segments: case management and document management.

Our case management segment generates revenue primarily through integrated technology-based products and services for class action, mass tort and bankruptcy proceedings that support client engagements that generally last several years and has a revenue profile that typically includes a recurring component. Our document management segment generates revenue primarily through legal noticing services, reimbursement for costs incurred related to postage on mailing services, media campaign and advertising management and document custody services. Document management revenue is generally less recurring due to the unpredictable nature of the frequency, timing and magnitude of the clients’ business requirements.

The number of new bankruptcy filings each year may vary based on the level of consumer and business debt, the general economy, interest rate levels and other factors. For the government fiscal years ended September 30, 2002, 2003, and 2004, the Administrative Office of the U.S. Courts reported approximately 1.55 million, 1.66 million, and 1.62 million new bankruptcy filings, respectively. We believe an important indicator of future bankruptcy filings is the level of consumer and business debt outstanding. The most recent available Federal Reserve Flow of Funds Accounts of the United States, dated December 9, 2004, reported increases in both consumer and business debt outstanding as compared with the same period of the prior year.

During 2003, we determined that our infrastructure software segment was no longer aligned with our long-term strategic objectives, and we developed a plan to sell this segment within a year. Accordingly, our infrastructure software results for 2004, 2003, and 2002, including our gain on disposition of the infrastructure software business, are included entirely within the discontinued operations section of our income statement. We believe this disposition will enhance long-term shareholder value by enabling us to focus our management and financial resources on the operations of our case management and document management operations.

We have acquired a number of businesses during the past several years. In January 2003, we acquired BSI to expand our offerings to include an integrated solution of a proprietary technology platform and professional services for Chapter 11 restructurings. In January 2004, we acquired Poorman-Douglas and expanded our product and service offerings to include class action, mass tort, and other similar legal proceedings.

As discussed under the caption “Results of Operations for the Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003” below, the increase in both our revenue and our costs during 2004 is primarily attributable to our acquisition of Poorman-Douglas.

Poorman-Douglas has significant reimbursed revenue, primarily related to postage, on which we realize little or no profit. As a result, we now separately report revenue before reimbursed revenue, which we refer to as operating revenue, and which management believes is a more relevant measure of our performance. The acquisitions of Poorman-Douglas and BSI have also affected our operating revenue mix. For the year ended December 31, 2002, which was prior to our acquisition of either Poorman-Douglas or BSI, document management operating revenue represented 3% of our total operating revenue. For the year ended December 31, 2003, during which we acquired BSI, our document management operating revenue represented 20% of our total operating revenue. For the year ended December 31, 2004, during which we acquired Poorman-Douglas, our document management operating revenue represented 35% of our total operating revenue. This increase in the mix of document management revenue versus case management revenue may result in increased revenue fluctuations from period to period based on our clients’ business requirements.

Also during 2004, we had notable changes to our capital structure. During June 2004, we issued $50.0 million of convertible notes. Net proceeds of approximately $47.4 million were used to repay and terminate our subordinated term loan and to pay in full our revolving loan. During July 2004, we entered into a new credit facility with KeyBank National Association as administrative agent. This facility consists of a $25.0 million senior term loan, with amortizing quarterly principal payments of $1.6 million beginning September 30, 2004, and a $50.0 million senior revolving loan. During the term of the loan we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $75.0 million. The senior term loan and the senior revolving loan mature June 30, 2008.

Critical Accounting Policies

We consider our accounting policies related to revenue recognition, business combinations, goodwill, and identifiable intangible assets to be critical policies in understanding our historical and future performance.

Revenue recognition.   We have agreements with customers obligating us to deliver various products and services each month. Case management fees paid are contingent upon the month-to-month delivery of the products and services defined by the contracts and are related primarily to the size and complexity of the ongoing engagement. The formula-based fees earned each month become fixed and determinable on a monthly basis as a result of our completion of all contractually required performance obligations related to products delivered and services rendered by us during the month. Document management revenues are recognized in the period the services are provided. Significant sources of revenue include:

•       a monthly fee from financial institutions based on a percentage of total liquidated assets on deposit and on the number of trustees;

•       fees for database conversions, database processing, maintenance and software upgrades;

•       monthly revenue based on the number of cases in a database;

•       fees based on the number of claims in a case; and

•       fees for services, including technology services, claims reconciliation, document printing, noticing, balloting, voting tabulation and other professional services.

Business combination accounting.   We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future. Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed. The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. Certain identifiable intangible assets, such as customer lists and covenants not to compete, are amortized on a straight-line basis over the intangible asset’s estimated useful life. The estimated useful life of amortizable identifiable intangible assets range from two to 14 years. Goodwill and certain other identifiable intangible assets are not amortized. Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results.

Goodwill.   We assess goodwill, which is not subject to amortization, for impairment as of each July 31 and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. This assessment is performed at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management.

A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units. During November 2003, we determined that our infrastructure software segment was no longer aligned with our long-term strategic objectives and we developed a plan to sell this segment within a year. As a result, we recognized a pre-tax impairment charge of approximately $3.8 million related to goodwill during the year ended December 31, 2003.

The estimate of fair value is highly subjective and requires significant judgment. If we determine that the fair value of any reporting unit is less than the reporting unit’s carrying value, then we will recognize an impairment charge. If goodwill on our balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition. Our unimpaired, recognized goodwill totaled $147.7 million as of December 31, 2004.

Identifiable intangible assets.   Each period we evaluate whether events and circumstances warrant a revision to the remaining estimated useful life of each identifiable intangible asset. If events and circumstances warrant a change to the estimate of an identifiable intangible asset’s remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Furthermore, information developed during our annual assessment, or other events and circumstances, may indicate that the carrying value of one or more identifiable intangible assets is not recoverable and its fair value is less than the identifiable intangible asset’s carrying value and would result in recognition of an impairment charge. During November 2003, we determined that our infrastructure software segment was no longer aligned with our long-term strategic objectives and we developed a plan to sell this segment within a year. As a result, we recognized a pre-tax impairment charge of approximately $0.9 million related to identifiable intangible assets during the year ended December 31, 2003.

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets’ carrying value, net of amortization, was $24.1 million as of December 31, 2004.

Results of Operations for the Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

Consolidated Results

Revenue

Total revenue of $125.4 million for the year ended December 31, 2004 represents an approximate 85% increase compared with $67.9 million of revenue for the same period in the prior year. With our acquisition of Poorman-Douglas, revenue related to reimbursed expenses, such as postage pertaining to document management services, increased significantly. We reflect the revenue from these reimbursed expenses as a separate line item on our Consolidated Statements of Income. While revenues from reimbursed expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue. Revenue exclusive of revenue related to reimbursed expenses, which we refer to as operating revenue, increased $42.7 million, or approximately 68%, to $105.1 million for the year ended December 31, 2004 compared with $62.4 million for the same period in the prior year. All revenue is directly related to a segment and changes in revenue by segment are discussed below.

Operating Expenses

Direct costs, general and administrative expenses, and depreciation and software amortization increased $54.9 million, or approximately 145%, to $92.8 million for the year ended December 31, 2004 compared with $37.9 million for the same period in the prior year. This increase primarily results from the inclusion of Poorman-Douglas’ expenses subsequent to the acquisition date. As a result of the Poorman-Douglas acquisition, we realized a higher ratio of document management revenue relative to case management revenue than during the same period in the prior year, which resulted in an increase in reimbursed expenses. In addition, corporate administrative costs not attributable to segment operations increased primarily due to significant increased expenses related to compliance with regulations and standards imposed by Section 404 of the Sarbanes-Oxley Act of 2002, increased amortization expense primarily resulting from our acquisition of additional operating software licenses, increased travel expense primarily related to additional locations, and increased insurance coverage due to business expansion.

Amortization of identifiable intangible assets increased $4.2 million to $7.8 million for the year ended December 31, 2004 compared with $3.6 million for the same period in the prior year. All identifiable intangible assets are directly related to a segment and changes in amortization of identifiable intangible assets by segment are discussed below.

Acquisition related expenses of $2.2 million for the year ended December 31, 2004 and $1.8 million for the year ended December 31, 2003 result from non-capitalized expenses for executive bonuses, legal, accounting and valuation services, and travel incurred in connection with potential and completed transactions.

Expenses Related to Financing

Expenses related to financing totaled $7.2 million during the year ended December 31, 2004 compared with $0.1 million of interest income during the same period in the prior year. This increase related to various financing components. During the year ended December 31, 2004, we recognized a $1.0 million charge for the write-off of loan fees related to a credit facility we terminated. Variable interest expense related to our credit facilities, fixed interest expense related to our convertible debt, and interest accreted on debt with no stated interest rate totaled $3.9 million during the year ended December 31, 2004. Amortization of loan fees related to our credit facilities and related to our convertible debt offering totaled $2.1 million during the year ended December 31, 2004. Our convertible debt facility includes a provision allowing the convertible debt holders to extend the debt maturity from three years to six years. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, this provision is accounted for as an embedded option. At inception, the embedded option was valued at $1.2 million and the convertible debt balance was reduced by the same amount. The convertible debt accretes approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million. The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments which would be made if the convertible debt maturity is extended an additional three years. While the changes in fair value of the embedded option and carrying value of the convertible debt do not affect our current cash flow, the aggregate of these changes in value, totaling $0.3 million of expense for the year ended December 31, 2004, is accounted for as a current income or expense item and is included on our accompanying Consolidated Statements of Income as a component of interest expense. If the embedded option is eventually exercised, the value assigned to the embedded option will be amortized to income as a reduction to our 4% convertible debt interest expense over the periods payments are made. If the option is not exercised by some or all convertible debt holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

Effective Tax Rate

Our effective tax rate related to income from continuing operations increased slightly from 41.2% for the year ended December 31, 2003 to 41.3% for the year ended December 31, 2004. Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes, including taxes related to our New York operations which are subject to relatively high state and local New York tax rates.

Discontinued Operations

Our infrastructure software results are included entirely within the discontinued operations section of our income statement. Pre-tax income from discontinued operations of $1.1 million for the year ended December 31, 2004 resulted primarily from our gain on sale of the business, partly offset by operating losses through the date of sale. Pre-tax loss from discontinued operations of $9.6 million for the year ended December 31, 2003 was primarily the result of a $7.6 million impairment charge to reduce goodwill, other intangible assets, software and other long-lived assets to their estimated fair value.

Business Segments

Revenue

Case management operating revenue increased $18.8 million, or approximately 38%, to $68.5 million for the year ended December 31, 2004 compared with $49.7 million for the year ended December 31, 2003. This increase is a result of the inclusion of operating revenue related to the Poorman-Douglas acquisition subsequent to the acquisition date. Exclusive of Poorman-Douglas operating revenue, operating revenue declined by $3.5 million due primarily to a decrease in non-recurring bankruptcy case management professional service revenue, partly offset by an increase in bankruptcy deposit based revenue.

Document management operating revenue increased $23.8 million, or approximately 187%, to $36.5 million for the year ended December 31, 2004 compared with $12.7 million for the year ended December 31, 2003. Document management revenue for reimbursed expenses of $17.9 million for the year ended December 31, 2004 increased approximately 243% compared with the same period in the prior year. The increases in both operating revenue and reimbursed revenue for the document management segment were primarily the result of the acquisition of Poorman-Douglas. Exclusive of Poorman-Douglas revenue, our document management operating revenue declined $3.4 million due primarily to a decrease in bankruptcy noticing services. Document management revenues can fluctuate materially from period to period based on clients’ business requirements.

Operating Expenses

Case management direct costs, general and administrative expenses, and depreciation and software amortization increased $15.1 million, or approximately 115%, to $28.2 million for the year ended December 31, 2004 compared with $13.1 million for the same period in the prior year. This increase primarily results from the inclusion of Poorman-Douglas’ expenses subsequent to the acquisition date. Exclusive of Poorman-Douglas expenses, case management’s direct and administrative expenses, including depreciation and software amortization, increased $0.9 million due primarily to increases in operating software amortization and wage related expense. Our case management cost structure is relatively stable and generally does not fluctuate materially with changes in operating revenues.

Document management direct costs, general and administrative expenses, and depreciation and software amortization increased $31.8 million to $41.5 million for the year ended December 31, 2004 compared with $9.7 million for the prior year. This increase primarily results from the inclusion of Poorman-Douglas’ expenses, including reimbursed expenses, subsequent to the acquisition date. Exclusive of Poorman-Douglas’ expenses, our document management expenses declined $2.4 million due primarily to a decline in postage and print expense related to a decrease in noticing services. Document management direct expenses include reimbursed expenses and other operating expenses which are more variable than case management direct expenses and will fluctuate based on document management business requirements delivered.

Both the case management and document management segments have identifiable intangible assets. Amortization of case management’s identifiable intangible assets increased $3.1 million to $5.2 million for the year ended December 31, 2004 compared with $2.1 million for the prior year. Amortization of document management’s identifiable intangible assets increased $1.0 million to $2.5 million for the year ended December 31, 2004 compared with $1.5 million for the prior year. For both segments, this increase is due primarily to the amortization expense related to the acquired intangible assets resulting from the Poorman-Douglas transaction and the February 2004 commencement of amortization related to the BSI trade name. Note 4 to the accompanying Consolidated Financial Statements provides a summary of the total identified intangible assets, the scheduled amortization expense and the scheduled amortization periods for intangible assets acquired through the Poorman-Douglas and BSI acquisitions.

Results of Operations for the Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002

Consolidated Results

Revenue

Total revenue of $67.9 million for the year ended December 31, 2003 represents an approximate 87% increase compared with $36.3 million of revenue during the prior year. Our segment reporting reflects the revenue from reimbursed expenses as a separate line item. Although reimbursed revenues and expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue. Revenue exclusive of reimbursed expenses, which we refer to as operating revenue, increased $26.8 million, or approximately 75%, to $62.4 million for the year ended December 31, 2003 compared with $35.6 million during the prior year. All revenue is directly related to a segment and changes in revenue by segment are discussed below.

Operating Expenses

Direct costs, general and administrative expenses, and depreciation and software amortization increased $17.8 million, or approximately 89%, to $37.9 million for the year ended December 31, 2003 compared to $20.1 million during the prior year. This increase results primarily from the inclusion of BSI’s expenses subsequent to the BSI acquisition date. In addition, corporate administrative costs not attributable to segment operations also increased as a result of our growth, including increases in administrative and compensation expense and travel expense to support integration of the operations of BSI into our consolidated operations.

Amortization of identifiable intangible assets increased $3.2 million to $3.6 million for the year ended December 31, 2003 compared with $0.4 million for the same period in the prior year. All identifiable intangible assets are directly related to a segment and changes in amortization of identifiable intangible assets by segment are discussed below.

Acquisition related expenses, consisting of executive bonuses, legal, accounting and valuation services, and travel, increased $1.2 million, to $1.8 million for the year ended December 31, 2003, due to the investigation of potential acquisitions and non-capitalized expenses related to completed acquisitions.

Effective Tax Rate

Our effective tax rate related to income from continuing operations increased to 41.2% for the year ended December 31, 2003 compared with 37.8% for the year ended December 31, 2002. This increase is primarily due to the acquisition of BSI. BSI primarily generates revenue in the city and state of New York, both of which have relatively high corporate tax rates.

Discontinued Operations

Our infrastructure software results are included entirely within the discontinued operations section of our income statement. The $7.1 million increase in infrastructure software’s loss before income tax benefit, to a $9.6 million loss during the year ended December 31, 2003 as compared with $2.5 million loss during the year ended December 31, 2002, is primarily the result of a $7.6 million impairment charge to reduce goodwill, other intangible assets, software and other long-lived assets to their estimated fair value.

Business Segments

Revenue

Case management operating revenue increased $15.1 million, or approximately 44%, to $49.7 million for the year ended December 31, 2003 compared to $34.6 million for the year ended December 31, 2002. This increase primarily results from the inclusion of BSI’s operating revenue subsequent to the acquisition of BSI on January 30, 2003. The remainder of the increase in our case management operating revenue resulted primarily from an increase in fees related to bankruptcy trustee deposits.

Document management operating revenue increased $11.7 million to $12.7 million for the year ended December 31, 2003 compared to $1.0 million during the prior year. Document management revenue for reimbursed expenses increased $4.5 million to $5.2 million for the year ended December 31, 2003 compared to $0.7 million during the prior year. Both the increase in operating revenue and the increase in revenue from reimbursed expenses result primarily from the inclusion of BSI’s operating revenue and reimbursed revenue subsequent to the BSI acquisition date.

Operating Expenses

Case management’s direct costs, general and administrative expenses, and depreciation and software amortization increased $1.6 million, or approximately 14%, to $13.1 million for the year ended December 31, 2003 compared to $11.5 million during the prior year. This increase is attributable primarily to the inclusion of BSI’s expenses subsequent to the BSI acquisition date.

Document management’s direct costs, general and administrative expenses, and depreciation and software amortization increased $8.5 million to $9.7 million for the year ended December 31, 2003 compared to $1.2 million during the prior year. This increase is attributable primarily to the inclusion of BSI’s expenses subsequent to the BSI acquisition date.

Both the case management and document management segments have identifiable intangible assets. Amortization of case management’s identifiable intangible assets increased $1.7 million to $2.1 million for the year ended December 31, 2003 compared with $0.4 million for the prior year. This increase primarily results from the amortization expense related to the acquired intangible assets resulting from the BSI transaction. Amortization of document management’s identifiable intangible assets was $1.5 million for the year ended December 31, 2003. Document management did not have any identifiable intangible assets prior to the January 2003 acquisition of BSI.

Liquidity and Capital Resources

Operating Activities

During the year ended December 31, 2004, our operating activities provided net cash of $31.6 million. The primary sources of cash from operating activities were net income of $9.7 million and adjustments for non-cash charges and credits, primarily depreciation and amortization and deferred tax charges, of $24.7 million.

Changes in operating assets and liabilities as a direct result of assets acquired or liabilities assumed have been excluded from our Consolidated Statements of Cash Flows. However, subsequent to the Poorman-Douglas acquisition, cash flows related to these acquired assets and assumed liabilities are reflected in our Consolidated Statements of Cash Flows. For example, accounts payable and accrued expenses assumed as a part of the transaction are not reflected as a source of cash. The subsequent payment of assumed accounts payable and accrued expenses are, however, reflected as an operating use of cash.

Changes in operating assets and liabilities used net cash of $2.8 million. The most significant use of cash related to changes in operating assets and liabilities was our payment of approximately $8.0 million of liabilities assumed in our acquisition of Poorman-Douglas that were the direct result of acquisition-related transactions, primarily withholding taxes resulting from the vesting of restricted Poorman-Douglas stock concurrent with the acquisition, and that were due and payable shortly after the transaction closed. In addition, a reduction in trade payables and accrued expenses, exclusive of the liabilities acquired in the Poorman-Douglas acquisition, used $3.1 million of cash. The most significant source of cash from changes in operating assets and liabilities was a reduction in accounts receivable of $8.0 million.

Investing Activities

Our most significant use of cash for investing activities was the acquisition of Poorman-Douglas. Net of $2.8 million cash acquired in the acquisition, we used cash of approximately $113.1 million related to this transaction. During the year ended December 31, 2004, we used cash of approximately $5.4 million to purchase property and equipment. Enhancements to our existing software and development of new software is essential to our continued growth and, during the year ended December 31, 2004, we used cash of approximately $1.7 million to fund internal costs related to development of software for which technological feasibility has been established. During April 2004, we completed the sale of our infrastructure software business for cash and a note receivable payable in monthly installments over 15 months. During the year ended December 31, 2004, we realized cash proceeds of $1.1 million related to this transaction.

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

As of December 31, 2004, our borrowings consisted of $50.3 million from the contingent convertible subordinated notes (including the fair value of the embedded option), $21.9 million under the new credit facility’s senior term loan, $5.0 million under the new credit facility’s senior revolving loan, and approximately $5.0 million of obligations related to capitalized leases and deferred acquisition price.

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

We may pursue an acquisition in the future and we may use the availability under our revolving loan and cash on hand to finance a future acquisition. If the acquisition price exceeds the capacity of these sources of financing, we may decide to issue equity, restructure our credit facility, partly finance the acquisition with a note payable, or some combination of the preceding. Covenants contained in our credit facility may limit our ability to consummate an acquisition.

Contractual Obligations

The following table sets forth a summary of our contractual obligations as of December 31, 2004.

	Payments Due By Period
Contractual Obligation	Total	Less than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In Thousands)
Long-term debt and future accretion(1)	$80,320	$6,806	$64,796	$8,718	$—
Employment agreements	5,634	1,999	3,148	487	—
Capital lease obligations	1,773	858	915	—	—
Operating leases	18,961	2,699	4,765	3,411	8,086
Total	$106,688	$12,362	$73,624	$12,616	$8,086

(1)          A portion of the BSI purchase price was paid in the form of a non-interest bearing note, which was discounted using an imputed rate of 5% per annum. The discount is accreted over the life of the note and each period’s accretion is added to the note’s principal. The amount in the above contractual obligation table includes both the note’s principal, as reflected on our December 31, 2004 Consolidated Balance Sheet, and all future accretion. Convertible debt is included at stated value of the principal redemption and excludes adjustments related to the embedded option, which will not be paid in cash. Any conversion to our common stock of part or all of the convertible debt will reduce our cash obligation related to the convertible debt.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standard No. 153 (SFAS 153), Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS 153 expanded the scope of APB Opinion No. 29 to require that the nonmonetary exchange of similar productive assets should be measured based on the fair value of the assets exchanged. EPIQ is required and plans to adopt the provisions of SFAS 153 for our quarter ending September 30, 2005. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. We are required and plan to adopt the provisions of SFAS 123R, likely using the modified version of prospective application, for our quarter ending September 30, 2005. Adoption of SFAS 123R will materially increase our recognized compensation expense and will have a material impact on our consolidated income statements and balance sheets. We are unable to estimate the impact of adoption of this statement on our consolidated financial statements as the impact will depend, in part, on stock awards and stock option awards made prior to the adoption date, whether awards granted were qualified or non-qualified, the vesting period of those awards, and forfeitures related to both existing awards and new awards. Subsequent to December 31, 2004, our Compensation Committee approved acceleration of the vesting of certain unvested options for employees, including an executive officer and non-employee directors. This action will reduce the impact of adoption of SFAS 123R on our consolidated financial statements. If, subsequent to December 31, 2004, no new awards were issued and no existing awards were forfeited, we estimate that adoption of SFAS 123R would increase our pre-tax compensation expense, on an annualized basis, by approximately $1.3 million. We do not anticipate that adoption of SFAS 123R will have a material impact on our consolidated statements of cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. During the year ended December 31, 2004, certain transactions created an exposure to market risk related to other than trading instruments. We do not actively manage these market risks.

During 2004, we issued $50.0 million of convertible notes with a 4% fixed interest rate. While we do not have cash flow risk related to this instrument, the instrument does contain an embedded option related to the right of security holders to extend the maturity of the convertible notes which creates an earnings risk. A 10% increase in our stock value would result in a $0.2 million increase in the fair value of the embedded option and a corresponding decrease in earnings. A 10% decrease in our stock value would result in a $0.1 million decrease in the fair value of the embedded option and a corresponding increase in earnings. The estimated changes in fair value were calculated using a pricing model that incorporates assumptions regarding future volatility, interest rates and credit risk.

At December 31, 2004, we have borrowings outstanding under a credit facility. Interest on borrowings under our credit facility is computed at a variable rate based on the LIBOR rate and the prime rate and results in a market risk related to interest rates. A 1% increase or decrease in the LIBOR rate and the prime rate would have increased or decreased, respectively, our annual interest expense on variable rate borrowings outstanding as of December 31, 2004 by approximately $0.3 million.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements appear following Item 15 of this Report.

Supplementary Data—Quarterly Financial Information

The following table sets forth quarterly unaudited financial data for the quarters of the years ended December 31, 2004 and 2003 (in thousands, except per share data):

	Quarters
	1st	2nd	3rd	4th
Year end December 31, 2004
Revenues from continuing operations	$26,012	$34,908	$35,694	$28,806
Income from continuing operations	2,001	2,983	2,161	1,918
Income (loss) from discontinued operations	(264)	1,008	(77)	—
Net income	1,737	3,991	2,084	1,918
Income per share—Diluted
Income from continuing operations	$0.11	$0.16	$0.12	$0.10
Income (loss) from discontinued operations	(0.01)	0.06	(0.01)	—
Net income per share—Diluted	$0.10	$0.22	$0.11	$0.10
Year ended December 31, 2003
Revenues from continuing operations	$14,075	$17,084	$18,375	$18,402
Income from continuing operations	2,676	3,875	4,205	3,769
Loss from discontinued operations	(364)	(267)	(279)	(4,908)
Net income (loss)	2,312	3,608	3,926	(1,139)
Income (loss) per share—Diluted
Income from continuing operations	$0.15	$0.21	$0.23	$0.21
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.27)
Net income (loss) per share—Diluted	$0.13	$0.20	$0.21	$(0.06)

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2004, the end of the period covered by this Annual Report on 10-K, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were sufficiently effective at a reasonable assurance level to ensure that the information required to be disclosed in this Annual Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms for Form 10-K, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

(a)   Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•       Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2004, EPIQ’s internal control over financial reporting is effective based on those criteria.

(b)   Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on page 34.

(c)   There have been no changes in our internal controls over financial reporting during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
EPIQ Systems, Inc.
Kansas City, Kansas

We have audited management’s assessment, included as section (a) in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K, that EPIQ Systems, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated February 22, 2005 expressed an unqualified opinion on these financial statements and the financial statement schedule.

DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 22, 2005

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2004.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2004.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2004.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2004.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2004.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as a part of this report:

(1)   Financial Statements.   The following financial statements, contained on pages F-1 through F-32 of this report, are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

(2)   Financial Statement Schedules.   EPIQ Systems, Inc. and subsidiaries for each of the years in the three-year period ended December 31, 2004.

Schedule II—Valuation and qualifying accounts

(3)   Exhibits.   Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2005	Epiq SYSTEMS, INC.
	By:	/s/ TOM W. OLOFSON
Tom W. Olofson
Chairman of the Board, Chief Executive
Officer and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Name and Title	Date
/s/ TOM W. OLOFSON	Tom W. Olofson	March 1, 2005
Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
/s/ CHRISTOPHER E. OLOFSON	Christopher E. Olofson	March 1, 2005
President, Chief Operating Officer and Director
/s/ ELIZABETH M. BRAHAM	Elizabeth M. Braham	March 1, 2005
Senior Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ DOUGLAS W. FLEMING	Douglas W. Fleming	March 1, 2005
Director of Finance, Chief Accounting Officer (Principal Accounting Officer)
/s/ W. BRYAN SATTERLEE	W. Bryan Satterlee	March 1, 2005
Director
/s/ EDWARD M. CONNOLLY, JR.	Edward M. Connolly, Jr.	March 1, 2005
Director
/s/ JAMES A. BYRNES	James A. Byrnes	March 1, 2005
Director
/s/ JOEL PELOFSKY	Joel Pelofsky	March 1, 2005
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
EPIQ Systems, Inc.
Kansas City, Kansas

We have audited the accompanying consolidated balance sheets of EPIQ Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the schedule of valuation and qualifying accounts listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EPIQ Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Kansas City, Missouri February 22, 2005

EPIQ SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	As of December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,330	$30,347
Trade accounts receivable, less allowance for doubtful accounts of $1,069 and $340, respectively	18,690	11,337
Prepaid expenses	2,052	996
Income taxes refundable	3,477	—
Deferred income taxes	754	1,736
Other current assets	736	942
Current assets held for sale	—	1,304
Total Current Assets	39,039	46,662
LONG-TERM ASSETS:
Property and equipment, net	20,431	11,886
Software development costs, net	5,838	2,799
Goodwill	147,728	64,188
Other intangibles, net of accumulated amortization of $11,707 and $4,250, respectively	24,057	16,325
Other	2,995	67
Total Long-term Assets, net	201,049	95,265
Total Assets	$240,088	$141,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,263	$1,998
Customer deposits	2,375	1,712
Accrued compensation	873	1,353
Other accrued expenses	899	590
Current maturities of long-term obligations	7,650	849
Current liabilities held for sale	—	1,137
Total Current Liabilities	16,060	7,639
LONG-TERM LIABILITIES:
Deferred income taxes	9,696	1,967
Deferred acquisition price (excluding current portion)	2,667	3,066
Long-term obligations (excluding current maturities)	71,832	—
Total Long-term Liabilities	84,195	5,033
STOCKHOLDERS’ EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; 50,000,000 shares authorized; issued and outstanding—17,883,917 and 17,780,854 shares at 2004 and 2003, respectively	179	178
Additional paid-in capital	102,738	101,891
Retained earnings	36,916	27,186
Total Stockholders’ Equity	139,833	129,255
Total Liabilities and Stockholders’ Equity	$240,088	$141,927

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2004	2003	2002
REVENUE:
Case management	$68,526	$49,688	$34,600
Document management	36,549	12,730	984
Operating revenue	105,075	62,418	35,584
Reimbursed expenses	20,345	5,518	672
Total Revenue	125,420	67,936	36,256
OPERATING EXPENSES:
Direct costs	60,384	16,490	6,363
General and administrative	25,886	16,868	9,443
Depreciation and software amortization	6,527	4,568	4,249
Amortization of intangibles	7,767	3,610	350
Acquisition related	2,197	1,793	575
Total Operating Expenses	102,761	43,329	20,980
INCOME FROM OPERATIONS	22,659	24,607	15,276
EXPENSES (INCOME) RELATED TO FINANCING:
Interest expense	6,343	201	137
Interest income	(128)	(284)	(573)
Debt extinguishment	995	—	—
Net Expenses (Income) Related to Financing	7,210	(83)	(436)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,449	24,690	15,712
PROVISION FOR INCOME TAXES	6,386	10,165	5,946
INCOME FROM CONTINUING OPERATIONS	9,063	14,525	9,766
DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued infrastructure segment (including gain on disposal of $1,616 during the year ended December 31, 2004)	1,104	(9,562)	(2,466)
Income tax (expense) benefit from operations of discontinued infrastructure segment	(437)	3,744	933
TOTAL DISCONTINUED OPERATIONS	667	(5,818)	(1,533)
NET INCOME	$9,730	$8,707	$8,233
NET INCOME PER SHARE INFORMATION:
Income per share—Basic
Income from continuing operations	$0.51	$0.82	$0.66
Income (loss) from discontinued operations	0.04	(0.33)	(0.10)
Net income per share—Basic	$0.55	$0.49	$0.56
Income per share—Diluted
Income from continuing operations	$0.49	$0.80	$0.64
Income (loss) from discontinued operations	0.03	(0.32)	(0.10)
Net income per share—Diluted	$0.52	$0.48	$0.54
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,848	17,619	14,775
Diluted	19,828	18,104	15,309

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)

	As of December 31,
	2004	2003	2002
PREFERRED SHARES (2,000 authorized)	—	—	—
COMMON SHARES (50,000 authorized):
Shares, beginning of year	17,781	16,538	14,398
Shares issued upon exercise of options	103	189	140
Shares issued in private placement of stock	—	—	2,000
Shares issued in acquisition of business	—	1,054	—
Shares, end of year	17,884	17,781	16,538
COMMON STOCK—PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$178	$165	$144
Proceeds from exercise of options	1	2	1
Net proceeds from private placement of stock	—	—	20
Shares issued in acquisition of business	—	11	—
Balance, end of year	179	178	165
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	101,891	83,731	54,754
Proceeds from exercise of options	595	1,039	420
Tax benefit from exercise of options	252	746	437
Net proceeds from (expenses for) private placement of stock	—	(114)	28,120
Shares issued in acquisition of business	—	16,489	—
Balance, end of year	102,738	101,891	83,731
RETAINED EARNINGS:
Balance, beginning of year	27,186	18,479	10,246
Net income	9,730	8,707	8,233
Balance, end of year	36,916	27,186	18,479
TOTAL STOCKHOLDERS’ EQUITY	$139,833	$129,255	$102,375

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,730	$8,707	$8,233
Adjustments to reconcile net income to net cash from operating activities:
Provision (benefit) for deferred income taxes	8,208	(1,855)	1,380
Depreciation and software amortization	6,527	5,796	5,456
Loan fee amortization and debt extinguishment	3,115	—	—
Change in valuation of embedded option and convertible debt	292	—	—
Amortization of intangible assets	7,767	3,745	498
Asset impairment charges	—	7,615	—
Gain on sale of discontinued operation	(1,616)	—	—
Other, net	370	234	225
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	7,951	(5,948)	(1,149)
Prepaid expenses and other assets	1,187	(981)	(581)
Accounts payable and accrued expenses	(3,055)	2,522	(827)
Withholdings and related liabilities assumed in the acquisition of a business and subsequently paid	(7,973)	—	—
Income taxes, including tax benefit from exercise of stock options	(1,180)	731	504
Other	266	85	37
Net cash provided by operating activities	31,589	20,651	13,776
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,424)	(3,772)	(4,938)
Software development costs	(1,670)	(2,753)	(1,955)
Cash paid for acquisition of business, net of cash acquired	(113,111)	(43,263)	(682)
Proceeds from sale of discontinued operations	1,111	—	—
Other investing activities, net	65	(209)	112
Net cash used in investing activities	(119,029)	(49,997)	(7,463)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	193,500	—	—
Debt issuance costs	(5,931)	—	—
Principal payments under long-term debt and capital lease obligations	(118,455)	(347)	(353)
Net proceeds from (expenses for) stock issuance	—	(114)	28,140
Proceeds from exercise of stock options	595	1,041	421
Net cash provided by financing activities	69,709	580	28,208
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,731)	(28,766)	34,521
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	30,347	59,827	25,306
(Increase) decrease in cash classified as held for sale	714	(714)	—
CASH AND CASH EQUIVALENTS, END OF YEAR	$13,330	$30,347	$59,827

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of EPIQ Systems, Inc. (“EPIQ”) and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

EPIQ is a national provider of technology-based solutions for fiduciary management and claims administration applications used by attorneys, trustees, and corporations primarily engaged in bankruptcy, class action, mass tort, and other similarly complex legal proceedings. Our solutions combine advanced technology with in-depth subject matter expertise to offer customers an efficient environment in which to comprehensively manage the complexities of case administration and document management.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks and all liquid investments with original maturities of three months or less.

Software Development Costs

Certain internal software development costs incurred in the creation of computer software products are capitalized once technological feasibility has been established. Development costs incurred prior to establishment of technological feasibility are expensed and shown as general and administrative expenses in the accompanying Consolidated Statements of Income. Capitalized costs are amortized based on the ratio of current revenue to current and estimated future revenue for each product with minimum annual amortization equal to the straight-line amortization over the remaining estimated economic life of the product.

Goodwill and Identifiable Intangible Assets

Goodwill is not amortized but is assigned to a reporting unit and tested for impairment at least annually and between annual tests if events or changes in circumstances have indicated that the assets might be impaired. Our annual impairment test performed in July, using a discounted cash flow analysis to determine the fair value of each reporting unit, indicated that there were no impairments.

Identifiable intangible assets, resulting from various business acquisitions, consist primarily of customer contracts, trade names and agreements not to compete. Customer contracts, trade names and agreements not to compete are being amortized on a straight-line basis over their estimated economic benefit period, generally from two to 14 years. Identifiable intangibles assets are reviewed for impairment whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable.

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment, using our best estimates of operating cash flows based on reasonable and supportable assumptions and projections, whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable.

Deferred Loan Fees

Incremental, third party costs related to establishing credit facilities and issuing convertible debt are capitalized and amortized based on the amortization schedule of the related debt. The unamortized costs are included as a component of other long-term assets on our Consolidated Balance Sheets. Amortized costs are included as a component of interest expense on our Consolidated Statements of Income. Unamortized costs related to debt extinguished prior to maturity due to refinancing were expensed and comprise debt extinguishment on our Consolidated Statements of Income.

Stock-Based Compensation

Stock compensation awards are accounted for under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Stock options awarded by us are granted with an exercise price equal to the fair market value on the date of the grant. As required by Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, following is a reconciliation of reported net income and net income per share to pro forma net income and pro forma net income per share had the compensation cost been determined based on the fair value at the grant dates using SFAS No. 123, Accounting for Stock-Based Compensation, for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share data):

		Years Ended December 31,
		2004	2003	2002
Net income, as reported		$9,730	$8,707	$8,233
Add: stock-based employee compensation included in reported net earnings, net of tax		—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of tax		(2,975)	(2,195)	(2,258)
Net income, pro forma		$6,755	$6,512	$5,975
Net income per share—Basic	As reported	$0.55	$0.49	$0.56
	Pro forma	$0.38	$0.37	$0.40
Net income per share—Diluted	As reported	$0.52	$0.48	$0.54
	Pro forma	$0.34	$0.36	$0.39

Pro forma amounts presented above are based on actual earnings and consider only the effects of estimated fair values of stock options.

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following key assumptions:

	2004	2003	2002
Expected life (years)	5.3 - 5.4	5.5 - 6.2	6.2
Volatility	30% - 48%	50% - 55%	53%
Risk-free interest rate	2.9% - 3.9%	2.2% - 3.1%	3.2% - 4.4%
Dividend yield	0%	0%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Income Taxes

A liability or asset is recognized for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Revenue Recognition

We have agreements with customers obligating us to deliver various products and services each month. Case management fees earned are contingent upon the month-to-month delivery of the products and services defined by the contracts and are related primarily to the size and complexity of the ongoing engagement. The formula-based fees earned each month become fixed and determinable on a monthly basis as a result of our completion of all contractually required performance obligations related to products delivered and services rendered by us during the month. Document management revenues are recognized in the period the services are provided.

We receive expense reimbursements, primarily for postage, from customers. Based on guidance provided by the Financial Accounting Standard’s Board’s (the “FASB”) Emerging Issues Task Force (the “EITF”), reimbursements received are reported as revenue on an accrual basis. The expense related to the reimbursement is recorded as a component of direct costs on our accompanying Consolidated Statements of Income.

Derivative Financial Instrument

The holders of our contingently convertible subordinated notes have the right to extend the maturity of these notes for a period not to exceed three years. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the notes represents an embedded option and is accounted for as a derivative financial instrument. The fair value of our obligation related to the embedded option has been included as a component of our long-term obligations on our accompanying Consolidated Balance Sheets. Changes in the fair value of the embedded option are

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recorded each period as a component of interest expense on our accompanying Consolidated Statements of Income. Changes in the fair value of the embedded option do not affect our cash flows and, accordingly, are reflected as an adjustment to reconcile net income to net cash from operating activities on our accompanying Consolidated Statements of Cash Flows.

Comprehensive Income

We do not have any components of other comprehensive income; therefore comprehensive income equals net income for each of the three years ended December 31, 2004, 2003 and 2002.

Income Per Share

The EITF reached a consensus regarding Issue No. 04-08, The Effect of Contingently Convertible Debt on EPS, that the dilutive effect of contingently convertible debt instruments should be included in the diluted earnings per share calculations in all periods, regardless of whether the contingency is met, unless the effect of such inclusion would be antidilutive. This change in accounting for the dilutive effect of convertible debt must be applied to reporting periods ending after December 15, 2004 and, accordingly, has been reflected in the accompanying consolidated financial statements. This change in accounting method had a minimal effect on our previously reported diluted income per share and does not change previously reported quarterly diluted income per share amounts.

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income available to common shareholders, increased by the amount of interest expense, net of tax, related to outstanding convertible debt by the weighted average number of outstanding common shares and shares that may be issued in future periods relating to outstanding stock options and convertible debt, if dilutive.

Segment Information

In determining our reportable segments, we consider how we organize our business internally for making operating decisions and assessing business performance. Our revenues are derived from sources within the United States of America and all of our long-lived assets are located in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS 153 expanded the scope of APB Opinion No. 29 to require that the nonmonetary exchange of similar productive assets should be measured based on the fair value of the assets exchanged. EPIQ is required to adopt the provisions of SFAS 153 for our quarter ending

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

September 30, 2005. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. EPIQ is required and plans to adopt the provisions of SFAS 123R, likely using the modified version of prospective application, for our quarter ending September 30, 2005. Adoption of SFAS 123R will materially increase our recognized compensation expense and will have a material impact on our consolidated income statement and balance sheet. We are unable to estimate the impact of adoption of this statement on our consolidated financial statements as the impact will depend, in part, on stock awards and stock option awards made prior to adoption date, whether awards granted were qualified or non-qualified, the vesting period of those awards, and forfeitures related to both existing awards and new awards. Subsequent to December 31, 2004, our Compensation Committee approved acceleration of the vesting of certain unvested options for employees, including an executive officer and non-employee directors. This action will reduce the impact of adoption of SFAS 123R on our consolidated financial statements. If, subsequent to December 31, 2004, no new awards were issued and no existing awards were forfeited, we estimate that adoption of SFAS 123R would increase our pre-tax compensation expense, on an annualized basis, by approximately $1.3 million. We do not anticipate that adoption of SFAS 123R will have a material impact on our consolidated statements of cash flows.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s financial statement presentation.

NOTE 2:   PROPERTY AND EQUIPMENT

Property, equipment and leasehold improvements are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful life of each asset. The classification of property and equipment and their estimated useful lives is as follows (in thousands):

	December 31,		Estimated
	2004	2003	Useful Life
Land	$ 192	$ 192
Building	4,091	4,091	30 years
Improvements—building and leasehold	4,821	1,820	5 - 12 years
Furniture and fixtures	2,035	1,776	5 - 10 years
Computer equipment	16,666	11,338	2 - 5 years
Office equipment	1,545	906	3 - 5 years
Transportation equipment	4,855	2,518	3 - 5 years
	34,205	22,641
Less accumulated depreciation and amortization	(13,774)	(10,755)
Property, equipment and leasehold improvements, net	$20,431	$11,886

NOTE 2:   PROPERTY AND EQUIPMENT (Continued)

Property, equipment and leasehold improvements are reviewed by management for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable.

NOTE 3:   SOFTWARE DEVELOPMENT COSTS

The following is a summary of software development costs capitalized (in thousands):

	Year Ended December 31,
	2004	2003
Amounts capitalized, beginning of year	$7,212	$9,031
Development costs capitalized	1,670	2,753
Acquisitions	2,956	341
Impairment, gross of amortization	—	(4,913)
Amounts capitalized, end of year	11,838	7,212
Accumulated amortization, end of year	(6,000)	(4,187)
Net software development costs	5,838	3,025
Less: Net software development costs included in assets held for sale	—	(226)
Net software development costs related to continuing operations	$5,838	$2,799

Included in the above are capitalized software development costs for unreleased products of $1.3 million and $1.7 million at December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, we recognized amortization expense related to capitalized software development costs of $1.8 million and $1.9 million, respectively.

NOTE 4:   GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amounts of goodwill by segment are as follows (in thousands):

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Case Management	Document Management	Total	Case Management	Document Management	Total
Balance, beginning of period	$43,716	$20,472	$64,188	$17,449	$—	$17,449
Goodwill acquired during the period	62,655	20,885	83,540	26,267	20,472	46,739
Balance, end of period	$106,371	$41,357	$147,728	$43,716	$20,472	$64,188

During November 2003 (the “Measurement Date”), a decision was made to dispose of our infrastructure software business. In accordance with SFAS No. 144, long-lived assets classified as held for sale are measured at the lower of their carrying amounts or fair value less cost to sell. Accordingly, as of the Measurement Date, we performed an impairment analysis based on estimated proceeds from the sale less selling costs. Based on this analysis, the carrying amount of goodwill related to the infrastructure software segment, with a balance of $3.8 million as of January 1, 2003, was entirely impaired. The resulting $3.8 million pre-tax impairment charge is included as a component of Discontinued Operations on our Consolidated Statements of Income for the year ended December 31, 2003.

NOTE 4:   GOODWILL AND INTANGIBLE ASSETS (Continued)

Other intangible assets as of December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31,
	2004	2003
Amortized Identifiable Intangible Assets:
Customer contracts	$16,560	$8,060
Accumulated amortization	(7,656)	(2,925)
Customer contracts, net	8,904	5,135
Trade names	1,574	60
Accumulated amortization	(721)	(45)
Trade names, net	853	15
Non-compete agreements	17,630	11,980
Accumulated amortization	(3,330)	(1,279)
Non-compete agreements, net	14,300	10,701
Total amortized intangible assets, net	24,057	15,851
Unamortized Identifiable Intangible Assets:
Trade names	—	474
Total Other Intangible Assets, net	$24,057	$16,325

In conjunction with our January 2004 acquisition of Poorman-Douglas, we reassessed our use of all trade names. As a result of this reassessment, in February 2004 we began amortizing the BSI trade name on a straight-line basis over two years.

Amortization expense for each year in the three year period ended December 31, 2004 and estimated amortization expense for each of the next five years is as follows (in thousands):

For the Years Ending December 31,
Aggregate amortization expense included in continuing operations:
2002	$350
2003	3,610
2004	7,767
Estimated amortization expense:
2005	5,904
2006	4,987
2007	3,027
2008	2,855
2009	1,773

During November 2003, a decision was made to dispose of our infrastructure software business. In accordance with SFAS No. 144, long-lived assets classified as held for sale are measured at the lower of their carrying amounts or fair value less cost to sell. Accordingly, as of the Measurement Date, we performed an impairment analysis based on estimated proceeds from the sale less selling costs. Based on this analysis, the carrying amount of identified intangible assets related to the infrastructure software segment, with a balance of $1.0 million as of January 1, 2003, was entirely impaired. The resulting $0.9 million pre-tax impairment charge, representing the unamortized balance as of the Measurement Date, is included as a component of Discontinued Operations on our Consolidated Statements of Income.

NOTE 5:   INDEBTEDNESS

The following is a summary of indebtedness outstanding (in thousands):

	Year Ended December 31,
	2004	2003
Senior term loan	$21,875	$—
Senior revolving loan	5,000	—
Contingent convertible subordinated debt, including embedded option	50,292	—
Capital leases	1,773	66
Deferred acquisition price	3,209	3,849
Total indebtedness	$82,149	$3,915

Credit Facilities

As of December 31, 2003, we had an unsecured $25.0 million line of credit with a scheduled maturity of May 31, 2006. No borrowings were outstanding under this line of credit as of December 31, 2003. To fund our acquisition of Poorman-Douglas, during January 2004 we terminated our $25.0 million line of credit and replaced it with a $100.0 million credit facility. The credit facility consisted of a $45.0 million senior term loan, with amortizing quarterly principal payments of $4.5 million beginning April 30, 2004, a $25.0 million senior revolving loan, and a $30.0 million subordinated term loan. The subordinated term loan was paid in full and terminated during our quarter ended June 30, 2004, and the remainder of the facility was paid in full and terminated during our quarter ended September 30, 2004. Concurrent with the termination of this credit facility, unamortized loan fees of $1.0 million were charged as an expense related to financing on the accompanying Consolidated Statements of Income.

During July 2004, we entered into a new credit facility with KeyBank National Association as administrative agent. This facility consists of a $25.0 million senior term loan, with amortizing quarterly principal payments of $1.6 million commencing September 30, 2004, and a $50.0 million senior revolving loan. During the term of the loan we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $75.0 million. At inception of the new credit facility, we borrowed $25.0 million under the senior term loan and $8.0 million of the senior revolving loan. We used these proceeds plus available cash on hand to pay in full the borrowings outstanding under our prior credit facility and that credit facility was terminated.

Under our new credit facility, the senior term loan and the senior revolving loan mature June 30, 2008. Interest on the credit facility is generally based on a spread over the LIBOR rate. This new credit facility is secured by liens on our real property and a significant portion of our personal property and contains financial covenants related to earnings before interest, provision for income taxes, depreciation and amortization (“EBITDA”), total debt, senior debt, fixed charges and working capital. We were in compliance with all financial covenants as of December 31, 2004. As calculated at December 31, 2004, additional availability under this facility was approximately $30.2 million. As of December 31, 2004, our borrowings under the new credit facility totaled $26.9 million, consisting of $21.9 million borrowed under the senior term loan and $5.0 million borrowed under the senior revolving loan. As of December 31, 2004, the interest rate charged on outstanding borrowings ranged from 5.1% to 6.0%.

NOTE 5:   INDEBTEDNESS (Continued)

Contingent Convertible Subordinated Debt

During June 2004, we issued $50.0 million of contingent convertible subordinated notes. These contingent convertible subordinated notes:

•       bear interest at a fixed rate of 4%, payable quarterly;

•       under certain circumstances are convertible into shares of our common stock at a price of $17.50 per share; and

•       mature on June 15, 2007, subject to extension of maturity to June 15, 2010 at the option of the note holders.

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

The contingency has not been satisfied and, accordingly, the notes are not currently convertible. If the contingency were satisfied and all shares were converted, the notes would convert into approximately 2,857,000 shares of our common stock. If we change our capital structure (for example, through a stock dividend or stock split) while the notes are outstanding, the conversion price will be adjusted on a consistent basis and, accordingly, the number of shares of common stock we would issue on conversion would be adjusted.

The EITF reached a consensus regarding Issue No. 04-08, The Effect of Contingently Convertible Debt on EPS, that the dilutive effect of contingently convertible debt instruments should be included in the diluted earnings per share calculations in all periods, regardless of whether the contingency is met, unless the effect of such inclusion would be antidilutive. This consensus is effective for reporting periods ending on or after December 15, 2004. Accordingly, the shares issuable on conversion have been included, retroactive to the date the contingently convertible debt was issued, in our diluted shares calculation for the year ended December 31, 2004.

The holders of the notes have the right to extend the maturity of the contingent convertible notes for a period not to exceed three years. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the notes represents an embedded option subject to bifurcation. The embedded option was initially valued at $1.2 million and the convertible debt balance was reduced by the same amount. The convertible debt is accreted approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million. On our accompanying Consolidated Statements of Income, this accretion is a component of interest expense. The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments that will be made if the convertible debt maturity is extended an additional three years. Under this methodology, the embedded option has a current value of approximately $1.3 million. On our accompanying Consolidated Balance Sheet, our obligation related to the embedded option has been included as a component of the convertible note payable. From date of

NOTE 5:   INDEBTEDNESS (Continued)

issuance through December 31, 2004, the value of the embedded option increased by approximately $0.1 million and this increase is included as a component of interest expense on our accompanying Consolidated Statements of Income for the year ended December 31, 2004. The changes in carrying value of the convertible debt and fair value of the embedded option do not affect our cash flow and, if the embedded option is exercised, the value assigned to the embedded option will be amortized as a reduction to our 4% convertible debt interest expense over the periods payments are made. If the option is not exercised by some or all convertible debt holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

The notes evidencing the contingent subordinated convertible debt contains financial covenants related to EBITDA, total debt, and senior debt. We were in compliance with all financial covenants as of December 31, 2004.

Capital Lease

On June 30, 2004, we entered into a capital lease to finance the purchase of operating software. At inception of the capital lease, we recorded this transaction as a debt obligation in the amount of $2.7 million and as purchased software, also in the amount of $2.7 million, included on the balance sheet as a component of property and equipment. At December 31, 2004, the accumulated amortization related to this capital lease totaled $0.5 million. As this was a non-cash investing and financing activity, these initial amounts are not included on our Consolidated Statements of Cash Flows. Subsequent payments on the capital lease are included in our Consolidated Statements of Cash Flows during the period in which they are made. At December 31, 2004, our debt obligation related to this capital lease was approximately $1.8 million, of which approximately $0.9 million was classified as a current liability.

Deferred Acquisition Price

On January 31, 2003, we acquired 100% of the membership interests of Bankruptcy Services LLC (“BSI”), a provider of technology-based case management, consulting and administrative services for Chapter 11 restructurings, for a purchase price of $67.0 million. A portion of the purchase price was deferred which consists of a $4.0 million non-interest bearing note, payable in five annual installments, discounted using an imputed interest rate of 5% per annum. At December 31, 2004, the discounted value of the remaining note payments was approximately $3.2 million of which approximately $0.5 million was classified as a current liability.

Scheduled Principal Payments

Our long-term obligations, including credit facility debt outstanding as of December 31, 2004, convertible debt (including embedded option), deferred acquisition costs, and capitalized leases, mature as follows for year ending December 31 (in thousands):

2005	$7,650
2006	8,816
2007	57,066
2008	8,617
Total	$82,149

NOTE 6:   OPERATING LEASES

We have non-cancelable operating leases for office space at various locations expiring at various times through 2015. Each of the leases requires us to pay all executory costs (property taxes, maintenance and

NOTE 6:   OPERATING LEASES (Continued)

insurance). Additionally, we have non-cancelable operating leases for office equipment and automobiles expiring through 2008.

Future minimum lease payments during the years ending December 31 are as follows (in thousands):

2005	$2,699
2006	2,529
2007	2,236
2008	1,896
2009	1,515
Thereafter	8,086
Total minimum lease payments	$18,961

Expense related to operating leases was approximately $2.5 million, $1.0 million, and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 7:   STOCKHOLDERS’ EQUITY

On November 7, 2002, we completed a private placement of 2,000,000 shares of our common stock and received net proceeds of approximately $28.1 million, after underwriter’s discount and offering expenses of $1.9 million.

On January 31, 2003, we issued approximately 1,054,000 shares of restricted common stock, valued at approximately $16.5 million, as a part of the transaction to purchase the membership interests of BSI. Half of the restricted shares could not be sold, transferred or encumbered for a period of one year from the date of issue, and the other half of the restricted shares could not be sold, transferred or encumbered for a period of two years from the date of issue. As of February 2005, all shares of our common stock issued in connection with the BSI acquisition are unrestricted.

At this time we intend to retain our earnings to reduce our debt and for use in the operation and expansion of our business and, accordingly, do not expect to declare or pay any cash dividends during the foreseeable future. Under the terms of our convertible notes, we cannot pay dividends, other than stock dividends, on our capital stock until January 1, 2006. On and after January 1, 2006, the payment of dividends is within the discretion of our board of directors and will depend upon various factors, including future earnings, capital requirements, financial condition, the terms of our credit agreement, the terms of our subordinated contingent convertible notes, and other factors deemed relevant by the board of directors. There is no restriction on the ability of our subsidiaries to transfer funds to EPIQ in the form of cash dividends, loans or advances.

NOTE 8:   EMPLOYEE BENEFIT PLANS

Stock Purchase Plan

We have an employee stock purchase plan that provides an opportunity for employees to purchase shares of our common stock through payroll deduction. The purchase prices for all employee participants are based on the closing bid price on the last business day of the month.

NOTE 8:   EMPLOYEE BENEFIT PLANS (Continued)

Defined Contribution Plan

We have defined contribution 401(k) plans covering substantially all employees. For EPIQ and BSI employees, we match 60% of the first 10% of employee contributions and also have the option of making discretionary contributions. For Poorman-Douglas employees, the percent match is based on years of service. After three years of service, we match 100% of the first 6% of employee contributions. Our contributions under both plans were approximately $0.8 million, $0.4 million, and $0.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 9:   FINANCIAL INSTRUMENTS AND CONCENTRATIONS

Fair Value of Financial Instruments

Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could affect the estimates.

The fair value of cash, cash equivalents, trade receivables and notes receivable approximate fair value. Our notes payable are repriced frequently at market rates and approximate fair value. Our note related to the BSI deferred acquisition price is discounted at an imputed interest rate of 5%, and the carrying value approximates fair value. Our contingent subordinated convertible debt, which has a fixed interest rate of 4%, has a carrying value of $50.3 million and a fair value of $49.6 million. The fair value was calculated using a pricing model that incorporates assumptions regarding future volatility, interest rates and credit risk.

Significant Customer and Concentration of Credit Risk

On April 1, 2004, our exclusive national marketing arrangement with Bank of America became a non-exclusive arrangement with pricing established through September 30, 2006. We currently promote our Chapter 7 TCMS® software related products and services through marketing arrangements with various financial institutions. Bank of America has been, and continues to be, a significant customer and revenues recognized by us from Bank of America were approximately 24%, 51% and 82% of our total revenues for 2004, 2003 and 2002, respectively. These revenues are all related to our case management segment. Additionally, Bank of America represented approximately 12% and 57% of our accounts receivable balance as of December 31, 2004 and 2003, respectively.

NOTE 10:   INCOME TAXES

The following table presents the income from operations, all from domestic sources, before income taxes and the provision for (benefit from) income taxes (in thousands):

	Years Ended December 31,
	2004	2003	2002
Income from continuing operations before income taxes:	$15,449	$24,690	$15,712
Provision for income taxes from continuing operations:
Currently payable (receivable) income taxes
Federal	$(16)	$7,245	$4,438
State	83	2,886	1,007
Total	67	10,131	5,445
Deferred income taxes
Federal	5,843	28	441
State	476	6	60
Total	6,319	34	501
Provision for income taxes from continuing operations	6,386	10,165	5,946
Provision (benefit) for income taxes from discontinued operations:
Current income taxes	(1,452)	(1,855)	(1,812)
Deferred income taxes	1,889	(1,889)	879
Provisions (benefit) for income taxes from discontinued operations	437	(3,744)	(933)
Consolidated income tax provision	$6,823	$6,421	$5,013

A reconciliation of the provision for income taxes from continuing operations at the statutory rate (35% in 2004 and 2003 and 34% in 2002) to provision for income taxes from continuing operations at our effective rate is shown below (in thousands):

	Years Ended December 31,
	2004	2003	2002
Computed at the statutory rate	$5,407	$8,641	$5,342
Change in taxes resulting from:
State income taxes, net of federal tax effect	717	1,372	553
Other	262	152	51
Provision for income taxes from continuing operations	$6,386	$10,165	$5,946

During 2004, tax benefits related to the Poorman-Douglas acquisition of $0.5 million were recorded as a reduction to goodwill.

NOTE 10:   INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities on the accompanying Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$467	$164
Convertible debt	115	—
Intangible assets	127	1,890
Property and equipment and software development costs	—	109
State net operating loss carryforwards	781	—
Other	—	28
Total deferred tax assets	1,490	2,191
Deferred tax liabilities:
Prepaid expenses	494	342
Intangible assets	6,396	939
Property and equipment and software development costs	3,542	1,141
Total deferred tax liabilities	10,432	2,422
Net deferred tax liability	$(8,942)	$(231)

We have aggregate state operating loss carryforwards, primarily related to our acquisition of Poorman-Douglas, of $17.9 million. These carryforwards expire as follows: $1.5 million in 2014 and $16.4 million in 2019. Management believes that it is more likely than not that we will be able to utilize these carryforwards and, therefore, no valuation allowance is necessary.

The above net deferred tax liability is presented on the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2004	2003
Current deferred income tax assets	$754	$1,736
Long-term deferred income tax liabilities	(9,696)	(1,967)
	$(8,942)	$(231)

NOTE 11:   NET INCOME PER SHARE

The details of the calculation of basic and diluted net income per share from continuing operations are as follows (in thousands, except per share data):

	Year Ended December 31,
	2004			2003			2002
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic income per share from continuing operations	$9,063	17,848	$0.51	$14,525	17,619	$0.82	$9,766	14,775	$0.66
Effect of dilutive securities:
Stock options		411			485			534
Convertible debt	$647	1,569			—			—
Diluted income per share from continuing operations	$9,710	19,828	$0.49	$14,525	18,104	$0.80	$9,766	15,309	$0.64

Weighted-average outstanding stock options for the years ended December 31, 2004, 2003, and 2002, to purchase 1,464,000, 113,000 and 99,000 shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.

NOTE 12:   STOCK OPTIONS

During June 2004, our 2004 Equity Incentive Plan (the “2004 Plan”) was approved by our shareholders and replaced our 1995 Stock Option Plan, as amended (the “1995 Plan”). The 2004 Plan limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock to 3,000,000 shares. Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable or is forfeited will be available for further grants unless, in the case of options granted, related stock appreciation rights are exercised. At December 31, 2004, there were approximately 2,321,000 options available for future grants under the 2004 Plan. Under the 2004 Plan, the option price may not be less than 100% of the fair market value of the common stock on the date of grant for a non-qualified stock option or an incentive stock option (“ISO”). In the case of an ISO granted to an employee owning more than 10% of the voting stock of EPIQ, the option price may not be less than 110% of the fair market value of the common stock on the date of grant.

The Compensation Committee of the Board of Directors administers the 2004 Plan and has discretion to determine the term of an option, which may not be exercised more than ten years after the date of grant. In the case of an ISO granted to an employee owning more than 10% of the voting stock of EPIQ, the term may not exceed five years from the date of grant. Options may not be transferred by an optionee except by will or the laws of descent and distribution or to a family member by gift or qualified domestic relations order and are exercisable during the lifetime of an optionee only by the optionee or the optionee’s guardian or legal representatives. Assuming the option is otherwise still exercisable, options must be

NOTE 12:   STOCK OPTIONS (Continued)

exercised within one year of termination of employment due to death or disability, and within three months of any other termination of employment.

The Board of Directors may require in its discretion that any option granted becomes exercisable only in installments or after some minimum period of time, or both. The vesting schedule for outstanding options ranges from three months to five years.

During the year ended December 31, 2004, as inducements to new executives we granted, outside the 1995 Plan and 2004 Plan, stock options to acquire up to 300,000 shares of common stock. The options were granted at an option exercise price equal to fair market value of the common stock on the date of grant, were non-qualified options, were exercisable for up to ten years from the date of grant and vested 20% on the first anniversary of the grant date and continue to vest 20% per year on each anniversary of the grant date until fully vested. During the year, one of the executives transitioned from full-time employee status to a consulting role and his option to purchase 100,000 shares of common stock was terminated.

During the year ended December 31, 2003, as an inducement to a new executive we granted, outside the 1995 Plan and 2004 Plan, a stock option to acquire up to 100,000 shares of common stock. The option was granted at an option exercise price equal to fair market value of the common stock on the date of grant, were non-qualified options, were exercisable for up to ten years from the date of grant and vested 20% on the grant date and continues to vest 20% per year on each anniversary of the grant date until fully vested. During the year ended December 31, 2003, the vested portion of the option was exercised to purchase 20,000 shares of common stock.

Following is a summary of our stock options outstanding as of each year ended December 31 (in thousands, except price data):

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	2,192	$12.38	1,744	$6.87	1,293	$5.88
Granted	1,370	15.48	727	16.42	679	15.79
Forfeited	(232)	15.83	(87)	10.08	(91)	8.96
Exercised	(100)	5.75	(192)	5.36	(137)	3.00
Outstanding, end of year	3,230	13.65	2,192	12.38	1,744	6.87
Options exercisable, end of year	1,783		1,225		791
Weighted-average fair value of options granted during the year	$7.04		$8.34		$8.92

NOTE 12:   STOCK OPTIONS (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2004 (in thousands, except life and price data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.56 to $5.99	421	4.36 years	$4.35	404	$4.34
$6.00 to $12.99	408	6.57 years	10.20	303	10.33
$13.00 to $14.99	803	9.52 years	14.41	263	14.93
$15.00 to $16.99	1,101	8.64 years	16.06	650	16.29
$17.00 and over	497	8.35 years	17.80	163	17.43
	3,230	7.99 years	13.65	1,783	12.48

NOTE 13:   BUSINESS ACQUISITIONS

P-D Holding Corp.

On January 30, 2004, we acquired for cash 100% of the equity of P-D Holding Corp. and its wholly-owned subsidiary, Poorman-Douglas Corporation (collectively, “Poorman-Douglas”). We believe this acquisition provides complementary diversification to our existing legal services business as Poorman-Douglas is a provider of technology-based products and services for class action, mass tort and bankruptcy case administration. The total value of the transaction, including capitalized acquisition costs, was approximately $115.9 million. Based on our valuation, the purchase price has been allocated as follows (in thousands):

Current assets	$21,870
Deferred tax assets	6,620
Property and software	8,391
Trade names	1,100
Customer backlog	6,200
Customer relationships	2,300
Non-compete agreements	5,900
Goodwill	83,540
Current liabilities	(12,920)
Deferred tax liabilities	(7,125)
Total purchase price	$115,876

All acquired identifiable intangible assets are amortized on a straight-line basis as follows:  the trade names over two years, the customer backlog over three years, the customer relationships over twelve years, and the non-compete agreements over five years. The excess purchase price of $83.5 million was allocated to goodwill and is not amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired. The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, is not expected to be deductible for tax purposes.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying consolidated financial statements from the date of acquisition.

NOTE 13:   BUSINESS ACQUISITIONS (Continued)

A $10.0 million indemnity escrow is outstanding. As of December 31, 2004, we have not submitted any claims related to this escrow. The escrow arrangement terminates July 2005, at which time any unclaimed amount reverts to the selling shareholders.

Bankruptcy Services LLC

On January 31, 2003, we acquired 100% of the membership interests of Bankruptcy Services LLC (“BSI”), a provider of technology-based case management, consulting and administrative services for Chapter 11 cases. The total value of the transaction, including capitalized transaction costs, was $67.0 million of which $45.5 million was paid in cash, $16.5 million (1,054,000 shares) was paid in our common stock, $3.4 million was deferred in the form of a non-interest bearing note with a face value of $4.0 million discounted using an imputed interest rate of 5% per annum, $1.3 million of liabilities were assumed, and $0.3 million was paid in acquisition costs. The purchase price was allocated as follows (in thousands):

Current assets	$2,616
Property and software	755
Trade names	474
Customer backlog	4,700
Non-compete agreements	11,730
Goodwill	46,739
Total purchase price	$67,014

Customer backlog and the non-compete agreements are amortized using the straight-line method over, respectively, two years and ten years. Initially, the trade name was not amortized as it had an indefinite life. In conjunction with our acquisition of Poorman-Douglas we reassessed our use of all trade names. Accordingly, in February 2004 we commenced amortizing the BSI trade name on a straight-line basis over two years. The excess purchase price of $46.7 million was allocated to goodwill and is not amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired. The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, has been determined to be deductible for tax purposes.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying consolidated financial statements from the date of acquisition.

CPT Group, Inc.

On July 10, 2002, we acquired the Chapter 7 trustee business of CPT Group, Inc. The purchase price, including acquisition costs, totaled $0.9 million and was paid in cash. The purchase price was allocated primarily to customer contracts. The customer contracts, with an estimated fair value of $0.6 million at acquisition date, are being amortized on a straight-line basis over ten years. The remainder of the purchase price was allocated to goodwill, which is not being amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying consolidated financial statements from the date of acquisition.

NOTE 13:   BUSINESS ACQUISITIONS (Continued)

Pro Forma Information

Unaudited pro forma operations, assuming each purchase acquisition was made at the beginning of the year preceding the acquisition, are shown below (in thousands, except per share data):

	For the Years Ended December 31,
	2004	2003	2002
Total revenues	$132,103	$133,532	$63,368
Income from continuing operations	8,890	15,438	9,829
Discontinued operations	667	(5,818)	(1,533)
Net income	$9,557	$9,620	$8,296
Net income per share:
Income per share—Basic
Income from continuing operations	$0.50	$0.88	$0.66
Loss from discontinued operations	0.04	(0.33)	(0.10)
Net income per share—Basic	$0.54	$0.55	$0.56
Income per share—Diluted
Income from continuing operations	$0.48	$0.85	$0.64
Loss from discontinued operations	0.03	(0.32)	(0.10)
Net income per share—Diluted	$0.51	$0.53	$0.54

Pro forma data reflect the difference in amortization expense between EPIQ and the acquired company as well as other adjustments, including income taxes and management compensation. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been completed on that date nor is it necessarily indicative of future operating results.

NOTE 14:   DISCONTINUED OPERATIONS

The primary offering for our infrastructure software business was DataExpress®, a software product line that automates the exchange of data files between a company’s customers and their business partners. During November 2003, we determined that the infrastructure software business was no longer aligned with our long-term strategic objectives. Accordingly, we developed a plan to sell, within one year, our infrastructure software business. At the time, we determined that this business should be classified as a discontinued operation and that the related long-lived assets should be measured at the lower of their carrying amounts or fair value less cost to sell. Our estimated proceeds from the sale of our infrastructure software business, net of estimated selling costs, was less than the carrying amount of this business. As a result, for the year ended December 31, 2003 we reduced the carrying value of these assets, consisting of property and equipment, goodwill and other intangible assets, and recorded a pre-tax impairment charge, included in Discontinued Operations in the accompanying Consolidated Statements of Income, of approximately $7.6 million. The tax benefit related to this impairment charge, also included in Discontinued Operations in the accompanying Consolidated Statements of Income, was approximately $3.0 million.

On April 30, 2004, we sold our infrastructure software business to a private company with expertise in file transfer technology. As consideration, we received $0.5 million in cash and a $1.1 million note receivable bearing 6.5% interest and with monthly payments due through July 31, 2005. At December 31, 2004, the remaining balance related to this note receivable was $0.5 million. The buyer also acquired certain assets and assumed certain liabilities related to our infrastructure business. During the year ended December 31, 2004, we recognized a gain related to this sale of approximately $1.0 million, net of tax.

NOTE 14:   DISCONTINUED OPERATIONS (Continued)

The assets and liabilities of this discontinued business have been classified in the accompanying 2003 Consolidated Balance Sheet as held for sale. Revenues, cost of sales, and operating expenses related to this discontinued business, as well as the gain on sale, have been classified as “Discontinued Operations” in the accompanying Consolidated Statements of Income for all periods presented. Following is summary financial information for Discontinued Operations (in thousands):

Condensed balance sheets of discontinued operations:

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash	$—	$714
Trade accounts receivable, less allowance for doubtful accounts of $16 as of December 31, 2003	—	258
Other	—	332
Total Current Assets	—	1,304
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	—	173
Deferred revenue	—	964
Total Current Liabilities	—	1,137
Net assets of discontinued operations	$—	$167

Net revenue and pre-tax income (loss) from discontinued operations:

	Years Ended December 31,
	2004	2003	2002
Net revenue from discontinued operations	$661	$1,988	$2,020
Pre-tax income (loss) from discontinued operations	$1,104	$(9,562)	$(2,466)

NOTE 15:   SEGMENT REPORTING

During the quarter ended March 31, 2004, we changed the structure of our operating segments as a result of recent changes in our business operations. These changes included our decision, during November 2003, to hold for sale our infrastructure business and our acquisition, in January 2004, of Poorman-Douglas, a provider of technology-based products and services for class action, mass tort and bankruptcy case administration.

With these changes, performance is now assessed for our case management and document management operating segments. Case management solutions provide clients with integrated technology-based products and services for the automation of various administrative tasks. Document management solutions include proprietary technology and production services to ensure timely, accurate and complete execution of the many documents associated with multi-faceted legal cases and communications applications.

Each segment’s performance is assessed based on segment revenues less costs directly attributable to that segment. In management’s evaluation of performance certain costs, such as shared services, administrative staff, and executive management, are not allocated by segment and, accordingly, the

NOTE 15:   SEGMENT REPORTING (Continued)

following operating segment results do not include those unallocated costs. Assets reported within a segment are those assets used by the segment in its operations and consist of property and equipment, software, identifiable intangible assets and goodwill. All other assets are classified as unallocated.

Information concerning operations of our reportable segments is as follows (in thousands):

	Year Ended December 31, 2004
	Case Management	Document Management	Unallocated	Consolidated
Revenue:
Operating revenue	$68,526	$36,549	$—	$105,075
Reimbursed expenses	2,465	17,880	—	20,345
Total revenue	70,991	54,429	—	125,420
Costs and expenses:
Direct and administrative costs and depreciation and software amortization	28,204	41,507	23,086	92,797
Amortization of identifiable intangible assets	5,243	2,524	—	7,767
Acquisition related	—	—	2,197	2,197
Total operating expenses	33,447	44,031	25,283	102,761
Operating income	$37,544	$10,398	$(25,283)	22,659
Net expenses related to financing				(7,210)
Income from continuing operations before income taxes				15,449
Provision for income taxes				6,386
Net income from continuing operations				$9,063
Total assets	$131,233	$51,264	$57,591	$240,088
Provisions for depreciation and amortization	$9,505	$2,998	$1,791	$14,294
Capital expenditures, including capital leases	$5,326	$36	$4,464	$9,826

NOTE 15:   SEGMENT REPORTING (Continued)

	Year Ended December 31, 2003
	Case Management	Document Management	Unallocated	Consolidated
Revenue:
Operating revenue	$49,688	$12,730	$—	$62,418
Reimbursed expenses	311	5,207	—	5,518
Total revenue	49,999	17,937	—	67,936
Costs and expenses:
Direct and administrative costs and depreciation and software amortization	13,118	9,658	15,150	37,926
Amortization of identifiable intangible assets	2,102	1,508	—	3,610
Acquisition related	—	—	1,793	1,793
Total operating expenses	15,220	11,166	16,943	43,329
Operating income	$34,779	$6,771	$(16,943)	24,607
Net income related to financing				83
Income from continuing operations before income taxes				24,690
Provision for income taxes				10,165
Net income from continuing operations				$14,525
Total assets	$59,518	$26,806	$55,603	$141,927
Provisions for depreciation and amortization	$5,881	$1,516	$781	$8,178
Capital expenditures	$3,609	$—	$2,916	$6,525

NOTE 15:   SEGMENT REPORTING (Continued)

	Year Ended December 31, 2002
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue	$34,600	$984	$—	$35,584
Reimbursed expenses	—	672	—	672
Total revenue	34,600	1,656	—	36,256
Costs and expenses:
Direct and administrative costs and depreciation and software amortization	11,505	1,217	7,333	20,055
Amortization of identifiable intangible assets	350	—	—	350
Acquisition related	—	—	575	575
Total operating expenses	11,855	1,217	7,908	20,980
Operating income	$22,745	$439	$(7,908)	15,276
Net income related to financing				436
Income from continuing operations before income taxes				15,712
Provision for income taxes				5,946
Net income from continuing operations				$9,766
Total assets	$25,780	$9	$82,248	$108,037
Provisions for depreciation and amortization	$4,047	$15	$538	$4,600
Capital expenditures	$2,869	$—	$4,024	$6,893

NOTE 16:   ADDITIONAL CASH FLOWS INFORMATION

Additional Cash Information (in thousands)

	Year Ended December 31,
	2004	2003	2002
Interest paid	$3,877	$53	$151
Income taxes paid (received)	$(207)	$7,518	$3,128

Noncash Investing and Financing Activities

We acquired certain assets and assumed certain liabilities of Poorman-Douglas, BSI, and CPT Group in 2004, 2003, and 2002 respectively. During 2002, we received a settlement for contingencies related to a prior acquisition. Supplemental cash flow information related to these transactions is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Fair value of assets acquired	$135,921	$67,014	$852
Deferred obligation incurred in purchase transaction	—	(3,445)	—
Restricted stock issued	—	(16,500)	—
Settlement of contingencies from ROC acquisition	—	—	(170)
Liabilities assumed	(20,045)	(1,250)	—
Cash paid for acquisition	115,876	45,819	682
Cash acquired	2,765	2,556	—
Cash paid for acquisition, net of cash acquired	$113,111	$43,263	$682

*     *     *

EPIQ SYSTEMS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Allowance for doubtful receivables from continuing operations
For the year ended December 31, 2004	$340	$1,099		$(370)	$1,069
For the year ended December 31, 2003	$5	$347		$(12)	$340
For the year ended December 31, 2002	$5				$5

EXHIBIT INDEX

The following exhibits are filed with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description
3.1

Articles of Incorporation, as amended. Incorporated by reference and previously filed as an exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 9, 2001.

3.2

Bylaws, as amended and restated. Incorporated by reference and previously filed as an exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed with the Securities and Exchange Commission on May 11, 2001.

4.1	Reference is made to exhibits 3.1 and 3.2.
4.2

Securities Purchase Agreement dated as of June 10, 2004, among EPIQ Systems, Inc. and the Buyers listed on Exhibit A thereto. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2004.

4.3

Registration Rights Agreement dated as of June 10, 2004, among EPIQ Systems, Inc. and the Buyers listed on the Schedule of Buyers attached thereto. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2004.

4.4

Form of Contingent Convertible Subordinated Note. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2004.

4.5

Credit and Security Agreement dated as of July 20, 2004, among EPIQ Systems, Inc., the Lenders named therein, and KeyBank National Association, as Lead Arranger, Sole Book Runner. Incorporated by reference and previously filed as an exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 6, 2004.

10.1

1995 Stock Option Plan, as amended. Incorporated by reference and previously filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission (File No. 333-51525) on May 1, 1998.

10.2	2004 Equity Incentive Plan. Incorporated by reference and previously filed as an exhibit to the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 28, 2004.
10.3

Securities Purchase Agreement dated as of November 7, 2002, among the Company and the Purchasers named therein. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2002.

10.4

Membership Interest Purchase Agreement dated as of January 31, 2003, among Jay D. Chazanoff, Stephen R. Simms, Ron L. Jacobs, Kathleen Gerber, Bankruptcy Services LLC, EPIQ Systems Acquisition, Inc. and the Company. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2003.

10.5

Employment Agreement dated as of January 31, 2003, among Bankruptcy Services LLC, the Company and Ron Jacobs.  Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2003.

10.6

Employment Agreement dated as of January 31, 2003, among Bankruptcy Services LLC, the Company and Kathleen Gerber. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2003.

10.7

Stock Option Agreement among the Company, Bankruptcy Services LLC and Ron Jacobs dated as of January 31, 2003.  Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2003.

10.8

Agreement and Plan of Merger among P-D Holding Corp., the Company, PD Merger Corp., and Endeavour Capital Fund III, L.P., in its capacity as Shareholders’ Representative, dated as of January 30, 2004. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2004.

10.9

Agreement Related to Merger Agreement among the Company, P-D Holding Corp., certain shareholders of P-D Holding Corp. and Endeavour Capital Fund III, L.P., in its capacity as Shareholders’ Representative, dated as of January 30, 2004. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2004.

10.10

Employment and Non-Competition Agreement between Poorman-Douglas Corporation and Jeffrey B. Baker dated as of January 30, 2004. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2004.

10.11

Stock Option Agreement between the Company and Jeffrey B. Baker dated as of January 30, 2004. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2004.

21.1	List of Subsidiaries.*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accountants.*
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350.*

*                    Filed herewith.