Form 10-Q
period 2005-03-31
EPIQ SYSTEMS INC
filed 2005-05-10
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

The number of shares outstanding of registrant’s common stock at April 20, 2005:

Class	Outstanding
Common Stock, $.01 par value	17,895,654

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

REVENUE:
Case management	$19,885	$16,926
Document management	6,081	6,067
Operating revenue	25,966	22,993
Reimbursed expenses	5,495	3,019
Total Revenue	31,461	26,012

COSTS AND EXPENSES:
Direct costs	13,736	10,305
General and administrative	7,992	5,638
Depreciation and software amortization	1,774	1,381
Amortization of identifiable intangible assets	1,623	1,680
Acquisition related	—	2,181
Total Operating Expenses	25,125	21,185

INCOME FROM OPERATIONS	6,336	4,827

EXPENSES RELATED TO FINANCING:
Interest income	39	34
Interest expense	(801)	(1,522)
Net Expenses Related To Financing	(762)	(1,488)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,574	3,339

PROVISION FOR INCOME TAXES	2,324	1,338

NET INCOME FROM CONTINUING OPERATIONS	3,250	2,001

DISCONTINUED OPERATIONS:
Loss from operations of discontinued infrastructure software segment	—	(436)
Income tax benefit from operations of discontinued infrastructure software segment	—	172
TOTAL DISCONTINUED OPERATIONS	—	(264)

NET INCOME	$3,250	$1,737

NET INCOME PER SHARE INFORMATION:
Income per share – Basic
Income from continuing operations	$0.18	$0.11
Loss from discontinued operations	—	(0.01)
Net income per share – Basic	$0.18	$0.10

Income per share – Diluted
Income from continuing operations	$0.17	$0.11
Loss from discontinued operations	—	(0.01)
Net income per share – Diluted	$0.17	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,887	17,813
Diluted	21,112	18,237

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,507	$13,330
Short-term investments	3,850	—
Trade accounts receivable, less allowance for doubtful accounts of $1,345 and $1,069, respectively	24,644	18,690
Prepaid expenses	2,540	2,052
Income taxes refundable	1,460	3,477
Deferred income taxes	608	754
Other current assets	268	736
Total Current Assets	41,877	39,039

LONG-TERM ASSETS:
Property and equipment, net	19,512	20,431
Software development costs, net	5,805	5,838
Goodwill	147,728	147,728
Other intangibles, net of accumulated amortization of $8,630 and $11,707, respectively	22,434	24,057
Other	3,226	2,995
Total Long-term Assets, net	198,705	201,049
Total Assets	$240,582	$240,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,350	$4,263
Customer deposits	2,320	2,375
Accrued compensation	1,018	873
Other accrued expenses	1,263	899
Current maturities of long-term obligations	8,698	7,650
Total Current Liabilities	16,649	16,060

LONG-TERM LIABILITIES:
Deferred income taxes	9,793	9,696
Long-term obligations (excluding current maturities)	70,990	74,499
Total Long-term Liabilities	80,783	84,195

STOCKHOLDERS’ EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 50,000,000 shares authorized; issued and outstanding – 17,892,233 and 17,883,917 shares at March 31, 2005 and December 31, 2004, respectively	179	179
Additional paid-in capital	102,805	102,738
Retained earnings	40,166	36,916
Total Stockholders’ Equity	143,150	139,833
Total Liabilities and Stockholders’ Equity	$240,582	$240,088

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,250	$1,737
Adjustments to reconcile net income to net cash from operating activities:
Provision for deferred income taxes	243	227
Depreciation and software amortization	1,774	1,381
Loan fee amortization	284	615
Amortization of other intangible assets	1,623	1,680
Other	(57)	54
Changes in operating assets and liabilities, net of effects from business acquisition:
Trade accounts receivable	(6,230)	203
Prepaid expenses and other assets	(757)	(281)
Accounts payable and accrued expenses	(458)	(449)
Withholding and related liabilities assumed in the acquisition of a business and subsequently paid	—	(7,973)
Deferred revenue	—	4
Income taxes, including tax benefit from exercise of stock options	2,035	194
Net cash provided by (used in) operating activities	1,707	(2,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(404)	(1,251)
Software development costs	(437)	(479)
Cash paid for acquisition of business, net of cash acquired	—	(113,193)
Purchase of short-term investments	(4,000)	—
Sale of short-term investments	2,150	—
Other	(1,767)	19
Net cash used in investing activities	(4,458)	(114,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	5,000	92,000
Debt issuance costs	—	(2,473)
Principal payments under long-term debt obligations	(7,118)	(579)
Proceeds from exercise of stock options and warrants	46	287
Net cash provided by (used in) financing activities	(2,072)	89,235

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,823)	(28,277)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,330	30,347
Decrease in cash classified as held for sale	—	18
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,507	$2,088

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$834	$540
Income taxes paid	$46	$745

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

Short-term Investments

Short-term investments consist of auction rate securities issued by various governmental agencies throughout the United States.  These investments are classified as available for sale securities and are recorded at fair value.  The securities are long-term instruments; however, the interest rates are reset approximately every week, at which time we can sell the securities.  Due to this short time period between the reset dates of the interest rates, there are no unrealized gains or losses associated with these securities.

Comprehensive Income

We do not have any components of other comprehensive income; therefore comprehensive income equals net income.

Stock-Based Compensation

We account for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which requires compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Options awarded under our option plans are granted with an exercise price equal to the fair market value on the date of the grant. Had the compensation cost been determined based on the fair value at the grant dates based on the guidance provided by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, our net income and net income per share for the three months ended March 31, 2005 and 2004 would have been adjusted to the following pro forma amounts (in thousands, except per share data):

		Three Months Ended March 31,
		2005	2004

Net income, as reported		$3,250	$1,737
Add: stock-based employee compensation included in reported net earnings, net of tax		—	—
Deduct: stock-based employee compensation expense determined under fair value based method, net of tax		(3,066)	(1,155)
Net income, pro forma		$184	$582

Net income per share – Basic	As reported	$0.18	$0.10
	Pro forma	$0.01	$0.03

Net income per share – Diluted	As reported	$0.17	$0.10
	Pro forma	$0.01	$0.03

Pro forma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of stock options.  For the three months ended March 31, 2005, we did not assume conversion of the convertible notes as the effect was antidilutive.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  SFAS 153 expanded the scope of APB Opinion No. 29 to require that the nonmonetary exchange of similar productive assets should be measured based on the fair value of the assets exchanged.  We are required to adopt the provisions of SFAS 153 for our quarter ending September 30, 2005.  We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment.  SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.  SFAS 123R is effective for fiscal years beginning after June 15, 2005.  Accordingly, we will adopt SFAS 123R, likely using the modified version of prospective application, beginning with our quarter ending March 31, 2006.  Under the modified version of prospective application, compensation costs related to share-based compensation will be recognized in our financial statements for all periods beginning after December 31, 2005.  For comparative periods ending on or before December 31, 2005 which are presented in our 2006 and subsequent financial statements, share-based compensation costs will continue to be excluded from the financial statements but we will disclose these share-based compensation costs on a pro forma basis in a note to the financial statements.  Adoption of SFAS 123R will materially increase our recognized compensation expense and will have a material impact on our consolidated income statement and balance sheet.  We are unable to estimate the impact of adoption of this statement on our consolidated financial statements as the impact will depend, in part, on future stock awards and stock option awards made prior to the adoption date, whether any such awards granted are qualified or non-qualified, the vesting period of those awards, and forfeitures related to both existing awards and new awards.  Subsequent to December 31, 2004, our Compensation Committee approved acceleration of the vesting of certain unvested options for employees, including an executive officer, and non-employee directors.  The decision to accelerate the vesting of these options and eliminate future compensation expense was based primarily on a review of our long-term incentive programs considering the effect on our financial statements of changes in accounting rules that we must adopt in the future.  This action, which had an immaterial affect on our financial statements for the three months ended March 31, 2005, will reduce the impact of adoption of SFAS 123R on our consolidated financial statements. If, subsequent to March 31, 2005, no new awards were issued and no existing awards were forfeited, we estimate that adoption of SFAS 123R would increase our pre-tax compensation expense for the year ending December 31, 2006 by approximately $1.0 million.  We do not anticipate that adoption of SFAS 123R will have a material impact on our consolidated statement of cash flows.

NOTE 2:   INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial statements, and do not include all the information and notes required by GAAP for complete financial statements.  The financial statements should be read in conjunction with our audited financial statements and accompanying notes, which are included in our Form 10-K for the year ended December 31, 2004.

In the opinion of our management, the accompanying financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly our financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3:   NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed by dividing net income available to common shareholders, increased by the amount of interest expense, net of tax, related to outstanding convertible debt, by the weighted average number of outstanding common shares and shares that may be issued in future periods relating to outstanding stock options and convertible debt, if dilutive.

The computation of basic and diluted net income per share from continuing operations are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005			2004
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic net income per share from continuing operations	$3,250	17,887	$0.18	$2,001	17,813	$0.11

Effect of dilutive securities:
Stock options		368			424
Convertible debt	288	2,857		—	—

Diluted net income per share from continuing operations	$3,538	21,112	$0.17	$2,001	18,237	$0.11

Options to purchase approximately 2,823,000 and 324,000 shares of common stock for the three-month periods ended March 31, 2005 and 2004, respectively, were antidilutive and therefore not included in the computation of diluted net income per share from continuing operations.

NOTE 4:   GOODWILL AND INTANGIBLE ASSETS

Amortizing identifiable intangible assets at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$11,860	$3,794	$16,560	$7,656
Trade names	1,574	918	1,574	721
Non-compete agreements	17,630	3,918	17,630	3,330
	$31,064	$8,630	$35,764	$11,707

During the three months ended March 31, 2005, $4.7 million of identifiable intangible assets related to Bankruptcy Services LLC (“BSI”) customer contracts became fully amortized.  Accordingly, we wrote off both the identifiable intangible assets and the related accumulated amortization.

Aggregate amortization expense related to identifiable intangible assets was $1.6 million and $1.7 million for the three-month periods ended March 31, 2005 and 2004, respectively.  Amortization expense related to identifiable intangible assets for 2005 and the following five years is estimated as follows (in thousands):

Year Ended December 31,
2005	$5,904
2006	4,987
2007	3,027
2008	2,855
2009	1,773
2010	1,675

$20,221

At both March 31, 2005 and December 31, 2004, intangible assets not subject to amortization, consisting solely of goodwill, had a carrying value of $147.7 million.

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

All acquired identifiable intangible assets will be amortized on a straight-line basis as follows:  the trade names over two years, the customer backlog over three years, the customer relationships over twelve years, and the non-compete agreements over five years.  The excess purchase price of $83.5 million was allocated to goodwill and, in accordance with SFAS No. 142 Goodwill and Other Intangible Assets, is not being amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired.  The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, is not expected to be deductible for tax purposes.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying condensed consolidated financial statements from the date of acquisition.

Unaudited pro forma results of operations assuming the purchase acquisition was made at the beginning of 2004 are shown below (in thousands, except per share data):

Three Months Ended March 31, 2004

Revenue	$32,695

Net income from continuing operations	$1,809
Net income per share from continuing operations:
Basic	$0.10
Diluted	$0.10

The pro forma financial information is not necessarily indicative of what would have occurred had the acquisition been completed on that date nor is it necessarily indicative of future operations.

NOTE 6:   SEGMENT REPORTING

We have two operating segments: (i) case management and (ii) document management.  Case management solutions provide clients with integrated technology-based products and services for the automation of administrative tasks to address their business requirements.  Document management solutions include proprietary technology and production services to ensure timely, accurate and complete execution of documents related to a case.

Each segment’s performance is assessed based on segment revenues less costs directly attributable to each segment.  In management’s evaluation of performance, certain costs, such as shared services, administrative staff, and executive management, are not allocated by segment and, accordingly, the following operating segment results do not include such unallocated costs.  Assets reported within a segment are those assets used by the segment in its operations and consist of property and equipment, software, identifiable intangible assets and goodwill.  All other assets are classified as unallocated.  Infrastructure software was held for sale and is presented as a discontinued operation.  Consistent with guidance provided related to SFAS No. 131, we have not presented segment information related to our discontinued operation.

During the current year, we determined that certain revenues from reimbursed expenses and certain expenses, including reimbursed expenses, related to our Poorman-Douglas subsidiary acquired in January 2004 had not been recorded in the correct segment.  These classification errors did not affect our Consolidated Statements of Income, Balance Sheets, Statements of Cash Flows, or Statement of Changes in Stockholders’ Equity for any period previously reported.  Additionally, these errors do not affect historical or future net cash flows or compliance with any debt covenants.  However, the classification errors did affect our previously reported segment information disclosed in our 2004 quarterly reports filed on Form 10-Q and on our annual report filed on Form 10-K for the year ended December 31, 2004.  We will not amend our previously filed 2004 quarterly reports filed on Form 10-Q or our 2004 annual report filed on Form 10-K, but will restate our comparative 2004 quarterly segment information to correct these classification errors prospectively in our 2005 quarterly reports filed on Form 10-Q and our 2005 annual report filed on Form 10-K.  See Item 5 contained in Part II of this quarterly report on Form 10-Q for additional information regarding this restatement.

Following is a summary of segment information (in thousands):

	Three Months Ended March 31, 2005
	Case Management	Document Management	Unallocated	Consolidated
Revenue:
Operating revenue	$19,885	$6,081	$—	$25,966
Reimbursed expenses	896	4,599	—	5,495
Total revenue	20,781	10,680	—	31,461

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	8,094	8,144	7,264	23,502
Amortization of identifiable intangible assets	1,157	466	—	1,623
Acquisition related	—	—	—	—
Total operating expenses	9,251	8,610	7,264	25,125

Operating income	$11,530	$2,070	$(7,264)	6,336
Interest expense, net				762
Income from continuing operations before income taxes				5,574
Provision for income taxes				2,324

Net income from continuing operations				$3,250

Total assets	$129,917	$50,807	$59,858	$240,582
Provisions for depreciation and amortization	$2,244	$592	$561	$3,397

	Three Months Ended March 31, 2004
	(as restated)
	Case Management	Document Management	Unallocated	Consolidated
Revenue:
Operating revenue	$16,926	$6,067	$—	$22,993
Reimbursed expenses	655	2,364	—	3,019
Total revenue	17,581	8,431	—	26,012

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	6,053	6,161	5,110	17,324
Amortization of identifiable intangible assets	1,109	571	—	1,680
Acquisition related	—	—	2,181	2,181
Total operating expenses	7,162	6,732	7,291	21,185

Operating income	$10,419	$1,699	$(7,291)	4,827
Interest expense, net				1,488

Income from continuing operations before income taxes				3,339
Provision for income taxes				1,338

Net income from continuing operations				$2,001

Total assets	$135,741	$53,796	$57,602	$247,139
Provisions for depreciation and amortization	$2,084	$709	$268	$3,061

NOTE 7:   LONG-TERM OBLIGATIONS

The following is a summary of indebtedness outstanding (in thousands):

	March 31, 2005	December 31, 2004
Senior term loan	$20,313	$21,875
Senior revolving loan	5,000	5,000
Contingent convertible subordinated debt, including embedded option	49,913	50,292
Capital leases	1,772	1,773
Deferred acquisition price	2,690	3,209
Total indebtedness	$79,688	$82,149

Credit Facilities

We have a credit facility with KeyBank National Association as administrative agent.  This facility consists of a $25.0 million senior term loan, with amortizing quarterly principal payments of $1.6 million, and a $50.0 million senior revolving loan.  Both the senior term loan and the senior revolving loan mature June 30, 2008.  During the term of the loan we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $75.0 million.

The credit facility is secured by liens on our real property and a significant portion of our personal property and contains financial covenants related to earnings before interest, provision for income taxes, depreciation and amortization (“EBITDA”), total debt, senior debt, fixed charges and working capital.  We were in compliance with all financial covenants as of March 31, 2005.  As calculated at March 31, 2005, additional availability under the senior revolving loan was approximately $31.0 million.  As of March 31, 2005, our borrowings under the credit facility totaled $25.3 million, consisting of $20.3 million borrowed under the senior term loan and $5.0 million borrowed under the senior revolving loan.  Interest on the credit facility is generally based on a spread over the LIBOR rate.  As of March 31, 2005, the interest rate charged on outstanding borrowings ranged from 5.6% to 6.5%.

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

The note holders’ right to convert the notes is contingent on the market price of our common stock.  The shares are convertible only if the weighted average of the price of our common stock equals or exceeds $19.25 on any five consecutive trading days or if the weighted average price of our common stock is less than $10.75 on any five consecutive trading days.

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

The Emerging Issues Task Force (EITF) reached a consensus regarding Issue No. 04-08, The Effect of Contingently Convertible Debt on EPS, that the dilutive effect of contingently convertible debt instruments should be included in the diluted earnings per share calculations in all periods, regardless of whether the contingency is met, unless the effect of such inclusion would be antidilutive.  This consensus was effective for reporting periods ending on or after December 15, 2004.  Accordingly, the shares issuable on conversion have been included in our diluted shares calculation for the three months ended March 31, 2005.

The note holders have the right to extend the maturity of the contingent convertible subordinated notes for a period not to exceed three years.  Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the notes represents an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the convertible debt balance was reduced by the same amount.  The convertible debt is accreted approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million.  On our accompanying Condensed Consolidated Statements of Income, this accretion is a component of interest expense.  The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments that will be made if the convertible debt maturity is extended an additional three years.  Under this methodology, the embedded option has a current value of approximately $0.8 million.  On our accompanying Condensed Consolidated Balance Sheet, our obligation related to the embedded option has been included as a component of the convertible note payable.  During the three months ended March 31, 2005, the value of the embedded option decreased by approximately $0.5 million and this decrease is included as a reduction of interest expense on our accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2005.  The changes in carrying value of the convertible debt and fair value of the embedded option do not affect our cash flow and, if the embedded option is exercised, the value assigned to the embedded option will be amortized as a reduction to our 4% convertible debt interest expense over the periods payments are made.  If the option is not exercised by some or all note holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

The notes evidencing the contingent convertible subordinated debt contains financial covenants related to EBITDA, total debt, and senior debt.  We were in compliance with all financial covenants as of March 31, 2005.

Capital Lease

On June 30, 2004, we entered into a capital lease to finance the purchase of operating software.  At inception of the capital lease, we recorded this transaction as a debt obligation in the amount of $2.7 million and as purchased software, also in the amount of $2.7 million, included on the balance sheet as a component of property and equipment.  As this was a non-cash investing and financing activity, these initial amounts were not included on our Condensed Consolidated Statement of Cash Flows.  Subsequent payments on the capital lease are included in our statement of cash flows during the period in which they are made.  As of March 31, 2005, our debt obligation related to this capital lease was approximately $1.8 million, of which approximately $0.9 million was classified as a current liability.

Deferred Acquisition Price

On January 31, 2003, we acquired 100% of the membership interests of BSI, a provider of technology-based case management, consulting and administrative services for Chapter 11 restructurings, for a purchase price of $67.0 million.  A portion of the purchase price was deferred which consists of a $4.0 million non-interest bearing note, payable in five annual installments, discounted using an imputed interest rate of 5% per annum.  At March 31, 2005, the discounted value of the remaining note payments was approximately $2.7 million of which approximately $1.6 million was classified as a current liability.

Scheduled Principal Payments

Our long-term obligations, including credit facility debt, convertible debt (including embedded option), deferred acquisition costs, and capitalized leases, mature as follows for each twelve month period ending March 31 (in thousands):

2006	$8,698
2007	7,729
2008	56,699
2009	6,562
Total	$79,688

NOTE 8:   DISCONTINUED OPERATIONS

The primary offering of our former infrastructure software business was DataExpress®, a software product line that automates the exchange of data files between a company’s customers and their business partners.  During November 2003 (the “Measurement Date”), we determined that the infrastructure software segment was no longer aligned with our long-term strategic objectives.  Accordingly, we developed a plan to sell, within one year, the infrastructure software business.

On April 30, 2004, we sold our infrastructure software business to a private investor group with expertise in file transfer technology.  As consideration, we received $0.5 million in cash and a $1.1 million note receivable bearing 6.5% interest and due July 31, 2005.  The buyer also acquired certain assets and assumed certain liabilities related to our infrastructure business.

The disposal of the infrastructure business represents a discontinued operation.  Accordingly, for the three months ended March 31, 2004, revenues, cost of sales, and operating expenses related to this segment have been presented on the accompanying Condensed Consolidated Statements of Income under the caption “Discontinued Operations.”

The following table summarizes financial information for discontinued operations (in thousands):

Net revenue and pre-tax loss from discontinued operations:

	Three Months Ended March 31,
	2005	2004

Net revenue from discontinued operations	$—	$380

Pre-tax loss from discontinued operations	$—	$(436)

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We provide technology-based products and services for fiduciary management and claims administration applications. Our solutions enable clients to optimize the administration of large and complex bankruptcy, class action, mass tort, and other similar legal proceedings.  Our clients include corporations, attorneys, bankruptcy trustees and administrative professionals who require sophisticated case administration and document management capabilities, extensive subject matter expertise and a high service capacity. We provide clients with an integrated offering of both proprietary technology and value-added services that comprehensively address their extensive business requirements.

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

•      fees based on the number of claims in a case; and

•      fees for services, including technology services, claims reconciliation, document printing, noticing, balloting, voting tabulation and other professional services; and

•      reimbursement for costs incurred related to postage on mailing services.

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

A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units.  The estimate of fair value is highly subjective and requires significant judgment.  If we determine that the fair value of any reporting unit is less than the reporting unit’s carrying value, then we will recognize an impairment charge.  If goodwill on our balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition.  Our goodwill totaled $147.7 million as of March 31, 2005 and $148.5 million as of March 31, 2004.

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

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition.  Our identifiable intangible assets’ carrying value, net of amortization, was $22.4 million as of March 31, 2005 and $30.1 million as of March 31, 2004.

Results of Operations for the Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2004

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

The number of new bankruptcy filings each year may vary based on the level of consumer and business debt, the general economy, interest rate levels and other factors.  We believe the level of consumer and business debt is among the most important indicators of future bankruptcy filings.  The most recent available Federal Reserve Flow of Funds Accounts of the United States, dated March 10, 2005, reported increases in both consumer and business debt outstanding as compared with the same period of the prior year.

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

In April 2005, new federal bankruptcy legislation was passed and signed by President Bush.  The intent of this legislation, which is effective October 2005, is to move certain individual bankruptcy filings from Chapter 7, which liquidates most of the assets of the debtor and discharges most of the debtor’s liabilities, to Chapter 13, which does not liquidate the debtor’s assets but which requires partial repayment of the debtor’s liabilities.  We believe it is unlikely that this legislation will have a material impact on our business.

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

Consolidated Results

Revenue

Total revenue of $31.5 million for the three months ended March 31, 2005 represents an approximate 21% increase compared to $26.0 million of revenue for the same period in the prior year.  A significant part of our total revenue consists of reimbursement for certain expenses we incur, such as postage related to document management services.  We reflect the revenue from these reimbursed expenses as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Although reimbursed revenue and expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Revenue exclusive of reimbursed expenses, which we refer to as operating revenue, increased $3.0 million, or approximately 13%, to $26.0 million for the three months ended March 31, 2005 compared to $23.0 million for the same period in the prior year.  All revenue is directly related to a segment, and changes in revenue by segment are discussed below.

Costs and Expenses

Direct and administrative costs, including depreciation and software amortization, increased $6.2 million, or approximately 36%, to $23.5 million for the three months ended March 31, 2005 compared with $17.3 million for the same period in the prior year.

Direct and administrative costs, including depreciation and software amortization, not allocated to a segment increased $2.2 million, or 42%, to $7.3 million for the three months ended March 31, 2005 compared with $5.1 million for the three months ended March 31, 2004.  Unallocated direct and administrative costs, including depreciation and software amortization, increased due to a combination of factors, including the inclusion of three months of Poorman-Douglas’s operating expenses during the three months ended March 31, 2005 compared to two months of Poorman-Douglas’s unallocated expenses included in the three months ended March 31, 2004, an increase in estimated expense related to annual bonuses, increased professional fees, increased bad debt charges, and an increase in operating software amortization expense.

Amortization of identifiable intangible assets decreased $0.1 million to $1.6 million for the three months ended March 31, 2005 compared with $1.7 million for the same period in the prior year.  All identifiable intangible assets are directly related to a segment, and changes in amortization of identifiable intangible assets by segment are discussed below.

During the three months ended March 31, 2005, we did not have any acquisition related expenses.  Acquisition related expenses of $2.2 million for the three months ended March 31, 2004, resulted from non-capitalizable expenses consisting of executive bonuses, legal, accounting and valuation services, and travel incurred in connection with potential and completed transactions.

Interest

We incurred net interest expense of $0.8 million for the three months ended March 31, 2005 compared with net interest expense of $1.5 million for the three months ended March 31, 2004.  The decrease in interest expense resulted primarily from a decrease in the value of the embedded option related to the outstanding convertible debt, which resulted in a credit to interest expense, combined with a decrease in amortized loan fee expenses.

Effective Tax Rate

Our effective tax rate related to income from continuing operations increased from 40.1% for the three months ended March 31, 2004 to 41.7% for the three months ended March 31, 2005.  Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes, including taxes related to our New York operations which are subject to relatively high state and local New York tax rates, which have a combined 17.88% tax rate.

Business Segments

Revenue

Case management operating revenue increased $3.0 million, or approximately 17%, to $19.9 million for the three months ended March 31, 2005 compared to $16.9 million for the three months ended March 31, 2004.  This increase primarily results from the inclusion of three months of Poorman-Douglas’s operating revenue during the three months ended March 31, 2005 compared to two months of Poorman-Douglas’s operating revenue during the three months ended March 31, 2004.  The remainder of the increase in our case management operating revenue is primarily attributable to an increase in class action operating revenues, partly offset by a decrease in bankruptcy professional fees.

Document management operating revenue was approximately $6.1 million for both the three months ended March 31, 2005 and the three months ended March 31, 2004.  Poorman-Douglas, for which we recorded three months of revenue during the three months ended March 31, 2005 compared with two months revenue recorded for the three months ended March 31, 2004, had only a small increase in operating revenue primarily due to a decline in class action advertising-related revenue and bankruptcy noticing and related professional services.

Operating Expense

Case management direct and administrative expenses, including depreciation and software amortization, of $8.1 million increased $2.0 million, or approximately 34%, for the three months ended March 31, 2005 compared with $6.1 million for the same period in the prior year.  This increase primarily results from the inclusion of three months of Poorman-Douglas’s expenses during the three months ended March 31, 2005 compared to the inclusion of two months of Poorman-Douglas’s expenses for the three months ended March 31, 2004, as well as increased reimbursed costs and additional costs, primarily temporary labor and outside services, to support the increase in class action operating revenues.  We also had an increase in amortization costs related to operating system software.

Document management direct and administrative expenses, including depreciation and software amortization, of $8.1 million increased $1.9 million, or approximately 32%, for the three months ended March 31, 2005 compared with $6.2 million for the same period in the prior year.  This increase primarily results from the inclusion of three months of Poorman-Douglas’s expenses, including reimbursed expenses, for the three months ended March 31, 2005 compared to the inclusion of two months of Poorman-Douglas’s expenses, including reimbursed expenses, for the three months ended March 31, 2004.  Other document management expenses declined slightly, primarily due to decreased costs related to advertising-related revenue and decreased print costs related to the decrease in document management noticing and related professional fees.  Document management direct expenses include reimbursed expenses and other operating expenses which are more variable in nature than case management direct expenses.  Document management expenses will fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

Both the case management and document management segments have identifiable intangible assets.  Amortization of case management’s identifiable intangible assets increased $0.1 million to $1.2 million for the three months ended March 31, 2005 compared with $1.1 million for the same period in the prior year.  This increase is primarily the result of amortization of intangible assets resulting from Poorman-Douglas for three months for the three month period ended March 31, 2005 compared with only two months of amortization for these intangible assets during the three month period ended March 31, 2004.  Amortization of document management’s identifiable intangible assets decreased $0.1 million to $0.5 million for the three months ended March 31, 2005 compared with $0.6 million for the same period in the prior year.  This decrease is primarily attributable to the fact that certain document management intangible assets related to prior acquisitions became fully amortized during the three months ended March 31, 2005.  Note 5 of the Notes to Condensed Consolidated Financial Statements section of this report provides a summary of the total identified intangible assets, the scheduled amortization expense and the scheduled amortization periods for the Poorman-Douglas acquisition.

Liquidity and Capital Resources

Operating Activities

During the three months ended March 31, 2005, the primary sources of cash from operating activities were net income of $3.3 million and $3.9 million of adjustments for non-cash charges and credits, primarily depreciation and amortization.  These operating sources of cash were largely offset by a $6.2 million use of cash related to an increase in trade accounts receivable.  Trade accounts receivable increased primarily as the result of the timing of collections.  As a result, our operating activities generated net cash of $1.7 million for the three months ended March 31, 2005.

Investing Activities

During the three months ended March 31, 2005, we used approximately $1.9 million of net cash to acquire short-term investments, $0.4 million of cash to purchase property and equipment, and $0.4 million of cash to fund internal costs related to development of computer software for which technological feasibility has been established.

Financing Activities

During the three months ended March 31, 2005, we paid approximately $1.6 million related to our senior term loan and $0.6 million related to the BSI deferred acquisition price.  We also had $5.0 million of both borrowings and repayments related to our senior revolving loan.

As of March 31, 2005, our borrowings consisted of $49.9 million from the contingent convertible subordinated notes (including the fair value of the embedded option), $20.3 million under our senior term loan, $5.0 million under our senior revolving loan, and approximately $4.5 million of obligations related to capitalized leases and deferred acquisition price.

We believe that the funds generated from operations plus amounts available under our senior revolving loan will be sufficient over the next year to finance currently anticipated working capital requirements, software expenditures, property and equipment expenditures, payments for contractual obligations, interest payments due on our credit facility borrowings, and the required quarterly principal payments of $1.6 million on our senior term loan.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  SFAS 153 expanded the scope of APB Opinion No. 29 to require that the nonmonetary exchange of similar productive assets should be measured based on the fair value of the assets exchanged.  We are required to adopt the provisions of SFAS 153 for our quarter ending September 30, 2005.  We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment.  SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.  SFAS 123R is effective for fiscal years beginning after June 15, 2005.  Accordingly, we will adopt SFAS 123R, likely using the modified version of prospective application, beginning with our quarter ending March 31, 2006.  Under the modified version of prospective application, compensation costs related to share-based compensation will be recognized in our financial statements for all periods beginning after December 31, 2005.  For comparative periods ending on or before December 31, 2005 which are presented in our 2006 and subsequent financial statements, share-based compensation costs will continue to be excluded from the financial statements but we will disclose these share-based compensation costs on a pro forma basis in a note to the financial statements.  Adoption of SFAS 123R will materially increase our recognized compensation expense and will have a material impact on our consolidated income statement and balance sheet.  We are unable to estimate the impact of adoption of this statement on our consolidated financial statements as the impact will depend, in part, on stock awards and stock option awards made prior to the adoption date, whether awards granted were qualified or non-qualified, the vesting period of those awards, and forfeitures related to both existing awards and new awards.  Subsequent to December 31, 2004, our Compensation Committee approved acceleration of the vesting of certain unvested options for employees, including an executive officer and non-employee directors.  The decision to accelerate the vesting of these options and eliminate future compensation expense was based primarily on a review of our long-term incentive programs considering the effect on our financial statements of changes in accounting rules that we must adopt in the future.  This action, which had an immaterial affect on our financial statements for the three months ended March 31, 2005, will reduce the impact of adoption of SFAS 123R on our consolidated financial statements. If, subsequent to March 31, 2005, no new awards were issued and no existing awards were forfeited, we estimate that adoption of SFAS 123R would increase our pre-tax compensation expense for the year ending December 31, 2006 by approximately $1.0 million.  We do not anticipate that adoption of SFAS 123R will have a material impact on our consolidated statement of cash flows.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective” and “potential.”  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements.  Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  These factors include (1) any material changes in our total number of client engagements and the volume associated with each engagement, (2) any material changes in our Chapter 7 deposit portfolio, the services required or selected by our Chapter 11, Chapter 13, class action or mass tort engagements, or the number of cases processed by our Chapter 13 bankruptcy trustee clients, (3) material changes in the number of bankruptcy filings, class action filings or mass tort actions each year, (4) our reliance on and future changes in our marketing arrangement and pricing arrangements with Bank of America for Chapter 7 revenue, (5) the marketing and pricing arrangements with other Chapter 7 depository banks,  (6) the impact of recently enacted tort reform and bankruptcy reform legislation on the volume and timing of disposition of client engagements, (7) risks associated with the integration of acquisitions into our existing business operations, (8) risks associated with our indebtedness, and (9) other risks detailed from time to time in our SEC filings, including our annual report on Form 10-K for the year ended December 31, 2004.  In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements.  We undertake no obligations to update any forward-looking statements contained herein to reflect future events or developments.

ITEM 3.                  Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a certain financial instrument or group of financial instruments.  Our exposure to market risk has not changed significantly since December 31, 2004.

ITEM 4.                  Controls and Procedures.

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon that evaluation as of the end of the period covered by this report, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.                  Other Information.

During the current year we determined that certain revenues from reimbursed expenses and certain expenses, including reimbursed expenses, related to our Poorman-Douglas subsidiary acquired in January 2004 had not been recorded in the correct segment.

These classification errors did not affect our Consolidated Statements of Income, Balance Sheets, Statements of Cash Flows, or Statement of Changes in Stockholders’ Equity for any period previously reported.  Additionally, these errors do not affect historical or future net cash flows or compliance with any debt covenants.  However, the classification errors did affect our previously reported segment information disclosed in our 2004 quarterly reports filed on Form 10-Q and on our annual report filed on Form 10-K for the year ended December 31, 2004.  We will not amend our previously filed 2004 quarterly reports filed on Form 10-Q or our 2004 annual report filed on Form 10-K, but will restate our comparative 2004 quarterly segment information to correct these classification errors prospectively in our 2005 quarterly reports filed on Form 10-Q and our 2005 annual report filed on Form 10-K.  Following is a summary of the effects of the corrections to the segment disclosures for each of the 2004 quarters and for the fiscal year ended December 31, 2004.

	Three Months Ended March 31, 2004
	(as previously reported)
	Case	Document
	Management	Management	Unallocated	Consolidated

Revenue:
Operating revenue	$16,926	$6,067	$—	$22,993
Reimbursed expenses	104	2,915	—	3,019
Total revenue	17,030	8,982	—	26,012

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	5,568	6,771	4,985	17,324
Amortization of identifiable intangible assets	1,109	571	—	1,680
Acquisition related	—	—	2,181	2,181
Total operating expenses	6,677	7,342	7,166	21,185

Operating income	$10,353	$1,640	$(7,166)	4,827
Interest expense, net				1,488
Income from continuing operations before income taxes				3,339
Provision for income taxes				1,338
Net income from continuing operations				$2,001

	Three Months Ended March 31, 2004
	(as restated)
	Case	Document
	Management	Management	Unallocated	Consolidated

Revenue:
Operating revenue	$16,926	$6,067	$—	$22,993
Reimbursed expenses	655	2,364	—	3,019
Total revenue	17,581	8,431	—	26,012

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	6,053	6,161	5,110	17,324
Amortization of identifiable intangible assets	1,109	571	—	1,680
Acquisition related	—	—	2,181	2,181
Total operating expenses	7,162	6,732	7,291	21,185

Operating income	$10,419	$1,699	$(7,291)	4,827
Interest expense, net				1,488
Income from continuing operations before income taxes				3,339
Provision for income taxes				1,338
Net income from continuing operations				$2,001

	Three Months Ended June 30, 2004
	(as previously reported)
	Case	Document
	Management	Management	Unallocated	Consolidated

Revenue:
Operating revenue	$17,372	$12,224	$—	$29,596
Reimbursed expenses	1,226	4,086	—	5,312
Total revenue	18,598	16,310	—	34,908

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	6,919	12,986	5,918	25,823
Amortization of identifiable intangible assets	1,381	651	—	2,032
Total operating expenses	8,300	13,637	5,918	27,855

Operating income	$10,298	$2,673	$(5,918)	7,053
Interest expense, net				1,975
Income from continuing operations before income taxes				5,078
Provision for income taxes				2,095
Net income from continuing operations				$2,983

	Three Months Ended June 30, 2004
	(as restated)
	Case	Document
	Management	Management	Unallocated	Consolidated

Revenue:
Operating revenue	$17,372	$12,224	$—	$29,596
Reimbursed expenses	675	4,637	—	5,312
Total revenue	18,047	16,861	—	34,908

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	7,527	12,503	5,793	25,823
Amortization of identifiable intangible assets	1,381	651	—	2,032
Total operating expenses	8,908	13,154	5,793	27,855

Operating income	$9,139	$3,707	$(5,793)	7,053
Interest expense, net				1,975
Income from continuing operations before income taxes				5,078
Provision for income taxes				2,095
Net income from continuing operations				$2,983

	Three Months Ended September 30, 2004
	(as previously reported)
	Case	Document
	Management	Management	Unallocated	Consolidated

Revenue:
Operating revenue	$16,980	$11,671	$—	$28,651
Reimbursed expenses	569	6,474	—	7,043
Total revenue	17,549	18,145	—	35,694

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	7,421	13,806	6,108	27,335
Amortization of identifiable intangible assets	1,381	651	—	2,032
Acquisition related	—	—	16	16
Total operating expenses	8,802	14,457	6,124	29,383

Operating income	$8,747	$3,688	$(6,124)	6,311
Interest expense, net				1,621
Debt extinguishment expense				995
Income from continuing operations before income taxes				3,695
Provision for income taxes				1,534
Net income from continuing operations				$2,161

	Three Months Ended September 30, 2004
	(as restated)
	Case	Document
	Management	Management	Unallocated	Consolidated

Revenue:
Operating revenue	$16,980	$11,671	$—	$28,651
Reimbursed expenses	569	6,474	—	7,043
Total revenue	17,549	18,145	—	35,694

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	7,513	13,714	6,108	27,335
Amortization of identifiable intangible assets	1,381	651	—	2,032
Acquisition related	—	—	16	16
Total operating expenses	8,894	14,365	6,124	29,383

Operating income	$8,655	$3,780	$(6,124)	6,311
Interest expense, net				1,621
Debt extinguishment expense				995
Income from continuing operations before income taxes				3,695
Provision for income taxes				1,534
Net income from continuing operations				$2,161

	Year Ended December 31, 2004
	(as previously reported)
	Case	Document
	Management	Management	Unallocated	Consolidated

Revenue:
Operating revenue	$68,526	$36,549	$—	$105,075
Reimbursed expenses	2,465	17,880	—	20,345
Total revenue	70,991	54,429	—	125,420

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	28,204	41,507	23,086	92,797
Amortization of identifiable intangible assets	5,243	2,524	—	7,767
Acquisition related	—	—	2,197	2,197
Total operating expenses	33,447	44,031	25,283	102,761

Operating income	$37,544	$10,398	$(25,283)	22,659
Net expenses related to financing				7,210
Income from continuing operations before income taxes				15,449
Provision for income taxes				6,386
Net income from continuing operations				$9,063

	Year Ended December 31, 2004
	(as restated)
	Case	Document
	Management	Management	Unallocated	Consolidated

Revenue:
Operating revenue	$68,526	$36,549	$—	$105,075
Reimbursed expenses	2,465	17,880	—	20,345
Total revenue	70,991	54,429	—	125,420

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	29,107	40,604	23,086	92,797
Amortization of identifiable intangible assets	5,243	2,524	—	7,767
Acquisition related	—	—	2,197	2,197
Total operating expenses	34,350	43,128	25,283	102,761

Operating income	$36,641	$11,301	$(25,283)	22,659
Net expenses related to financing				7,210
Income from continuing operations before income taxes				15,449
Provision for income taxes				6,386
Net income from continuing operations				$9,063

ITEM 6.                  Exhibits.

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

EPIQ Systems, Inc.

Date:	May 10, 2005	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	May 10, 2005	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2005	/s/ Douglas W. Fleming
Douglas W. Fleming
Director of Finance
(Principal Accounting Officer)