Form 10-Q
period 2005-06-30
EPIQ SYSTEMS INC
filed 2005-07-29
CIK 1027207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒ No  ☐

The number of shares outstanding of registrant’s common stock at July 15, 2005:

Class	Outstanding
Common Stock, $.01 par value	17,925,627

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

REVENUE:
Case management	$19,746	$17,372	$39,631	$34,298
Document management	6,441	12,224	12,522	18,290
Operating revenue	26,187	29,596	52,153	52,588
Reimbursed expenses	5,448	5,312	10,944	8,332
Total Revenue	31,635	34,908	63,097	60,920

COSTS AND EXPENSES:
Direct costs	13,564	17,672	27,300	27,976
General and administrative	8,044	6,573	16,036	12,211
Depreciation and software amortization	1,775	1,578	3,549	2,959
Amortization of identifiable intangible assets	1,427	2,032	3,050	3,712
Acquisition related	—	—	—	2,181
Total Operating Expenses	24,810	27,855	49,935	49,039

INCOME FROM OPERATIONS	6,825	7,053	13,162	11,881

INTEREST EXPENSE (INCOME):
Interest income	(40)	(32)	(78)	(66)
Interest expense	1,884	2,007	2,685	3,529
Net Interest Expense (Income)	1,844	1,975	2,607	3,463

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,981	5,078	10,555	8,418

PROVISION FOR INCOME TAXES	2,077	2,095	4,401	3,433

NET INCOME FROM CONTINUING OPERATIONS	2,904	2,983	6,154	4,985

DISCONTINUED OPERATIONS:
Income from operations of discontinued infrastructure software segment (including gain on disposal of $1,626)	—	1,667	—	1,231
Income tax expense related to discontinued infrastructure software segment	—	(659)	—	(487)
TOTAL DISCONTINUED OPERATIONS	—	1,008	—	744

NET INCOME	$2,904	$3,991	$6,154	$5,729

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET INCOME PER SHARE INFORMATION:
Income per share – Basic
Income from continuing operations	$0.16	$0.16	$0.34	$0.28
Income from discontinued operations	—	0.06	—	0.04
Net income per share – Basic	$0.16	$0.22	$0.34	$0.32

Income per share – Diluted
Income from continuing operations	$0.15	$0.16	$0.32	$0.27
Income from discontinued operations	—	0.06	—	0.04
Net income per share – Diluted	$0.15	$0.22	$0.32	$0.31

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,904	17,831	17,896	17,822
Diluted	21,289	18,782	21,187	18,507

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,736	$13,330
Trade accounts receivable, less allowance for doubtful accounts of $1,658 and $1,069, respectively	22,674	18,690
Prepaid expenses	1,984	2,052
Income taxes refundable	2,772	3,477
Other current assets	1,055	1,490
Total Current Assets	42,221	39,039

LONG-TERM ASSETS:
Property and equipment, net	18,722	20,431
Software development costs, net	5,843	5,838
Goodwill	147,728	147,728
Other intangibles, net of accumulated amortization of $10,057 and $11,707, respectively	21,007	24,057
Other	3,376	2,995
Total Long-term Assets, net	196,676	201,049
Total Assets	$238,897	$240,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,408	$4,263
Customer deposits	2,466	2,375
Accrued compensation	1,908	873
Other accrued expenses	1,338	899
Current maturities of long-term obligations	8,732	7,650
Total Current Liabilities	17,852	16,060

LONG-TERM LIABILITIES:
Deferred income taxes	9,626	9,696
Long-term obligations (excluding current maturities)	65,128	74,499
Total Long-term Liabilities	74,754	84,195

STOCKHOLDERS’ EQUITY:
Common stockholder’s equity	146,291	139,833
Total Stockholders’ Equity	146,291	139,833
Total Liabilities and Stockholders’ Equity	$238,897	$240,088

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,154	$5,729
Adjustments to reconcile net income to net cash from operating activities:
Provision (benefit) for deferred income taxes	(304)	2,855
Depreciation and software amortization	3,549	2,959
Loan fee amortization	561	1,493
Amortization of other intangible assets	3,050	3,712
Gain on disposal of discontinued operations	—	(1,626)
Other, net	999	(176)
Changes in operating assets and liabilities, net of effects from business acquisition:
Trade accounts receivable	(4,573)	6,544
Prepaid expenses and other current assets	(654)	1,667
Accounts payable, customer deposits and accrued expenses	710	(1,488)
Withholding and related liabilities assumed in the acquisition of a business and subsequently paid	—	(7,973)
Income taxes, including tax benefit from exercise of stock options	822	1,297
Other, net	—	276
Net cash provided by operating activities	10,314	15,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(896)	(3,236)
Software development costs	(957)	(869)
Cash paid for acquisition of business, net of cash acquired	—	(113,115)
Purchase of short-term investments	(6,000)	—
Sale of short-term investments	6,000	—
Other, net	447	676
Net cash used in investing activities	(1,406)	(116,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	5,000	145,500
Debt issuance costs	—	(5,088)
Principal payments under long-term debt obligations	(13,681)	(56,254)
Proceeds from exercise of stock options and warrants	179	287
Net cash provided by (used in) financing activities	(8,502)	84,445

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	406	(16,830)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,330	30,347
Decrease in cash classified as held for sale	—	714
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,736	$14,231

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,682	$1,895
Income taxes paid	$3,861	$(573)

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

Stock-Based Compensation

We account for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which requires compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Options awarded under our option plans are granted with an exercise price equal to the fair market value on the date of the grant. Had the compensation cost been determined based on the fair value at the grant dates based on the guidance provided by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, our net income and net income per share for the three and six months ended June 30, 2005 and 2004 would have been adjusted to the following pro forma amounts (in thousands, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
Net income, as reported		$2,904	$3,991	$6,154	$5,729
Add: stock-based employee compensation included in reported net earnings, net of tax		—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax		(2,200)	(275)	(5,266)	(1,430)
Net income, pro forma		$704	$3,716	$888	$4,299

Net income per share – Basic	As reported	$0.16	$0.22	$0.34	$0.32
	Pro forma	$0.04	$0.21	$0.05	$0.24

Net income per share – Diluted	As reported	$0.15	$0.22	$0.32	$0.31
	Pro forma	$0.04	$0.20	$0.05	$0.24

Pro forma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of stock options.  For the three month and six month periods ended June 30, 2005, we did not assume conversion of the convertible notes as the effect was antidilutive.

Comprehensive Income

We do not have any components of other comprehensive income; therefore comprehensive income equals net income.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 requires retrospective application for reporting a change in accounting principle unless such application is impracticable or unless transition requirements specific to a newly adopted accounting principle require otherwise.  SFAS No. 154 also requires the reporting of a correction of an error by restating previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not anticipate that adoption of the statement will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  SFAS No. 153 expanded the scope of APB Opinion No. 29 to require that the nonmonetary exchange of similar productive assets should be measured based on the fair value of the assets exchanged.  We are required to adopt the provisions of SFAS No.153 for our quarter ending September 30, 2005.  We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment.  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.  SFAS No. 123R is effective for fiscal years beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R, likely using the modified version of prospective application, beginning with our quarter ending March 31, 2006.  Under the modified version of prospective application, compensation costs related to share-based compensation will be recognized in our financial statements for all periods beginning after December 31, 2005.  For comparative periods ending on or before December 31, 2005, which are presented in our 2006 and subsequent financial statements, share-based compensation costs will continue to be excluded from the financial statements, but we will disclose these share-based compensation costs on a pro forma basis in a note to the consolidated financial statements.  Adoption of SFAS No. 123R will materially increase our recognized compensation expense and will have a material impact on our consolidated income statement and balance sheet.  We are unable to estimate the impact of adoption of this statement on our consolidated financial statements as the impact will depend, in part, on future stock awards and stock option awards made prior to the adoption date, whether any such awards are qualified or non-qualified, the vesting period of those awards, and forfeitures related to both existing awards and new awards.  Subsequent to December 31, 2004, our compensation committee approved acceleration of the vesting of certain unvested options for employees, including an executive officer, and non-employee directors.  The decision to accelerate the vesting of these options and eliminate future compensation expense was based primarily on a review of our long-term incentive programs considering the effect on our financial statements of changes in accounting rules that we must adopt in the future.  This action, which had an immaterial affect on our financial statements for the three month and six month periods ended June 30, 2005, will reduce the impact of adoption of SFAS No. 123R on our future consolidated financial statements. If, subsequent to June 30, 2005, no new awards were issued and no existing awards were forfeited, we estimate that adoption of SFAS No. 123R would decrease our net income for the year ending December 31, 2006 by approximately $1.0 million.  We do not anticipate that adoption of SFAS No. 123R will have a material impact on our consolidated statement of cash flows.

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

In the opinion of our management, the accompanying financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly our financial position as of June 30, 2005, the results of operations for the three month and six month periods ended June 30, 2005 and 2004, and the results of cash flows for the six months ended June 30, 2005 and 2004.

The results of operations for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

The computation of basic and diluted net income per share from continuing operations are as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2005			2004
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic net income per share from continuing operations	$2,904	17,904	$0.16	$2,983	17,831	$0.16

Effect of dilutive securities:
Stock options		528			417
Convertible debt	291	2,857		55	534

Diluted net income per share from continuing operations	$3,195	21,289	$0.15	$3,038	18,782	$0.16

Options to purchase approximately 1,467,000 and 1,593,000 shares of common stock for the three month periods ended June 30, 2005 and 2004, respectively, were antidilutive and therefore not included in the computation of diluted net income per share from continuing operations.

	Six Months Ended June 30,
	2005			2004
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic net income per share from continuing operations	$6,154	17,896	$0.34	$4,985	17,822	$0.28

Effect of dilutive securities:
Stock options		434			418
Convertible debt	578	2,857		55	267

Diluted net income per share from continuing operations	$6,732	21,187	$0.32	$5,040	18,507	$0.27

Options to purchase approximately 2,020,000 and 952,000 shares of common stock for the six month periods ended June 30, 2005 and 2004, respectively, were antidilutive and therefore not included in the computation of diluted net income per share from continuing operations.

NOTE 4:   GOODWILL AND INTANGIBLE ASSETS

Amortizing identifiable intangible assets at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$11,860	$4,436	$16,560	$7,656
Trade names	1,574	1,115	1,574	721
Non-compete agreements	17,630	4,506	17,630	3,330
	$31,064	$10,057	$35,764	$11,707

During the six months ended June 30, 2005, $4.7 million of identifiable intangible assets related to Bankruptcy Services LLC (“BSI”) customer contracts became fully amortized.  Accordingly, we wrote off both the identifiable intangible assets and the related accumulated amortization.

Aggregate amortization expense related to identifiable intangible assets was $1.4 million and $2.0 million for the three month periods ended June 30, 2005 and 2004, respectively and was $3.1 million and $3.7 million for the six month periods ended June 30, 2005 and 2004, respectively.  Amortization expense related to identifiable intangible assets for 2005 and the following five years is estimated as follows (in thousands):

Year Ended December 31,
2005	$5,904
2006	4,987
2007	3,027
2008	2,855
2009	1,773
2010	1,675

$20,221

At both June 30, 2005 and December 31, 2004, intangible assets not subject to amortization, consisting solely of goodwill, had a carrying value of $147.7 million.

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

All acquired identifiable intangible assets amortize on a straight-line basis as follows:  the trade names over two years, the customer backlog over three years, the customer relationships over twelve years, and the non-compete agreements over five years.  The excess purchase price of $83.5 million was allocated to goodwill and, in accordance with SFAS No. 142 Goodwill and Other Intangible Assets, is not being amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired.  The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, is not expected to be deductible for tax purposes.

The acquisition was accounted for using the purchase method of accounting, with the operating results included in the accompanying condensed consolidated financial statements from the date of acquisition.

Unaudited pro forma results of operations, assuming the purchase acquisition was made at the beginning of 2004, are shown below (in thousands, except per share data):

Six Months Ended June 30, 2004

Revenue	$67,603

Net income from continuing operations	$5,550
Net income per share from continuing operations:
Basic	$0.31
Diluted	$0.30

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

During the current year, we determined that certain revenues from reimbursed expenses and certain expenses, including reimbursed expenses, related to our Poorman-Douglas subsidiary acquired in January 2004 had not been recorded in the correct segment.  These classification errors did not affect our Consolidated Statements of Income, Balance Sheets, Statements of Cash Flows, or Statement of Changes in Stockholders’ Equity for any period previously reported.  Additionally, these errors did not affect net cash flows or compliance with any debt covenants.  However, the classification errors did affect our previously reported segment information disclosed in our 2004 quarterly reports filed on Form 10-Q and on our annual report filed on Form 10-K for the year ended December 31, 2004.  We will not amend our previously filed 2004 quarterly reports filed on Form 10-Q or our 2004 annual report filed on Form 10-K, but are restating our comparative 2004 quarterly segment information to correct these classification errors in our 2005 quarterly reports filed on Form 10-Q and our 2005 annual report filed on Form 10-K.  See Item 5 contained in Part II of our quarterly report on Form 10-Q for the three months ended March 31, 2005 for additional information regarding this restatement.

Following is a summary of segment information (in thousands):

	Three Months Ended June 30, 2005
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue	$19,746	$6,441	$—	$26,187
Reimbursed expenses	747	4,701	—	5,448
Total revenue	20,493	11,142	—	31,635

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	7,729	8,518	7,136	23,383
Amortization of identifiable intangible assets	1,054	373	—	1,427
Acquisition related	—	—	—	—
Total operating expenses	8,783	8,891	7,136	24,810

Operating income	$11,710	$2,251	$(7,136)	6,825
Interest expense, net				1,844
Income from continuing operations before income taxes				4,981
Provision for income taxes				2,077

Net income from continuing operations				$2,904

Provisions for depreciation and amortization	$2,145	$497	$560	$3,202

	Three Months Ended June 30, 2004
	(as restated)
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue	$17,372	$12,224	$—	$29,596
Reimbursed expenses	675	4,637	—	5,312
Total revenue	18,047	16,861	—	34,908

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	7,527	12,503	5,793	25,823
Amortization of identifiable intangible assets	1,381	651	—	2,032
Acquisition related	—	—	—	—
Total operating expenses	8,908	13,154	5,793	27,855

Operating income	$9,139	$3,707	$(5,793)	7,053
Interest expense, net				1,975

Income from continuing operations before income taxes				5,078
Provision for income taxes				2,095

Net income from continuing operations				$2,983

Provisions for depreciation and amortization	$2,410	$731	$469	$3,610

	Six Months Ended June 30, 2005
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue	$39,631	$12,522	$—	$52,153
Reimbursed expenses	1,643	9,301	—	10,944
Total revenue	41,274	21,823	—	63,097

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	15,824	16,663	14,398	46,885
Amortization of identifiable intangible assets	2,211	839	—	3,050
Acquisition related	—	—	—	—
Total operating expenses	18,035	17,502	14,398	49,935

Operating income	$23,239	$4,321	$(14,398)	13,162
Interest expense, net				2,607
Income from continuing operations before income taxes				10,555
Provision for income taxes				4,401

Net income from continuing operations				$6,154

Provisions for depreciation and amortization	$4,389	$1,089	$1,121	$6,599

	Six Months Ended June 30, 2004
	(as restated)
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue	$34,298	$18,290	$—	$52,588
Reimbursed expenses	1,331	7,001	—	8,332
Total revenue	35,629	25,291	—	60,920

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	13,580	18,664	10,902	43,146
Amortization of identifiable intangible assets	2,490	1,222	—	3,712
Acquisition related	—	—	2,181	2,181
Total operating expenses	16,070	19,886	13,083	49,039

Operating income	$19,559	$5,405	$(13,083)	11,881
Interest expense, net				3,463
Income from continuing operations before income taxes				8,418
Provision for income taxes				3,433

Net income from continuing operations				$4,985

Provisions for depreciation and amortization	$4,495	$1,440	$736	$6,671

NOTE 7:   LONG-TERM OBLIGATIONS

The following is a summary of indebtedness outstanding (in thousands):

	June 30, 2005	December 31, 2004
Senior term loan	$18,750	$21,875
Senior revolving loan	—	5,000
Contingent convertible subordinated debt, including embedded option	50,614	50,292
Capital leases	1,773	1,773
Deferred acquisition price	2,723	3,209
Total indebtedness	$73,860	$82,149

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

The credit facility is secured by liens on our real property and a significant portion of our personal property and contains financial covenants related to earnings before interest, provision for income taxes, depreciation and amortization (“EBITDA”), total debt, senior debt, fixed charges and working capital.  We were in compliance with all financial covenants as of June 30, 2005.  As calculated at June 30, 2005, additional availability under the senior revolving loan was approximately $34.1 million.  As of June 30, 2005, our borrowings under the credit facility totaled $18.8 million, consisting solely of borrowings under the senior term loan.  Interest on the credit facility is generally based on a spread over the LIBOR rate.  As of June 30, 2005, the interest rate charged on outstanding borrowings under the senior term loan was 6.0%.

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

The Emerging Issues Task Force (EITF) reached a consensus regarding Issue No. 04-08, The Effect of Contingently Convertible Debt on EPS, that the dilutive effect of contingently convertible debt instruments should be included in the diluted earnings per share calculations in all periods, regardless of whether the contingency is met, unless the effect of such inclusion would be antidilutive.  This consensus, which was effective for reporting periods ending on or after December 15, 2004, also required that comparative prior periods be presented in conformity with EITF 04-08.  Accordingly, the shares issuable on conversion have been included in our diluted shares calculation for both the three month and six month periods ended June 30, 2005 and 2004.

The note holders have the right to extend the maturity of the contingent convertible subordinated notes for a period not to exceed three years.  Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the notes represents an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the convertible debt balance was reduced by the same amount.  The convertible debt is accreted approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million.  On our accompanying Condensed Consolidated Statements of Income, this accretion is a component of interest expense.  The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments that will be made if the convertible debt maturity is extended an additional three years.  Under this methodology, the embedded option has a current value of approximately $1.4 million.  On our accompanying Condensed Consolidated Balance Sheet, our obligation related to the embedded option has been included as a component of the convertible note payable.  During the three month and six month periods ended June 30, 2005, the value of the embedded option increased by approximately $0.6 million and $0.1 million, respectively.  These increases are included as a component of interest expense on our accompanying Condensed Consolidated Statements of Income for the three month and six month periods ended June 30, 2005.  The changes in carrying value of the convertible debt and fair value of the embedded option do not affect our cash flow and, if the embedded option is exercised, the value assigned to the embedded option will be amortized as a reduction to our 4% convertible debt interest expense over the periods payments are made.  If the option is not exercised by some or all note holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

The notes evidencing the contingent convertible subordinated debt contains financial covenants related to EBITDA, total debt, and senior debt.  We were in compliance with all financial covenants as of June 30, 2005.

Capital Lease

On June 30, 2004, we entered into a capital lease to finance the purchase of operating software.  At inception of the capital lease, we recorded this transaction as a debt obligation in the amount of $2.7 million and as purchased software, also in the amount of $2.7 million, included on the balance sheet as a component of property and equipment.  As this was a non-cash investing and financing activity, these initial amounts were not included on our Condensed Consolidated Statement of Cash Flows.  Subsequent payments on the capital lease are included in our statement of cash flows during the period in which they are made.  As of June 30, 2005, our debt obligation related to this capital lease was approximately $1.8 million, of which approximately $0.9 million was classified as a current liability.

Deferred Acquisition Price

On January 31, 2003, we acquired 100% of the membership interests of BSI, a provider of technology-based case management, consulting and administrative services for Chapter 11 bankruptcy restructurings, for a purchase price of $67.0 million.  A portion of the purchase price was deferred which consists of a $4.0 million non-interest bearing note, payable in five annual installments, discounted using an imputed interest rate of 5% per annum.  At June 30, 2005, the discounted value of the remaining note payments was approximately $2.7 million of which approximately $1.6 million was classified as a current liability.

Scheduled Principal Payments

Our long-term obligations, including credit facility debt, convertible debt (including embedded option), deferred acquisition costs, and capitalized leases, mature as follows for each twelve month period ending June 30 (in thousands):

2006	$8,732
2007	58,342
2008	6,786
Total	$73,860

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

The disposal of the infrastructure business represents a discontinued operation.  Accordingly, for the three month and six month periods ended June 30, 2004, revenues, cost of sales, and operating expenses related to this segment have been presented on the accompanying Condensed Consolidated Statements of Income under the caption “Discontinued Operations.”

The following table summarizes financial information for discontinued operations (in thousands):

Net revenue and pre-tax income from discontinued operations:

	Three Months Ended June 30,
	2005	2004

Net revenue from discontinued operations	$—	$281

Pre-tax income from discontinued operations	$—	$1,667

Net revenue and pre-tax income from discontinued operations:

	Six Months Ended June 30,
	2005	2004

Net revenue from discontinued operations	$—	$661

Pre-tax income from discontinued operations	$—	$1,231

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

Business combination accounting.  We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future.  Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed.  The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill.  This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.  Certain identifiable intangible assets, such as customer lists and covenants not to compete, are amortized on a straight-line basis over the intangible asset’s estimated useful life.  The estimated useful life of amortizable identifiable intangible assets range from two to 14 years.  Goodwill is not amortized.  Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results.

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

A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units.  The estimate of fair value is highly subjective and requires significant judgment.  If we determine that the fair value of any reporting unit is less than the reporting unit’s carrying value, then we will recognize an impairment charge.  If goodwill on our balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition.  Our goodwill totaled $147.7 million as of June 30, 2005 and $148.5 million as of June 30, 2004.

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

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition.  Our identifiable intangible assets’ carrying value, net of amortization, was $21.0 million as of June 30, 2005 and $28.1 million as of June 30, 2004.

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

Our case management segment generates revenue primarily through integrated technology-based products and services for class action, mass tort and bankruptcy proceedings that support client engagements that generally last several years and has a revenue profile that typically includes a recurring component.  Our document management segment generates revenue primarily through legal noticing services, reimbursement for costs incurred related to postage on mailing services, media campaign and advertising management and document custody services.  Document management revenue is generally less recurring due to the less predictable nature of the frequency, timing and magnitude of the clients’ business requirements.

The number of new bankruptcy filings each year may vary based on the level of consumer and business debt, the general economy, interest rate levels and other factors.  We believe the level of consumer and business debt is among the most important indicators of future bankruptcy filings.  The most recent available Federal Reserve Flow of Funds Accounts of the United States, dated June 9, 2005, reported increases in both consumer and business debt outstanding as compared with the same period of the prior year.

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

In April 2005, new federal bankruptcy legislation was passed and signed by President Bush.  The intent of this legislation, which is effective October 2005, is to move certain individual bankruptcy filings from Chapter 7, which liquidates most of the assets of the debtor and discharges most of the debtor’s liabilities, to Chapter 13 bankruptcy filings, which do not liquidate the debtor’s assets but which requires partial repayment of the debtor’s liabilities.  The legislation also affects Chapter 11 bankruptcy filings, in part by placing more strict limits on the period of time in which the debtor has an exclusive right to propose a reorganization plan, accelerating the time frame in which a debtor must determine whether to reject a lease, and potentially increasing certain priority claims.  We cannot predict the effect, if any, that this legislation will have on the number or type of bankruptcy filings.

We have acquired a number of businesses during the past several years.  In January 2003, we acquired BSI to expand our offerings to include an integrated solution of a proprietary technology platform and professional services for Chapter 11 bankruptcy restructurings. In January 2004, we acquired Poorman-Douglas and expanded our product and service offerings to include class action, mass tort, and other similar legal proceedings.

Results of Operations for the Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004

Consolidated Results

Revenue

Total revenue of $63.1 million for the six months ended June 30, 2005 represents an approximate 4% increase compared to $60.9 million of revenue for the same period in the prior year.  A significant part of our total revenue consists of reimbursement for certain expenses we incur, such as postage related to document management services.  We reflect the revenue from these reimbursed expenses as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Although reimbursed revenue and expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Revenue exclusive of reimbursed expenses, which we refer to as operating revenue, was stable at $52.2 million for the six months ended June 30, 2005 compared to $52.6 million for the same period in the prior year.  All revenue is directly related to a segment, and changes in revenue by segment are discussed below.

Costs and Expenses

Direct and administrative costs, including depreciation and software amortization, increased $3.8 million, or approximately 9%, to $46.9 million for the six months ended June 30, 2005 compared with $43.1 million for the same period in the prior year.

Direct and administrative costs, including depreciation and software amortization, not allocated to a segment increased $3.5 million, or 32%, to $14.4 million for the six months ended June 30, 2005 compared with $10.9 million for the six months ended June 30, 2004.  Unallocated direct and administrative costs, including depreciation and software amortization, increased due to a combination of factors, including an increase in estimated expense related to annual bonuses, increased professional fees, increased bad debt charges, an increase in operating software amortization expense, and the inclusion of six months of Poorman-Douglas’s operating expenses during the six months ended June 30, 2005 compared to five months of Poorman-Douglas’s unallocated expenses included in the six months ended June 30, 2004.

Amortization of identifiable intangible assets decreased $0.6 million to $3.1 million for the six months ended June 30, 2005 compared with $3.7 million for the same period in the prior year.  All identifiable intangible assets are directly related to a segment, and changes in amortization of identifiable intangible assets by segment are discussed below.

During the six months ended June 30, 2005, we did not have any acquisition related expenses.  Acquisition related expenses of $2.2 million for the six months ended June 30, 2004, resulted from non-capitalizable expenses consisting of executive bonuses, legal, accounting and valuation services, and travel incurred in connection with potential and completed transactions.

Interest

We incurred net interest expense of $2.6 million for the six months ended June 30, 2005 compared with net interest expense of $3.5 million for the six months ended June 30, 2004.  The decrease in interest expense resulted primarily from a decrease in amortized loan fee expenses and a decrease in borrowings, partly offset by an increase in the value of the embedded option related to the outstanding convertible debt.

Effective Tax Rate

Our effective tax rate related to income from continuing operations increased from 40.8% for the six months ended June 30, 2004 to 41.7% for the six months ended June 30, 2005.  Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes, including taxes related to our New York operations that are subject to relatively high state and local New York tax rates, which have a combined 17.88% tax rate.

Business Segments

Revenue

Case management operating revenue increased $5.3 million, or approximately 16%, to $39.6 million for the six months ended June 30, 2005 compared to $34.3 million for the six months ended June 30, 2004.  This increase is primarily attributable to an increase in class action operating revenues resulting from the timing of several large cases as well as the inclusion of six months of Poorman-Douglas’s operating revenue during the six months ended June 30, 2005 compared to five months of Poorman-Douglas’s operating revenue during the six months ended June 30, 2004.

Document management operating revenue declined $5.8 million, or approximately 32%, to $12.5 million for the six months ended June 30, 2005 compared to $18.3 million for the six months ended June 30, 2004.  This decrease is primarily attributable to a decline in advertising services.  The level, if any, of advertising services provided varies significantly depending on the characteristics of an individual case.  During the six months ended June 30, 2004, we had several large cases which required advertising services.  During the six months ended June 30, 2005, our case mix did not require significant advertising services.

Operating Expense

Case management direct and administrative expenses, including depreciation and software amortization, of $15.8 million increased $2.2 million, or approximately 17%, for the six months ended June 30, 2005 compared with $13.6 million for the same period in the prior year.  This increase primarily results from the inclusion of six months of Poorman-Douglas’s expenses during the six months ended June 30, 2005 compared to the inclusion of five months of Poorman-Douglas’s expenses for the six months ended June 30, 2004, as well as increased reimbursed costs and operating costs, primarily temporary labor and outside services, to support the increase in case management’s class action operating revenues.

Document management direct and administrative expenses, including depreciation and software amortization, of $16.7 million decreased $2.0 million, or approximately 11%, for the six months ended June 30, 2005 compared with $18.7 million for the same period in the prior year.  This decrease primarily results from decreased costs related to advertising revenue, partly offset by an increase in reimbursed expenses and the inclusion of six months of Poorman-Douglas’s expenses for the six months ended June 30, 2005 compared to the inclusion of five months of Poorman-Douglas’s expenses for the six months ended June 30, 2004.  Document management direct expenses include reimbursed expenses and other operating expenses which are more variable in nature than case management direct expenses.  Document management expenses will fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

Both the case management and document management segments have identifiable intangible assets.  Certain intangible assets acquired in the BSI acquisition became fully amortized during 2005.  As a result, amortization of case management identifiable intangible assets decreased $0.3 million to $2.2 million for the six months ended June 30, 2005 compared with $2.5 million for the same period in the prior year and amortization of document management identifiable intangible assets decreased $0.4 million to $0.8 million for the six months ended June 30, 2005 compared with $1.2 million for the same period in the prior year.

Results of Operations for the Three Months Ended June 30, 2005 Compared with the Three Months Ended June 30, 2004

Consolidated Results

Revenue

Total revenue of $31.6 million for the three months ended June 30, 2005 represents an approximate 9% decrease compared to $34.9 million of revenue for the same period in the prior year.  A significant part of our total revenue consists of reimbursement for certain expenses we incur, such as postage related to document management services.  We reflect the revenue from these reimbursed expenses as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Although reimbursed revenue and expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Revenue exclusive of reimbursed expenses, which we refer to as operating revenue, decreased $3.4 million, or approximately 12%, to $26.2 million for the three months ended June 30, 2005 compared to $29.6 million for the same period in the prior year.  All revenue is directly related to a segment, and changes in revenue by segment are discussed below.

Costs and Expenses

Direct and administrative costs, including depreciation and software amortization, decreased $2.4 million, or approximately 9%, to $23.4 million for the three months ended June 30, 2005 compared with $25.8 million for the same period in the prior year.

Direct and administrative costs, including depreciation and software amortization not allocated to a segment, increased $1.3 million, or 23%, to $7.1 million for the three months ended June 30, 2005 compared with $5.8 million for the three months ended June 30, 2004.  Unallocated direct and administrative costs, including depreciation and software amortization, increased due to a combination of factors, including an increase in estimated expense related to annual bonuses, increased professional fees, and an increase in operating system software amortization expense.

Amortization of identifiable intangible assets decreased $0.6 million to $1.4 million for the three months ended June 30, 2005 compared with $2.0 million for the same period in the prior year.  All identifiable intangible assets are directly related to a segment, and changes in amortization of identifiable intangible assets by segment are discussed below.

Interest

We incurred net interest expense of $1.8 million for the three months ended June 30, 2005 compared with net interest expense of $2.0 million for the three months ended June 30, 2004.  The decrease in interest expense resulted primarily from a decrease in amortized loan fee expenses and a decrease in borrowings, partly offset by an increase in the value of the embedded option related to the outstanding convertible debt.

Effective Tax Rate

Our effective tax rate related to income from continuing operations increased from 41.3% for the three months ended June 30, 2004 to 41.7% for the three months ended June 30, 2005.  Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes, including taxes related to our New York operations that are subject to relatively high state and local New York tax rates, which have a combined 17.88% tax rate.

Business Segments

Revenue

Case management operating revenue increased approximately $2.3 million, or 14%, to $19.7 million for the three months ended June 30, 2005 compared to $17.4 million for the three months ended June 30, 2004.  This increase is primarily attributable to an increase in class action operating revenues, partly offset by a decrease in bankruptcy database maintenance fees.

Document management operating revenue decreased by $5.8 million, or approximately 47%, to $6.4 million for the three months ended June 30, 2005 compared to $12.2 million for the three months ended June 30, 2004.  This decrease is primarily attributable to a decline in advertising services.  The level, if any, of advertising services provided varies significantly depending on the characteristics of an individual case.  During the three months ended June 30, 2004, we had several large cases which required advertising services.  During the three months ended June 30, 2005, our case mix did not require significant advertising services.

Operating Expense

Case management direct and administrative expenses, including depreciation and software amortization, of $7.7 million increased $0.2 million, or approximately 3%, for the three months ended June 30, 2005 compared with $7.5 million for the same period in the prior year.  This increase primarily results from an increase in expense for temporary labor.

Document management direct and administrative expenses, including depreciation and software amortization, of $8.5 million decreased $4.0 million, or approximately 32%, for the three months ended June 30, 2005 compared with $12.5 million for the same period in the prior year.  This decrease was primarily due to decreased costs related to advertising-related revenue.  Document management direct expenses include reimbursed expenses and other operating expenses which are more variable in nature than case management direct expenses.  Document management expenses will fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

Both the case management and document management segments have identifiable intangible assets.  Certain intangible assets acquired in the BSI acquisition became fully amortized during 2005.  As a result, amortization of case management’s identifiable intangible assets decreased $0.3 million to $1.1 million for the three months ended June 30, 2005 compared with $1.4 million for the same period in the prior year and amortization of document management’s identifiable intangible assets decreased $0.3 million to $0.4 million for the three months ended June 30, 2005 compared with $0.7 million for the same period in the prior year.

Liquidity and Capital Resources

Operating Activities

During the six months ended June 30, 2005, the primary sources of cash from operating activities were from net income of $6.2 million and adjustments of $7.9 million for non-cash charges and credits, primarily depreciation and amortization.  These operating sources of cash were largely offset by a $4.6 million use of cash related to an increase in trade accounts receivable.  Trade accounts receivable increased primarily as the result of the timing of collections.  As a result, our operating activities generated net cash of $10.3 million for the six months ended June 30, 2005.

Investing Activities

During the six months ended June 30, 2005, we used approximately $0.9 million of net cash to purchase property and equipment and $1.0 million of cash to fund internal costs related to development of computer software for which technological feasibility has been established.

Financing Activities

During the six months ended June 30, 2005, we paid approximately $5.0 million, net, related to our revolving loan, $3.1 million related to our senior term loan and $0.6 million related to the BSI deferred acquisition price.

As of June 30, 2005, our borrowings consisted of $50.6 million from the contingent convertible subordinated notes (including the fair value of the embedded option), $18.8 million under our senior term loan, and approximately $4.5 million of obligations related to capitalized leases and deferred acquisition price.

We believe that the funds generated from operations plus amounts available under our senior revolving loan will be sufficient over the next year to finance currently anticipated working capital requirements, software expenditures, property and equipment expenditures, payments for contractual obligations, interest payments due on our credit facility borrowings, and the required quarterly principal payments of $1.6 million on our senior term loan.  As calculated at June 30, 2005, additional availability under the senior revolving loan was approximately $34.1 million.

We may pursue an acquisition in the future, and we may use the availability under our revolving loan and cash on hand to finance a future acquisition.  If the acquisition price exceeds the capacity of these sources of financing, we may decide to issue equity, restructure our credit facility, partly finance the acquisition with a note payable, or some combination of the preceding.  Covenants contained in our credit facility and our convertible debt agreement may limit our ability to consummate an acquisition.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 requires retrospective application for reporting a change in accounting principle unless such application is impracticable or unless transition requirements specific to a newly adopted accounting principle require otherwise.  SFAS No. 154 also requires the reporting of a correction of an error by restating previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not anticipate that adoption of the statement will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  SFAS No. 153 expanded the scope of APB Opinion No. 29 to require that the nonmonetary exchange of similar productive assets should be measured based on the fair value of the assets exchanged.  We are required to adopt the provisions of SFAS No.153 for our quarter ending September 30, 2005.  We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment.  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.  SFAS No. 123R is effective for fiscal years beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R, likely using the modified version of prospective application, beginning with our quarter ending March 31, 2006.  Under the modified version of prospective application, compensation costs related to share-based compensation will be recognized in our financial statements for all periods beginning after December 31, 2005.  For comparative periods ending on or before December 31, 2005, which are presented in our 2006 and subsequent financial statements, share-based compensation costs will continue to be excluded from the financial statements, but we will disclose these share-based compensation costs on a pro forma basis in a note to the consolidated financial statements.  Adoption of SFAS No. 123R will materially increase our recognized compensation expense and will have a material impact on our consolidated income statement and balance sheet.  We are unable to estimate the impact of adoption of this statement on our consolidated financial statements as the impact will depend, in part, on future stock awards and stock option awards made prior to the adoption date, whether any such awards are qualified or non-qualified, the vesting period of those awards, and forfeitures related to both existing awards and new awards.  Subsequent to December 31, 2004, our compensation committee approved acceleration of the vesting of certain unvested options for employees, including an executive officer, and non-employee directors.  The decision to accelerate the vesting of these options and eliminate future compensation expense was based primarily on a review of our long-term incentive programs considering the effect on our financial statements of changes in accounting rules that we must adopt in the future.  This action, which had an immaterial affect on our financial statements for the three month and six month periods ended June 30, 2005, will reduce the impact of adoption of SFAS No. 123R on our future consolidated financial statements. If, subsequent to June 30, 2005, no new awards were issued and no existing awards were forfeited, we estimate that adoption of SFAS No. 123R would decrease our net income for the year ending December 31, 2006 by approximately $1.0 million.  We do not anticipate that adoption of SFAS No. 123R will have a material impact on our consolidated statement of cash flows.

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

ITEM 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of the end of the period covered by this quarterly report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were sufficiently effective at a reasonable assurance level to ensure that the information required to be disclosed in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms for Form 10-Q, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, other than as follows:

•                  We implemented a new general ledger system for certain of our legal entities;

•                  We changed the software we are using for our consolidation process; and

•                  We have appointed a corporate controller.

Management believes that the conversion to the new general ledger system was adequately tested and that we have established controls over financial reporting related to the new general ledger system and consolidation process sufficient to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  We believe the appointment of a corporate controller will enhance our controls over financial reporting by providing additional review and oversight.

PART II - OTHER INFORMATION

ITEM 4: Submission of Matters to a Vote of Security Holders

Our annual meeting of the shareholders was held on June 8, 2005, at which the shareholders elected the directors named below.  The results of the voting at the annual meeting were as follows:

Election of Directors	For	Withhold Authority

Tom W. Olofson	16,338,445	168,454
Christopher E. Olofson	16,391,568	115,331
W. Bryan Satterlee	16,002,161	504,738
Edward M. Connolly, Jr.	16,000,586	506,313
James A. Byrnes	16,001,001	505,898
Joel Pelofsky	16,056,283	450,616

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

EPIQ Systems, Inc.

Date:	July 29, 2005	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	July 29, 2005	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2005	/s/ Douglas W. Fleming
Douglas W. Fleming
Director of Finance
(Principal Accounting Officer)