Form 10-Q
period 2005-09-30
EPIQ SYSTEMS INC
filed 2005-10-28
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐

No  ☒

The number of shares outstanding of registrant’s common stock at October 12, 2005:

Class	Outstanding
Common Stock, $.01 par value	18,008,699

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Income — Three and nine months ended September 30, 2005 and 2004 (Unaudited)	1
	Condensed Consolidated Balance Sheets — September 30, 2005 and December 31, 2004 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2005 and 2004 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28
PART II - OTHER INFORMATION
Item 6.	Exhibits	29
Signatures		30

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
REVENUE:
Case management	$18,469	$16,980	$58,100	$51,278
Document management	7,373	11,671	19,895	29,961
Operating revenue	25,842	28,651	77,995	81,239
Reimbursed expenses	6,174	7,043	17,118	15,375
Total Revenue	32,016	35,694	95,113	96,614

COSTS AND EXPENSES:
Direct costs	14,775	18,533	42,074	46,509
General and administrative	7,035	6,998	23,071	19,209
Depreciation and software amortization	1,732	1,804	5,281	4,763
Amortization of identifiable intangible assets	1,442	2,032	4,492	5,744
Acquisition related	114	16	114	2,197
Total Operating Expenses	25,098	29,383	75,032	78,422

INCOME FROM OPERATIONS	6,918	6,311	20,081	18,192

EXPENSES RELATED TO FINANCING:
Interest income	(28)	(32)	(106)	(98)
Interest expense	1,623	1,653	4,309	5,182
Debt extinguishment	—	995	—	995
Net Expenses Related to Financing	1,595	2,616	4,203	6,079

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,323	3,695	15,878	12,113

PROVISION FOR INCOME TAXES	2,236	1,534	6,637	4,968

NET INCOME FROM CONTINUING OPERATIONS	3,087	2,161	9,241	7,145

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued infrastructure software segment (including gain on disposal of $1,616)	—	(127)	—	1,104
Income tax expense (benefit) related to discontinued infrastructure software segment	—	50	—	(436)
TOTAL DISCONTINUED OPERATIONS	—	(77)	—	668

NET INCOME	$3,087	$2,084	$9,241	$7,813

EPIQ SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (In Thousands, Except Per Share Data)

(Unaudited)

(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET INCOME PER SHARE INFORMATION:
Income per share — Basic
Income from continuing operations	$0.17	$0.12	$0.52	$0.40
Income from discontinued operations	—	(0.01)	—	0.04
Net income per share — Basic	$0.17	$0.11	$0.52	$0.44

Income per share — Diluted
Income from continuing operations	$0.16	$0.12	$0.48	$0.39
Income from discontinued operations	—	(0.01)	—	0.03
Net income per share — Diluted	$0.16	$0.11	$0.48	$0.42

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,942	17,867	17,911	17,837
Diluted	21,718	21,135	21,259	19,388

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,203	$13,330
Trade accounts receivable, less allowance for doubtful accounts of $1,738 and $1,069, respectively	26,653	18,690
Prepaid expenses	2,638	2,052
Income taxes refundable	3,617	3,477
Other current assets	1,228	1,490
Total Current Assets	47,339	39,039

LONG-TERM ASSETS:
Property and equipment, net	19,663	20,431
Software development costs, net	5,861	5,838
Goodwill	147,585	147,728
Other intangibles, net of accumulated amortization of $11,499 and $11,707, respectively	20,195	24,057
Other	2,170	2,995
Total Long-term Assets, net	195,474	201,049
Total Assets	$242,813	$240,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,911	$4,263
Customer deposits	2,605	2,375
Accrued compensation	1,630	873
Other accrued expenses	2,195	899
Current maturities of long-term obligations	8,822	7,650
Total Current Liabilities	19,163	16,060

LONG-TERM LIABILITIES:
Deferred income taxes	9,158	9,696
Long-term obligations (excluding current maturities)	64,093	74,499
Total Long-term Liabilities	73,251	84,195

STOCKHOLDERS’ EQUITY:
Common stockholders’ equity	150,399	139,833
Total Stockholders’ Equity	150,399	139,833
Total Liabilities and Stockholders’ Equity	$242,813	$240,088

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,241	$7,813
Adjustments to reconcile net income to net cash from operating activities:
Provision (benefit) for deferred income taxes	16	2,962
Depreciation and software amortization	5,281	4,763
Loan fee amortization and debt extinguishment	833	2,830
Amortization of other intangible assets	4,492	5,744
Change in valuation of embedded option and convertible debt	763	331
Gain on disposal of discontinued operations	—	(1,616)
Other, net	972	151
Changes in operating assets and liabilities, net of effects from business acquisition:
Trade accounts receivable	(8,632)	4,630
Prepaid expenses and other current assets	(1,374)	614
Accounts payable, customer deposits and accrued expenses	1,870	(2,738)
Withholding and related liabilities assumed in the acquisition of a business and subsequently paid	—	(7,973)
Income taxes, including tax benefit from exercise of stock options	275	2,610
Other, net	—	266
Net cash provided by operating activities	13,737	20,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,035)	(4,660)
Software development costs	(1,480)	(1,223)
Business combinations, net of cash acquired	(650)	(113,111)
Purchase of short-term investments	(6,000)	—
Sale of short-term investments	6,000	—
Other, net	502	967
Net cash used in investing activities	(4,663)	(118,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	6,000	188,500
Debt issuance costs	—	(6,054)
Principal payments under long-term debt and capital lease obligations	(16,104)	(105,894)
Proceeds from exercise of stock options and warrants	903	553
Net cash provided by (used in) financing activities	(9,201)	77,105

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(127)	(20,535)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,330	30,347
Decrease in cash classified as held for sale	—	714
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,203	$10,526

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,649	$2,833
Income taxes paid (received)	$6,339	$(505)

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

Stock-Based Compensation

We account for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which requires compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Options awarded under our option plans are granted with an exercise price equal to the fair market value on the date of the grant. Had the compensation cost been determined based on the fair value at the grant dates based on the guidance provided by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, our net income and net income per share for the three and nine months ended September 30, 2005 and 2004 would have been adjusted to the following pro forma amounts (in thousands, except per share data):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2005	2004	2005	2004
Net income, as reported		$3,087	$2,084	$9,241	$7,813
Add: stock-based employee compensation included in reported net earnings, net of tax		—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax		(216)	(785)	(5,482)	(2,215)
Net income, pro forma		$2,871	$1,299	$3,759	$5,598

Net income per share — Basic	As reported	$0.17	$0.11	$0.52	$0.44
	Pro forma	$0.16	$0.07	$0.21	$0.31

Net income per share — Diluted	As reported	$0.16	$0.11	$0.48	$0.42
	Pro forma	$0.15	$0.07	$0.21	$0.31

Pro forma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of stock options.  For the nine month period ended September 30, 2005 and the three and nine month periods ended September 30, 2004, we did not assume conversion of the convertible notes as the effect was antidilutive.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application for reporting a change in accounting principle unless such application is impracticable or unless transition requirements specific to a newly adopted accounting principle require otherwise.  SFAS No. 154 also requires the reporting of a correction of an error by restating previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment.  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.  SFAS No. 123R is effective for EPIQ beginning January 1, 2006.  Accordingly, we will adopt SFAS No. 123R, likely using the modified version of prospective application, beginning with our quarter ending March 31, 2006.  Under the modified version of prospective application, compensation costs related to share-based compensation will be recognized in our financial statements for all periods beginning after December 31, 2005.  For comparative periods ending on or before December 31, 2005, which are presented in our 2006 and subsequent financial statements, share-based compensation costs will continue to be excluded from the financial statements, but we will disclose these share-based compensation costs on a pro forma basis in a note to the consolidated financial statements.  Adoption of SFAS No. 123R will materially increase our recognized compensation expense and will have a material impact on our consolidated income statement and balance sheet.  We are unable to estimate the impact of adoption of this statement on our consolidated financial statements as the impact will depend, in part, on future stock awards and stock option awards made prior to the adoption date, whether any such awards are qualified or non-qualified, the vesting period of those awards, and forfeitures related to both existing awards and new awards.  During February 2005, our compensation committee approved acceleration of the vesting of certain unvested options for employees, including an executive officer, and non-employee directors.  The decision to accelerate the vesting of these options and eliminate future compensation expense was based primarily on a review of our long-term incentive programs considering the effect on our financial statements of changes in accounting rules that we must adopt in the future.  This action, which had an immaterial effect on our financial statements for the three month and nine month periods ended September 30, 2005, will reduce the impact of adoption of SFAS No. 123R on our future consolidated financial statements. If, subsequent to September 30, 2005, no new awards were issued and no existing awards were forfeited, we estimate that adoption of SFAS No. 123R would decrease our net income for the year ending December 31, 2006 by approximately $1.0 million.  We do not anticipate that adoption of SFAS No. 123R will have a material impact on our consolidated statement of cash flows.

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

In the opinion of our management, the accompanying financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly our financial position as of September 30, 2005, the results of operations for the three month and nine month periods ended September 30, 2005 and 2004, and the results of cash flows for the nine months ended September 30, 2005 and 2004.

The results of operations for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

The Emerging Issues Task Force (EITF) reached a consensus regarding EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, that the dilutive effect of contingently convertible debt instruments should be included in the diluted earnings per share calculations in all periods, regardless of whether the contingency was met, unless the effect of such inclusion would be antidilutive.  This consensus, which was effective for reporting periods ending on or after December 15, 2004, also required that comparative prior periods be presented in conformity with EITF Issue No. 04-08.  Accordingly, the shares issuable on conversion have been included in our diluted shares calculation for both the three month and nine month periods ended September 30, 2005 and 2004.  The effect of this retroactive application of EITF Issue No. 04-08 was to reduce, for the nine months ended September 30, 2004, diluted income per share from discontinued operations and diluted net income per share, as disclosed on the face of the income statement, by $0.01 per share.

The computation of basic and diluted net income per share from continuing operations are as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2005			2004
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic net income per share from continuing operations	$3,087	17,942	$0.17	$2,161	17,867	$0.12

Effect of dilutive securities:
Stock options		919			411
Convertible debt	292	2,857		295	2,857

Diluted net income per share from continuing operations	$3,379	21,718	$0.16	$2,456	21,135	$0.12

Options to purchase approximately 65,000 and 1,607,000 shares of common stock for the three month periods ended September 30, 2005 and 2004, respectively, were antidilutive and therefore not included in the computation of diluted net income per share from continuing operations.

	Nine Months Ended September 30,
	2005			2004
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic net income per share from continuing operations	$9,241	17,911	$0.52	$7,145	17,837	$0.40

Effect of dilutive securities:
Stock options		491			414
Convertible debt	871	2,857		352	1,137

Diluted net income per share from continuing operations	$10,112	21,259	$0.48	$7,497	19,388	$0.39

Options to purchase approximately 1,478,000 and 1,468,000 shares of common stock for the nine month periods ended September 30, 2005 and 2004, respectively, were antidilutive and therefore not included in the computation of diluted net income per share from continuing operations.

NOTE 4:   GOODWILL AND INTANGIBLE ASSETS

Amortizing identifiable intangible assets at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$11,950	$5,083	$16,560	$7,656
Trade names	1,574	1,312	1,574	721
Non-compete agreements	18,170	5,104	17,630	3,330
	$31,694	$11,499	$35,764	$11,707

During the nine months ended September 30, 2005, $4.7 million of identifiable intangible assets related to certain customer contracts became fully amortized.  Accordingly, we wrote off both the identifiable intangible assets and the related accumulated amortization.

Aggregate amortization expense related to identifiable intangible assets was $1.4 million and $2.0 million for the three month periods ended September 30, 2005 and 2004, respectively and was $4.5 million and $5.7 million for the nine month periods ended September 30, 2005 and 2004, respectively.  Amortization expense related to identifiable intangible assets for 2005 and the following five years is estimated as follows (in thousands):

Year Ending December 31,
2005	$5,963
2006	5,163
2007	3,135
2008	2,963
2009	1,881
2010	1,747

$20,852

At September 30, 2005 and December 31, 2004, intangible assets not subject to amortization, consisting solely of goodwill, had a carrying value of $147.6 million and $147.7 million, respectively.

During our quarter ended September 30, 2005, we completed our annual impairment testing of goodwill.  Based on the results of this annual impairment testing, we concluded that the fair value of each reporting unit exceeds the carrying value of each reporting unit and that there is no indication of impairment of either goodwill or other identifiable assets.

NOTE 5:   BUSINESS ACQUISITION

On January 30, 2004, we acquired for cash 100% of the equity of P-D Holding Corp. and its wholly-owned subsidiary, Poorman-Douglas Corporation (collectively, “Poorman-Douglas”).  We believe this acquisition provides complementary diversification to our legal services business as Poorman-Douglas is a provider of technology-based products and services for class action, mass tort and bankruptcy case administration.  During the quarter ended September 30, 2005, we received a payment of $0.2 million related to certain contractual purchase price adjustments and we adjusted our tax related assets and liabilities based on our filed tax return.  The total value of the transaction, including capitalized acquisition costs, was approximately $115.7 million.  Based on our valuation, the purchase price has been allocated as follows (in thousands):

Current assets	$21,986
Deferred tax assets	6,044
Property and software	8,391
Trade names	1,100
Customer backlog	6,200
Customer relationships	2,300
Non-compete agreements	5,900
Goodwill	83,141
Current liabilities	(12,920)
Deferred tax liabilities	(6,476)

Total purchase price	$115,666

All acquired identifiable intangible assets amortize on a straight-line basis as follows:  the trade names over two years, the customer backlog over three years, the customer relationships over twelve years, and the non-compete agreements over five years.  The remainder of the purchase price was allocated to goodwill and, in accordance with SFAS No. 142 Goodwill and Other Intangible Assets, is not being amortized but is reviewed annually for impairment and between annual tests if events or changes in circumstances indicate that the asset might be impaired.  The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, is not deductible for tax purposes.

The acquisition was accounted for using the purchase method of accounting, with the operating results included in the accompanying condensed consolidated financial statements from the date of acquisition.

Unaudited pro forma results of operations, assuming the purchase acquisition was made at the beginning of 2004, are shown below (in thousands, except per share data):

Nine Months Ended September 30, 2004
Revenue	$103,297

Net income from continuing operations	$7,637
Net income per share from continuing operations:
Basic	$0.43
Diluted	$0.41

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

Each segment’s performance is assessed based on segment revenues less costs directly attributable to each segment.  In management’s evaluation of performance, certain costs, such as shared services, administrative staff, and executive management, are not allocated by segment and, accordingly, the following operating segment results do not include such unallocated costs.  All other assets are classified as unallocated.  Infrastructure software was held for sale and is presented as a discontinued operation for the three and nine months ended September 30, 2004.  Consistent with guidance provided related to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have not presented segment information related to our discontinued operation.

During the current year, we determined that certain revenues from reimbursed expenses and certain expenses, including reimbursed expenses, related to our Poorman-Douglas subsidiary acquired in January 2004 had not been recorded in the correct segment.  These classification errors did not affect our Consolidated Statements of Income, Balance Sheets, Statements of Cash Flows, or Statement of Changes in Stockholders’ Equity for any period previously reported.  Additionally, these errors did not affect net cash flows or compliance with any debt covenants.  However, the classification errors did affect our previously reported segment information disclosed in our 2004 quarterly reports filed on Form 10-Q and on our annual report filed on Form 10-K for the year ended December 31, 2004.  We have not amended our previously filed 2004 quarterly reports filed on Form 10-Q or our 2004 annual report filed on Form 10-K, but are restating our comparative 2004 quarterly segment information to correct these classification errors in our 2005 quarterly reports filed on Form 10-Q and our 2005 annual report filed on Form 10-K.  See Item 5 contained in Part II of our quarterly report on Form 10-Q for the three months ended March 31, 2005 for additional information regarding this restatement.

Following is a summary of segment information (in thousands):

	Three Months Ended September 30, 2005
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue	$18,469	$7,373	$—	$25,842
Reimbursed expenses	622	5,552	—	6,174
Total revenue	19,091	12,925	—	32,016

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	7,613	9,692	6,237	23,542
Amortization of identifiable intangible assets	1,069	373	—	1,442
Acquisition related	—	—	114	114
Total operating expenses	8,682	10,065	6,351	25,098

Operating income	$10,409	$2,860	$(6,351)	6,918
Expenses related to financing				1,595
Income from continuing operations before income taxes				5,323
Provision for income taxes				2,236

Net income from continuing operations				$3,087

Provisions for depreciation and amortization	$2,168	$464	$542	$3,174

	Three Months Ended September 30, 2004 (as restated)
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue	$16,980	$11,671	$—	$28,651
Reimbursed expenses	569	6,474	—	7,043
Total revenue	17,549	18,145	—	35,694

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	7,513	13,714	6,108	27,335
Amortization of identifiable intangible assets	1,381	651	—	2,032
Acquisition related	—	—	16	16
Total operating expenses	8,894	14,365	6,124	29,383

Operating income	$8,655	$3,780	$(6,124)	6,311
Expenses related to financing				2,616

Income from continuing operations before income taxes				3,695
Provision for income taxes				1,534

Net income from continuing operations				$2,161

Provisions for depreciation and amortization	$2,537	$781	$518	$3,836

	Nine Months Ended September 30, 2005
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue	$58,100	$19,895	$—	$77,995
Reimbursed expenses	2,266	14,852	—	17,118
Total revenue	60,366	34,747	—	95,113

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	23,436	26,355	20,635	70,426
Amortization of identifiable intangible assets	3,280	1,212	—	4,492
Acquisition related	—	—	114	114
Total operating expenses	26,716	27,567	20,749	75,032

Operating income	$33,650	$7,180	$(20,749)	20,081
Expenses related to financing				4,203
Income from continuing operations before income taxes				15,878
Provision for income taxes				6,637

Net income from continuing operations				$9,241

Provisions for depreciation and amortization	$6,557	$1,553	$1,663	$9,773

	Nine Months Ended September 30, 2004 (as restated)
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue	$51,278	$29,961	$—	$81,239
Reimbursed expenses	1,900	13,475	—	15,375
Total revenue	53,178	43,436	—	96,614

Costs and expenses:
Direct and administrative costs and depreciation and software amortization	21,092	32,378	17,011	70,481
Amortization of identifiable intangible assets	3,871	1,873	—	5,744
Acquisition related	—	—	2,197	2,197
Total operating expenses	24,963	34,251	19,208	78,422

Operating income	$28,215	$9,185	$(19,208)	18,192
Expenses related to financing				6,079
Income from continuing operations before income taxes				12,113
Provision for income taxes				4,968

Net income from continuing operations				$7,145

Provisions for depreciation and amortization	$7,032	$2,221	$1,254	$10,507

NOTE 7:   LONG-TERM OBLIGATIONS

The following is a summary of indebtedness outstanding (in thousands):

	September 30,	December 31,
	2005	2004
Senior term loan	$17,188	$21,875
Senior revolving loan	1,000	5,000
Contingent convertible subordinated debt, including embedded option	51,055	50,292
Capital leases	914	1,773
Deferred acquisition price	2,758	3,209
Total indebtedness	$72,915	$82,149

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

The credit facility is secured by liens on our real property and a significant portion of our personal property and contains financial covenants related to earnings before interest, provision for income taxes, depreciation and amortization (“EBITDA”), total debt, senior debt, fixed charges and working capital.  We were in compliance with all financial covenants as of September 30, 2005.  As calculated at September 30, 2005, additional availability under the senior revolving loan was approximately $35.7 million.  Interest on the credit facility is generally based on a spread over the LIBOR rate.  As of September 30, 2005, the interest rate charged on outstanding borrowings under the senior term loan was 6.4% and the interest rate charged on outstanding borrowings under the senior revolving loan was 7.5%.

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

During the three months ended September 30, 2005, the weighted average price of our common stock exceeded $19.25 on five consecutive trading days.  Accordingly, the contingency has been satisfied and the contingent convertible subordinated notes are convertible.  As of September 30, 2005, none of the contingent convertible subordinated notes has been converted to common stock.  If all notes were converted, the notes would convert into approximately 2,857,000 shares of our common stock.  If we change our capital structure (for example, through a stock dividend or stock split) while the notes are outstanding, the conversion price will be adjusted on a consistent basis and, accordingly, the number of shares of common stock we would issue on conversion would be adjusted.

The note holders have the right to extend the maturity of the contingent convertible subordinated notes for a period not to exceed three years.  Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the notes represents an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the convertible debt balance was reduced by the same amount.  The convertible debt is accreted approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million.  On our accompanying Condensed Consolidated Statements of Income, this accretion is a component of interest expense.  The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments that will be made if the convertible debt maturity is extended an additional three years.  Under this methodology, the embedded option has a current value of approximately $1.8 million.  On our accompanying Condensed Consolidated Balance Sheet, our obligation related to the embedded option has been included as a component of the convertible note payable.  During the three month and nine month periods ended September 30, 2005, the value of the embedded option increased by approximately $0.3 million and $0.5 million, respectively.  These increases are included as a component of interest expense on our accompanying Condensed Consolidated Statements of Income for the three month and nine month periods ended September 30, 2005.  The changes in carrying value of the convertible debt and fair value of the embedded option do not affect our cash flow and, if the embedded option is exercised, the value assigned to the embedded option will be amortized as a reduction to our 4% convertible debt interest expense over the periods payments are made.  If the option is not exercised by some or all note holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

The notes evidencing the contingent convertible subordinated debt contains financial covenants related to EBITDA, total debt, and senior debt.  We were in compliance with all financial covenants as of September 30, 2005.

Capital Lease

On June 30, 2004, we entered into a capital lease to finance the purchase of operating software.  At inception of the capital lease, we recorded this transaction as a debt obligation in the amount of $2.7 million and as purchased software, also in the amount of $2.7 million, included on the balance sheet as a component of property and equipment.  As this was a non-cash investing and financing activity, these initial amounts were not included on our Condensed Consolidated Statement of Cash Flows.  Subsequent payments on the capital lease are included in our statement of cash flows during the period in which they are made.  As of September 30, 2005, our debt obligation related to this capital lease, classified entirely as a current liability, was approximately $0.9 million.

Deferred Acquisition Price

On January 31, 2003, we acquired 100% of the membership interests of BSI, a provider of technology-based case management, consulting and administrative services for Chapter 11 bankruptcy restructurings, for a purchase price of $67.0 million.  A portion of the purchase price was deferred which consists of a $4.0 million non-interest bearing note, payable in five annual installments, discounted using an imputed interest rate of 5% per annum.  At September 30, 2005, the discounted value of the remaining note payments was approximately $2.8 million of which approximately $1.7 million was classified as a current liability.

Scheduled Principal Payments

Our long-term obligations, including credit facility debt, convertible debt (including embedded option), deferred acquisition costs, and capitalized leases, mature as follows for each twelve month period ending September 30 (in thousands):

2006	$8,822
2007	57,869
2008	6,224
Total	$72,915

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

On April 30, 2004, we sold our infrastructure software business to a private company with expertise in file transfer technology.  As consideration, we received $0.5 million in cash and a $1.1 million note receivable bearing 6.5% interest and due July 31, 2005.  The note receivable has been collected in full.  The buyer also acquired certain assets and assumed certain liabilities related to our infrastructure business.

The disposal of the infrastructure business represents a discontinued operation.  Accordingly, for the three month and nine month periods ended September 30, 2004, revenues, cost of sales, and operating expenses related to this segment have been presented on the accompanying Condensed Consolidated Statements of Income under the caption “Discontinued Operations.”

The following table summarizes financial information for discontinued operations (in thousands):

Net revenue and pre-tax income from discontinued operations:

	Three Months Ended September 30,
	2005	2004
Net revenue from discontinued operations	$—	$—

Pre-tax income from discontinued operations	$—	$(127)

Net revenue and pre-tax income from discontinued operations:

	Nine Months Ended September 30,
	2005	2004
Net revenue from discontinued operations	$—	$661

Pre-tax income from discontinued operations	$—	$1,104

NOTE 9:   SUBSEQUENT EVENT

Subsequent to September 30, 2005, we acquired 100% of the equity of Hilsoft, Inc. in a transaction which will be accounted for under the purchase method of accounting.  Hilsoft provides legal notification services primarily in the class action market, and we believe this acquisition will complement our existing class action services.  The initial cash purchase price of approximately $9 million was financed using available cash on hand.  If Hilsoft meets certain financial objectives, additional payments of up to $3 million, payable over a period not to exceed five years, will be paid to the prior equity owners of Hilsoft.  The purchase price will be allocated to assets acquired, including identifiable intangible assets, and liabilities assumed based on the fair value of such assets acquired and liabilities assumed.  The purchase price in excess of the fair value of assets acquired less the fair value of liabilities assumed will be recorded as goodwill.  We have not completed the process of identifying and valuing all assets acquired and liabilities assumed.

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

Subsequent to September 30, 2005, we acquired 100% of the equity of Hilsoft, Inc. in a transaction which will be accounted for under the purchase method of accounting.  Hilsoft provides legal notification services primarily in the class action market, and we believe this acquisition will complement our existing class action services.  Hilsoft’s operating results will primarily be included as a component of our document management segment.  The initial cash purchase price of approximately $9 million was financed using available cash on hand.  If Hilsoft meets certain financial objectives, additional payments of up to $3 million, payable over a period not to exceed five years, will be paid to the prior equity owners of Hilsoft.  The purchase price will be allocated to assets acquired, including identifiable intangible assets, and liabilities assumed based on the fair value of such assets acquired and liabilities assumed.  The purchase price in excess of the fair value of assets acquired less the fair value of liabilities assumed will be recorded as goodwill.  We have not completed the process of identifying and valuing all assets acquired and liabilities assumed.

We have two operating segments: case management and document management.  In future periods, the operating results of Hilsoft will primarily be included in our document management segment.

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

•                  TCMS®, an integrated solution comprised of a proprietary software product, computer hardware, and support services, which may either be installed in Chapter 7 bankruptcy trustee offices or accessed by Chapter 7 bankruptcy trustee offices through a hosted server, to facilitate the efficient management of asset liquidations, creditor distributions, and government reporting.

•                  CasePower®, proprietary software designed to enable Chapter 13 bankruptcy trustees to manage efficiently debtor payments, creditor distributions and government reporting.

•                  Database conversions, maintenance and processing.

•                  Professional and support services, including case management, claims processing, claims reconciliation, claims preference analysis and collection, and customized programming and technology services.

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

Goodwill.  We assess goodwill, which is not subject to amortization, for impairment as of each July 31, and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  This assessment is performed at a reporting unit level.  A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management.

A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units.  The estimate of fair value is highly subjective and requires significant judgment.  If we determine that the fair value of any reporting unit is less than the reporting unit’s carrying value, then we will recognize an impairment charge.  If goodwill on our balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition.  Our goodwill totaled $147.6 million as of September 30, 2005 and $148.2 million as of September 30, 2004.

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

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition.  Our identifiable intangible assets’ carrying value, net of amortization, was $20.2 million as of September 30, 2005 and $26.1 million as of September 30, 2004.

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

The number of new bankruptcy filings each year may vary based on the level of consumer and business debt, the general economy, interest rate levels and other factors.  We believe the level of consumer and business debt is among the most important indicators of future bankruptcy filings.  The most recent available Federal Reserve Flow of Funds Accounts of the United States, dated September 21, 2005, reported increases in both consumer and business debt outstanding as compared with the same period of the prior year.

In February 2005, The Class Action Fairness Act of 2005 was passed and signed by President Bush.  The primary impact of the new federal legislation is to require that certain types of class action lawsuits be brought in federal court rather than state courts.  We believe the new federal legislation will likely result in fewer class action lawsuits in state courts.  The slower processing of class action lawsuits in federal courts could delay the ultimate settlement of those cases, which could adversely affect the timing of services we provide in those cases.  Similar to this recent federal experience, there have been various efforts at the state level to modify and reform the laws and procedures related to class action and mass tort.  We cannot predict the effect, if any, that state legislative action would have on the number or size of class action and mass tort lawsuits filed, or on the claims administration process.

In April 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 was passed and signed by President Bush.  The intent of this legislation, which is effective October 2005, is to move certain individual bankruptcy filings from Chapter 7, which liquidates most of the assets of the debtor and discharges most of the debtor’s liabilities, to Chapter 13 bankruptcy filings, which do not liquidate the debtor’s assets but which requires a debtor to pay disposable income to their creditors.  The legislation also affects Chapter 11 bankruptcy filings, in part by placing more strict limits on the period of time in which the debtor has an exclusive right to propose a reorganization plan, accelerating the time frame in which a debtor must determine whether to reject a lease, and potentially increasing certain priority claims.  The legislation appears to have had the effect of increasing bankruptcy filings prior to the legislation’s effective date.  It is unclear what impact the legislation will have on bankruptcy filings subsequent to the legislation’s effective date.  As a result, we cannot predict the effect, if any, that this legislation will have on our business.

We have acquired a number of businesses during the past several years.  In January 2003, we acquired Bankruptcy Services LLC (BSI) to expand our offerings to include an integrated solution of a proprietary technology platform and professional services for Chapter 11 bankruptcy restructurings. In January 2004, we acquired Poorman-Douglas and expanded our product and service offerings to include class action, mass tort, and other similar legal proceedings.

Results of Operations for the Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004

Consolidated Results

Revenue

Total revenue of $95.1 million for the nine months ended September 30, 2005 represents an approximate 2% decrease compared to $96.6 million of revenue for the same period in the prior year.  A significant part of our total revenue consists of reimbursement for certain expenses we incur, such as postage related to document management services.  We reflect the revenue from these reimbursed expenses as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Although reimbursed revenue and expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Revenue exclusive of reimbursed expenses, which we refer to as operating revenue, decreased 4% to $78.0 million for the nine months ended September 30, 2005 compared to $81.2 million for the same period in the prior year.  All revenue is directly related to a segment, and changes in revenue by segment are discussed below.

Costs and Expenses

Direct and administrative costs, including depreciation and software amortization, decreased $0.1 million to $70.4 million for the nine months ended September 30, 2005 compared with $70.5 million for the same period in the prior year.

Direct and administrative costs, including depreciation and software amortization, not allocated to a segment increased $3.6 million, or 21%, to $20.6 million for the nine months ended September 30, 2005 compared with $17.0 million for the nine months ended September 30, 2004.  Unallocated direct and administrative costs, including depreciation and software amortization, increased due to a combination of factors, including increases in estimated expense related to compensation, professional fees, travel, and operating software amortization expense.

Amortization of identifiable intangible assets decreased $1.2 million to $4.5 million for the nine months ended September 30, 2005 compared with $5.7 million for the same period in the prior year.  All identifiable intangible assets are directly related to a segment, and changes in amortization of identifiable intangible assets by segment are discussed below.

During the nine months ended September 30, 2005, we had $0.1 million of acquisition related expenses compared with acquisition related expenses of $2.2 million for the nine months ended September 30, 2004.  Acquisition related expenses result from non-capitalizable expenses consisting of legal, accounting and valuation services, and travel incurred in connection with potential transactions which were not completed and executive bonuses related to completed transactions.

Expenses Related to Financing

We incurred net expenses related to financing of $4.2 million for the nine months ended September 30, 2005 compared with net financing expense of $6.1 million for the nine months ended September 30, 2004.  This decrease in expenses related to financing consists of various components.  The most significant components of the decrease were a $1.0 million decrease in amortization of loan fee expenses and a $1.0 million charge we incurred during the nine months ended September 30, 2004 related to termination of a credit facility.  Also, variable interest expense related to our credit facilities and fixed interest expense related to our convertible debt decreased by approximately $0.3 million during the nine months ended September 30, 2005 compared with the comparable period in the prior year.  The primary reason for this decrease is the decrease in outstanding borrowings.  Partly offsetting these decreases in expenses related to financing was a $0.4 million increase in non-cash charges related to our convertible debt, primarily as a result of an increase in the fair value of the embedded option to extend the maturity of the debt by three years.  Changes in the fair value of this embedded options do not affect our current cash flow.  Furthermore, if the embedded option is eventually exercised, the value assigned to the embedded option will be amortized to income as a reduction to our 4% convertible debt interest expense over the periods payments are made.  If the option is not exercised by some or all convertible debt holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

Effective Tax Rate

Our effective tax rate related to income from continuing operations increased from 41.0% for the nine months ended September 30, 2004 to 41.8% for the nine months ended September 30, 2005.  Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes, including taxes related to our New York operations that are subject to relatively high state and local New York tax rates, which have a combined 17.88% tax rate.

Business Segments

Revenue

Case management operating revenue increased $6.8 million, or approximately 13%, to $58.1 million for the nine months ended September 30, 2005 compared to $51.3 million for the nine months ended September 30, 2004.  This increase is primarily attributable to an increase in both processing and professional services revenue resulting from the timing of several large cases as well as the expansion of bankruptcy services to include balloting services.

Document management operating revenue declined $10.1 million, or approximately 34%, to $19.9 million for the nine months ended September 30, 2005 compared to $30.0 million for the nine months ended September 30, 2004.  This decrease is primarily attributable to a decline in advertising services.  The level, if any, of advertising services provided varies significantly depending on the characteristics of an individual case.  During the nine months ended September 30, 2004, we had several large cases which required advertising services.  During the nine months ended September 30, 2005, our case mix did not require significant advertising services.

Operating Expense

Case management direct and administrative expenses, including depreciation and software amortization, of $23.4 million increased $2.3 million, or approximately 11%, for the nine months ended September 30, 2005 compared with $21.1 million for the same period in the prior year.  This increase primarily results from increased reimbursed costs and operating costs, mainly temporary labor and compensation and other expenses related to balloting service professionals, to support the increase in case management’s class action operating revenues.

Document management direct and administrative expenses, including depreciation and software amortization, of $26.4 million decreased $6.0 million, or approximately 19%, for the nine months ended September 30, 2005 compared with $32.4 million for the same period in the prior year.  This decrease primarily results from decreased costs related to advertising revenue, partly offset by an increase in reimbursed expenses.  Document management direct expenses include reimbursed expenses and other operating expenses which are more variable in nature than case management direct expenses.  Document management expenses will fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

Both the case management and document management segments have identifiable intangible assets.  Certain intangible assets acquired in the BSI acquisition became fully amortized during 2005.  As a result, amortization of case management identifiable intangible assets decreased $0.6 million to $3.3 million for the nine months ended September 30, 2005 compared with $3.9 million for the same period in the prior year and amortization of document management identifiable intangible assets decreased $0.7 million to $1.2 million for the nine months ended September 30, 2005 compared with $1.9 million for the same period in the prior year.

Results of Operations for the Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004

Consolidated Results

Revenue

Total revenue of $32.0 million for the three months ended September 30, 2005 represents an approximate 10% decrease compared to $35.7 million of revenue for the same period in the prior year.  A significant part of our total revenue consists of reimbursement for certain expenses we incur, such as postage related to document management services.  We reflect the revenue from these reimbursed expenses as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Although reimbursed revenue and expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Revenue exclusive of reimbursed expenses, which we refer to as operating revenue, decreased approximately $2.9 million, or approximately 10%, to $25.8 million for the three months ended September 30, 2005 compared to $28.7 million for the same period in the prior year.  All revenue is directly related to a segment, and changes in revenue by segment are discussed below.

Costs and Expenses

Direct and administrative costs, including depreciation and software amortization, decreased $3.8 million, or approximately 14%, to $23.5 million for the three months ended September 30, 2005 compared with $27.3 million for the same period in the prior year.

Direct and administrative costs, including depreciation and software amortization not allocated to a segment, was stable, increasing $0.1 million, or 2%, to $6.2 million for the three months ended September 30, 2005 compared with $6.1 million for the three months ended September 30, 2004.

Amortization of identifiable intangible assets decreased $0.6 million to $1.4 million for the three months ended September 30, 2005 compared with $2.0 million for the same period in the prior year.  All identifiable intangible assets are directly related to a segment, and changes in amortization of identifiable intangible assets by segment are discussed below.

Expenses Related to Financing

We incurred net expenses related to financing of $1.6 million for the three months ended September 30, 2005 compared with net expenses related to financing of $2.6 million for the three months ended September 30, 2004.  The decrease in net expenses related to financing primarily results from a $1.0 million charge related to termination of a credit facility during the three months ended September 30, 2004.

Effective Tax Rate

Our effective tax rate related to income from continuing operations increased from 41.5% for the three months ended September 30, 2004 to 42.0% for the three months ended September 30, 2005.  Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes, including taxes related to our New York operations that are subject to relatively high state and local New York tax rates, which have a combined 17.88% tax rate.

Business Segments

Revenue

Case management operating revenue increased approximately $1.5 million, or 9%, to $18.5 million for the three months ended September 30, 2005 compared to $17.0 million for the three months ended September 30, 2004.  This increase is primarily attributable to an increase in processing services revenue combined with a slight increase in bankruptcy deposit based revenue.

Document management operating revenue decreased by $4.3 million, or approximately 37%, to $7.4 million for the three months ended September 30, 2005 compared to $11.7 million for the three months ended September 30, 2004.  This decrease is primarily attributable to a decline in advertising services.  The level, if any, of advertising services provided varies significantly depending on the characteristics of an individual case.  During the three months ended September 30, 2004, we had several large cases which required advertising services.  During the three months ended September 30, 2005, our case mix did not require significant advertising services.

Operating Expense

Case management direct and administrative expenses, including depreciation and software amortization, of $7.6 million increased $0.1 million, or approximately 1%, for the three months ended September 30, 2005 compared with $7.5 million for the same period in the prior year.  This increase primarily results from an increase in expense for temporary labor.

Document management direct and administrative expenses, including depreciation and software amortization, of $9.7 million decreased $4.0 million, or approximately 29%, for the three months ended September 30, 2005 compared with $13.7 million for the same period in the prior year.  This decrease was primarily due to decreased costs related to advertising-related revenue combined with decreases in reimbursed expense and outside services due to a case mix which did not have a significant noticing component.  Document management direct expenses include reimbursed expenses and other operating expenses which are more variable in nature than case management direct expenses.  Document management expenses will fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

Both the case management and document management segments have identifiable intangible assets.  Certain intangible assets acquired in the BSI acquisition became fully amortized during 2005.  As a result, amortization of case management’s identifiable intangible assets decreased $0.3 million to $1.1 million for the three months ended September 30, 2005 compared with $1.4 million for the same period in the prior year and amortization of document management’s identifiable intangible assets decreased $0.3 million to $0.4 million for the three months ended September 30, 2005 compared with $0.7 million for the same period in the prior year.

Liquidity and Capital Resources

Operating Activities

During the nine months ended September 30, 2005, the primary sources of cash from operating activities were from net income of $9.2 million and adjustments of $12.4 million for non-cash charges and credits, primarily depreciation and amortization.  These operating sources of cash were largely offset by a $8.6 million use of cash related to an increase in trade accounts receivable.  Trade accounts receivable increased primarily as the result of the timing of collections.  As a result, our operating activities generated net cash of $13.7 million for the nine months ended September 30, 2005.

Investing Activities

During the nine months ended September 30, 2005, we used approximately $3.0 million of cash to purchase property and equipment and $1.5 million of cash to fund internal costs related to development of computer software for which technological feasibility has been established.

Financing Activities

During the nine months ended September 30, 2005, we paid approximately $4.0 million, net, related to our revolving loan, $4.7 million related to our senior term loan, $0.9 million related to our capital lease, and $0.6 million related to the BSI deferred acquisition price.

As of September 30, 2005, our borrowings consisted of $51.1 million from the contingent convertible subordinated notes (including the fair value of the embedded option), $17.2 million under our senior term loan, $1.0 million under our senior revolving loan, and approximately $3.7 million of obligations related to capitalized leases and deferred acquisition price.

We believe that the funds generated from operations plus amounts available under our senior revolving loan will be sufficient over the next year to finance currently anticipated working capital requirements, software expenditures, property and equipment expenditures, payments for contractual obligations, interest payments due on our credit facility borrowings, and the required quarterly principal payments of $1.6 million on our senior term loan.  As calculated at September 30, 2005, additional availability under the senior revolving loan was approximately $35.7 million.

Subsequent to September 30, 2005, we completed an acquisition.  The acquisition was financed using available cash on hand.  We may pursue acquisitions in the future, and we may use the availability under our revolving loan and cash on hand to finance a future acquisition.  If the acquisition price exceeds the capacity of these sources of financing, we may decide to issue equity, restructure our credit facility, partly finance the acquisition with a note payable, or some combination of the preceding.  Covenants contained in our credit facility and our convertible debt agreement may limit our ability to consummate an acquisition.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application for reporting a change in accounting principle unless such application is impracticable or unless transition requirements specific to a newly adopted accounting principle require otherwise.  SFAS No. 154 also requires the reporting of a correction of an error by restating previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment.  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.  SFAS No. 123R is effective for EPIQ beginning January 1, 2006.  Accordingly, we will adopt SFAS No. 123R, likely using the modified version of prospective application, beginning with our quarter ending March 31, 2006.  Under the modified version of prospective application, compensation costs related to share-based compensation will be recognized in our financial statements for all periods beginning after December 31, 2005.  For comparative periods ending on or before December 31, 2005, which are presented in our 2006 and subsequent financial statements, share-based compensation costs will continue to be excluded from the financial statements, but we will disclose these share-based compensation costs on a pro forma basis in a note to the consolidated financial statements.  Adoption of SFAS No. 123R will materially increase our recognized compensation expense and will have a material impact on our consolidated income statement and balance sheet.  We are unable to estimate the impact of adoption of this statement on our consolidated financial statements as the impact will depend, in part, on future stock awards and stock option awards made prior to the adoption date, whether any such awards are qualified or non-qualified, the vesting period of those awards, and forfeitures related to both existing awards and new awards.  During February 2005, our compensation committee approved acceleration of the vesting of certain unvested options for employees, including an executive officer, and non-employee directors.  The decision to accelerate the vesting of these options and eliminate future compensation expense was based primarily on a review of our long-term incentive programs considering the effect on our financial statements of changes in accounting rules that we must adopt in the future.  This action, which had an immaterial affect on our financial statements for the three month and nine month periods ended September 30, 2005, will reduce the impact of adoption of SFAS No. 123R on our future consolidated financial statements. If, subsequent to September 30, 2005, no new awards were issued and no existing awards were forfeited, we estimate that adoption of SFAS No. 123R would decrease our net income for the year ending December 31, 2006 by approximately $1.0 million.  We do not anticipate that adoption of SFAS No. 123R will have a material impact on our consolidated statement of cash flows.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

EPIQ Systems, Inc.

Date:	October 28, 2005	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	October 28, 2005	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2005	/s/ Douglas W. Fleming
Douglas W. Fleming
Director of Finance
(Principal Accounting Officer)