Form 10-K
period 2005-12-31
EPIQ SYSTEMS INC
filed 2006-03-08
CIK 1027207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 0-22081

EPIQ SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Missouri	48-1056429
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
501 Kansas Avenue, Kansas City, Kansas	66105-1300
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (913) 621-9500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (based upon the last reported sale price on the Nasdaq National Market), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was approximately $293,000,000.

There were 19,264,871 shares of common stock of the registrant outstanding as of February 22, 2006.

Documents incorporated by reference:  The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2006 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant’s fiscal year.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “potential,” “goal,” and “objective.”  Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed in Item 1A, “Risk Factors,” of this report are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. We undertake no obligation to update any forward-looking statements contained herein or in future communications to reflect future events or developments.

PART I

ITEM 1.                BUSINESS

General

EPIQ Systems is a provider of technology-based solutions for the legal and fiduciary services industries. Our products and services assist clients with the administration of complex legal proceedings, including electronic litigation discovery, bankruptcy administration and class action administration. Our clients include leading law firms, corporate legal departments, bankruptcy trustees, and other professional advisors who require sophisticated case administration and document management capabilities, extensive subject matter expertise and a high service capacity. We provide clients with an integrated offering of both proprietary technology and value-added services that comprehensively address their extensive business requirements.

We have acquired several companies as part of our strategic business plan. During 2005, we acquired nMatrix, Inc. to enter the market for electronic litigation discovery, Hilsoft, Inc. to enhance our capabilities in legal notification services, and Novare, Inc. to supplement our professional services for corporate restructuring client engagements. During 2004, we acquired Poorman-Douglas Corporation to enter the market for class action and mass tort administrative services. During 2003, we acquired Bankruptcy Services LLC (BSI) to enter the market for corporate restructuring bankruptcy reorganization administrative services.

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

Our principal executive office is located at 501 Kansas Avenue, Kansas City, Kansas 66105. The telephone number at that address is (913) 621-9500, and our website address is www.epiqsystems.com. We make available free of charge through our internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC as soon as reasonably practicable after we electronically file those reports with or furnish them to the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Industry Environment

Both our case management segment and our document management segment provide products and services primarily to the legal and fiduciary services industries. Segment information related to revenues from external customers, a measure of profit or loss, and total assets is contained in Note 15 of the Notes to Consolidated Financial Statements. Our clients include leading law firms, corporate legal departments, bankruptcy trustees, case administrators and other professional advisors, who use our products and services for the administration of legal proceedings such as electronic litigation discovery, bankruptcy administration and class action administration.

Electronic Litigation Discovery

The substantial increase of electronic documents in the business community has changed the dynamics of how attorney’s support discovery in complex litigation matters. According to the 2005 Socha-Gelbmann Electronic Discovery Survey, the 2004 domestic commercial electronic discovery revenues were estimated at $832 million, an approximate 94% increase from 2003. According to this same source, the market is expected to continue to grow at a substantial rate from 2005 to 2007, with expected increases of 50% to 60% each year. Due to the increasing complexity of cases, the increasing volume of data that are maintained electronically, and the increasing volume of documents (both paper and electronic) that are produced in all types of litigation, law firms are increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

Bankruptcy

Bankruptcy is an integral part of the United States’ economy, and bankruptcy filings have remained near record levels for the past several years. As reported by the Administrative Office of the U.S. Courts for the government fiscal years ended September 30, 2003, 2004, and 2005, there were approximately 1.66 million, 1.62 million, and 1.78 million new bankruptcy filings, respectively.

There are five chapters of the U.S. Bankruptcy Code that serve different purposes and require various types of services and information. Our products and services are designed for cases filed under the following three chapters:

•       Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in 2005, accounted for approximately 75% of all bankruptcy filings. In a Chapter 7 case, the debtor’s assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors. Chapter 7 cases typically last several years.

•       Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in fiscal 2005, accounted for approximately 1% of all bankruptcy filings. Chapter 11 generally allows a company to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 cases may last several years.

•       Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in 2005, accounted for approximately 24% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last between three and five years.

The participants in a bankruptcy proceeding include the debtor, the debtor’s counsel, the creditors, and the bankruptcy judge. Chapter 7 and Chapter 13 cases also have a professional bankruptcy trustee who is responsible for administering the bankruptcy case. For Chapter 7 and 13 bankruptcy products and services, our customers are professional bankruptcy trustees. For Chapter 11 bankruptcy products and services, our customers are the debtor companies that file a plan of reorganization, often referred to as a debtor-in-possession.

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

The class action and mass tort marketplace is significant, with estimated annual tort claim costs in excess of $250 billion according to an update study issued in 2004 by Towers Perrin. Administrative costs, which include costs, other than defense costs, incurred by either the insurance company or self-insured entity in the administration of claims, comprise approximately 20% of this total. Key participants in this marketplace include law firms that specialize in representing class action and mass tort plaintiffs and other law firms that specialize in representing defendants. Class action and mass tort litigation is often complicated and the cases, including administration of any settlement, may last several years.

Products and Services

Case Management Segment

Case management support for client engagements generally lasts several years and has a revenue profile that typically includes a recurring component. Our case management segment generates revenue primarily through the following integrated technology-based products and services.

•       An integrated solution of a proprietary technology platform and related professional services that facilitates case administration of class action, mass tort and corporate restructuring client engagements.

•       Professional and support services, including case management, claims processing, specialty bankruptcy consulting, claims reconciliation, and customized programming and technology services.

•       Data hosting fees, volume based fees, and professional services fees related to the management of large volumes of electronic documents in support of a legal proceeding.

•       Proprietary electronic discovery software that sorts, cleanses, organizes and performs searches on large volumes of electronic documents in support of a legal proceeding.

•       Software installed in bankruptcy trustee offices and provided over the internet that facilitates the administration of Chapter 7 and Chapter 13 bankruptcy cases.

•       Database conversions, maintenance and processing.

•       Call center support.

Document Management Segment

Document management revenue is generally non-recurring due to the unpredictable nature of the frequency, timing and magnitude of the clients’ business requirements. Our document management segment generates revenue primarily through the following services.

•       Legal noticing services to parties of interest in bankruptcy and class action matters.

•       Reimbursement for costs incurred related to postage on mailing services.

•       Media campaign and advertising management.

•       Document custody services.

Customers

Our clients include law firms, corporate legal departments, bankruptcy trustees and other professional advisors. Frequently, law firms act as referral sources for our products and services, which are ultimately consumed and paid for by a corporate client involved in a bankruptcy proceeding, class action settlement or other complex litigation. While a corporate client may sometimes be involved in only a single engagement with us, our relationship with the law firm is longer and normally spans multiple client engagements. Accordingly, we rely extensively on our network of law firm relationships and expend considerable resources to develop and extend those relationships.

Electronic Litigation Discovery

For electronic litigation discovery, our customers are typically large corporations that use our products and services cooperatively with their legal counsel or other professional advisors to manage the electronic litigation discovery process.

Bankruptcy

For our Chapter 7 and Chapter 13 bankruptcy trustee products, our end-user customers are professional bankruptcy trustees. The Executive Office for United States Trustees, a division of the U.S. Department of Justice, appoints all bankruptcy trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The bankruptcy trustee’s primary responsibilities include liquidating the debtor’s assets (Chapter 7) or collecting funds from the debtor (Chapter 13), distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court. Trustees typically manage an entire caseload of bankruptcy cases simultaneously.

The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we provide our Chapter 7 products and services to trustee customers at no direct charge, and our trustee customers agree to maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution. We have marketing arrangements with various banks under which we provide Chapter 7 trustee case management software and related services and the bank provides the Chapter 7 bankruptcy trustee with deposit-related banking services. Under these Chapter 7 deposit relationships, we receive revenues based on factors such as the aggregate amount of trustee deposits maintained at the bank, the number of customers using our product, software upgrades, and ancillary professional services. Prior to April 1, 2004, we had an exclusive marketing arrangement with Bank of America for Chapter 7 trustee products and services. Effective April 1, 2004, this relationship became a non-exclusive marketing arrangement. During February 2006, the parties agreed to extend the arrangement indefinitely. Either party may, with appropriate notice, wind down the arrangement over a period, including the notice period, of three years. Since April 1, 2004, we have established new deposit relationships with additional financial institutions. During the year ended December 31, 2005, approximately 21% of our consolidated revenues were from our marketing relationship with Bank of America (see Note 9 of the Notes to Consolidated Financial Statements) and a substantial majority of our Chapter 7 deposits were maintained at Bank of America.

Our customers for corporate restructuring bankruptcy solutions are debtor corporations or businesses that file a plan of reorganization. Law firms representing these companies are a key conduit through which both we and our competitors gain access to the debtor companies prior to their filing for bankruptcy. Debtor’s counsel often uses our services and products directly on behalf of their client, and we have developed relationships with the bankruptcy departments at various law firms.

Class Action

Our customers for class action and mass tort solutions are primarily large corporations that are administering the settlement or resolution of class action or mass tort cases. We sell our services directly to those customers; however, our relationships with other interested parties, including plaintiff and defense law firms, often provide access to these customers.

Sales and Marketing

Our sales department markets our case management and document management products and services directly to prospective customers and referral law firms through on-site sales calls. We focus on attracting and retaining customers by providing integrated technology solutions with leading edge features and by providing exceptional customer service. Our account executives, case managers and relationship managers are responsible for providing ongoing support services for existing customers. Various relationship managers, case managers and sales representatives attend industry trade shows. We also conduct direct mail campaigns and advertise in trade journals.

Competition

There are a variety of companies competing, primarily on the basis of quality of service, technology innovations, and price, for the finite number of available client engagements that become available each year. Competitors include BMC Group, Inc., Bankruptcy Management Solutions, Inc., Electronic Evidence Discovery, Inc., Fios, Inc., The Garden City Group Inc., Kroll Ontrack, Inc., Rust Consulting Inc., The Trumbull Group, Zantaz, Lexis Nexis Applied Discovery and others. Additionally, certain law firms, accounting firms, management consultant firms, turnaround specialists and crisis management firms offer certain products and services that compete with ours.

Government Regulation

Our products and services are not directly regulated by the government. Our bankruptcy trustee customers and corporate restructuring debtor customers are, however, subject to significant regulation under the United States Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and local rules and procedures established by bankruptcy courts. The Executive Office for United States Trustees, a division of the United States Department of Justice, oversees the bankruptcy industry and establishes administrative rules governing our clients’ activities. Our class action and mass tort cases are subject to various federal and state laws as well as rules and procedures established by the courts.

In February 2005, new federal class action and tort reform legislation was passed and signed by President Bush. The primary impact of the new federal legislation is to require that certain types of class action lawsuits be brought in federal court rather than state courts. We believe the new federal legislation will likely result in fewer class action lawsuits in state courts. The slower processing of class action lawsuits in federal courts could delay the ultimate settlement of those cases, which could adversely affect the timing of services we provide in those cases. Similar to this recent federal legislation, there have been various efforts at the state level to modify and reform the laws and procedures related to class action and mass tort. We cannot predict the effect, if any, that state legislative action would have on the number or size of class action and mass tort lawsuits filed or on the claims administration process.

In April 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 was passed and signed by President Bush. The intent of this legislation, which became effective October 2005, is to move certain individual bankruptcy filings from Chapter 7, which liquidates most of the debtor’s assets and discharges most of the debtor’s liabilities, to Chapter 13 which does not liquidate the debtor’s assets but which requires a debtor to pay disposable income to their creditors. The legislation also affects Chapter 11 bankruptcy filings, in part by placing more strict limits on the period of time in which the debtor has an exclusive right to propose a reorganization plan, accelerating the time frame in which a debtor must determine whether to reject a lease or other executory contract, and potentially increasing certain priority claims. The legislation appears to have had the effect of increasing bankruptcy filings prior to the effective date of the legislation. It is unclear what impact, if any, the legislation will have on bankruptcy filings after the legislation’s October 2005 effective date. As a result, we cannot predict the effect, if any, that this legislation will have on our business.

Employees

As of December 31, 2005, we employed approximately 500 full-time employees, none of whom is covered by a collective bargaining agreement. We believe the relationship with our employees is good.

ITEM 1A.   RISK FACTORS

This report, other reports to be filed by us with the SEC, press releases made by us and other public statements by our officers, oral and written, contain or will contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including those relating to the possible or assumed future results of operations and financial condition. Because those statements are subject to a number of uncertainties and risks, actual results may differ materially from those expressed or implied by the forward-looking statements. Listed below are risks associated with an investment in our securities that could cause actual results to differ from those expressed or implied.

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

Substantially all of our Chapter 7 revenues are collected through a single financial institution, and the termination of that marketing arrangement could cause uncertainty and adversely affect our future Chapter 7 revenue and earnings.

The application of Chapter 7 bankruptcy regulations discourages Chapter 7 trustees from incurring direct administrative costs for computer system expenses. As a result, we provide our products and services to Chapter 7 trustee customers at no direct charge, and our Chapter 7 trustee customers agree to deposit the cash proceeds from liquidations of debtors’ assets with a designated financial institution with which we have a Chapter 7 marketing arrangement. We have arrangements with several financial institutions under which our Chapter 7 trustees deposit the Chapter 7 liquidated assets at one of those financial institutions. Under these arrangements:

•       we license our proprietary software to the trustee and furnish hardware, conversion services, training and customer support, all at no cost to the trustee;

•       the financial institution provides certain banking services to the joint trustee customers; and

•       we collect from the financial institution monthly revenues based primarily upon a percentage of the total liquidated assets on deposit at that financial institution.

Previously, we promoted our Chapter 7 product exclusively through a marketing arrangement established with Bank of America in November 1993. Substantially all of our Chapter 7 revenues are collected through this relationship. On April 1, 2004, this exclusive marketing arrangement became a non-exclusive arrangement. During February 2006, the parties agreed to extend the non-exclusive arrangement indefinitely. Either party may, with appropriate notice, wind down the arrangement over a period of three years, including the notice period. If either party were to give notice of termination of this arrangement, we could experience uncertainty relating to the transfer of Chapter 7 trustee deposits to other financial institutions, and we could experience a decline in revenues and earnings as those deposits were transferred during the wind-down period.

We have established new arrangements with additional financial institutions, and changes in or terminations of those marketing arrangements could cause uncertainty and adversely affect our future Chapter 7 revenue and earnings.

We also have marketing arrangements with several other financial institutions under which our Chapter 7 trustees may deposit the Chapter 7 liquidated assets. Additionally, we may seek to establish additional Chapter 7 depository bank relationships in the future. Changes in the terms of one or more of those marketing arrangements or the termination of any of those marketing arrangements could create uncertainty with current and prospective trustee customers or operational difficulties for trustees, which could adversely affect our relationships with those joint customers and our Chapter 7 revenues and earnings.

Some of our pricing models for Chapter 7 trustee clients have or are scheduled to have a component of pricing tied to prevailing interest rates, and a significant decline in interest rates would adversely affect our revenues and earnings.

Under the Chapter 7 marketing arrangements we have with each depository financial institution, certain fees we earn for deposits placed with those financial institution could have, within certain limits, variability based on fluctuations in short-term interest rates. A significant decline in short-term interest rates would adversely affect our Chapter 7 revenues and earnings.

If a financial institution with which we have a marketing arrangement for Chapter 7 products and services is perceived negatively by current or prospective trustee clients, our case management revenue and earnings could be adversely affected.

The Chapter 7 depository banks, with which we have joint marketing arrangements, provide banking products and services directly to our trustee clients. If the financial institution provides ineffective banking products or services to the joint customers or has errors or omissions in its processing, we could experience collateral damage to our reputation. We cannot control the quality of products and services provided by the Chapter 7 depository banks to the joint customers. Additionally, if a depository bank arrangement is discontinued, it could disrupt the effective delivery of banking services to trustees. If the migration to a successor depository bank is not completed smoothly or if we were unable to move the trustee customer’s deposits to a different banking arrangement prior to the expiration, we could lose trustee customers, which could adversely affect our case management revenues and our results of operations.

Bankruptcy reform legislation could alter the market for our products and services, which could cause a reduction in our revenues and earnings.

In April 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 was passed and signed by President Bush. The intent of this legislation, which became effective October 2005, is to move certain individual bankruptcy filings from Chapter 7, which liquidates most of the debtor’s assets and discharges most of the debtor’s liabilities, to Chapter 13 bankruptcy filings, which do not liquidate the debtor’s assets but which requires a debtor to pay disposable income to their creditors. The legislation also affects corporate restructuring bankruptcy filings, in part by placing more strict limits on the period of time in which the debtor has an exclusive right to propose a reorganization plan, accelerating the time frame in which a debtor must determine whether to reject a lease, and potentially increasing certain priority claims. The legislation appears to have had the effect of increasing bankruptcy filings prior to the effective date of the legislation. It is unclear what impact, if any, the legislation will have on bankruptcy filings after the legislation’s October 2005 effective date. As a result, we cannot predict the effect, if any, that this legislation will have on our business.

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

We have a limited number of bankruptcy trustee clients and a limited number of significant referral sources for corporate restructuring and class action and mass tort engagements. The loss of even a limited number of our trustee customers or referral sources could result in a loss of revenue and earnings.

There is a limited number of Chapter 7 and Chapter 13 bankruptcy trustees to whom we can market our bankruptcy products and services. Additionally, we rely heavily on a limited number of corporate restructuring and class action referral sources to earn new business engagements. Our future financial performance will depend on our ability to maintain existing trustee customer accounts, to attract business from trustees that are currently using a competitor’s software product, to maintain our existing referral relationships, and to develop new referral relationships. The loss of even a limited number of trustee customers or a reduction in referral sources could result in a material loss of revenue and earnings.

We encounter competition for our products and services from other third party providers and we could lose existing customers and fail to attract new business.

The markets for case and document management products and services are competitive, continually evolving and subject to technological change. We believe that the principal competitive factors in the markets we serve include the breadth and quality of system and software solution offerings, the stability of the information systems provider, the features and capabilities of the product and service offerings, and the potential for enhancements. Our success will depend upon our ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced software solutions and services that satisfy changing client requirements and achieve market acceptance.

The fluctuations in quarterly projects for clients have affected and may affect in the future the timing of our quarterly revenues and earnings and are likely to affect our future quarterly results.

The initiation or termination of a large corporate restructuring, class action or mass tort engagement can directly affect our revenues and earnings for a particular quarter, and the levels of services, particularly services related to document management required for an ongoing corporate restructuring or class action engagement can fluctuate quarter to quarter during the time that the debtor is in Chapter 11 corporate restructuring or the class action lawsuit is active.

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

•       fluctuations in bankruptcy trustees’ deposit balances or caseloads;

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

•       general market conditions and other economic factors; and

•       actual or perceived improvements in the national economy and the corresponding assumption that our bankruptcy business will decline as the economy improves.

In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of stocks of technology companies and that have often been unrelated to the operating performance of particular companies. The market price of our common stock has been volatile and this is likely to continue.

If corporate restructuring cases on which we are retained convert to Chapter 7, we may not be paid for the products and services we have provided.

In corporate restructuring engagements we provide services directly to the debtor and we are paid directly by the debtor. If a debtor’s corporate restructuring case converts to Chapter 7 liquidation, we might not be paid for products and services previously provided and we would most likely lose all future revenue from the case. We have had corporate restructuring cases convert to Chapter 7 cases in the past. The conversion of a major corporate restructuring case to Chapter 7 could have a material adverse effect on our results of operations.

If the bankruptcy court reduces or eliminates our fees in major corporate restructuring cases, our results of operations could be impaired.

In corporate restructuring cases, the bankruptcy court may reduce or eliminate fees paid for administrative services such as those we provide. If the court reduced or eliminated fees due to us in a major corporate restructuring case, our results of operations could be materially affected.

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

We may not be able to incorporate future technological advances into our business, and future advances in technology may not be beneficial to or compatible with our business. In addition, keeping abreast of technological advances in our business may require substantial expenditures and lead-time. We may not be successful in using new technologies, adapting our solutions to emerging industry standards, or developing, introducing and marketing new products or enhancements. Furthermore, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these products. If we incur increased costs or are unable, for technical or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing market conditions or customer requirements, we could lose existing customers and fail to attract new business.

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

Interruptions or delays in service from our third-party Web hosting facility could impair the delivery of our service and harm our business.

We provide certain of our services through computer hardware that is currently located in a third-party Web hosting facility operated by a third party vendor. We do not control the operation of this facility, and it is subject to damage or interruption from earthquakes, floods, fires, power loss, terrorist attacks, telecommunications failures and similar events. It is also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. The occurrence of a natural disaster, a decision to close the facility without adequate notice or other unanticipated problems at the facility could result in lengthy interruptions in our service. In addition, the failure by our vendor to provide our required data communications capacity could result in interruptions in our service. Any damage to, or failure of, our systems could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their agreements with us and adversely affect our ability to secure business in the future. Our business will be harmed if our customers and potential customers believe our service is unreliable.

If our security measures are breached and unauthorized access is obtained to a customer’s data, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to one of our customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

We may be sued by third parties for alleged infringement of their proprietary rights.

The software and internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. Our technologies may not be able to withstand any third-party claims or rights against their use.

Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan, and could require us to pay monetary damages or enter into royalty or licensing agreements. In addition, certain customer agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. An adverse determination could also prevent us from offering our service to others.

We rely on third-party hardware and software that may be difficult to replace or which could cause errors or failures of our service.

We rely on hardware purchased or leased and software licensed from third parties in order to offer certain services. This hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our service until equivalent technology is either developed by us or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

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

Our products and services are not directly regulated by the government. Our bankruptcy customers are, however, subject to significant regulation, including the United States Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and local rules and procedures established by bankruptcy courts. The Executive Office for United States Trustees, a division of the United States Department of Justice, oversees bankruptcy trustees and establishes administrative rules governing trustees’ activities. Additionally, the process of administering the settlement of class action or mass tort cases is subject to court supervision and review by opposing plaintiffs’ and defendants’ counsel. The success of our business has been, and will continue to be, partly dependent on our ability to develop and maintain products and provide services that allow clients to perform their duties within applicable regulatory and judicial rules and procedures and that allow corporate restructuring debtors to make filings and send required notices on a timely and accurate basis. Future regulation and court practices or procedures may limit or eliminate the ability of clients to utilize the types of products and services that we currently provide. Our failure to adapt our products and services to changes in the Bankruptcy Code and applicable legislative and judicial rules and procedures could cause us to lose existing customers or fail to attract new customers.

The integration of acquired businesses is time consuming, may distract our management from our other operations, and can be expensive, all of which could reduce or eliminate our expected earnings.

In November 2005, we acquired nMatrix for approximately $126 million in cash and stock. In January 2004, we acquired Poorman-Douglas for approximately $116 million in cash. In addition to these acquisitions, during the five years ended December 31, 2005, we acquired five other businesses at a combined cost of approximately $90 million. We may consider additional opportunities to acquire other companies, assets or product lines that complement or expand our business. If we are unsuccessful in integrating these companies or product lines with our existing operations, or if integration is more difficult than anticipated, we may experience disruptions to our operations. A difficult or unsuccessful integration of an acquired business would likely have a material adverse effect on our results of operations.

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

•       adverse effects on existing business relationships with customers; and

•       the challenges of operating internationally after the nMatrix acquisition.

Our business and results of operations may be adversely affected if we are unable to manage our growth effectively.

Certain businesses we have acquired, including most recently the nMatrix business, have experienced substantial growth immediately prior to the time we acquired the business. The success of those types of acquisitions is dependent upon a number of factors, including the ability to hire, train and retain an adequate number of experienced managers and employees for those rapidly growing businesses, the establishment of policies, procedures and internal controls to allow us to monitor the growth of those businesses, and other factors that are beyond our control. Expansion internationally will increase demands on management and divert their attention, which could have an adverse impact on our business and financial results. The challenges of managing the growth of an acquired business may distract our management from their normal duties associated with our historical core businesses.

We have non-U.S. operations which are subject to certain inherent risks.

As a result of our recent acquisition of nMatrix, we now maintain small offices in the United Kingdom and Australia. We anticipate that we will seek to expand our currently limited global operations and may enter new global markets. Our foreign business is transacted in the local functional currency, but we do not currently have any material exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars. To date, we have not entered into any derivative financial instruments to manage our foreign currency risk. Our current and proposed international activities are subject to certain inherent risks, including specific country economic conditions, exchange rate fluctuation, changes in regulatory requirements, reduced protection of intellectual property rights, potential adverse tax consequences, different or additional product functionality requirements, and cultural differences.

The use of our common stock to fund acquisitions or to refinance debt incurred for acquisitions could dilute existing shares.

We have used our common stock to refinance debt incurred for several prior acquisitions. During June 2004, we issued $50 million of convertible notes, which are convertible into approximately 2.9 million shares of common stock, to refinance a portion of the purchase price for the January 2004 Poorman-Douglas acquisition. During November 2005, we issued approximately 1.2 million shares of common stock and incurred approximately $101 million of bank indebtedness in connection with our nMatrix acquisition. We may consider issuing additional common shares and using the proceeds to pay part or all of this additional indebtedness.

We may consider further opportunities to acquire companies, assets or product lines that complement or expand our business. We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and shares. If the consideration for an acquisition is paid in common stock, existing shareholders’ investments could be diluted. Furthermore, we may decide to issue convertible debt or additional shares of common stock and use part or all of the proceeds to finance or refinance the costs of any past or future acquisitions.

We depend upon our key personnel and we may not be able to retain them or to attract, assimilate and retain highly qualified employees in the future.

Our future success will depend in significant part upon the continued service of our senior management and certain of our key technical personnel and our continuing ability to attract, assimilate and retain highly qualified technical, managerial, and sales and marketing personnel. We do not have employment agreements with our Chief Executive Officer, President, or Chief Financial Officer. We do have employment agreements with our Chief Executive Officer—Poorman-Douglas Corporation, our President—Bankruptcy Services LLC., and key executives of nMatrix. We maintain key-man life insurance policies on our Chief Executive Officer and our President. The loss of the services of any of these executives or other key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse impact on our results of operations.

We do not pay cash dividends on our common stock and our common stock may not appreciate in value or even maintain the price at which you purchased your shares.

We presently do not intend to pay any cash dividends on our common stock. Subject to any financial covenants in current or future financing agreements that directly or indirectly restrict the payment of dividends, the payment of dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, our financial condition and any other factors that the board of directors may consider. In addition, certain terms of our convertible notes and certain provisions in our credit agreement may restrict our ability to pay dividends in the future. We currently intend to retain all earnings to reduce our debt and for use in the operation and expansion of our business. As a result, the success of your investment in our common stock will depend entirely upon its future appreciation. Our common stock may not appreciate in value or even maintain the price at which you purchased your shares.

Our articles of incorporation contain a provision that could be used by us, without shareholder approval, to discourage or prevent a takeover of our company.

Some provisions of our articles of incorporation could make it more difficult for a third party to acquire control of our company, even if the change of control would be beneficial to certain shareholders. In the event of a change in control of our company, vesting of previously issued equity awards could be automatically accelerated.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and Nasdaq National Market rules, are time consuming and expensive. Since 2002, we have spent substantial amounts of management time and have incurred substantial legal and accounting expense in complying with the Sarbanes-Oxley Act and regulatory initiatives resulting from that Act. Complying with these new laws and regulations also creates uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ certification of that assessment have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources.

SEC rules implementing Section 404 of Sarbanes-Oxley require disclosure of the remediation of significant deficiencies or material weaknesses in internal controls over financial reporting and the existence, at year-end, of material weaknesses related to our internal control over financial reporting. If we are required to make any of these types of disclosures in the future, these disclosures could adversely affect the price of our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our corporate offices are located in a 49,000-square-foot facility in Kansas City, Kansas. This owned property serves as collateral under our credit facility. Significant leased properties include:

•       approximately 16,000 square feet of office space in New York, New York, through August, 2013;

•       approximately 23,000 square feet of office space in New York, New York through January 2006 (as of February 2006, we have relocated to a new leased location with approximately 42,000 square feet of office space in New York, New York through April 2015); and

•       approximately 88,000 square feet of office and document processing space in Beaverton, Oregon, through September, 2015.

ITEM 3.   LEGAL PROCEEDINGS

We occasionally become involved in litigation arising in the normal course of business. There is no currently pending or, to the knowledge of management, threatened material litigation against us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted in the fourth quarter of 2005 to a vote of security holders.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded under the symbol “EPIQ” on the Nasdaq National Market. The following table shows the reported high and low sales prices for the common stock for the calendar quarters of 2005 and 2004 as reported by Nasdaq:

	2005		2004
	High	Low	High	Low
First Quarter	$15.00	$12.05	$20.90	$15.50
Second Quarter	16.97	12.90	17.80	13.24
Third Quarter	22.22	16.13	16.65	12.63
Fourth Quarter	22.44	17.21	17.03	13.81

Holders

As of February 17, 2006, there were approximately 100 owners of record of our common stock and approximately 4,200 beneficial owners of our common stock.

Dividends

At this time, we intend to retain our earnings to reduce our debt and for use in the operation and expansion of our business. Accordingly, we do not expect to declare or pay any cash dividends in the foreseeable future. The payment of dividends is within the discretion of our board of directors and will depend upon various factors, including future earnings, capital requirements, financial condition, the terms of our credit agreement, the terms of our convertible notes, and other factors deemed relevant by the board of directors. Various financial covenants in our credit agreement and our outstanding convertible notes may have the effect of limiting the ability of our board of directors to declare and pay cash dividends on our common stock. There is no restriction on the ability of our subsidiaries to transfer funds to EPIQ in the form of cash dividends, loans or advances.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2005 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,119,000	$13.77	986,000
Equity compensation plans not approved by security holders	650,000	$19.03	0
Total	4,769,000	$14.49	986,000

As of December 31, 2005, equity compensation plans approved by security holders consist of our 1995 Stock Option Plan and our 2004 Equity Incentive Plan. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares available under the 2004 Equity Incentive Plan. Securities remaining available for future issuance under our 2004 Equity Incentive Plan may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock.

As of December 31, 2005, equity compensation plans not approved by security shareholders consist solely of stock options issued in conjunction with our acquisitions of BSI, Poorman-Douglas, and nMatrix. The stock options issued to key employees of BSI, Poorman-Douglas, and nMatrix were inducement stock options issued in conjunction with the execution of employment agreements with each of those key employees to become employees of our newly acquired subsidiaries. In accordance with the Nasdaq corporate governance rules, shareholder approval of these inducement stock option grants was not required.

The stock options granted under equity compensation plans not approved by security holders were granted at an option exercise price equal to fair market value of the common stock on the date of grant, are non-qualified options, are exercisable for up to 10 years from the date of grant, and otherwise have terms substantially identical to the material terms of the 1995 Stock Option Plan and the 2004 Equity Incentive Plan. Stock options granted in conjunction with the acquisition of BSI vested 20% on January 31, 2003, the grant date thereof, and continue to vest 20% per year on each anniversary of the grant date until fully vested on January 31, 2007. Stock options granted in conjunction with the acquisition of Poorman-Douglas vest 20% per year, with the initial vesting having occurred January 31, 2005, over five years. Stock options granted in conjunction with the acquisition of nMatrix vest 25% per year, with the initial vesting to occur November 15, 2007, over five years.

Recent Sales of Unregistered Securities

On November 15, 2005, we issued 1,228,501 shares of restricted common stock to the sole owner of nMatrix as payment of a portion of the nMatrix purchase price. We issued the common stock in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.                SELECTED FINANCIAL DATA

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In Thousands, Except Per Share Data)
INCOME STATEMENT DATA:
Revenues from continuing operations	$130,796	$125,420	$67,936	$36,256	$28,149
Income from continuing operations	10,948	9,063	14,525	9,766	6,253
Income (loss) from discontinued operations	—	667	(5,818)	(1,533)	(1,311)
Net income	10,948	9,730	8,707	8,233	4,942
Income (loss) per share—Diluted
from continuing operations	$0.56	$0.49	$0.80	$0.64	$0.44
from discontinued operations	$—	$0.03	$(0.32)	$(0.10)	$(0.09)
Net income per share—Diluted	$0.56	$0.52	$0.48	$0.54	$0.35
BALANCE SHEET DATA:
Working capital related to continuing operations	$10,983	$22,979	$38,856	$63,503	$27,286
Total assets	394,870	240,088	141,927	108,037	70,648
Long-term debt	145,906	74,499	3,066	289	594
Stockholders’ equity	176,541	139,883	129,255	102,375	65,144

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

During January 2003, we acquired the member interests of BSI. The acquisition was accounted for using the purchase method of accounting with the operating results of BSI included in our statements of income since the date of acquisition. See Note 13 of the Notes to Consolidated Financial Statements.

During November 2003, the decision was made to dispose of our infrastructure software business and the business was sold in April 2004. Accordingly, all revenues, cost of sales, operating expenses, assets and liabilities related to infrastructure software have been reclassified as discontinued operations for all periods presented. See Note 14 of the Notes to Consolidated Financial Statements.

During January 2004, we acquired the equity of P-D Holding Corp. and its wholly-owned operating subsidiary, Poorman-Douglas Company (Poorman-Douglas). The acquisition was accounted for using the purchase method of accounting with the operating results of Poorman-Douglas included in our statement of income since the date of acquisition. See Note 13 of the Notes to Consolidated Financial Statements.

During October 2005, we acquired the equity of Hilsoft, Inc. (Hilsoft). The acquisition was accounted for using the purchase method of accounting with the operating results of Hilsoft included in our statement of income since the date of acquisition. See Note 13 of the Notes to Consolidated Financial Statements.

During November 2005, we acquired the equity of nMatrix, Inc. and nMatrix Australia Pty. Ltd. (collectively, nMatrix). The acquisition was accounted for using the purchase method of accounting with the operating results of nMatrix included in our statement of income since the date of acquisition. See Note 13 of the Notes to Consolidated Financial Statements.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Overview

We are a provider of technology-based solutions for the legal and fiduciary services industries. Our products and services assist clients with the administration of complex legal proceedings, including electronic litigation discovery, bankruptcy administration and class action administration. We have two operating segments: case management and document management.

Our case management segment generates revenue primarily through integrated technology-based products and services that support client engagements for electronic litigation discovery, class action and mass tort, and bankruptcy proceedings that can last several years and has a revenue profile that typically includes a recurring component. Our document management segment generates revenue primarily through legal noticing services, reimbursement for costs incurred related to postage on mailing services, media campaign and advertising management and document custody services. Document management revenue is generally less recurring due to the unpredictable nature of the frequency, timing, and magnitude of the clients’ business requirements.

The number of new bankruptcy filings each year may vary based on the level of consumer and business debt, the general economy, interest rate levels and other factors. For the government fiscal years ended September 30, 2003, 2004, and 2005, the Administrative Office of the U.S. Courts reported approximately 1.66 million, 1.62 million, and 1.78 million new bankruptcy filings, respectively. We believe an important indicator of future bankruptcy filings is the level of consumer and business debt outstanding. The most recent available Federal Reserve Flow of Funds Accounts of the United States, dated December 8, 2005, reported increases in both consumer and business debt outstanding as compared with the same period of the prior year.

During 2003, we determined that our infrastructure software segment was no longer aligned with our long-term strategic objectives and we developed a plan to sell this segment within a year. Accordingly, our infrastructure software results for 2004 and 2003, including our gain on disposition of the infrastructure software business, are included entirely within the discontinued operations section of our income statement.

We have acquired a number of businesses during the past several years. In January 2003, we acquired BSI to expand our offerings to include an integrated solution of a proprietary technology platform and professional services for corporate restructurings. In January 2004, we acquired Poorman-Douglas and expanded our product and service offerings to include class action, mass tort, and other similar legal proceedings. In October 2005, we acquired Hilsoft to enhance our ability to provide specialized media placement services related to class action, mass tort and bankruptcy noticing. In November 2005, we acquired nMatrix to expand our product and service offerings to include electronic litigation discovery.

In conjunction with our acquisition of nMatrix, we had notable changes to our capital structure. As partial purchase price consideration, we issued approximately 1.2 million shares of our common stock. To provide us with increased financial flexibility, we also restructured our credit facility. Our amended credit facility now consists of a $25 million senior term loan, due September 2006, and a $100 million senior revolving loan, due November 2008. During the term of the loan we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175 million.

Critical Accounting Policies

We consider our accounting policies related to revenue recognition, business combinations, goodwill, and identifiable intangible assets to be critical policies in understanding our historical and future performance.

Revenue recognition.   We have agreements with customers obligating us to deliver various products and services each month. Case management fees earned are contingent upon the month-to-month delivery of the products and services defined by the contracts and are related primarily to the size and complexity of the ongoing engagement. The formula-based fees earned each month become fixed and determinable on a monthly basis as a result of our completion of all contractually required performance obligations related to products delivered and services rendered by us during the month. Our case management business also provides hosting access; revenue related to hosting access is recognized over the period that service is provided. Document management revenues are recognized in the period the services are provided. Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a deferred revenue liability until all revenue recognition criteria have been satisfied. Significant sources of revenue include:

•       a monthly fee from financial institutions based on a percentage of total liquidated assets on deposit and on the number of trustees;

•       fees for database conversions, database hosting, processing, storage, maintenance and software upgrades;

•       monthly revenue based on the number of cases in a database;

•       fees based on the number of claims in a case;

•       fees for media placement; and

•       fees for services, including technology services, claims reconciliation, document printing, noticing, balloting, voting tabulation and other professional services.

Business combination accounting.   We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future. Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed. The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. Certain identifiable intangible assets, such as customer lists and covenants not to compete, are amortized on a straight-line basis over the intangible asset’s estimated useful life. The estimated useful life of amortizable identifiable intangible assets range from one to 14 years. Goodwill and certain other identifiable intangible assets are not amortized. Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results.

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

The estimate of fair value is highly subjective and requires significant judgment. If we determine that the fair value of any reporting unit is less than the reporting unit’s carrying value, then we will recognize an impairment charge. If goodwill on our balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition. Our unimpaired, recognized goodwill totaled $249.4 million as of December 31, 2005.

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

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets’ carrying value, net of amortization, was $53.4 million as of December 31, 2005.

Results of Operations for the Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

Consolidated Results

Revenue

Total revenue of $130.8 million for the year ended December 31, 2005 represents an approximate 4% increase compared with $125.4 million of revenue for the prior year. Total revenue includes revenue from reimbursed expenses, which are presented as a separate line item on our Consolidated Statements of Income. While revenues from reimbursed expenses may fluctuate significantly from period to period, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue. Revenue exclusive of revenue related to reimbursed expenses, which we refer to as operating revenue, increased $2.1 million, or approximately 2%, to $107.2 million for the year ended December 31, 2005 compared with $105.1 million for the same period in the prior year. All revenue is directly related to a segment and changes in revenue by segment are discussed below.

Operating Expenses

Direct costs, general and administrative expenses, and depreciation and software amortization increased $3.4 million, or approximately 4%, to $96.2 million for the year ended December 31, 2005 compared with $92.8 million for the prior year. Changes in direct costs, general and administrative expenses, and depreciation and software amortization are directly related to a segment and are discussed below.

Corporate administrative costs not attributable to segment operations increased by $3.9 million, or 17%, to $27.0 million for the year ended December 31, 2005 compared with $23.1 million for the prior year. This increase primarily results from the increase in the scope and complexity of our business, and is primarily the result of increases in compensation and related expenses, travel, professional services and software amortization expense.

Amortization of identifiable intangible assets decreased $1.0 million to $6.8 million for the year ended December 31, 2005 compared with $7.8 million for the prior year. All identifiable intangible assets are directly related to a segment and changes in amortization of identifiable intangible assets by segment are discussed below.

Acquisition related expenses of $3.0 million for the year ended December 31, 2005 and $2.2 million for the prior year result from non-capitalized expenses for executive bonuses, legal, accounting and valuation services, and travel incurred in connection with potential and completed transactions.

Expenses Related to Financing

Net expenses related to financing decreased $0.5 million, to $6.7 million for the year ended December 31, 2005 compared with $7.2 million of net expenses related to financing for the prior year. This decrease related to various financing components.

•       Variable interest expense related to our credit facilities and fixed interest expense related to our convertible debt increased $0.7 million to $4.5 million during the year ended December 31, 2005 compared to $3.8 million for the prior year primarily as a result of an increase in our variable interest rate, partly offset by a decrease in weighted average borrowings outstanding during the year.

•       Amortization of loan fees related to our credit facilities and our convertible debt offering decreased $1.0 million to $1.1 million during the year ended December 31, 2005 compared to $2.1 million for the prior year. This decrease is primarily a result of amortization related to a short-term subordinated borrowing under the credit facility used to finance the acquisition of Poorman-Douglas in January 2004. All fees related to this subordinated borrowing were amortized during 2004.

•       During 2004, we replaced the senior portion of the credit facility used to finance the Poorman-Douglas transaction with our KeyBank credit facility. As a result, during the year ended December 31, 2004, we recognized a $1.0 million charge for the write-off of loan fees related to the terminated credit facility.

•       Our convertible debt facility includes a provision allowing the convertible debt holders to extend the debt maturity from three years to six years. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, this provision is accounted for as an embedded option. At inception, the embedded option was valued at $1.2 million and the convertible debt balance was reduced by the same amount. The convertible debt accretes approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million. The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments which would be made if the convertible debt maturity is extended an additional three years. While the changes in fair value of the embedded option and carrying value of the convertible debt do not affect our current cash flow, the aggregate of these changes in value is accounted for as a current income or expense item and is included on our accompanying Consolidated Statements of Income as a component of interest expense. During the year ended December 31, 2005, we recognized expense related to the convertible debt accretion and change in value of the embedded option of $1.0 million, compared with $0.3 million of such expense in the prior year. If the embedded option is eventually exercised, the value assigned to the embedded option will be amortized to income as a reduction to our 4% convertible debt interest expense over the periods payments are made. If the option is not exercised by some or all convertible debt holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

Effective Tax Rate

Our effective tax rate related to income from continuing operations decreased from 41.3% for the year ended December 31, 2004 to 39.9% for the year ended December 31, 2005. The decrease in our 2005 effective tax rate compared to the prior year is the result of discrete events, and we anticipate that our future tax rate will increase. Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes. Two of our subsidiaries, BSI and the recently acquired nMatrix, operate primarily in New York City and are subject to state and local New York tax rates, which are higher than the tax rates assessed by other jurisdictions where we operate.

Business Segments

Revenue

Case management operating revenue increased $10.8 million, or approximately 16%, to $79.3 million for the year ended December 31, 2005 compared with $68.5 million for the year ended December 31, 2004. nMatrix, which was acquired on November 15, 2005, accounted for approximately $3.7 million of the increase in operating revenue. Operating revenue exclusive of nMatrix increased $7.1 million, or approximately 10%. This increase is primarily attributable to an increase in class action operating revenues resulting from the timing of several large cases and the expansion of our corporate restructuring professional service offerings, partly offset by a decrease in our trustee professional services.

During February 2006, we entered into a new pricing arrangement with our primary Chapter 7 depository financial institution. This new pricing arrangement will be effective beginning October 2006. Chapter 7 depository fees are included entirely within our case management segment. Under this arrangement, the fees we earn for deposits placed with this financial institution could have, within certain limits, variability based on fluctuations in short-term interest rates. Based on the terms of the pricing arrangement and the current interest rate environment, we do not anticipate that this new pricing arrangement will have a material impact on our 2006 revenues or earnings.

Document management operating revenue decreased $8.8 million, or approximately 24%, to $27.9 million for the year ended December 31, 2005 compared with $36.5 million for the prior year. This decrease is primarily attributable to a decline in advertising services. Our advertising services are primarily connected with class action and bankruptcy customers for whom we provide case administration services. Advertising services provided varies significantly depending on the characteristics of the case. Hilsoft, which we acquired in October 2005, provides advertising services independent of case management. As a result, we believe that the level of advertising services will increase in future periods from the level of advertising services provided during the year ended December 31, 2005. Document management revenue for reimbursed expenses of $20.5 million for the year ended December 31, 2005 increased approximately 15% compared with the same period in the prior year. Revenue for reimbursed expenses have little or no margin and, accordingly, this increase in revenue for reimbursed expenses did not have a material effect on our income from operations. Document management revenues, including revenues related to advertising services, can fluctuate materially from period to period based on clients’ business requirements.

Operating Expenses

Case management direct costs, general and administrative expenses, and depreciation and software amortization increased $3.5 million, or approximately 12%, to $32.6 million for the year ended December 31, 2005 compared with $29.1 million for the same period in the prior year. nMatrix, which was acquired on November 15, 2005, accounted for approximately $1.4 million of the increase in direct costs, general and administrative expenses, and depreciation and software amortization. Exclusive of nMatrix, direct and administrative expenses, including depreciation and software amortization, increased by $2.1 million, or approximately 7%. This increase is primarily attributable to an increase in reimbursed expenses and expenses related to the expansion of our bankruptcy service offerings. Our case management cost structure is relatively stable and generally does not fluctuate materially with changes in operating revenues.

Document management direct costs, general and administrative expenses, and depreciation and software amortization decreased $4.0 million, or 10%, to $36.6 million for the year ended December 31, 2005 compared with $40.6 million for the prior year. This decrease primarily results from a decrease in cost of advertising, related to the decline in advertising service revenue discussed above, partly offset by an increase in reimbursed expenses, the inclusion of Hilsoft operating expenses, and an increase in expenses paid to third parties for production services. Our document management cost structure is more variable than case management and will fluctuate based on document management business requirements delivered.

Both the case management and document management segments have identifiable intangible assets. Amortization of case management’s identifiable intangible assets decreased $0.2 million to $5.0 million for the year ended December 31, 2005 compared with $5.2 million for the prior year. This decrease is primarily attributable to certain intangible assets acquired in the BSI acquisition that became fully amortized during 2005, largely offset by an increase in amortization related to intangible assets acquired in the nMatrix acquisition. Amortization of document management’s identifiable intangible assets decreased $0.8 million to $1.7 million for the year ended December 31, 2005 compared with $2.5 million for the prior year. This decrease is primarily attributable to certain intangible assets acquired in the BSI acquisition that became fully amortized during 2005, partly offset by an increase in amortization related to intangible assets acquired in the Hilsoft acquisition. Note 4 of the Notes to the Consolidated Financial Statements provides a summary of the total identified intangible assets, the scheduled amortization expense and the scheduled amortization periods for intangible assets acquired through the nMatrix, Hilsoft, Poorman-Douglas and BSI acquisitions.

Results of Operations for the Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

Consolidated Results

Revenue

Total revenue of $125.4 million for the year ended December 31, 2004 represents an approximate 85% increase compared with $67.9 million of revenue for the same period in the prior year. With our acquisition of Poorman-Douglas in January 2004, revenue related to reimbursed expenses, such as postage pertaining to document management services, increased significantly. We reflect the revenue from these reimbursed expenses as a separate line item on our Consolidated Statements of Income. While revenues from reimbursed expenses may fluctuate significantly from period to period, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue. Revenue exclusive of revenue related to reimbursed expenses, which we refer to as operating revenue, increased $42.7 million, or approximately 68%, to $105.1 million for the year ended December 31, 2004 compared with $62.4 million for the same period in the prior year. All revenue is directly related to a segment and changes in revenue by segment are discussed below.

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

Expenses Related to Financing

Expenses related to financing totaled $7.2 million during the year ended December 31, 2004 compared with $0.1 million of interest income during the same period in the prior year. This increase related to various financing components. During the year ended December 31, 2004, we recognized a $1.0 million charge for the write-off of loan fees related to a credit facility we terminated. Variable interest expense related to our credit facilities, fixed interest expense related to our convertible debt, and interest accreted on debt with no stated interest rate totaled $3.8 million during the year ended December 31, 2004. Amortization of loan fees related to our credit facilities and related to our convertible debt offering totaled $2.1 million during the year ended December 31, 2004. Our convertible debt facility includes a provision allowing the convertible debt holders to extend the debt maturity from three years to six years. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, this provision is accounted for as an embedded option. At inception, the embedded option was valued at $1.2 million and the convertible debt balance was reduced by the same amount. The convertible debt accretes approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million. The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments which would be made if the convertible debt maturity is extended an additional three years. While the changes in fair value of the embedded option and carrying value of the convertible debt do not affect our current cash flow, the aggregate of these changes in value, totaling $0.3 million of expense for the year ended December 31, 2004, is accounted for as a current income or expense item and is included on our accompanying Consolidated Statements of Income as a component of interest expense. If the embedded option is eventually exercised, the value assigned to the embedded option will be amortized to income as a reduction to our 4% convertible debt interest expense over the periods payments are made. If the option is not exercised by some or all convertible debt holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

Effective Tax Rate

Our effective tax rate related to income from continuing operations increased slightly from 41.2% for the year ended December 31, 2003 to 41.3% for the year ended December 31, 2004. Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes. Our corporate restructuring subsidiary, BSI, operates primarily in New York City and is subject to state and local New York tax rates, which are higher than the tax rates assessed by other jurisdictions where we operate.

Discontinued Operations

Our infrastructure software results are included entirely within the discontinued operations section of our income statement. Pre-tax income from discontinued operations of $1.1 million for the year ended December 31, 2004 resulted primarily from our gain on sale of the business, partly offset by operating losses through the date of sale, which was April 30, 2004. Pre-tax loss from discontinued operations of $9.6 million for the year ended December 31, 2003 was primarily the result of a $7.6 million impairment charge to reduce goodwill, other intangible assets, software and other long-lived assets to their estimated fair value.

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

Operating Expenses

Case management direct costs, general and administrative expenses, and depreciation and software amortization increased $16.0 million, or approximately 122%, to $29.1 million for the year ended December 31, 2004 compared with $13.1 million for the same period in the prior year. This increase primarily results from the inclusion of Poorman-Douglas’ expenses subsequent to the acquisition date. Exclusive of Poorman-Douglas expenses, case management’s direct and administrative expenses, including depreciation and software amortization, increased $0.9 million due primarily to increases in operating software amortization and wage related expense. Our case management cost structure is relatively stable and generally does not fluctuate materially with changes in operating revenues.

Document management direct costs, general and administrative expenses, and depreciation and software amortization increased $30.9 million to $40.6 million for the year ended December 31, 2004 compared with $9.7 million for the prior year. This increase primarily results from the inclusion of Poorman-Douglas’ expenses, including reimbursed expenses, subsequent to the acquisition date. Exclusive of Poorman-Douglas’ expenses, our document management expenses declined $2.4 million due primarily to a decline in postage and print expense related to a decrease in noticing services. Our document management cost structure is more variable than case management and will fluctuate based on document management business requirements delivered.

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

Liquidity and Capital Resources

Operating Activities

During the year ended December 31, 2005, our operating activities provided net cash of $27.2 million. The primary sources of cash from operating activities were net income of $10.9 million and adjustments for non-cash charges and credits, primarily depreciation and amortization, of $17.0 million.

Changes in operating assets and liabilities as a direct result of assets acquired or liabilities assumed have been excluded from our Consolidated Statements of Cash Flows. However, subsequent to acquisition, cash flows related to these acquired assets and assumed liabilities are reflected in our Consolidated Statements of Cash Flows. For example, accounts receivable and accounts payable acquired or assumed as a part of the transaction are not reflected, respectively, as a use or source of cash. However, the subsequent collection or payment, respectively, of accounts receivable and accounts payable acquired or assumed as a part of the transaction are reflected as an operating source or use of cash, respectively.

Investing Activities

Our most significant use of cash for investing activities was to expand our business through acquisitions. Total cash used in 2005 to acquire businesses, net of $0.9 million cash acquired in the acquisitions, was approximately $110.5 million. During the year ended December 31, 2005, we used cash of approximately $4.6 million to purchase property and equipment. Enhancements to our existing software and development of new software is essential to our continued growth and, during the year ended December 31, 2005, we used cash of approximately $2.3 million to fund internal costs related to development of software for which technological feasibility has been established. We believe the nature of nMatrix’s operations will cause our property, equipment and software spending to increase during 2006 compared with 2005. We anticipate that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending in 2006.

Financing Activities

In conjunction with our acquisition of nMatrix, during November 2005 we amended our credit facility. Based on the terms of our amended credit facility, we increased our senior term loan borrowings from $17.2 million to $25.0 million. The amended credit facility eliminated the requirement for quarterly amortizing payments on the senior term loan, but shortened the maturity of the senior term loan from June 2008 to August 2006. The amended credit facility also increased our senior revolving loan from $75.0 million to $100.0 million. The maturity of the senior revolving loan was extended from June 2008 to November 2008. During the term of the loan, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.

During November 2005, under the amended credit facility we borrowed an additional $7.8 million under the senior term loan and $93.0 million under the senior revolving loan to finance the cash portion of our acquisition of nMatrix.

As of December 31, 2005, our borrowings consisted of $51.3 million from the contingent convertible subordinated notes (including the fair value of the embedded option), $25.0 million under the credit facility’s senior term loan, $93.0 million under the credit facility’s senior revolving loan, and approximately $4.2 million of obligations related to capitalized leases and deferred acquisition price.

We believe that the funds generated from operations plus amounts available under our credit facility’s senior revolving loan ($7.0 million at December 31, 2005) will be sufficient over the next year to finance currently anticipated working capital requirements, software expenditures, property and equipment expenditures, payments for contractual obligations, and interest payments due on our outstanding borrowings. The $25.0 million term loan under our credit facility matures in August 2006. In addition to current sources of liquidity discussed above, we may also consider an equity offering of our common shares to generate additional cash for payment of this term loan at maturity.

Subject to compliance with certain covenants under the amended credit facility, we have the right to increase the senior revolving loan to $175.0 million. We believe that funds generated from operations combined with the flexibility to increase our borrowings under our credit facility provide the liquidity to satisfy our foreseeable operational cash requirements.

We may pursue acquisitions in the future. If the acquisition price exceeds our then available cash and unused borrowing capacity, we may decide to issue equity, restructure our credit facility, partly finance the acquisition with a note payable, or some combination of the preceding. Covenants contained in our credit facility may limit our ability to consummate an acquisition.

Off-balance Sheet Arrangements

Although we generally do not utilize off-balance sheet arrangements in our operations, we enter into operating leases in the normal course of business. Our operating lease obligations are disclosed below under “Contractual Obligations” and also in Note 6 of the Notes to Consolidated Financial Statements.

Contractual Obligations

The following table sets forth a summary of our contractual obligations and commitments, excluding periodic interest payments, as of December 31, 2005.

	Payments Due By Period (In Thousands)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligation
Long-term debt and future accretion(1)	$172,389	$27,654	$144,735	$—	$—
Employment agreements(2)	10,812	4,943	4,345	1,524	—
Capital lease obligations	972	950	22	—	—
Operating leases	19,201	3,019	4,941	3,581	7,660
Total	$203,374	$36,566	$154,043	$5,105	$7,660

(1)          A portion of the BSI and Hilsoft purchase price were paid in the form of a non-interest bearing notes, which were discounted using an imputed rate of 5% and 8%, respectively, per annum. The discounts are accreted over the life of the note and each period’s accretion is added to the principal of the respective note. The amount in the above contractual obligation table includes both the notes’ principal, as reflected on our December 31, 2005 Consolidated Balance Sheet, and all future accretion. If certain revenue objectives are satisfied, we will make additional payments, not to exceed $3.0 million, over the next five years to the former owners of Hilsoft. Such payments, if any, are not included in the above contractual obligation table. Convertible debt is included at stated value of the principal redemption and excludes adjustments related to the embedded option, which will not be paid in cash. Any conversion to our common stock of part or all of the convertible debt will reduce our cash obligation related to the convertible debt.

(2)          In conjunction with acquisitions, we have entered into employment agreements with certain key employees of the acquired companies.

Recent Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (EITF) issued EITF 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. EITF 05-07 requires that, when a modification of a convertible debt instrument results in a change in the fair value of an embedded conversion option, the change in fair value of the embedded conversion option be included in the analysis of whether there has been a substantial change in the terms of the convertible debt instrument for purposes of determining whether the debt has been extinguishment. EITF 05-07 also requires subsequent recognition of interest expense for any change in the fair value of the embedded conversion option resulting from a modification of a convertible debt instrument. EITF 05-07 is effective beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not anticipate that the adoption of EITF 05-07 will have a material impact on our consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R is effective for EPIQ beginning January 1, 2006. Accordingly, we will adopt SFAS No. 123R, likely using the modified version of prospective application, beginning with our quarter ending March 31, 2006. Under the modified version of prospective application, compensation costs related to share-based compensation will be recognized in our financial statements for all periods beginning after December 31, 2005. For comparative periods ended on or before December 31, 2005, which are presented in our 2006 and subsequent financial statements, share-based compensation costs will continue to be excluded from our consolidated statements of income, but we will disclose these share-based compensation costs on a pro forma basis in a note to the consolidated financial statements. During February 2005, our compensation committee approved acceleration of the vesting of certain unvested options for employees, including an executive officer, and non-employee directors. The decision to accelerate the vesting of these options and eliminate future compensation expense was based primarily on a review of our long-term incentive programs considering the effect on our financial statements of changes in accounting rules that we must adopt in 2006. This action, which had an immaterial effect on our financial statements for the year ended December 31, 2005, will reduce the impact of adoption of SFAS No. 123R on our future consolidated financial statements. Adoption of SFAS No. 123R will materially increase our recognized compensation expense and will have a material impact on our consolidated income statement and balance sheet. We are working with independent valuation experts to document and validate key valuation variables, such as forfeiture rate, expected term, segmentation of employee population, expected term suboptimal exercise price, and expected volatility. Until this work is completed, we are unable to estimate the impact of adoption of this statement on our consolidated financial statements. However, if subsequent to December 31, 2005 no new awards were issued and no existing awards were forfeited, we estimate that adoption of SFAS No. 123R would decrease our net income for the year ending December 31, 2006 by approximately $1.4 million. We do not anticipate that adoption of SFAS No. 123R will have a material impact on our consolidated statement of cash flows.

In August 2005, the FASB issued FASB Staff Position (FSP) No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), to defer the requirement of SFAS No. 123R that a freestanding financial instrument originally subject to SFAS No. 123R becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The guidance in this FSP is effective upon initial adoption of SFAS No. 123R. We do not anticipate that adoption of FSP No. FAS 123(R)-1 will have a material impact on our consolidated financial statements.

In October 2005, the FASB issued FSP No. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R). This FSP states that, in determining the grant date of an award subject to SFAS No. 123R, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if both of the following conditions are met:  a) the award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer; and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The guidance in this FSP is effective upon initial adoption of SFAS No. 123R. We do not anticipate that adoption of FSP No. FAS 123(R)-2 will have a material impact on our consolidated financial statements.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides a simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. We have until December 31, 2006, to determine whether to make a one-time election to adopt the transition method described in this FSP. At this time, management is uncertain whether we will make the election to adopt the transition method described in this FSP and we are unable to estimate the impact, if any, on our consolidated financial statements if we elect to use the transition method described in this FSP.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. Our convertible debt and credit facility borrowings create market risks for us. We do not actively manage these market risks.

During 2004, we issued $50.0 million of convertible notes with a 4% fixed interest rate. While we do not have cash flow risk related to this instrument, the instrument does contain an embedded option related to the right of security holders to extend the maturity of the convertible notes which creates an earnings risk. A 10% increase in our stock value would result in a $0.2 million increase in the fair value of the embedded option and a corresponding decrease in pre-tax earnings. A 10% decrease in our stock value would result in a $0.2 million decrease in the fair value of the embedded option and a corresponding increase in pre-tax earnings. The estimated changes in fair value were calculated using a pricing model that incorporates assumptions regarding future volatility, interest rates and credit risk.

At December 31, 2005, we have borrowings outstanding under a credit facility. Interest on borrowings under our credit facility is computed at a variable rate based on the LIBOR rate and the prime rate and results in a market risk related to interest rates. A 1% increase or decrease in the LIBOR rate and the prime rate would increase or decrease, respectively, our annual pre-tax interest expense on variable rate borrowings outstanding as of December 31, 2005 by approximately $1.2 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements appear following Item 15 of this Report.

Supplementary Data - Quarterly Financial Information

The following table sets forth quarterly unaudited financial data for the quarters of the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Quarters
	1st	2nd	3rd	4th
Year ended December 31, 2005
Revenues from continuing operations	$31,461	$31,635	$32,016	$35,684
Net income	3,250	2,904	3,087	1,707
Net income per share—Diluted(1)	$0.17	$0.15	$0.16	$0.09
Year ended December 31, 2004
Revenues from continuing operations	$26,012	$34,908	$35,694	$28,806
Income from continuing operations	2,001	2,983	2,161	1,918
Income (loss) from discontinued operations(2)	(264)	1,008	(77)	—
Net income	1,737	3,991	2,084	1,918
Net income per share—Diluted(1)	$0.10	$0.22	$0.11	$0.10

(1)          The sum of the quarters may not equal the total of the respective year’s net income per share on a diluted basis due to changes in the weighted average shares outstanding throughout the year.

(2)          Discontinued operations relates entirely to the sale of our infrastructure business. See Note 14 of the Notes to Consolidated Financial Statements.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2005, the end of the period covered by this Annual Report on 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2005, EPIQ’s internal control over financial reporting is effective based on those criteria.

(b)   Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on page 34.

Management has excluded Hilsoft, Inc., nMatrix, Inc., nMatrix Australia Pty. Ltd., and nMatrix Ltd. from our assessment of internal control over financial reporting as of December 31, 2005 because we completed the acquisition of these entities during 2005. Hilsoft, Inc., nMatrix, Inc., nMatrix Australia Pty. Ltd., and nMatrix Ltd. are wholly-owned subsidiaries all of which were acquired during the fourth quarter of the year ended December 31, 2005 and whose financial statements, exclusive of goodwill, certain identifiable intangible assets, consisting of customer relationships, covenants not to compete, and trade names, and intercompany amounts (all of which are subject to corporate level controls), constitute 10% and 6% of net and total assets, respectively, 3% of revenues and 8% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2005. Our conclusion in this Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting as of December 31, 2005 does not include the internal control over financial reporting of Hilsoft, Inc., nMatrix, Inc., nMatrix Australia Pty. Ltd., and nMatrix Ltd.

(c)   There have been no changes in our internal controls over financial reporting during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
EPIQ Systems, Inc.
Kansas City, Kansas

We have audited management’s assessment, included as section (a) in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K, that EPIQ Systems, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Hilsoft, Inc., nMatrix, Inc., nMatrix Australia Pty. Ltd., and nMatrix Ltd., all of which were acquired during the fourth quarter of the year ended December 31, 2005, and whose financial statements, exclusive of goodwill, certain identifiable assets, consisting of customer relationships, covenants not to compete, and trade names, and intercompany amounts (all of which are subject to corporate level controls), constitute 10% and 6% of net and total assets, respectively, 3% of revenues and 8% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Hilsoft, Inc., nMatrix, Inc., nMatrix Australia Pty. Ltd., and nMatrix Ltd. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 7, 2006 expressed an unqualified opinion on those consolidated financial statements and the consolidated financial statement schedule.

DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 7, 2006

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2005.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2005.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2005.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2005.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2005.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

(1)          Financial Statements.   The following consolidated financial statements, contained on pages F-1 through F-29 of this report, are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2005 and 2004

Consolidated Statements of Income—Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity—Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows—Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2)          Financial Statement Schedules. EPIQ Systems, Inc. and subsidiaries for each of the years in the three-year period ended December 31, 2005.

Schedule II—Valuation and qualifying accounts

(3)          Exhibits. Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2006	EPIQ SYSTEMS, INC.
	By:	/s/ TOM W. OLOFSON
Tom W. Olofson
Chairman of the Board, Chief Executive Officer and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Name and Title	Date
/s/ TOM W. OLOFSON	Tom W. Olofson	March 8, 2006
Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
/s/ CHRISTOPHER E. OLOFSON	Christopher E. Olofson	March 8, 2006
President, Chief Operating Officer and Director
/s/ ELIZABETH M. BRAHAM	Elizabeth M. Braham	March 8, 2006
Executive Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ DOUGLAS W. FLEMING	Douglas W. Fleming	March 8, 2006
Director of Finance, Chief Accounting Officer (Principal Accounting Officer)
/s/ W. BRYAN SATTERLEE	W. Bryan Satterlee	March 8, 2006
Director
/s/ EDWARD M. CONNOLLY, JR.	Edward M. Connolly, Jr.	March 8, 2006
Director
/s/ JAMES A. BYRNES	James A. Byrnes	March 8, 2006
Director
/s/ JOEL PELOFSKY	Joel Pelofsky	March 8, 2006
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
EPIQ Systems, Inc.
Kansas City, Kansas

We have audited the accompanying consolidated balance sheets of EPIQ Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the schedule of valuation and qualifying accounts listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EPIQ Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 7, 2006

EPIQ SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	As of December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,563	$13,330
Trade accounts receivable, less allowance for doubtful accounts of $3,481 and $1,069, respectively	33,504	18,690
Prepaid expenses	2,818	2,052
Income taxes refundable	4,643	3,477
Deferred income taxes	1,978	754
Other current assets	85	736
Total Current Assets	56,591	39,039
LONG-TERM ASSETS:
Property, equipment and leasehold improvements, net	23,751	20,431
Software development costs, net	8,848	5,838
Goodwill	249,427	147,728
Other intangibles, net of accumulated amortization of $13,758 and $11,707, respectively	53,399	24,057
Other	2,854	2,995
Total Long-term Assets, net	338,279	201,049
Total Assets	$394,870	$240,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,954	$4,263
Customer deposits	2,196	2,375
Accrued compensation	3,944	873
Other accrued expenses	3,872	899
Current maturities of long-term obligations	27,642	7,650
Total Current Liabilities	45,608	16,060
LONG-TERM LIABILITIES:
Deferred income taxes	26,815	9,696
Long-term obligations (excluding current maturities)	145,906	74,499
Total Long-term Liabilities	172,721	84,195
STOCKHOLDERS’ EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; 50,000,000 shares authorized; issued and outstanding—19,253,466 and 17,883,917 shares at 2005 and 2004, respectively	193	179
Additional paid-in capital	128,484	102,738
Retained earnings	47,864	36,916
Total Stockholders’ Equity	176,541	139,833
Total Liabilities and Stockholders’ Equity	$394,870	$240,088

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2005	2004	2003
REVENUE:
Case management	$79,279	$68,526	$49,688
Document management	27,874	36,549	12,730
Operating revenue	107,153	105,075	62,418
Reimbursed expenses	23,643	20,345	5,518
Total Revenue	130,796	125,420	67,936
OPERATING EXPENSES:
Direct costs	57,790	60,384	16,490
General and administrative	31,072	25,886	16,868
Depreciation and software amortization	7,288	6,527	4,568
Amortization of intangibles	6,751	7,767	3,610
Acquisition related	2,984	2,197	1,793
Total Operating Expenses	105,885	102,761	43,329
INCOME FROM OPERATIONS	24,911	22,659	24,607
EXPENSES (INCOME) RELATED TO FINANCING:
Interest expense	6,809	6,343	201
Interest income	(122)	(128)	(284)
Debt extinguishment	—	995	—
Net Expenses (Income) Related to Financing	6,687	7,210	(83)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	18,224	15,449	24,690
PROVISION FOR INCOME TAXES	7,276	6,386	10,165
INCOME FROM CONTINUING OPERATIONS	10,948	9,063	14,525
DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued infrastructure segment (including gain on disposal of $1,616 during the year ended December 31, 2004)	—	1,104	(9,562)
Income tax (expense) benefit from operations of discontinued infrastructure segment	—	(437)	3,744
TOTAL DISCONTINUED OPERATIONS	—	667	(5,818)
NET INCOME	$10,948	$9,730	$8,707
NET INCOME PER SHARE INFORMATION:
Income per share—Basic
Income from continuing operations	$0.61	$0.51	$0.82
Income (loss) from discontinued operations	—	0.04	(0.33)
Net income per share—Basic	$0.61	$0.55	$0.49
Income per share—Diluted
Income from continuing operations	$0.56	$0.49	$0.80
Income (loss) from discontinued operations	—	0.03	(0.32)
Net income per share—Diluted	$0.56	$0.52	$0.48
WEIGHTED AVERAGE COMMON SHARESOUTSTANDING:
Basic	18,092	17,848	17,619
Diluted	21,551	19,828	18,104

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)

	As of December 31,
	2005	2004	2003
PREFERRED SHARES (2,000 authorized)	—	—	—
COMMON SHARES (50,000 authorized):
Shares, beginning of year	17,884	17,781	16,538
Shares issued upon exercise of options	140	103	189
Shares issued in acquisition of business	1,229	—	1,054
Shares, end of year	19,253	17,884	17,781
COMMON STOCK—PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$179	$178	$165
Proceeds from exercise of options	2	1	2
Shares issued in acquisition of business	12	—	11
Balance, end of year	193	179	178
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	102,738	101,891	83,731
Proceeds from exercise of options	1,029	595	1,039
Tax benefit from exercise of options	496	252	746
Net proceeds from (expenses for) private placement of stock	—	—	(114)
Shares issued in acquisition of business	24,221	—	16,489
Balance, end of year	128,484	102,738	101,891
RETAINED EARNINGS:
Balance, beginning of year	36,916	27,186	18,479
Net income	10,948	9,730	8,707
Balance, end of year	47,864	36,916	27,186
TOTAL STOCKHOLDERS’ EQUITY	$176,541	$139,833	$129,255

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,948	$9,730	$8,707
Adjustments to reconcile net income to net cash from operating activities:
Provision (benefit) for deferred income taxes	(188)	8,208	(1,855)
Depreciation and software amortization	7,288	6,527	5,796
Loan fee amortization and debt extinguishment	1,147	3,115	—
Change in valuation of embedded option and convertible debt	1,034	292	—
Amortization of intangible assets	6,751	7,767	3,745
Asset impairment charges	—	—	7,615
Gain on sale of discontinued operation	—	(1,616)	—
Other, net	1,015	370	234
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(3,141)	7,951	(5,948)
Prepaid expenses and other assets	(330)	1,187	(981)
Accounts payable and other liabilities	3,402	(10,762)	2,607
Income taxes, including tax benefit from exercise of stock options	(688)	(1,180)	731
Net cash provided by operating activities	27,238	31,589	20,651
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,555)	(5,424)	(3,772)
Software development costs	(2,269)	(1,670)	(2,753)
Cash paid for acquisition of businesses, net of cash acquired	(110,533)	(113,111)	(43,263)
Proceeds from sale of infrastructure business	489	1,111	—
Purchase of short-term investments	6,000	—	—
Sale of short-term investments	(6,000)	—	—
Other investing activities, net	38	65	(209)
Net cash used in investing activities	(116,830)	(119,029)	(49,997)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	106,841	193,500	—
Debt issuance costs	(938)	(5,931)	—
Payments under long-term debt and capital lease obligations	(17,109)	(118,455)	(347)
Expenses for stock issuance	—	—	(114)
Proceeds from exercise of stock options	1,031	595	1,041
Net cash provided by financing activities	89,825	69,709	580
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	233	(17,731)	(28,766)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,330	30,347	59,827
(Increase) decrease in cash classified as held for sale	—	714	(714)
CASH AND CASH EQUIVALENTS, END OF YEAR	$13,563	$13,330	$30,347

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE 1:             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of EPIQ Systems, Inc. (“EPIQ”) and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

EPIQ is a national provider of technology-based solutions for the legal and fiduciary services industries. Our products and services assist clients with the administration of complex legal proceedings, including electronic litigation discovery, bankruptcy administration and class action administration. Our clients include leading law firms, corporate legal departments, bankruptcy trustees, and other professional advisors who require sophisticated case administration and document management capabilities, extensive subject matter expertise and a high service capacity. We provide clients with an integrated offering of both proprietary technology and value-added services that comprehensively address their extensive business requirements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks and all liquid investments with original maturities of three months or less at the time of purchase.

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

Goodwill and Identifiable Intangible Assets

Goodwill is not amortized but is assigned to a reporting unit and tested for impairment at least annually and between annual tests if events or changes in circumstances have indicated that the assets might be impaired. Our annual impairment test, performed in July 2005 and using a discounted cash flow analysis to determine the fair value of each reporting unit, indicated that there were no impairments.

Identifiable intangible assets, resulting from various business acquisitions, consist primarily of customer relationships, trade names and agreements not to compete. Customer relationships, trade names and agreements not to compete are being amortized on a straight-line basis over their estimated economic benefit period, generally from one to 14 years. Identifiable intangibles assets are reviewed for impairment whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable.

NOTE 1:             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment, using our best estimates of operating cash flows based on reasonable and supportable assumptions and projections, whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.

Deferred Loan Fees

Incremental, third party costs related to establishing credit facilities and issuing convertible debt are capitalized and amortized based on the amortization schedule of the related debt. The unamortized costs are included as a component of other long-term assets on our Consolidated Balance Sheets. Amortization costs are included as a component of interest expense on our Consolidated Statements of Income. Unamortized costs related to debt extinguished prior to maturity due to refinancing were expensed and comprise debt extinguishment on our Consolidated Statements of Income.

Stock-Based Compensation

Stock compensation awards are accounted for under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Stock options awarded by us are granted with an exercise price equal to the fair market value on the date of the grant. As required by Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, following is a reconciliation of reported net income and net income per share to pro forma net income and pro forma net income per share had the compensation cost been determined based on the fair value at the grant dates using SFAS No. 123, Accounting for Stock-Based Compensation, for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data):

		Years Ended December 31,
		2005	2004	2003
Net income, as reported		$10,948	$9,730	$8,707
Add: stock-based employee compensation included in reported net earnings, net of tax		—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of tax		(6,605)	(2,975)	(2,195)
Net income, pro forma		$4,343	$6,755	$6,512
Net income per share—Basic	As reported	$0.61	$0.55	$0.49
	Pro forma	$0.24	$0.38	$0.37
Net income per share—Diluted	As reported	$0.56	$0.52	$0.48
	Pro forma	$0.23	$0.34	$0.36

Pro forma amounts presented above are based on actual earnings and consider only the effects of estimated fair values of stock options. For the year ended December 31, 2005, we did not assume conversion of the convertible notes as the effect was antidilutive. The convertible notes, if converted, would result in issuance of 2,857,000 shares of our common stock.

NOTE 1:             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following key assumptions:

	2005	2004	2003
Expected life (years)	5.0 - 5.3	5.3 - 5.4	5.5 - 6.2
Expected volatility	40%	30% - 48%	50% - 55%
Risk-free interest rate	4.0% - 4.3%	2.9% - 3.9%	2.2% - 3.1%
Dividend yield	0%	0%	0%

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

Revenue Recognition

We have agreements with customers obligating us to deliver various products and services each month. Case management fees earned are contingent upon the month-to-month delivery of the products and services defined by the contracts and are related primarily to the size and complexity of the ongoing engagement. The formula-based fees earned each month become fixed and determinable and are recognized as revenue on a monthly basis as a result of our completion of all contractually required performance obligations related to products delivered and services rendered by us during the month. Our case management business also provides hosting access; revenue related to hosting access is recognized over the period that service is provided. Document management revenues become fixed and determinable and are recognized in the period the services are provided. For both case management and document management, payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a deferred revenue liability until all revenue recognition criteria have been satisfied. Revenue or deferred revenue is recognized only if collectibility is reasonably assured.

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

Derivative Financial Instrument

The holders of our contingently convertible subordinated notes have the right to extend the maturity of these notes for a period not to exceed three years. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the notes represents an embedded option and is accounted for as a derivative financial instrument. The fair value of our obligation related to the embedded option has been included as a component of our long-term obligations on our accompanying Consolidated Balance Sheets. Changes in the fair value of the embedded option are recorded each period as a component of interest expense on our accompanying Consolidated Statements of Income. Changes in the fair value of the embedded option do not affect our cash flows and, accordingly,

NOTE 1:             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

are reflected as an adjustment to reconcile net income to net cash from operating activities on our accompanying Consolidated Statements of Cash Flows.

Comprehensive Income

We do not have any components of other comprehensive income; therefore comprehensive income equals net income for each of the three years ended December 31, 2005, 2004 and 2003.

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

Segment Information

In determining our reportable segments, we consider how we organize our business internally for making operating decisions and assessing business performance. Substantially all our revenues are derived from sources within the United States of America and substantially all of our long-lived assets are located in the United States of America.

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

Recent Accounting Pronouncements

In September 2005, the EITF issued EITF 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. EITF 05-07 requires that, when a modification of a convertible debt instrument results in a change in the fair value of an embedded conversion option, the change in fair value of the embedded conversion option be included in the analysis of whether there has been a substantial change in the terms of the convertible debt instrument for purposes of determining whether the debt has been extinguished. EITF 05-07 also requires subsequent recognition of interest expense for any change in the fair value of the embedded conversion option resulting from a modification of a convertible debt instrument. EITF 05-07 is effective beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not anticipate that the adoption of EITF 05-07 will have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application for reporting a change in accounting principle unless such application is impracticable or unless transition requirements specific to a newly adopted accounting principle require otherwise. SFAS No. 154 also requires the reporting of a correction of an error by restating previously issued financial statements.

NOTE 1:             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R is effective for EPIQ beginning January 1, 2006. Accordingly, we will adopt SFAS No. 123R, likely using the modified version of prospective application, beginning with our quarter ending March 31, 2006. Under the modified version of prospective application, compensation costs related to share-based compensation will be recognized in our financial statements for all periods beginning after December 31, 2005. For comparative periods ended on or before December 31, 2005, which are presented in our 2006 and subsequent financial statements, share-based compensation costs will continue to be excluded from our consolidated statements of income, but we will disclose these share-based compensation costs on a pro forma basis in a note to the consolidated financial statements. During February 2005, our compensation committee approved acceleration of the vesting of certain unvested options for employees, including an executive officer, and non-employee directors. The decision to accelerate the vesting of these options and eliminate future compensation expense was based primarily on a review of our long-term incentive programs considering the effect on our financial statements of changes in accounting rules that we must adopt in 2006. This action, which had an immaterial effect on our financial statements for the year ended December 31, 2005, will reduce the impact of adoption of SFAS No. 123R on our future consolidated financial statements. Adoption of SFAS No. 123R will materially increase our recognized compensation expense and will have a material impact on our consolidated income statement and balance sheet. We are working with independent valuation experts to document and validate key valuation variables, such as forfeiture rate, expected term, segmentation of employee population, expected term suboptimal exercise price, and expected volatility. Until this work is completed, we are unable to estimate the impact of adoption of this statement on our consolidated financial statements. However, if subsequent to December 31, 2005 no new awards were issued and no existing awards were forfeited, we estimate that adoption of SFAS No. 123R would decrease our net income for the year ending December 31, 2006 by approximately $1.4 million. We do not anticipate that adoption of SFAS No. 123R will have a material impact on our consolidated statement of cash flows.

In August 2005, the FASB issued FASB Staff Position (FSP) No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), to defer the requirement of SFAS No. 123R that a freestanding financial instrument originally subject to SFAS No. 123R becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The guidance in this FSP is effective upon initial adoption of SFAS No. 123R. We do not anticipate that adoption of FSP No. FAS 123(R)-1 will have a material impact on our consolidated financial statements.

In October 2005, the FASB issued FSP No. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R). This FSP states that, in determining the grant date of an award subject to SFAS No. 123R, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in

NOTE 1:             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accordance with the relevant corporate governance requirements if both of the following conditions are met:  a) the award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer; and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The guidance in this FSP is effective upon initial adoption of SFAS No. 123R. We do not anticipate that adoption of FSP No. FAS 123(R)-2 will have a material impact on our consolidated financial statements.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides a simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. We have until December 31, 2006, to determine whether to make a one-time election to adopt the transition method described in this FSP. At this time, management is uncertain whether we will make the election to adopt the transition method described in this FSP and we are unable to estimate the impact, if any, on our consolidated financial statements if we elect to use the transition method described in this FSP.

NOTE 2:             PROPERTY AND EQUIPMENT

Property, equipment and leasehold improvements are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful life of each asset. The classification of property, equipment and leasehold improvements and their estimated useful lives is as follows (in thousands):

	December 31,		Estimated
	2005	2004	Useful Life
Land	$192	$192
Building and building and leasehold improvements	8,947	8,912	5 - 30 years
Furniture and fixtures	2,061	2,035	5 - 10 years
Computer and office equipment	23,044	17,379	2 - 5 years
Mailroom equipment	858	832	3 - 5 years
Transportation equipment	6,396	4,855	3 - 5 years
	41,498	34,205
Less accumulated depreciationand amortization	(17,747)	(13,774)
Property, equipment and leasehold improvements, net	$23,751	$20,431

Computer and office equipment includes property acquired under capital leases. As of December 31, 2005 and 2004, assets acquired under capital lease had a historical cost basis of $2.9 million and $2.7 million, respectively, and accumulated amortization of $1.4 million and $0.5 million, respectively. Amortization expense related to these assets has been included as a component of “Depreciation and software amortization” in the accompanying Consolidated Statements of Income.

NOTE 3:             SOFTWARE DEVELOPMENT COSTS

The following is a summary of software development costs capitalized (in thousands):

	Year Ended December 31,
	2005	2004
Amounts capitalized, beginning of year	$11,838	$7,212
Development costs capitalized	2,269	1,670
Acquisitions	2,869	2,956
Amounts capitalized, end of year	16,976	11,838
Accumulated amortization, end of year	(8,128)	(6,000)
Software development costs, net	$8,848	$5,838

Included in the above are capitalized software development costs for unreleased products of $1.0 million and $1.3 million at December 31, 2005 and 2004, respectively. During the years ended December 31, 2005, 2004 and 2003, we recognized amortization expense related to capitalized software development costs of $2.1 million, $1.8 million, and $1.9 million, respectively.

NOTE 4:             GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amounts of goodwill by segment are as follows (in thousands):

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Case Management	Document Management	Total	Case Management	Document Management	Total
Balance, beginning of period	$106,371	$41,357	$147,728	$43,716	$20,472	$64,188
Goodwill acquired during the period	94,565	7,134	101,699	62,655	20,885	83,540
Balance, end of period	$200,936	$48,491	$249,427	$106,371	$41,357	$147,728

Other intangible assets as of December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,		Estimated
	2005	2004	Useful Life
Amortized Identifiable Intangible Assets:
Customer relationships	$37,313	$16,560	2 - 14 years
Accumulated amortization	(6,170)	(7,656)
Customer relationships, net	31,143	8,904
Trade names	2,319	1,574	1 - 2 years
Accumulated amortization	(1,578)	(721)
Trade names, net	741	853
Non-compete agreements	27,525	17,630	5 - 10 years
Accumulated amortization	(6,010)	(3,330)
Non-compete agreements, net	21,515	14,300
Total amortized intangible assets, net	$53,399	$24,057

NOTE 4:    GOODWILL AND INTANGIBLE ASSETS (Continued)

The weighted average life for identifiable intangibles acquired during 2005 are as follows:

Customer relationships	7.9 years
Trade names	1.4 years
Non-compete agreements	5.0 years
All identifiable intangibles	7.0 years

Amortization expense for each year in the three year period ended December 31, 2005 and estimated amortization expense for each of the next five years is as follows (in thousands):

For the Year Ending December 31,
Aggregate amortization expense included in continuing operations:
2003	$3,610
2004	7,767
2005	6,751
Estimated amortization expense:
2006	10,853
2007	8,384
2008	7,964
2009	6,882
2010	6,492

During November 2003 (the “Measurement Date”), a decision was made to dispose of our infrastructure software business. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets classified as held for sale were measured at the lower of their carrying amounts or fair value less cost to sell. Accordingly, as of the Measurement Date, we performed an impairment analysis based on estimated proceeds from the sale less selling costs. Based on this analysis, the carrying amount of goodwill and identified intangible assets related to the infrastructure software segment, with an aggregate balance of $4.8 million as of January 1, 2003, was entirely impaired. The related impairment charge is included as a component of discontinued operations on our Consolidated Statements of Income for the year ended December 31, 2003.

NOTE 5:             INDEBTEDNESS

The following is a summary of indebtedness outstanding (in thousands):

	Year Ended December 31,
	2005	2004
Senior term loan	$25,000	$21,875
Senior revolving loan	93,028	5,000
Convertible subordinated debt, including embedded option	51,326	50,292
Capital leases	972	1,773
Deferred acquisition price	3,222	3,209
Total indebtedness	$173,548	$82,149

NOTE 5:   INDEBTEDNESS (Continued)

Credit Facilities

As of December 31, 2004, we had a credit facility, with KeyBank National Association as administrative agent, which consisted of a $25.0 million senior term loan, with amortizing quarterly principal payments of $1.6 million, and a $50.0 million senior revolving loan.

In conjunction with our acquisition of the nMatrix companies, during November 2005 we amended our credit facility. Based on the terms of our amended credit facility, we increased our senior term loan borrowings from $17.2 million to $25.0 million. The amended credit facility eliminated the requirement for quarterly amortizing payments on the senior term loan, but also shortened the maturity of the senior term loan from June 2008 to August 2006. The amended credit facility also increased our senior revolving loan from $75.0 million to $100.0 million. The maturity of the senior revolving loan was extended from June 2008 to November 2008. During the term of the loan, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.

During November 2005, under the amended credit facility we borrowed an additional $7.8 million under the senior term loan and $93.0 million under the senior revolving loan to finance the cash portion of our acquisition of nMatrix.

The credit facility is secured by liens on our real property and a significant portion of our personal property and contains financial covenants related to earnings before interest, provision for income taxes, depreciation and amortization (“EBITDA”), total debt, senior debt, fixed charges and working capital. We were in compliance with all financial covenants as of December 31, 2005. As calculated at December 31, 2005, additional availability under this facility was approximately $7.0 million. As of December 31, 2005, our borrowings under the new credit facility totaled $118.0 million, consisting of $25.0 million borrowed under the senior term loan and $93.0 million borrowed under the senior revolving loan. Interest on the credit facility is generally based on a spread, which as of December 31, 2005 was 300 basis points, over the LIBOR rate. As of December 31, 2005, the interest rate charged on outstanding borrowings under the credit facility ranged from 7.4% to 7.6%.

Convertible Subordinated Debt

During June 2004, we issued $50.0 million of contingent convertible subordinated notes. Net proceeds of $47.4 million were used to repay and terminate an outstanding subordinated term loan and to pay in full our then outstanding revolving loan balance. The contingency has been satisfied and the notes may, at the option of the holders, be converted into shares of our common stock at any time. These convertible subordinated notes:

•       bear interest at a fixed rate of 4%, payable quarterly;

•       are convertible into shares of our common stock at a price of $17.50 per share; and

•       mature on June 15, 2007, subject to extension of maturity to June 15, 2010 at the option of the note holders.

If all shares were converted, the notes would convert into approximately 2.9 million shares of our common stock. If we change our capital structure (for example, through a stock dividend or stock split) while the notes are outstanding, the conversion price will be adjusted on a consistent basis and, accordingly, the number of shares of common stock we would issue on conversion would be adjusted.

The holders of the notes have the right to extend the maturity of the notes for a period not to exceed three years. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the notes represents an embedded option subject to bifurcation. The embedded option was initially valued at $1.2 million and the convertible debt balance was reduced by the same amount. The convertible debt is accreted approximately $0.1 million each quarter such that, at the end of

NOTE 5:   INDEBTEDNESS (Continued)

three years, the convertible debt balance will total $50.0 million. On our accompanying Consolidated Statements of Income, this accretion is a component of interest expense. The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments that will be made if the convertible debt maturity is extended an additional three years. Under this methodology, the embedded option has a current value of approximately $1.9 million. On our accompanying Consolidated Balance Sheets, our obligation related to the embedded option has been included as a component of the convertible note payable. During the year ended December 31, 2005, the value of the embedded option increased by approximately $0.6 million and this increase is included as a component of interest expense on our accompanying Consolidated Statements of Income for the year ended December 31, 2005. The changes in carrying value of the convertible debt and fair value of the embedded option do not affect our cash flow and, if the embedded option is exercised, the value assigned to the embedded option will be amortized as a reduction to our 4% convertible debt interest expense over the periods payments are made. If the option is not exercised by some or all convertible debt holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

The notes evidencing the contingent subordinated convertible debt contains financial covenants related to EBITDA, total debt, and senior debt. We were in compliance with all financial covenants as of December 31, 2005.

Capital Lease

At December 31, 2005, our debt obligation related to capital leases, classified as a current liability, was approximately $1.0 million.

Deferred Acquisition Price

On January 31, 2003, we acquired 100% of the membership interests of Bankruptcy Services LLC (“BSI”), a provider of technology-based case management, consulting and administrative services for corporate restructurings,. A portion of the purchase price, $4.0 million, was deferred. This deferred purchase price, which is payable in five annual installments through January 2008, was discounted using an imputed interest rate of 5% per annum. At December 31, 2005, the discounted value of the remaining note payments was approximately $2.8 million of which approximately $1.7 million was classified as a current liability.

On October 20, 2005, we acquired 100% of the equity of Hilsoft, Inc. (“Hilsoft”), a specialty provider of legal notification services, primarily for class action engagements. A portion of the purchase price, $0.5 million, was deferred. This deferred payment, which is non-interest bearing and is payable on October 20, 2007, was discounted using an imputed interest rate of 8% per annum. At December 31, 2005, the discounted value of this deferred payment was approximately $0.4 million and is classified entirely as a noncurrent liability.

NOTE 5:   INDEBTEDNESS (Continued)

Scheduled Principal Payments

Our long-term obligations, including credit facility debt outstanding as of December 31, 2005, convertible debt (including embedded option), deferred acquisition costs, and capitalized leases, mature as follows for years ending December 31 (in thousands):

2006	$27,642
2007	52,342
2008	93,564
Total	$173,548

NOTE 6:   OPERATING LEASES

We have non-cancelable operating leases for office space at various locations expiring at various times through 2015. Each of the leases requires us to pay all executory costs (property taxes, maintenance and insurance). Additionally, we have non-cancelable operating leases for office equipment and automobiles expiring through 2009.

Future minimum lease payments during the years ending December 31 are as follows (in thousands):

2006	$3,019
2007	2,670
2008	2,271
2009	1,995
2010	1,586
Thereafter	7,660
Total minimum lease payments	$19,201

Expense related to operating leases was approximately $2.6 million, $2.5 million, and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Subsequent to year-end, we entered into a lease for new office space for our electronic litigation discovery operations. This lease extends through 2015 and has total minimum lease of approximately $17.9 million.

NOTE 7:   STOCKHOLDERS’ EQUITY

On November 15, 2005, we issued approximately 1.2 million shares of restricted common stock, valued at approximately $24.2 million, as a part of the transaction to purchase nMatrix. Under the terms of a registration rights agreement executed concurrent with the acquisition agreement, we have agreed to prepare and file with the SEC a registration statement, and to use our best efforts to cause the registration statement to become effective as soon as reasonably practicable thereafter, to enable the resale of these shares on a delayed or continuous basis under Rule 415 of the Securities Act of 1933, as amended.

On January 31, 2003, we issued approximately 1.1 million shares of restricted common stock, valued at approximately $16.5 million, as a part of the transaction to purchase the membership interests of BSI. Half of the restricted shares could not be sold, transferred or encumbered for a period of one year from the date of issue, and the other half of the restricted shares could not be sold, transferred or encumbered for a period of two years from the date of issue. All shares of our common stock issued in connection with the BSI acquisition are now unrestricted.

NOTE 7:   STOCKHOLDERS’ EQUITY (Continued)

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

Defined Contribution Plan

We have defined contribution 401(k) plans covering substantially all employees. For EPIQ and BSI employees, we match 60% of the first 10% of employee contributions and also have the option of making discretionary contributions. For Poorman-Douglas employees, the percent match is based on years of service. After three years of service, we match 100% of the first 6% of employee contributions. Our contributions under both plans were approximately $0.8 million, $0.8 million, and $0.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 9:   FINANCIAL INSTRUMENTS AND CONCENTRATIONS

Fair Value of Financial Instruments

Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could affect the estimates.

As of December 31, 2005, the carrying value of cash, cash equivalents, and trade receivables approximate fair value. Borrowings under our credit facility are repriced frequently at market rates and approximate fair value. Our notes related to the BSI and Hilsoft deferred acquisition price are discounted at an imputed interest rate of 5% and 8%, respectively, and their combined carrying value of $3.2 million approximates fair value as of December 31, 2005. As of December 31, 2005, our convertible notes, which have a fixed interest rate of 4%, have a carrying value of $51.3 million and a fair value of $50.3 million. The fair value was calculated using a pricing model that incorporates assumptions regarding future volatility, interest rates and credit risk.

Significant Customer and Concentration of Credit Risk

On April 1, 2004, our exclusive national marketing arrangement with Bank of America became a non-exclusive arrangement with pricing established through September 30, 2006. During February 2006, the parties agreed to extend the arrangement indefinitely. Either party may, with appropriate notice, wind down the agreement over a period, including the notice period, of three years. We currently promote our Chapter 7 TCMS® software related products and services through marketing arrangements with various financial institutions. Bank of America has been, and continues to be, a significant partner for these marketing arrangements. Revenues recognized by us from Bank of America, all related to our case management segment, were approximately 21%, 24% and 51% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, Bank of America represented approximately

NOTE 9:   FINANCIAL INSTRUMENTS AND CONCENTRATIONS (Continued)

13% and 12% of our accounts receivable balance as of December 31, 2005 and 2004, respectively. In addition, a customer related to our newly acquired electronic litigation discovery business represented approximately 13% of our accounts receivable balance as of December 31, 2005.

NOTE 10:   INCOME TAXES

The following table presents the income from operations before income taxes and the provision for (benefit from) income taxes (in thousands):

	Years Ended December 31,
	2005	2004	2003
Income from continuing operations before income taxes	$18,224	$15,449	$24,690
Provision for income taxes from continuing operations:
Currently payable (receivable) income taxes
Federal	$6,996	$(16)	$7,245
State	468	83	2,886
Total	7,464	67	10,131
Deferred income taxes
Federal	(597)	5,843	28
State	409	476	6
Total	(188)	6,319	34
Provision for income taxes from continuing operations	7,276	6,386	10,165
Provision (benefit) for income taxes from discontinued operations:
Current income taxes	—	(1,452)	(1,855)
Deferred income taxes	—	1,889	(1,889)
Provisions (benefit) for income taxes from discontinued operations	—	437	(3,744)
Consolidated income tax provision	$7,276	$6,823	$6,421

A reconciliation of the provision for income taxes from continuing operations at the statutory rate of 35% to the provision for income taxes from continuing operations at our effective rate is shown below (in thousands):

	Years Ended December 31,
	2005	2004	2003
Computed at the statutory rate	$6,378	$5,407	$8,641
Change in taxes resulting from:
State income taxes, net of federal tax effect	840	717	1,372
Other	58	262	152
Provision for income taxes from continuing operations	$7,276	$6,386	$10,165

Tax benefits related to acquisitions of $0.3 million and $0.5 million were recorded as a reduction to goodwill for the years ended December 31, 2005 and 2004, respectively.

NOTE 10:   INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities on the accompanying Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$1,567	$467
Convertible debt	567	115
Intangible assets	532	127
Accrued liabilities	906	—
State net operating loss carryforwards	572	781
Total deferred tax assets	4,144	1,490
Deferred tax liabilities:
Prepaid expenses	868	494
Intangible assets	22,958	6,396
Property and equipment and software development costs	4,873	3,542
Other	282	—
Total deferred tax liabilities	28,981	10,432
Net deferred tax liability	$(24,837)	$(8,942)

As of December 31, 2005, we have aggregate state operating loss carryforwards, primarily related to our acquisitions of Poorman-Douglas and nMatrix, of $9.9 million. These carryforwards expire as follows:  $7.5 million in 2019 and $2.4 million in 2025. Management believes that it is more likely than not that we will be able to utilize these carryforwards and, therefore, no valuation allowance is necessary.

The above net deferred tax liability is presented on the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2005	2004
Current deferred income tax assets	$1,978	$754
Long-term deferred income tax liabilities	(26,815)	(9,696)
	$(24,837)	$(8,942)

NOTE 11:   NET INCOME PER SHARE

The details of the calculation of basic and diluted net income per share from continuing operations are as follows (in thousands, except per share data):

	Year Ended December 31,
	2005			2004			2003
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic income per share from continuing operations	$10,948	18,092	$0.61	$9,063	17,848	$0.51	$14,525	17,619	$0.82
Effect of dilutive securities:
Stock options		602			411			485
Convertible debt	$1,178	2,857		$647	1,569			—
Diluted income per share from continuing operations	$12,126	21,551	$0.56	$9,710	19,828	$0.49	$14,525	18,104	$0.80

For the years ended December 31, 2005, 2004, and 2003, weighted-average outstanding stock options totaling approximately 1.3 million, 1.5 million and 0.1 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.

NOTE 12:   STOCK OPTIONS

During June 2004, our 2004 Equity Incentive Plan (the “2004 Plan”) was approved by our shareholders and replaced our 1995 Stock Option Plan, as amended (the “1995 Plan”). The 2004 Plan limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock to 3,000,000 shares. Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable or is forfeited will be available for further grants unless, in the case of options granted, related stock appreciation rights are exercised. At December 31, 2005, there were approximately 986,000 options available for future grants under the 2004 Plan. Under the 2004 Plan, the option price may not be less than 100% of the fair market value of the common stock on the date of grant for a non-qualified stock option or an incentive stock option (“ISO”). In the case of an ISO granted to an employee owning more than 10% of the voting stock of EPIQ, the option price may not be less than 110% of the fair market value of the common stock on the date of grant.

The Compensation Committee of the Board of Directors administers the 2004 Plan and has discretion to determine the term of an option, which may not be exercised more than 10 years after the date of grant. In the case of an ISO granted to an employee owning more than 10% of the voting stock of EPIQ, the term may not exceed five years from the date of grant. Options may not be transferred by an optionee except by will or the laws of descent and distribution or to a family member by gift or qualified domestic relations order and are exercisable during the lifetime of an optionee only by the optionee or the optionee’s guardian or legal representatives. Assuming the option is otherwise still exercisable, options must be exercised within one year after termination of employment due to death or disability and within three months of any other termination of employment.

The Board of Directors may require in its discretion that any option granted becomes exercisable only in installments or after some minimum period of time, or both. The vesting schedule for outstanding options ranges from immediate to five years.

NOTE 12:   STOCK OPTIONS (Continued)

During November 2005, as part of the nMatrix acquisition, inducement stock options were granted, outside the 2004 Plan, to key employees to acquire up to 370,000 shares of common stock. The options were granted at an option exercise price equal to fair market value of the common stock on the date of grant, were non-qualified options, were exercisable for up to 10 years from the date of grant and vested 25% on the second anniversary of the grant date and continue to vest 25% per year on each anniversary of the grant date until fully vested.

During February 2005, our compensation committee approved acceleration of the vesting of certain unvested options for employees, including an executive officer, and non-employee directors. The decision to accelerate the vesting of these options and eliminate future compensation expense was based primarily on a review of our long-term incentive programs considering the effect on our financial statements of changes in accounting rules that we must adopt in 2006. This action, which had an immaterial effect on our financial statements for the year ended December 31, 2005, will reduce the impact of adoption of SFAS No. 123R on our future consolidated financial statements.

During the year ended December 31, 2004, as part of the Poorman-Douglas acquisition, inducement stock options were granted, outside the 1995 Plan and 2004 Plan, to key executives to acquire up to 300,000 shares of common stock. The options were granted at an option exercise price equal to fair market value of the common stock on the date of grant, were non-qualified options, were exercisable for up to 10 years from the date of grant and vested 20% on the first anniversary of the grant date and continue to vest 20% per year on each anniversary of the grant date until fully vested. During the year, one of the executives transitioned from full-time employee status to a consulting role and his option to purchase 100,000 shares of common stock was terminated.

During the year ended December 31, 2003, as part of the BSI acquisition, inducement stock options were granted, outside the 1995 Plan and 2004 Plan, to a key executive to acquire up to 100,000 shares of common stock. The option was granted at an option exercise price equal to fair market value of the common stock on the date of grant, were non-qualified options, were exercisable for up to ten years from the date of grant and vested 20% on the grant date and continues to vest 20% per year on each anniversary of the grant date until fully vested. During the year ended December 31, 2003, the vested portion of the option was exercised to purchase 20,000 shares of common stock.

Following is a summary of our stock options outstanding as of each year ended December 31 (in thousands, except price data):

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	3,230	$13.65	2,192	$12.38	1,744	$6.87
Granted	1,750	15.43	1,370	15.48	727	16.42
Forfeited	(70)	14.08	(232)	15.83	(87)	10.08
Exercised	(141)	7.25	(100)	5.75	(192)	5.36
Outstanding, end of year	4,769	14.49	3,230	13.65	2,192	12.38
Options exercisable, end of year	3,323		1,783		1,225
Weighted-average fair value of options granted during the year	$6.46		$7.04		$8.34

NOTE 12:   STOCK OPTIONS (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2005 (in thousands, except life and price data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.56 to $11.99	597	4.18 years	$6.48	597	$6.48
$12.00 to $13.99	1,221	8.77 years	12.45	1,009	12.37
$14.00 to $15.99	1,141	8.32 years	15.18	836	15.34
$16.00 to $17.99	761	7.33 years	16.61	566	16.62
$18.00 and over	1,049	9.19 years	19.11	315	18.66
	4,769	7.95 years	14.49	3,323	13.38

NOTE 13:   BUSINESS ACQUISITIONS

nMatrix

On November 15, 2005, EPIQ, acting through a wholly-owned subsidiary, acquired all the issued and outstanding shares of capital stock of nMatrix, Inc., nMatrix Australia Ptd. Ltd., and nMatrix Ltd. (collectively, “nMatrix”) for approximately $126.2 million, including capitalized acquisition costs. We believe this acquisition provides complementary diversification to our existing legal services business as nMatrix provides electronic litigation discovery services to law firms and in-house counsel. The purchase price consisted of cash of $100.0 million and approximately 1.2 million shares of our common stock. The fair value of our common stock issued, calculated based upon the five-day average of the closing price of the common stock two days before and two days after the acquisition was agreed to and publicly announced, was approximately $24.2 million. nMatrix, which will be included within our case management segment, will be operated from its current locations in New York, the United Kingdom, and Australia. Based on our preliminary valuation, the purchase price has been allocated as follows (in thousands):

Accounts receivable	$11,844
Other current assets	2,926
Property and software	7,323
Trade names	474
Customer relationships	25,040
Non-compete agreements	6,675
Current liabilities	(6,426)
Deferred tax liability	(16,301)
Goodwill	94,602
Total purchase price	$126,157

Trade names, customer relationships, and the non-compete agreements are amortized using the straight-line method over one year, eight years, and five years, respectively. The excess purchase price of $94.6 million was allocated to goodwill and is not amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired. The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, is not expected to be deductible for tax purposes. Of our common shares issued as consideration, approximately 246,000 are held in escrow. On submission of properly approved indemnification claims, the escrow trustee will liquidate sufficient shares to pay the indemnification claim. As of December 31, 2005, we have not submitted any claims related to this escrow. The escrow

NOTE 13:   BUSINESS ACQUISITIONS (Continued)

arrangement terminates May 14, 2007, at which time any of our common shares that have not been liquidated to pay claims will be distributed to the seller. Also, $4.0 million of the cash consideration is held in escrow pending collection of certain pre-acquisition receivables. Each month, a portion of the escrow is released to the seller based on the prior month’s collection of these pre-acquisition receivables. As of December 31, 2005, $2.6 million remained in this escrow account. This escrow arrangement terminates following the payment for collections made during September 2006 of these pre-acquisition receivables, at which time any amount that remains in escrow will be distributed to us.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying consolidated financial statements from the date of acquisition.

Hilsoft, Inc.

On October 20, 2005, we acquired for cash all the issued and outstanding shares of capital stock of Hilsoft Inc. We believe this acquisition provides complementary diversification to our existing class action business as Hilsoft is a specialty provider of legal notification services, primarily for class action engagements. The total value of the transaction, including capitalized transaction costs, was $9.3 million. If certain revenue objectives are satisfied, we may be required to make additional payments of up to $3.0 million to the former owners of Hilsoft. Hilsoft, which will be included entirely within our document management segment, will be operated from its current location in Pennsylvania. Based on our preliminary valuation, the purchase price has been allocated as follows (in thousands):

Tangible assets	$418
Trade name	271
Customer backlog	323
Non-compete agreements	2,680
Current liabilities	(291)
Deferred taxes, net	(1,341)
Goodwill	7,233
Total purchase price	$9,293

Customer backlog and the trade name are amortized using the straight-line method over two years. The non-compete agreements are amortized using the straight-line method over five years. The excess purchase price of $7.2 million was allocated to goodwill and is not amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired. The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, is not expected to be deductible for tax purposes.

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

All acquired identifiable intangible assets are amortized on a straight-line basis as follows:  the trade names over two years, the customer backlog over three years, the customer relationships over twelve years, and the non-compete agreements over five years. The excess purchase price of $83.1 million was allocated to goodwill and is not amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired. The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, is not expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying consolidated financial statements from the date of acquisition.

Bankruptcy Services LLC

On January 31, 2003, we acquired 100% of the membership interests of Bankruptcy Services LLC (“BSI”), a provider of technology-based case management, consulting and administrative services for corporate restructuring cases. The total value of the transaction, including capitalized transaction costs, was $67.0 million of which $45.5 million was paid in cash, $16.5 million (approximately 1.1 million shares) was paid in our common stock, $3.4 million was deferred in the form of a non-interest bearing note with a face value of $4.0 million discounted using an imputed interest rate of 5% per annum, $1.3 million of liabilities were assumed, and $0.3 million was paid in acquisition costs. The purchase price was allocated as follows (in thousands):

Current assets	$2,616
Property and software	755
Trade names	474
Customer backlog	4,700
Non-compete agreements	11,730
Goodwill	46,739
Total purchase price	$67,014

NOTE 13:   BUSINESS ACQUISITIONS (Continued)

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

Pro Forma Information

Unaudited pro forma operations, assuming each purchase acquisition was made at the beginning of the year preceding the acquisition, are shown below (in thousands, except per share data):

	For the Years Ended December 31,
	2005	2004	2003
Total revenues	$158,084	$146,927	$133,532
Income from continuing operations	$10,668	$3,929	$15,438
Discontinued operations	—	667	(5,818)
Net income	$10,668	$4,596	$9,620
Net income per share:
Income per share—Basic
Income from continuing operations	$0.59	$0.22	$0.88
Loss from discontinued operations	—	0.04	(0.33)
Net income per share—Basic	$0.59	$0.26	$0.55
Income per share—Diluted
Income from continuing operations	$0.52	$0.20	$0.85
Loss from discontinued operations	—	0.03	(0.32)
Net income per share—Diluted	$0.52	$0.23	$0.53

Pro forma data reflects the difference in amortization expense between EPIQ and the acquired companies as well as other adjustments, including income taxes and management compensation. The pro forma information is not necessarily indicative of what would have occurred if the acquisition had been completed on that date nor is it necessarily indicative of future operating results.

NOTE 14:   DISCONTINUED OPERATIONS

During November 2003, we determined that the infrastructure software business was no longer aligned with our long-term strategic objectives. Accordingly, we developed a plan to sell, within one year, our infrastructure software business. At the time, we determined that this business should be classified as a discontinued operation and that the related long-lived assets should be measured at the lower of their carrying amounts or fair value less cost to sell. Our estimated proceeds from the sale of our infrastructure software business, net of estimated selling costs, was less than the carrying amount of this business. As a result, for the year ended December 31, 2003, we reduced the carrying value of these assets, consisting of property and equipment, goodwill and other intangible assets, and recorded a pre-tax impairment charge, included in Discontinued Operations in the accompanying Consolidated Statements of Income, of approximately $7.6 million. The tax benefit related to this impairment charge, also included in Discontinued Operations in the accompanying Consolidated Statements of Income, was approximately $3.0 million.

On April 30, 2004, we sold our infrastructure software business to a private company with expertise in file transfer technology for consideration consisting of cash and a note receivable. As of December 31, 2005, we had collected all amounts due related to the note receivable. During the year ended December 31, 2004, we recognized a gain related to this sale, included in discontinued operations in the accompanying Consolidated Statements of Income, of approximately $1.0 million, net of tax.

As of December 31, 2004 and 2005, we did not hold any assets or liabilities related to this discontinued business. Revenues, cost of sales, and operating expenses related to this discontinued business have been classified as “Discontinued Operations” in the accompanying Consolidated Statements of Income for all periods presented. Following is summary financial information for discontinued operations (in thousands):

Net revenue and pre-tax income (loss) from discontinued operations:

	Years Ended December 31,
	2005	2004	2003
Net revenue from discontinued operations	$—	$661	$1,988
Pre-tax income (loss) from discontinued operations	$—	$1,104	$(9,562)

NOTE 15:   SEGMENT REPORTING

During the quarter ended March 31, 2004, we changed the structure of our operating segments as a result of changes in our business operations. These changes included our decision, during November 2003, to hold for sale our infrastructure business and our acquisition, in January 2004, of Poorman-Douglas, a provider of technology-based products and services for class action, mass tort and bankruptcy case administration.

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

Each segment’s performance is assessed based on segment revenues less costs directly attributable to that segment. In management’s evaluation of performance certain costs, such as shared services, administrative staff, and executive management, are not allocated by segment and, accordingly, the following operating segment results do not include those unallocated costs. Assets reported within a

NOTE 15:   SEGMENT REPORTING (Continued)

segment are those assets used by the segment in its operations and consist of property and equipment, software, identifiable intangible assets and goodwill. All other assets are classified as unallocated.

Information concerning operations of our reportable segments is as follows (in thousands):

	Year Ended December 31, 2005
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue	$79,279	$27,874	$—	$107,153
Reimbursed expenses	3,138	20,505	—	23,643
Total revenue	82,417	48,379	—	130,796
Costs and expenses:
Direct and administrative costs and depreciation and software amortization	32,580	36,581	26,989	96,150
Amortization of identifiable intangible assets	5,027	1,724	—	6,751
Acquisition related	—	—	2,984	2,984
Total operating expenses	37,607	38,305	29,973	105,885
Operating income	$44,810	$10,074	$(29,973)	24,911
Net expenses related to financing				(6,687)
Income from continuing operations before income taxes				18,224
Provision for income taxes				7,276
Net income from continuing operations				$10,948
Total assets	$260,831	$59,581	$74,458	$394,870
Provisions for depreciation and amortization	$9,681	$2,155	$2,203	$14,039
Capital expenditures	$4,961	$38	$1,825	$6,824

NOTE 15:   SEGMENT REPORTING (Continued)

	Year Ended December 31, 2004
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue	$68,526	$36,549	$—	$105,075
Reimbursed expenses	2,465	17,880	—	20,345
Total revenue	70,991	54,429	—	125,420
Costs and expenses:
Direct and administrative costs and depreciation and software amortization	29,107	40,604	23,086	92,797
Amortization of identifiable intangible assets	5,243	2,524	—	7,767
Acquisition related	—	—	2,197	2,197
Total operating expenses	34,350	43,128	25,283	102,761
Operating income	$36,641	$11,301	$(25,283)	22,659
Net expenses related to financing				(7,210)
Income from continuing operations before income taxes				15,449
Provision for income taxes				6,386
Net income from continuing operations				$9,063
Total assets	$131,233	$51,264	$57,591	$240,088
Provisions for depreciation and amortization	$9,505	$2,998	$1,791	$14,294
Capital expenditures, including capital leases	$5,326	$36	$4,464	$9,826

	Year Ended December 31, 2003
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue	$49,688	$12,730	$—	$62,418
Reimbursed expenses	311	5,207	—	5,518
Total revenue	49,999	17,937	—	67,936
Costs and expenses:
Direct and administrative costs and depreciation and software amortization	13,118	9,658	15,150	37,926
Amortization of identifiable intangible assets	2,102	1,508	—	3,610
Acquisition related	—	—	1,793	1,793
Total operating expenses	15,220	11,166	16,943	43,329
Operating income	$34,779	$6,771	$(16,943)	24,607
Net income related to financing				83
Income from continuing operations before income taxes				24,690
Provision for income taxes				10,165
Net income from continuing operations				$14,525
Total assets	$59,518	$26,806	$55,603	$141,927
Provisions for depreciation and amortization	$5,881	$1,516	$781	$8,178
Capital expenditures	$3,609	$—	$2,916	$6,525

NOTE 16:   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Cash paid (received) for:
Interest	$3,376	$3,877	$53
Income taxes	8,499	(207)	7,518
Non-cash investing and financing transactions:
Capitalized lease obligations incurred	—	2,733	—
Issuance of common shares in purchase transactions	24,233	—	16,500
Obligation incurred in purchase transactions	463	—	3,445

EPIQ SYSTEMS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Deductions from reserves	Balance at end of year
Allowance for doubtful receivables from continuing operations
For the year ended December 31, 2005	$1,069	$1,119	$2,008	(1)	$(715)	$3,481
For the year ended December 31, 2004	340	1,099	—		(370)	1,069
For the year ended December 31, 2003	5	347	—		(12)	340

(1)          Consists primarily of allowance related to acquired receivables.

EXHIBIT INDEX

The following exhibits are filed with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description
3.1	Articles of Incorporation, as amended through June 2, 2004.*
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

4.3

Amendment No. 1 to Securities Purchase Agreement among EPIQ Systems, Inc. and the Holders, dated as of December 15, 2005. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005.

4.4

Registration Rights Agreement dated as of June 10, 2004, among EPIQ Systems, Inc. and the Buyers listed on the Schedule of Buyers attached thereto. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2004.

4.5	Form of Contingent Convertible Subordinated Note, as amended.*
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
10.3

Securities Purchase Agreement dated as of November 7, 2002, among EPIQ Systems, Inc. and the Purchasers named therein. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2002.

10.4

Membership Interest Purchase Agreement dated as of January 31, 2003, among Jay D. Chazanoff, Stephen R. Simms, Ron L. Jacobs, Kathleen Gerber, Bankruptcy Services LLC, EPIQ Systems Acquisition, Inc. and EPIQ Systems, Inc. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2003.

10.5

Employment Agreement dated as of January 31, 2003, among Bankruptcy Services LLC, EPIQ Systems, Inc. and Ron Jacobs. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2003.

10.6

Employment Agreement dated as of January 31, 2003, among Bankruptcy Services LLC, EPIQ Systems, Inc. and Kathleen Gerber. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2003.

10.7

Stock Option Agreement among EPIQ Systems, Inc., Bankruptcy Services LLC and Ron Jacobs dated as of January 31, 2003. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2003.

10.8

Agreement and Plan of Merger among P-D Holding Corp., EPIQ Systems, Inc., PD Merger Corp., and Endeavour Capital Fund III, L.P., in its capacity as Shareholders’ Representative, dated as of January 30, 2004. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2004.

10.9

Agreement Related to Merger Agreement among EPIQ Systems, Inc., P-D Holding Corp., certain shareholders of P-D Holding Corp. and Endeavour Capital Fund III, L.P., in its capacity as Shareholders’ Representative, dated as of January 30, 2004. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2004.

10.10

Employment and Non-Competition Agreement between Poorman-Douglas Corporation and Jeffrey B. Baker dated as of January 30, 2004. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2004.

10.11

Stock Option Agreement between EPIQ Systems, Inc. and Jeffrey B. Baker dated as of January 30, 2004. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2004.

10.12

Stock Purchase Agreement between EPIQ Systems Acquisition, Inc. and Ajuta International Pty. Ltd., as trustee of Hypatia Trust, dated as of November 15, 2005. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.13

Amended and Restated Credit and Security Agreement dated November 15, 2005, among EPIQ Systems, Inc., the Lenders named therein, and KeyBank, National Association, as Lead Arranger, Sole Book Runner, and Administrative Agent. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.14

Registration Rights Agreement between EPIQ Systems, Inc. and Ajuta International Pty. Ltd., as trustee of Hypatia Trust, dated as of November 15, 2005. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.15	Form of Nonqualified Stock Option Agreement under 2004 Equity Incentive Plan.*
12.1	Statement regarding computation of earnings to fixed charges.*
21.1	List of Subsidiaries.*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accountants.*
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350.*

*                    Filed herewith.