Form 10-Q
period 2006-03-31
EPIQ SYSTEMS INC
filed 2006-05-09
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

OR

Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock at May 4, 2006:

Class	Outstanding
Common Stock, $.01 par value	19,385,717

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

REVENUE:
Case management	$26,024	$19,885
Document management	12,975	6,081
Operating revenue	38,999	25,966
Reimbursed expenses	5,657	5,495
Total Revenue	44,656	31,461

OPERATING EXPENSES:
Direct costs	21,131	13,736
General and administrative	11,699	7,992
Depreciation and software and leasehold amortization	2,297	1,774
Amortization of other intangibles	2,767	1,623
Total Operating Expenses	37,894	25,125

INCOME FROM OPERATIONS	6,762	6,336

EXPENSES (INCOME) RELATED TO FINANCING:
Interest income	(46)	(39)
Interest expense	3,310	801
Net Expenses Related To Financing	3,264	762

INCOME BEFORE INCOME TAXES	3,498	5,574

PROVISION FOR INCOME TAXES	1,468	2,324

NET INCOME	$2,030	$3,250

NET INCOME PER SHARE INFORMATION:
Basic	$0.11	$0.18
Diluted	$0.10	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,284	17,887
Diluted	23,325	21,112

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,827	$13,563
Trade accounts receivable, less allowance for doubtful accounts of $3,229 and $3,481, respectively	35,765	33,504
Prepaid expenses	3,125	2,818
Income taxes refundable	3,302	4,643
Deferred income taxes	1,706	1,978
Other current assets	516	85
Total Current Assets	51,241	56,591

LONG-TERM ASSETS:
Property, equipment and leasehold improvements, net	24,295	23,751
Software development costs, net	8,913	8,848
Goodwill	249,729	249,427
Other intangibles, net of accumulated amortization of $16,525 and $13,758, respectively	50,302	53,399
Other	2,722	2,854
Total Long-term Assets, net	335,961	338,279
Total Assets	$387,202	$394,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,684	$7,954
Customer deposits	2,359	2,196
Accrued compensation	1,151	3,944
Other accrued expenses	4,302	3,872
Current maturities of long-term obligations	18,496	27,642
Total Current Liabilities	33,992	45,608

LONG-TERM LIABILITIES:
Long-term obligations (excluding current maturities)	145,645	145,906
Deferred income taxes	26,351	26,815
Other long-term liabilities	481	—
Total Long-term Liabilities	172,477	172,721

STOCKHOLDERS’ EQUITY:
Common stock - $0.01 par value; 50,000,000 shares authorized; issued and outstanding — 19,358,717 and 19,253,466 shares at March 31, 2006 and December 31, 2005, respectively	194	193
Additional paid-in capital	130,661	128,484
Retained earnings	49,894	47,864
Accumulated other comprehensive income	(16)	—
Total Stockholders’ Equity	180,733	176,541
Total Liabilities and Stockholders’ Equity	$387,202	$394,870

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,030	$3,250
Adjustments to reconcile net income to net cash from operating activities:
Share-based compensation expense	530	—
Depreciation and software and leasehold amortization	2,297	1,774
Loan fee amortization	337	284
Amortization of other intangibles	2,767	1,623
Other	38	186
Changes in operating assets and liabilities, net of effects from business acquisition:
Trade accounts receivable	(1,986)	(6,230)
Prepaid expenses and other assets	(943)	(757)
Accounts payable and other liabilities	(1,012)	(458)
Excess tax benefit related to share-based compensation	(145)	—
Income taxes (including $402 and $18 of tax benefit related to share-based compensation, respectively)	1,743	2,035
Net cash provided by operating activities	5,656	1,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,990)	(404)
Software development costs	(935)	(437)
Cash paid for acquisition of business, net of cash acquired	(150)	—
Purchase of short-term investments	—	(4,000)
Sale of short-term investments	—	2,150
Other	3	(1,767)
Net cash used in investing activities	(4,072)	(4,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	—	5,000
Principal payments under long-term debt obligations	(9,712)	(7,118)
Excess tax benefit related to share-based compensation	145	—
Proceeds from exercise of stock options	1,247	46
Net cash used in financing activities	(8,320)	(2,072)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,736)	(4,823)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,563	13,330
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,827	$8,507

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,913	$834
Income taxes paid (received)	$(275)	$46

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF RECENTLY ADOPTED ACCOUNTING POLICIES

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for reporting and display of comprehensive income and its components. Our total comprehensive income, which includes net earnings and foreign currency translation adjustments, was as follows (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Net income	$2,030	$3,250
Foreign currency translation adjustment	(16)	—
Total other comprehensive income	$2,014	$3,250

Share-based Compensation

During the quarter ended March 31, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.

We elected to adopt SFAS No. 123R using the modified version of prospective application. Under the modified version of prospective application, we have recognized compensation costs related to share-based compensation beginning with the quarter ended March 31, 2006. We recognize this expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Prior to 2006, we accounted for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which required compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Compensation costs related to share-based compensation for periods ended on or before December 31, 2005 are reflected on a pro forma basis in Note 6 of these notes to condensed consolidated financial statements.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 156, Accounting for Servicing of Financial Assets (SFAS 156). SFAS 156 requires than an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 allows an entity to choose whether to subsequently measure its servicing assets and servicing liabilities using the amortization method or the fair value measurement method. SFAS 156 is effective for an entity’s first fiscal year that begins after September 15, 2006 and should be applied prospectively to all transactions after adoption. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

NOTE 1:            NATURE OF OPERATIONS AND SUMMARY OF RECENTLY ADOPTED ACCOUNTING POLICIES (Continued)

In February 2006, the FASB issued Statement of Financial Accounting Standard 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. (SFAS 155). SFAS 155 allows an entity to make an irrevocable election to measure a financial instrument with an embedded derivative, referred to as a hybrid financial instrument, at fair value in its entirety rather than bifurcating and separately valuing the embedded derivative instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

NOTE 2:   INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial statements, and do not include all the information and notes required by GAAP for complete financial statements. The financial statements should be read in conjunction with our audited financial statements and accompanying notes, which are included in our Form 10-K for the year ended December 31, 2005.

In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly our financial position as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3:   GOODWILL AND INTANGIBLE ASSETS

Amortizing identifiable intangible assets at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer contracts	$36,887	$7,623	$37,313	$6,170
Trade names	2,414	1,844	2,319	1,578
Non-compete agreements	27,526	7,058	27,525	6,010
	$66,827	$16,525	$67,157	$13,758

Aggregate amortization expense related to identifiable intangible assets was $2.8 million and $1.6 million for the three-month periods ended March 31, 2006 and 2005, respectively. Amortization expense related to identifiable intangible assets for 2006 and the following five years is estimated as follows (in thousands):

Estimated
Year Ending	Amortization
December 31,	Expense
2006	$10,853
2007	8,384
2008	7,964
2009	6,882
2010	6,492
2011	4,759
$45,334

During the three months ended March 31, 2006, we received additional information regarding our preliminary valuation of nMatrix net assets acquired in November 2005 (see Note 4 of these notes to condensed consolidated financial statements). Based on this information, we adjusted both the recorded value of net assets acquired and the carrying value of goodwill by approximately $0.3 million. At both March 31, 2006 and December 31, 2005, intangible assets not subject to amortization, consisting solely of goodwill, had carrying values of $249.7 million and $249.4 million, respectively.

NOTE 4:   BUSINESS ACQUISITIONS

nMatrix

On November 15, 2005, EPIQ, acting through a wholly-owned subsidiary, acquired all the issued and outstanding shares of capital stock of nMatrix, Inc., nMatrix Australia Pty. Ltd., and nMatrix Ltd. (collectively, “nMatrix”) for approximately $126.3 million, including capitalized acquisition costs. We believe this acquisition further expands the product and service offerings of our legal services business. The purchase price consisted of cash of $100.0 million and approximately 1.2 million shares of our common stock. The fair value of our common stock issued, calculated based upon the five-day average of the closing price of the common stock two days before and two days after the acquisition was consummated, was approximately $24.2 million. In conjunction with the acquisition, we entered into an agreement with the selling shareholder to register the shares of common stock issued as a part of the acquisition consideration. Within this agreement, we guaranteed the common stock price of $20.35 per share, valued as the average closing price of our common stock for the 40 consecutive trading days ending on the date four trading days prior to the closing date. This guarantee terminates as of the close of business on the date that is after any 15 trading days on which the selling shareholder may lawfully sell shares under a registration statement and the last sale price for our common stock has been equal to or greater than the $20.35. Based on our March 31, 2006 closing price of $19.00 per share, as of March 31, 2006 the guarantee amount was approximately $1.7 million. We will not record a liability for this guarantee until the contingency is resolved. If a payment is made under this guarantee, we will reduce the equity proceeds recorded as a part of the acquisition transaction. Based on our valuation, the purchase price has been allocated as follows (in thousands):

Accounts receivable	$11,844
Other current assets	2,926
Property and software	7,236
Trade names	569
Customer relationships	24,614
Non-compete agreements	6,676
Current liabilities	(6,395)
Deferred tax liability	(16,110)
Goodwill	94,947

Total purchase price	$126,307

Trade names, customer relationships, and the non-compete agreements are amortized using the straight-line method over one year, eight years, and five years, respectively. The excess purchase price of $94.9 million was allocated to goodwill and is not amortized but will be reviewed for impairment annually and between annual reviews if events or changes in circumstances indicate that the asset might be impaired. The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, is not expected to be deductible for tax purposes. Of our common shares issued as consideration, approximately 246,000 are held in escrow. On submission of properly approved indemnification claims, the escrow trustee will liquidate sufficient shares to pay the indemnification claim. As of March 31, 2006, we have not submitted any claims related to this escrow. The escrow arrangement terminates May 14, 2007, at which time any of our common shares that have not been liquidated to pay claims will be distributed to the seller. Also, $4.0 million of the cash consideration is held in escrow pending collection of certain pre-acquisition receivables. Each month, a portion of the escrow is released to the seller based on the prior month’s collection of these pre-acquisition receivables. As of March 31, 2006, approximately $1.0 million remained in this escrow account. This escrow arrangement terminates following the payment for collections made through September 2006 of these pre-acquisition receivables, at which time any amount that remains in escrow will be distributed to us.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying condensed consolidated financial statements from the date of acquisition. The operating results of nMatrix are included within our case management segment.

NOTE 4:   BUSINESS ACQUISITIONS (Continued)

Hilsoft, Inc.

On October 20, 2005, we acquired for cash all the issued and outstanding shares of capital stock of Hilsoft, Inc. We believe this acquisition provides complementary diversification to our existing class action business, as Hilsoft is a specialty provider of legal notification services, primarily for class action engagements. The total value of the transaction, including capitalized transaction costs, was $9.3 million. If certain revenue objectives are satisfied, we will be required to make additional payments of up to $3.0 million to the former owners of Hilsoft.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying condensed consolidated financial statements from the date of acquisition. The operating results of Hilsoft are included within our document management segment.

Pro Forma Results

Pro forma results of operations assuming the above acquisitions were made at the beginning of 2005 are shown below (in thousands, except per share data):

Three Months Ended March 31, 2005

Total revenues	$38,287

Net income	$2,865
Net income per share:
Basic	$0.15
Diluted	$0.14

Pro forma adjustments include estimated amortization expense, interest expense, management compensation and income taxes. The pro forma information is not necessarily indicative of what would have occurred if the acquisitions had been completed on that date nor is it necessarily indicative of future operating results.

NOTE 5:   INDEBTEDNESS

The following is a summary of indebtedness outstanding (in thousands):

	March 31, 2006	December 31, 2005
Senior term loan	$17,000	$25,000
Senior revolving loan	93,028	93,028
Contingent convertible subordinated debt, including embedded option	51,597	51,326
Capital leases	964	972
Deferred acquisition price	1,552	3,222
Total indebtedness	$164,141	$173,548

Credit Facilities

We have a credit facility with KeyBank National Association as administrative agent. At inception, this facility consisted of a $25.0 million senior term loan and a $100.0 million senior revolving loan. The senior term loan matures in August 2006 and the senior revolving loan matures in November 2008. The senior term loan does not have any required amortizing payments. During the term of the loan we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.

The credit facility is secured by liens on our real property and a significant portion of our personal property and contains financial covenants related to:  earnings before interest, provision for income taxes, depreciation and amortization (“EBITDA”); total debt; senior debt; fixed charges; and working capital. We were in compliance with all financial covenants as of March 31, 2006. As of March 31, 2006, our borrowings under the credit facility totaled $110.0 million, consisting of $17.0 million under the senior term loan and $93.0 million under the senior revolving loan. Interest on the credit facility is generally based on a spread over the LIBOR rate. Effective July 1, 2006, the calculation of the interest rate for the senior term loan will be adjusted to increase the spread over the LIBOR rate by 2%. As of March 31, 2006, the interest rate charged on outstanding borrowings ranged from 7.6% to 7.8%.

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

NOTE 5:   INDEBTEDNESS (Continued)

The holders of the notes have the right to extend the maturity of the notes for a period not to exceed three years. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the notes represents an embedded option subject to bifurcation. The embedded option was initially valued at $1.2 million and the convertible debt balance was reduced by the same amount. The convertible debt is accreted approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million. On our accompanying condensed consolidated statements of income, this accretion is a component of interest expense. The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments that will be made if the convertible debt maturity is extended an additional three years. Under this methodology, the embedded option has a current value of approximately $2.1 million. On our accompanying condensed consolidated balance sheets, our obligation related to the embedded option has been included as a component of the convertible note payable. For the three months ended March 31, 2006, the value of the embedded option increased by approximately $0.2 million and this increase is included as a component of interest expense on our accompanying condensed consolidated statements of income. The changes in carrying value of the convertible debt and fair value of the embedded option do not affect our cash flow and, if the embedded option is exercised, the value assigned to the embedded option will be amortized as a reduction to our 4% convertible debt interest expense over the periods payments are made. If the option is not exercised by some or all convertible debt holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

The notes evidencing the contingent subordinated convertible debt contain financial covenants related to EBITDA, total debt, and senior debt. We were in compliance with all financial covenants as of March 31, 2006.

Capital Lease

At March 31, 2006, our debt obligation related to capital leases, classified as a current liability, was approximately $1.0 million.

Deferred Acquisition Price

On January 31, 2003, we acquired 100% of the membership interests of Bankruptcy Services, LLC (“BSI”), a provider of technology-based case management, consulting and administrative services for Chapter 11 restructurings, for a purchase price of $67.0 million. A portion of the purchase price, $4.0 million, was deferred. This deferred payment, which is non-interest bearing and payable in five annual installments, was discounted using an imputed interest rate of 5% per annum. At March 31, 2006, the discounted value of the remaining note payments was approximately $1.1 million of which approximately $0.6 million was classified as a current liability.

On October 20, 2005, we acquired 100% of the equity of Hilsoft, a specialty provider of legal notification services primarily for class action engagements. A portion of the purchase price, $0.5 million, was deferred. This deferred payment, which is non-interest bearing and is payable on October 20, 2007, was discounted using an imputed interest rate of 8% per annum. At March 31, 2006, the discounted value of this deferred payment was approximately $0.5 million and is classified entirely as a noncurrent liability.

Scheduled Principal Payments

Our long-term obligations, including credit facility debt, convertible debt (including embedded option), deferred acquisition costs, and capitalized leases, mature as follows for each twelve-month period ending March 31 (in thousands):

2007	$18,496
2008	52,617
2009	93,028
Total	$164,141

NOTE 6: SHARE-BASED COMPENSATION

During the quarter ended March 31, 2006, we adopted SFAS No. 123R, Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.

We elected to adopt SFAS No. 123R using the modified version of prospective application. Under the modified version of prospective application, we have recognized compensation costs related to share-based compensation beginning with the quarter ended March 31, 2006. Compensation costs related to share-based compensation for periods ended on or before December 31, 2005 are reflected on a pro forma basis in this note to our condensed consolidated financial statements.

As disclosed in our February 18, 2005 filing on Form 8-K, during February 2005 our compensation committee approved acceleration of the vesting of approximately 0.5 million unvested options, with a weighted-average exercise price of $14.28 per share, for certain employees, including an executive officer and non-employee directors. Unvested options to purchase approximately 1.2 million shares, with a weighted-average exercise price of approximately $15.26 per share, were not accelerated as the employees holding the unvested options did not meet the criteria established by our compensation committee. The decision to accelerate the vesting of these options and eliminate future compensation expense was based primarily on a review of our long-term incentive programs considering the effect on our financial statements of the then pending change in accounting rules for stock options. This action, which had an immaterial effect on our financial statements for the year ended December 31, 2005, reduced the amount of expense we would have recognized on adoption of SFAS 123R by approximately $2.2 million (approximately $0.2 million during the three months ended March 31, 2006, and approximately $0.8 million, $0.7 million, $0.5 million and $0.2 million for the years ending December 31, 2006, 2007, 2008, and 2009, respectively).

Our 2004 Equity Incentive Plan (the Plan), which is shareholder approved, permits us to grant up to 3 million equity based instruments. Although various forms of equity instruments may be issued, to date we have issued only incentive share options and nonqualified share options under this Plan. These share options, which have a contractual term of 10 years, are issued with an exercise price equal to the grant date closing market price of our common stock. The vesting periods range from immediate to 5 years. Share options which vest over 5 years generally vest either 20% per year on the first five anniversaries of the grant date, or 25% per year on the second through fifth anniversaries of the grant date. Shares vesting over a shorter period will generally vest 100% as of the designated vesting date. We issue new shares to satisfy share option exercises. We do not anticipate that we will repurchase shares on the open market during 2006 for the purpose of satisfying share option exercises.

As a result of our adoption of SFAS No. 123R, during the quarter ended March 31, 2006, we recognized expense related to options issued prior to but unvested as of January 1, 2006 as well as expense related to options issued during the quarter. For options issued prior to but unvested as of January 1, 2006, compensation expense was based on the fair value of those options as calculated using the Black-Scholes option valuation model at the date the options were issued. Key assumptions for the Black-Scholes option valuation model include expected volatility, expected term of options granted, the expected risk-free interest rate, and the expected dividend rate. The assumptions used in those fair value calculations have been disclosed in our Annual Reports on Form 10-K previously filed with the SEC. For options issued during the quarter ended March 31, 2006, the options were also valued using the Black-Scholes option valuation models and with key assumptions related to expected volatility, expected term of options granted, the expected risk-free interest rate, and the expected dividend rate. We estimate our expected volatility based on implied volatilities from traded options on our stock and on our stock’s historical volatility. We have estimated the expected term of our options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior. The expected risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Historically, we have not paid dividends and we do not anticipate paying dividends in the foreseeable future; accordingly, our expected dividend rate is zero.

NOTE 6: SHARE-BASED COMPENSATION (Continued)

Following is a summary of key assumptions we used to value options granted during the three months ended March 31, 2006.

Expected term (years)	5.0
Expected volatility	34.5% - 40.7%
Weighted-average volatility	38.0%
Risk-free interest rate	4.3% - 4.8%
Dividend yield	0%

Compensation expense for the quarter ended March 31, 2006 was adjusted for options we estimate will be forfeited prior to vesting. We use historical information to estimate employee termination and the resulting option forfeiture rate.

A summary of option activity during the three months ended March 31, 2006 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	4,769	$14.49
Granted	155	19.05
Exercised	(129)	11.91
Forfeited	(12)	15.28
Outstanding, end of period	4,783	14.70	7.75	$20,977

Options exercisable, end of period	3,296	13.53	7.22	$18,027

The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 were $7.69 and $5.17, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $1.1 million. During the three months ended March 31, 2006, we received cash for payment of the grant price of exercised options of approximately $1.2 million and we anticipate we will realize a tax benefit related to these exercised options of approximately $0.4 million. The cash received for payment of the grant price is included as a component of cash flow from financing activities. The tax benefit related to the option exercise price in excess of the option fair value at grant date ($0.1 million) is also included as a component of cash flow from financing activities; the remainder of the tax benefit ($0.3 million) is included as a component of cash flow from operating activities.

During the three months ended March 31, 2006, we recognized share-based compensation expense, which is a non-cash charge, of approximately $0.5 million, of which $0.1 million is included under the caption “Direct costs” and $0.4 million is included under the caption “General and administrative” on the accompanying condensed consolidated statements of income. During the three months ended March 31, 2006, we recognized a net tax benefit of approximately $0.2 million related to aggregate share-based compensation expense recognized during the same period. As a result, income before income taxes was reduced by approximately $0.5 million, net income was reduced by approximately $0.3 million, net income per share — basic was reduced by approximately $0.02 per share, and net income per share — diluted was reduced by approximately $0.01 per share. As of March 31, 2006, there was $7.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 2.5 years.

NOTE 6: SHARE-BASED COMPENSATION (Continued)

Prior to adoption of SFAS 123R, we accounted for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which required compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Options awarded under our option plans are granted with an exercise price equal to the fair market value on the date of the grant. As a result, our Condensed Consolidated Statements of Income does not include expense related to share-based compensation for the three months ended March 31, 2005. Had the compensation cost been determined based on the fair value at the grant dates based on the guidance provided by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, our net income and net income per share for the three months ended March 31, 2005 would have been adjusted to the following pro forma amounts (in thousands, except per share data):

		Three Months Ended March 31, 2005
Net income, as reported		$3,250
Add: stock-based employee compensation included in reported net earnings, net of tax		—
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax		(3,066)
Net income, pro forma		$184

Net income per share — Basic	As reported	$0.18
	Pro forma	$0.01

Net income per share — Diluted	As reported	$0.17
	Pro forma	$0.01

Pro forma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of stock options. For the three months ended March 31, 2005, we did not assume conversion of the convertible notes as the effect was antidilutive.

NOTE 7: NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income available to common shareholders, increased by the amount of interest expense, net of tax, related to outstanding convertible debt, by the weighted average number of outstanding common shares and incremental shares that may be issued in future periods relating to outstanding stock options and convertible debt, if dilutive. When calculating incremental shares related to outstanding stock options, we apply the treasury stock method. The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital on exercise of the options, are used to repurchase outstanding shares at the average market price for the period.

The computations of basic and diluted net income per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2006			2005
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic net income per share	$2,030	19,284	$0.11	$3,250	17,887	$0.18

Effect of dilutive securities:
Stock options		1,184			368
Convertible debt	298	2,857		288	2,857

Diluted net income per share	$2,328	23,325	$0.10	$3,538	21,112	$0.17

For the three months ended March 31, 2006 and 2005, weighted-average outstanding stock options totaling approximately 1.0 million and 2.8 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.

NOTE 8: OPERATING LEASES

We have non-cancelable operating leases for office space at various locations expiring at various times through 2015. Each of the leases requires us to pay all executory costs (property taxes, maintenance and insurance). Additionally, we have non-cancelable operating leases for office equipment and automobiles expiring through 2009.

Future minimum lease payments during each of the twelve months ending March 31 are as follows (in thousands):

2007	$5,159
2008	4,683
2009	4,250
2010	3,553
2011	3,520
Thereafter	15,969
Total minimum lease payments	$37,134

Expense related to operating leases was approximately $1.2 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively.

NOTE 9: SEGMENT REPORTING

We have two operating segments: (i) case management and (ii) document management. Case management solutions provide clients with integrated technology-based products and services for the automation of administrative tasks to address their business requirements related to a case. Document management solutions include proprietary technology and production services to ensure timely, accurate and complete execution of documents related to a case.

Each segment’s performance is assessed based on segment revenues less costs directly attributable to each segment. In management’s evaluation of performance, certain costs, such as shared services, administrative staff, and executive management, are not allocated by segment and, accordingly, the following operating segment results do not include such unallocated costs. Assets reported within a segment are those assets used by the segment in its operations and consist of property, equipment and leasehold improvements, software, identifiable intangible assets and goodwill. All other assets are classified as unallocated.

Following is a summary of segment information (in thousands):

	Three Months Ended March 31, 2006
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue	$26,024	$12,975	$—	$38,999
Reimbursed expenses	781	4,876	—	5,657
Total revenue	26,805	17,851	—	44,656

Costs and expenses:
Direct and administrative costs and depreciation and software and leasehold amortization	11,723	14,983	8,421	35,127
Amortization of other intangibles	2,250	517	—	2,767
Total operating expenses	13,973	15,500	8,421	37,894
Operating income	$12,832	$2,351	$(8,421)	6,762
Interest expense, net				3,264

Income before income taxes				3,498
Provision for income taxes				1,468

Net income				$2,030

Provision for depreciation and amortization	$3,890	$607	$567	$5,064

NOTE 9: SEGMENT REPORTING (Continued)

	Three Months Ended March 31, 2005
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue	$19,885	$6,081	$—	$25,966
Reimbursed expenses	896	4,599	—	5,495
Total revenue	20,781	10,680	—	31,461

Costs and expenses:
Direct and administrative costs and depreciation and software and leasehold amortization	8,094	8,144	7,264	23,502
Amortization of other intangibles	1,157	466	—	1,623
Total operating expenses	9,251	8,610	7,264	25,125
Operating income	$11,530	$2,070	$(7,264)	6,336
Interest expense, net				762
Income before income taxes				5,574
Provision for income taxes				2,324

Net income				$3,250

Provision for depreciation and amortization	$2,244	$592	$561	$3,397

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

EPIQ Systems is a provider of technology-based solutions for the legal and fiduciary services industries. Our products and services assist clients with the administration of complex legal proceedings, including electronic litigation discovery, bankruptcy administration and class action administration. Our clients include leading law firms, corporations, bankruptcy trustees, and other professional advisors who require sophisticated case administration and document management capabilities, extensive subject matter expertise and a high service capacity. We provide clients with an integrated offering of both proprietary technology and value-added services that comprehensively address their extensive business requirements.

The substantial increase of electronic documents in the business community has changed the dynamics of how attorneys support discovery in complex litigation matters. According to the 2005 Socha-Gelbmann Electronic Discovery Survey, the 2004 domestic commercial electronic discovery revenues were estimated at $832 million, an approximate 94% increase from 2003. According to this same source, the market is expected to continue to grow at increase 50% to 60% each year from 2005 to 2007. Due to the increasing complexity of cases, the increasing volume of data that are maintained electronically, and the increasing volume of documents (both paper and electronic) that are produced in all types of litigation, law firms are increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

The number of new bankruptcy filings each year may vary based on the level of consumer and business debt, the general economy, interest rate levels and other factors. We believe the level of consumer and business debt is among the most important indicators of future bankruptcy filings. The most recent available Federal Reserve Flow of Funds Accounts of the United States, dated March 9, 2006, reported increases in both consumer and business debt outstanding as compared with the same period of the prior year. The increase in consumer debt was the result of a significant increase in home mortgage debt, partly offset by a slight decline in consumer credit debt.

The class action and mass tort marketplace is significant, with estimated annual tort claim costs in excess of $250 billion according to an update study issued in 2004 by Towers Perrin. Administrative costs, which include costs, other than defense costs, incurred by either the insurance company or self-insured entity in the administration of claims, comprise approximately 20% of this total.

We have acquired a number of businesses during the past several years. In January 2003, we acquired BSI to expand our offerings to include an integrated solution of a proprietary technology platform and professional services for Chapter 11 corporate restructurings. In January 2004, we acquired Poorman-Douglas and expanded our product and service offerings to include class action, mass tort, and other similar legal proceedings. In October 2005, we acquired Hilsoft to enhance our expert legal notification services related to class action, mass tort and bankruptcy noticing. In November 2005, we acquired nMatrix to expand our product and service offerings to include electronic litigation discovery.

We have two operating segments: case management and document management.

Case Management Segment

Case management support for client engagements generally lasts several years and has a revenue profile that may include a recurring component. Our case management segment generates revenue primarily through the following integrated technology-based products and services.

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

•                  Call center support.

Document Management Segment

Document management revenue is generally non-recurring due to the unpredictable nature of the frequency, timing, and complexity of the clients’ business requirements. Our document management segment generates revenue primarily through the following services.

•                  Legal noticing services to parties of interest in bankruptcy and class action matters.

•                  Reimbursement for costs incurred related to postage on mailing services.

•                  Media campaign and advertising management.

•                Document custody services.

Critical Accounting Policies

We consider our accounting policies related to revenue recognition, share-based compensation, business combinations, goodwill, and identifiable intangible assets to be critical policies in understanding our historical and future performance.

Revenue recognition. We have agreements with customers obligating us to deliver various products and services each month. Case management fees earned are contingent upon the month-to-month delivery of the products and services defined by the contracts and are related primarily to the size and complexity of the ongoing engagement. The formula-based fees earned each month become fixed and determinable as a result of our completion of all contractually required performance obligations related to products delivered and services rendered by us during the month. Our case management business also recognizes revenue for hosting services that is recognized over the period that service is provided. Document management revenues are recognized in the period the services are provided. Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a deferred revenue liability until all revenue recognition criteria have been satisfied. Significant sources of revenue include:

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

Share-based compensation. Effective January 1, 2006, we began accounting for share-based compensation under SFAS No. 123R. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. We recognize this expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Recognition of share-based compensation expense had, and will likely continue to have, a material affect on our direct costs and general and administrative line items within our condensed consolidated statements of income and also may have a material affect on our deferred income taxes and additional paid-in capital line items within our condensed consolidated balance sheets. Adoption of SFAS No. 123R will affect the classification within our condensed consolidated statement of cash flows of certain tax benefits as certain tax benefits formerly classified as operating cash flows will now be classified as financing cash flows. To date, the only share-based compensation we have issued is stock options. Determining the fair value of a stock option grant at the date of the award requires the use of estimates related to volatility, expected term, risk-free interest rate, and future dividend payments. We estimate our expected volatility based on implied volatilities from traded options on our stock and on our stock’s historical volatility. We have estimated the expected term of our options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior. The expected risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Historically, we have not paid dividends and we do not anticipate paying dividends in the foreseeable future; accordingly, our expected dividend rate is zero. The estimate of fair value at grant date is not revised based on subsequent experience. Net share-based compensation expense recognized is also affected by our estimate of the number of stock option grants that will be forfeited prior to vesting and the tax benefit that will be realized if the stock option grants are exercised. We use historical information to estimate employee termination and the resulting option forfeiture rate. These factors are revised based on subsequent experience, and such revised estimates may have a material impact on our expense recognition and adjustments to additional paid in capital in future periods.

Business combination accounting. We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future. Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed. The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. Certain identifiable intangible assets, such as customer lists and covenants not to compete, are amortized on a straight-line basis over the intangible asset’s estimated useful life. The estimated useful lives of amortizable identifiable intangible assets range from 1 to 14 years. Goodwill and certain other identifiable intangible assets are not amortized. Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results.

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

A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units. The estimate of fair value is highly subjective and requires significant judgment. If we determine that the fair value of any reporting unit is less than the reporting unit’s carrying value, then we will recognize an impairment charge. If goodwill on our balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition. Our goodwill totaled $249.7 million as of March 31, 2006.

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

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets’ carrying value, net of amortization, was $50.3 million as of March 31, 2006.

Results of Operations for the Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005

Consolidated Results

Revenue

Total revenue of $44.7 million for the three months ended March 31, 2006 represents an approximate 42% increase compared to $31.5 million of revenue for the same period in the prior year. A significant part of our total revenue consists of reimbursement for certain expenses we incur, such as postage related to document management services. We reflect the revenue from these reimbursed expenses as a separate line item on our accompanying condensed consolidated statements of income. Although reimbursed revenue and expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue. Revenue exclusive of reimbursed expenses, which we refer to as operating revenue, increased $13.0 million, or approximately 50%, to $39.0 million for the three months ended March 31, 2006 compared to $26.0 million for the same period in the prior year. All revenue is directly related to a segment, and changes in revenue by segment are discussed below.

Costs and Expenses

Direct and administrative costs, including depreciation and software and leasehold amortization, increased $11.6 million, or approximately 49%, to $35.1 million for the three months ended March 31, 2006 compared with $23.5 million for the same period in the prior year.

Direct and administrative costs, including depreciation and software and leasehold amortization, not allocated to a segment increased $1.1 million, or 16%, to $8.4 million for the three months ended March 31, 2006 compared with $7.3 million for the three months ended March 31, 2005. The primary reasons for the increase in unallocated direct and administrative costs, including depreciation and software and leasehold amortization, was the recognition of share-based compensation expense resulting from adoption of Statement of Financial Accounting Standards No. 123 (revised) (SFAS 123R), Share-based Payment, combined with an increase in travel and meeting expense related to the expansion of our business.

Amortization of identifiable intangible assets, compared with the same period in the prior year, increased $1.1 million to $2.8 million for the three months ended March 31, 2006. All identifiable intangible assets are directly related to a segment, and changes in amortization of identifiable intangible assets by segment are discussed below.

Expenses Related to Financing

We incurred net interest expense of $3.3 million for the three months ended March 31, 2006 compared with net interest expense of $0.8 million for the same period in the prior year. The increase in interest expense during the three months ended March 31, 2006 compared with the same period in the prior year resulted primarily from an increase in average borrowings outstanding under our credit facility as a result of our acquisition of the nMatrix electronic discovery business. Also contributing to the increase in interest expense was an increase in the value of the embedded option related to the outstanding convertible debt during the three months ended March 31, 2006, which resulted in a increase to interest expense, compared with decrease in the value of the embedded option during the three months ended March 31, 2005, which resulted in a decrease to interest expense, and an increase in interest rates during the three months ended March 31, 2006 compared with the same period in the prior year.

Effective Tax Rate

Our effective tax rate increased from 41.7% for the three months ended March 31, 2005 to 42.0% for the three months ended March 31, 2006. Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes. Two of our subsidiaries, corporate restructuring and the recently acquired electronic discovery business, operate primarily in New York City and are subject to state and local New York tax rates, which are higher than the tax rates assessed by other jurisdictions where we operate. In future periods, we anticipate that our effective tax rate may become more volatile as the tax benefit of certain employee stock options are recognized in a period later than the related compensation expense is recognized.

Case Management Segment

Case management operating revenue increased $6.1 million, or approximately 31%, to $26.0 million for the three months ended March 31, 2006 compared to $19.9 million for the same period in the prior year. During the three months ended March 31, 2006, operating revenue from our electronic discovery business totaled $8.4 million. Exclusive of this newly acquired business, operating revenues decreased by $2.3 million compared to the same period in the prior year. This operating revenue decrease is primarily attributable to a decline in class action case management revenue, which will vary from period to period based on the size and complexity of cases being administered and the timing of class action settlements. Reimbursed expenses for case management of $0.8 million for the three months ended March 31, 2006 decreased approximately 13% compared with the same period in the prior year. Revenue for reimbursed expenses has little or no margin and, accordingly, this decrease in revenue for reimbursed expenses did not have a material effect on our income from operations.

Case management direct and administrative expenses, including depreciation and software and leasehold amortization, of $11.7 million increased $3.6 million, or approximately 45%, for the three months ended March 31, 2006 compared with $8.1 million for the same period in the prior year. During the three months ended March 31, 2006, direct and administrative expenses, including depreciation and software and leasehold amortization, from our electronic discovery business, totaled $4.0 million. Exclusive of this newly acquired business, our direct and administrative expenses, including depreciation and software leasehold amortization, decreased by $0.4 million, or 5%, compared to the same period in the prior year. This decrease is primarily the result of a decrease in class action direct expenses, primarily as a result of temporary help and outside services expense reductions which were required last year to support the administration of a large case, partly offset by an increase in corporate restructuring direct and administrative expenses, primarily as a result of increased staffing.

Amortization of case management’s identifiable intangible assets increased to $2.2 million for the three months ended March 31, 2006 compared with $1.2 million for the same period in the prior year. This increase is primarily the result of amortization of other intangible assets, resulting from the acquisition of our electronic discovery business, during the three month period ended March 31, 2006.

Document Management Segment

Document management operating revenue increased $6.9 million, or approximately 113%, to $13.0 million for the three months ended March 31, 2006 compared to $6.1 million for the same period in the prior year. This increase is primarily attributable to the inclusion of $6.7 million of legal notification operating revenues generated from Hilsoft, which was acquired during October 2005. Exclusive of Hilsoft, operating revenues increased $0.2 million primarily as a result of an increase in our corporate restructuring operating revenues. Document management revenue for reimbursed expenses of $4.9 million for the three months ended March 31, 2006 increased approximately 6% compared with the same period in the prior year. Revenue for reimbursed expenses has little or no margin and, accordingly, this increase in revenue for reimbursed expenses did not have a material effect on our income from operations. Document management revenues can fluctuate materially from period to period based on clients’ business requirements.

Document management direct and administrative expenses, including depreciation and software and leasehold amortization, of $15.0 million increased $6.8 million, or approximately 84%, for the three months ended March 31, 2006 compared with the same period in the prior year. This increase is primarily attributable to the inclusion of $6.3 million of direct and administrative expenses, including depreciation and software and leasehold amortization, related to our Hilsoft legal notification business acquired in October 2005. Exclusive of Hilsoft, direct and administrative expenses, including depreciation and software and leasehold amortization, increased $0.5 million, or 6%, primarily as a result of an increase in outside services related to corporate restructuring and class action legal notification. Outside service costs will vary depending on the nature and complexity of services provided. Document management direct expenses include reimbursed expenses and other operating expenses which are more variable in nature than case management direct expenses. Document management expenses will fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

Amortization of document management’s identifiable intangible assets increased 11%, to $0.5 million, for the three months ended March 31, 2006 compared with the same period in the prior year. This increase is primarily the result of amortization of other intangible assets, resulting from the acquisition of our Hilsoft legal notification business, during the three month period ended March 31, 2006.

Liquidity and Capital Resources

Operating Activities

During the three months ended March 31, 2006, the primary sources of cash from operating activities were net income of $2.0 million and $6.0 million of adjustments for non-cash charges and credits, primarily depreciation and amortization. These operating sources of cash were partly offset by a net use of $2.3 million related to net operating assets, primarily as a result of an increase in receivables and the payment of bonuses related to 2005. Receivables will fluctuate from period to period depending on the timing of collections. As a result, our operating activities generated net cash of $5.7 million for the three months ended March 31, 2006.

Investing Activities

During the three months ended March 31, 2006 we used cash of approximately $3.0 million to pay for property and equipment purchases, including approximately $0.9 million of purchases that, in the normal course of business, were made prior to year end but paid for early this year. Our property and equipment purchases consisted primarily of computer related hardware to support our electronic discovery and bankruptcy businesses. Enhancements to our existing software and development of new software is essential to our continued growth and, during the three months ended March 31, 2006, we used cash of approximately $0.9 million to fund internal costs related to development of software for which technological feasibility has been established. We believe the nature of our current business mix will continue to result in increased spending for property, equipment and software development during 2006 compared with 2005. We anticipate that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending over the next year.

Financing Activities

During the three months ended March 31, 2006, we paid approximately $8.0 million as a principal reduction on our senior term loan and $1.7 million as a principal reduction on our BSI deferred acquisition price. This financing use of cash was partly offset by $1.2 million of net proceeds from stock issued in connection with the exercise of employee stock options. As a result of adoption of SFAS 123R, we also classify a portion of the tax benefit, referred to as excess tax benefit, we realize on exercise of employee stock options as a financing cash flow. The effect of this accounting change during the three months ended March 31, 2006 was to recognize $0.1 million of excess tax benefit as a financing cash flow rather than as an operating cash flow.

As of March 31, 2006, our borrowings consisted of $51.6 million from the contingent convertible subordinated notes (including the fair value of the embedded option), $17.0 million under our senior term loan, $93.0 million under our senior revolving loan, and approximately $2.5 million of obligations related to capitalized leases and deferred acquisition price.

We believe that the funds generated from operations plus amounts available under our credit facility’s senior revolving loan ($6.0 million at March 31, 2006) will be sufficient over the next year to finance currently anticipated working capital requirements, software expenditures, property and equipment expenditures, common share price protection payments, if any, related to common shares issued in conjunction with our acquisition of nMatrix, interest payments due on our outstanding borrowings, and payments for contractual obligations (exclusive of our term loan obligation). The $17.0 million term loan under our credit facility matures in August 2006, and the calculation of the interest rate for this senior term loan will be adjusted to increase the interest rate by 2% effective July 1, 2006. We are uncertain whether we will generate sufficient cash from operations to repay the term loan at maturity. In addition to current sources of liquidity discussed above, we may consider an amendment to our credit facility to extend the maturity of the term loan or, either alternatively or in conjunction with such an amendment, we may consider an equity offering of our common shares to generate additional cash for repayment of this term loan at maturity.

Subject to compliance with certain covenants under the amended credit facility, we have the right to increase the senior revolving loan by $75.0 million (the “accordion loan”) to $175.0 million. As of March 31, based on our covenant restrictions, we would have the ability to borrow $13.9 million under the accordion loan.

We may pursue acquisitions in the future. We may use our then available cash and unused borrowing capacity to finance a future acquisition, or we may decide to issue equity, restructure our credit facility, partly finance the acquisition with a note payable, or some combination of the preceding. Covenants contained in our credit facility and in our convertible notes may limit our ability to consummate an acquisition.

Off-balance Sheet Arrangements

As a part of the purchase price consideration to acquire nMatrix, we issued 1.2 million shares of our common stock to the seller. As explained in Note 4 to the condensed consolidated financial statements, under certain circumstances we may be required to pay the difference between $20.35 per share and the price at which the seller sells the shares. Payments, if any, made under this arrangement will result in cash outflows. As discussed under the caption “Liquidity and Capital Resources - Financing Activities” above, we believe cash generated from operations plus amounts available under our credit facility’s senior revolving loan will provide adequate liquidity to make any required payment under this arrangement. The shares subject to this arrangement are currently unregistered; however, we anticipate these shares will be registered and available for sale in the future.

Contractual Obligations

The following table sets forth a summary of our contractual obligations and commitments, excluding periodic interest payments, for each twelve month period ending March 31 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt and future accretion(1)	$161,714	$17,593	$144,121	$—	$—
Employment agreements(2)	9,736	4,580	3,896	1,260	-
Capital lease obligations	964	950	14	-	-
Operating leases	37,134	5,159	8,933	7,073	15,969
Total	$209,548	$28,282	$156,964	$8,333	$15,969

(1)             A portion of the BSI and Hilsoft purchase price were established in the form of a non-interest bearing notes, which were discounted using an imputed rate of 5% and 8%, respectively, per annum. The discounts are accreted over the life of the note and each period’s accretion is added to the principal of the respective note. The amount in the above contractual obligation table includes both the notes’ principal, as reflected on our March 31, 2006 condensed consolidated balance sheet, and all future accretion. If certain revenue objectives are satisfied, we will make additional payments, not to exceed $3.0 million, over the next five years to the former owners of Hilsoft. Such payments, if any, are not included in the above contractual obligation table. Convertible debt is included at the stated value of the principal redemption and excludes adjustments related to the embedded option, which will not be paid in cash. Any conversion to our common stock of part or all of the convertible debt will reduce our cash obligation related to the convertible debt.

(2)             In conjunction with acquisitions, we have entered into employment agreements with certain key employees of the acquired companies.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 156, Accounting for Servicing of Financial Assets (SFAS 156). SFAS 156 requires than an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 allows an entity to choose whether to subsequently measure its servicing assets and servicing liabilities using the amortization method or the fair value measurement method. SFAS is effective for an entity’s first fiscal year that begins after September 15, 2006 and should be applied prospectively to all transactions after adoption. We do not anticipate that adoption of this statement will have a material impact on our Consolidated Financial Statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. (SFAS 155). SFAS 155 allows an entity to make an irrevocable election to measure a financial instrument with an embedded derivative, referred to as a hybrid financial instrument, at fair value in its entirety rather than bifurcating and separately valuing the embedded derivative instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not anticipate that adoption of this statement will have a material impact on our Consolidated Financial Statements.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective” and “potential.” Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements. Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include (1) any material changes in our total number of client engagements, the volume associated with each engagement, or the loss of a significant client, (2) any material changes in our Chapter 7 deposit portfolio, the services required or selected by our electronic discovery, Chapter 11, Chapter 13, class action or mass tort engagements, or the number of cases processed by our Chapter 13 bankruptcy trustee clients, (3) material changes in the number of bankruptcy filings, class action filings or mass tort actions each year, (4) our reliance on our marketing and pricing arrangements with our depository banks, (5) the impact of recently enacted tort reform and bankruptcy reform legislation on the volume and timing of disposition of client engagements, (6) risks associated with the integration of acquisitions, particularly nMatrix, into our existing business operations, (7) risks associated with our indebtedness, and (8) other risks detailed from time to time in our SEC filings, including our annual report on Form 10-K. In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. We undertake no obligations to update any forward-looking statements contained herein to reflect future events or developments.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. Our exposure to market risk has not changed significantly since December 31, 2005.

ITEM 4.          Controls and Procedures.

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic filings with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation as of the end of the period covered by this report, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.       Risk Factors.

There have been no material changes in our Risk Factors from those disclosed in our 2005 Annual Report on Form 10-K.

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

EPIQ Systems, Inc.

Date: May 9, 2006	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date: May 9, 2006	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2006	/s/ Douglas W. Fleming
Douglas W. Fleming
Director of Finance
(Principal Accounting Officer)