Form 10-Q
period 2006-06-30
EPIQ SYSTEMS INC
filed 2006-08-08
CIK 1027207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

☒                              For the Quarterly Period Ended June 30, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock at July 18, 2006:

Class	Outstanding
Common Stock, $.01 par value	19,403,061

EPIQ SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
REVENUE:
Case management services	$25,106	$19,746	$51,130	$39,631
Document management services	8,929	6,441	21,904	12,522
Operating revenue before reimbursed direct costs	34,035	26,187	73,034	52,153
Operating revenue from reimbursed direct costs	6,376	5,448	12,033	10,944
Total Revenue	40,411	31,635	85,067	63,097

COSTS AND EXPENSES:
Direct costs of services	18,179	13,564	39,310	27,300
General and administrative	12,359	8,044	24,058	16,036
Depreciation and software and leasehold amortization	2,494	1,775	4,791	3,549
Amortization of identifiable intangible assets	2,878	1,427	5,645	3,050
Acquisition related	250	—	250	—
Total Operating Expenses	36,160	24,810	74,054	49,935

INCOME FROM OPERATIONS	4,251	6,825	11,013	13,162

INTEREST EXPENSE (INCOME):
Interest income	(42)	(40)	(88)	(78)
Interest expense	3,382	1,884	6,692	2,685
Net Interest Expense (Income)	3,340	1,844	6,604	2,607

INCOME FROM OPERATIONS BEFORE INCOME TAXES	911	4,981	4,409	10,555

PROVISION FOR INCOME TAXES	383	2,077	1,851	4,401

NET INCOME	$528	$2,904	$2,558	$6,154

NET INCOME PER SHARE INFORMATION:
Basic	$0.03	$0.16	$0.13	$0.34
Diluted	$0.03	$0.15	$0.13	$0.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,388	17,904	19,337	17,896
Diluted	20,147	21,289	20,302	21,187

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,813	$13,563
Trade accounts receivable, less allowance for doubtful accounts of $3,232 and $3,481, respectively	32,155	33,504
Prepaid expenses	2,813	2,818
Income taxes refundable	1,766	4,643
Deferred income taxes	1,984	1,978
Other current assets	413	85
Total Current Assets	45,944	56,591

LONG-TERM ASSETS:
Property, equipment and leasehold improvements, net	23,949	23,751
Software development costs, net	9,061	8,848
Goodwill	261,119	249,427
Identifiable intangible assets, net of accumulated amortization of $19,402 and $13,758, respectively	49,825	53,399
Other	2,482	2,854
Total Long-term Assets, net	346,436	338,279
Total Assets	$392,380	$394,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,701	$7,954
Customer deposits	2,167	2,196
Accrued compensation	2,513	3,944
Other accrued expenses	5,161	3,872
Current maturities of long-term obligations	73,426	27,642
Total Current Liabilities	88,968	45,608

LONG-TERM LIABILITIES:
Long-term obligations (excluding current maturities)	94,202	145,906
Deferred income taxes	25,981	26,815
Other long-term liabilities	998	—
Total Long-term Liabilities	121,181	172,721

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 50,000,000 shares authorized; issued and outstanding — 19,394,217 and 19,253,466 shares at June 30, 2006 and December 31, 2005, respectively	194	193
Additional paid-in capital	131,617	128,484
Retained earnings	50,421	47,864
Accumulated other comprehensive income	(1)	—
Total Stockholders’ Equity	182,231	176,541
Total Liabilities and Stockholders’ Equity	$392,380	$394,870

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,558	$6,154
Adjustments to reconcile net income to net cash from operating activities:
Share-based compensation expense	1,092	—
Depreciation and software and leasehold amortization	4,791	3,549
Loan fee amortization	717	561
Amortization of identifiable intangible assets	5,645	3,050
Other	(338)	695
Changes in operating assets and liabilities, net of effects from business acquisition:
Trade accounts receivable	1,621	(4,573)
Prepaid expenses and other assets	(533)	(654)
Accounts payable and other liabilities	(369)	710
Excess tax benefit related to share-based compensation	(154)	—
Income taxes (including $419 and $117 of tax benefit related to share-based compensation, respectively)	3,296	822
Net cash provided by operating activities	18,326	10,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,358)	(896)
Software development costs	(2,020)	(957)
Cash paid for acquisition of business	(3,485)	—
Purchase of short-term investments	—	(6,000)
Sale of short-term investments	—	6,000
Other	(133)	447
Net cash used in investing activities	(9,996)	(1,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	—	5,000
Principal payments under long-term debt obligations	(16,720)	(13,681)
Excess tax benefit related to share-based compensation	154	—
Proceeds from exercise of share options	1,623	179
Other	(137)	—
Net cash used in financing activities	(15,080)	(8,502)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,750)	406
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,563	13,330
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,813	$13,736

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,880	$1,682
Income taxes (received) paid, net	$(835)	$3,861

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

We had property and equipment purchases accrued in accounts payable of approximately $0.3 million as of June 30, 2006.

During the six months ended June 30, 2006, we incurred an obligation in a business acquisition, classified as a component of both current maturities of long-term obligations and long-term obligations, of approximately $10.2 million.

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

Nature of Operations
EPIQ is a national provider of technology-based solutions for the legal and fiduciary services industries. Our solutions assist clients with the administration of complex legal proceedings, including electronic litigation discovery, bankruptcy administration and class action administration. Our clients include leading law firms, corporate legal departments, bankruptcy trustees, and other professional advisors who require sophisticated case administration and document management capabilities, extensive subject matter expertise and a high service capacity. We provide clients with an integrated offering of both proprietary technology and value-added services that comprehensively address their extensive business requirements.

Revenue Recognition
We have agreements with clients pursuant to which we deliver various case management and document management solutions each month.

Significant sources of case management revenue include:

•                  Fees contingent upon the month-to-month delivery of case management services defined by client contracts, such as claim processing, claim reconciliation, professional services, call center support, and conversion of data into an organized, searchable electronic database. The amount we earn varies based primarily on the size and complexity of the ongoing engagement;

•                  Hosting fees based on the amount of data stored; and

•                  Volume-based fees from financial institutions, primarily based on a percentage of total liquidated assets placed on deposit at that financial institution by our bankruptcy trustee clients to whom we provide, at no charge, certain hardware, software and services.

Document management revenue, which consists primarily of legal notification and reimbursed postage costs, varies based on the size and complexity of the noticing requested by the client.  Consistent with guidance provided by the Emerging Issues Task Force (EITF) in EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursed postage and other reimbursable direct costs are recorded gross as revenue and direct cost.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

For all services we provide to clients, revenue is recognized only when we have persuasive evidence of an arrangement, the service has been provided and is not subject to refund, the amount due is fixed and determinable, and collectibility is reasonably assured.

Comprehensive Income
Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for reporting and display of comprehensive income and its components.  Our total comprehensive income, which includes net earnings and foreign currency translation adjustments, was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net income	$528	$2,904	$2,558	$6,154
Foreign currency translation adjustment	15	—	(1)	—
Total other comprehensive income	$543	$2,904	$2,557	$6,154

Share-based Compensation
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment.  SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.

We elected to adopt SFAS No. 123R using the modified version of prospective application.  Under the modified version of prospective application, we have recognized compensation costs related to share-based compensation beginning with the quarter ended March 31, 2006.  We recognize this expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award.  Prior to 2006, we accounted for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which required compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock.  Compensation costs related to share-based compensation for periods ended on or before December 31, 2005 are reflected on a pro forma basis in Note 6 of these condensed consolidated financial statements.

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 applies to tax positions accounted for under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.  A tax position includes a current or future reduction in taxable income reported or expected to be reported on a tax return, the decision not to report a transaction in a tax return, and an assertion that a company is not subject to taxation.  FIN 48 requires that a tax position be recognized only if it is more-likely-than-not to be sustained based solely on its technical merits as of the reporting date.  A recognized tax benefit is measured based on the largest benefit that is more than 50 percent likely to be realized.  FIN 48 is effective for an entity’s first fiscal year that begins after December 15, 2006.  At adoption, any necessary adjustment to our financial statements will be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle.  At this time, we are unable to predict the impact, if any, that adoption of FIN 48 will have on our consolidated financial statements.

In June 2006, the EITF reached a consensus regarding EITF 05-1, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option.  EITF 05-1 pertains only to debt instruments that become convertible at the time the issuer calls the debt, but are not convertible before the call is exercised.  Conversions of these instruments triggered by the call option would be accounted for as debt conversions and recognized as debt extinguishments if the debt instrument did not contain a substantive conversion feature at issuance.  EITF 05-1 will be effective for conversions that occur as a result of the issuer’s exercise of a call option in the interim or annual period beginning after June 28, 2006. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets (SFAS 156).  SFAS 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations.  Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable.  SFAS 156 allows an entity to choose whether to subsequently measure its servicing assets and servicing liabilities using the amortization method or the fair value measurement method.  SFAS 156 is effective for an entity’s first fiscal year that begins after September 15, 2006 and should be applied prospectively to all transactions after adoption.  We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS 155).  SFAS 155 allows an entity to make an irrevocable election to measure a financial instrument with an embedded derivative, referred to as a hybrid financial instrument, at fair value in its entirety rather than bifurcating and separately valuing the embedded derivative instrument.  SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

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

In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly our financial position as of June 30, 2006, the results of operations for the three and six month periods ended June 30, 2006 and 2005, and cash flows for the six month periods ended June 30, 2006 and 2005.

The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3:   GOODWILL AND INTANGIBLE ASSETS

Amortizing identifiable intangible assets at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$39,287	$9,241	$37,313	$6,170
Trade names	2,414	2,020	2,319	1,578
Non-compete agreements	27,526	8,141	27,525	6,010
	$69,227	$19,402	$67,157	$13,758

Aggregate amortization expense related to identifiable intangible assets was $2.9 million and $1.4 million for the three month periods ended June 30, 2006 and 2005, respectively and was $5.6 million and $3.1 million for the six month periods ended June 30, 2006 and 2005, respectively.  Amortization expense related to identifiable intangible assets for 2006 and the following five years is estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2006	$11,620
2007	9,531
2008	8,361
2009	6,829
2010	6,439
2011	4,706

$47,486

Changes in the carrying amounts of goodwill by segment are as follows (in thousands):

	Six Month Period Ended June 30, 2006			Year Ended December 31, 2005
	Case Management	Document Management	Total	Case Management	Document Management	Total
Balance, beginning of period	$200,936	$48,491	$249,427	$106,371	$41,357	$147,728
Goodwill acquired during the period and adjustments	11,736	(44)	11,692	94,565	7,134	101,699
Balance, end of period	$212,672	$48,447	$261,119	$200,936	$48,491	$249,427

We assess goodwill for impairment as of each July 31 and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  We did not recognize any impairment loss during the three and six month periods ended June 30, 2006 and 2005.

NOTE 4:   BUSINESS ACQUISITIONS

EPIQ Advisory Services, Inc.
On May 16, 2006, our wholly-owned subsidiary, EPIQ Advisory Services Inc., in an asset acquisition, acquired the claims preference business of Gazes LLC.  The total value of the transaction was $13.7 million, consisting of $3.0 million of cash paid on closing, $10.2 million of deferred payments, and $0.5 million of capitalized transaction costs.  If certain income targets are satisfied, we may be required to make additional payments, which would be recorded as compensation expense, to the seller.  The preliminary allocation of the purchase price is as follows:  $0.1 million to net assets, $2.4 million to customer contracts, amortizable on a straight-line basis over two years, and $11.2 million to goodwill.  The purchase price in excess of the tax basis of the assets is expected to be deductible for tax purposes.  This acquisition further expands our case management service offerings.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying condensed consolidated financial statements from the date of acquisition.  The operating results of EPIQ Advisory Services are included within our case management segment.

nMatrix
On November 15, 2005, EPIQ, acting through a wholly-owned subsidiary, acquired all the issued and outstanding shares of capital stock of nMatrix, Inc., nMatrix Australia Pty. Ltd., and nMatrix Ltd. (collectively, “nMatrix”) for approximately $126.3 million, including capitalized acquisition costs.  We believe this acquisition further expands the service offerings of our legal services business.  The purchase price consisted of cash of $100.0 million and approximately 1.2 million shares of our common stock.  The fair value of our common stock issued, calculated based upon the five-day average of the closing price of the common stock two days before and two days after the acquisition was consummated, was approximately $24.2 million.  In conjunction with the acquisition, we entered into an agreement with the selling shareholder to register the shares of common stock issued as a part of the acquisition consideration.  Within this agreement, we guaranteed the common stock price of $20.35 per share, valued as the average closing price of our common stock for the 40 consecutive trading days ending on the date four trading days prior to the closing date.  This guarantee terminates as of the close of business on the date that is after any 15 trading days on which the selling shareholder may lawfully sell shares under a registration statement and the last sale price for our common stock has been equal to or greater than the $20.35.  Based on our June 30, 2006 closing price of $16.64 per share, as of June 30, 2006 the guarantee amount would be approximately $4.6 million.  A liability will not be recorded for this guarantee until the contingency is resolved.  If a payment is made under this guarantee, we will reduce the equity proceeds recorded as a part of the acquisition transaction.  Based on our valuation, the purchase price has been allocated as follows (in thousands):

Accounts receivable	$11,844
Other current assets	2,926
Property and software	7,236
Trade names	569
Customer relationships	24,614
Non-compete agreements	6,676
Current liabilities	(6,452)
Deferred tax liability	(16,173)
Goodwill	95,056

Total purchase price	$126,296

Trade names, customer relationships, and the non-compete agreements are amortized using the straight-line method over one year, eight years, and five years, respectively.  The excess purchase price of $95.1 million was allocated to goodwill and is not amortized but will be reviewed for impairment annually and between annual reviews if events or changes in circumstances indicate that the asset might be impaired.  The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, is not expected to be deductible for tax purposes.  Of our 1.2 million common shares issued as consideration, approximately 246,000 are held in escrow.  On submission of properly approved indemnification claims, the escrow agent will sell sufficient shares to pay the indemnification claim.  As of June 30, 2006, we have not submitted any claims related to this escrow.  This escrow arrangement terminates May 14, 2007, at which time any of our common shares that have not been sold to pay claims will be distributed to the seller.  Also, $4.0 million of the cash consideration was initially placed in a separate escrow pending collection of certain pre-acquisition receivables.  Each month, a portion of this escrow is released to the seller based on the prior month’s collection of these pre-acquisition receivables.  As of June 30, 2006, approximately $0.3 million remained in this escrow account.  This escrow arrangement terminates following the payment for collections made through September 2006 of these pre-acquisition receivables, at which time any amount that remains in escrow will be distributed to us.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying condensed consolidated financial statements from the date of acquisition.  The operating results of nMatrix are included within our case management segment.

Hilsoft, Inc.
On October 20, 2005, we acquired for cash all the issued and outstanding shares of capital stock of Hilsoft, Inc.  The specialty legal notification services of Hilsoft further expand our document management capabilities.  The total value of the transaction, including capitalized transaction costs, was $9.3 million.  If certain revenue objectives are satisfied, we will be required to make additional payments of up to $3.0 million.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying condensed consolidated financial statements from the date of acquisition.  The operating results are included within our document management segment.

Pro Forma Results
Pro forma results of operations assuming the above acquisitions were made at the beginning of 2005 are shown below (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Total revenue	$40,815	$40,574	$86,279	$80,116

Net income	$495	$2,738	$2,460	$5,705
Net income per share
Basic	$0.03	$0.14	$0.13	$0.30
Diluted	$0.02	$0.13	$0.12	$0.28

Pro forma adjustments include estimated amortization expense, interest expense, management compensation and income taxes.  The pro forma information is not necessarily indicative of what would have occurred if the acquisitions had been completed on that date nor is it necessarily indicative of future operating results.

NOTE 5:   INDEBTEDNESS

The following is a summary of indebtedness outstanding (in thousands):

	June 30,	December 31,
	2006	2005
Senior term loan	$15,000	$25,000
Senior revolving loan	88,028	93,028
Contingent convertible subordinated debt, including embedded option	51,778	51,326
Capital leases	955	972
Deferred acquisition price	11,867	3,222
Total indebtedness	$167,628	$173,548

Credit Facilities
We have a credit facility with KeyBank National Association as administrative agent.  At inception, this facility consisted of a $25.0 million senior term loan, maturing in August 2006, and a $100.0 million senior revolving loan, maturing in November 2008.  During 2006, we repaid $10.0 million of the senior term loan and, in June 2006, our credit facility was amended to extend the maturity of the outstanding senior term loan balance to June 30, 2007.  The senior term loan does not have any required amortizing payments.  During the term of the loan we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.

The credit facility is secured by liens on our real property and a significant portion of our personal property and contains financial covenants related to:  earnings before interest, provision for income taxes, depreciation and amortization (“EBITDA”); total debt; senior debt; fixed charges; and working capital.  We were in compliance with all financial covenants as of June 30, 2006.  As of June 30, 2006, our borrowings under the credit facility totaled $103.0 million, consisting of $15.0 million under the senior term loan and $88.0 million under the senior revolving loan.  Interest on the credit facility is generally based on a spread over the LIBOR rate.  Effective April 16, 2007, the calculation of the interest rate for the senior term loan will be adjusted to increase the spread over the LIBOR rate by 2%.  As of June 30, 2006, the interest rate charged on outstanding borrowings ranged from 8.1% to 8.6%.

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

The holders of the notes have the right to extend the maturity of the notes for a period not to exceed three years.  Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the notes represents an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the convertible debt balance was reduced by the same amount.  The convertible debt is accreted approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million.  On our accompanying condensed consolidated statements of income, this accretion is a component of interest expense.  The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments that will be made if the convertible debt maturity is extended an additional three years.  Under this methodology, the embedded option has a current value of approximately $2.2 million.  On our accompanying condensed consolidated balance sheets, our obligation related to the embedded option has been included as a component of the convertible note payable.  For the three months ended June 30, 2006, the value of the embedded option increased by approximately $0.1 million and this increase is included as a component of interest expense on our accompanying condensed consolidated statements of income.  The changes in carrying value of the convertible debt and fair value of the embedded option do not affect our cash flow and, if the embedded option is exercised, the value assigned to the embedded option will be amortized as a reduction to our 4% convertible debt interest expense over the periods payments are made.  If the option is not exercised by some or all convertible debt holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

The notes evidencing the contingent subordinated convertible debt contain financial covenants related to EBITDA, total debt, and senior debt.  We were in compliance with all financial covenants as of June 30, 2006.

Capital Lease
At June 30, 2006, our debt obligation related to capital leases, classified as a current liability, was approximately $1.0 million.

Deferred Acquisition Price
We have made three acquisitions, Bankruptcy Services, Hilsoft, and EPIQ Advisory Services, for which a portion of the purchase price was deferred.  These deferred payments, which are either non-interest bearing or have a below market interest rate, have been discounted at imputed interest rates (Bankruptcy Services at 5% and Hilsoft and EPIQ Advisory Services at 8%).  At June 30, 2006, the discounted value of the remaining note payments was approximately $11.9 million of which approximately $5.7 million was classified as a current liability.

Scheduled Principal Payments
Our long-term obligations, including credit facility debt, convertible debt (including embedded option), deferred acquisition costs, and capitalized leases, mature as follows for each twelve-month period ending June 30 (in thousands):

2007	$73,426
2008	2,944
2009	89,434
2010	1,359
2011	465
Total	$167,628

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

We elected to adopt SFAS No. 123R using the modified version of prospective application.  Using this method, we have recognized compensation costs related to share-based compensation beginning with the quarter ended March 31, 2006.  Compensation costs related to share-based compensation for periods ended on or before December 31, 2005 are reflected on a pro forma basis in this note to our condensed consolidated financial statements.  We have not made an election as to the transition method we will use for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

As disclosed in our February 18, 2005 filing on Form 8-K, during February 2005 our compensation committee approved acceleration of the vesting of approximately 0.5 million unvested share options, with a weighted-average exercise price of $14.28 per share, for certain employees, including an executive officer and non-employee directors.  Unvested share options to purchase approximately 1.2 million shares, with a weighted-average exercise price of approximately $15.26 per share, were not accelerated as the employees holding the unvested share options did not meet the criteria established by our compensation committee.  The decision to accelerate the vesting of these share options and eliminate future compensation expense was based primarily on a review of our long-term incentive programs considering the effect on our financial statements of the then pending change in accounting rules for share-based compensation.  This action, which had an immaterial effect on our financial statements for the year ended December 31, 2005, reduced the amount of expense we would have recognized on adoption of SFAS 123R by approximately $2.2 million (approximately $0.2 million and $0.4 million during the three months and six month periods ended June 30, 2006, respectively, and approximately $0.8 million, $0.7 million, $0.5 million and $0.2 million for the years ending December 31, 2006, 2007, 2008, and 2009, respectively).

Our 2004 Equity Incentive Plan (the Plan), which is shareholder approved, permits us to grant up to 5 million equity-based instruments.  Although various forms of equity instruments may be issued, to date we have issued only incentive share options and nonqualified share options under this Plan.  These share options, which have a contractual term of 10 years, are issued with an exercise price equal to the grant date closing market price of our common stock.  The vesting periods range from immediate to 5 years.  Share options which vest over 5 years generally vest either 20% per year on the first five anniversaries of the grant date, or 25% per year on the second through fifth anniversaries of the grant date.  Shares vesting over a shorter period will generally vest 100% as of the designated vesting date.  We issue new shares to satisfy share option exercises.  We do not anticipate that we will repurchase shares on the open market during 2006 for the purpose of satisfying share option exercises.

As a result of our adoption of SFAS No. 123R, during the three and six month periods ended June 30, 2006 we recognized expense related to share options issued prior to but unvested as of January 1, 2006 as well as expense related to share options issued subsequent to January 1, 2006.  For share options issued prior to but unvested as of January 1, 2006, compensation expense was based on the fair value of those share options as calculated using the Black-Scholes option valuation model at the date the share options were issued. Key assumptions for the Black-Scholes option valuation model include expected volatility, expected term of share options granted, the expected risk-free interest rate, and the expected dividend rate.  The assumptions used in those fair value calculations have been disclosed in our Annual Reports on Form 10-K previously filed with the SEC.  For share options issued during the six month period ended June 30, 2006, the share options were also valued using the Black-Scholes option valuation models and with key assumptions related to expected volatility, expected term of share options granted, the expected risk-free interest rate, and the expected dividend rate.  We estimate our expected volatility based on implied volatilities from traded share options on our stock and on our stock’s historical volatility.  We have estimated the expected term of our share options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior.  The expected risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  Historically, we have not paid dividends and we do not anticipate paying dividends in the foreseeable future; accordingly, our expected dividend rate is zero.

Following is a summary of key assumptions we used to value share options granted during the six months ended June 30, 2006.

Expected term (years)	5.0
Expected volatility	36.0%-38.	0%
Weighted average expected volatility	37.	4%
Risk-free interest rate	4.3%-4.	9%
Dividend yield	0%

Compensation expense for the three and six month periods ended June 30, 2006 was adjusted for share options we estimate will be forfeited prior to vesting.  We use historical information to estimate employee termination and the resulting option forfeiture rate.

A summary of option activity during the three months ended June 30, 2006 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of period	4,783	$14.70
Granted	72	17.83
Exercised	(15)	6.48
Forfeited	(31)	16.03
Outstanding, end of period	4,809	14.77	7.55	$12,155

Options exercisable, end of period	3,324	13.58	6.99	$10,957

The aggregate intrinsic value was calculated using the difference between the June 30, 2006 market price and the grant price for only those awards that have a grant price that is less than the June 30, 2006 market price.  The weighted average grant-date fair value of share options granted during the three months ended June 30, 2006 was $7.09.  No share options were granted during the three months ended June 30, 2005.  The total intrinsic value of share options exercised during the three months ended June 30, 2006 was $0.2 million.  During the three months ended June 30, 2006, we received cash for payment of the grant price of exercised share options of approximately $0.4 million and we anticipate we will realize a tax benefit related to these exercised share options of less than $0.1 million.  The cash received for payment of the grant price is included as a component of cash flow from financing activities.

During the three months ended June 30, 2006, we recognized share-based compensation expense, which is a non-cash charge, of approximately $0.6 million, of which $0.2 million is included under the caption “Direct costs” and $0.4 million is included under the caption “General and administrative” on the accompanying condensed consolidated statements of income.  During the three months ended June 30, 2006, we recognized a net tax benefit of approximately $0.2 million related to aggregate share-based compensation expense recognized during the same period.  As a result, income before income taxes was reduced by approximately $0.6 million, net income was reduced by approximately $0.4 million, net income per share — basic was reduced by approximately $0.02 per share, and net income per share — diluted was reduced by approximately $0.02 per share.

A summary of option activity during the six months ended June 30, 2006 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of period	4,769	$14.49
Granted	227	18.67
Exercised	(144)	11.35
Forfeited	(43)	15.81
Outstanding, end of period	4,809	14.77	7.55	$12,155

Options exercisable, end of period	3,324	13.58	6.99	$10,957

The aggregate intrinsic value was calculated using the difference between the June 30, 2006 market price and the grant price for only those awards that have a grant price that is less than the June 30, 2006 market price.  The weighted average grant-date fair value of share options granted during the six months ended June 30, 2006 and 2005 were $7.50 and $5.17, respectively.  The total intrinsic value of share options exercised during the six months ended June 30, 2006 was $1.3 million.  During the six months ended June 30, 2006, we received cash for payment of the grant price of exercised share options of approximately $1.6, million and we anticipate we will realize a tax benefit related to these exercised share options of approximately $0.4 million.  The cash received for payment of the grant price is included as a component of cash flow from financing activities.  The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flow from financing activities; the remainder of the tax benefit is included as a component of cash flow from operating activities.

During the six months ended June 30, 2006, we recognized share-based compensation expense, which is a non-cash charge, of approximately $1.1 million, of which $0.3 million is included under the caption “Direct costs” and $0.8 million is included under the caption “General and administrative” on the accompanying condensed consolidated statements of income.  During the six months ended June 30, 2006, we recognized a net tax benefit of approximately $0.4 million related to aggregate share-based compensation expense recognized during the same period.  As a result, income before income taxes was reduced by approximately $1.1 million, net income was reduced by approximately $0.7 million, net income per share — basic was reduced by approximately $0.04 per share, and net income per share — diluted was reduced by approximately $0.04 per share.  As of June 30, 2006, there was $7.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 2.4 years.

Prior to adoption of SFAS 123R, we accounted for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which required compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Share options awarded under our share option plans are granted with an exercise price equal to the fair market value on the date of the grant.  As a result, our condensed consolidated statements of income do not include expense related to share-based compensation for the three and six month periods ended June 30, 2005.  Had the compensation cost been determined based on the fair value at the grant dates based on the guidance provided by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, our net income and net income per share for the three month and six month periods ended June 30, 2005 would have been adjusted to the following pro forma amounts (in thousands, except per share data):

		Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported		$2,904	$6,154
Add: stock-based employee compensation included in reported net earnings, net of tax		—	—
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax		(2,200)	(5,266)
Net income, pro forma		$704	$888

Net income per share — Basic	As reported	$0.16	$0.34
	Pro forma	$0.04	$0.05

Net income per share — Diluted	As reported	$0.15	$0.32
	Pro forma	$0.04	$0.05

Pro forma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of share options.  For the three and six month periods ended June 30, 2005, we did not assume conversion of the convertible notes as the effect was antidilutive.

NOTE 7:   NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed by dividing net income available to common shareholders, increased by the amount of interest expense, net of tax, related to outstanding convertible debt, by the weighted average number of outstanding common shares and incremental shares that may be issued in future periods relating to outstanding share options and convertible debt, if dilutive.  When calculating incremental shares related to outstanding share options, we apply the treasury stock method.  The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital on exercise of the share options, are used to repurchase outstanding shares at the average market price for the period.

The computations of basic and diluted net income per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2006			2005
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic net income per share	$528	19,388	$0.03	$2,904	17,904	$0.16

Effect of dilutive securities:
Share options		759			528
Convertible debt	—	—		291	2,857

Diluted net income per share	$528	20,147	$0.03	$3,195	21,289	$0.15

For the three month periods ended June 30, 2006 and 2005, weighted-average outstanding share options totaling approximately 1.9 million and 1.5 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share. For the three months ended June 30, 2006, we did not assume conversion of the convertible notes as the effect was antidilutive.

	Six Months Ended June 30,
	2006			2005
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic net income per share	$2,558	19,337	$0.13	$6,154	17,896	$0.34

Effect of dilutive securities:
Share options		965			434
Convertible debt	—	—		578	2,857

Diluted net income per share	$2,558	20,302	$0.13	$6,732	21,187	$0.32

For the six month periods ended June 30, 2006 and 2005, weighted-average outstanding share options totaling approximately 1.3 million and 2.0 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.  For the six months ended June 30, 2006, we did not assume conversion of the convertible notes as the effect was antidilutive.

NOTE 8:   OPERATING LEASES

We have non-cancelable operating leases for office space at various locations expiring at various times through 2015.  Each of the leases requires us to pay all executory costs (property taxes, maintenance and insurance).  Additionally, we have non-cancelable operating leases for office equipment and automobiles expiring through 2009.

Future minimum lease payments during each of the twelve months ending June 30 are as follows (in thousands):

2007	$5,525
2008	4,386
2009	4,466
2010	4,254
2011	4,004
Thereafter	13,466
Total minimum lease payments	$36,101

Rent expense related to operating leases was approximately $1.4 million and $0.7 million for the three month periods ended June 30, 2006 and 2005, respectively, and approximately $2.5 million and $1.4 million for the six month periods ended June 30, 2006 and 2005, respectively.

NOTE 9:   SEGMENT REPORTING

We have two operating segments: (i) case management and (ii) document management.  Case management solutions include proprietary technology and integrated services to address the administrative business requirements of a case.  Document management solutions include proprietary technology and production services to ensure timely, accurate and complete execution of documents related to a case.

Each segment’s performance is assessed based on segment revenues less costs directly attributable to each segment.  In the evaluation of performance, certain costs, such as shared services, administrative staff, and executive management, are not allocated by segment and, accordingly, the following operating segment results do not include such unallocated costs.  Assets reported within a segment are those assets used by the segment in its operations and consist of property, equipment and leasehold improvements, software, identifiable intangible assets and goodwill.  All other assets are classified as unallocated.

Following is a summary of segment information (in thousands):

	Three Months Ended June 30, 2006
	Case Management	Document Management	Unallocated	Consolidated
Revenue:
Operating revenue before reimbursed direct costs	$25,106	$8,929	$—	$34,035
Operating revenue from reimbursed direct costs	733	5,643	—	6,376
Total revenue	25,839	14,572	—	40,411

Costs and expenses:
Direct costs, general and administrative costs and depreciation and software and leasehold amortization	13,131	11,712	8,189	33,032
Amortization of identifiable intangible assets	2,393	485	—	2,878
Acquisition related	—	—	250	250
Total operating expenses	15,524	12,197	8,439	36,160
Income from operations	$10,315	$2,375	$(8,439)	4,251
Interest expense, net				3,340
Income from operations before income taxes				911
Provision for income taxes				383

Net income				$528

Provision for depreciation and amortization	$4,200	$576	$596	$5,372

	Three Months Ended June 30, 2005
	Case Management	Document Management	Unallocated	Consolidated
Revenue:
Operating revenue before reimbursed direct costs	$19,746	$6,441	$—	$26,187
Operating revenue from reimbursed direct costs	747	4,701	—	5,448
Total revenue	20,493	11,142	—	31,635

Costs and expenses:
Direct costs, general and administrative costs and depreciation and software andleasehold amortization	7,729	8,518	7,136	23,383
Amortization of identifiable intangible assets	1,054	373	—	1,427
Total operating expenses	8,783	8,891	7,136	24,810
Income from operations	$11,710	$2,251	$(7,136)	6,825
Interest expense, net				1,844
Income from operations before income taxes				4,981
Provision for income taxes				2,077

Net income				$2,904

Provision for depreciation and amortization	$2,145	$497	$560	$3,202

	Six Months Ended June 30, 2006
	Case Management	Document Management	Unallocated	Consolidated
Revenue:
Operating revenue before reimbursed direct costs	$51,130	$21,904	$—	$73,034
Operating revenue from reimbursed direct costs	1,514	10,519	—	12,033
Total revenue	52,644	32,423	—	85,067

Costs and expenses:
Direct costs, general and administrative costs and depreciation and software and leasehold amortization	24,852	26,697	16,610	68,159
Amortization of identifiable intangible assets	4,643	1,002	—	5,645
Acquisition related	—	—	250	250
Total operating expenses	29,495	27,699	16,860	74,054
Income from operations	$23,149	$4,724	$(16,860)	11,013
Interest expense, net				6,604
Income from operations before income taxes				4,409
Provision for income taxes				1,851

Net income				$2,558

Provision for depreciation and amortization	$8,091	$1,182	$1,163	$10,436

	Six Months Ended June 30, 2005
	Case Management	Document Management	Unallocated	Consolidated
Revenue:
Operating revenue before reimbursed direct costs	$39,631	$12,522	$—	$52,153
Operating revenue from reimbursed direct costs	1,643	9,301	—	10,944
Total revenue	41,274	21,823	—	63,097

Costs and expenses:
Direct costs, general and administrative costs and depreciation and software and leasehold amortization	15,824	16,663	14,398	46,885
Amortization of identifiable intangible assets	2,211	839	—	3,050
Total operating expenses	18,035	17,502	14,398	49,935
Income from operations	$23,239	$4,321	$(14,398)	13,162
Interest expense, net				2,607
Income from operations before income taxes				10,555
Provision for income taxes				4,401

Net income				$6,154

Provision for depreciation and amortization	$4,389	$1,089	$1,121	$6,599

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Business Solutions

EPIQ Systems, Inc. is a provider of technology-based solutions for the legal and fiduciary services industries.  Our two operating segments, case management and document management, assist clients with the administration of complex legal proceedings, including electronic litigation discovery, bankruptcy administration and class action administration. Our clients include leading law firms, corporations, bankruptcy trustees, and other professional advisors who require sophisticated case administration and document management capabilities, extensive subject matter expertise and a high service capacity.

Our case and document management segments provide our clients with a broad range of technology and service offerings to meet the unique needs and requirements of each client matter.  For example, a particular class action matter may require professional services, call center support, claims processing and settlement processing from our case management segment and a uniquely developed media campaign to provide notice to a class of unknown claimants and document custody services from our document management segment, while another class action matter may only require claims processing services from our case management segment and a simple mailing notification to a class of known claimants from our document management segment.  Not all cases have the same business requirements, and our expanded technology and service offerings allow clients to procure services from our broad range of case management and document management solutions.

Our case management and document management technology and service offerings provide solutions primarily for the bankruptcy, class action and mass tort, and electronic discovery markets. These technology and service offerings can cross the various markets and clients we serve.  For example, our legal notification expert may develop a document management notice program for either a bankruptcy matter or a class action matter.  Our proprietary search technology solution, which may be used for an electronic discovery, class action, or bankruptcy matter, supports a unique set of case management and document management requirements.

Marketplace Information

The substantial increase of electronic documents in the business community has changed the dynamics of how attorneys support discovery in complex litigation matters.  According to the 2005 Socha-Gelbmann Electronic Discovery Survey, 2004 domestic commercial electronic discovery revenues were estimated at $832 million, an approximate 94% increase from 2003.  According to this same source, the market is expected to continue to grow 50% to 60% each year from 2005 to 2007.  Due to the increasing complexity of cases, the increasing volume of data that are maintained electronically, and the increasing volume of documents that are produced in all types of litigation, law firms are increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

The number of new bankruptcy filings each year may vary based on the level of consumer and business debt, the general economy, interest rate levels and other factors.  We believe the level of consumer and business debt is among the most important indicators of future bankruptcy filings.  The most recent available Federal Reserve Flow of Funds Accounts of the United States, dated June 8, 2006, reported increases in both consumer and business debt outstanding as compared with the same period of the prior year.  The increase in consumer debt was the result of a significant increase in home mortgage debt, partly offset by a slight decline in consumer credit debt.

The class action and mass tort marketplace is significant, with estimated annual tort claim costs in excess of $250 billion according to an update study issued in 2004 by Towers Perrin.  Administrative costs, which include costs, other than defense costs, incurred by either the insurance company or self-insured entity in the administration of claims, comprise approximately 20% of this total.

We have acquired a number of businesses during the past several years.  In January 2003, we acquired Bankruptcy Services, which expanded our offerings to include an integrated solution of a proprietary technology platform and professional services for Chapter 11 corporate restructurings. In January 2004, we acquired Poorman-Douglas and expanded our offerings to include class action, mass tort, and other similar legal proceedings.  In October 2005, we acquired Hilsoft, enhancing our expert legal notification.  In November 2005, we acquired nMatrix which expanded our service offerings to include electronic litigation discovery and in May 2006, we acquired EPIQ Advisory Services to further expand our bankruptcy case management service offerings.

Case Management Segment

Case management support for client engagements may last several years and has a revenue profile that typically includes a recurring component.  Our case management segment generates revenue primarily through the following services.

•                  Professional and support services, including case management, claims processing, specialty bankruptcy consulting, claims administration, and customized programming and technology services.

•                  Data hosting fees, volume-based fees, and professional services fees related to the management of large volumes of electronic data in support of a legal proceeding.

•                  Proprietary electronic discovery software to sort, cleanse, organize and perform searches on large databases in support of a legal proceeding.

•                  Software installed in bankruptcy trustee offices and provided over the internet that facilitates the administration of Chapter 7 and Chapter 13 bankruptcy cases.

•                  Database maintenance and processing, such as for creditor and class action claims, and conversion of that data into an organized, searchable, electronic database that we maintain on our servers and use, with our client, to manage the particular case.

•                  Call center support to process and respond to telephone inquiries related to creditor and class action claims.

Document Management Segment

Document management revenue is generally non-recurring due to the unpredictable nature of the frequency, timing and magnitude of the clients’ business requirements.  Our document management segment generates revenue primarily through the following services.

•                  Legal noticing services to parties of interest in bankruptcy and class action matters, including media campaign and advertising management in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement.

•                  Reimbursement for costs incurred related to postage on mailing services.

Critical Accounting Policies

We consider our accounting policies related to revenue recognition, share-based compensation, business combinations, goodwill, and identifiable intangible assets to be critical policies in understanding our historical and future performance.

Revenue recognition.  We have arrangements with clients pursuant to which we deliver various case management and document management solutions each month.

Significant sources of case management revenue include:

•                  Fees contingent upon the month-to-month delivery of case management services defined by client contracts, such as claim processing, claim reconciliation, professional services, call center support, and conversion of data into an organized, searchable electronic database. The amount we earn varies based primarily on the size and complexity of the ongoing engagement;

•                  Hosting fees based on the amount of data stored; and

•                  Volume-based fees from financial institutions, primarily based on a percentage of total liquidated assets placed on deposit at that financial institution by our bankruptcy trustee clients to whom we provide, at no charge, certain hardware, software and services.

Document management revenue, which consists primarily of legal notification and reimbursed postage costs, varies based on the size and complexity of the noticing requested by the client.  Consistent with guidance provided by the Emerging Issues Task Force (EITF) in EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursed postage and other reimbursable direct costs are recorded gross as revenue and direct cost.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

For all services we provide to clients, revenue is recognized only when we have persuasive evidence of an arrangement, the service has been provided and is not subject to refund, the amount due is fixed and determinable, and collectibility is reasonably assured.

Share-based compensation.  Effective January 1, 2006, we began accounting for share-based compensation under SFAS No. 123R.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.  We recognize this expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award.  Recognition of share-based compensation expense had, and will likely continue to have, a material affect on our direct costs and general and administrative line items within our condensed consolidated statements of income and also may have a material affect on our deferred income taxes and additional paid-in capital line items within our condensed consolidated balance sheets.  Adoption of SFAS No. 123R affects the classification within our condensed consolidated statement of cash flows of certain tax benefits as certain tax benefits formerly classified as an operating cash flow are now classified as a financing cash flow.  To date, the only share-based compensation we have issued is share options.

Determining the fair value of a share option grant at the date of the award requires the use of estimates related to expected volatility, expected term of share options granted, expected risk-free interest rate, and the expected dividend rate.  We estimate our expected volatility based on implied volatilities from traded options on our stock and on our stock’s historical volatility.  We have estimated the expected term of our share options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior.  The expected risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  Historically, we have not paid dividends and we do not anticipate paying dividends in the foreseeable future; accordingly, our expected dividend rate is zero.  The estimate of fair value at grant date is not revised based on subsequent experience.  Net share-based compensation expense recognized is also affected by our estimate of the number of stock option grants that will be forfeited prior to vesting and the tax benefit that will be realized if the stock option grants are exercised.  We use historical information to estimate employee termination and the resulting option forfeiture rate.  These factors are revised based on subsequent experience, and such revised estimates may have a material impact on our expense recognition and adjustments to additional paid-in capital in future periods.

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

Goodwill.  We assess goodwill, which is not subject to amortization, for impairment as of each July 31 and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  This assessment is performed at a reporting unit level.  A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management.  We develop an estimate of the fair value of each reporting unit, using both a market approach and an income approach.

A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment, could adversely affect the fair value of one or more reporting units.  The estimate of fair value is highly subjective and requires significant judgment.  If we determine that the fair value of any reporting unit is less than the reporting unit’s carrying value, then we will recognize an impairment charge.  If goodwill on our balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition.  Our goodwill totaled $261.1 million as of June 30, 2006.

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

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition.  Our identifiable intangible assets’ carrying value, net of amortization, was $49.8 million as of June 30, 2006.

Results of Operations for the Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005

Consolidated Results

Revenue
Total revenue of $40.4 million for the three months ended June 30, 2006 represents an $8.8 million, or approximately 28%, increase compared to $31.6 million of revenue during the same period in the prior year.  A significant part of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying condensed consolidated statements of income.  Although reimbursed operating revenue and expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Operating revenue exclusive of revenue from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, increased $7.8 million, or approximately 30%, to $34.0 million for the three months ended June 30, 2006 compared to $26.2 million for the same period in the prior year.  Exclusive of businesses acquired after June 30, 2005, operating revenue before reimbursed direct costs decreased $2.2 million, or approximately 9%, to $24.0 million for the three months ended June 30, 2006 compared to $26.2 million for the same period in the prior year, primarily as a result of an approximate $2.4 million decrease in case management revenue partly offset by a $0.2 million increase in document management revenue.  Operating revenue exclusive of revenue from reimbursed direct costs may fluctuate considerably from period to period based on clients’ business requirements.   All revenue is directly related to a segment, and changes in revenue by segment are discussed below.

Costs and Expenses
Direct costs increased $4.6 million, or approximately 34%, to $18.2 million for the three months ended June 30, 2006 compared with $13.6 million during the same period in the prior year.  Exclusive of direct costs related to businesses acquired after June 30, 2005, direct costs increased $1.4 million, or approximately 10%, to $15.0 million for the three months ended June 30, 2006 compared with $13.6 million for the same period in the prior year.  This increase is primarily attributable to a $0.8 million increase in reimbursable direct costs to support increased document management revenue, a $1.0 million increase in compensation and outside services expenses, and a $0.2 million increase in share-based compensation expense resulting from adoption of SFAS 123R, partly offset by a reduction in class action outside services and compensation expense of $0.8 million.  Changes in our segment cost structure are discussed below.

General and administrative costs increased approximately $4.4 million, or approximately 54%, to $12.4 million for the three months ended June 30, 2006 compared to $8.0 million for the same period in the prior year.  Exclusive of general and administrative costs related to businesses acquired after June 30, 2005, these costs increased $0.7 million, or approximately 9%, for the three months ended June 30, 2006 compared with the same period in the prior year.  This increase is primarily attributable to recognition of share-based expense of $0.4 million resulting from adoption of SFAS 123R combined with an increase in travel and meeting expense of $0.3 million related to the expansion of our business.  Changes in our segment cost structure are discussed below.

Depreciation and software and leasehold amortization costs increased approximately $0.7 million, or approximately 40%, to $2.5 million for the three months ended June 30, 2006 compared with $1.8 million during the same period in the prior year.  Exclusive of depreciation and software and leasehold amortization costs related to businesses acquired after June 30, 2005, these costs increased slightly to $1.9 million for the three months ended June 30, 2006 compared with $1.8 million for the same period in the prior year.  Changes in our segment cost structure are discussed below.

Amortization of identifiable intangible assets, compared with the same period in the prior year, increased $1.5 million to $2.9 million for the three months ended June 30, 2006.  All identifiable intangible assets are directly related to a segment, and changes in amortization of identifiable intangible assets by segment are discussed below.

Acquisition related expenses of $0.3 million for the three months ended June 30, 2006 result from non-capitalized expenses incurred in connection with completed transactions.

Interest Expense
We incurred interest expense of $3.4 million for the three months ended June 30, 2006 compared with interest expense of $1.9 million during the same period in the prior year.  The increase in interest expense during the three months ended June 30, 2006 compared with the same period in the prior year resulted primarily from a $1.8 million increase in interest expense related to increased borrowings under our credit facility in support of the acquisition of our electronic discovery business in November 2005.  This increase was partly offset by a $0.5 million decrease in interest expense related to the change in value of the embedded option related to the outstanding convertible debt.

Effective Tax Rate
Our effective tax rate increased from 41.7% for the three months ended June 30, 2005 to 42.0% for the three months ended June 30, 2006 primarily as a result of share-based compensation expense resulting from incentive share options for which we will not recognize a tax benefit unless the share options are disposed of in a disqualifying transaction.  Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes.  We have significant operations located in New York City that are subject to state and local New York tax rates, which are higher than the tax rates assessed by other jurisdictions where we operate.

Net Income
Net income decreased to $0.5 million for the three months ended June 30, 2006 compared with $2.9 million for the same period in the prior year primarily as a result of a $1.5 million increase in interest expense, a $1.5 million increase in intangible amortization, and a $0.6 million increase in recognized share-based compensation expense, partly offset by a $1.7 million decrease in our tax expense.

Business Segments

The following management discussion and analysis is presented on a basis consistent with our segment disclosure contained in Note 9 of our Notes to Condensed Consolidated Financial Statements.

Case Management Segment
Case management operating revenue before reimbursed direct costs increased $5.4 million, or approximately 27%, to $25.1 million for the three months ended June 30, 2006 compared to $19.7 million during the same period in the prior year.  During the three months ended June 30, 2006, operating revenue before reimbursed direct costs from businesses acquired after June 30, 2005 totaled $7.8 million.  Exclusive of these recently acquired businesses, operating revenue before reimbursed direct costs decreased by $2.4 million compared to the same period in the prior year.  The decrease in operating revenue is primarily attributable to an approximate $3.2 million decrease in class action case management revenue which was partly offset by an increase in bankruptcy case management revenue.  Class action case management revenue was adversely affected by competitive pricing pressures, primarily affecting retentions of larger cases.

Case management direct and administrative expenses, including depreciation and software and leasehold amortization, of $13.1 million increased $5.4 million, or approximately 70%, for the three months ended June 30, 2006 compared with $7.7 million during the same period in the prior year.  During the three months ended June 30, 2006, direct and administrative expenses, including depreciation and software and leasehold amortization, from businesses acquired after June 30, 2005 totaled $5.3 million.  Exclusive of these recently acquired businesses, our direct and administrative expenses, including depreciation and software and leasehold amortization, increased by $0.1 million compared to the same period in the prior year, primarily from an increase in compensation expense.

Amortization of case management’s identifiable intangible assets increased to $2.4 million for the three months ended June 30, 2006 compared with $1.1 million for the same period in the prior year.  This increase is primarily the result of amortization of additional other intangible assets, resulting primarily from the acquisition in November 2005 of our electronic discovery business.

Document Management Segment
Document management operating revenue before reimbursed direct costs increased $2.5 million, or approximately 40%, to $8.9 million for the three months ended June 30, 2006 compared to $6.4 million during the same period in the prior year.  For the three months ended June 30, 2006, operating revenue before reimbursed direct costs from the business acquired after June 30, 2005 totaled $2.3 million.  Exclusive of this recently acquired business, operating revenue before reimbursed direct costs increased $0.2 million, primarily as a result of increased bankruptcy document management revenue, partly offset by an approximate $1.0 million decrease in class action document management revenue.  Document management revenues can fluctuate considerably from period to period based on clients’ business requirements.

Document management direct and administrative expenses, including depreciation and software and leasehold amortization, of $11.7 million increased $3.2 million, or approximately 37%, for the three months ended June 30, 2006 compared with $8.5 million for the same period in the prior year.  This increase is primarily attributable to the inclusion of $2.1 million of direct and administrative expenses, including depreciation and software and leasehold amortization, related to the business acquired after June 30, 2005.  Exclusive of this recently acquired business, direct and administrative expenses, including depreciation and software and leasehold amortization, increased $1.1 million, or 13%, primarily as a result of an increase in reimbursable direct costs and an increase in outside services related to bankruptcy document management.  Document management direct expenses include reimbursed expenses and other operating expenses which are more variable in nature than case management direct expenses.  Outside service costs will vary depending on the nature and complexity of services provided.  Document management expenses can fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

Amortization of document management’s identifiable intangible assets increased to $0.5 million for the three months ended June 30, 2006 compared with $0.4 million for the same period in the prior year.  This increase is primarily the result of amortization of other intangible assets, resulting from the acquisition of our legal notification business.

Results of Operations for the Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005

Consolidated Results

Revenue
Total revenue of $85.1 million for the six months ended June 30, 2006 represents an approximate 35% increase compared to $63.1 million of total revenue for the same period in the prior year.  A significant part of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying condensed consolidated statements of income.  Although reimbursed operating revenue and the related direct costs may fluctuate significantly from period to period, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Revenue exclusive of reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, increased approximately $20.8 million, or approximately 40%, to $73.0 million for the six months ended June 30, 2006 compared to $52.2 million for the same period in the prior year.  Exclusive of businesses acquired after June 30, 2005, operating revenue before reimbursed direct costs decreased approximately $4.5 million, or approximately 9%, to approximately $47.7 million for the six months ended June 30, 2006 compared to approximately $52.2 million for the same period in the prior year, primarily as a result of an approximate $4.9 million decrease in case management revenue partly offset by an approximate $0.4 million increase in document management revenue.  Operating revenue exclusive of revenue from reimbursed direct costs may fluctuate from period to period based on clients’ business requirements.  All revenue is directly related to a segment, and changes in revenue by segment are discussed below.

Costs and Expenses
Direct costs increased $12.0 million, or approximately 44%, to $39.3 million for the six months ended June 30, 2006 compared with $27.3 million for the same period in the prior year.  Exclusive of direct costs related to businesses acquired after June 30, 2005, direct costs increased $1.5 million, or approximately 5%, to $28.8 million for the six months ended June 30, 2006 compared with $27.3 million for the same period in the prior year. This increase is primarily attributable to a $2.2 million of increases in reimbursable direct costs, compensation and outside services expense and a $0.3 million increase in share-based compensation expense resulting from adoption of SFAS 123R, partly offset by a $1.2 million reduction in our class action outside services and compensation expense.  Changes in our segment cost structure are discussed below.

General and administrative costs increased approximately $8.1 million, or approximately 50%, to $24.1 million for the six months ended June 30, 2006 compared with $16.0 million for the same period in the prior year.  Exclusive of general and administrative costs related to businesses acquired after June 30, 2005, these costs increased approximately $1.8 million, or approximately 11%, to $17.8 million for the six months ended June 30, 2006 compared with $16.0 million for the same period in the prior year.  This increase is primarily attributable to $0.8 million of share-based expense resulting from adoption of SFAS 123R combined with a $0.8 million increase in travel expense related to the expansion of our business.  Changes in our segment cost structure are discussed below.

Depreciation and software and leasehold amortization costs increased approximately $1.2 million to $4.8 million for the six months ended June 30, 2006 compared with $3.6 million for the same period in the prior year.  Exclusive of depreciation and software and leasehold amortization costs related to businesses acquired after June 30, 2005, these costs increased slightly to $3.7 million for the six months ended June 30, 2006 compared with $3.6 million for the same period in the prior year.  Changes in our segment cost structure are discussed below.

Amortization of identifiable intangible assets, compared with the same period in the prior year, increased $2.6 million to $5.6 million for the six months ended June 30, 2006.  All identifiable intangible assets are directly related to a segment, and changes in amortization of identifiable intangible assets by segment are discussed below.

Acquisition related expenses of $0.3 million for the six months ended June 30, 2006 result from non-capitalized expenses incurred in connection with completed transactions.

Interest Expense
We incurred interest expense of $6.7 million for the six months ended June 30, 2006 compared with interest expense of $2.7 million for the same period in the prior year.  This increase primarily is the result of a $3.6 million increase in interest expense related to our credit facility, primarily resulting from the increase in average borrowings outstanding under our credit facility as a result of our acquisition of our electronic discovery business in November 2005.  Also contributing to the increase in interest expense were an increase in loan fee amortization expense and an increase in the value of the embedded option related to the outstanding convertible debt, which resulted in an increase to interest expense, compared with the six months ended June 30, 2005.

Effective Tax Rate
Our effective tax rate increased from 41.7% for the six months ended June 30, 2005 to 42.0% for the six months ended June 30, 2006 primarily as a result of share-based compensation expense resulting from incentive share options for which we will not recognize a tax benefit unless the share options are disposed of in a disqualifying transaction.  Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes.  We have significant operations located in New York City that are subject to state and local New York tax rates, which are higher than the tax rates assessed by other jurisdictions where we operate.

Net Income
Net income decreased approximately $3.6 million to $2.6 million for the six months ended June 30, 2006 compared with $6.2 million for the same period in the prior year primarily as a result of a $4.0 million increase in interest expense, a $2.6 million increase in intangible amortization, and a $1.1 million increase in recognized share-based compensation expense, partly offset by a $2.6 million decrease in our tax expense.

Business Segments

The following management discussion and analysis is presented on a basis consistent with our segment disclosure contained in Note 9 of our Notes to Condensed Consolidated Financial Statements.

Case Management Revenue
Case management operating revenue before reimbursed direct costs increased $11.5 million, or approximately 29%, to $51.1 million for the six months ended June 30, 2006 compared to $39.6 million for the same period in the prior year.  During the six months ended June 30, 2006, operating revenue before reimbursed direct costs from businesses acquired after June 30, 2005 totaled $16.4 million.  Exclusive of these recently acquired businesses, operating revenue before reimbursed direct costs decreased by $4.9 million compared to the same period in the prior year.  The change in operating revenue is primarily attributable to an approximate $6.6 million decline in class action case management revenue which was partly offset by an increase in bankruptcy case management revenue.  Class action case management revenue was adversely affected by competitive pricing pressures, primarily affecting retentions on larger cases.

Case management direct and administrative expenses, including depreciation and software and leasehold amortization, of $24.9 million increased $9.1 million, or approximately 57%, for the six months ended June 30, 2006 compared with $15.8 million for the same period in the prior year.  During the six months ended June 30, 2006, direct and administrative expenses, including depreciation and software and leasehold amortization, from businesses acquired after June 30, 2005 totaled $9.5 million.  Exclusive of these recently acquired businesses, our direct and administrative expenses, including depreciation and software leasehold amortization, decreased by approximately $0.4 million.  This decrease in direct and administrative expenses, including depreciation and software and leasehold amortization, is primarily attributable to a $1.1 million decrease in class action compensation and outside services expenses, partly offset by a $0.6 million increase in compensation expense in bankruptcy.

Amortization of case management’s identifiable intangible assets increased to $4.6 million for the six months ended June 30, 2006 compared with $2.2 million for the same period in the prior year.  This increase is primarily the result of amortization of additional other intangible assets, resulting primarily from the acquisition of our electronic discovery business.

Document Management Segment
Document management operating revenue before reimbursed direct costs increased $9.4 million, or approximately 75%, to $21.9 million for the six months ended June 30, 2006 compared to $12.5 million for the same period in the prior year.  For the six months ended June 30, 2006, operating revenue before reimbursed direct costs from the business acquired after June 30, 2005 totaled $9.0 million.  Exclusive of this recently acquired business, operating revenue before reimbursed direct costs increased $0.4 million, primarily from an increase in bankruptcy document management revenue, partly offset by an approximate $1.1 million decrease in class action revenue.  Document management revenue can fluctuate from period to period based on clients’ business requirements.

Document management direct and administrative expenses, including depreciation and software and leasehold amortization, of $26.7 million increased $10.0 million, or approximately 60%, for the six months ended June 30, 2006 compared to $16.7 million for the same period in the prior year.  This increase is primarily attributable to the inclusion of $8.4 million of direct and administrative expenses, including depreciation and software and leasehold amortization, related to the business acquired after June 30, 2005.  Exclusive of this recently acquired business, direct and administrative expenses, including depreciation and software and leasehold amortization, increased $1.6 million primarily from increases in reimbursable direct costs and an increase in outside services related to bankruptcy document management.  Outside service costs will vary depending on the nature and complexity of services provided.  Document management direct expenses include reimbursed expenses and other operating expenses which are more variable in nature than case management direct expenses.  Document management expenses will fluctuate from period to period based on document management business requirements delivered during each period.

Amortization of document management’s identifiable intangible assets increased $1.0 million, for the six months ended June 30, 2006 compared to $0.8 million for the same period in the prior year.  This increase is primarily the result of amortization of additional other intangible assets, resulting from the acquisition of our acquired legal notification business.

Liquidity and Capital Resources

Operating Activities
During the six months ended June 30, 2006, the primary source of cash from operating activities was net income of $2.6 million, adjusted for $11.9 million of non-cash charges and credits, primarily depreciation and amortization.  In addition, $3.8 million of cash was generated related to changes in net operating assets, primarily as a result of a decrease in trade accounts receivable and income taxes refundable.  Trade accounts receivable, which will fluctuate from period to period depending on the timing of collections, decreased primarily as a result of increased collections related to our recently acquired electronic discovery business.  Income taxes refundable decreased primarily as a result of the receipt of refunds due to us.  Additionally, our accrual of estimated current income taxes payable exceeded our estimated tax payments.  As a result, our operating activities generated net cash of $18.3 million for the six months ended June 30, 2006.

Investing Activities
During the six months ended June 30, 2006, we used cash of approximately $4.4 million to purchase property and equipment.  Our property and equipment purchases consisted primarily of computer related hardware to support our electronic discovery and bankruptcy businesses.  Enhancements to our existing software and development of new software is essential to our continued growth and, during the six months ended June 30, 2006, we used cash of approximately $2.0 million to fund internal costs related to development of software for which technological feasibility has been established.  During November

2005, we acquired our electronic discovery business.  To support this new business, we anticipate increases in software development and hardware purchases during 2006 compared with 2005.  We also used approximately $3.5 million of cash to partly fund an acquisition.  We believe that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending over the next year.

Financing Activities
During the six months ended June 30, 2006, we paid approximately $10.0 million as a principal reduction on our senior term loan and $1.7 million as a principal reduction on the BSI deferred acquisition price, and we repaid $5.0 million of our senior revolving loan.  This financing use of cash was partly offset by $1.6 million of net proceeds from stock issued in connection with the exercise of employee share options.  As a result of adoption of SFAS 123R, we also classify a portion of the tax benefit, referred to as excess tax benefit, that we realize on exercise of employee share options as a financing cash flow.  The effect of this accounting change during the six months ended June 30, 2006 was to recognize $0.2 million of excess tax benefit as a financing cash flow rather than as an operating cash flow.

As of June 30, 2006, our borrowings consisted of $51.8 million from the contingent convertible subordinated notes (including the fair value of the embedded option), $15.0 million under our senior term loan, $88.0 million under our senior revolving loan, and approximately $12.8 million of obligations related to capitalized leases and deferred acquisition price.

We believe that the funds generated from operations plus our existing cash resources and amounts available under our senior revolving loan facility will be sufficient over the next 12 months to finance currently anticipated working capital requirements, software expenditures, property and equipment expenditures, common share price protection payments, if any, related to common shares issued in conjunction with the acquisition of nMatrix, principal payments due under the credit facility, deferred acquisition price agreements and capital leases, interest payments due on our outstanding borrowings, and payments for other contractual obligations.  Funds generated by operations are unlikely to be adequate to repay the $50.0 million convertible debt which matures in June 2007.  The convertible debt may not require the use of cash during the next 12 months as the holders have the right to convert (conversion price is $17.50 per share) or to extend the convertible debt maturity by three years.  In addition to the current sources of liquidity discussed above, we may consider other alternatives, such as an equity offering of our common shares, to generate additional liquidity.

Subject to compliance with certain covenants under the amended credit facility, we have the right to increase the senior revolving loan by $75.0 million to $175.0 million.  As of June 30, 2006, significant covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.25 to 1.00, a senior leverage ratio not to exceed 2.25 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  As of June 30, 2006, we were in compliance with all covenants in our credit facility, including all financial covenants.

We may pursue acquisitions in the future.  We may use our then available cash and unused borrowing capacity to finance a future acquisition, or we may decide to issue equity, restructure our credit facility, partly finance the acquisition with a note payable, or some combination of the preceding.  Covenants contained in our credit facility and in our convertible notes may limit our ability to consummate an acquisition.  Pursuant to the terms of our credit facility, we generally cannot incur indebtedness outside the credit facility with the exception of capital leases and additional subordinated debt, with a limit of $100.0 million of aggregate subordinated debt.  Furthermore, for any acquisition we must be able to demonstrate that, on a pro forma basis, we would be in compliance with our covenants during the four quarters prior to the acquisition and we must obtain bank permission for any acquisition for which cash consideration exceeds $65.0 million or total consideration exceeds $125.0 million.

Off-balance Sheet Arrangements

As a part of the purchase price consideration to acquire nMatrix, we issued 1.2 million shares of our common stock to the seller.  As explained in Note 4 to the condensed consolidated financial statements, under certain circumstances we may be required to pay the difference between $20.35 per share and the price at which the seller sells the shares.  Payments, if any, made under this arrangement will result in cash outflows.  Based on our June 30, 2006 closing price of $16.64 per share, as of June 30, 2006, the guarantee amount was approximately $4.6 million.  As discussed under the caption “Liquidity and Capital Resources — Financing Activities” above, we believe cash generated from operations plus amounts available under our senior revolving loan facility will provide adequate liquidity to make any required payments under this arrangement.  The shares subject to this arrangement are currently unregistered; however, we anticipate these shares will be registered and available for sale in the future.

Contractual Obligations

The following table sets forth a summary of our contractual obligations and commitments, excluding periodic interest payments, for each twelve month period ending June 30 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt and future accretion (1)	$165,513	$70,893	$92,620	$2,000	$—
Employment agreements (2)	10,743	4,354	4,441	1,948	—
Capital lease obligations	955	949	6	—	—
Operating leases	36,101	5,525	8,852	8,258	13,466
Total	$213,312	$81,721	$105,919	$12,206	$13,466

(1)             A portion of the purchase price of certain acquisitions were in the form of notes on which the interest rate was below our incremental borrowing rate, and which were discounted using our estimated incremental borrowing rate.  The discounts are accreted over the life of the note and each period’s accretion is added to the principal of the respective note.  The amount in the above contractual obligations table includes both the notes’ principal, as reflected on our June 30, 2006 condensed consolidated balance sheet, and all future accretion.  If certain financial objectives are satisfied, we will make additional payments over the next five years related to our acquisition of Hilsoft and EPIQ Advisory Services.  Such payments, if any, are not included in the above contractual obligation table.  Convertible debt is included at the stated value of the principal redemption and excludes adjustments related to the embedded option, which will not be paid in cash.  Any conversion to our common stock of part or all of the convertible debt will reduce our cash obligation related to the convertible debt.

(2)             In conjunction with acquisitions, we have entered into employment agreements with certain key employees of the acquired companies.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 applies to tax positions accounted for under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.  A tax position includes a current or future reduction in taxable income reported or expected to be reported on a tax return, the decision not to report a transaction in a tax return, and an assertion that a company is not subject to taxation.  FIN 48 requires that a tax position be recognized only if it is more-likely-than-not to be sustained based solely on its technical merits as of the reporting date.  A recognized tax benefit is measured based on the largest benefit that is more than 50 percent likely to be realized.  FIN 48 is effective for an entity’s first fiscal year that begins after December 15, 2006.  At adoption, any necessary adjustment to our financial statements will be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle.  At this time, we are unable to predict the impact, if any, that adoption of FIN 48 will have on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus regarding EITF 05-1, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option.  EITF 05-1 pertains only to debt instruments that become convertible at the time the issuer calls the debt, but are not convertible before the call is exercised.  Conversions of these instruments triggered by the call option would be accounted for as debt conversions and recognized as debt extinguishments if the debt instrument did not contain a substantive conversion feature at issuance.  EITF 05-1 will be effective for conversions that occur as a result of the issuer’s exercise of a call option in the interim or annual period beginning after June 28, 2006. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156, Accounting for Servicing of Financial Assets (SFAS 156).  SFAS 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations.  Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable.  SFAS 156 allows an entity to choose whether to subsequently measure its servicing assets and servicing liabilities using the amortization method or the fair value measurement method.  SFAS 156 is effective for an entity’s first fiscal year that begins after September 15, 2006 and should be applied prospectively to all transactions after adoption.  We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS 155).  SFAS 155 allows an entity to make an irrevocable election to measure a financial instrument with an embedded derivative, referred to as a hybrid financial instrument, at fair value in its entirety rather than bifurcating and separately valuing the embedded derivative instrument.  SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

Forward-Looking Statements

In this report, in other filings with the SEC, and in press releases and other public statements by our officers throughout the year, EPIQ Systems, Inc. makes or will make statements that plan for or anticipate the future.  These forward-looking statements include statements about our future business plans and strategies, and other statements that are not historical in nature.  These forward-looking statements are based on our current expectations.  In this Quarterly Report on Form 10-Q, we make statements that plan for or anticipate the future.  Many of these statements are found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

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

ITEM 4.          Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of June 30, 2006, the end of the period covered by this report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this  report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the our internal controls over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.       Risk Factors.

The following risk factors update and replace the risk factors that are similarly captioned and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 or are in addition to the risk factors included in our 2005 Annual Report, and should be considered in conjunction with the risk factors disclosed in our 2005 Annual Report. There have been no other material changes to our Risk Factors as disclosed in Item 1A, “Risk Factors,” in our 2005 Annual Report on Form 10-K.

Substantially all of our Chapter 7 revenues are collected through a single financial institution, and the termination of that marketing arrangement could cause uncertainty and adversely affect our future Chapter 7 revenue and earnings.

The application of Chapter 7 bankruptcy regulations discourages Chapter 7 trustees from incurring direct administrative costs for computer system expenses.  As a result, we provide our products and services to Chapter 7 trustee clients at no direct charge, and our Chapter 7 trustee clients agree to deposit the cash proceeds from liquidations of debtors’ assets with a designated financial institution with which we have a Chapter 7 marketing arrangement.  We have arrangements with several financial institutions under which our Chapter 7 trustees deposit the Chapter 7 liquidated assets at one of those financial institutions.  Under these arrangements:

•                  we license our proprietary software to the trustee and furnish hardware, conversion services, training and client support, all at no cost to the trustee;

•                  the financial institution provides certain banking services to the joint trustee clients; and

•                  we collect from the financial institution monthly revenues based primarily upon a percentage of the total liquidated assets on deposit at that financial institution.

These bankruptcy volume-based fees are the largest component of our Chapter 7 revenues.

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

Chapter 7 revenue from Bank of America comprised 21%, 24% and 50% of our total revenue for the years ended December 31, 2005, 2004, and 2003, respectively.

Bankruptcy reform legislation could alter the market for our products and services, which could cause a reduction in our revenue and earnings.

In April 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 was passed and signed by President Bush.  The intent of this legislation, which became effective October 2005, is to move certain individual bankruptcy filings from Chapter 7, which liquidates most of the debtor’s assets and discharges most of the debtor’s liabilities, to Chapter 13 bankruptcy filings, which do not liquidate the debtor’s assets but which requires a debtor to pay disposable income to their creditors.  The legislation also affects corporate restructuring bankruptcy filings, in part by placing more strict limits on the period of time in which the debtor has an exclusive right to propose a reorganization plan, accelerating the time frame in which a debtor must determine whether to reject a lease, and potentially increasing certain priority claims.  To date, the legislation appears to have had two effects:  (1) a significant increase in the number of bankruptcy filings prior to the effective date of the legislation, and (2) a corresponding decline in bankruptcy filings in the few months after the effective date of the legislation.  While neither of these two effects had an immediate material impact on our bankruptcy-related revenues, it is possible that there could be longer-term consequences to the reform legislation that we have not yet identified.  As a result, we cannot predict the effect, if any, that this legislation will have on our business.

We rely on third-party hardware and software, which could cause errors or failures of our service.

We rely on hardware purchased or leased and software licensed from third parties in order to offer certain services.  Any errors or defects in third-party hardware or software could result in errors or a failure of our service, which could harm our business.

In certain circumstances, we may be obligated to pay one of our shareholders the difference between $20.35 per share and the price at which that shareholder sells up to 1,228,501 shares of our common stock, which could adversely affect the market price of our common stock.

We issued to the former owner of nMatrix 1.2 million shares as a part of the purchase price for the nMatrix business.  We are required to maintain an effective registration statement for the resale of those shares by that shareholder until November 15, 2007.  Our agreement with that shareholder includes a limited price protection provision, which provides that if the shareholder sells any of those shares pursuant to the registration statement at a per share price (before commissions and other transaction expenses) lower than $20.35, then we will pay that selling shareholder an amount in cash equal to the number of shares sold by the shareholder multiplied by the difference between the $20.35 minus the sale price.  The limited price protection will terminate permanently upon the earlier of termination of our obligation to maintain effectiveness of the registration statement or, during the period of effectiveness of the registration statement, after any 15 trading days (which need not be consecutive trading days) on which both of the following conditions are satisfied:  (1) the shareholder may lawfully sell shares under the registration statement, and (2) the closing price for our common stock has been equal to or greater than $20.35 per share.

As a result of the imminent expiration of the limited price protection, the shareholder may choose to sell all or substantially all the shares of our common stock then held by that shareholder subject to these agreements.  Those sales could adversely affect the market price of our common stock at that time.

Our articles of incorporation contain a provision that could be used by us, without shareholder approval, to discourage or prevent a takeover of our company.

Some provisions of our articles of incorporation could make it more difficult for a third party to acquire control of our company, even if the change of control would be beneficial to certain shareholders.  For example, our articles of incorporation include “blank check” preferred stock provisions, which permit our board of directors to issue one or more series of preferred stock without shareholder approval.  In conjunction with the issuance of a series of preferred stock, the board is authorized to fix the rights of that series, including voting rights, liquidation preferences, conversion rights and redemption privileges.  The board could issue a series of preferred stock to a friendly investor and use one or more of these features of the preferred stock to discourage or prevent a takeover of the company.  Additionally, our articles of incorporation do not permit cumulative voting in the election of directors.  Cumulative voting, if available, would enable minority shareholders to elect one or more representatives to the board in certain circumstances, which could be used by third parties to facilitate a takeover of our company that was opposed by our board or management.

ITEM 4:  Submission of Matters to a Vote of Security Holders

Our annual meeting of the shareholders was held on June 7, 2006, at which the shareholders elected the directors named below, approved a proposal to amend the 2004 Equity Incentive Plan to approve performance based awards, and approved a proposal to amend the 2004 Equity Incentive Plan to increase the number of common shares available for issuance pursuant to the plan.  The results of the voting at the annual meeting were as follows:

Election of Directors	For	Withhold Authority

Tom W. Olofson	17,977,530	842,456
Christopher E. Olofson	18,288,859	531,127
W. Bryan Satterlee	17,331,705	1,488,281
Edward M. Connolly, Jr.	17,331,618	1,488,368
James A. Byrnes	17,639,444	1,180,542
Joel Pelofsky	17,638,805	1,181,181

Other Matters	For	Against	Abstain	Broker Non-Votes

Amend the 2004 Equity Incentive Plan to approve performance based awards	14,158,136	1,689,436	417,791	2,554,623

Amend the 2004 Equity Incentive Plan to increase common shares available for issuance to 5,000,000	8,632,919	7,307,272	325,172	2,554,623

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

EPIQ Systems, Inc.

Date: August 8, 2006	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date: August 8, 2006	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2006	/s/ Douglas W. Fleming
Douglas W. Fleming
Director of Finance
(Principal Accounting Officer)