Form 10-Q
period 2006-09-30
EPIQ SYSTEMS INC
filed 2006-11-14
CIK 1027207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

☒  For the Quarterly Period Ended September 30, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of registrant’s common stock at November 1, 2006:

Class	Outstanding
Common Stock, $.01 par value	19,475,194

EPIQ SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

Explanatory Note

Within this filing, Epiq Systems, Inc. (the Company) is restating its previously issued financial statements for the three and nine months ended September 30, 2005 which initially were filed with the Securities and Exchange Commission (SEC) on October 28, 2005, as well as the consolidated balance sheet as of December 31, 2005 which was initially filed with the SEC on March 8, 2006, as discussed in Note 10 to the condensed consolidated financial statements.

In addition, the Company will restate, as soon as practicable, the following previously issued financial statements included in its SEC prior periodic reports:

•                  Its previously issued financial statements as of December 31, 2005 and 2004, and for each of the three years included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, initially filed with the SEC on March 8, 2006;

•                  its previously issued financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, initially filed with the SEC on May 9, 2006; and

•                  its previously issued financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, initially filed with the SEC on August 8, 2006.

PART I — FINANCIAL INFORMATION

ITEM 1.                    Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(As Restated, see Note 10)		(As Restated, see Note 10)
REVENUE:
Case management services	$22,353	$12,197	$65,653	$38,132
Case management bundled software license, software upgrade and postcontract customer support services	7,445	550	68,922	1,146
Document management services	4,591	7,373	26,495	19,895
Operating revenue before reimbursed direct costs	34,389	20,120	161,070	59,173
Operating revenue from reimbursed direct costs	4,643	6,174	16,676	17,118
Total Revenue	39,032	26,294	177,746	76,291

COSTS AND EXPENSES:
Direct costs of services (exclusive of depreciation and amortization shown separately below)	9,260	8,576	36,403	24,778
Reimbursed direct costs	4,685	6,199	16,852	17,296
General and administrative	12,411	7,035	36,469	23,071
Depreciation and software and leasehold amortization	2,633	1,732	7,424	5,281
Amortization of identifiable intangible assets	3,027	1,442	8,672	4,492
Acquisition related	—	114	250	114
Total Operating Expenses	32,016	25,098	106,070	75,032

INCOME FROM OPERATIONS	7,016	1,196	71,676	1,259

INTEREST EXPENSE (INCOME):
Interest income	(23)	(28)	(111)	(106)
Interest expense	2,523	1,623	9,215	4,309
Net Interest Expense	2,500	1,595	9,104	4,203

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	4,516	(399)	62,572	(2,944)

INCOME TAX PROVISION (BENEFIT)	1,835	(894)	25,348	(3,147)

NET INCOME	$2,681	$495	$37,224	$203

NET INCOME PER SHARE INFORMATION:
Basic	$0.14	$0.03	$1.92	$0.01
Diluted	$0.13	$0.03	$1.65	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,442	17,942	19,372	17,911
Diluted	22,911	18,861	23,065	18,402

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30, 2006	December 31, 2005
		(As Restated, see Note 10)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,026	$13,563
Trade accounts receivable, less allowance for doubtful accounts of $1,739 and $3,481, respectively	32,634	33,504
Prepaid expenses	2,249	2,818
Income taxes refundable	705	4,643
Deferred income taxes	1,725	25,579
Other current assets	578	85
Total Current Assets	41,917	80,192

LONG-TERM ASSETS:
Property, equipment and leasehold improvements, net	23,186	23,751
Software development costs, net	9,343	8,848
Goodwill	260,834	249,427
Identifiable intangible assets, net of accumulated amortization of $22,430 and $13,758, respectively	46,797	53,399
Other	1,962	2,854
Total Long-term Assets, net	342,122	338,279
Total Assets	$384,039	$418,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,053	$7,954
Customer deposits	2,322	2,196
Accrued compensation	1,907	3,944
Other accrued expenses	3,760	3,322
Deferred revenue	826	60,224
Current maturities of long-term obligations	154,028	171,996
Total Current Liabilities	167,896	249,636

LONG-TERM LIABILITIES:
Long-term obligations (excluding current maturities)	6,178	1,552
Deferred income taxes	26,077	26,815
Other long-term liabilities	1,454	—
Total Long-term Liabilities	33,709	28,367

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock — $0.01 par value; 50,000,000 shares authorized; issued and outstanding — 19,475,194 and 19,253,466 shares at September 30, 2006 and December 31, 2005, respectively	194	193
Additional paid-in capital	133,224	128,484
Retained earnings	49,015	11,791
Accumulated other comprehensive income, net	1	—
Total Stockholders’ Equity	182,434	140,468
Total Liabilities and Stockholders’ Equity	$384,039	$418,471

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
		(As Restated, see Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,224	$203
Adjustments to reconcile net income to net cash from operating activities:
Share-based compensation expense	1,671	—
Provision (benefit) for deferred income taxes	22,761	(7,428)
Depreciation and software and leasehold amortization	7,424	5,281
Loan fee amortization	1,077	833
Amortization of identifiable intangible assets	8,672	4,492
Other	(839)	1,735
Changes in operating assets and liabilities, net of effects from business acquisition:
Trade accounts receivable	2,632	(8,632)
Prepaid expenses and other assets	28	(1,374)
Accounts payable and other liabilities	(1,878)	968
Deferred revenue	(59,398)	19,724
Excess tax benefit related to share-based compensation	(154)	—
Income taxes (including $469 and $415 of tax benefit related to share-based compensation, respectively)	4,355	(2,065)
Net cash provided by operating activities	23,575	13,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,182)	(3,035)
Software development costs	(3,275)	(1,480)
Cash paid for acquisition of business	(3,586)	(650)
Purchase of short-term investments	—	(6,000)
Sale of short-term investments	—	6,000
Other	(45)	502
Net cash used in investing activities	(12,088)	(4,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	3,000	6,000
Principal payments under long-term debt obligations	(26,643)	(16,104)
Excess tax benefit related to share-based compensation	154	—
Proceeds from exercise of share options	2,602	903
Other	(137)	—
Net cash used in financing activities	(21,024)	(9,201)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,537)	(127)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,563	13,330
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,026	$13,203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$7,730	$2,649
Income taxes (received) paid, net	$(1,758)	$6,339

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

We had property and equipment purchases accrued in accounts payable of approximately $0.4 million as of September 30, 2006.

During the nine months ended September 30, 2006, we incurred an obligation in a business acquisition, classified as a component of both current maturities of long-term obligations and long-term obligations, of approximately $10.2 million.

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF RECENTLY ADOPTED ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Epiq Systems, Inc. (Epiq) and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

Epiq is a national provider of technology-based solutions for the legal and fiduciary services industries. Our solutions assist clients with the administration of complex legal proceedings, including electronic discovery, bankruptcy administration and class action administration. Our clients include leading law firms, corporate legal departments, bankruptcy trustees, and other professional advisors who require sophisticated case administration and document management capabilities, extensive subject matter expertise and a high service capacity. We provide clients with an integrated offering of both proprietary technology and value-added services that comprehensively address their case and document management business requirements.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for reporting and display of comprehensive income and its components.  Our total comprehensive income, which includes net income and foreign currency translation adjustments, was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net income	$2,681	$495	$37,224	$203
Foreign currency translation adjustment, net	2	—	1	—
Total comprehensive income	$2,683	$495	$37,225	$203

Revenue Recognition

We have agreements with clients pursuant to which we deliver various case management and document management services each month.

Significant sources of revenue include:

•                  Fees contingent upon the month-to-month delivery of case management services defined by client contracts, such as claims processing, claims reconciliation, professional services, call center support, and conversion of data into an organized, searchable electronic database. The amount we earn varies based primarily on the size and complexity of the engagement;

•                  Hosting fees based on the amount of data stored;

•                  Deposit-based fees from financial institutions, primarily based on a percentage of total liquidated assets placed on deposit at that financial institution by our bankruptcy trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support (PCS) services;

•                  Legal noticing services to parties of interest in bankruptcy and class action matters, including media campaign and advertising management in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement; and

•                  Reimbursement for costs incurred related to postage on mailing services.

Non-Software Arrangements

Case and document management services related to electronic discovery, corporate restructuring, and class action revenue, which are billed based on volume, are evaluated pursuant to Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables.  For each of these contractual arrangements, we have identified the following deliverables and/or services:

•                  Electronic Discovery

•               Data processing

•               Hosting

•                  Corporate Restructuring

•               Consulting

•               Claims management

•               Printing and reproduction

•               Mailing and noticing

•               Document management

•                  Class Action

•               Consulting

•               Notice campaigns

•               Toll free customer support

•               Web site design/hosting

•               Claims administration

•               Distribution

Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables.  We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such services.  Lastly, our arrangements do not include general rights of return.  Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting under EITF 00-21.  We allocate revenue to the various units of accounting in our arrangements based on the fair value of each unit of accounting, which is generally consistent with the stated prices in our arrangements. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period in accordance with Staff Accounting Bulletin Topic 13, Revenue Recognition (SAB Topic 13).  As the services are rendered, our fee becomes fixed and determinable, and collectibility is reasonably assured.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

Software Arrangements

For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and PCS services, all at no charge to the trustee.  The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement.  The financial institution pays us a monthly fee contingent on the dollar level of average monthly deposits placed by the trustees with that financial institution.

For Chapter 7 related arrangements with financial institutions, we earn contingent monthly fees from the financial institution related to the software license, hardware lease, hardware maintenance, and PCS services.  We account for the software license and PCS elements in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2).  Since we have not established vendor specific objective evidence (VSOE) of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered element, which is PCS.  This revenue, when recognized, is included as a component of case management services revenue.  Revenue related to PCS is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants’ Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to.  At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2, since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers, and hardware maintenance.  We retain ownership of all hardware provided and, based on guidance provided in EITF 01-8, Determining Whether an Arrangement Contains a Lease, we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease in accordance with SFAS 13, Accounting for Leases.  Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals under EITF Issue No. 98-9, Accounting for Contingent Rent and SAB Topic 13, which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurs at the end of each period as we achieved our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.  This revenue, which is less than ten percent of our total revenue, is included as a component of case management services revenue.

Effective October 1, 2003, we entered into an arrangement with our primary depository financial institution under which we delivered two specified upgrades annually with the last specified upgrade occurring in the second quarter of 2006.  This arrangement included specific pricing for each software upgrade and certain special projects in addition to the contingent deposit-based pricing related to the software license, hardware, hardware maintenance, and PCS to each trustee client.  Therefore, the software upgrades and special projects are part of a bundled arrangement.  Each software upgrade is considered a separate and discrete product and, as we do not sell each software upgrade on a standalone basis, we were unable to establish VSOE of the fair value of the software upgrades.  As a result, the licensed software, software upgrade, special projects and PCS are a combined unit of accounting.  Revenue for this combined unit of accounting, when recognized, is included as a component of case management services revenue.  Since we did not have VSOE of the fair value of each separate upgrade, we deferred recognition of substantially all revenue under this arrangement until the final upgrade was delivered.  On delivery of the final upgrade during the second quarter of 2006, the only remaining undelivered element was PCS services.  In accordance with SOP 97-2, on delivery of the final software upgrade, we recognized revenue previously deferred on a proportionate basis over the three year term of the contract.  As the contract commenced October 1, 2003 and terminated September 30, 2006, we recognized approximately $60.1 million of net deferred revenue during the second quarter of 2006 and we recognized approximately $6.0 million of deferred revenue related to this arrangement during the third quarter of 2006.

Reimbursements

Our case and document management businesses both have revenue related to the reimbursement of certain costs, primarily postage.  Consistent with guidance provided by EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursed postage and other reimbursable direct costs are recorded gross as revenue from reimbursed direct costs and as reimbursed direct costs.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 applies to tax positions accounted for under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.  A tax position includes a current or future reduction in taxable income reported or expected to be reported on a tax return, the decision not to report a transaction in a tax return, and an assertion that a company is not subject to taxation.  FIN 48 requires that a tax position be recognized only if it is more-likely-than-not to be sustained based solely on its technical merits as of the reporting date.  A recognized tax benefit is measured based on the largest benefit that is more than 50 percent likely to be realized.  FIN 48 is effective for an entity’s first fiscal year that begins after December 15, 2006.  At adoption, any necessary adjustment to our financial statements will be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle.  At this time, we are unable to predict the impact, if any, that adoption of FIN 48 will have on our consolidated financial statements.

In June 2006, the EITF reached a consensus regarding EITF 05-1, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option.  EITF 05-1 pertains only to debt instruments that become convertible at the time the issuer calls the debt, but are not convertible before the call is exercised.  Conversions of these instruments triggered by the call option would be accounted for as debt conversions and recognized as debt extinguishments if the debt instrument did not contain a substantive conversion feature at issuance.  EITF 05-1 will be effective for conversions that occur as a result of the issuer’s exercise of a call option in the interim or annual period beginning after September 28, 2006. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

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

NOTE 2:   INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations for reporting on Form 10-Q for interim financial statements.  Accordingly, they do not include certain information and disclosures required for comprehensive annual financial statements.  The interim financial statements have not been audited.  As noted in the Explanatory Note at the beginning of this report, we have previously determined that the audited financial statements included in our Annual Report on Form 10-K as filed with the SEC on March 8, 2006, should no longer be relied upon.  We anticipate filing an amended Form 10-K for the year ended December 31, 2005 as soon as practicable.

In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly our financial position as of September 30, 2006, the results of operations for the three and nine month periods ended September 30, 2006 and 2005, and cash flows for the nine month periods ended September 30, 2006 and 2005.

The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3:   GOODWILL AND INTANGIBLE ASSETS

Amortizing identifiable intangible assets at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$39,287	$11,010	$37,313	$6,170
Trade names	2,414	2,196	2,319	1,578
Non-compete agreements	27,526	9,224	27,525	6,010
	$69,227	$22,430	$67,157	$13,758

Aggregate amortization expense related to identifiable intangible assets was $3.0 million and $1.4 million for the three month periods ended September 30, 2006 and 2005, respectively and was $8.7 million and $4.5 million for the nine month periods ended September 30, 2006 and 2005, respectively.  Amortization expense related to identifiable intangible assets for 2006 and the following five years is estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2006	$11,620
2007	9,531
2008	8,361
2009	6,829
2010	6,439
2011	4,706

$47,486

Changes in the carrying amounts of goodwill by segment are as follows (in thousands):

	Nine Month Period Ended September 30, 2006			Year Ended December 31, 2005
	Case Management	Document Management	Total	Case Management	Document Management	Total
Balance, beginning of period	$200,936	$48,491	$249,427	$106,371	$41,357	$147,728
Goodwill acquired during the period and adjustments	11,430	(23)	11,407	94,565	7,134	101,699
Balance, end of period	$212,366	$48,468	$260,834	$200,936	$48,491	$249,427

We assess goodwill for impairment as of each July 31 and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  We did not recognize any impairment loss during the three and nine month periods ended September 30, 2006 and 2005.

NOTE 4:   BUSINESS ACQUISITIONS

Epiq Advisory Services, Inc.

On May 16, 2006, our wholly-owned subsidiary, Epiq Advisory Services Inc., in an asset acquisition, acquired the claims preference business of Gazes LLC.  The total value of the transaction was $13.8 million, consisting of $3.0 million of cash paid on closing, $10.2 million of deferred payments, and $0.6 million of capitalized transaction costs.  If certain income targets are satisfied, we may be required to make additional payments, which would be recorded as compensation expense, to the seller.  The preliminary allocation of the purchase price is as follows:  less than $0.1 million to net assets, approximately $2.4 million to customer contracts, amortizable on a straight-line basis over two years, and approximately $11.4 million to goodwill.  The purchase price in excess of the tax basis of the assets is expected to be deductible for tax purposes.  This acquisition further expands our case management service offerings.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying condensed consolidated financial statements from the date of acquisition.  The operating results of Epiq Advisory Services are included within our case management segment.

nMatrix

On November 15, 2005, Epiq, acting through a wholly-owned subsidiary, acquired all the issued and outstanding shares of capital stock of nMatrix, Inc., nMatrix Australia Pty. Ltd., and nMatrix Ltd. (collectively, nMatrix) for approximately $126.3 million, including capitalized acquisition costs.  The electronic discovery services of nMatrix further expands the service offerings of our legal services business.  The purchase price consisted of cash of $100.0 million and approximately 1.2 million shares of our common stock.  The fair value of our common stock issued, calculated based upon the five-day average of the closing price of the common stock two days before and two days after the acquisition was consummated, was approximately $24.2 million.  In conjunction with the acquisition, we entered into an agreement with the selling shareholder to register the shares of common stock issued as a part of the acquisition consideration.  Within this agreement, we guaranteed the common stock price of $20.35 per share, valued as the average closing price of our common stock for the 40 consecutive trading days ending on the date four trading days prior to the closing date.  This guarantee terminates as of the close of business on the date that is after any 15 trading days on which the selling shareholder may lawfully sell shares under a registration statement and the last sale price for our common stock has been equal to or greater than the $20.35.  Based on our September 30, 2006 closing price of $14.71 per share, as of September 30, 2006 the guarantee amount would be approximately $6.9 million.  A liability will not be recorded for this guarantee until the contingency is resolved.  If a payment is made under this guarantee, we will reduce the equity proceeds recorded as a part of the acquisition transaction.  Based on our valuation, the purchase price has been allocated as follows (in thousands):

Accounts receivable	$12,615
Other current assets	2,926
Property and software	7,236
Trade names	569
Customer relationships	24,614
Non-compete agreements	6,676
Current liabilities	(6,197)
Deferred tax liability	(16,807)
Goodwill	94,664

Total purchase price	$126,296

Trade names, customer relationships, and the non-compete agreements are amortized using the straight-line method over one year, eight years, and five years, respectively.  The excess purchase price of $94.7 million was allocated to goodwill and is not amortized but will be reviewed for impairment annually and between annual reviews if events or changes in circumstances indicate that the asset might be impaired.  The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, is not expected to be deductible for tax purposes.  Of our 1.2 million common shares issued as consideration, approximately 246,000 are held in escrow.  On submission of properly approved indemnification claims, the escrow agent will sell sufficient shares to pay the indemnification claim.  As of September 30, 2006, we have not submitted any claims related to this escrow.  This escrow arrangement terminates May 14, 2007, at which time any of our common shares that have not been sold to pay claims will be distributed to the seller.  Also, $4.0 million of the cash consideration was initially placed in a separate escrow pending collection of certain pre-acquisition receivables.

Each month, a portion of this escrow is released to the seller based on the prior month’s collection of these pre-acquisition receivables.  As of September 30, 2006, approximately $0.3 million remained in this escrow account.  This escrow arrangement terminates following the payment for collections made through September 2006 of these pre-acquisition receivables, at which time any amount that remains in escrow will be distributed to Epiq.

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

Pro Forma Results

Pro forma results of operations assuming the above acquisitions were made at the beginning of 2005 are shown below (in thousands, except per share data):

	Three months ended September 30,	Nine months ended September 30,
	2005	2006	2005

Total revenue	$36,312	$178,958	$103,328

Net income (loss)	$573	$37,126	$(168)
Net income (loss) per share
Basic	$0.03	$1.92	$(0.01)
Diluted	$0.03	$1.65	$(0.01)

Pro forma adjustments include estimated amortization expense, interest expense, management compensation and income taxes.  The pro forma information is not necessarily indicative of what would have occurred if the acquisitions had been completed on that date nor is it necessarily indicative of future operating results.

NOTE 5:   INDEBTEDNESS

The following is a summary of indebtedness outstanding (in thousands):

	September 30,	December 31,
	2006	2005
Senior term loan	$15,000	$25,000
Senior revolving loan	82,028	93,028
Contingent convertible subordinated debt, including embedded option	51,049	51,326
Capital leases	31	972
Deferred acquisition price	12,098	3,222
Total indebtedness	$160,206	$173,548

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

The credit facility is secured by liens on our real property and a significant portion of our personal property.  As of September 30, 2006, our borrowings under the credit facility totaled $97.0 million, consisting of $15.0 million under the senior term loan and $82.0 million under the senior revolving loan.  Interest on the credit facility is generally based on a spread over the LIBOR rate.  Effective April 16, 2007, the calculation of the interest rate for the senior term loan will be adjusted to increase the spread over the LIBOR rate by 2%.  As of September 30, 2006, the interest rate charged on outstanding borrowings ranged from 8.3% to 9.5%.

Contingent Convertible Subordinated Debt

During June 2004, we issued $50.0 million of contingent convertible subordinated notes.  Net proceeds of $47.4 million were used to repay and terminate an outstanding subordinated term loan and to pay in full our then outstanding revolving loan balance.  The contingency has been satisfied, and the notes may, at the option of the holders, be converted into shares of our common stock at any time. These convertible subordinated notes:

•                  bear interest at a fixed rate of 4% per annum, payable quarterly;

•                  are convertible into shares of our common stock at a price of $17.50 per share; and

•                  mature on June 15, 2007, subject to extension of maturity to June 15, 2010 at the option of the note holders.

If all notes were converted, the notes would convert into approximately 2.9 million shares of our common stock.  If we change our capital structure (for example, through a stock dividend or stock split) while the notes are outstanding, the conversion price will be adjusted on a consistent basis and, accordingly, the number of shares of common stock we would issue on conversion would be adjusted.

The holders of the notes have the right to extend the maturity of the notes for a period not to exceed three years.  Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the notes represents an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the convertible debt balance was reduced by the same amount.  The convertible debt is accreted approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million.  On our accompanying condensed consolidated statements of income, this accretion is a component of interest expense.  The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments that will be made if the convertible debt maturity is extended an additional three years.  Under this methodology, the embedded option has a current value of approximately $1.4 million.  On our accompanying condensed consolidated balance sheets, our obligation related to the embedded option has been included as a component of the convertible note payable.  For the three and nine month periods ended September 30, 2006, the value of the embedded option decreased by approximately $0.8 million and $0.6 million, respectively, and these decreases have been included as a component of interest expense on our accompanying condensed consolidated statements of income.  The changes in carrying value of the convertible debt and fair value of the embedded option do not affect our cash flow and, if the embedded option is exercised, the value assigned to the embedded option will be amortized as a reduction to our 4% convertible debt interest expense over the periods payments are made.  If the option is not exercised by some or all convertible debt holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

Covenant Compliance

Both our credit facility and subordinated debt contain financial covenants related to earnings before interest, provision for income taxes, depreciation , amortization and other adjustments as defined in the agreements (EBITDA) and total debt.  In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As a result of the restatement, which resulted in the deferral of a substantial portion of revenue related to the 2003 Arrangement as described in Note 10, we were not in compliance with these financial covenants through March 31, 2006.  As a result of recognition of the deferred revenue during the second and third quarters of 2006; we are in compliance with all financial covenants as of June 30 and September 30, 2006.  The deferral of revenue through March 31, 2006, and the recognition of the deferred revenue during the second and third quarter of 2006, were not anticipated by us or the banks at the time we established the current financial covenants in the credit facility.  We will request waivers, as deemed necessary, for the pre-existing events of noncompliance related to the financial restatement. We have classified such debt as a current liability in the accompanying condensed consolidated balance sheets.

Deferred Acquisition Price

We have made three acquisitions, Bankruptcy Services, Hilsoft, and Epiq Advisory Services, for which a portion of the purchase price was deferred.  These deferred payments, which are either non-interest bearing or have a below market interest rate, have been discounted at imputed interest rates (Bankruptcy Services at 5% and Hilsoft and Epiq Advisory Services at 8%).  At September 30, 2006, the discounted value of the remaining note payments was approximately $12.1 million of which approximately $5.9 million was classified as a current liability.

Scheduled Principal Payments

Our long-term obligations, including credit facility debt, convertible debt (including embedded option), deferred acquisition costs, and capitalized leases, mature as follows for each twelve-month period ending September 30 (in thousands):

2007	$154,028
2008	2,952
2009	1,407
2010	1,360
2011	459
Total	$160,206

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

As disclosed in our February 18, 2005 filing on Form 8-K, during February 2005 our compensation committee approved acceleration of the vesting of approximately 0.5 million unvested share options, with a weighted-average exercise price of $14.28 per share, for certain employees, including an executive officer and non-employee directors.  Unvested share options to purchase approximately 1.2 million shares, with a weighted-average exercise price of approximately $15.26 per share, were not accelerated as the employees holding the unvested share options did not meet the criteria established by our compensation committee.  The decision to accelerate the vesting of these share options and eliminate future compensation expense was based primarily on a review of our long-term incentive programs considering the effect on our financial statements of the then pending change in accounting rules for share-based compensation.  This action, which had an immaterial effect on our financial statements for the year ended December 31, 2005, reduced the amount of expense we would have recognized under SFAS 123R by approximately $2.2 million (approximately $0.2 million and $0.6 million during the three months and nine month periods ended September 30, 2006, respectively, and approximately $0.8 million, $0.7 million, $0.5 million and $0.2 million for the years ending December 31, 2006, 2007, 2008, and 2009, respectively).

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

As a result of our adoption of SFAS No. 123R, during the three and nine month periods ended September 30, 2006 we recognized expense related to share options issued prior to but unvested as of January 1, 2006 as well as expense related to share options issued subsequent to January 1, 2006.  For share options issued prior to but unvested as of January 1, 2006, compensation expense was based on the fair value of those share options as calculated using the Black-Scholes option valuation model at the date the share options were issued. Key assumptions for the Black-Scholes option valuation model include expected volatility, expected term of share options granted, the expected risk-free interest rate, and the expected dividend rate.  The assumptions used in those fair value calculations have been disclosed in our Annual Reports on Form 10-K previously filed with the SEC.  For share options issued during the nine month period ended September 30, 2006, the share options were also valued using the Black-Scholes option valuation models and with key assumptions related to expected volatility, expected term of share options granted, the expected risk-free interest rate, and the expected dividend rate.  We estimate our expected volatility based on implied volatilities from traded share options on our stock and on our stock’s historical volatility.  We have estimated the expected term of our share options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior.  The expected risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  Historically, we have not paid dividends and we do not anticipate paying dividends in the foreseeable future; accordingly, our expected dividend rate is zero.

Following is a summary of key assumptions we used to value share options granted during the nine months ended September 30, 2006.

Expected term (years)	5.0
Expected volatility	30.0% - 38.0%
Weighted average expected volatility	37.1%
Risk-free interest rate	4.3% - 5.0%
Dividend yield	0%

Compensation expense for the three and nine month periods ended September 30, 2006 was adjusted for share options we estimate will be forfeited prior to vesting.  We use historical information to estimate employee termination and the resulting option forfeiture rate.

A summary of option activity during the three months ended September 30, 2006 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	4,809	$14.77
Granted	10	15.47
Exercised	(78)	12.45
Forfeited	(57)	18.00
Outstanding, end of period	4,684	14.77	7.29	$7,106

Options exercisable, end of period	3,272	13.62	6.75	$6,703

The aggregate intrinsic value was calculated using the difference between the September 30, 2006 market price and the grant price for only those awards that have a grant price that is less than the September 30, 2006 market price.  The weighted average grant-date fair value of share options granted during the three months ended September 30, 2006 and 2005 were $5.52 and $7.23, respectively.  No share options were granted during the three months ended September 30, 2005.  The total intrinsic value of share options exercised during the three months ended September 30, 2006 was $0.2 million.  During the three months ended September 30, 2006, we received cash for payment of the grant price of exercised share options of approximately $1.0 million and we anticipate we will realize a tax benefit related to these exercised share options of less than $0.1 million.  The cash received for payment of the grant price is included as a component of cash flow from financing activities on the condensed consolidated statement of cash flows.

During the three months ended September 30, 2006, we recognized share-based compensation expense, which is a non-cash charge, of approximately $0.6 million, of which $0.2 million is included under the caption “Direct costs of services” and $0.4 million is included under the caption “General and administrative” on the accompanying condensed consolidated statements of income.  During the three months ended September 30, 2006, we recognized a net tax benefit of approximately $0.2 million related to aggregate share-based compensation expense recognized during the same period.  As a result, income before income taxes was reduced by approximately $0.6 million, net income was reduced by approximately $0.4 million, net income per share — basic was reduced by approximately $0.02 per share, and net income per share — diluted was reduced by approximately $0.02 per share.

A summary of option activity during the nine months ended September 30, 2006 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	4,769	$14.49
Granted	237	18.53
Exercised	(221)	11.74
Forfeited	(101)	17.06
Outstanding, end of period	4,684	14.77	7.29	$7,106

Options exercisable, end of period	3,272	13.62	6.75	$6,703

The aggregate intrinsic value was calculated using the difference between the September 30, 2006 market price and the grant price for only those awards that have a grant price that is less than the September 30, 2006 market price.  The weighted average grant-date fair value of share options granted during the nine months ended September 30, 2006 and 2005 were $7.42 and $5.30, respectively.  The total intrinsic value of share options exercised during the nine months ended September 30, 2006 was $1.5 million.  During the nine months ended September 30, 2006, we received cash for payment of the grant price of exercised share options of approximately $2.6 million and we anticipate we will realize a tax benefit related to these exercised share options of approximately $0.5 million.  The cash received for payment of the grant price is included as a component of cash flow from financing activities.  The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flow from financing activities on the condensed consolidated statement of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.

During the nine months ended September 30, 2006, we recognized share-based compensation expense, which is a non-cash charge, of approximately $1.7 million, of which $0.4 million is included under the caption “Direct costs of services” and $1.3 million is included under the caption “General and administrative” on the accompanying condensed consolidated statements of income.  During the nine months ended September 30, 2006, we recognized a net tax benefit of approximately $0.6 million related to aggregate share-based compensation expense recognized during the same period.  As a result, income before income taxes was reduced by approximately $1.7 million, net income was reduced by approximately $1.1 million, net income per share — basic was reduced by approximately $0.06 per share, and net income per share — diluted was reduced by approximately $0.05 per share.  As of September 30, 2006, there was $7.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 2.2 years.

Prior to adoption of SFAS 123R, we accounted for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which required compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Share options awarded under our share option plans are granted with an exercise price equal to the fair market value on the date of the grant.  As a result, our condensed consolidated statements of income do not include expense related to share-based compensation for the three and nine month periods ended September 30, 2005.  Had the compensation cost been determined based on the fair value at the grant dates based on the guidance provided by Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, our net income and net income per share for the three month and nine month periods ended September 30, 2005 would have been adjusted to the following pro forma amounts (in thousands, except per share data):

		Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported		$495	$203
Add: stock-based employee compensation Included in reported net earnings, net of tax		—	—
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax		(216)	(5,482)
Net income (loss), pro forma		$279	$(5,279)

Net income (loss) per share — Basic	As reported	$0.03	$0.01
	Pro forma	$0.02	$(0.29)

Net income (loss) per share — Diluted	As reported	$0.03	$0.01
	Pro forma	$0.01	$(0.29)

Pro forma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of share options.  For the three and nine month period ended September 30, 2005, we did not assume conversion of the convertible notes as the effect was antidilutive.  For the three and nine month periods ended September 30, 2005, we did not assume exercise of share options as the effect was antidilutive.

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

The computations of basic and diluted net income per share are as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2006			2005
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic net income per share	$2,681	19,442	$0.14	$495	17,942	$0.03

Effect of dilutive securities:
Share options		612			919
Convertible debt	305	2,857		—	—

Diluted net income per share	$2,986	22,911	$0.13	$495	18,861	$0.03

For the three month periods ended September 30, 2006 and 2005, weighted-average outstanding share options totaling approximately 2.8 million and 0.1 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.  For the three months ended September 30, 2005, we did not assume conversion of the convertible notes as the effect was antidilutive.

	Nine Months Ended September 30,
	2006			2005
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic net income per share	$37,224	19,372	$1.92	$203	17,911	$0.01

Effect of dilutive securities:
Share options		836			491
Convertible debt	904	2,857		—	—

Diluted net income per share	$38,128	23,065	$1.65	$203	18,402	$0.01

For the nine month periods ended September 30, 2006 and 2005, weighted-average outstanding share options totaling approximately 1.6 million and 1.5 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.  For the nine months ended September 30, 2005, we did not assume conversion of the convertible notes as the effect was antidilutive.

NOTE 8:   OPERATING LEASES

We have non-cancelable operating leases for office space at various locations expiring at various times through 2015.  Each of the leases requires us to pay all executory costs (property taxes, maintenance and insurance).  Additionally, we have non-cancelable operating leases for office equipment and automobiles expiring through 2010.

Future minimum lease payments during each of the twelve months ending September 30 are as follows (in thousands):

2007	$5,356
2008	4,754
2009	4,319
2010	4,194
2011	3,771
Thereafter	12,868
Total minimum lease payments	$35,262

Rent expense related to operating leases was approximately $1.5 million and $0.7 million for the three month periods ended September 30, 2006 and 2005, respectively, and approximately $4.0 million and $2.1 million for the nine month periods ended September 30, 2006 and 2005, respectively.

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

Following is a summary of segment information (in thousands):

	Three Months Ended September 30, 2006
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue before reimbursed direct costs	$29,798	$4,591	$—	$34,389
Operating revenue from reimbursed direct costs	813	3,830	—	4,643
Total revenue	30,611	8,421	—	39,032

Costs and expenses:
Direct costs, general and administrative costs and depreciation and software and leasehold amortization	12,800	7,353	8,836	28,989
Amortization of identifiable intangible assets	2,542	485	—	3,027
Total operating expenses	15,342	7,838	8,836	32,016
Income from operations	$15,269	$583	$(8,836)	7,016
Interest expense, net				2,500
Income from operations before income taxes				4,516
Provision for income taxes				1,835

Net income				$2,681

Provision for depreciation and software and leasehold amortization	$4,380	$574	$706	$5,660

	Three Months Ended September 30, 2005
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue before reimbursed direct costs	$12,747	$7,373	$—	$20,120
Operating revenue from reimbursed direct costs	622	5,552	—	6,174
Total revenue	13,369	12,925	—	26,294

Costs and expenses:
Direct costs, general and administrative costs and depreciation and software and leasehold amortization	7,613	9,692	6,237	23,542
Amortization of identifiable intangible assets	1,069	373	—	1,442
Acquisition related	—	—	114	114
Total operating expenses	8,682	10,065	6,351	25,098
Income from operations	$4,687	$2,860	$(6,351)	1,196
Interest expense, net				1,595
Loss from operations before income taxes				(399)
Benefit for income taxes				(894)

Net income				$495

Provision for depreciation and software and leasehold amortization	$2,168	$464	$542	$3,174

	Nine Months Ended September 30, 2006
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue before reimbursed direct costs	$134,575	$26,495	$—	$161,070
Operating revenue from reimbursed direct costs	2,327	14,349	—	16,676
Total revenue	136,902	40,844	—	177,746

Costs and expenses:
Direct costs, general and administrative costs and depreciation and software and leasehold amortization	37,652	34,050	25,446	97,148
Amortization of identifiable intangible assets	7,185	1,487	—	8,672
Acquisition related	—	—	250	250
Total operating expenses	44,837	35,537	25,696	106,070
Income from operations	$92,065	$5,307	$(25,696)	71,676
Interest expense, net				9,104
Income from operations before income taxes				62,572
Provision for income taxes				25,348

Net income				$37,224

Provision for depreciation and software and leasehold amortization	$12,471	$1,755	$1,870	$16,096

	Nine Months Ended September 30, 2005
	Case	Document
	Management	Management	Unallocated	Consolidated
Revenue:
Operating revenue before reimbursed direct costs	$39,278	$19,895	$—	$59,173
Operating revenue from reimbursed direct costs	2,266	14,852	—	17,118
Total revenue	41,544	34,747	—	76,291

Costs and expenses:
Direct costs, general and administrative costs and depreciation and software and leasehold amortization	23,436	26,355	20,635	70,426
Amortization of identifiable intangible assets	3,280	1,212	—	4,492
Acquisition related	—	—	114	114
Total operating expenses	26,716	27,567	20,749	75,032
Income from operations	$14,828	$7,180	$(20,749)	1,259
Interest expense, net				4,203
Loss from operations before income taxes				(2,944)
Benefit for income taxes				(3,147)

Net income				$203

Provision for depreciation and software and leasehold amortization	$6,557	$1,553	$1,663	$9,773

NOTE 10:   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2005, management identified an accounting error in its historical consolidated financial statements related to the appropriate accounting treatment for certain complex aspects of revenue recognition, specifically the evaluation of vendor specific objective evidence (VSOE) of fair value for specified software upgrades provided within a bundled arrangement as required by Statement of Position 97-2, Software Revenue Recognition (SOP 97-2).  As a result, we have restated our financial statements for the three and nine months ended September 30, 2005.  In addition, we will restate, as soon as practicable, our previously issued financial statements as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, initially filed with the SEC on March 8, 2006, for the quarterly information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 initially filed with the SEC on March 8, 2006, for the three months ended March 31, 2006 and 2005, included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, initially filed with the SEC on May 9, 2006, and for the three and six months ended June 30, 2006 and 2005, included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, initially filed with the SEC on August 8, 2006.

As background, our Chapter 7 bankruptcy services end-user customers are professional bankruptcy trustees.  The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer systems.  As a result, we provide our Chapter 7 services to trustee customers at no direct charge, and our trustee customers maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution.  We have marketing arrangements with various banks under which we provide Chapter 7 trustee case management software and related services and the bank provides the Chapter 7 bankruptcy trustee with deposit-related banking services.  Under our primary depository financial arrangement, we primarily receive cash based on the aggregate amount of trustee deposits maintained at the bank and the number of Chapter 7 trustees with deposits placed with the bank, which we refer to collectively as volume-based fees.  These volume-based fees compensate us for the software license, hardware and postcontract customer support (PCS) services that we provide to the Chapter 7 trustees.

Prior to October 1, 2003, our primary financial institution engaged us to provide the trustees with software upgrades in the first and second quarter of each year.  These software upgrades were documented in arrangements that were separate from our volume-based fee arrangement.  Once the upgrade was delivered to the trustees and we had provided the bank with satisfactory evidence of the delivery, we would invoice the bank for the agreed upon amount and recognize revenue related to the software upgrade.

In October 2003, we entered into a three year arrangement (the 2003 Arrangement) with our primary financial institution.  As a part of the 2003 Arrangement, we continued to perform each of our first and second quarter specified software upgrades through the term of the arrangement (September 30, 2006), and the bank agreed to compensate us for these upgrades on terms similar to our historical terms when we delivered the upgrades on a standalone basis.  As a result, in our previously reported financial statements, we concluded that we had established VSOE for the software upgrades.  Accordingly, we recognized revenue for the software upgrades on delivery.  Revenue related to hardware and hardware maintenance was recognized as explained in Note 1 above.  As we did not have VSOE for the software license, we combined the software license with the remaining undelivered element, PCS, as a single unit of accounting.  Revenue related to PCS was entirely contingent on the placement of deposits by the trustee with the financial institution.  Accordingly, we recognized this contingent usage based revenue consistent with the guidance provided by American Institute of Certified Public Accountants’ Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee became fixed or determinable at the time actual usage occurred and collectibility was probable.  This occurred monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we had also satisfied the revenue recognition criteria contained in SAB Topic 13, since we had persuasive evidence that an arrangement existed, services had been rendered, the price was fixed and determinable, and collectibility was reasonably assured.

Subsequent to the issuance of the financial statements referenced above, we concluded that, although we historically sold software upgrades on a standalone basis, each specified software upgrade should be considered a separate product and, therefore, the price of prior software upgrades cannot be used to establish the price of future software upgrades.  As our primary financial institution was the only payee for software upgrades during the period of the 2003 Arrangement, we were unable to establish VSOE for the software upgrades.  Under SOP 97-2, if VSOE cannot be established for software upgrades, then consideration received under the 2003 Arrangement, except for consideration related to the provision of hardware and hardware maintenance, must be deferred until all software upgrades have been delivered.  Although we continued to invoice, and the bank continued to pay, our volume-based fees related to software licenses and post contract customer support as well as our semi-annual software upgrades, these amounts cannot be recognized as revenue when we provide the services.  Instead, these amounts are recorded as deferred revenue liability on our condensed consolidated balance sheet.  From inception of the arrangement through March 31, 2006, we recorded as deferred revenue $66.1 million of amounts invoiced under the 2003 Arrangement. On delivery of the final upgrade during the second quarter of 2006, the only remaining undelivered element was PCS services.  In accordance with SOP 97-2, on delivery of the final software upgrade we recognized revenue previously deferred on a proportionate basis over the three year term of the contract.  As the contract commenced October 1, 2003 and terminated September 30, 2006, we recognized approximately $60.1 million of net deferred revenue related to this arrangement during the second quarter of 2006 and we recognized $6.0 million of deferred revenue related to this arrangement during the third quarter of 2006.

With this restatement, we have also reclassified revenue related to software arrangements which include both product (software license and upgrades) with services (PCS) to a separate line item, “Case management bundled software license, software upgrade and post contract customer support services,” within the revenue section of our condensed consolidated statements of income.  We have also reclassified direct costs related to operating revenue from reimbursed direct costs to a separate line item, “Reimbursed direct costs,” within the costs and expenses section of our condensed consolidated statements of income.

Prior to our restatement, our aggregate deferred revenue was immaterial and was classified as a component of other accrued expenses. With our restatement, deferred revenue is material and is reflected as a separate line item on our condensed consolidated balance sheet.  Therefore, we have reclassified deferred revenue previously included as a component of other accrued expenses to the line item deferred revenue.

As a result of the deferral of a substantial portion of revenue related to the 2003 Arrangement, we were not in compliance with our senior and subordinated debt financial covenants.  As a result of recognition of the deferred revenue during the second and third quarters of 2006, we are in compliance with all financial covenants as of June 30 and September 30, 2006.  The deferral of revenue through March 31, 2006, and the recognition of the deferred revenue during the second and third quarter of 2006, were not anticipated by us or the banks at the time we established the current financial covenants in the credit facility.  We will request waivers, as deemed necessary, for the pre-existing events of noncompliance related to the financial restatement.  We have classified that debt as a current liability in the accompanying condensed consolidated balance sheets.

The restatement also affects taxable income, which resulted in a change to our provision for income taxes.  In addition, as a result of the deferral of revenue, which had been included in our taxable income, we have restated our deferred tax assets and liabilities.

A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

Condensed Consolidated Balance Sheet Effects

	December 31, 2005
	As Previously Reported	As Restated

Deferred income taxes	$1,978	$25,579
Total Current Assets	56,591	80,192
Total Assets	394,870	418,471

Other accrued expenses	3,872	3,322
Current maturities of long-term obligations	27,642	171,996
Deferred revenue	—	60,224
Total Current Liabilities	45,608	249,636
Long-term obligations (excluding current maturities)	145,906	1,552
Total Long-term Liabilities	172,721	28,367

Retained earnings	47,864	11,791
Total Stockholders’ Equity	176,541	140,468
Total Liabilities and
Stockholders’ Equity	394,870	418,471

Condensed Consolidated Statements of Income Effects

	For the Three Months Ended September 30, 2005
	As Previously Reported	As Restated

Case management services	$18,469	$12,197
Case management bundled software license, software upgrade and postcontract customer support services	—	550
Total Revenue	32,016	26,294
Direct costs of services	14,775	8,576
Reimbursed direct costs	—	6,199
Income from Operations	6,918	1,196
Income (Loss) from Operations Before Income Taxes	5,323	(399)
Provision (Benefit) for Income Taxes	2,236	(894)
Net Income	3,087	495

Net Income per Share — Basic	$0.17	$0.03
Net Income per Share — Diluted	$0.16	$0.03

Weighted Average Common
Shares Outstanding — Diluted	21,718	18,861

Condensed Consolidated Statements of Income Effects

	For the Nine Months Ended September 30, 2005
	As Previously Reported	As Restated

Case management	$58,100	$38,132
Case management bundled software license, software upgrade and postcontract customer support services	—	1,146
Total Revenue	95,113	76,291
Direct costs of services	42,074	24,778
Reimbursed direct costs	—	17,296
Income from Operations	20,081	1,259
Income (Loss) from Operations Before Income Taxes	15,878	(2,944)
Provision (Benefit) for Income Taxes	6,637	(3,147)
Net Income	9,241	203

Net Income per Share — Basic	$0.52	$0.01
Net Income per Share — Diluted	$0.48	$0.01

Weighted Average Common
Shares Outstanding — Diluted	21,259	18,402

Condensed Consolidated Statements of Cash Flow Effect

	For the Nine Months Ended September 30, 2005
	As Previously Reported	As Restated

Cash Flows from Operating Activities
Net income	$9,241	$203
Provision (benefit) for deferred income taxes	16	(7,428)
Accounts payable and other Liabilities	1,870	968
Deferred revenue	—	19,724
Income taxes, including tax benefit from exercise of stock options	275	(2,065)
Net Cash Provided by Operating Activities	13,737	13,737

ITEM 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Business Solutions

Epiq Systems, Inc. is a provider of technology-based solutions for the legal and fiduciary services industries. Our two operating segments, case management and document management, assist clients with the administration of complex legal proceedings, including electronic discovery, bankruptcy administration and class action administration. Our clients include leading law firms, corporations, bankruptcy trustees, and other professional advisors who require sophisticated case administration and document management capabilities, extensive subject matter expertise and a high service capacity.

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

The number of new bankruptcy filings each year may vary based on the level of consumer and business debt, the general economy, interest rate levels and other factors. We believe the level of consumer and business debt are important indicators of future bankruptcy filings. The most recent available Federal Reserve Flow of Funds Accounts of the United States, dated September 19, 2006, reported increases in both consumer and business debt outstanding as compared with the same period of the prior year. The increase in consumer debt was the result of a significant increase in home mortgage debt, partly offset by a slight decline in consumer credit debt.

The class action and mass tort marketplace is significant, with estimated annual tort claim costs in excess of $250 billion according to an update study issued in 2004 by Towers Perrin. Administrative costs, which include costs, other than defense costs, incurred by either the insurance company or self-insured entity in the administration of claims, comprise approximately 20% of this total.

We have acquired a number of businesses during the past several years. In January 2003, we acquired Bankruptcy Services, which expanded our offerings to include an integrated solution of a proprietary technology platform and professional services for Chapter 11 corporate restructurings. In January 2004, we acquired Poorman-Douglas and expanded our offerings to include class action, mass tort, and other similar legal proceedings. In October 2005, we acquired Hilsoft, enhancing our expert legal notification. In November 2005, we acquired nMatrix which expanded our service offerings to include electronic discovery and in August 2005 and May 2006, we acquired Novare and Epiq Advisory Services, respectively, to further expand our bankruptcy case management service offerings.

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

Revenue recognition.   We have agreements with clients pursuant to which we deliver various case management and document management services each month.

Significant sources of revenue include:

•                  Fees contingent upon the month-to-month delivery of case management services defined by client contracts, such as claims processing, claims reconciliation, professional services, call center support, and conversion of data into an organized, searchable electronic database. The amount we earn varies based primarily on the size and complexity of the engagement;

•                  Hosting fees based on the amount of data stored;

•                  Deposit-based fees from financial institutions, primarily based on a percentage of total liquidated assets placed on deposit at that financial institution by our bankruptcy trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support (PCS) services,

•                  Legal noticing services to parties of interest in bankruptcy and class action matters, including media campaign and advertising management in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement, and

•                  Reimbursement for costs incurred related to postage on mailing services.

Non-Software Arrangements

Case and document management services related to electronic discovery, corporate restructuring, and class action revenue, which are billed based on volume, are evaluated pursuant to Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables. For each of these contractual arrangements, we have identified the following deliverables and/or services:

•                  Electronic Discovery

•               Data processing

•               Hosting

•                  Corporate Restructuring

•               Consulting

•               Claims management

•               Printing and reproduction

•               Mailing and noticing

•               Document management

•                  Class Action

•               Consulting

•               Notice campaigns

•               Toll free customer support

•               Web site design/hosting

•               Claims administration

•               Distribution

Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables. We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such services. Lastly, our arrangements do not include general rights of return. Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting under EITF 00-21. We allocate revenue to the various units of accounting in our arrangements based on the fair value of each unit of accounting, which is generally consistent with the stated prices in our arrangements. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period in accordance with Staff Accounting Bulletin Topic 13, Revenue Recognition (SAB Topic 13). As the services are rendered, our fee becomes fixed and determinable, and collectibility is reasonably assured. Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

Software Arrangements

For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and PCS services, all at no charge to the trustee. The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement. The financial institution pays us a monthly fee contingent on the dollar level of average monthly deposits placed by the trustees with that financial institution.

For Chapter 7 related arrangements with financial institutions, we earn contingent monthly fees from the financial institution related to the software license, hardware lease, hardware maintenance, and PCS services. We account for the software license and PCS elements in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). Since we have not established vendor specific objective evidence (VSOE) of the fair value of the software license, we do not recognize any revenue on delivery of the software. The software element is deferred and included with the remaining undelivered element, which is PCS. This revenue, when recognized, is included as a component of case management services revenue. Revenue related to PCS is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution. Accordingly, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants’ Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element

Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable. This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2, since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers, and hardware maintenance. We retain ownership of all hardware provided and, based on guidance provided in EITF 01-8, Determining Whether an Arrangement Contains a Lease, we account for this hardware as a lease. As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease. Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease in accordance with SFAS 13, Accounting for Leases. Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals under EITF Issue No. 98-9, Accounting for Contingent Rent and SAB Topic 13, which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur. This occurs at the end of each period as we achieved our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured. This revenue, which is less than ten percent of our total revenue, is included as a component of case management services revenue.

Effective October 1, 2003, we entered into an arrangement with our primary depository financial institution under which we delivered two specified upgrades annually with the last specified upgrade occurring in the second quarter of 2006. This arrangement included specific pricing for each software upgrade and certain special projects in addition to the contingent deposit-based pricing related to the software license, hardware, hardware maintenance, and PCS to each trustee client. Therefore, the software upgrades and special projects are part of a bundled arrangement. Each software upgrade is considered a separate and discrete product and, as we do not sell each software upgrade on a standalone basis, we were unable to establish VSOE of the fair value of the software upgrades. As a result, the licensed software, software upgrade, special projects and PCS are a combined unit of accounting. Revenue for this combined unit of accounting, when recognized, is included as a component of case management services revenue. Since we did not have VSOE of the fair value of each separate upgrade, we deferred recognition of substantially all revenue under this arrangement until the final upgrade was delivered. On delivery of the final upgrade during the second quarter of 2006, the only remaining undelivered element was PCS services. In accordance with SOP 97-2, on delivery of the final software upgrade, we recognized revenue previously deferred on a proportionate basis over the three year term of the contract. As the contract commenced October 1, 2003 and terminated September 30, 2006, we recognized approximately $60.1 million of net deferred revenue during the second quarter of 2006 and we recognized approximately $6.0 million of deferred revenue related to this arrangement during the third quarter of 2006.

Reimbursements

Our case and document management businesses both have revenue related to the reimbursement of certain costs, primarily postage. Consistent with guidance provided by EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursed postage and other reimbursable direct costs are recorded gross as revenue from reimbursed direct costs and as reimbursed direct costs.

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

A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment, could adversely affect the fair value of one or more reporting units. The estimate of fair value is highly subjective and requires significant judgment. If we determine that the fair value of any reporting unit is less than the reporting unit’s carrying value, then we will recognize an impairment charge. If goodwill on our balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition. Our goodwill totaled $260.8 million as of September 30, 2006.

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

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets’ carrying value, net of amortization, was $46.8 million as of September 30, 2006.

Results of Operations for the Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

To enhance comparability to prior periods, throughout our management discussion and analysis we separately identify the operating results of the recently acquired entities, nMatrix, Hilsoft, Epiq Advisory Services (collectively, the recently acquired entities), which were not included in our operating results for the same period in the prior year.

Certain amounts related to our results for the three months ended September 30, 2005 have been restated (see Note 10 to the condensed consolidated financial statements). As applicable, all references below are to the restated amounts.

Consolidated Results

Revenue

Total revenue of $39.0 million for the three months ended September 30, 2006 represents an increase of $12.7 million, or approximately 48%, compared to $26.3 million of revenue during the same period in the prior year. A significant part of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services. We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying condensed consolidated statements of income. Although reimbursed operating revenue and expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue. Operating revenue exclusive of revenue from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, increased approximately $14.3 million, or approximately 71%, to $34.4 million for the three months ended September 30, 2006 compared to $20.1 million for the same period in the prior year. Exclusive of the results of recently acquired entities, operating revenue before reimbursed direct costs increased approximately $6.0 million, or approximately 30%, to approximately $26.1 million for the three months ended September 30, 2006 compared to approximately $20.1 million for the same period in the prior year primarily as a result of an approximate $9.2 million increase in case management revenue combined with a $3.2 million decrease in document management revenue. Operating revenue exclusive of revenue from reimbursed direct costs may fluctuate considerably from period to period based on clients’ business requirements. All revenue is directly related to a segment, and changes in revenue by segment are discussed below.

Costs and Expenses

Direct cost of services increased approximately $0.7 million, or approximately 8%, to $9.3 million for the three months ended September 30, 2006 compared with $8.6 million during the same period in the prior year. Exclusive of direct costs related to recently acquired entities, direct costs decreased approximately $1.2 million, or approximately 14%, to approximately $7.4 million for the three months ended September 30, 2006 compared with approximately $8.6 million for the same period in the prior year. This decrease is primarily attributable to a $0.9 million decrease in outside services as lower class action sales reduced the need for such services. Changes in segment costs are discussed, by segment, below.

Reimbursed direct costs decreased approximately $1.5 million, or approximately 24%, to $4.7 million for the three months ended September 30, 2006 compared with $6.2 million during the same period in the prior year. Exclusive of direct costs related to recently acquired entities, direct costs decreased approximately $1.7 million, or approximately 27%, to approximately $4.5 million for the three months ended September 30, 2006, compared with approximately $6.2 million for the same period in the prior year. This decrease is directly attributable to the decrease in operating revenue from reimbursed direct costs.

General and administrative costs increased approximately $5.4 million, or approximately 76%, to $12.4 million for the three months ended September 30, 2006 compared to $7.0 million for the same period in the prior year. Exclusive of general and administrative costs related to recently acquired entities, these costs increased $2.3 million, or approximately 32%, to approximately $9.3 million for the three months ended September 30, 2006 compared with approximately $7.0 million for the same period in the prior year. This increase is primarily attributable to an increase in administrative expenses to support the expansion of our business, including a $1.0 million increase in travel and promotional expense and a $0.8 million increase in professional fees. In addition, we also recognized share-based expense of $0.4 million resulting from adoption of SFAS 123R. Changes in segment costs are discussed, by segment, below.

Depreciation and software and leasehold amortization costs increased approximately $0.9 million, or approximately 52%, to $2.6 million for the three months ended September 30, 2006 compared with $1.7 million during the same period in the prior year. Exclusive of depreciation and software and leasehold amortization costs related to recently acquired entities, these costs increased $0.3 million to approximately $2.0 million for the three months ended September 30, 2006 compared with approximately $1.7 million for the same period in the prior year. Changes in segment costs are discussed, by segment, below.

Amortization of identifiable intangible assets, compared with the same period in the prior year, increased $1.6 million to $3.0 million for the three months ended September 30, 2006. All identifiable intangible assets are directly related to a segment, and changes in amortization of identifiable intangible assets by segment are discussed below.

We did not recognize any acquisition related expense during the three months ended September 30, 2006. During the three months ended September 30, 2005, we recognized acquisition related expense of $0.1 million resulting from incremental third party expenses incurred in connection with potential transactions that were not completed.

Interest Expense

We incurred interest expense of $2.5 million for the three months ended September 30, 2006 compared with interest expense of $1.6 million during the same period in the prior year. The increase in interest expense during the three months ended September 30, 2006 compared with the same period in the prior year resulted primarily from a $1.8 million increase in interest expense related to increased borrowings under our credit facility in support of the acquisition of our electronic discovery business in November 2005. Also contributing to the increase in interest expense was an increase of $0.3 million in loan fee amortization and accretion expense. These increases were partly offset by a $1.2 million decrease in interest expense related to the change in value of the embedded option related to the outstanding convertible debt.

Effective Tax Rate

Our effective tax rate to record the tax expense related to our net income was 40.6% for the three months ended September 30, 2006 compared with a 224% effective tax benefit rate to record the tax benefit related to our pre-tax loss for the three months ended September 30, 2005. The effective tax rate for the three months ended September 30, 2005 was unusually high as the estimated aggregate annual expenses not deductible for tax purposes were significant in relation to income. The 2006 tax rate is higher than the statutory federal rate of 35% primarily due to state taxes. We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

Net Income

During the three months ended September 30, 2006, we had net income of $2.7 million compared with net income of $0.5 million for the same period in the prior year. This change is attributable to a combination of factors. As a result of our 2003 Arrangement discussed above, during the three months ended September 30, 2006, we recognized $6.0 million of previously deferred revenue; during the same period in the prior year, we had deferred $5.7 million of revenue related to the 2003 Arrangement. This increase was partly offset by a decline in class action revenue as a result of fewer new client retentions, a $2.7 million increase in our tax expense, a $1.6 million increase in intangible amortization as a result of our recent acquisitions, a $0.9 million increase in interest expense primarily resulting from the increase in average borrowings outstanding under our credit facility as a result of our acquisition of our electronic discovery business in November 2005, and a $0.6 million increase in recognized share-based compensation expense as a result of the adoption of SFAS 123R.

Business Segments

The following management discussion and analysis is presented on a basis consistent with our segment disclosure contained in Note 9 of our Notes to Condensed Consolidated Financial Statements.

Case Management Segment

Case management operating revenue before reimbursed direct costs increased $17.1 million, or approximately 134%, to $29.8 million for the three months ended September 30, 2006 compared to $12.7 million during the same period in the prior year. During the three months ended September 30, 2006, operating revenue before reimbursed direct costs from recently acquired entities totaled $7.8 million. The remainder of the increase is primarily due to an increase in bankruptcy operating revenue. As a result of our 2003 Arrangement discussed above, during the three months ended September 30, 2006, we recognized $6.0 million of previously deferred revenue; during the same period in the prior year, we had deferred $5.7 million of revenue related to the 2003 Arrangement. This increase was partly offset by an approximate $2.3 million decrease in class action case management revenue.

Case management direct and administrative expenses, including depreciation and software and leasehold amortization, of $12.8 million increased $5.2 million, or approximately 68%, for the three months ended September 30, 2006 compared with $7.6 million during the same period in the prior year. During the three months ended September 30, 2006, direct and administrative expenses, including depreciation and software and leasehold amortization, from recently acquired entities totaled $5.2 million. Exclusive of these recently acquired businesses, our direct and administrative expenses, including depreciation and software and leasehold amortization, totaled approximately $7.6 million for both the three months ended September 30, 2006 and 2005.

Amortization of case management’s identifiable intangible assets increased to $2.5 million for the three months ended September 30, 2006 compared with $1.1 million for the same period in the prior year. This increase is primarily the result of amortization of additional identifiable intangible assets, resulting primarily from the acquisition in November 2005 of our electronic discovery business.

Document Management Segment

Document management operating revenue before reimbursed direct costs decreased $2.8 million, or approximately 38%, to $4.6 million for the three months ended September 30, 2006 compared to $7.4 million during the same period in the prior year. For the three months ended September 30, 2006, operating revenue before reimbursed direct costs from recently acquired entities totaled $0.4 million. Exclusive of this recently acquired business, operating revenue before reimbursed direct costs decreased $3.2 million. This decrease primarily relates to noticing activity resulting from fewer client retentions in our class action business. Additionally, even large notices are completed in a short time frame and, therefore, this revenue tends to be volatile. During the three months ended September 30, 2005 we had several large corporate restructuring and class action noticing activities, while during the three months ended September 30, 2006 our client’s did not have any large notice requirements. Document management revenues can fluctuate considerably from period to period based on clients’ business requirements.

Document management direct and administrative expenses, including depreciation and software and leasehold amortization, of $7.4 million decreased $2.3 million, or approximately 24%, for the three months ended September 30, 2006 compared with $9.7 million for the same period in the prior year. For the three months ended September 30, 2006, such expenses included $0.6 million of direct and administrative expenses, including depreciation and software and leasehold amortization, related to recently acquired entities. Exclusive of this recently acquired business, direct and administrative expenses, including depreciation and software and leasehold amortization, decreased $2.9 million, or 30%, primarily as a result of a decreases in reimbursable direct costs and outside services, both of which are primarily attributable to the decrease in operating revenue. Document management expenses can fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

Amortization of document management’s identifiable intangible assets increased to $0.5 million for the three months ended September 30, 2006 compared with $0.4 million for the same period in the prior year. This increase is primarily the result of amortization of other intangible assets, resulting from the acquisition of our legal notification business.

Results of Operations for the Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

To enhance comparability to prior periods, throughout our management discussion and analysis we separately identify the operating results of the recently acquired entities, nMatrix, Hilsoft, Epiq Advisory Services (collectively, the recently acquired entities), which were not included in our operating results for the same period in the prior year.

Certain amounts related to our results for the nine months ended September 30, 2005 have been restated (see Note 10 to the condensed consolidated financial statements). As applicable, all references below are to the restated amounts.

Consolidated Results

Revenue

Total revenue of $177.7 million for the nine months ended September 30, 2006 increased approximately 133% compared with $76.3 million of total revenue for the same period in the prior year. A significant part of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services. We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying condensed consolidated statements of income. Although reimbursed operating revenue and the related direct costs may fluctuate significantly from period to period, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue. Revenue exclusive of reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, increased approximately $101.9 million, or approximately 172%, to $161.1 million for the nine months ended September 30, 2006 compared to $59.2 million for the same period in the prior year. Exclusive of the results of recently acquired entities, operating revenue before reimbursed direct costs increased approximately $68.3 million, or approximately 115%, to approximately $127.5 million for the nine months ended September 30, 2006 compared to approximately $59.2 million for the same period in the prior year. This increase is primarily as a result of an approximate $71.1 million increase in case management revenue partly offset by a $2.8 million decrease in document management revenue. Operating revenue exclusive of revenue from reimbursed direct costs may fluctuate considerably from period to period based on clients’ business requirements. All revenue is directly related to a segment, and changes in revenue by segment are discussed below.

Costs and Expenses

Direct cost of services increased $11.6 million, or approximately 47%, to $36.4 million for the nine months ended September 30, 2006 compared with $24.8 million for the same period in the prior year. Exclusive of direct costs related to recently acquired entities, direct cost of services decreased $0.2 million, or approximately 1%, to $24.6 million for the nine months ended September 30, 2006 compared with $24.8 million for the same period in the prior year. This decrease is primarily attributable to a $0.9 million decrease in outside service costs, partly offset by a $0.4 million increase in share-based compensation expense resulting from adoption of SFAS 123R. Changes in segment costs are discussed, by segment, below.

Reimbursed direct costs decreased approximately $0.4 million, or approximately 3%, to $16.9 million for the nine months ended September 30, 2006 compared with $17.3 million during the same period in the prior year. Exclusive of direct costs related to recently acquired entities, direct costs decreased approximately $1.2 million, or approximately 7%, to approximately $16.1 million for the nine months ended September 30, 2006 compared with approximately $17.3 million for the same period in the prior year. This decrease is directly attributable to the decrease in operating revenue from reimbursed direct costs.

General and administrative costs increased approximately $13.4 million, or approximately 58%, to $36.5 million for the nine months ended September 30, 2006 compared with $23.1 million for the same period in the prior year. Exclusive of general and administrative costs related to recently acquired entities, these costs increased approximately $4.0 million, or approximately 17%, to $27.1 million for the nine months ended September 30, 2006 compared with $23.1 million for the same period in the prior year. This increase is primarily attributable to an increase in administrative expenses to support the expansion of our business, including a $1.8 million increase in travel and promotional expense related to the expansion of our business and a $1.9 million increase in compensation expense, primarily related to the recognition of share-based expense resulting from adoption of SFAS 123R. Changes in segment costs are discussed, by segment, below.

Depreciation and software and leasehold amortization costs increased approximately $2.1 million, or approximately 41%, to $7.4 million for the nine months ended September 30, 2006 compared with $5.3 million for the same period in the prior year. Exclusive of depreciation and software and leasehold amortization costs related to recently acquired entities, these costs increased approximately $0.4 million, or approximately 8%, to $5.7 million for the nine months ended September 30, 2006 compared with $5.3 million for the same period in the prior year. Changes in segment costs are discussed, by segment, below.

Amortization of identifiable intangible assets, compared with the same period in the prior year, increased $4.2 million to $8.7 million for the nine months ended September 30, 2006 compared with $4.5 million for the same period in the prior year. All identifiable intangible assets are directly related to a segment, and changes in amortization of identifiable intangible assets by segment are discussed below.

Acquisition related expenses were $0.3 million for the nine months ended September 30, 2006 compared with $0.1 million for the same period in the prior year. These expenses result from non-capitalized expenses incurred in connection with completed transactions and from incremental third party expenses incurred in connection with potential transactions which were not completed.

Interest Expense

We incurred interest expense of $9.2 million for the nine months ended September 30, 2006 compared with interest expense of $4.3 million for the same period in the prior year. This increase primarily is the result of a $5.4 million increase in interest expense related to our credit facility, primarily resulting from the increase in average borrowings outstanding under our credit facility as a result of our acquisition of our electronic discovery business in November 2005. Also contributing to the increase in interest expense was an increase of $0.5 million in loan fee amortization and accretion expense. These increases were partly offset by a $1.0 million decrease in interest expense related to the change in value of the embedded option related to the outstanding convertible debt.

Effective Tax Rate

Our effective tax rate to record the tax expense related to our net income was 40.5% for the nine months ended September 30, 2006 compared with a 107% effective tax benefit rate to record the tax benefit related to our pre-tax loss for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2005 was unusually high as the estimated aggregate annual expenses not deductible for tax purposes were significant in relation to income. The 2006 tax rate is higher than the statutory federal rate of 35% primarily due to state taxes. We have significant operations located in New York City that are subject to state and local tax rates which are higher than the tax rates assessed by other jurisdictions where we operate.

Net Income

Net income increased approximately $37.0 million to $37.2 million for the nine months ended September 30, 2006 compared with $0.2 million for the same period in the prior year. This change is attributable to a combination of factors. As a result of our 2003 Arrangement discussed above, during the nine months ended September 30, 2006, we recognized $59.7 million of previously deferred revenue; during the same period in the prior year, we had deferred $18.8 million of revenue related to the 2003 Arrangement. This increase was partly offset by a decline in class action revenue as a result of fewer new client retentions, a $28.5 million increase in our tax expense, a $4.9 million increase in interest expense primarily resulting from the increase in average borrowings outstanding under our credit facility as a result of our acquisition of our electronic discovery business in November 2005, a $4.2 million increase in intangible amortization as a result of our recent acquisitions, and a $1.7 million increase in recognized share-based compensation expense as a result of the adoption of SFAS 123R.

Business Segments

The following management discussion and analysis is presented on a basis consistent with our segment disclosure contained in Note 9 of our Notes to Condensed Consolidated Financial Statements.

Case Management Revenue

Case management operating revenue before reimbursed direct costs increased $95.3 million, or approximately 243%, to $134.6 million for the nine months ended September 30, 2006 compared to $39.3 million for the same period in the prior year. During the nine months ended September 30, 2006, operating revenue before reimbursed direct costs from recently acquired entities totaled $24.3 million. Exclusive of the recently acquired entities revenues, operating revenue before reimbursed direct costs increased by $71.1 million compared to the same period in the prior year. This increase is primarily due to an increase in bankruptcy operating revenue. As a result of our 2003 Arrangement discussed above, during the nine months ended September 30, 2006, we recognized $59.7 million of previously deferred revenue; during the same period in the prior year, we had deferred $18.8 million of revenue related to the 2003 Arrangement. This increase was partly offset by an approximate $9.0 million decrease in class action case management revenue.

Case management direct and administrative expenses, including depreciation and software and leasehold amortization, increased approximately 61% to $37.7 million for the nine months ended September 30, 2006 compared with $23.4 million for the same period in the prior year. During the nine months ended September 30, 2006, direct and administrative expenses, including depreciation and software and leasehold amortization, from recently acquired entities totaled $14.7 million. Exclusive of these recently acquired entities expenses, our direct and administrative expenses, including depreciation and software leasehold amortization, decreased by approximately $0.4 million. This decrease in direct and administrative expenses, including depreciation and software and leasehold amortization, is primarily attributable to a $0.9 million decrease in class action outside services expenses.

Amortization of case management’s identifiable intangible assets increased to $7.2 million for the nine months ended September 30, 2006 compared with $3.3 million for the same period in the prior year. This increase is primarily the result of amortization of additional other intangible assets, resulting primarily from the acquisition of our electronic discovery business.

Document Management Segment

Document management operating revenue before reimbursed direct costs increased $6.6 million, or approximately 33%, to $26.5 million for the nine months ended September 30, 2006 compared to $19.9 million for the same period in the prior year. For the nine months ended September 30, 2006, operating revenue before reimbursed direct costs from recently acquired entities totaled $9.4 million. Exclusive of these recently acquired entities revenues, operating revenue before reimbursed direct costs decreased $2.8 million. This decrease is primarily attributable to fewer client retentions in our class action business. Document management revenue can fluctuate from period to period based on clients’ business requirements.

Document management direct and administrative expenses, including depreciation and software and leasehold amortization, of $34.1 million increased $7.7 million, or approximately 29%, for the nine months ended September 30, 2006 compared to $26.4 million for the same period in the prior year. This increase is primarily attributable to the inclusion of $9.0 million of direct and administrative expenses, including depreciation and software and leasehold amortization, related to recently acquired entities. Exclusive of these recently acquired entities expenses, direct and administrative expenses, including depreciation and software and leasehold amortization, decreased $1.3 million primarily from decreases in reimbursable direct costs and outside services. Outside service costs will vary depending on the nature and complexity of services provided. Document management expenses will fluctuate from period to period based on document management business requirements delivered during each period.

Amortization of document management’s identifiable intangible assets increased to $1.5 million, for the nine months ended September 30, 2006 compared to $1.2 million for the same period in the prior year. This increase is primarily the result of amortization of additional other intangible assets, resulting from the acquisition of our acquired legal notification business.

Liquidity and Capital Resources

Operating Activities

During the nine months ended September 30, 2006, the primary source of cash from operating activities was net income of $37.2 million, adjusted for $40.8 million of non-cash charges and credits, primarily depreciation and amortization. Changes in net operating assets, primarily as a result of a decrease in deferred revenue, partly offset by decreases in trade accounts receivable and income taxes refundable, resulted in a $54.4 million use of cash. Deferred revenue decreased by approximately $59.4 million, primarily as a result of recognition of previously deferred amounts on delivery in the second quarter 2006 of our final software upgrade under our 2003 Arrangement. Trade accounts receivable, which will fluctuate from period to period depending on the timing of collections, decreased primarily as a result of increased collections related to our electronic discovery business. Income taxes refundable decreased primarily as a result of the receipt of refunds due to us. As a result, our operating activities generated net cash of $23.6 million for the nine months ended September 30, 2006.

Investing Activities

During the nine months ended September 30, 2006, we used cash of approximately $5.2 million to purchase property and equipment. Our property and equipment purchases consisted primarily of computer related hardware to support our electronic discovery and bankruptcy businesses. Enhancements to our existing software and development of new software is essential to our continued growth and we used cash of approximately $3.3 million to fund internal costs related to development of software for which technological feasibility has been established. We also used approximately $3.6 million of cash to partly fund an acquisition. We believe that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending over the next year.

Financing Activities

During the nine months ended September 30, 2006, we paid approximately $10.0 million as a principal reduction on our senior term loan, $1.7 million as a principal reduction on deferred acquisition debt, and $0.9 million due on capital leases, and we repaid, net of borrowings, $14.0 million of our senior revolving loan. This financing use of cash was partly offset by $2.6 million of net proceeds from stock issued in connection with the exercise of employee share options. As a result of adoption of SFAS 123R, we also classify a portion of the tax benefit, referred to as excess tax benefit, that we realize on exercise of employee share options as a financing cash flow. The effect of this accounting change was to recognize $0.2 million of excess tax benefit as a financing cash flow rather than as an operating cash flow.

As of September 30, 2006, our borrowings consisted of $51.0 million from the contingent convertible subordinated notes (including the fair value of the embedded option), $15.0 million under our senior term loan, $82.0 million under our senior revolving loan, and approximately $12.1 million of obligations related to capitalized leases and deferred acquisition price. Our convertible debt of $50.0 million matures on June 15, 2007. The convertible notes will require the use of cash at their scheduled maturity in June 2007 if the note holders do not extend the maturity of the notes, at their option, and do not convert the notes into shares of our common stock. If the maturity of the notes is extended or if they are converted into shares of our common stock prior to the scheduled maturity of those notes, then there will be no cash requirements associated with those convertible notes, other than the regular payment of interest on the outstanding notes. We anticipate continuing to pay interest on the notes from cash flow from operations, and we anticipate paying the principal of any maturing notes from the sources discussed below.

As of September 30, 2006, significant financial covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.50 to 1.00, a senior leverage ratio not to exceed 2.50 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00. As of September 30, 2006, we were in compliance with all covenants in our credit facility, including all financial covenants. However, as a result of the restatement that resulted in the deferral of a substantial portion of revenue related to the 2003 Arrangement as described in Note 10, we were not in compliance with these financial covenants through March 31, 2006. The deferral of revenue through March 31, 2006, and the recognition of the deferred revenue during the second and third quarter of 2006, were not anticipated by us or the banks at the time we established the current financial covenants in the credit facility. We will request waivers, as deemed necessary, for the pre-existing events of noncompliance related to the financial restatement. We have classified this debt as a current liability in the accompanying condensed consolidated balance sheets.

We may pursue acquisitions in the future. Covenants contained in our credit facility and in our convertible notes may limit our ability to consummate an acquisition. Pursuant to the terms of our credit facility, we generally cannot incur indebtedness outside the credit facility with the exception of capital leases and additional subordinated debt, with a limit of $100.0 million of aggregate subordinated debt. Furthermore, for any acquisition we must be able to demonstrate that, on a pro forma basis, we would be in compliance with our covenants during the four quarters prior to the acquisition and we must obtain bank permission for any acquisition for which cash consideration exceeds $65.0 million or total consideration exceeds $125.0 million.

We believe that the funds generated from operations plus our existing cash resources and amounts available under our senior revolving loan facility will be sufficient over the next 12 months to finance currently anticipated working capital requirements, software expenditures, property and equipment expenditures, common share price protection payments, if any, related to common shares issued in conjunction with the acquisition of our electronic discovery business, principal payments due under the credit facility, deferred acquisition price agreements and capital leases, interest payments due on our outstanding borrowings, and payments for other contractual obligations. As noted above, if the holders of our outstanding convertible notes do not either (i) extend the maturity of those notes, at the option of the note holders, or (ii) convert the notes into shares of our common stock in accordance with the terms of the notes, those notes, in the outstanding principal amount of $50 million, will mature on June 15, 2007. If those notes mature at that time, our cash flow from operations from the date of this report through that maturity date is not anticipated to be sufficient to pay those notes (after the uses of anticipated cash flow from operations to meet our other normal uses of cash described above).

Based on our current covenant calculations, as of September 30, 2006, we would have the ability to borrow all of our revolving loan capacity, including the increase in capacity from the current $100.0 million to $175.0 million. However, this borrowing capacity is substantially the result of the recognition of $66.1 million of deferred revenue from the restatement during the second and third quarters of 2006; deferral of that revenue in the past and recognition of the deferred revenue in 2006 was not anticipated by us or the banks at the time we established the current financial covenants contained in the credit facility. We anticipate working with the lending banks to modify these covenants to exclude the significant effect of the recognition of this deferred revenue. We could increase liquidity by increasing our current senior revolving loan from $100.0 million to $175.0 million, subject to compliance with certain covenants under the amended credit facility, by restructuring our credit facility, through the disposition of non-strategic assets, or through the issuance of debt or equity securities.

Off-balance Sheet Arrangements

As a part of the purchase price consideration to acquire nMatrix, we issued 1.2 million shares of our common stock to the seller. As explained in Note 4 to the condensed consolidated financial statements, under certain circumstances we may be required to pay the difference between $20.35 per share and the price at which the seller sells the shares. Payments, if any, made under this arrangement will result in cash outflows. Based on our September 30, 2006 closing price of $14.71 per share, as of September 30, 2006, the guarantee amount was approximately $6.9 million. As discussed under the caption “Liquidity and Capital Resources — Financing Activities” above, we believe cash generated from operations plus amounts available under our senior revolving loan facility will provide adequate liquidity to make any required payments under this arrangement. The shares subject to this arrangement are currently unregistered; however, we anticipate these shares will be registered and available for sale in the future.

Contractual Obligations

The following table sets forth a summary of our contractual obligations and commitments, excluding periodic interest payments, for each twelve month period ending September 30 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Long-term debt and future accretion (1) (3)	$159,513	$152,920	$4,593	$2,000	$—
Employment agreements (2)	9,216	3,397	4,206	1,613	—
Capital lease obligations	31	31	—	—	—
Operating leases	35,262	5,356	9,073	7,965	12,868
Total	$204,022	$161,704	$17,872	$11,578	$12,868

(1)         A portion of the purchase price of certain acquisitions were in the form of notes on which the interest rate was below our incremental borrowing rate, and which were discounted using our estimated incremental borrowing rate.  The discounts are accreted over the life of the note and each period’s accretion is added to the principal of the respective note.  The amount in the above contractual obligations table includes both the notes’ principal, as reflected on our September 30, 2006 condensed consolidated balance sheet, and all future accretion.  If certain financial objectives are satisfied, we will make additional payments over the next five years related to our acquisition of Hilsoft and Epiq Advisory Services.  Such payments, if any, are not included in the above contractual obligation table.  To date, no such payments have been made or accrued.  Convertible debt is included at the stated value of the principal redemption and excludes adjustments related to the embedded option, which will not be paid in cash.  Any conversion to our common stock of part or all of the convertible debt will reduce our cash obligation related to the convertible debt.

(2)       In conjunction with acquisitions, we have entered into employment agreements with certain key employees of the acquired companies.

(3)       As a result of our restatement (see Note 10 to the condensed consolidated financial statements), we were not in compliance with the financial covenants contained in our primary debt instruments as of or prior to March 31, 2005.  Although we are in compliance with our financial covenants as of September 30, 2006, we have not yet requested a waiver of our prior event of noncompliance and, accordingly, we have classified the related debt as a current liability.  The deferral of revenue through March 31, 2006, and the recognition of the deferred revenue during the second and third quarter of 2006, were not anticipated by us or the banks at the time we established the current financial covenants in the credit facility.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 applies to tax positions accounted for under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.  A tax position includes a current or future reduction in taxable income reported or expected to be reported on a tax return, the decision not to report a transaction in a tax return, and an assertion that a company is not subject to taxation.  FIN 48 requires that a tax position be recognized only if it is more-likely-than-not to be sustained based solely on its technical merits as of the reporting date.  A recognized tax benefit is measured based on the largest benefit that is more than 50 percent likely to be realized.  FIN 48 is effective for an entity’s first fiscal year that begins after December 15, 2006.  At adoption, any necessary adjustment to our financial statements will be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle.  At this time, we are unable to predict the impact, if any, that adoption of FIN 48 will have on our consolidated financial statements.

In June 2006, the EITF reached a consensus regarding EITF 05-1, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option.  EITF 05-1 pertains only to debt instruments that become convertible at the time the issuer calls the debt, but are not convertible before the call is exercised.  Conversions of these instruments triggered by the call option would be accounted for as debt conversions and recognized as debt extinguishments if the debt instrument did not contain a substantive conversion feature at issuance.  EITF 05-1 will be effective for conversions that occur as a result of the issuer’s exercise of a call option in the interim or annual period beginning after September 28, 2006. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective” and “potential.”  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements.  Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  These factors include (1) the resolution of the accounting matter that we have presented to the SEC Office of the Chief Accountant and risks associated with the market reaction to the restatement of our financial statements as a result, (2) potential events of non-compliance under our senior credit agreement and convertible notes agreement as a result of the restatement of our financial statements and other risks associated with our indebtedness, (3) the expenses associated with the resolution of this technical accounting matter, including anticipated future expenses associated with the restatement, waivers or amendments under our debt agreements and related regulatory-related accounting and legal expenses, (4) risks associated with the application of complex accounting rules to unique transactions, including the risk that good faith application of those rules and audits of those results may be later reversed by new interpretations of those rules or new views regarding the application of those rules, (5) any material changes in our total number of client engagements and the volume associated with each engagement, including the results for 2006 to date in our class action client engagements, (6) any material changes in our Chapter 7 deposit portfolio, the services required or selected by our electronic discovery, Chapter 11, Chapter 13, class action or mass tort engagements, or the number of cases processed by our Chapter 13 bankruptcy trustee clients, (7) material changes in the number of bankruptcy filings, class action filings or mass tort actions each year, (8) our reliance on our marketing and pricing arrangements with Bank of America and other depository banks (9) risks associated with the integration of acquisitions, particularly nMatrix, into our existing business operations, and (10) other risks detailed from time to time in our SEC filings, including our annual report on Form 10-K.  In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements.  We undertake no obligations to update any forward-looking statements contained herein to reflect future events or developments.

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

ITEM 4.          Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was carried out by the Epiq Systems, Inc.’s (the Company’s) Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic filings with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During fiscal year 2006, management identified an accounting error in its consolidated financial statements related to determination of the appropriate accounting treatment for certain complex aspects of revenue recognition, specifically the evaluation of vendor specific objective evidence of fair value for specified software upgrades provided within a bundled arrangement as required by Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition.  On November 14, 2006, our audit committee determined that our previously issued financial statements for the fiscal years ended December 31, 2005, 2004 and 2003, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for the quarterly information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and for the quarterly information included in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, should be restated.  The restatement is further discussed in Note 10 to the accompanying condensed consolidated financial statements.  Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements, provides that a restatement of previously issued financial statements is a strong indicator of the existence of a material weakness in the design or operation of internal control over financial reporting.  Management of the Company, under the direction of its CEO and CFO, has reevaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006.  Based upon this evaluation, management has concluded that the control deficiency surrounding management’s oversight of the determination of the appropriate accounting treatment for certain complex aspects of revenue recognition, specifically the evaluation of vendor specific objective evidence of fair value for specified software upgrades provided within a bundled arrangement as required by SOP 97-2 represented a material weakness in internal control over financial reporting.  The Company’s management, including its CEO and CFO, concluded that its disclosure controls and procedures were not effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

After identifying the material weakness subsequent to the original issuance of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management has initiated changes to remediate the material weakness described above.  The initiated remedial measures related to the identified material weakness in internal control over financial reporting will require, within our internal control framework, that we establish appropriate controls related to contracts or other arrangements that are within the scope of SOP 97-2 to provide a written analysis of the appropriate accounting for these contracts or other arrangement and to review our conclusions with qualified internal accounting personnel or third party accounting experts.  In addition, we will provide our accounting staff with additional training related to generally accepted accounting principles and financial statement reporting matters.  We intend to complete this remediation process by December 31, 2006.

PART II - OTHER INFORMATION

ITEM 1A.       Risk Factors.

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, as updated by the risk factors disclosed under the heading “Risk Factors” in Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2006.

Item 3.    Defaults Upon Senior Securities.

Both our credit facility and subordinated debt contain financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements (EBITDA) and total debt.  In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As a result of the restatement, which resulted in the deferral of a substantial portion of revenue related to the 2003 Arrangement as described in Note 10 to the financial statements forming a part of this report, we were not in compliance with these financial covenants through March 31, 2006.  As a result of recognition of the deferred revenue during the second and third quarters of 2006, we are in compliance with all financial covenants as of June 30 and September 30, 2006.  The deferral of revenue through March 31, 2006, and the recognition of the deferred revenue during the second and third quarter of 2006, were not anticipated by us or the banks at the time we established the current financial covenants in the credit facility.  We will request waivers, as deemed necessary, for the pre-existing events of noncompliance related to the financial restatement. We have classified this senior credit facility debt as a current liability in the condensed consolidated balance sheets included in this report.

We have never been in default in the payment of principal, interest or other installments under this credit facility, either before or after the restatement discussed in this report.  We have discussed the restatement of our financial statements with representatives of the senior lenders and anticipate obtaining any required waivers relating to the pre-existing events of noncompliance as a result of the restatements.

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

Epiq Systems, Inc.

Date: November 14, 2006	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date: November 14, 2006	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2006	/s/ Douglas W. Fleming
Douglas W. Fleming
Director of Finance
(Principal Accounting Officer)