Form 10-K/A
period 2005-12-31
EPIQ SYSTEMS INC
filed 2007-02-08
CIK 1027207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

EPIQ SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K/A
TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	50

Explanatory Note

Epiq Systems, Inc. is filing this Amendment No. 1 to our Annual Report on Form 10-K (Form 10-K/A) to restate our previously issued financial statements as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, included in our Annual Report on Form 10-K for the year ended December 31, 2005, initially filed with the SEC on March 8, 2006 and to restate the quarterly financial information included in that Annual Report on Form 10-K for the fiscal year ended December 31, 2005 initially filed with the SEC on March 8, 2006, as discussed in note 17 of the accompanying notes to the consolidated financial statements.

During fiscal year 2006, and subsequent to the original issuance of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management identified an accounting error in its consolidated financial statements related to determination of the appropriate accounting treatment for certain complex aspects of revenue recognition, specifically the evaluation of vendor specific objective evidence of fair value for specified software upgrades provided within a bundled arrangement as required by Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition.  On November 14, 2006, our audit committee, in consultation with management, determined that our previously issued financial statements for the fiscal years ended December 31, 2005, 2004 and 2003, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for the quarters ended March 31, 2006 and 2005, included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and for the quarters ended June 30, 2006 and 2005, included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, should be restated.  The restatement is further discussed in note 17 of the accompanying consolidated financial statements.

This Form 10-K/A amends and restates Items 1, 1A, 2 and 5 of Part I, Items 6, 7, 8 and 9A of Part II, and Item 15 of Part IV of the original filing to reflect the effects of this restatement and to incorporate additional comments as a result of our receipt of comment letters from the SEC’s Division of Corporation Finance.  The remaining Items contained within this Form 10-K/A consist of all other Items originally contained in Form 10-K for the fiscal year ended December 31, 2005.  These remaining Items are not amended by this filing.  Except for the forgoing amended information, this Form 10-K/A continues to describe conditions as of the date of the original filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.  In addition, pursuant to the rules of the SEC, Exhibits 31.1, 31.2, 32.1, and 32.2 of the original filing have been amended to contain currently dated certification from our Chief Executive Officer and Chief Financial Officer.  The updated certifications are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1, and 32.2.

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

PART I

ITEM 1.                    BUSINESS

General

Epiq Systems, Inc. (Epiq) is a provider of technology-based solutions for the legal and fiduciary services industries.  Our products and services assist clients with the administration of complex legal proceedings, including electronic discovery, bankruptcy administration and class action administration.  Our clients include leading law firms, corporate legal departments, bankruptcy trustees, and other professional advisors who require sophisticated case administration and document management capabilities, extensive subject matter expertise and a high service capacity.  We provide clients with an integrated offering of both proprietary technology and value-added services that comprehensively address their extensive business requirements.

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

Our case and document management segments provide our clients with a broad range of technology and service offerings to meet the unique needs and requirements of each matter.  For example, a particular class action matter may require professional services, call center support and claims processing from our case management segment and a uniquely developed media campaign to provide notice to a class of unknown claimants and document custody services from our document management segment, while another class action matter may only require claims processing services from our case management segment and a simple class mailing notification to a class of known claimants from our document management segment.  Not all cases have the same business requirements, and our expanded technology and service offerings allow clients to procure services from our broad range of case management and document management solutions.

Our case management and document management technology and service offerings provide solutions primarily for the bankruptcy, class action and mass tort and electronic discovery markets. These technology and service offerings can cross the various markets and customers we serve.  For example, our legal notification expert may develop a document management notice program for either a bankruptcy matter or a class action matter.  Our various proprietary technology solutions are used individually or in a unique combination for electronic discovery, class action, or bankruptcy matters.  We provide a unique set of case management and document management capabilities for each particular matter.

We view each segment as providing a distinct group of services and solutions to our customers.  Both groups of services and solutions are critical to our business as many of our customers will require both case management and document management solutions.  By having both groups of services, we are able to provide the customer with an end-to-end solution.  Our customers typically have a large amount of discrete information to organize and process.  Case management provides a set of services to facilitate the “back-office” administration of cases for the bankruptcy, class action and electronic discovery markets.  Document management consists primarily of notification for bankruptcy and class action customers.  Our expertise enables us to provide this notification on a timely basis.

Electronic Discovery

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

•                  An integrated solution of a proprietary technology platform and related professional services that facilitates case administration of bankruptcy, class action, commercial litigation, financial transaction, government settlements, and mass tort client engagements.

•                  Professional and support services, including case management, claims processing, specialty bankruptcy consulting, claims administration, project management, and customized programming and technology services.

•                  Data hosting fees, volume-based fees, and professional services fees related to the management of large volumes of electronic data in support of a legal proceeding.

•                  Proprietary electronic discovery software that sorts, cleanses, organizes and performs searches on large databases in support of a legal proceeding.

•                  Software installed in bankruptcy trustee offices and provided over the internet that facilitates the administration of Chapter 7 and Chapter 13 bankruptcy cases.

•                  Database conversions, maintenance and processing, such as creditor and class action claims, and conversion of that data into an organized, searchable, electronic database that we maintain on our servers and use, with our customer, to manage the particular case.

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

•                  Media campaign and advertising management in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement.

•                Document custody services in which we maintain custody of key case documents and store those documents for our customer.

Customers

Our clients for both case management and document management segments include law firms, corporate legal departments, bankruptcy trustees and other professional advisors.  Frequently, law firms act as referral sources for our products and services, which are ultimately consumed and paid for by a corporate client involved in a bankruptcy proceeding, class action settlement or other complex litigation.  While a corporate client may sometimes be involved in only a single engagement with us, our relationship with the law firm is longer and normally spans multiple client engagements.  Accordingly, we rely extensively on our network of law firm relationships and expend considerable resources to develop and extend those relationships.

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

The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses.  As a result, we provide our Chapter 7 products and services to trustee customers at no direct charge, and our trustee customers agree to maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution.  We have marketing arrangements with various banks under which we provide Chapter 7 trustee case management software and related services and the bank provides the Chapter 7 bankruptcy trustee with deposit-related banking services.  Under these Chapter 7 deposit relationships, we receive revenues based on factors such as the aggregate amount of trustee deposits maintained at the bank, the number of customers using our product, software upgrades, and ancillary professional services.  Prior to April 1, 2004, we had an exclusive marketing arrangement with Bank of America for Chapter 7 trustee products and services.  Effective April 1, 2004, this relationship became a non-exclusive marketing arrangement.  During February 2006, the parties agreed to extend the arrangement indefinitely.  Either party may, with appropriate notice, wind down the arrangement over a period, including the notice period, of three years.  Since April 1, 2004, we have established new deposit relationships with additional financial institutions.  During the year ended December 31, 2005, a substantial majority of our Chapter 7 trustee clients’ deposits were maintained at Bank of America.

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

These bankruptcy deposit-based fees are the largest component of our Chapter 7 revenues.

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

Chapter 7 revenues from Bank of America comprised 3%, 3% and 44% of our total revenue recognized for the years ended December 31, 2005, 2004, and 2003, respectively.  As of December 31, 2005, 2004, and 2003, we had recorded on our consolidated balance sheets $59.7 million,  $35.2 million,  and $8.2 million, respectively, of deferred revenue related to Bank of America.

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

If the bankruptcy court reduces or eliminates our fees in major corporate restructuringcases, our results of operations could be impaired.

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

As a result of the imminent expiration of either the limited price protection, the shareholder may choose to sell all or substantially all the shares of our common stock then held by that shareholder subject to these agreements.  Those sales could adversely affect the market price of our common stock at that time.

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

Our future success will depend in significant part upon the continued service of our senior management and certain of our key technical personnel and our continuing ability to attract, assimilate and retain highly qualified technical, managerial, and sales and marketing personnel.  We do not have employment agreements with our Chief Executive Officer, President, or Chief Financial Officer.  We do have employment agreements with our Chief Executive Officer — Poorman-Douglas Corporation, our President — Bankruptcy Services LLC., and key executives of nMatrix.  We maintain key-man life insurance policies on our Chief Executive Officer and our President.  The loss of the services of any of these executives or other key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse impact on our results of operations.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                    PROPERTIES

Our corporate headquarters are located in a 49,000-square-foot facility in Kansas City, Kansas.  This owned property serves as collateral under our credit facility.  We also have significant corporate offices in New York City and in metropolitan Portland, Oregon, and maintain smaller offices in Chicago, Miami, Washington, D.C., Los Angeles, Philadelphia and London.

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

Dividends

At this time, we intend to retain our earnings to reduce our debt and for use in the operation and expansion of our business.  Accordingly, we do not expect to declare or pay any cash dividends in the foreseeable future.  Under the terms of our subordinated convertible debt agreement, we are restricted from payment of dividends while the subordinated convertible debt is outstanding.  Thereafter, the payment of dividends is within the discretion of our board of directors and will depend upon various factors, including future earnings, capital requirements, financial condition, the terms of our credit agreement, the terms of our convertible notes, and other factors deemed relevant by the board of directors.  Various financial covenants in our credit agreement and our outstanding convertible notes may have the effect of limiting the ability of our board of directors to declare and pay cash dividends on our common stock.  There is no restriction on the ability of our subsidiaries to transfer funds to Epiq in the form of cash dividends, loans or advances.

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

The 1.2 million shares issued in the nMatrix acquisition were issued to the sole owner of nMatrix (Seller), which also received approximately $100 million in cash in that transaction.  The stock purchase agreement included customary representations by Seller that, among other things, Seller is an “accredited investor” and is capable of evaluating the merits and risks of acquiring the shares, that Seller has received and reviewed certain material from the company, including our periodic reports under the Exchange Act, that Seller was acquiring the share consideration for investment and not with a view toward, or for sale in connection with, any distribution thereof, or with any present intention of distributing or selling the share consideration, other than pursuant to a valid registration statement.  In addition, Seller acknowledged in the stock purchase agreement that the shares had not been registered under the Securities Act or the securities or “blue sky” laws of any state, and agreed that the shares would not be sold, transferred, offered for sale, pledged, hypothecated or otherwise disposed of without registration under the Securities Act, except pursuant to registration of the reoffer and resale of the share consideration pursuant to the Securities Act, or pursuant to an exemption from registration available under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.                    SELECTED FINANCIAL DATA

The following table presents selected historical financial data for the years ended December 31, 2005, 2004, 2003, 2002, and 2001.  The selected financial data gives effect to the restatement discussed in note 17 to the consolidated financial statements.

	(In Thousands, Except Per Share Data)
	Years Ended December 31,
	2005	2004	2003	2002	2001
	(As Restated)	(As Restated)	(As Restated)

INCOME STATEMENT DATA:
Revenues from continuing operations	$106,330	$98,368	$59,780	$36,256	$28,149
Income (loss) from continuing operations	(3,842)	(7,290)	9,595	9,766	6,253
Income (loss) from discontinued operations	—	667	(5,818)	(1,533)	(1,311)
Net income (loss)	(3,842)	(6,623)	3,777	8,233	4,942
Income (loss) per share — Diluted
from continuing operations	$(0.21)	$(0.41)	$0.53	$0.64	$0.44
from discontinued operations	$—	$0.04	$(0.32)	$(0.10)	$(0.09)
Net income (loss) per share — Diluted	$(0.21)	$(0.37)	$0.21	$0.54	$0.35

BALANCE SHEET DATA:
Working capital related to continuing operations	$(25,090)	$22,979	$39,023	$63,503	$27,286
Total assets	418,471	244,317	143,186	108,037	70,648
Long-term debt	145,906	74,499	3,066	289	594
Stockholders’ equity	140,468	118,550	124,325	102,375	65,144

During June 2001, we completed a follow-on offering of 1,537,500 shares of common stock and received net proceeds of $22.7 million.

During October 2001, we acquired certain assets from ROC Technologies.  The acquisition was accounted for using the purchase method of accounting with the operating results of ROC Technologies included in our statements of operations since the date of acquisition.

During July 2002, we acquired the Chapter 7 trustee business of CPT Group, Inc.  The acquisition was accounted for using the purchase method of accounting with the operating results of CPT Group included in our statements of operations since the date of acquisition.

During November 2002, we completed a private placement of 2,000,000 shares of common stock and received net proceeds of $28.1 million.

During January 2003, we acquired the member interests of BSI.  The acquisition was accounted for using the purchase method of accounting with the operating results of BSI included in our statements of operations since the date of acquisition.  See note 13 of the notes to consolidated financial statements.

As explained in note 17 of the notes to consolidated financial statements, in October 2003 we entered into a three-year arrangement related to our Chapter 7 bankruptcy trustee business that included various elements which had previously been provided on a standalone basis.  As a result, subsequent to October 1, 2003 we deferred substantially all of our Chapter 7 bankruptcy trustee revenue.  The effect of this deferral reduced revenue recognized for the years ended December 31, 2005, 2004 and 2003; substantially decreased our net income for the year ended December 31, 2003 and increased our net loss for the years ended December 31, 2005 and 2004 compared with prior years; and substantially decreased our working capital as of December 31, 2005.

During November 2003, the decision was made to dispose of our infrastructure software business and the business was sold in April 2004.  Accordingly, all revenues, cost of sales, operating expenses, assets and liabilities related to infrastructure software have been reclassified as discontinued operations for all periods presented.  See note 14 of the notes to consolidated financial statements.

During January 2004, we acquired the equity of P-D Holding Corp. and its wholly-owned operating subsidiary, Poorman-Douglas Company (Poorman-Douglas).  The acquisition was accounted for using the purchase method of accounting with the operating results of Poorman-Douglas included in our statement of operations since the date of acquisition.  See note 13 of the notes to consolidated financial statements.

During October 2005, we acquired the equity of Hilsoft, Inc. (Hilsoft).  The acquisition was accounted for using the purchase method of accounting with the operating results of Hilsoft included in our statement of operations since the date of acquisition.  See note 13 of the notes to consolidated financial statements.

During November 2005, we acquired the equity of nMatrix, Inc. and nMatrix Australia Pty. Ltd. (collectively, nMatrix).  The acquisition was accounted for using the purchase method of accounting with the operating results of nMatrix included in our statement of operations since the date of acquisition.  See note 13 of the notes to consolidated financial statements.

ITEM 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements included in the Form 10-K/A and gives effect to the restatement described in note 17 to the accompanying consolidated financial statements.

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

For our Chapter 7 bankruptcy services, our end-user customers are professional bankruptcy trustees.  The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses.  As a result, we provide our Chapter 7 services to trustee customers at no direct charge, and our trustee customers maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution.  We have marketing arrangements with various banks under which we provide Chapter 7 bankruptcy trustee case management software and related services and the bank provides the Chapter 7 bankruptcy trustee with deposit-related banking services.  Our most significant marketing arrangement is with our primary depository institution, Bank of America.  Under this arrangement, we primarily receive revenue based on the aggregate amount of trustee deposits and the number of Chapter 7 trustees which we refer to collectively as volume-based fees.  These volume-based fees compensate us for the software license, hardware and postcontract customer support services which we provide to the Chapter 7 bankruptcy trustees.

Prior to October 2003, our primary depository institution engaged us to provide the trustees with software upgrades in the first and second quarter of each year.  These software upgrades were documented in arrangements which were separate from our volume-based fee arrangement.  Once the upgrade was delivered to the trustees and we had provided satisfactory evidence of the delivery, we would invoice the primary depository institution for the agreed upon amount and recognize revenue related to the software upgrade.

In October 2003, we entered into a new arrangement (the 2003 Arrangement) with the primary depository institution.  As a part of the 2003 Arrangement, we agreed to continue to perform each of our first and second quarter software upgrades through the term of the arrangement, and the primary depository institution agreed to compensate us for these upgrades on terms similar to our historical terms when we delivered the upgrades on a standalone basis.  As the 2003 Arrangement included volume-based pricing related to our software license, hardware and postcontract customer support services, as well as pricing related to software upgrades and special projects, the 2003 Arrangement was considered a bundled arrangement.  As the 2003 Arrangement involved the delivery of software, we accounted for this arrangement pursuant to Statement Of Position 97-2, Software Revenue Recognition (SOP 97-2).  For bundled arrangements, SOP 97-2 requires that for separate elements of the arrangement, such as software upgrades, we must be able to establish vendor specific objective evidence (VSOE) of fair value.  VSOE is established based on the price charged when the same element is sold on a standalone basis.  Although we historically sold software upgrades on a standalone basis, each software upgrade is considered a separate product and, therefore, we determined that the price of prior software upgrades cannot be used to establish the price of future software upgrades.  As the primary financial institution was our only payee for software upgrades during the period of the 2003 Arrangement, we were unable to establish VSOE for the software upgrades.  Under SOP 97-2, if VSOE cannot be established for software upgrades, then consideration received under the 2003 Arrangement, except for consideration related to the provision of hardware and hardware maintenance, must be deferred until all software upgrades have been delivered.  Under the terms of the 2003 Arrangement, the final software upgrade will be delivered in the second quarter of 2006.  Although, during the period of the 2003 Arrangement, we continued to invoice, and the primary financial institution continued to pay, our volume-based fees related to software licenses and postcontract customer support as well as our semi-annual software upgrades, we did not recognize these amounts as revenue.  Instead, these amounts are recorded as deferred revenue liability.  The ongoing costs related to this arrangement were recognized as expense when incurred.  Substantially all deferred revenue was recognized during the second quarter of 2006 when the final upgrade was delivered. The remaining amount of deferred revenue was recognized during the third quarter of 2006 when the 2003 Arrangement terminated.  Throughout the period of the 2003 Arrangement, we continued to recognize revenue related to the hardware and hardware maintenance we provided to Chapter 7 trustees as this revenue is accounted for pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), Accounting for Leases.  This revenue is a relatively minor component of the 2003 Arrangement.

During February 2006, we entered into a new arrangement with our primary financial institution, which became effective October 1, 2006.  Specified software upgrades and special projects are not contained in this contract, and we anticipate that this arrangement will not require us to defer recognition of revenue.

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

•                  Deposit-based fees from financial institutions, primarily based on a percentage of total liquidated assets placed on deposit at that financial institution by our bankruptcy trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support (PCS) services,

•                  Legal noticing services to parties of interest in bankruptcy and class action matters, including media campaign and advertising management, in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement, and

•                  Reimbursement for costs incurred related to postage on mailing services.

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

We have arrangements with various depository financial institutions and, prior to October 1, 2003, we had an open ended arrangement with our primary depository financial institution.  We also had open ended arrangements with each Chapter 7 trustee client.  Under these arrangements, we provided our Chapter 7 trustee clients with a software license, hardware lease, hardware maintenance, and PCS services, all at no charge to the trustee.  The trustees placed their liquidating estate deposits with a financial institution with which we had a joint marketing arrangement, typically our primary depository financial institution.  We account for the software license and PCS elements in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2).  Since we have not established vendor specific objective evidence (VSOE) of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered element, which is PCS services.  This revenue, when recognized, is included on our consolidated statements of operations as a component of “Case management bundled software license, software upgrade and postcontract customer support services” revenue.  Revenue related to PCS is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants’ Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees.  At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2, as we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

Prior to October 1, 2003, from time to time we would separately negotiate a contract with our primary financial institution to provide the trustee clients with a software upgrade or a special project.  For these single element contracts, in accordance with SAB Topic 13, we recognized revenue when persuasive evidence of an arrangement existed, services had been rendered, the price was fixed and determinable, and collectibility was reasonably assured.  This occurred on delivery of the single element.

We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers, and hardware maintenance.  We retain ownership of all hardware provided and, based on guidance provided in EITF 01-8, Determining Whether an Arrangement Contains a Lease, we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease in accordance with SFAS 13, Accounting for Leases.  Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals under EITF Issue No. 98-9, Accounting for Contingent Rent and SAB Topic 13, which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurs at the end of each period as we achieved our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.  This revenue, which is less than ten percent of our total revenue, is included in our consolidated statements of operations as a component of “Case management services” revenue.

Effective October 1, 2003, we entered into a three-year arrangement (the 2003 Arrangement) with our primary financial institution under which we delivered two specified upgrades annually with the last specified upgrade to occur in the second quarter of 2006.  This arrangement included specific pricing for each software upgrade and certain special projects in addition to the contingent deposit-based pricing related to the software license, hardware, hardware maintenance, and PCS services provided to each trustee client.  Therefore, the software upgrades and special projects are part of a bundled arrangement.  Each software upgrade is considered a separate and discrete product and, as we do not sell each software upgrade on a standalone basis, we were unable to establish VSOE of the fair value of the software upgrades.  As a result, the licensed software, software upgrade, special projects and PCS are a combined unit of accounting.  Under the guidance of SOP 97-2, all revenue related to this combined unit of accounting is deferred until the final upgrade is delivered.  The ongoing costs related to this arrangement were recognized as expense when incurred.  When the final upgrade is delivered and the only remaining undelivered element is PCS, we will then recognize revenue on a pro-rata basis over the term of the agreement.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as deferred revenue until all revenue recognition criteria have been satisfied.  As of December

31, 2005 and 2004, we had recorded on our consolidated balance sheets $59.7 million and $35.2 million, respectively, of deferred revenue under the 2003 Arrangement.  This deferred revenue was recognized during the second and third quarters of 2006.  The 2003 Arrangement did not affect our accounting, as described above, for fees received from other financial institutions or our accounting related to hardware and hardware maintenance.

Reimbursements

Our case and document management businesses both have revenue related to the reimbursement of certain costs, primarily postage.  Consistent with guidance provided by EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursed postage and other reimbursable direct costs are recorded gross in the consolidated statement of operations as “Operating revenue from reimbursed direct costs” and as “Reimbursed direct costs”.

Business combination accounting.  We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future.  Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed.  The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill.  This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.  Certain identifiable intangible assets, such as customer lists and covenants not to compete, are amortized on a straight-line basis over the intangible asset’s estimated useful life.  The estimated useful life of amortizable identifiable intangible assets range from one to fourteen years.  Goodwill is not amortized.  Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results.

Goodwill.  We assess goodwill, which is not subject to amortization, for impairment as of each July 31 and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  This assessment is performed at a reporting unit level.  A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management.  We develop an estimate of the fair value of each reporting unit, using both a market approach and an income approach.  For each reporting unit, the fair value estimate for our 2005 annual assessment was consistent with the fair value estimate for our 2004 annual assessment.

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

Results of Operations for the Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

Consolidated Results

Revenue

Total revenue from operations of $106.3 million for the year ended December 31, 2005 represents an approximate $7.9 million, or 8%, increase compared with $98.4 million of revenue for the prior year.  Total revenue includes operating revenue from reimbursed direct costs, which are presented as a separate line item captioned “Operating revenue from reimbursed direct costs” on our consolidated statement of operations.  While operating revenue from reimbursed direct costs may fluctuate significantly from period to period, these fluctuations have a minimal effect on our operating income or loss as we realize little or no margin from this revenue.  Operating revenue before reimbursed direct costs, which is also presented as a separate line item on our consolidated statement of operations, increased $4.7 million, or approximately 6%, to $82.7 million for the year ended December 31, 2005 compared with $78.0 million for the same period in the prior year.  All revenue is directly related to a segment and changes in revenue by segment are discussed below.

Operating Expenses

Direct cost of services, exclusive of depreciation and amortization, decreased approximately $7.2 million, or 19% to $30.2 million for the year ended December 31, 2005 compared with $37.4 million for the prior year.  Excluding our subsidiaries acquired during 2005, direct costs of services decreased $8.1 million, or approximately 22%, compared with the prior year.  This decrease is primarily the result of a decrease in cost of advertising.  Changes in our segment cost structure are discussed below.

Direct cost of bundled software license, software upgrade and postcontract customer support services, exclusive of depreciation and amortization, increased approximately $1.0 million to $3.8 million for the year ended December 31, 2005 compared with $2.8 million for the prior year primarily as a result of increased compensation costs.  Changes in our segment cost structure are discussed below.

Reimbursed direct costs increased approximately 18% to $23.8 million for the year ended December 31, 2005 compared with $20.1 million for the prior year.  This increase is directly attributable to the increase in operating revenue from reimbursed direct costs.

General and administrative expenses increased $5.2 million, or approximately 20%, to $31.1 million for the year ended December 31, 2005 compared with $25.9 million for the prior year.  Excluding our subsidiaries acquired during 2005, general and administrative expenses increased $4.4 million, or approximately 17%, compared with the prior year.  This increase primarily results from the increase in the scope and complexity of our business, and is primarily the result of increases in compensation and related expenses, travel, and professional services.  Changes in our segment cost structure are discussed below.

Depreciation and software amortization expenses increased $0.8 million, or approximately 12%, to $7.3 million for the year ended December 31, 2005 compared with $6.5 million for the prior year.  Excluding our subsidiaries acquired during 2005, depreciation and software amortization expenses increased $0.5 million, or approximately 8%, compared with the prior year primarily as a result of increased software amortization.  Changes in our segment cost structure are discussed below.

Amortization of identifiable intangible assets decreased $1.0 million to $6.8 million for the year ended December 31, 2005 compared with $7.8 million for the prior year.  All expense related to amortization of identifiable intangible assets is directly related to a segment and changes in identifiable intangible amortization expense by segment are discussed below.

Acquisition related expenses of $3.0 million for the year ended December 31, 2005 and $2.2 million for the prior year result from non-capitalized expenses for executive bonuses, legal, accounting and valuation services, and travel incurred in connection with potential and completed transactions.

Interest Expense

Interest expense increased $0.5 million, to $6.8 million for the year ended December 31, 2005 compared with $6.3 million of interest expense for the prior year.  This increase related to various components:

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

•                  Our convertible debt facility includes a provision allowing the convertible debt holders to extend the debt maturity from three years to six years.  Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, this provision is accounted for as an embedded option.  At inception, the embedded option was valued at $1.2 million and the convertible debt balance was reduced by the same amount.  The convertible debt accretes approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million.  The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments which would be made if the convertible debt maturity is extended an additional three years.  While the changes in fair value of the embedded option and carrying value of the convertible debt do not affect our current cash flow, the aggregate of these changes in value is accounted for as a current income or expense item and is included on our accompanying consolidated statement of operations as a component of interest expense.  During the year ended December 31, 2005, we recognized expense related to the convertible debt accretion and change in value of the embedded option of $1.0 million, compared with $0.3 million of such expense in the prior year.  If the embedded option is eventually exercised, the value assigned to the embedded option will be amortized to income as a reduction to our 4% convertible debt interest expense over the periods payments are made.  If the option is not exercised by some or all convertible debt holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

Debt Extinguishment

During 2004, we replaced the senior portion of the credit facility used to finance the Poorman-Douglas transaction with our KeyBank credit facility.  As a result, during the year ended December 31, 2004, we recognized a $1.0 million charge for the write-off of loan fees related to the terminated credit facility.  We did not recognize any debt extinguishment expense during 2005.

Effective Tax Rate

Our effective tax rate to record the tax benefit related to our loss from continuing operations increased from 37.2% for the year ended December 31, 2004 to 38.4% for the year ended December 31, 2005.  The change in our 2005 effective tax benefit rate compared to the prior year is primarily the result of discrete events, including characterization of the loss from disposal of our discontinued operations from a business loss to a non-business loss and an increase in our research and expenditure credit.  Our tax benefit rate is higher than the statutory federal rate of 34% primarily due to state taxes.  Two of our subsidiaries, BSI and the recently acquired nMatrix, operate primarily in New York City and are subject to state and local tax rates which are higher than the tax rates assessed by other jurisdictions where we operate.

Net Loss

Our net loss decreased to a $3.8 million net loss for the year ended December 31, 2005 compared with a $6.6 million net loss for the prior year.  This decrease in our net loss was primarily the result of an $8.0 million increase in revenues, primarily resulting from the inclusion of revenue from our electronic discovery business acquired during November 2005, and a $2.6 million decrease in direct costs, primarily resulting from a decrease in media campaign and advertising direct costs.  This decrease in our net loss was partly offset by a $5.2 million increase in our general and administrative expenses, a $1.9 million decrease in our tax benefit primarily resulting from the reduced pre-tax loss, and a $0.7 million decrease of income from operations of our discontinued infrastructure segment compared with 2004.

Business Segments

The following management discussion and analysis is presented on a basis consistent with our segment disclosure contained in note 15 of our notes to consolidated financial statements.

Revenue

Case management operating revenue before reimbursed direct costs increased approximately 32% to $54.8 million for the year ended December 31, 2005 compared with $41.5 million for the year ended December 31, 2004.  nMatrix, which was acquired on November 15, 2005, accounted for approximately $3.7 million of the increase in operating revenue before reimbursed direct costs.  The remainder of the increase is primarily attributable to a $5.7 million increase in class action operating revenues before reimbursed direct costs resulting from the timing of several large cases and a $2.8 million increase resulting from a net increase in corporate restructuring professional services.

During February 2006, we entered into a new pricing arrangement with our primary Chapter 7 depository financial institution.  This new pricing arrangement will be effective beginning October 2006.  Chapter 7 depository fees are included entirely within our case management segment.  Under this arrangement, the fees we earn for deposits placed with this financial institution could have, within certain limits, variability based on fluctuations in short-term interest rates.  Based on the terms of the pricing arrangement and the current interest rate environment, we do not anticipate that this new pricing arrangement will have a material impact on our 2006 operating cash flows, but the arrangement will affect the timing of our revenue recognition as we anticipate that we will not defer recognition of revenue under this arrangement.

Document management operating revenue before reimbursed direct costs decreased approximately $8.6 million, or approximately 24%, to $27.9 million for the year ended December 31, 2005 compared with $36.5 million for the prior year.  This decrease is primarily attributable to a decline in media campaign and advertising services.  Our media campaign and advertising services are primarily connected with class action and bankruptcy customers for whom we provide case administration services.  Media campaign and advertising services vary significantly depending on the characteristics of the case.  Generally, cases in which the specific identity of members of the plaintiff class is unknown will require significantly more media campaign and advertising services than cases in which the specific identity of the members of the plaintiff class is known.  During 2004, we had several large cases in which the specific identity of the members of the plaintiff class was unknown and, therefore, required extensive media campaign and advertising services.  During 2005, the identities of the members of the plaintiff class on our large cases were known and, therefore, did not require extensive media campaign and advertising services.  We anticipate that these media campaign and advertising services will increase in 2006 because Hilsoft provides significant levels of media campaign and advertising services and their financial results will be included in our operating results for the entire calendar year 2006, but are only included for slightly more than two months of 2005 following the October 20, 2005 acquisition of that business.  Document management operating revenue from reimbursed direct costs of $20.5 million for the year ended December 31, 2005 increased approximately 15% compared with the same period in the prior year.  Operating revenue from reimbursed direct costs has little or no margin and, accordingly, this increase in operating revenue from reimbursed direct costs did not have a material effect on our income from operations.  Document management revenues, including revenues related to media campaign and services, can fluctuate materially from period to period based on clients’ business requirements.

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

Document management direct costs, general and administrative expenses, and depreciation and software amortization decreased $4.0 million, or 10%, to $36.6 million for the year ended December 31, 2005 compared with $40.6 million for the prior year.  This decrease primarily results from a decrease in cost of media campaign and advertising, related to the decline in media campaign and advertising service revenue discussed above, partly offset by an increase in reimbursed expenses, the inclusion of Hilsoft operating expenses, and an increase in expenses paid to third parties for production services.  Our document management cost structure is more variable than case management and will fluctuate based on document management business requirements delivered.

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

Results of Operations for the Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

Consolidated Results

Revenue

Total revenue of $98.4 million for the year ended December 31, 2004 represents a $38.6 million, or approximately 65% increase compared with $59.8 million of revenue for the same period in the prior year.  With our acquisition of Poorman-Douglas in January 2004, operating revenue from reimbursed direct costs, such as postage pertaining to document management services, increased significantly during 2004.  We reflect the operating revenue from reimbursed direct costs as a separate line item captioned “Operating revenue from reimbursed direct costs” on our consolidated statement of operations.  While operating revenue from reimbursed direct costs may fluctuate significantly from period to period, these fluctuations have a minimal effect on our operating income or loss as we realize little or no margin from this revenue.  Operating revenue before reimbursed direct costs, which is also presented as a separate line item on our consolidated statement of operations, increased approximately $23.7 million, or approximately 44%, to $78.0 million for the year ended December 31, 2004 compared with $54.3 million for the same period in the prior year.  All revenue is directly related to a segment and changes in revenue by segment are discussed below.

Operating Expenses

Direct cost of services, exclusive of depreciation and amortization, increased approximately $29.0 million to $37.4 million for the year ended December 31, 2004 compared with $8.4 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’ expenses subsequent to the acquisition date.  Excluding the effect of our Poorman-Douglas acquisition, direct cost of services decreased $0.8 million, or approximately 9%, primarily as a result of a decline in bankruptcy noticing services.  Changes in our segment cost structure are discussed below.

Direct cost of bundled software license, software upgrade and postcontract customer support services, exclusive of depreciation and amortization, increased approximately $0.3 million to $2.8 million for the year ended December 31, 2004 compared with $2.5 million for the prior year primarily as a result of increased compensation costs.  Changes in our segment cost structure are discussed below.

Reimbursed direct costs increased approximately $14.5 million to $20.1 million for the year ended December 31, 2004 compared with $5.6 million for the prior year.  Exclusive of reimbursed direct costs related to the inclusion of Poorman-Douglas, reimbursed direct costs decreased approximately $1.6 million, or approximately 29%, to approximately $4.0 million for the year ended December 31, 2004, compared with approximately $5.6 million for the prior year.  This decrease is directly attributable to the decrease, exclusive of Poorman-Douglas, in operating revenue from reimbursed direct costs.

General and administrative expenses increased $9.0 million, or approximately 53%, to $25.9 million for the year ended December 31, 2004 compared with $16.9 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’ expenses subsequent to the acquisition date.  Excluding the effect of our Poorman-Douglas acquisition, general and administrative expenses increased $2.5 million for the year ended December 31, 2004, or approximately 15%, compared with the same period in the prior year primarily due to significant increased expenses related to compliance with regulations and standards imposed by Section 404 of the Sarbanes-Oxley Act of 2002, increased travel expense primarily related to additional locations, and increases in compensation and related benefits and insurance coverage due to business expansion.  Changes in our segment cost structure are discussed below.

Depreciation and software amortization expenses increased $1.9 million, or approximately 43%, to $6.5 million for the year ended December 31, 2004 compared with $4.6 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’ expenses subsequent to the acquisition date.  Excluding the effect of our Poorman-Douglas acquisition, depreciation and software amortization increased $0.2 million, or approximately 5%, compared with the same period in the prior year primarily as a result of our acquisition of additional operating software licenses.  Changes in our segment cost structure are discussed below.

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

Interest Expense

Interest expense totaled $6.3 million during the year ended December 31, 2004 compared with $0.2 million of interest expense during the same period in the prior year.  This increase related to various financing components.  Variable interest expense related to our credit facilities, fixed interest expense related to our convertible debt, and interest accreted on debt with no stated interest rate totaled $3.8 million during the year ended December 31, 2004.  Amortization of loan fees related to our credit facilities and related to our convertible debt offering totaled $2.1 million during the year ended December 31, 2004.  Our convertible debt facility includes a provision allowing the convertible debt holders to extend the debt maturity from three years to six years.  Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, this provision is accounted for as an embedded option.  At inception, the embedded option was valued at $1.2 million and the convertible debt balance was reduced by the same amount.  The convertible debt accretes approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million.  The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments which would be made if the convertible debt maturity is extended an additional three years.  While the changes in fair value of the embedded option and carrying value of the convertible debt do not affect our current cash flow, the aggregate of these changes in value, totaling $0.3 million of expense for the year ended December 31, 2004, is accounted for as a current income or expense item and is included on our accompanying consolidated statement of operations as a component of interest expense. If the embedded option is eventually exercised, the value assigned to the embedded option will be amortized to income as a reduction to our 4% convertible debt interest expense over the periods payments are made.  If the option is not exercised by some or all convertible debt holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

Debt Extinguishment

During 2004, we replaced the senior portion of the credit facility used to finance the Poorman-Douglas transaction with our KeyBank credit facility.  As a result, during the year ended December 31, 2004, we recognized a $1.0 million charge for the write-off of loan fees related to the terminated credit facility.  We did not recognize any debt extinguishment expense during 2003.

Effective Tax Rate

Our effective tax rate to record the tax benefit related to our loss from continuing operations was 37.2% for the year ended December 31, 2004 compared to a 42% effective tax rate related to our income from continuing operations for the year ended December 31, 2003.  Our tax rate is higher than the statutory federal rate of 34% primarily due to state taxes.  Our corporate restructuring subsidiary, BSI, operates primarily in New York City and is subject to state and local tax rates, which are higher than the tax rates assessed by other jurisdictions where we operate.  Our effective tax benefit rate related to 2004 losses is less than the 2003 effective tax rate primarily due to expenses that are not deductible for tax purposes.

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

Net Income (Loss)

During 2004, we had a net loss of $6.6 million compared with net income of $3.8 million during 2003.  This change of $10.4 million is primarily the result of the change in revenue recognition related to 2003 Arrangement which was effective October 1, 2003.  Subsequent to inception of the 2003 Arrangement, we have deferred substantially all revenue related to our Chapter 7 trustee business.  For all trustees with deposits held with the our primary financial institution, we deferred recognition for all volume-based revenue related to software licensing, postcontract customer support and all software upgrade revenue effective with the October 1, 2003 commencement of the 2003 Arrangement as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation, Management Overview” above. As a result, during the year ended December 31, 2004, we recognized approximately $23.7 million less in Chapter 7 revenue than during the year ended December 31, 2003.  Additionally, net expenses related to financing increased approximately $7.3 million.  This revenue decrease and this expense increase were partly offset by the recognition of a $0.7 million gain on sale of our discontinued segment during 2004 compared with a $5.8 million loss from operations of the discontinued segment during 2003 and a change in our provision for income taxes from a $6.9 million tax expense to a $4.3 million tax benefit.

Business Segments

The following management discussion and analysis is presented on a basis consistent with our segment disclosure contained in note 15 of our notes to consolidated financial statements.

Revenue

Case management operating revenue before reimbursed direct costs was approximately $41.5 million for both the year ended December 31, 2004 and the year ended December 31, 2003.  Case management operating revenue includes operating revenue before reimbursed direct costs related to the Poorman-Douglas acquisition subsequent to the acquisition date.  Exclusive of Poorman-Douglas, operating revenue before reimbursed direct costs declined by $22.5 million due primarily to a $23.7 decrease in bankruptcy volume-based and software upgrade revenue.  The primary reason for this decrease is that, for all trustees with deposits held with our primary financial institution, we deferred recognition for all volume-based revenue related to software licensing, postcontract customer support and all software upgrade revenue effective with the October 1, 2003 commencement of the 2003 Arrangement as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation, Management Overview” above.

Document management operating revenue before reimbursed direct costs increased $23.8 million, or approximately 187%, to $36.5 million for the year ended December 31, 2004 compared with $12.7 million for the year ended December 31, 2003.  The increase in operating revenue before reimbursed direct costs was primarily the result of the acquisition of Poorman-Douglas.  Exclusive of Poorman-Douglas, our document management operating revenue before reimbursed direct costs declined $3.4 million due primarily to a decrease in bankruptcy noticing services.  Document management operating revenue from reimbursed direct costs of $17.9 million for the year ended December 31, 2004 increased approximately 243% compared with the same period in the prior year.  Operating revenue from reimbursed direct costs has little or no margin and, accordingly, this increase did not have a material effect on our income from operations.  Document management revenues can fluctuate materially from period to period based on clients’ business requirements.

Operating Expenses

Case management direct costs, general and administrative expenses, and depreciation and software amortization increased $16.0 million, or approximately 122%, to $29.1 million for the year ended December 31, 2004 compared with $13.1 million for the same period in the prior year.  This increase primarily results from the inclusion of Poorman-Douglas’ expenses subsequent to the acquisition date.  Exclusive of Poorman-Douglas expenses, case management’s direct and administrative expenses, including depreciation and software amortization, increased $0.9 million due primarily to increases in operating software amortization and wage related expense.  Our case management cost structure is relatively stable and generally does not fluctuate materially with changes in operating revenues before reimbursed expenses.

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

Liquidity and Capital Resources

Operating Activities

During the year ended December 31, 2005, our operating activities provided net cash of $27.2 million.  The primary sources of cash from operating activities were adjustments for non-cash charges and credits of $7.4 million, primarily as a result of depreciation and amortization of software, loan fees, and identifiable intangible assets partly offset by the benefit for deferred income taxes, and changes in operating assets and liabilities, net of effects from business acquisitions, which increased our operating cash flow by $23.7 million primarily as a result of an increase in deferred revenue and accounts payable and other liabilities partly offset by an increase in trade accounts receivable.  These sources of cash were partly offset by our net loss of $3.8 million.  Trade payables and other liabilities, excluding acquired trade payables and other liabilities, increased by $27.9 million primarily as a result of a $24.7 million increase in deferred revenue.  Deferred revenue increased primarily as the result of deferral of substantially all Chapter 7 bankruptcy trustee revenue.  Also contributing to the increase in trade payables and other liabilities were increases in trade payables, accrued interest expense, and accrued bonus.  The increase in trade payables was the result of the timing of payments.  The increase in accrued interest expense was due to an increase in our debt level and the timing of interest payments.  The increase in accrued bonus was primarily due to the timing of bonus payments.  These increases represent a net source of cash.  Trade accounts receivable, excluding acquired trade receivables, increased by $3.1 million.  This increase represents a net use of cash.  The increase in trade accounts receivable was the result of timing of collections.  We anticipate that our trade accounts receivable will continue to fluctuate from period to period depending on the timing of collections.

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

Investing Activities

Our most significant use of cash for investing activities was to expand our business through acquisitions.  Total cash used in 2005 to acquire businesses, net of $0.9 million cash acquired in the acquisitions, was approximately $110.5 million.  During the year ended December 31, 2005, we used cash of approximately $4.6 million to purchase property and equipment.  Enhancements to our existing software and development of new software is essential to our continued growth and, during the year ended December 31, 2005, we used cash of approximately $2.3 million to fund internal costs related to development of software for which technological feasibility has been established.  During November 2005 we acquired nMatrix, which expanded our business into the electronic discovery market.  In support of this expansion, we anticipate software development and purchases of hardware and equipment and software spending will increase during 2006 compared with 2005.  We anticipate that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending in 2006.

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

As of December 31, 2005, significant covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.50 to 1.00, a senior leverage ratio not to exceed 2.50 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  However, as a result of the restatement (see note 17 of the accompanying notes to consolidated financial statements) that resulted in the deferral through December 31, 2005, of $59.7 million of revenue related to our Chapter 7 trustee business, we determined that we were not in compliance with these financial covenants as of December 31, 2005.  Subsequent to year end, during the second quarter of 2006, we recognized approximately $60.1 million of net deferred revenue and were in compliance with all financial covenants as of June 30, 2006.  The deferral of revenue and subsequent recognition of revenue was not anticipated by us or the banks at the time we established the current financial covenants in the credit facility.  On December 14, 2006, we obtained a waiver regarding this event of noncompliance from our credit facility syndicate.  Accordingly, we have classified this debt as current or long-term based on the debt’s original scheduled maturity.

We believe that the funds generated from operations plus amounts available under our credit facility’s senior revolving loan will be sufficient over the next year to finance currently anticipated working capital requirements, software expenditures, property and equipment expenditures, payments for contractual obligations, and interest payments due on our outstanding borrowings.  Funds generated from operations may not be adequate to repay the $25.0 million term loan under our credit facility with an original maturity of August 2006.  Sources of liquidity include an amendment to our credit facility to extend the maturity of the term loan(during June 2006, the maturity date of the remaining term loan principal of $15.0 million was extended to June 2007) or, an equity offering of our common shares.

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

	Payments Due By Period
Contractual Obligation	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)

Long-term debt and future accretion (1)	$172,389	$27,654	$144,735	$—	$—
Employment agreements (2)	10,812	4,943	4,345	1,524	—
Capital lease obligations	972	950	22	—	—
Operating leases	19,201	3,019	4,941	3,581	7,660
Total	$203,374	$36,566	$154,043	$5,105	$7,660

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment.  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.  SFAS No. 123R is effective for Epiq beginning January 1, 2006.  Accordingly, we will adopt SFAS No. 123R, likely using the modified version of prospective application, beginning with our quarter ending March 31, 2006.  Under the modified version of prospective application, compensation costs related to share-based compensation will be recognized in our financial statements for all periods beginning after December 31, 2005.  For comparative periods ended on or before December 31, 2005, which are presented in our 2006 and subsequent financial statements, share-based compensation costs will continue to be excluded from our consolidated statement of operations, but we will disclose these share-based compensation costs on a pro forma basis in a note to the consolidated financial statements.  During February 2005, our compensation committee approved acceleration of the vesting of certain unvested options for employees, including an executive officer, and non-employee directors.  The decision to accelerate the vesting of these options and eliminate future compensation expense was based primarily on a review of our long-term incentive programs considering the effect on our financial statements of changes in accounting rules that we must adopt in 2006.  This action, which had an immaterial effect on our financial statements for the year ended December 31, 2005, will reduce the impact of adoption of SFAS No. 123R on our future consolidated financial statements.  Adoption of SFAS No. 123R will materially increase our recognized compensation expense and will have a material impact on our consolidated statement of operations and our consolidated balance sheet.  We are working with independent valuation experts to document and validate key valuation variables, such as forfeiture rate, expected term, segmentation of employee population, expected term suboptimal exercise price, and expected volatility.  Until this work is completed, we are unable to estimate the impact of adoption of this statement on our consolidated financial statements.  However, if subsequent to December 31, 2005 no new awards were issued and no existing awards were forfeited, we estimate that adoption of SFAS No. 123R would decrease our net income for the year ending December 31, 2006 by approximately $1.4 million.  We do not anticipate that adoption of SFAS No. 123R will have a material impact on our consolidated statement of cash flows.

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

Supplementary Data - Quarterly Financial Information

The following table sets forth quarterly financial data for the quarters of the years ended December 31, 2005 and 2004 (in thousands, except per share data) as reported previous to our restatement.

	Quarters
	1st	2nd	3rd	4th
	(As Previously Reported)

Year ended December 31, 2005
Revenues from continuing operations	$31,461	$31,635	$32,016	$35,684
Gross profit (3)	16,531	16,875	16,071	18,535
Net income	3,250	2,904	3,087	1,707
Net income per share—Basic (1)	$0.18	$0.16	$0.17	$0.09
Net income per share—Diluted (1)	$0.17	$0.15	$0.16	$0.09

Year ended December 31, 2004
Revenues from continuing operations	$26,012	$34,908	$35,694	$28,806
Gross profit (3)	14,736	16,114	15,937	13,752
Income from continuing operations	2,001	2,983	2,161	1,918
Income (loss) from discontinued operations (2)	(264)	1,008	(77)	—
Net income	1,737	3,991	2,084	1,918
Net income per share—Basic (1)	$0.10	$0.22	$0.11	$0.11
Net income per share—Diluted (1)	$0.10	$0.22	$0.11	$0.10

(1)             The sum of the quarters may not equal the total of the respective year’s net income (loss) per share due to changes in the weighted average shares outstanding throughout the year.

(2)             Discontinued operations relates entirely to the sale of our infrastructure business.  See note 14 of the accompanying notes to consolidated financial statements.

(3)             Gross profit, which was not previously reported, as been added to this table.  Gross profit is calculated as total revenue less direct costs of services, reimbursed direct costs, and the portion of depreciation and software amortization attributable to direct costs of services.

The following table sets forth the restated (see note 17 of the accompanying notes to the consolidated financial statements) quarterly financial data for the quarters of the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Quarters
	1st	2nd	3rd	4th
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Year ended December 31, 2005
Revenues from continuing operations	$24,644	$25,352	$26,294	$30,040
Gross profit (3)	9,714	10,592	10,349	12,891
Net income (loss)	(2,128)	1,836	495	(4,045)
Net income (loss) per share—Basic (1)	$(0.12)	$0.10	$0.03	$(0.22)
Net income (loss) per share—Diluted (1)	$(0.12)	$0.10	$0.03	$(0.22)

Year ended December 31, 2004
Revenues from continuing operations	$17,651	$28,268	$29,626	$22,823
Gross profit (3)	6,375	9,474	9,869	7,769
Loss from continuing operations	(2,198)	(1,245)	(2,397)	(1,450)
Income (loss) from discontinued operations (2)	(264)	1,008	(77)	—
Net loss	(2,462)	(237)	(2,474)	(1,450)
Net loss per share—Basic (1)	$(0.14)	$(0.01)	$(0.14)	$(0.08)
Net loss per share—Diluted (1)	$(0.14)	$(0.01)	$(0.14)	$(0.08)

(1)             The sum of the quarters may not equal the total of the respective year’s net loss per share due to changes in the weighted average shares outstanding throughout the year.

(2)             Discontinued operations relates entirely to the sale of our infrastructure business.  See note 14 of the accompanying notes to consolidated financial statements.

(3)             Gross profit is calculated as total revenue less direct costs of services, reimbursed direct costs, and the portion of depreciation and software amortization attributable to direct costs of services.

ITEM 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2005, the end of the period covered by the original Annual Report on 10-K, our principal executive officer and principal financial officer previously concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Subsequently, we determined that we had a material weakness, as described below, in our internal control over financial reporting.  Therefore in connection with filing this amended Annual Report on Form 10-K/A, our principal executive officer and principal financial officer re-evaluated the effectiveness of disclosure controls and procedures and each concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting (as revised)

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

In connection with the original filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (COSO).  Based on our assessment using those criteria, management originally concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

During fiscal year 2006, and subsequent to the original issuance of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management identified an accounting error in its consolidated financial statements related to determination of the appropriate accounting treatment for certain complex aspects of revenue recognition, specifically the evaluation of vendor specific objective evidence of fair value for specified software upgrades provided within a bundled arrangement as required by the AICPA’s Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition.  On November 14, 2006, our audit committee determined that our previously issued financial statements for the fiscal years ended December 31, 2005, 2004 and 2003, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for the quarters ended March 31, 2006 and 2005, included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and for the quarters ended June 30, 2006 and 2005, included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, should be restated.  The restatement is further discussed in note 17 to the accompanying consolidated financial statements.  In connection with the restatement management evaluated the control failure that resulted in the error related to revenue recognition.  As a result of this evaluation management determined that a material weakness existed in internal control over financial reporting as of December 31, 2005.  Specifically, management has concluded that the Company did not have adequate controls including management oversight related to the evaluation of contracts and the related determination of the appropriate application of generally accepted accounting principles related certain complex aspects of revenue recognition, specifically the evaluation of vendor specific objective evidence of fair value for specified software upgrades provided within a bundled arrangement as required by the AICPA’s Statement of Position 97-2, “Software Revenue Recognition.”  This weakness was the result of a material weakness in the design of internal control over financial reporting.

As a result of the material weakness, management of the Company, under the direction of its CEO and CFO, has revised their assessment of the effectiveness of internal control over financial reporting as of December 31, 2005.  This revised assessment was based on the COSO criteria.  As a result of the revised assessment the Company’s management, including its CEO and CFO, concluded that its internal control over financial reporting was not effective as of December 31, 2005.

Management has excluded Hilsoft, Inc., nMatrix, Inc., nMatrix Australia Pty. Ltd., and nMatrix Ltd. from the assessment of internal control over financial reporting as of December 31, 2005 because we completed the acquisition of these entities during 2005.  Hilsoft, Inc., nMatrix, Inc., nMatrix Australia Pty. Ltd., and nMatrix Ltd. are wholly-owned subsidiaries all of which were acquired during the fourth quarter of the year ended December 31, 2005 and whose financial statements, exclusive of goodwill, certain identifiable intangible assets, consisting of customer relationships, covenants not to compete, and trade names, and intercompany amounts (all of which are subject to corporate level controls), constitute 12% and 6% of net and total assets, respectively, 4% of revenues and (22)% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2005.  Our conclusion in this Annual Report on Form 10-K/A regarding the effectiveness of our internal control over financial reporting as of December 31, 2005 does not include the internal control over financial reporting of Hilsoft, Inc., nMatrix, Inc., nMatrix Australia Pty. Ltd., and nMatrix Ltd.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears beginning on page 47.

Remediation Activities

After identifying the material weakness subsequent to the original issuance of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management initiated changes to remediate the material weakness described above.  We believe that, prior to December 31, 2006, we completed our remediation of the aforementioned material weakness in our internal control over financial reporting.  The completed remediation measures included the implementation of appropriate controls related to contracts or other arrangements that are within the scope of SOP 97-2 to provide a written analysis of the appropriate accounting for these contracts or other arrangement and the review of our conclusions with qualified internal accounting personnel or third party accounting experts.  In addition, we have provided our accounting staff with additional training related to generally accepted accounting principles and financial statement reporting matters.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Epiq Systems, Inc.
Kansas City, Kansas

We have audited management’s revised assessment, included in Management’s Report on Internal Control Over Financial Reporting (as revised) appearing under Item 9A of this Annual Report on Form 10-K/A, that Epiq Systems, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management’s Report on Internal Control Over Financial Reporting (as revised), management excluded from its assessment the internal control over financial reporting at Hilsoft, Inc., nMatrix, Inc., nMatrix Australia Pty. Ltd., and nMatrix Ltd., all of which were acquired during the fourth quarter of the year ended December 31, 2005, and whose financial statements, exclusive of goodwill, certain identifiable assets, consisting of customer relationships, covenants not to compete, and trade names, and intercompany, constitute 12% and 6% of net and total assets, respectively, 4% of revenues and (22)% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Hilsoft, Inc., nMatrix, Inc., nMatrix Australia Pty. Ltd., and nMatrix Ltd. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated March 7, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified material misstatements in its financial statements for the years ended December 31, 2005, 2004, and 2003, which caused such financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, which resulted in the errors and related financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment:

Inadequate internal controls related to revenue recognition: The Company did not have adequate controls including management oversight related to the evaluation of contracts and the related determination of the appropriate application of generally accepted accounting principles related to certain complex aspects of revenue recognition, specifically the evaluation of vendor specific objective evidence of fair value for specified software upgrades provided within a bundled arrangement as required by the AICPA’s Statement of Position 97-2, “Software Revenue Recognition.”  This weakness constitutes a material weakness in the design of internal control over financial reporting, and resulted in material adjustments to the consolidated financial statements as of December 31, 2005 and 2004 and for the fiscal years ended December 31, 2005, 2004, and 2003 as discussed in note 17 to the consolidated financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2005 (as restated) of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in  Internal Control—Integrated Framework  issued by the COSO. Also in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework  issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 7, 2006 (February 3, 2007 as to note 5 and the effect of the restatement discussed in note 17) expressed an unqualified opinion on those consolidated financial statements and the consolidated financial statement schedule.

DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 7, 2006 (February 3, 2007 as to the effects of the material weakness discussed in Management’s
Report on Internal Control Over Financial Reporting (as revised))

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 28, 2006.

ITEM 11.             EXECUTIVE COMPENSATION

Incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 28, 2006.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 28, 2006.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 28, 2006.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 28, 2006.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this report:

(1)  Financial Statements.  The following consolidated financial statements, contained on pages F-1 through F-39 of this report, are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets (Restated) — December 31, 2005 and 2004
Consolidated Statements of Operations (Restated) — Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity (Restated) — Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows (Restated) — Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules.  Epiq Systems, Inc. and subsidiaries for each of the years in the three-year period ended December 31, 2005.

Schedule II — Valuation and qualifying accounts

(3)  Exhibits.  Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 8, 2007	EPIQ SYSTEMS, INC.
	By:	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board, Chief Executive
Officer and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Name and Title	Date

/s/ Tom W. Olofson	Tom W. Olofson	February 8, 2007
Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Christopher E. Olofson	Christopher E. Olofson	February 8, 2007
President, Chief Operating Officer and Director

/s/ Elizabeth M. Braham	Elizabeth M. Braham	February 8, 2007
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ Douglas W. Fleming	Douglas W. Fleming	February 8, 2007
Director of Finance, Chief Accounting Officer (Principal Accounting Officer)

/s/ W. Bryan Satterlee	W. Bryan Satterlee	February 8, 2007
Director

/s/ Edward M. Connolly, Jr.	Edward M. Connolly, Jr.	February 8, 2007
Director

/s/ James A. Byrnes	James A. Byrnes	February 8, 2007
Director

/s/ Joel Pelofsky	Joel Pelofsky	February 8, 2007
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Epiq Systems, Inc.
Kansas City, Kansas

We have audited the accompanying consolidated balance sheets of Epiq Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in note 17, the accompanying consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 (February 3, 2007  as to the effects of the material weakness discussed in Management’s Report on Internal Control Over Financial Reporting, as revised) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 7, 2006 (February 3, 2007 as to note 5 and the effects of the restatement discussed in note 17)

EPIQ SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	As of December 31,
	2005	2004
	(As Restated, see note 17)	(As Restated, see note 17)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,563	$13,330
Trade accounts receivable, less allowance for doubtful accounts of $3,481 and $1,069, respectively	33,504	18,690
Prepaid expenses	2,818	2,052
Income taxes refundable	4,643	3,477
Deferred income taxes	25,579	754
Other current assets	85	736
Total Current Assets	80,192	39,039

LONG-TERM ASSETS:
Property, equipment and leasehold improvements, net	23,751	20,431
Software development costs, net	8,848	5,838
Goodwill	249,427	147,728
Other intangibles, net of accumulated amortization of $13,758 and $11,707, respectively	53,399	24,057
Deferred income taxes	—	4,229
Other	2,854	2,995
Total Long-term Assets, net	338,279	205,278
Total Assets	$418,471	$244,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,954	$4,263
Customer deposits	2,196	2,375
Accrued compensation	3,944	873
Other accrued expenses	3,322	841
Deferred revenue	60,224	58
Current maturities of long-term obligations	27,642	7,650
Total Current Liabilities	105,282	16,060

LONG-TERM LIABILITIES:
Deferred income taxes	26,815	—
Deferred revenue	—	35,208
Long-term obligations (excluding current maturities)	145,906	74,499
Total Long-term Liabilities	172,721	109,707

STOCKHOLDERS’ EQUITY:
Preferred stock — $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock — $0.01 par value; 50,000,000 shares authorized; issued and outstanding — 19,253,466 and 17,883,917 shares at 2005 and 2004, respectively	193	179
Additional paid-in capital	128,484	102,738
Retained earnings	11,791	15,633
Total Stockholders’ Equity	140,468	118,550
Total Liabilities and Stockholders’ Equity	$418,471	$244,317

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2005	2004	2003
	(As Restated, see note 17)	(As Restated, see note 17)	(As Restated, see note 17)

REVENUE:
Case management services	$53,042	$41,275	$23,063
Case management bundled software license, software upgrade and postcontract customer support services	1,771	199	18,469
Document management services	27,874	36,549	12,730
Operating revenue before reimbursed direct costs	82,687	78,023	54,262
Operating revenue from reimbursed direct costs	23,643	20,345	5,518
Total Revenue	106,330	98,368	59,780

OPERATING EXPENSES:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	30,225	37,411	8,380
Direct cost of bundled software license, software upgrade and postcontract customer support services (exclusive of depreciation and amortization shown separately below)	3,809	2,849	2,491
Reimbursed direct costs	23,756	20,124	5,619
General and administrative	31,072	25,886	16,868
Depreciation and software amortization	7,288	6,527	4,568
Amortization of intangibles	6,751	7,767	3,610
Acquisition related	2,984	2,197	1,793
Total Operating Expenses	105,885	102,761	43,329

INCOME (LOSS) FROM OPERATIONS	445	(4,393)	16,451

EXPENSES (INCOME) RELATED TO FINANCING:
Interest expense	6,809	6,343	201
Interest income	(122)	(128)	(284)
Debt extinguishment	—	995	—
Net Expenses (Income) Related to Financing	6,687	7,210	(83)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,242)	(11,603)	16,534

PROVISION (BENEFIT) FOR INCOME TAXES	(2,400)	(4,313)	6,939

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,842)	(7,290)	9,595

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued infrastructure segment (including gain on disposal of $1,616 during the year ended December 31, 2004)	—	1,104	(9,562)
Income tax (expense) benefit from operations of discontinued infrastructure segment	—	(437)	3,744
TOTAL DISCONTINUED OPERATIONS	—	667	(5,818)

NET INCOME (LOSS)	$(3,842)	$(6,623)	$3,777

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Continued)

(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2005	2004	2003
	(As Restated, see note 17)	(As Restated, see note 17)	(As Restated, see note 17)
NET INCOME (LOSS) PER SHARE INFORMATION:
Income (loss) per share — Basic
Income (loss) from continuing operations	$(0.21)	$(0.41)	$0.54
Income (loss) from discontinued operations	—	0.04	(0.33)
Net income (loss) per share — Basic	$(0.21)	$(0.37)	$0.21

Income (loss) per share — Diluted
Income (loss) from continuing operations	$(0.21)	$(0.41)	$0.53
Income (loss) from discontinued operations	—	0.04	(0.32)
Net income (loss) per share — Diluted	$(0.21)	$(0.37)	$0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,092	17,848	17,619
Diluted	18,092	17,848	18,104

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)

	As of December 31,
	2005	2004	2003
	(As Restated, see note 17)	(As Restated, see note 17)	(As Restated, see note 17)
PREFERRED SHARES (2,000 authorized)	—	—	—

COMMON SHARES (50,000 authorized):
Shares, beginning of year	17,884	17,781	16,538
Shares issued upon exercise of options	140	103	189
Shares issued in acquisition of business	1,229	—	1,054
Shares, end of year	19,253	17,884	17,781

COMMON STOCK — PAR VALUE $0.01 PERSHARE:
Balance, beginning of year	$179	$178	$165
Proceeds from exercise of options	2	1	2
Shares issued in acquisition of business	12	—	11
Balance, end of year	193	179	178

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	102,738	101,891	83,731
Proceeds from exercise of options	1,029	595	1,039
Tax benefit from exercise of options	496	252	746
Net proceeds from (expenses for) private placement of stock	—	—	(114)
Shares issued in acquisition of business	24,221	—	16,489
Balance, end of year	128,484	102,738	101,891

RETAINED EARNINGS:
Balance, beginning of year	15,633	22,256	18,479
Net income (loss)	(3,842)	(6,623)	3,777
Balance, end of year	11,791	15,633	22,256

TOTAL STOCKHOLDERS’ EQUITY	$140,468	$118,550	$124,325

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2005	2004	2003
	(As Restated, see note 17)	(As Restated, see note 17)	(As Restated, see note 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,842)	$(6,623)	$3,777
Adjustments to reconcile net income (loss) to net cash from operating activities:
Benefit for deferred income taxes	(9,864)	(2,491)	(5,081)
Depreciation and software amortization	7,288	6,527	5,796
Loan fee amortization and debt extinguishment	1,147	3,115	—
Change in valuation of embedded option and convertible debt	1,034	292	—
Amortization of intangible assets	6,751	7,767	3,745
Asset impairment charges	—	—	7,615
Gain on sale of discontinued operation	—	(1,616)	—
Other, net	1,015	370	234
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(3,141)	7,951	(5,948)
Prepaid expenses and other assets	(330)	1,187	(981)
Accounts payable and other liabilities	3,126	(10,779)	2,618
Deferred revenue	24,742	27,069	8,145
Income taxes, including tax benefit from exercise of stock options	(688)	(1,180)	731
Net cash provided by operating activities	27,238	31,589	20,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,555)	(5,424)	(3,772)
Software development costs	(2,269)	(1,670)	(2,753)
Cash paid for acquisition of businesses, net of cash acquired	(110,533)	(113,111)	(43,263)
Proceeds from sale of infrastructure business	489	1,111	—
Purchase of short-term investments	6,000	—	—
Sale of short-term investments	(6,000)	—	—
Other investing activities, net	38	65	(209)
Net cash used in investing activities	(116,830)	(119,029)	(49,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	106,841	193,500	—
Debt issuance costs	(938)	(5,931)	—
Payments under long-term debt and capital lease obligations	(17,109)	(118,455)	(347)
Expenses for stock issuance	—	—	(114)
Proceeds from exercise of stock options	1,031	595	1,041
Net cash provided by financing activities	89,825	69,709	580

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	233	(17,731)	(28,766)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,330	30,347	59,827
(Increase) decrease in cash classified as held for sale	—	714	(714)
CASH AND CASH EQUIVALENTS, END OF YEAR	$13,563	$13,330	$30,347

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

Deferred Loan Fees

Incremental, third party costs related to establishing credit facilities and issuing convertible debt are capitalized and amortized based on the amortization schedule of the related debt.  The unamortized costs are included as a component of other long-term assets on our consolidated balance sheets.  Amortization costs are included as a component of interest expense on our consolidated statements of operations.  Unamortized costs related to debt extinguished prior to maturity due to refinancing were expensed and comprise debt extinguishment on our consolidated statements of operations.

Stock-Based Compensation

Stock compensation awards are accounted for under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock.  Stock options awarded by us are granted with an exercise price equal to the fair market value on the date of the grant.  As required by Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, following is a reconciliation of reported net income and net income per share to pro forma net income and pro forma net income per share had the compensation cost been determined based on the fair value at the grant dates using SFAS No. 123, Accounting for Stock-Based Compensation, for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data):

		Years Ended December 31,
		2005	2004	2003

Net income (loss), as reported		$(3,842)	$(6,623)	$3,777
Add: stock-based employee compensation included in reported net earnings, net of tax		—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of tax		(6,605)	(2,975)	(2,195)
Net income (loss), pro forma		$(10,447)	$(9,598)	$1,582

Net income (loss) per share — Basic	As reported	$(0.21)	$(0.37)	$0.21
	Pro forma	$(0.58)	$(0.54)	$0.09

Net income (loss) per share — Diluted	As reported	$(0.21)	$(0.37)	$0.21
	Pro forma	$(0.58)	$(0.54)	$0.09

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

•                  Deposit-based fees from financial institutions, primarily based on a percentage of total liquidated assets placed on deposit at that financial institution by our bankruptcy trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support (PCS) services,

•                  Legal noticing services to parties of interest in bankruptcy and class action matters, including media campaign and advertising management, in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement, and

•                  Reimbursement for costs incurred, primarily related to postage on mailing services.

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

We have arrangements with various depository financial institutions and, prior to October 1, 2003, we had an open ended arrangement with our primary depository financial institution.  We also had open ended arrangements with each Chapter 7 trustee client.  Under these arrangements, we provided our Chapter 7 trustee clients with a software license, hardware lease, hardware maintenance, and PCS services, all at no charge to the trustee.  The trustees placed their liquidating estate deposits with a financial institution with which we had a joint marketing arrangement, typically our primary depository financial institution.  We account for the software license and PCS elements in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2).  Since we have not established vendor specific objective evidence (VSOE) of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered element, which is PCS services.  This revenue, when recognized, is included on our consolidated statements of operations as a component of “Case management bundled software license, software upgrade and postcontract customer support services” revenue.  Revenue related to PCS is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants’ Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to.  At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2, as we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

Prior to October 1, 2003, from time to time we would separately negotiate a contract with our primary financial institution to provide the trustee clients with a software upgrade or a special project.  For these single element contracts, in accordance with SAB Topic 13, we recognized revenue when persuasive evidence of an arrangement existed, services had been rendered, the price was fixed and determinable, and collectibility was reasonably assured.  This occurred on delivery of the single element.

We also provide our trustees with certain hardware, such as desktop computers, monitors, and printers, and hardware maintenance.  We retain ownership of all hardware provided and, based on guidance provided in EITF 01-8, Determining Whether an Arrangement Contains a Lease, we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since all of the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease in accordance with SFAS 13, Accounting for Leases.  Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals under EITF Issue No. 98-9, Accounting for Contingent Rent and SAB Topic 13, which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurred at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.  This revenue, which is less than ten percent of our total revenue, is included in our consolidated statements of operations as a component of “Case management services” revenue.

Effective October 1, 2003, we entered into a three-year arrangement (the 2003 Arrangement) with our primary financial institution under which we delivered two specified upgrades annually with the last specified upgrade to occur in the second quarter of 2006.  This arrangement included specific pricing for each software upgrade and certain special projects in addition to the contingent deposit-based pricing related to the software license, hardware, hardware maintenance, and PCS services provided to each trustee client.  Therefore, the software upgrades and special projects are part of a bundled arrangement.  Each software upgrade is considered a separate and discrete product and, as we do not sell each software upgrade on a standalone basis, we were unable to establish VSOE of the fair value of the software upgrades.  As a result, the licensed software, software upgrade, special projects and PCS are a combined unit of accounting.  Under the guidance of SOP 97-2, all revenue related to this combined unit of accounting is deferred until the final upgrade is delivered.  The ongoing costs related to this arrangement were recognized as expense when incurred.  When the final upgrade is delivered and the only remaining undelivered element is PCS, we will then recognize revenue on a pro-rata basis over the term of the agreement.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as deferred revenue until all revenue recognition criteria have been satisfied.  As of December 31, 2005 and 2004, we had recorded on our consolidated balance sheets $59.7 million and $35.2 million, respectively, of deferred revenue under the 2003 Arrangement.  This deferred revenue was recognized during the second and third quarters of 2006.  The 2003 Arrangement did not affect our accounting, as described above, for fees received from other financial institutions or our accounting related to hardware and hardware maintenance.

Reimbursements

Our case and document management businesses both have revenue related to the reimbursement of certain costs, primarily postage.  Consistent with guidance provided by EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursed postage and other reimbursable direct costs are recorded gross in the consolidated statement of operations as “Operating revenue from reimbursed direct costs” and as “Reimbursed direct costs”.

Costs related to contract acquisition, origination, and set-up

SAB Topic 13 provides guidance that contract acquisition, origination, and set-up costs may be expensed as incurred or capitalized and amortized in accordance with FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” or Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct costs of Leases.”  We have elected to expense these costs as incurred.

Derivative Financial Instrument

The holders of our contingently convertible subordinated notes have the right to extend the maturity of these notes for a period not to exceed three years.  Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the notes represents an embedded option and is accounted for as a derivative financial instrument.  The fair value of our obligation related to the embedded option has been included as a component of our long-term obligations on our accompanying consolidated balance sheets.  Changes in the fair value of the embedded option are recorded each period as a component of interest expense on our accompanying consolidated statements of operations.  Changes in the fair value of the embedded option do not affect our cash flows and, accordingly, are reflected as an adjustment to reconcile net income to net cash from operating activities on our accompanying consolidated statements of cash flows.

Comprehensive Income (Loss)

We do not have any components of other comprehensive income; therefore comprehensive income (loss) equals net income (loss) for each of the three years ended December 31, 2005, 2004 and 2003.

Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share is computed by dividing net income available to common shareholders, increased by the amount of interest expense, net of tax, related to outstanding convertible debt by the weighted average number of outstanding common shares and shares that may be issued in future periods relating to outstanding stock options and convertible debt, if dilutive.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment.  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.  SFAS No. 123R is effective for Epiq beginning January 1, 2006.  Accordingly, we will adopt SFAS No. 123R, likely using the modified version of prospective application, beginning with our quarter ending March 31, 2006.  Under the modified version of prospective application, compensation costs related to share-based compensation will be recognized in our financial statements for all periods beginning after December 31, 2005.  For comparative periods ended on or before December 31, 2005, which are presented in our 2006 and subsequent financial statements, share-based compensation costs will continue to be excluded from our consolidated statements of operations, but we will disclose these share-based compensation costs on a pro forma basis in a note to the consolidated financial statements.  During February 2005, our compensation committee approved acceleration of the vesting of certain unvested options for employees, including an executive officer, and non-employee directors.  The decision to accelerate the vesting of these options and eliminate future compensation expense was based primarily on a review of our long-term incentive programs considering the effect on our financial statements of changes in accounting rules that we must adopt in 2006.  This action, which had an immaterial effect on our financial statements for the year ended December 31, 2005, will reduce the impact of adoption of SFAS No. 123R on our future consolidated financial statements.  Adoption of SFAS No. 123R will materially increase our recognized compensation expense and will have a material impact on our consolidated income statement and balance sheet.  We are working with independent valuation experts to document and validate key valuation variables, such as forfeiture rate, expected term, segmentation of employee population, expected term suboptimal exercise price, and expected volatility.  Until this work is completed, we are unable to estimate the impact of adoption of this statement on our consolidated financial statements.  However, if subsequent to December 31, 2005 no new awards were issued and no existing awards were forfeited, we estimate that adoption of SFAS No. 123R would decrease our net income for the year ending December 31, 2006 by approximately $1.4 million.  We do not anticipate that adoption of SFAS No. 123R will have a material impact on our consolidated statement of cash flows.

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

Computer and office equipment includes property acquired under capital leases.  As of December 31, 2005 and 2004, assets acquired under capital lease had a historical cost basis of $2.9 million and $2.7 million, respectively, and accumulated amortization of $1.4 million and $0.5 million, respectively.  Amortization expense related to these assets has been included as a component of “Depreciation and software amortization” in the accompanying consolidated statements of operations.  “Depreciation and software amortization” includes approximately $5.0 million, $4.5 million, and $3.3 million of expenses related to direct costs of services and direct costs of bundled software license, software upgrade and postcontract customer support services for the years ended December 31, 2005, 2004 and 2003, respectively.

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

During November 2003 (the “Measurement Date”), a decision was made to dispose of our infrastructure software business.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets classified as held for sale were measured at the lower of their carrying amounts or fair value less cost to sell.  Accordingly, as of the Measurement Date, we performed an impairment analysis based on estimated proceeds from the sale less selling costs.  Based on this analysis, the carrying amount of goodwill and identified intangible assets related to the infrastructure software segment, with an aggregate balance of $4.8 million as of January 1, 2003, was entirely impaired.  The related impairment charge is included as a component of discontinued operations on our consolidated statements of operations for the year ended December 31, 2003.

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

The holders of the notes have the right to extend the maturity of the notes for a period not to exceed three years.  Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the notes represents an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the convertible debt balance was reduced by the same amount.  The convertible debt is accreted approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million.  On our accompanying consolidated statements of operations, this accretion is a component of interest expense.  The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments that will be made if the convertible debt maturity is extended an additional three years.  Under this methodology, the embedded option has a current value of approximately $1.9 million.  On our accompanying consolidated balance sheets, our obligation related to the embedded option has been included as a component of the convertible note payable.  During the year ended December 31, 2005, the value of the embedded option increased by approximately $0.6 million and this increase is included as a component of interest expense on our accompanying consolidated statements of operations for the year ended December 31, 2005.  The changes in carrying value of the convertible debt and fair value of the embedded option do not affect our cash flow and, if the embedded option is exercised, the value assigned to the embedded option will be amortized as a reduction to our 4% convertible debt interest expense over the periods payments are made.  If the option is not exercised by some or all convertible debt holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

Covenant Compliance

Our credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements (EBITDA) and total debt.  In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As a result of the restatement, which resulted in the deferral of a substantial portion of revenue related to the 2003 Arrangement as described in note 17, we were not in compliance with these financial covenants as of December 31, 2005.  Subsequent to year end, as a result of recognition of the deferred revenue during the second and third quarters of 2006; we were in compliance with all financial covenants as of June 30, 2006 and September 30, 2006.  The deferral of revenue through March 31, 2006, and the recognition of the deferred revenue during the second and third quarter of 2006, was not anticipated by us or the banks at the time we established the financial covenants in the credit facility.  On December 14, 2006, we obtained a waiver regarding this event of noncompliance from our credit facility syndicate.  Accordingly, we have classified this debt as current or long-term based on the debt’s original scheduled maturity.

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

Expense related to operating leases was approximately $2.9 million, $2.5 million, and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

At this time we intend to retain our earnings to reduce our debt and for use in the operation and expansion of our business and, accordingly, do not expect to declare or pay any cash dividends during the foreseeable future.  Under the terms of our subordinated convertible debt agreement, we are restricted from payment of dividends while the subordinated convertible debt is outstanding.  Thereafter, the payment of dividends is within the discretion of our board of directors and will depend upon various factors, including future earnings, capital requirements, financial condition, the terms of our credit agreement, the terms of our convertible notes, and other factors deemed relevant by the board of directors.  There is no restriction on the ability of our subsidiaries to transfer funds to Epiq in the form of cash dividends, loans or advances.

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

Significant Customer and Concentration of Credit Risk

On April 1, 2004, our exclusive national marketing arrangement with Bank of America became a non-exclusive arrangement with pricing established through September 30, 2006.  During February 2006, the parties agreed to extend the arrangement indefinitely.  Either party may, with appropriate notice, wind down the agreement over a period, including the notice period, of three years.  We currently promote our Chapter 7 TCMS® software related products and services through marketing arrangements with various financial institutions.  Bank of America has been, and continues to be, a significant partner for these marketing arrangements.  Revenues recognized by us from Bank of America, all related to our case management segment, were approximately 3%, 3% and 44% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively.  Additionally, Bank of America represented approximately 13% and 12% of our accounts receivable balance as of December 31, 2005 and 2004, respectively.  In addition, a customer related to our newly acquired electronic litigation discovery business represented approximately 13% of our accounts receivable balance as of December 31, 2005.

NOTE 10:      INCOME TAXES

The following table presents the income from operations before income taxes and the provision for (benefit from) income taxes (in thousands):

	Years Ended December 31,
	2005	2004	2003

Income (loss) from continuing operations before income taxes	$(6,242)	$(11,603)	$16,534

Provision (benefit) for income taxes from continuing operations:
Currently payable (receivable) income taxes
Federal	$6,996	$(16)	$7,245
State	468	83	2,886
Total	7,464	67	10,131

Deferred income taxes
Federal	(8,560)	(2,962)	(2,627)
State	(1,304)	(1,418)	(565)
Total	(9,864)	(4,380)	(3,192)

Provision (benefit) for income taxes from continuing operations	(2,400)	(4,313)	6,939

Provision (benefit) for income taxes from discontinued operations:
Current income taxes	—	(1,452)	(1,855)
Deferred income taxes	—	1,889	(1,889)
Provisions (benefit) for income taxes from discontinued operations	—	437	(3,744)

Consolidated income tax provision (benefit)	$(2,400)	$(3,876)	$3,195

A reconciliation of the provision (benefit) for income taxes from continuing operations at the statutory rate of 34% for the years ended December 31, 2005 and 2004 and 35% for the year ended December 31, 2003 to the provision (benefit) for income taxes from continuing operations at our effective rate is shown below (in thousands):

	Years Ended December 31,
	2005	2004	2003

Computed at the statutory rate	$(2,122)	$(3,945)	$5,787
Change in taxes resulting from:
State income taxes, net of federal tax effect	(274)	(514)	1,000
Research and development credits	(196)	(99)	(92)
Permanent differences	299	239	83
Other	(107)	6	161
Provision (benefit) for income taxes from continuing operations	$(2,400)	$(4,313)	$6,939

Tax benefits related to acquisitions of $0.3 million and $0.5 million were recorded as a reduction to goodwill for the years ended December 31, 2005 and 2004, respectively.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Deferred revenue	$23,601	$13,925
Allowance for doubtful accounts	1,567	467
Convertible debt	567	115
Intangible assets	532	127
Accrued liabilities	906	—
State net operating loss carryforwards	572	781
Total deferred tax assets	27,745	15,415

Deferred tax liabilities:
Prepaid expenses	868	494
Intangible assets	22,958	6,396
Property and equipment and software development costs	4,873	3,542
Other	282	—
Total deferred tax liabilities	28,981	10,432

Net deferred tax asset (liability)	$(1,236)	$4,983

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

The above net deferred tax asset (liability) is presented on the consolidated balance sheets as follows (in thousands):

	December 31,
	2005	2004

Current deferred income tax asset	$25,579	$754
Long-term deferred income tax asset (liability)	(26,815)	4,229
	$(1,236)	$4,983

NOTE 11:      NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders, increased by the amount of interest expense, net of tax, related to outstanding convertible debt, by the weighted average number of outstanding common shares and incremental shares that may be issued in future periods relating to outstanding stock options and convertible debt, if dilutive.  When calculating incremental shares related to outstanding stock options, we apply the treasury stock method.  The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital on exercise of the options, are used to repurchase outstanding shares at the average market price for the period.  The treasury stock method is applied only to share grants for which the effect is dilutive (in thousands, except per share data).

	Year Ended December 31,
	2005			2004			2003
	Net Loss	Weighted Average Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount

Basic income (loss) per share from continuing operations	$(3,842)	18,092	$(0.21)	$(7,290)	17,848	$(0.41)	$9,595	17,619	$0.54

Effect of dilutive securities:
Stock options		—			—			485
Convertible debt		—			—			—

Diluted income (loss) per share from continuing operations	$(3,842)	18,092	$(0.21)	$(7,290)	17,848	$(0.41)	$9,595	18,104	$0.53

For the years ended December 31, 2005 and 2004, we did not assume conversion of the convertible debt or exercise of any share-based options as the effect would be anti-dilutive.  For the year ended December 31, 2003, weighted-average outstanding stock options totaling approximately 0.1 million shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share.  For the convertible notes, issued in June 2004, we did not assume conversion for the years ended December 31, 2005 and 2004 as the effect would be anti-dilutive.

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

Pro Forma Information

Unaudited pro forma operations, assuming each purchase acquisition was made at the beginning of the year preceding the acquisition, are shown below (in thousands, except per share data):

	For the Years Ended December 31,
	2005	2004	2003

Total revenues	$133,618	$119,875	$125,376

Income (loss) from continuing operations	$(4,122)	$(12,424)	$10,508
Discontinued operations	—	667	(5,818)
Net loss	$(4,122)	$(11,757)	$4,690

Net income (loss) per share:
Net income (loss) per share — Basic
Income (loss) from continuing operations	$(0.23)	$(0.70)	$0.60
Income (loss) from discontinued operations	—	0.04	(0.33)
Net income per share — Basic	$(0.23)	$(0.66)	$0.27

Income (loss) per share — Diluted
Income (loss) from continuing operations	$(0.23)	$(0.70)	$0.58
Income (loss) from discontinued operations	—	0.04	(0.32)
Net income (loss) per share — Diluted	$(0.23)	$(0.66)	$0.26

Pro forma data reflects the difference in amortization expense between Epiq and the acquired companies as well as other adjustments, including income taxes and management compensation.  The pro forma information is not necessarily indicative of what would have occurred if the acquisition had been completed on that date nor is it necessarily indicative of future operating results.

NOTE 14:      DISCONTINUED OPERATIONS

During November 2003, we determined that the infrastructure software business was no longer aligned with our long-term strategic objectives.  Accordingly, we developed a plan to sell, within one year, our infrastructure software business.  At the time, we determined that this business should be classified as a discontinued operation and that the related long-lived assets should be measured at the lower of their carrying amounts or fair value less cost to sell.  Our estimated proceeds from the sale of our infrastructure software business, net of estimated selling costs, was less than the carrying amount of this business.  As a result, for the year ended December 31, 2003, we reduced the carrying value of these assets, consisting of property and equipment, goodwill and other intangible assets, and recorded a pre-tax impairment charge, included in discontinued operations in the consolidated statements of operations, of approximately $7.6 million.  The tax benefit related to this impairment charge, also included in discontinued operations in the consolidated statements of operations, was approximately $3.0 million.

On April 30, 2004, we sold our infrastructure software business to a private company with expertise in file transfer technology for consideration consisting of cash and a note receivable.  As of December 31, 2005, we had collected all amounts due related to the note receivable.  During the year ended December 31, 2004, we recognized a gain related to this sale, included in discontinued operations in the consolidated statements of operations, of approximately $1.0 million, net of tax.

As of December 31, 2004 and 2005, we did not hold any assets or liabilities related to this discontinued business.  Revenues, cost of sales, and operating expenses related to this discontinued business have been included in discontinued operations” in the accompanying consolidated statements of operations for all periods presented.  Following is summary financial information for discontinued operations (in thousands):

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

Information concerning operations of our reportable segments is as follows (in thousands):

	Year Ended December 31, 2005
	Case	Document
	Management	Management	Unallocated	Consolidated

Revenue:
Operating revenue before reimbursed direct costs	$54,813	$27,874	$—	$82,687
Operating revenue from reimbursed direct costs	3,138	20,505	—	23,643
Total revenue	57,951	48,379	—	106,330

Costs and expenses:
Direct costs, general and administrative costs and depreciation and software amortization	32,580	36,581	26,989	96,150
Amortization of identifiable intangible assets	5,027	1,724	—	6,751
Acquisition related	—	—	2,984	2,984
Total operating expenses	37,607	38,305	29,973	105,885

Operating income	$20,344	$10,074	$(29,973)	445
Net expenses related to financing				(6,687)

Loss from continuing operations before income taxes				(6,242)

Provision for income tax benefit				(2,400)

Net loss from continuing operations				$(3,842)

Total assets	$260,831	$59,581	$98,059	$418,471
Provisions for depreciation and amortization	$9,681	$2,155	$2,203	$14,039
Capital expenditures	$4,961	$38	$1,825	$6,824

	Year Ended December 31, 2004
	Case	Document
	Management	Management	Unallocated	Consolidated

Revenue:
Operating revenue before reimbursed direct costs	$41,474	$36,549	$—	$78,023
Operating revenue from reimbursed direct costs	2,465	17,880	—	20,345
Total revenue	43,939	54,429	—	98,368

Costs and expenses:
Direct costs, general and administrative costs and depreciation and software amortization	29,107	40,604	23,086	92,797
Amortization of identifiable intangible assets	5,243	2,524	—	7,767
Acquisition related	—	—	2,197	2,197
Total operating expenses	34,350	43,128	25,283	102,761

Operating loss	$9,589	$11,301	$(25,283)	(4,393)
Net expenses related to financing				(7,210)

Loss from continuing operations before income taxes				(11,603)

Provision for income tax benefit				(4,313)

Net loss from continuing operations				$(7,290)

Total assets	$131,233	$51,264	$61,820	$244,317
Provisions for depreciation and amortization	$9,505	$2,998	$1,791	$14,294
Capital expenditures, including capital leases	$5,326	$36	$4,464	$9,826

	Year Ended December 31, 2003
	Case	Document
	Management	Management	Unallocated	Consolidated

Revenue:
Operating revenue before reimbursed direct costs	$41,532	$12,730	$—	$54,262
Operating revenue from reimbursed direct costs	311	5,207	—	5,518
Total revenue	41,843	17,937	—	59,780

Costs and expenses:
Direct costs, general and administrative costs and depreciation and software amortization	13,118	9,658	15,150	37,926
Amortization of identifiable intangible assets	2,102	1,508	—	3,610
Acquisition related	—	—	1,793	1,793
Total operating expenses	15,220	11,166	16,943	43,329

Operating income	$26,623	$6,771	$(16,943)	16,451
Net income related to financing				83

Income from continuing operations before income taxes				16,534

Provision for income tax expense				6,939

Net income from continuing operations				$9,595

Total assets	$59,518	$26,806	$56,862	$143,186
Provisions for depreciation and amortization	$5,881	$1,516	$781	$8,178
Capital expenditures	$3,609	$—	$2,916	$6,525

NOTE 16:      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Cash paid (received) for:
Interest	$3,376	$3,877	$53
Income taxes	8,499	(207)	7,518
Non-cash investing and financing transactions:
Capitalized lease obligations incurred	—	2,733	—
Issuance of common shares in purchase transactions	24,233	—	16,500
Obligation incurred in purchase transactions	463	—	3,445

NOTE 17:      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2005, management identified an accounting error in its historical consolidated financial statements related to the appropriate accounting treatment for certain complex aspects of revenue recognition, specifically the evaluation of vendor specific objective evidence (VSOE) of fair value for specified software upgrades provided within a bundled arrangement as required by Statement of Position 97-2, Software Revenue Recognition (SOP 97-2).  As a result, we have restated our financial statements as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, initially filed with the SEC on March 8, 2006, for the quarterly information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 initially filed with the SEC on March 8, 2006, for the three months ended March 31, 2006 and 2005, included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, initially filed with the SEC on May 9, 2006, for the three and six months ended June 30, 2006 and 2005, included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, initially filed with the SEC on August 8, 2006, and for the three and nine months ended September 20, 2005, included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 14, 2006.

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

In October 2003, we entered into a three year arrangement (the 2003 Arrangement) with our primary financial institution.  As a part of the 2003 Arrangement, we continued to perform each of our first and second quarter specified software upgrades through the term of the arrangement (September 30, 2006), and the bank agreed to compensate us for these upgrades on terms similar to our historical terms when we delivered the upgrades on a standalone basis.  As a result, in our previously reported financial statements, we concluded that we had established VSOE for the software upgrades and we recognized revenue for the software upgrades on delivery.  Revenue related to hardware and hardware maintenance was recognized as explained in the “Revenue Recognition” accounting policy contained in note 1.  As we did not have VSOE for the software license, we combined the software license with the remaining undelivered element, PCS, as a single unit of accounting.  Revenue related to PCS was entirely contingent on the placement of deposits by the trustee with the financial institution.  Accordingly, we recognized this contingent usage based revenue consistent with the guidance provided by American Institute of Certified Public Accountants’ Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee became fixed or determinable at the time actual usage occurred and collectibility was probable.  This occurred monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to with the bankruptcy trustee client. At that time, we had also satisfied the revenue recognition criteria contained in SAB Topic 13, since we had persuasive evidence that an arrangement existed, services had been rendered, the price was fixed and determinable, and collectibility was reasonably assured.

Subsequent to the issuance of the financial statements referenced above, we concluded that, although we historically sold software upgrades on a standalone basis, each specified software upgrade should be considered a separate product and, therefore, the price of prior software upgrades cannot be used to establish the price of future software upgrades.  As our primary financial institution was the only payee for software upgrades during the period of the 2003 Arrangement, we were unable to establish VSOE for the software upgrades.  Under SOP 97-2, if VSOE cannot be established for software upgrades, then consideration received under the 2003 Arrangement, except for consideration related to the provision of hardware and hardware maintenance, must be deferred until all software upgrades have been delivered.  Although we continued to invoice, and the bank continued to pay, our volume-based fees related to software licenses and postcontract customer support as well as our semi-annual software upgrades, these amounts cannot be recognized as revenue when we provide the services.  Instead, these amounts are recorded as a deferred revenue liability on our consolidated balance sheet.  From inception of the arrangement through December 31, 2005 and March 31, 2006, we recorded as deferred revenue $59.7 million and $66.1 million, respectively, of amounts invoiced under the 2003 Arrangement. On delivery of the final upgrade during the second quarter of 2006, the only remaining undelivered element was PCS services.  In accordance with SOP 97-2, on delivery of the final software upgrade we recognized revenue previously deferred on a proportionate basis over the three year term of the contract.  As the contract commenced October 1, 2003 and terminated September 30, 2006, we recognized approximately $60.1 million of net deferred revenue related to this arrangement during the second quarter of 2006 and we recognized approximately $6.0 million of deferred revenue related to this arrangement during the third quarter of 2006.

With this restatement, we have also included the presentation of revenue related to software arrangements which include both product (software license and upgrades) with services (PCS) on a separate line item, “Case management bundled software license, software upgrade and postcontract customer support services,” within the revenue section of our consolidated statements of operations.  We have also disaggregated direct costs related to operating revenue into three line items, “Direct costs of services,”  “Reimbursed direct costs,” and “Direct costs of bundled software license, software upgrade and postcontract customer support services,” within the costs and expenses section of our consolidated statements of operations.

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

A summary of the significant effects of the restatement is as follows:  (in thousands, except per share data)

	As of December 31,
	2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated

Consolidated Balance Sheet
Deferred income taxes	$1,978	$25,579
Total Current Assets	56,591	80,192
Deferred income taxes	—	—	$—	$4,229
Total Long-term Assets	—	—	201,049	205,278
Total Assets	394,870	418,471	240,088	244,317
Other accrued expenses	3,872	3,322	899	841
Deferred revenue	—	60,224	—	58
Total Current Liabilities	45,608	105,282	16,060	16,060
Deferred income taxes			9,696	—
Deferred revenue			—	35,208
Total Long-term Liabilities			84,195	109,707
Retained earnings	47,864	11,791	36,916	15,633
Total Stockholders’ Equity	176,541	140,468	139,833	118,550
Total Liabilities and Stockholders’ Equity.	394,870	418,471	240,088	244,317

	Years Ended December 31,
	2005		2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Consolidated Statements of Operations
Case management services	$79,279	$53,042	$68,526	$41,275	$49,688	$23,063
Case management bundled software license, software upgrade and postcontract customer support services	—	1,771	—	199	—	18,469
Total Revenue	130,796	106,330	125,420	98,368	67,936	59,780
Direct costs of services (exclusive of depreciation and amortization)	57,790	30,225	60,384	37,411	16,490	8,380
Direct costs of bundled software license, software upgrade and postcontract customer support services (exclusive of depreciation and amortization)	—	3,809	—	2,849	—	2,491
Reimbursed direct costs	—	23,756	—	20,124	—	5,619
Income (Loss) from Operations	24,911	445	22,659	(4,393)	24,607	16,451
Income (Loss) from Continuing Operations Before Income Taxes	18,224	(6,242)	15,449	(11,603)	24,690	16,534
Provision (Benefit) for Income Taxes	7,276	(2,400)	6,386	(4,313)	10,165	6,939
Income (loss) from Continuing Operations	10,948	(3,842)	9,063	(7,290)	14,525	9,595
Net Income (Loss)	10,948	(3,842)	9,730	(6,623)	8,707	3,777

Net Income (Loss) per Share
Basic — income (loss) from continuing operations	$0.61	$(0.21)	$0.51	$(0.41)	$0.82	$0.54
Basic — net income (loss) per share	0.61	(0.21)	0.55	(0.37)	0.49	0.21
Diluted — income (loss) from continuing operations	0.56	(0.21)	0.49	(0.41)	0.80	0.53
Diluted — income (loss) from discontinued operations			0.03	0.04
Diluted — net income (loss) per share	0.56	(0.21)	0.52	(0.37)	0.48	0.21

Weighted Average Common Shares Outstanding — Diluted	21,551	18,092	19,828	17,848

	Years Ended December 31,
	2005		2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Consolidated Statements of Cash Flow
Cash Flows from Operating Activities
Net income (loss)	$10,948	$(3,842)	$9,730	$(6,623)	$8,707	$3,777
Provision (benefit) for deferred income taxes	(188)	(9,864)	8,208	(2,491)	(1,855)	(5,081)
Accounts payable and other liabilities	3,402	3,126	(10,762)	(10,779)	2,607	2,618
Deferred revenue	—	24,742	—	27,069	—	8,145
Net Cash Provided by Operating Activities	27,238	27,238	31,589	31,589	20,651	20,651

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

The following exhibits are filed with this Form 10-K/A or are incorporated herein by reference:

Exhibit Number	Description
3.1

Articles of Incorporation, as amended through June 2, 2004. Previously filed as an exhibit to the annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 8, 2006.

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

4.5

Form of Contingent Convertible Subordinated Note, as amended. Previously filed as an exhibit to the annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 8, 2006.

10.1

1995 Stock Option Plan, as amended. Incorporated by reference and previously filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission (File No. 333 -51525) on May 1, 1998.

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

10.5

Employment Agreement dated as of January 31, 2003, among Bankruptcy Services LLC, EpiqSystems, Inc and Ron Jacobs. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2003.

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

10.15

Form of Nonqualified Stock Option Agreement under 2004 Equity Incentive Plan. Previously filed as an exhibit to the annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 8, 2006.

10.16

Escrow Agreement among Epiq Systems, Inc., Ajuta International Pty. Ltd., as trustee of Hypatia Trust, and Wells Fargo Bank, N.A. dated as of November 15, 2005. Incorporated by reference and previously filed as an exhibit to the Registration Statement No. 333-133296 on Form S-3/A filed with the Securities and Exchange Commission on June 14, 2006.

10.17	Letter Agreement dated February 7, 2006, between Epiq Systems, Inc. and Bank of America, N.A. (redacted — request for confidential treatment pending).*+
12.1	Statement regarding computation of earnings to fixed charges. *
21.1	List of Subsidiaries. Previously filed as an exhibit to the annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 8, 2006.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350.*

*                    Filed herewith.

+                    Certain confidential portions of this exhibit have been redacted.  A complete version of this exhibit has been filed with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.