Form 10-Q/A
period 2006-03-31
EPIQ SYSTEMS INC
filed 2007-02-08
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

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

EPIQ SYSTEMS, INC.

FORM 10-Q/A

QUARTER ENDED MARCH 31, 2006

Explanatory Note

Epiq Systems, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three months ended March 31, 2006 (Form 10-Q/A) to restate our previously issued financial statements initially filed with the Securities and Exchange Commission (SEC) on May 9, 2006, as discussed in note 10 to the condensed consolidated financial statements.

This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I of the original filing to reflect the effects of this restatement.  The remaining Items contained in this Form 10-Q/A consist of all other Items contained in the original Form 10-Q for the three months ended March 31, 2006.  These remaining Items are not amended by this filing.  Except for the foregoing amended information, this 10-Q/A continues to describe conditions as of the date of the original filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.  In addition, pursuant to the rules of the SEC, Exhibits 31.1, 31.2, 32.1, and 32.2 of the original filing have been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer.  The updated certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1, and 32.2.

PART I - FINANCIAL INFORMATION

ITEM 1.          Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(As Restated, see note 10)	(As Restated, see note 10)
REVENUE:
Case management services	$18,901	$12,807
Case management bundled software license, software upgrade and postcontract customer support services	685	261
Document management services	12,975	6,081
Operating revenue before reimbursed direct costs	32,561	19,149
Operating revenue from reimbursed direct costs	5,657	5,495
Total Revenue	38,218	24,644

OPERATING EXPENSES:
Direct costs of services (exclusive of depreciation and amortization shown separately below)	14,376	7,247
Direct cost of bundled software license, software upgrade and postcontract customer support services (exclusive of depreciation and amortization shown separately below)	1,035	937
Reimbursed direct costs	5,720	5,552
General and administrative	11,699	7,992
Depreciation and software and leasehold amortization	2,297	1,774
Amortization of other intangibles	2,767	1,623
Total Operating Expenses	37,894	25,125

INCOME (LOSS) FROM OPERATIONS	324	(481)

EXPENSES (INCOME) RELATED TO FINANCING:
Interest income	(46)	(39)
Interest expense	3,310	801
Net Expenses Related To Financing	3,264	762

LOSS BEFORE INCOME TAXES	(2,940)	(1,243)

PROVISION (BENEFIT) FOR INCOME TAXES	(1,191)	885

NET LOSS	$(1,749)	$(2,128)

NET LOSS PER SHARE INFORMATION:
Basic	$(0.09)	$(0.12)
Diluted	$(0.09)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,284	17,887
Diluted	19,284	17,887

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	March 31, 2006	December 31, 2005
	(As Restated, see note 10)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,827	$13,563
Trade accounts receivable, less allowance for doubtful accounts of $3,229 and $3,481, respectively	35,765	33,504
Prepaid expenses	3,125	2,818
Income taxes refundable	3,415	4,643
Deferred income taxes	27,853	25,579
Other current assets	516	85
Total Current Assets	77,501	80,192

LONG-TERM ASSETS:
Property, equipment and leasehold improvements, net	24,295	23,751
Software development costs, net	8,913	8,848
Goodwill	249,729	249,427
Other intangibles, net of accumulated amortization of $16,525 and $13,758, respectively	50,302	53,399
Other	2,722	2,854
Total Long-term Assets, net	335,961	338,279
Total Assets	$413,462	$418,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,684	$7,954
Customer deposits	2,359	2,196
Accrued compensation	1,151	3,944
Other accrued expenses	3,387	3,322
Deferred revenue	67,027	60,224
Current maturities of long-term obligations	18,496	27,642
Total Current Liabilities	100,104	105,282

LONG-TERM LIABILITIES:
Long-term obligations (excluding current maturities)	145,645	145,906
Deferred income taxes	26,351	26,815
Other long-term liabilities	481	—
Total Long-term Liabilities	172,477	172,721

STOCKHOLDERS’ EQUITY:
Common stock - $0.01 par value; 50,000,000 shares authorized; issued and outstanding – 19,358,717 and 19,253,466 shares at March 31, 2006 and December 31, 2005, respectively	194	193
Additional paid-in capital	130,661	128,484
Retained earnings	10,042	11,791
Accumulated other comprehensive loss	(16)	—
Total Stockholders’ Equity	140,881	140,468
Total Liabilities and Stockholders’ Equity	$413,462	$418,471

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(As Restated, see note 10)	(As Restated, see note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,749)	$(2,128)
Adjustments to reconcile net loss to net cash from operating activities:
Share-based compensation expense	530	—
Benefit for deferred income taxes	(2,547)	(2,453)
Depreciation and software and leasehold amortization	2,297	1,774
Loan fee amortization	337	284
Amortization of other intangibles	2,767	1,623
Other	39	(57)
Changes in operating assets and liabilities, net of effects from business acquisition:
Trade accounts receivable	(1,986)	(6,230)
Prepaid expenses and other assets	(943)	(757)
Accounts payable and other liabilities	(1,377)	(459)
Deferred revenue	6,803	6,818
Excess tax benefit related to share-based compensation	(145)	—
Income taxes (including $402 and $18 of tax benefit related to share-based compensation, respectively)	1,630	3,292
Net cash provided by operating activities	5,656	1,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,990)	(404)
Software development costs	(935)	(437)
Cash paid for acquisition of business, net of cash acquired	(150)	—
Purchase of short-term investments	—	(4,000)
Sale of short-term investments	—	2,150
Other	3	(1,767)
Net cash used in investing activities	(4,072)	(4,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	—	5,000
Principal payments under long-term debt obligations	(9,712)	(7,118)
Excess tax benefit related to share-based compensation	145	—
Proceeds from exercise of stock options	1,247	46
Net cash used in financing activities	(8,320)	(2,072)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,736)	(4,823)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,563	13,330
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,827	$8,507

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,913	$834
Income taxes paid (received)	$(275)	$46

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

Comprehensive Loss

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for reporting and display of comprehensive income or loss and its components.  Our total comprehensive loss, which includes net earnings and foreign currency translation adjustments, was as follows (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005

Net loss	$(1,749)	$(2,128)
Foreign currency translation adjustment	(16)	—
Total comprehensive loss	$(1,765)	$(2,128)

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

RevenueRrecognition.

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

For Chapter 7 related arrangements with financial institutions, we earn contingent monthly fees from the financial institution related to the software license, hardware lease, hardware maintenance, and PCS services.  We account for the software license and PCS service elements in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2).  Since we have not established vendor specific objective evidence (VSOE) of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered element, which is PCS services.  This revenue, when recognized, is included on our condensed consolidated statements of operations as a component of “Case management bundled software license, software upgrade and postcontract customer support services” revenue.  Revenue related to PCS services is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants’ Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to.  At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2, since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

We also provide our trustees with certain hardware, such as desktop computers, monitors, and printers, and hardware maintenance.  We retain ownership of all hardware provided and, based on guidance provided in EITF 01-8, Determining Whether an Arrangement Contains a Lease, we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since all of the payments under our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease in accordance with SFAS 13, Accounting for Leases.  Therefore, all lease payments were accounted for as contingent rentals under EITF Issue No. 98-9, Accounting for Contingent Rent and SAB Topic 13, which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurred at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.  This revenue, which is less than ten percent of our total revenue, is included in our condensed consolidated statements of operations as a component of “Case management services” revenue.

Effective October 1, 2003, we entered into an arrangement with our primary depository financial institution under which we deliver two specified upgrades annually with the last specified upgrade to occur in the second quarter of 2006.  This arrangement included specific pricing for each software upgrade and certain special projects in addition to the contingent deposit-based pricing related to the software license, hardware, hardware maintenance, and PCS to each trustee client.  Therefore, the software upgrades and special projects are part of a bundled arrangement.  Each software upgrade is considered a separate and discrete product and, as we do not sell each software upgrade on a standalone basis, we were unable to establish VSOE of the fair value of the software upgrades.  As a result, the licensed software, software upgrade, special projects and PCS are a combined unit of accounting.  Revenue for this combined unit of accounting, when recognized, is included as a component of case management services revenue.  Since we do not have VSOE of the fair value of each separate upgrade, we have deferred recognition of substantially all revenue under this arrangement until delivery of the final upgrade.  The ongoing costs related to this arrangement were recognized as expense when incurred.  When the final upgrade is delivered and the only remaining undelivered element is PCS services, we will recognize revenue on a pro-rata basis over the term of the agreement.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as deferred revenue until all revenue recognition criteria have been satisfied.  As of March 31, 2006 and 2005, we had recorded on our consolidated balance sheets $66.1 million and $42.0 million, respectively, of deferred revenue under the October 2003 Arrangement.  Once the final upgrade is delivered and the only remaining undelivered element is PCS, we will recognize income on a pro-rata basis over the term of the agreement.

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

NOTE 2:   INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations for reporting on Form 10-Q for interim financial statements.  Accordingly, they do not include certain information and disclosures required for comprehensive annual financial statements.  The interim financial statements have not been audited.  The financial statements should be read in conjunction with our audited financial statements and accompanying notes, which are included in our Form 10-K/A for the year ended December 31, 2005.

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

Pro Forma Results

Pro forma results of operations assuming the above acquisitions were made at the beginning of 2005 are shown below (in thousands, except per share data):

Three Months Ended March 31, 2005

Total revenues	$31,470

Net loss	$(2,513)
Net loss per share:
Basic	$(0.14)
Diluted	$(0.14)

Pro forma adjustments include estimated amortization expense, interest expense, management compensation and income taxes.  The pro forma information is not necessarily indicative of what would have occurred if the acquisitions had been completed on that date nor is it necessarily indicative of future operating results.

NOTE 5:   INDEBTEDNESS

The following is a summary of indebtedness outstanding (in thousands):

	March 31,	December 31,
	2006	2005
Senior term loan	$17,000	$25,000
Senior revolving loan	93,028	93,028
Contingent convertible subordinated debt, including embedded option	51,597	51,326
Capital leases	964	972
Deferred acquisition price	1,552	3,222
Total indebtedness	$164,141	$173,548

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

The holders of the notes have the right to extend the maturity of the notes for a period not to exceed three years.  Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the notes represents an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the convertible debt balance was reduced by the same amount.  The convertible debt is accreted approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million.  On our accompanying condensed consolidated statements of operations, this accretion is a component of interest expense.  The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments that will be made if the convertible debt maturity is extended an additional three years.  Under this methodology, the embedded option has a current value of approximately $2.1 million.  On our accompanying condensed consolidated balance sheets, our obligation related to the embedded option has been included as a component of the convertible note payable.  For the three months ended March 31, 2006, the value of the embedded option increased by approximately $0.2 million and this increase is included as a component of interest expense on our accompanying condensed consolidated statements of operations.  The changes in carrying value of the convertible debt and fair value of the embedded option do not affect our cash flow and, if the embedded option is exercised, the value assigned to the embedded option will be amortized as a reduction to our 4% convertible debt interest expense over the periods payments are made.  If the option is not exercised by some or all convertible debt holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

Covenant Compliance

Our credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements (EBITDA) and total debt.  In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As a result of the restatement, which resulted in the deferral of a substantial portion of revenue as described in note 10, we were not in compliance with these financial covenants as of March 31, 2006.  As a result of the recognition of the deferred revenue during the second and third quarters of 2006; we were in compliance with all financial covenants as of June 30 and September 30, 2006.  The deferral of revenue and subsequent recognition of revenue was not anticipated by us or the banks at the time we established the current financial covenants in the credit facility.  On December 14, 2006, we obtained a waiver regarding this event of noncompliance from our credit facility syndicate.  Accordingly, we have classified this debt as current or long-term based on the debt’s original scheduled maturity.

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

Following is a summary of key assumptions used to value options granted during the three months ended March 31, 2006.

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

During the three months ended March 31, 2006, we recognized share-based compensation expense, which is a non-cash charge, of approximately $0.5 million, of which $0.1 million is included under the caption “Direct costs” and $0.4 million is included under the caption “General and administrative” on the accompanying condensed consolidated statements of operations.  During the three months ended March 31, 2006, we recognized a net tax benefit of approximately $0.2 million related to aggregate share-based compensation expense recognized during the same period.  As a result, our loss before income taxes increased by approximately $0.5 million, our net loss increased by approximately $0.3 million,  and both our basic and diluted net loss per share increased by approximately $0.02 per share. As of March 31, 2006, there was $7.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 2.5 years.

Prior to adoption of SFAS 123R, we accounted for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which required compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Options awarded under our option plans are granted with an exercise price equal to the fair market value on the date of the grant.  As a result, our condensed consolidated statements of operations does not include expense related to share-based compensation for the three months ended March 31, 2005.  Had the compensation cost been determined based on the fair value at the grant dates based on the guidance provided by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, our net loss and net loss per share for the three months ended March 31, 2005 would have been adjusted to the following pro forma amounts (in thousands, except per share data):

		Three Months Ended March 31, 2005

Net loss, as reported		$(2,128)
Add: stock-based employee compensation included in reported net earnings, net of tax		—
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax		(3,066)
Net loss, pro forma		$(5,194)

Net loss per share – Basic	As reported	$(0.12)
	Pro forma	$(0.29)

Net loss per share – Diluted	As reported	$(0.12)
	Pro forma	$(0.29)

Pro forma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of stock options.  For the three months ended March 31, 2005, we did not assume conversion of the convertible notes or exercise of share-based options as the effect was antidilutive.

NOTE 7:   NET LOSS PER SHARE

Basic net loss per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing net income available to common shareholders, increased by the amount of interest expense, net of tax, related to outstanding convertible debt, by the weighted average number of outstanding common shares and incremental shares that may be issued in future periods relating to outstanding stock options and convertible debt, if dilutive.  When calculating incremental shares related to outstanding stock options, we apply the treasury stock method.  The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital on exercise of the options, are used to repurchase outstanding shares at the average market price for the period.  The treasury stock method is applied only to share grants for which the effect is dilutive.

The computations of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2006			2005
	Net Loss	Weighted Average Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Shares Outstanding	Per Share Amount

Basic net loss per share	$(1,749)	19,284	$(0.09)	$(2,128)	17,887	$(0.12)

Effect of dilutive securities:
Stock options		—			—
Convertible debt	—	—		—	—

Diluted net loss per share	$(1,749)	19,284	$(0.09)	$(2,128)	17,887	$(0.12)

For the three months ended March 31, 2006 and 2005, we did not assume conversion of the convertible debt or exercise of any share-based options as the effect would be anti-dilutive.

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

Following is a summary of segment information (in thousands):

	Three Months Ended March 31, 2006
	Case	Document
	Management	Management	Unallocated	Consolidated

Revenue:
Operating revenue before reimbursed direct costs	$19,586	$12,975	$—	$32,561
Operating revenue from reimbursed direct costs	781	4,876	—	5,657
Total revenue	20,367	17,851	—	38,218

Costs and expenses:
Direct costs, general and administrative costs and depreciation and software and leasehold amortization	11,723	14,983	8,421	35,127
Amortization of identifiable intangible assets	2,250	517	—	2,767
Total operating expenses	13,973	15,500	8,421	37,894
Operating income	$6,664	$2,351	$(8,421)	324
Interest expense, net				3,264

Loss before income taxes				(2,940)
Benefit for income taxes				(1,191)

Net loss				$(1,749)

Depreciation and amortization expense	$3,890	$607	$567	$5,064

	Three Months Ended March 31, 2005
	Case	Document
	Management	Management	Unallocated	Consolidated

Revenue:
Operating revenue before reimbursed direct costs	$13,068	$6,081	$—	$19,149
Operating revenue from reimbursed direct costs	896	4,599	—	5,495
Total revenue	13,964	10,680	—	24,644

Costs and expenses:
Direct costs, general and administrative costs and depreciation and software and leasehold amortization	8,094	8,144	7,264	23,502
Amortization of identifiable intangible assets	1,157	466	—	1,623
Total operating expenses	9,251	8,610	7,264	25,125
Operating loss	$4,713	$2,070	$(7,264)	(481)
Interest expense, net				762
Loss before income taxes				(1,243)
Provision for income taxes				885

Net loss				$(2,128)

Depreciation and amortization expense	$2,244	$592	$561	$3,397

NOTE 10:      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2005, management identified an accounting error in its historical consolidated financial statements related to the appropriate accounting treatment for certain complex aspects of revenue recognition, specifically the evaluation of vendor specific objective evidence (VSOE) of fair value for specified software upgrades provided within a bundled arrangement as required by Statement of Position 97-2, Software Revenue Recognition (SOP 97-2).  As a result, we have restated our financial statements as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, initially filed with the SEC on March 8, 2006, for the quarterly information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 initially filed with the SEC on March 8, 2006, for the three months ended March 31, 2006 and 2005, included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, initially filed with the SEC on May 9, 2006, for the three and six months ended June 30, 2006 and 2005, included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, initially filed with the SEC on August 8, 2006, and for the three and nine months ended September 30, 2005, included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 14, 2006.

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

With this restatement, we have also reclassified revenue related to software arrangements which include both product (software license and upgrades) with services (PCS) to a separate line item, “Case management bundled software license, software upgrade and post contract customer support services,” within the revenue section of our condensed consolidated statements of operations.  We have also disaggregated direct costs related to operating revenue into three line items, “Direct costs of services,”  “Reimbursed direct costs,” and “Direct costs of bundled software license, software upgrade and postcontract customer support services,” within the costs and expenses section of our condensed consolidated statements of income.

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

A summary of the significant effects of the restatement is as follows:  (in thousands, except per share data)

	March 31, 2006
	As Previously Reported	As Restated
Consolidated Balance Sheet

Income taxes refundable	$3,302	$3,415
Deferred income taxes	1,706	27,853
Total Current Assets	51,241	77,501
Total Assets	387,202	413,462

Other accrued expenses	4,302	3,387
Deferred revenue	—	67,027
Total Current Liabilities	33,992	100,104

Retained earnings	49,894	10,042
Total Stockholders’ Equity	180,733	140,881
Total Liabilities and Stockholders’ Equity	387,202	413,462

Consolidated Statements of Operations

	Three Months Ended
	March 31, 2006		March 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

Case management services	$26,024	$18,901	$19,885	$12,807
Case management bundled software license, software upgrade and postcontract customer support services	—	685	—	261
Total Revenue	44,656	38,218	31,461	24,644
Direct costs of services (exclusive of depreciation and amortization)	21,131	14,376	13,736	7,247
Direct costs of bundled software license, software upgrade and postcontract customer support services (exclusive of depreciation and amortization)	—	1,035	—	937
Reimbursed direct costs	—	5,720	—	5,552
Income (Loss) from Operations	6,762	324	6,336	(481)
Income(Loss) Before Income Taxes	3,498	(2,940)	5,574	(1,243)
Provision (Benefit) For Income Taxes	1,468	(1,191)	2,324	885
Net Income (Loss)	2,030	(1,749)	3,250	(2,128)

Net Income (Loss) per Share
Basic – net income (loss) per share	$0.11	$(0.09)	$0.18	$(0.12)
Diluted – net income (loss) per share	$0.10	$(0.09)	$0.17	$(0.12)

Weighted Average Common Shares Outstanding – Diluted	23,325	19,284	21,112	17,887

Consolidated Statements of Cash Flow

	Three Months Ended
	March 31, 2006		March 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

Cash Flows from Operating Activities
Net income (loss)	$2,030	$(1,749)	$3,250	$(2,128)
Benefit for deferred income taxes	—	(2,547)	—	(2,453)
Other	38	39	186	(57)
Accounts payable and other liabilities	(1,012)	(1,377)	(458)	(459)
Deferred revenue	—	6,803	—	6,818
Income taxes, including tax benefit from exercise of stock options	1,743	1,630	2,035	3,292
Net Cash Provided by Operating Activities	5,656	5,656	1,707	1,707

*     *     *

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in the Form 10-Q/A and gives effect to the restatement described in note 10 to the condensed consolidated financial statements.

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

For Chapter 7 related arrangements with financial institutions, we earn contingent monthly fees from the financial institution related to the software license, hardware lease, hardware maintenance, and PCS services.  We account for the software license and PCS service elements in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2).  Since we have not established vendor specific objective evidence (VSOE) of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered element, which is PCS services.  This revenue, when recognized, is included on our condensed consolidated statements of operations as a component of “Case management bundled software license, software upgrade and postcontract customer support services” revenue.  Revenue related to PCS services is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants’ Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to.  At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2, since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

We also provide our trustees with certain hardware, such as desktop computers, monitors, and printers, and hardware maintenance.  We retain ownership of all hardware provided and, based on guidance provided in EITF 01-8, Determining Whether an Arrangement Contains a Lease, we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since all of the payments under our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease in accordance with SFAS 13, Accounting for Leases.  Therefore, all lease payments were accounted for as contingent rentals under EITF Issue No. 98-9, Accounting for Contingent Rent and SAB Topic 13, which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurred at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.  This revenue, which is less than ten percent of our total revenue, is included in our condensed consolidated statements of operations as a component of “Case management services” revenue.

Effective October 1, 2003, we entered into an arrangement with our primary depository financial institution under which we deliver two specified upgrades annually with the last specified upgrade to occur in the second quarter of 2006.  This arrangement included specific pricing for each software upgrade and certain special projects in addition to the contingent deposit-based pricing related to the software license, hardware, hardware maintenance, and PCS to each trustee client.  Therefore, the software upgrades and special projects are part of a bundled arrangement.  Each software upgrade is considered a separate and discrete product and, as we do not sell each software upgrade on a standalone basis, we were unable to establish VSOE of the fair value of the software upgrades.  As a result, the licensed software, software upgrade, special projects and PCS are a combined unit of accounting.  Revenue for this combined unit of accounting, when recognized, is included as a component of case management services revenue.  Since we do not have VSOE of the fair value of each separate upgrade, we have deferred recognition of substantially all revenue under this arrangement until delivery of the final upgrade.  The ongoing costs related to this arrangement were recognized as expense when incurred.  When the final upgrade is delivered and the only remaining undelivered element is PCS services, we will recognize revenue on a pro-rata basis over the term of the agreement.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as deferred revenue until all revenue recognition criteria have been satisfied.  As of March 31, 2006 and 2005, we had recorded on our consolidated balance sheets $66.1 million and $42.0 million, respectively, of deferred revenue under the October 2003 Arrangement.  Once the final upgrade is delivered and the only remaining undelivered element is PCS, we will recognize income on a pro-rata basis over the term of the agreement.

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

Share-based compensation.  Effective January 1, 2006, we began accounting for share-based compensation under SFAS No. 123R.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.  We recognize this expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award.  Recognition of share-based compensation expense had, and will likely continue to have, a material affect on our direct costs and general and administrative line items within our condensed consolidated statements of operations and also may have a material affect on our deferred income taxes and additional paid-in capital line items within our condensed consolidated balance sheets.  Adoption of SFAS No. 123R affects the classification within our condensed consolidated statement of cash flows of certain tax benefits as certain tax benefits formerly classified as an operating cash flow are now classified as a financing cash flow.  To date, the only share-based compensation we have issued is share options.

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

Results of Operations for the Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005

Consolidated Results

Revenue

Total revenue of $38.2 million for the three months ended March 31, 2006 represents a $13.6 million, or an approximate 55% increase, compared to $24.6 million of revenue for the same period in the prior year.  A significant part of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying condensed consolidated statements of operations.  Although reimbursed operating revenue and direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Operating revenue exclusive of revenue from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, increased approximately 70% to $32.6 million for the three months ended March 31, 2006 compared to $19.1 million for the same period in the prior year.  All revenue is directly related to a segment, and changes in revenue by segment are discussed below.

Costs and Expenses

Direct costs of services, exclusive of depreciation and amortization, increased to $14.4 million for the three months ended March 31, 2006 compared with $7.2 million during the same period in the prior year.  Exclusive of direct costs related to businesses acquired after March 31, 2005, direct costs had a small increase to approximately $7.5 million for the three months ended March 31, 2006 compared with $7.2 million for the same period in the prior year.  Changes in our segment cost structure are discussed below.

Direct cost of bundled software license, software upgrade and postcontract customer support services, exclusive of depreciation and amortization, increased approximately $0.1 million to $1.0 million for three months ended March 31, 2006 compared with $0.9 million for the same period in the prior year primarily as a result of increased compensation costs.  Changes in our segment cost structure are discussed below.

Reimbursed direct costs increased to $5.7 million for the three months ended March 31, 2006 compared with $5.6 million during the same period in the prior year.  Exclusive of reimbursed direct costs related to recently acquired entities, reimbursed direct costs decreased to approximately $5.3 million for the three months ended March 31, 2006, compared with approximately $5.6 million for the same period in the prior year.  These changes are directly attributable to the changes in operating revenue from reimbursed direct costs.

General and administrative costs increased $3.7 million, or approximately 46%, to $11.7 million for the three months ended March 31, 2006 compared with $8.0 million for the same period in the prior year.  Exclusive of costs related to recently acquired entities, general and administrative costs increased to approximately 13% to $9.0 million for the three months ended March 31, 2006, compared with approximately $8.0 million for the same period in the prior year.  The primary reasons for the increase in general and administrative costs was the recognition of $0.5 million of share-based compensation expense resulting from adoption of Statement of Financial Accounting Standards No. 123 (revised) (SFAS 123R), Share-based Payment, combined with a $0.5 million increase in travel and meeting expense related to the expansion of our business.

Depreciation and software and leasehold amortization costs increased $0.5 million, or approximately 29%, to $2.3 million for the three months ended March 31, 2006 compared with $1.8 million for the same period in the prior year.  Exclusive of costs related to recently acquired entities, depreciation and software and leasehold amortization costs were approximately $1.8 million for both the three months ended March 31, 2006 and 2005.

Amortization of identifiable intangible assets, compared with the same period in the prior year, increased $1.1 million to $2.8 million for the three months ended March 31, 2006.  All identifiable intangible assets are directly related to a segment, and changes in amortization of identifiable intangible assets by segment are discussed below.

Interest Expense

We incurred interest expense of $3.3 million for the three months ended March 31, 2006 compared with interest expense of $0.8 million for the same period in the prior year.  The increase in interest expense during the three months ended March 31, 2006 compared with the same period in the prior year resulted primarily from an increase in average borrowings outstanding under our credit facility as a result of our acquisition of the nMatrix electronic discovery business.  Also contributing to the increase in interest expense was an increase in the value of the embedded option related to the outstanding convertible debt during the three months ended March 31, 2006, which resulted in a increase to interest expense, compared with decrease in the value of the embedded option during the three months ended March 31, 2005, which resulted in a decrease to interest expense, and an increase in interest rates during the three months ended March 31, 2006 compared with the same period in the prior year.

Effective Tax Rate

Our effective tax rate to record the tax benefit related to our net loss was 40.5% for the three months ended March 31, 2006 compared with a tax expense related to our net loss at an effective tax rate of 71.2% for the three months ended March 31, 2005.  We had tax expense related to our net loss for the three months ended March 31, 2005 as, although we have net losses before income taxes, we are unable to record a tax benefit for certain expenses that are not deductible for tax purposes.  These nondeductible expenses exceed our pre-tax net loss resulting in taxable income and, therefore, resulted in tax expense.  Our 2006 tax rate is higher than the statutory federal rate of 35% primarily due to state taxes.  We have significant operations located in New York City that are subject to state and local tax rates which are higher than the tax rates assessed by other jurisdictions where we operate.

Net Loss

Our net loss was approximately $1.7 million for the three months ended March 31, 2006 compared with a net loss of approximately $2.1 million for the same period in the prior year. This change is primarily the result of a $2.1 million increase in our income tax benefit and a $0.8 million improvement in operating income, offset by a $2.5 million increase in interest expense.

Case Management Segment

Case management operating revenue before reimbursed direct costs increased $6.5 million, or approximately 50%, to $19.6 million for the three months ended March 31, 2006 compared to $13.1 million for the same period in the prior year.  During the three months ended March 31, 2006, operating revenue before reimbursed direct costs from businesses acquired after March 31, 2005 totaled $8.6 million.  Exclusive of these newly acquired businesses, operating revenues before reimbursed direct costs decreased by $2.1 million compared to the same period in the prior year.  This operating revenue decrease is primarily attributable to a decline in class action case management revenue, which will vary from period to period based on the size and complexity of cases being administered and the timing of class action settlements.

Case management direct and administrative expenses, including depreciation and software and leasehold amortization, increased $3.6 million, or approximately 45%, to $11.7 million for the three months ended March 31, 2006 compared with $8.1 million for the same period in the prior year.  During the three months ended March 31, 2006, direct and administrative expenses, including depreciation and software and leasehold amortization, from businesses acquired after March 31, 2005 totaled $4.1 million.  Exclusive of these newly acquired businesses, our direct and administrative expenses, including depreciation and software leasehold amortization, decreased by $0.5 million, or 6%, compared to the same period in the prior year.  This decrease is primarily the result of a decrease in class action direct expenses, primarily as a result of temporary help and outside services expense reductions which were required last year to support the administration of a large case, partly offset by an increase in corporate restructuring direct and administrative expenses, primarily as a result of increased staffing.

Amortization of case management’s identifiable intangible assets increased to $2.2 million for the three months ended March 31, 2006 compared with $1.2 million for the same period in the prior year.  This increase is primarily the result of amortization of other intangible assets resulting from the acquisition of our electronic discovery business during the three month period ended March 31, 2006.

Document Management Segment

Document management operating revenue before reimbursed direct costs increased $6.9 million, or approximately 113%, to $13.0 million for the three months ended March 31, 2006 compared to $6.1 million for the same period in the prior year.  This increase is primarily attributable to the inclusion of $6.7 million of legal notification operating revenue before reimbursed direct costs generated from Hilsoft, which was acquired during October 2005.  Exclusive of Hilsoft, operating revenue before reimbursed direct costs increased $0.2 million primarily as a result of an increase in our corporate restructuring operating revenues.  Document management revenues can fluctuate materially from period to period based on clients’ business requirements.

Document management direct and administrative expenses, including depreciation and software and leasehold amortization, million increased approximately 84% to approximately $15.0 for the three months ended March 31, 2006 compared with approximately $8.1 million in the same period in the prior year.  This increase is primarily attributable to the inclusion of $6.3 million of direct and administrative expenses, including depreciation and software and leasehold amortization, related to our Hilsoft legal notification business acquired in October 2005.  Exclusive of Hilsoft, direct and administrative expenses, including depreciation and software and leasehold amortization, increased $0.5 million, or 6%, primarily as a result of an increase in outside services related to corporate restructuring and class action legal notification.  Outside service costs will vary depending on the nature and complexity of services provided.  Document management direct expenses include reimbursed expenses and other operating expenses which are more variable in nature than case management direct expenses.  Document management expenses will fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

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

Liquidity and Capital Resources

Operating Activities

During the three months ended March 31, 2006, our operating activities provided net cash of $5.7 million.  The primary sources of cash from operating activities were adjustments for non-cash charges and credits, primarily depreciation and amortization, of $3.4 million and changes in operating assets and liabilities, net of effects from business acquisitions, which increased our operating cash flow by $4.0 million primarily as a result of an increase in the deferred revenue liability partly offset by an increase in trade accounts receivable.  These sources of cash were partly offset by our net loss of $1.7 million.  Deferred revenue increased $6.8 million primarily as the result of deferral of substantially all of our Chapter 7 bankruptcy trustee revenue as we did not satisfy the revenue recognition criteria set forth in SOP 97-2.  This increase represents a net source of cash.  Receivables, which increased $2.0 million, will fluctuate from period to period depending on the timing of collections.  This increase represents a net use of cash.

Investing Activities

During the three months ended March 31, 2006, we used cash of approximately $3.0 million to pay for property and equipment purchases, including approximately $0.9 million of purchases that, in the normal course of business, were made prior to year end but paid for early this year.  Our property and equipment purchases consisted primarily of computer related hardware to support our electronic discovery and bankruptcy businesses.  Enhancements to our existing software and development of new software is essential to our continued growth and, during the three months ended March 31, 2006, we used cash of approximately $0.9 million to fund internal costs related to development of software for which technological feasibility has been established.  We believe the nature of our current business mix will continue to result in increased spending for property, equipment and software development during 2006 compared with 2005.  We anticipate that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending over the next year.

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

As of March 31, 2006, significant covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.50 to 1.00, a senior leverage ratio not to exceed 2.50 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  As a result of the restatement, which resulted in the deferral of a substantial portion of revenue as described in note 10, we were not in compliance with these financial covenants as of March 31, 2006.  As a result of the recognition of the deferred revenue during the second and third quarters of 2006, we were in compliance with all financial covenants as of June 30 and September 30, 2006.  The deferral of revenue and subsequent recognition of revenue was not anticipated by us or the banks at the time we established the current financial covenants in the credit facility.  On December 14, 2006, we obtained a waiver regarding this event of noncompliance from our credit facility syndicate.  Accordingly, we have classified this debt as current or long-term based on the debt’s original scheduled maturity.

We believe that the funds generated from operations plus amounts available under our credit facility’s senior revolving loan will be sufficient over the next year to finance currently anticipated working capital requirements, software expenditures, property and equipment expenditures, common share price protection payments, if any, related to common shares issued in conjunction with our acquisition of nMatrix, interest payments due on our outstanding borrowings, and payments for contractual obligations (exclusive of our term loan obligation).  Subsequent to March 31, 2006, the $17.0 million term loan under our credit facility, with an original maturity of August 2006, was paid down to $15.0 million and the maturity was extended to June 2007.

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

Off-balance Sheet Arrangements

As a part of the purchase price consideration to acquire nMatrix, we issued 1.2 million shares of our common stock to the seller.  As explained in note 4 to the condensed consolidated financial statements, under certain circumstances we may be required to pay the difference between $20.35 per share and the price at which the seller sells the shares.  Payments, if any, made under this arrangement will result in cash outflows.  As discussed under the caption “Liquidity and Capital Resources – Financing Activities” above, we believe cash generated from operations plus amounts available under our credit facility’s senior revolving loan will provide adequate liquidity to make any required payment under this arrangement.  The shares subject to this arrangement are currently unregistered; however, we anticipate these shares will be registered and available for sale in the future.

Contractual Obligations

The following table sets forth a summary of our contractual obligations and commitments, excluding periodic interest payments, for each twelve month period ending March 31 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt and future accretion (1)	$161,714	$17,593	$144,121	$—	$—
Employment agreements (2)	9,736	4,580	3,896	1,260	—
Capital lease obligations	964	950	14	—	—
Operating leases	37,134	5,159	8,933	7,073	15,969
Total	$209,548	$28,282	$156,964	$8,333	$15,969

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

Forward-Looking Statements

In this report, in other filings with the SEC and in press releases and other public statements by our officers throughout the year, Epiq Systems, Inc. makes or will make statements that plan for or anticipate the future.  These forward-looking statements include statements about our future business plans and strategies, and other statements that are not historical in nature.  These forward-looking statements are based on our current expectations.  In this Quarterly Report on Form 10-Q/A, we make statements that plan for or anticipate the future.  Many of these statements are found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective” and “potential.”  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements.  Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  These factors include (1) risks associated with the application of complex accounting rules to unique transactions, including the risk that good faith application of those rules and audits of those results may be later reversed by new interpretations of those rules or new views regarding the application of those rules, (2) any material changes in our total number of client engagements and the volume associated with each engagement, including the results for 2006 to date in our class action client engagements, (3) any material changes in our Chapter 7 deposit portfolio, the services required or selected by our electronic discovery, Chapter 11, Chapter 13, class action or mass tort engagements, or the number of cases processed by our Chapter 13 bankruptcy trustee clients, (4) material changes in the number of bankruptcy filings, class action filings or mass tort actions each year, (5) our reliance on our marketing and pricing arrangements with Bank of America and other depository banks (6) risks associated with the integration of acquisitions into our existing business operations, (7) risks associated without indebtedness, and (8) other risks detailed from time to time in our SEC filings, including our annual report on Form 10-K/A.  In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements.  We undertake no obligations to update any forward-looking statements contained herein to reflect future events or developments.

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

During fiscal year 2006, management identified an accounting error in its consolidated financial statements related to determination of the appropriate accounting treatment for certain complex aspects of revenue recognition, specifically the evaluation of vendor specific objective evidence of fair value for specified software upgrades provided within a bundled arrangement as required by Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition.  On November 14, 2006, our audit committee determined that our previously issued financial statements for the fiscal years ended December 31, 2005, 2004 and 2003, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for the quarterly information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and for the quarterly information included in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, should be restated.  The restatement is further discussed in note 10 to the accompanying condensed consolidated financial statements.  Management of the company, under the direction of our CEO and CFO, has reevaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006.  As a result of this evaluation, management determined that a material weakness existed in internal control over financial reporting.  Specifically, management has concluded that the control deficiency surrounding management’s oversight of the determination of the appropriate accounting treatment for certain complex aspects of revenue recognition, specifically the evaluation of vendor specific objective evidence of fair value for specified software upgrades provided within a bundled arrangement as required by SOP 97-2 represented a material weakness in internal control over financial reporting.  Our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal controls over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

After identifying the material weakness subsequent to the original issuance of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management initiated changes to remediate the material weakness described above.  We believe that, prior to December 31, 2006, we completed our remediation of the aforementioned material weakness in our internal control over financial reporting.  The completed remediation measures include the implementation of appropriate controls related to contracts or other arrangements that are within the scope of SOP 97-2 to provide a written analysis of the appropriate accounting for these contracts or other arrangement and the review of our conclusions with qualified internal accounting personnel or third party accounting experts.  In addition, we have provided our accounting staff with additional training related to generally accepted accounting principles and financial statement reporting matters.

PART II - OTHER INFORMATION

ITEM 1A.       Risk Factors.

There have been no material changes in our Risk Factors from those disclosed in our 2005 Annual Report on Form 10-K/A.

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

Epiq Systems, Inc.

Date:	February 8, 2007	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	February 8, 2007	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	February 8, 2007	/s/ Douglas W. Fleming
Douglas W. Fleming
Director of Finance
(Principal Accounting Officer)