Form 10-Q/A
period 2006-06-30
EPIQ SYSTEMS INC
filed 2007-02-08
CIK 1027207

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

EPIQ SYSTEMS, INC.

FORM 10-Q/A

QUARTER ENDED JUNE 30, 2006

Explanatory Note

Epiq Systems, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2006 (Form 10-Q/A) to restate our previously issued financial statements initially filed with the Securities and Exchange Commission (SEC) on August 8, 2006, as discussed in note 10 to the condensed consolidated financial statements.

This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I, and Item 1A of Part II of the original filing to reflect the effects of this restatement.  The remaining Items contained in this Form 10-Q/A consist of all other Items contained in the original Form 10-Q for the three and six months ended June 30, 2006.  These remaining Items are not amended by this filing.  Except for the foregoing amended information, this 10-Q/A continues to describe conditions as of the date of the original filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.  In addition, pursuant to the rules of the SEC, Exhibits 31.1, 31.2, 32.1, and 32.2 of the original filing have been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer.  The updated certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1, and 32.2.

PART I - FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(As Restated see note 10)	(As Restated see note 10)	(As Restated see note 10)	(As Restated see note 10)

REVENUE:
Case management services	$18,182	$13,128	$37,083	$25,935
Case management bundled software license, software upgrade and postcontract customer support services	67,009	335	67,694	596
Document management services	8,929	6,441	21,904	12,522
Operating revenue before reimbursed direct costs	94,120	19,904	126,681	39,053
Operating revenue from reimbursed direct costs	6,376	5,448	12,033	10,944
Total Revenue	100,496	25,352	138,714	49,997

COSTS AND EXPENSES:
Direct costs of services (exclusive of depreciation and amortization shown separately below)	10,752	7,097	25,128	14,344
Direct cost of bundled software license, software upgrade and postcontract customer support services (exclusive of depreciation and amortization shown separately below)	980	923	2,015	1,860
Reimbursed direct costs	6,447	5,544	12,167	11,096
General and administrative	12,359	8,044	24,058	16,036
Depreciation and software and leasehold amortization	2,494	1,775	4,791	3,549
Amortization of identifiable intangible assets	2,878	1,427	5,645	3,050
Acquisition related	250	—	250	—
Total Operating Expenses	36,160	24,810	74,054	49,935

INCOME FROM OPERATIONS	64,336	542	64,660	62

INTEREST EXPENSE (INCOME):
Interest income	(42)	(40)	(88)	(78)
Interest expense	3,382	1,884	6,692	2,685
Net Interest Expense (Income)	3,340	1,844	6,604	2,607

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	60,996	(1,302)	58,056	(2,545)

PROVISION (BENEFIT) FOR INCOME TAXES	24,704	(3,138)	23,513	(2,253)

NET INCOME (LOSS)	$36,292	$1,836	$34,543	$(292)

NET INCOME (LOSS) PER SHARE INFORMATION:
Basic	$1.87	$0.10	$1.79	$(0.02)
Diluted	$1.59	$0.10	$1.52	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,388	17,904	19,337	17,896
Diluted	23,004	18,432	23,159	17,896

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	June 30, 2006	December 31, 2005
	(As Restated see note 10)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,813	$13,563
Trade accounts receivable, less allowance for doubtful accounts of $3,232 and $3,481, respectively	32,155	33,504
Prepaid expenses	2,813	2,818
Income taxes refundable	1,322	4,643
Deferred income taxes	4,367	25,579
Other current assets	413	85
Total Current Assets	47,883	80,192

LONG-TERM ASSETS:
Property, equipment and leasehold improvements, net	23,949	23,751
Software development costs, net	9,061	8,848
Goodwill	261,119	249,427
Identifiable intangible assets, net of accumulated amortization of $19,402 and $13,758, respectively	49,825	53,399
Other	2,482	2,854
Total Long-term Assets, net	346,436	338,279
Total Assets	$394,319	$418,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,701	$7,954
Customer deposits	2,167	2,196
Accrued compensation	2,513	3,944
Other accrued expenses	4,343	3,322
Deferred revenue	6,845	60,224
Current maturities of long-term obligations	73,426	27,642
Total Current Liabilities	94,995	105,282

LONG-TERM LIABILITIES:
Long-term obligations (excluding current maturities)	94,202	145,906
Deferred income taxes	25,981	26,815
Other long-term liabilities	998	—
Total Long-term Liabilities	121,181	172,721

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $0.01 par value; 50,000,000 shares authorized; issued and outstanding – 19,394,217 and 19,253,466 shares at June 30, 2006 and December 31, 2005, respectively	194	193
Additional paid-in capital	131,617	128,484
Retained earnings	46,333	11,791
Accumulated other comprehensive loss	(1)	—
Total Stockholders’ Equity	178,143	140,468
Total Liabilities and Stockholders’ Equity	$394,319	$418,471

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(As Restated see note 10)	(As Restated see note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,543	$(292)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Share-based compensation expense	1,092	—
Provision (benefit) for deferred income taxes	20,505	(5,485)
Depreciation and software and leasehold amortization	4,791	3,549
Loan fee amortization	717	561
Amortization of identifiable intangible assets	5,645	3,050
Other	375	999
Changes in operating assets and liabilities, net of effects from business acquisition:
Trade accounts receivable	1,621	(4,573)
Prepaid expenses and other assets	(533)	(654)
Accounts payable and other liabilities	(637)	708
Deferred revenue	(53,379)	13,102
Excess tax benefit related to share-based compensation	(154)	—
Income taxes (including $419 and $117 of tax benefit related to share-based compensation, respectively)	3,740	(651)
Net cash provided by operating activities	18,326	10,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,358)	(896)
Software development costs	(2,020)	(957)
Cash paid for acquisition of business	(3,485)	—
Purchase of short-term investments	—	(6,000)
Sale of short-term investments	—	6,000
Other	(133)	447
Net cash used in investing activities	(9,996)	(1,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	—	5,000
Principal payments under long-term debt obligations	(16,720)	(13,681)
Excess tax benefit related to share-based compensation	154	—
Proceeds from exercise of share options	1,623	179
Other	(137)	—
Net cash used in financing activities	(15,080)	(8,502)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,750)	406
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,563	13,330
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,813	$13,736

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,880	$1,682
Income taxes (received) paid, net	$(835)	$3,861

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

Effective October 1, 2003, we entered into an arrangement with our primary depository financial institution under which we delivered two specified upgrades annually with the last specified upgrade occurring in the second quarter of 2006.  This arrangement included specific pricing for each software upgrade and certain special projects in addition to the contingent deposit-based pricing related to the software license, hardware, hardware maintenance, and PCS to each trustee client.  Therefore, the software upgrades and special projects are part of a bundled arrangement.  Each software upgrade is considered a separate and discrete product and, as we do not sell each software upgrade on a standalone basis, we were unable to establish VSOE of the fair value of the software upgrades.  As a result, the licensed software, software upgrade, special projects and PCS are a combined unit of accounting.  Revenue for this combined unit of accounting, when recognized, is included as a component of case management services revenue.  Since we did not have VSOE of the fair value of each separate upgrade, we deferred recognition of substantially all revenue under this arrangement until the final upgrade was delivered.  The ongoing costs related to this arrangement were recognized as expense when incurred.  On delivery of the final upgrade during the second quarter of 2006, the only remaining undelivered element was PCS services.  In accordance with SOP 97-2, on delivery of the final software upgrade, we recognized revenue previously deferred on a proportionate basis over the three year term of the contract.  As the contract commenced October 1, 2003 and terminates September 30, 2006, we recognized approximately $60.1 million of net deferred revenue during the second quarter of 2006 and we recognized approximately $6.0 million of deferred revenue related to this arrangement during the third quarter of 2006.

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

Comprehensive Income(Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for reporting and display of comprehensive income and losses and its components.  Our total comprehensive income (loss), which includes net earnings and foreign currency translation adjustments, was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net income (loss)	$36,292	$1,836	$34,543	$(292)
Foreign currency translation adjustment	15	—	(1)	—
Total comprehensive income (loss)	$36,307	$1,836	$34,542	$(292)

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

We assess goodwill for impairment as of July 31 and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  We did not recognize any impairment loss during the three and six month periods ended June 30, 2006 and 2005.

NOTE 4:   BUSINESS ACQUISITIONS

Epiq Advisory Services, Inc.

On May 16, 2006, our wholly-owned subsidiary, Epiq Advisory Services Inc., in an asset acquisition, acquired the claims preference business of Gazes LLC.  The total value of the transaction was $13.7 million, consisting of $3.0 million of cash paid on closing, $10.2 million of deferred payments, and $0.5 million of capitalized transaction costs.  If certain income targets are satisfied, we may be required to make additional payments, which would be recorded as compensation expense, to the seller.  The preliminary allocation of the purchase price is as follows:  $0.1 million to tangible net assets, $2.4 million to customer contracts, amortizable on a straight-line basis over two years, and $11.2 million to goodwill.  The purchase price in excess of the tax basis of the assets is expected to be deductible for tax purposes.  This acquisition further expands our case management service offerings.

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

Pro Forma Results

Pro forma results of operations assuming the above acquisitions were made at the beginning of 2005 are shown below (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Total revenue	$100,900	$34,291	$139,926	$67,016

Net income (loss)	$36,259	$1,670	$34,445	$(741)
Net income (loss) per share
Basic	$1.87	$0.09	$1.78	$(0.04)
Diluted	$1.59	$0.09	$1.51	$(0.04)

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

Covenant Compliance

Our credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements (EBITDA) and total debt.  In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As a result of the restatement, which resulted in the deferral of a substantial portion of revenue as described in note 10, we were not in compliance with these financial covenants through March 31, 2006.  As a result of recognition of the deferred revenue during the second quarter of 2006; we are in compliance with all financial covenants as of June 30, 2006.  The deferral of revenue and subsequent recognition of revenue was not anticipated by us or the banks at the time we established the current financial covenants in the credit facility.  On December 14, 2006, we obtained a waiver regarding this event of noncompliance from our credit facility syndicate.  Accordingly, we have classified this debt as current or long-term based on the debt’s original scheduled maturity.

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

Following is a summary of key assumptions used to value share options granted during the six months ended June 30, 2006.

Expected term (years)	5.0
Expected volatility	36.0% - 38.0%
Weighted average expected volatility	37.4%
Risk-free interest rate	4.3% - 4.9%
Dividend yield	0%

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

During the three months ended June 30, 2006, we recognized share-based compensation expense, which is a non-cash charge, of approximately $0.6 million, of which $0.2 million is included under the caption “Direct costs” and $0.4 million is included under the caption “General and administrative” on the accompanying condensed consolidated statements of operations.  During the three months ended June 30, 2006, we recognized a net tax benefit of approximately $0.2 million related to aggregate share-based compensation expense recognized during the same period.  As a result, income before income taxes was reduced by approximately $0.6 million, net income was reduced by approximately $0.4 million, net income per share – basic was reduced by approximately $0.02 per share, and net income per share – diluted was reduced by approximately $0.02 per share.

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

During the six months ended June 30, 2006, we recognized share-based compensation expense, which is a non-cash charge, of approximately $1.1 million, of which $0.3 million is included under the caption “Direct costs” and $0.8 million is included under the caption “General and administrative” on the accompanying condensed consolidated statements of operations.  During the six months ended June 30, 2006, we recognized a net tax benefit of approximately $0.4 million related to aggregate share-based compensation expense recognized during the same period.  As a result, income before income taxes was reduced by approximately $1.1 million, net income was reduced by approximately $0.7 million, net income per share – basic was reduced by approximately $0.04 per share, and net income per share – diluted was reduced by approximately $0.03 per share.  As of June 30, 2006, there was $7.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 2.4 years.

Prior to adoption of SFAS 123R, we accounted for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which required compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Share options awarded under our share option plans are granted with an exercise price equal to the fair market value on the date of the grant.  As a result, our condensed consolidated statements of operations do not include expense related to share-based compensation for the three and six month periods ended June 30, 2005.  Had the compensation cost been determined based on the fair value at the grant dates based on the guidance provided by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, our net income (loss) and net income (loss) per share for the three month and six month periods ended June 30, 2005 would have been adjusted to the following pro forma amounts (in thousands, except per share data):

		Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income (loss), as reported		$1,836	$(292)
Add: stock-based employee compensation included in reported net earnings, net of tax		—	—
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax		(2,200)	(5,266)
Net loss, pro forma		$(364)	$(5,558)

Net income (loss) per share – Basic	As reported	$0.10	$(0.02)
	Pro forma	$(0.02)	$(0.31)

Net income (loss) per share – Diluted	As reported	$0.10	$(0.02)
	Pro forma	$(0.02)	$(0.31)

Pro forma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of share options.  For the three and six month periods ended June 30, 2005, we did not assume conversion of the convertible notes or exercise of share-based options as the effect was antidilutive.

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

The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2006			2005
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount

Basic net income per share	$36,292	19,388	$1.87	$1,836	17,904	$0.10

Effect of dilutive securities:
Share options		759			528
Convertible debt	301	2,857		—	—

Diluted net income per share	$36,593	23,004	$1.59	$1,836	18,432	$0.10

For the three month periods ended June 30, 2006 and 2005, weighted-average outstanding share options totaling approximately 1.9 million and 1.5 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share. For the three months ended June 30, 2005, we did not assume conversion of the convertible notes as the effect was antidilutive.

	Six Months Ended June 30,
	2006			2005
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Shares Outstanding	Per Share Amount

Basic net income (loss) per share	$34,543	19,337	$1.79	$(292)	17,896	$(0.02)

Effect of dilutive securities:
Share options		965			—
Convertible debt	600	2,857		—	—

Diluted net income (loss) per share	$35,143	23,159	$1.52	$(292)	17,896	$(0.02)

For the six month periods ended June 30, 2006, weighted-average outstanding share options totaling approximately 1.3 million shares of common stock were antidilutive and therefore not included in the computation of diluted earnings per share.  For the six months ended June 30, 2005, we did not assume conversion of the convertible debt or exercise of any share-based options as the effect would be anti-dilutive.

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

Following is a summary of segment information (in thousands):

	Three Months Ended June 30, 2006
	Case	Document
	Management	Management	Unallocated	Consolidated

Revenue:
Operating revenue before reimbursed direct costs	$85,191	$8,929	$—	$94,120
Operating revenue from reimbursed direct costs	733	5,643	—	6,376
Total revenue	85,924	14,572	—	100,496

Costs and expenses:
Direct costs, general and administrative costs and depreciation and software and leasehold amortization	13,131	11,712	8,189	33,032
Amortization of identifiable intangible assets	2,393	485	—	2,878
Acquisition related	—	—	250	250
Total operating expenses	15,524	12,197	8,439	36,160
Income from operations	$70,400	$2,375	$(8,439)	64,336
Interest expense, net				3,340
Income before income taxes				60,996
Provision for income taxes				24,704

Net income				$36,292

Depreciation and amortization expense	$4,200	$576	$596	$5,372

	Three Months Ended June 30, 2005
	Case	Document
	Management	Management	Unallocated	Consolidated

Revenue:
Operating revenue before reimbursed direct costs	$13,463	$6,441	$—	$19,904
Operating revenue from reimbursed direct costs	747	4,701	—	5,448
Total revenue	14,210	11,142	—	25,352

Costs and expenses:
Direct costs, general and administrative costs and depreciation and software and leasehold amortization	7,729	8,518	7,136	23,383
Amortization of identifiable intangible assets	1,054	373	—	1,427
Total operating expenses	8,783	8,891	7,136	24,810
Income from operations	$5,427	$2,251	$(7,136)	542
Interest expense, net				1,844
Loss before income taxes				(1,302)
Provision for income taxes				(3,138)

Net income				$1,836

Depreciation and amortization expense	$2,145	$497	$560	$3,202

	Six Months Ended June 30, 2006
	Case	Document
	Management	Management	Unallocated	Consolidated

Revenue:
Operating revenue before reimbursed direct costs	$104,777	$21,904	$—	$126,681
Operating revenue from reimbursed direct costs	1,514	10,519	—	12,033
Total revenue	106,291	32,423	—	138,714

Costs and expenses:
Direct costs, general and administrative costs and depreciation and software and leasehold amortization	24,852	26,697	16,610	68,159
Amortization of identifiable intangible assets	4,643	1,002	—	5,645
Acquisition related	—	—	250	250
Total operating expenses	29,495	27,699	16,860	74,054
Income from operations	$76,796	$4,724	$(16,860)	64,660
Interest expense, net				6,604
Income before income taxes				58,056
Provision for income taxes				23,513

Net income				$34,543

Depreciation and amortization expense	$8,091	$1,182	$1,163	$10,436

	Six Months Ended June 30, 2005
	Case	Document
	Management	Management	Unallocated	Consolidated

Revenue:
Operating revenue before reimbursed direct costs	$26,531	$12,522	$—	$39,053
Operating revenue from reimbursed direct costs	1,643	9,301	—	10,944
Total revenue	28,174	21,823	—	49,997

Costs and expenses:
Direct costs, general and administrative costs and depreciation and software and leasehold amortization	15,824	16,663	14,398	46,885
Amortization of identifiable intangible assets	2,211	839	—	3,050
Total operating expenses	18,035	17,502	14,398	49,935
Income from operations	$10,139	$4,321	$(14,398)	62
Interest expense, net				2,607
Loss before income taxes				(2,545)
Provision for income taxes				(2,253)

Net loss				$(292)

Depreciation and amortization expense	$4,389	$1,089	$1,121	$6,599

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

Subsequent to the issuance of the financial statements referenced above, we concluded that, although we historically sold software upgrades on a standalone basis, each specified software upgrade should be considered a separate product and, therefore, the price of prior software upgrades cannot be used to establish the price of future software upgrades.  As our primary financial institution was the only payee for software upgrades during the period of the 2003 Arrangement, we were unable to establish VSOE for the software upgrades.  Under SOP 97-2, if VSOE cannot be established for software upgrades, then consideration received under the 2003 Arrangement, except for consideration related to the provision of hardware and hardware maintenance, must be deferred until all software upgrades have been delivered.  Although we continued to invoice, and the bank continued to pay, our volume-based fees related to software licenses and post contract customer support as well as our semi-annual software upgrades, these amounts cannot be recognized as revenue when we provide the services.  Instead, these amounts are recorded as deferred revenue liability on our condensed consolidated balance sheet.  The ongoing costs related to this arrangement were recognized as expense when incurred.  From inception of the arrangement through March 31, 2006, we recorded as deferred revenue $66.1 million of amounts invoiced under the 2003 Arrangement. On delivery of the final upgrade during the second quarter of 2006, the only remaining undelivered element was PCS services.  In accordance with SOP 97-2, on delivery of the final software upgrade we recognized revenue previously deferred on a proportionate basis over the three year term of the contract.  As the contract commenced October 1, 2003 and terminates September 30, 2006, we recognized approximately $60.1 million of net deferred revenue related to this arrangement during the second quarter of 2006 and we anticipate that we will recognize approximately $6.0 million of deferred revenue related to this arrangement during the third quarter of 2006.

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

A summary of the significant effects of the restatement is as follows:  (in thousands, except per share data)

	June 30, 2006
	As Previously Reported	As Restated
Consolidated Balance Sheets

Income taxes refundable	$1,766	$1,322
Deferred income taxes	1,984	4,367
Total Current Assets	45,944	47,883
Total Assets	392,380	394,319

Other accrued expenses	5,161	4,343
Deferred revenue	—	6,845
Total Current Liabilities	88,968	94,995
Deferred revenue

Retained earnings	50,421	46,333
Total Stockholders’ Equity	182,231	178,143
Total Liabilities and Stockholders’ Equity	392,380	394,319

Consolidated Statements of Operations

	For the Three Months Ending
	June 30, 2006		June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

Case management services	$25,106	$18,182	$19,746	$13,128
Case management bundled software license, software upgrade and postcontract customer support services	—	67,009	—	335
Total Revenue	40,411	100,496	31,635	25,352
Direct costs of services (exclusive of depreciation and amortization)	18,179	10,752	13,564	7,097
Direct costs of bundled software license, software upgrade and postcontract customer support services (exclusive of depreciation and amortization)	—	980	—	923
Reimbursed direct costs	—	6,447	—	5,544
Income from Operations	4,251	64,336	6,825	542
Income (Loss) from Operations Before
Income Taxes	911	60,996	4,981	(1,302)
Provision (Benefit) for Income Taxes	383	24,704	2,077	(3,138)
Net Income	528	36,292	2,904	1,836

Net Income per Share — Basic	$0.03	$1.87	$0.16	$0.10
Net Income per Share - Diluted	$0.03	$1.59	$0.15	$0.10

Weighted Average Common Shares Outstanding — Diluted	20,147	23,004	21,289	18,432

Consolidated Statements of Operations

	For the Six Months Ending
	June 30, 2006		June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

Case management services	$51,130	$37,083	$39,631	$25,935
Case management bundled software license, software upgrade and postcontract customer support services	—	67,694	—	596
Total Revenue	85,067	138,714	63,097	49,997
Direct costs of services (exclusive of depreciation and amortization)	39,310	25,128	27,300	14,344
Direct costs of bundled software license, software upgrade and postcontract customer support services (exclusive of depreciation and amortization)	—	2,015	—	1,860
Reimbursed direct costs	—	12,167	—	11,096
Income from Operations	11,013	64,660	13,162	62
Income (Loss) from Operations Before
Income Taxes	4,409	58,056	10,555	(2,545)
Provision (Benefit) for Income Taxes	1,851	23,513	4,401	(2,253)
Net Income (Loss)	2,558	34,543	6,154	(292)

Net Income (Loss) per Share – Basic	$0.13	$1.79	$0.34	$(0.02)
Net Income (Loss) per Share - Diluted	$0.13	$1.52	$0.32	$(0.02)

Weighted Average Common Shares Outstanding – Diluted	20,302	23,159	21,187	17,896

Consolidated Statements of Cash Flow

	For the Six Months ending
	June 30, 2006		June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

Cash Flows from Operating Activities
Net income (loss)	$2,558	$34,543	$6,154	$(292)
Provision (benefit) for deferred income taxes	—	20,505	—	(5,485)
Other	(338)	375	695	999
Accounts payable and other liabilities	(369)	(637)	710	708
Deferred revenue	—	(53,379)	—	13,102
Income taxes, including tax benefit from exercise of stock options	3,296	3,740	822	(651)
Net Cash Provided by Operating Activities	18,326	18,326	10,314	10,314

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

Effective October 1, 2003, we entered into an arrangement with our primary depository financial institution under which we delivered two specified upgrades annually with the last specified upgrade occurring in the second quarter of 2006.  This arrangement included specific pricing for each software upgrade and certain special projects in addition to the contingent deposit-based pricing related to the software license, hardware, hardware maintenance, and PCS to each trustee client.  Therefore, the software upgrades and special projects are part of a bundled arrangement.  Each software upgrade is considered a separate and discrete product and, as we do not sell each software upgrade on a standalone basis, we were unable to establish VSOE of the fair value of the software upgrades.  As a result, the licensed software, software upgrade, special projects and PCS are a combined unit of accounting.  Revenue for this combined unit of accounting, when recognized, is included as a component of case management services revenue.  Since we did not have VSOE of the fair value of each separate upgrade, we deferred recognition of substantially all revenue under this arrangement until the final upgrade was delivered.  The ongoing costs related to this arrangement were recognized as expense when incurred.  On delivery of the final upgrade during the second quarter of 2006, the only remaining undelivered element was PCS services.  In accordance with SOP 97-2, on delivery of the final software upgrade, we recognized revenue previously deferred on a proportionate basis over the three year term of the contract.  As the contract commenced October 1, 2003 and terminates September 30, 2006, we recognized approximately $60.1 million of net deferred revenue during the second quarter of 2006 and we recognized approximately $6.0 million of deferred revenue related to this arrangement during the third quarter of 2006.

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

Results of Operations for the Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005

Consolidated Results

Revenue

Total revenue of $100.5 million for the three months ended June 30, 2006 represents an approximate $75.1 million, or approximately 296%, increase compared to $25.4 million of revenue during the same period in the prior year.  A significant part of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying condensed consolidated statements of operations.  Although reimbursed operating revenue and expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Operating revenue exclusive of revenue from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, increased $74.2 million, or approximately 373%, to $94.1 million for the three months ended June 30, 2006 compared to $19.9 million for the same period in the prior year.  Exclusive of businesses acquired after June 30, 2005, operating revenue before reimbursed direct costs increased $64.2 million, or approximately 322%, to $84.1 million for the three months ended June 30, 2006 compared to $19.9 million for the same period in the prior year, primarily as a result of an approximate $63.9 million increase in case management operating revenue before reimbursed direct costs combined with a $0.2 million increase in document management operating revenue before reimbursed direct costs.  Operating revenue before reimbursed direct costs may fluctuate considerably from period to period based on clients’ business requirements.   All revenue is directly related to a segment, and changes in revenue by segment are discussed below.

Costs and Expenses

Direct costs of services, exclusive of depreciation and amortization, increased $3.7 million, or approximately 52%, to $10.8 million for the three months ended June 30, 2006 compared with $7.1 million during the same period in the prior year.  Exclusive of direct costs related to businesses acquired after June 30, 2005, direct costs increased approximately $0.6 million, or approximately 8%, to $7.7 million for the three months ended June 30, 2006 compared with $7.1 million for the same period in the prior year.  This increase is primarily attributable to a $1.0 million increase in compensation and outside services expenses and a $0.2 million increase in share-based compensation expense resulting from adoption of SFAS 123R, partly offset by a reduction in class action outside services and compensation expense of $0.8 million.  Changes in our segment cost structure are discussed below.

Direct cost of bundled software license, software upgrade and postcontract customer support services, exclusive of depreciation and amortization, increased less than $0.1 million to approximately $1.0 million for three months ended June 30, 2006 compared with approximately $0.9 million for the same period in the prior year primarily as a result of increased compensation costs.  Changes in our segment cost structure are discussed below.

Reimbursed direct costs increased approximately $0.9 million, or approximately 16%, to $6.4 million for the three months ended June 30, 2006 compared with $5.5 million during the same period in the prior year.  Exclusive of reimbursed direct costs related to recently acquired entities, reimbursed direct costs increased approximately $0.8 million, or approximately 14%, to approximately $6.3 million for the three months ended June 30, 2006, compared with approximately $5.5 million for the same period in the prior year.  This increase is directly attributable to the increase in operating revenue from reimbursed direct costs.

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

Acquisition related expenses of $0.3 million for the three months ended June 30, 2006 resulted from non-capitalized expenses incurred in connection with completed transactions.

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

Effective Tax Rate

Our effective tax rate to record the tax expense related to our net income was 40.5% for the three months ended June 30, 2006 compared to a 241% effective tax benefit rate to record the tax benefit related to our net loss for the three months ended June 30, 2005.  The effective tax rate for the three months ended June 30, 2005 is unusually high as we estimate that the aggregate annual expenses not deductible for tax purposes will be significant in relation to income.  The 2006 tax rate is higher than the statutory federal rate of 35% primarily due to state taxes.  We have significant operations located in New York City that are subject to state and local tax rates which are higher than the tax rates assessed by other jurisdictions where we operate.

Net Income

Net income was $36.3 million for the three months ended June 30, 2006 compared with net income of $1.8 million for the same period in the prior year.  This change is primarily as a result of a $66.8 million increase in revenues related to our bankruptcy trustee business, primarily as the result of recognition of $60.1 million of net deferred revenue related to our bankruptcy trustee business, partly offset by a $27.8 million increase in our tax expense, a $1.5 million increase in interest expense, and a $1.5 million increase in intangible amortization expense.

Business Segments

The following management discussion and analysis is presented on a basis consistent with our segment disclosure contained in note 9 of our notes to condensed consolidated financial statements.

Case Management Segment

Case management operating revenue before reimbursed direct costs increased $71.7 million, or approximately 533%, to $85.2 million for the three months ended June 30, 2006 compared to $13.5 million during the same period in the prior year. During the three months ended June 30, 2006, operating revenue before reimbursed direct costs from businesses acquired after June 30, 2005 totaled approximately $7.8 million.  Exclusive of these recently acquired businesses, operating revenue before reimbursed direct costs increased by $63.9 million compared to the same period in the prior year.  The increase in operating revenue is primarily attributable to an approximate $66.8 million increase in revenue related to our case management trustee business primarily as a result of recognition of previously deferred revenue, partly offset by a $3.2 million decrease in class action case management revenue.  Class action case management revenue was adversely affected by competitive pricing pressures, primarily affecting retentions of larger cases.

Case management direct and administrative expenses, including depreciation and software and leasehold amortization, increased $5.4 million, or approximately 70%, to $13.1 million for the three months ended June 30, 2006 compared with $7.7 million during the same period in the prior year.  During the three months ended June 30, 2006, direct and administrative expenses, including depreciation and software and leasehold amortization, from businesses acquired after June 30, 2005 totaled $5.3 million.  Exclusive of these recently acquired businesses, our direct and administrative expenses, including depreciation and software and leasehold amortization, increased by $0.1 million compared to the same period in the prior year, primarily from an increase in compensation expense.

Amortization of case management’s identifiable intangible assets increased to $2.4 million for the three months ended June 30, 2006 compared with $1.1 million for the same period in the prior year.  This increase is primarily the result of amortization of additional other intangible assets, resulting primarily from the acquisition in November 2005 of our electronic discovery business.

Document Management Segment

Document management operating revenue before reimbursed direct costs increased $2.5 million, or approximately 39%, to $8.9 million for the three months ended June 30, 2006 compared to $6.4 million during the same period in the prior year.  For the three months ended June 30, 2006, operating revenue before reimbursed direct costs from the business acquired after June 30, 2005 totaled $2.3 million.  Exclusive of this recently acquired business, operating revenue before reimbursed direct costs increased $0.2 million, primarily as a result of increased bankruptcy document management revenue, partly offset by an approximate $1.0 million decrease in class action document management revenue.  Document management revenues can fluctuate considerably from period to period based on clients’ business requirements.

Document management direct and administrative expenses, including depreciation and software and leasehold amortization, increased $3.2 million, or approximately 37%, to $11.7 million for the three months ended June 30, 2006 compared with $8.5 million for the same period in the prior year.  This increase is primarily attributable to the inclusion of $2.1 million of direct and administrative expenses, including depreciation and software and leasehold amortization, related to the business acquired after June 30, 2005.  Exclusive of this recently acquired business, direct and administrative expenses, including depreciation and software and leasehold amortization, increased $1.1 million, or 13%, primarily as a result of an increase in reimbursable direct costs and an increase in outside services related to bankruptcy document management.  Document management direct expenses include reimbursed expenses and other operating expenses which are more variable in nature than case management direct expenses.  Outside service costs will vary depending on the nature and complexity of services provided.  Document management expenses can fluctuate from quarter to quarter based on document management business requirements delivered during each quarter.

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

Results of Operations for the Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005

Consolidated Results

Revenue

Total revenue of $138.7 million for the six months ended June 30, 2006 represents a $88.7 million, or approximately 177% increase compared to $50.0 million of total revenue for the same period in the prior year.  A significant part of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying condensed consolidated statements of operations.  Although reimbursed operating revenue and the related direct costs may fluctuate significantly from period to period, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Revenue exclusive of reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, increased approximately $87.6 million, or approximately 224%, to $126.7 million for the six months ended June 30, 2006 compared to $39.1 million for the same period in the prior year.  Exclusive of businesses acquired after June 30, 2005, operating revenue before reimbursed direct costs increased approximately $62.2 million, or approximately 159%, to approximately $101.3 million for the six months ended June 30, 2006 compared to approximately $39.1 million for the same period in the prior year, primarily as a result of an approximate $61.8 million increase in case management revenue combined with an approximate $0.4 million increase in document management revenue.  Operating revenue exclusive of revenue from reimbursed direct costs may fluctuate from period to period based on clients’ business requirements.  All revenue is directly related to a segment, and changes in revenue by segment are discussed below.

Costs and Expenses

Direct costs of services, exclusive of depreciation and amortization, increased $10.8 million, or approximately 75%, to $25.1 million for the six months ended June 30, 2006 compared with $14.3 million for the same period in the prior year.  Exclusive of direct costs related to businesses acquired after June 30, 2005, direct costs increased approximately 6% to $15.2 million for the six months ended June 30, 2006 compared with $14.3 million for the same period in the prior year. This increase is primarily attributable to a $1.3 million of increases in compensation and outside services expense and a $0.3 million increase in share-based compensation expense resulting from adoption of SFAS 123R, partly offset by a $1.2 million reduction in our class action outside services and compensation expense.  Changes in our segment cost structure are discussed below.

Direct cost of bundled software license, software upgrade and postcontract customer support services, exclusive of depreciation and amortization, increased to $2.0 million for six months ended June 30, 2006 compared with $1.9 million for the same period in the prior year primarily as a result of increased compensation costs.  Changes in our segment cost structure are discussed below.

Reimbursed direct costs increased approximately $1.1 million, or approximately 10%, to $12.2 million for the six months ended June 30, 2006 compared with $11.1 million during the same period in the prior year.  Exclusive of reimbursed direct costs related to recently acquired entities, reimbursed direct costs increased approximately $0.5 million, or approximately 5%, to approximately $11.6 million for the six months ended June 30, 2006, compared with approximately $11.1 million for the same period in the prior year.  This increase is directly attributable to the increase in operating revenue from reimbursed direct costs.

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

Acquisition related expenses of $0.3 million for the six months ended June 30, 2006 resulted from non-capitalized expenses incurred in connection with completed transactions.

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

Effective Tax Rate

Our effective tax rate to record the tax expense related to our net income was 40.5% for the six months ended June 30, 2006 compared a 88.5% effective tax benefit rate to record the tax benefit related to our net loss for the six months ended June 30, 2005.  The effective tax rate for the six months ended June 30, 2005 is unusually high as we estimate that the aggregate annual expenses not deductible for tax purposes will be significant in relation to income.  The 2006 tax rate is higher than the statutory federal rate of 35% primarily due to state taxes.  We have significant operations located in New York City that are subject to state and local tax rates which are higher than the tax rates assessed by other jurisdictions where we operate.

Net Income (Loss)

Net income was approximately $34.5 million for the six months ended June 30, 2006 compared with a net loss of approximately $0.3 million for the same period in the prior year.  This change is primarily as a result of a $67.2 million increase in revenues related to our bankruptcy trustee business, primarily as the result of recognition of $60.1 million of previously deferred revenue related to our bankruptcy trustee business, partly offset by a $25.8 million increase in our tax expense, a $4.0 million increase in interest expense, and a $2.6 million increase in intangible amortization expense.

Business Segments

The following management discussion and analysis is presented on a basis consistent with our segment disclosure contained in note 9 of our notes to condensed consolidated financial statements.

Case Management Revenue

Case management operating revenue before reimbursed direct costs increased approximately $78.3 million, or approximately 295%, to $104.8 million for the six months ended June 30, 2006 compared to $26.5 million for the same period in the prior year.  During the six months ended June 30, 2006, operating revenue before reimbursed direct costs from businesses acquired after June 30, 2005 totaled $16.4 million.  Exclusive of these recently acquired businesses, operating revenue before reimbursed direct costs increased by $61.8 million compared to the same period in the prior year.  The increase in operating revenue is primarily attributable to an approximate $67.2 million increase in revenue related to our case management trustee business primarily as a result of recognition of approximately $60.1 million net deferred revenue, partly offset by an approximate $6.6 million decline in class action case management revenue.  Class action case management revenue was adversely affected, in part, by competitive pricing pressures, primarily affecting retentions on larger cases.

Case management direct and administrative expenses, including depreciation and software and leasehold amortization, increased $9.1 million, or approximately 57%, to $24.9 million for the six months ended June 30, 2006 compared with $15.8 million for the same period in the prior year.  During the six months ended June 30, 2006, direct and administrative expenses, including depreciation and software and leasehold amortization, from businesses acquired after June 30, 2005 totaled $9.5 million.  Exclusive of these recently acquired businesses, our direct and administrative expenses, including depreciation and software leasehold amortization, decreased by approximately $0.4 million.  This decrease in direct and administrative expenses, including depreciation and software and leasehold amortization, is primarily attributable to a $1.1 million decrease in class action compensation and outside services expenses, partly offset by a $0.6 million increase in compensation expense in bankruptcy.

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

Document management direct and administrative expenses, including depreciation and software and leasehold amortization, increased $10.0 million, or approximately 60%, to $26.7 million for the six months ended June 30, 2006 compared to $16.7 million for the same period in the prior year.  This increase is primarily attributable to the inclusion of $8.4 million of direct and administrative expenses, including depreciation and software and leasehold amortization, related to the business acquired after June 30, 2005.  Exclusive of this recently acquired business, direct and administrative expenses, including depreciation and software and leasehold amortization, increased $1.6 million primarily from increases in reimbursable direct costs and an increase in outside services related to bankruptcy document management.  Outside service costs will vary depending on the nature and complexity of services provided.  Document management direct expenses include reimbursed expenses and other operating expenses which are more variable in nature than case management direct expenses.  Document management expenses will fluctuate from period to period based on document management business requirements delivered during each period.

Amortization of document management’s identifiable intangible assets increased to $1.0 million, for the six months ended June 30, 2006 compared to $0.8 million for the same period in the prior year.  This increase is primarily the result of amortization of additional other intangible assets, resulting from the acquisition of our acquired legal notification business.

Liquidity and Capital Resources

Operating Activities

During the six months ended June 30, 2006, the primary source of cash from operating activities was net income of $34.5 million, adjusted for $33.1 million of non-cash charges and credits, primarily related to the reversal of our deferred tax asset on recognition of previously deferred revenue, depreciation and software and leasehold amortization, and amortization of identifiable intangible assets.  This source of cash was partly offset by the $49.3 million increase in net operating assets, primarily as a result of a decrease in deferred revenue as we recognized a substantial portion of the revenue we had previously deferred related to our trustee business.  This decrease related to the recognition of deferred revenue was partly offset by decreases in our trade accounts receivable and income taxes refundable operating assets.  Trade accounts receivable, which will fluctuate from period to period depending on the timing of collections, decreased primarily as a result of increased collections related to our recently acquired electronic discovery business.  Income taxes refundable decreased primarily as a result of the receipt of refunds due to us.  Additionally, our accrual of estimated current income taxes payable exceeded our estimated tax payments.  As a result, our operating activities generated net cash of $18.3 million for the six months ended June 30, 2006.

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

Subject to compliance with certain covenants under the amended credit facility, we have the right to increase the senior revolving loan by $75.0 million to $175.0 million.  As of June 30, 2006, significant covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.25 to 1.00, a senior leverage ratio not to exceed 2.25 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  As a result of the restatement, which resulted in the deferral of a substantial portion of revenue as described in note 10, we were not in compliance with these financial covenants through March 31, 2006.  As a result of recognition of the deferred revenue during the second quarter of 2006, we are in compliance with all financial covenants as of June 30, 2006.  The deferral of revenue and subsequent recognition of revenue was not anticipated by us or the banks at the time we established the current financial covenants in the credit facility.  On December 14, 2006, we obtained a waiver regarding this event of noncompliance from our credit facility syndicate.  Accordingly, we have classified this debt as current or long-term based on the debt’s original scheduled maturity.

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

During fiscal year 2006, management identified an accounting error in its consolidated financial statements related to determination of the appropriate accounting treatment for certain complex aspects of revenue recognition, specifically the evaluation of vendor specific objective evidence of fair value for specified software upgrades provided within a bundled arrangement as required by Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition.  On November 14, 2006, our audit committee determined that our previously issued financial statements for the fiscal years ended December 31, 2005, 2004 and 2003, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for the quarterly information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and for the quarterly information included in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, should be restated.  The restatement is further discussed in note 10 to the accompanying condensed consolidated financial statements.  Management of the company, under the direction of our CEO and CFO, has reevaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006.  As a result of this evaluation, management determined that a material weakness existed in internal control over financial reporting.  Specifically, management has concluded that the control deficiency surrounding management’s oversight of the determination of the appropriate accounting treatment for certain complex aspects of revenue recognition, specifically the evaluation of vendor specific objective evidence of fair value for specified software upgrades provided within a bundled arrangement as required by SOP 97-2 represented a material weakness in internal control over financial reporting.  Our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

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