Form 10-Q/A
period 2006-09-30
EPIQ SYSTEMS INC
filed 2007-02-08
CIK 1027207

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

EPIQ SYSTEMS, INC.
FORM 10-Q/A
QUARTER ENDED SEPTEMBER 30, 2006

Explanatory Note

Epiq Systems, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2006 (Form 10-Q/A) to restate our previously issued financial statements initially filed with the Securities and Exchange Commission (SEC) on November 14, 2006, as discussed in note 10 to the condensed consolidated financial statements.

This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I and Item 3 of Part II of the original filing to reflect the effects of this restatement.  The remaining Items contained in this Form 10-Q/A consist of all other Items contained in the original Form 10-Q for the three and nine months ended September 30, 2006.  These remaining Items are not amended by this filing.  Except for the foregoing amended information, this 10-Q/A continues to describe conditions as of the date of the original filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.  In addition, pursuant to the rules of the SEC, Exhibits 31.1, 31.2, 32.1, and 32.2 of the original filing have been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer.  The updated certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1, and 32.2.

PART I - FINANCIAL INFORMATION

ITEM 1.          Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(As Restated, see note 10)	(As Restated, see note 10)	(As Restated, see note 10)	(As Restated, see note 10)
REVENUE:
Case management services	$16,980	$12,197	$54,064	$38,132
Case management bundled software license, software upgrade and postcontract customer support services	12,818	550	80,511	1,146
Document management services	4,591	7,373	26,495	19,895
Operating revenue before reimbursed direct costs	34,389	20,120	161,070	59,173
Operating revenue from reimbursed direct costs	4,643	6,174	16,676	17,118
Total Revenue	39,032	26,294	177,746	76,291

COSTS AND EXPENSES:
Direct costs of services (exclusive of depreciation and amortization shown separately below)	8,299	7,599	33,427	21,941
Direct costs of bundled software license, software upgrade and postcontract customer support services (exclusive of depreciation and amortization shown separately below)	961	977	2,976	2,837
Reimbursed direct costs	4,685	6,199	16,852	17,296
General and administrative	12,411	7,035	36,469	23,071
Depreciation and software and leasehold amortization	2,633	1,732	7,424	5,281
Amortization of identifiable intangible assets	3,027	1,442	8,672	4,492
Acquisition related	—	114	250	114
Total Operating Expenses	32,016	25,098	106,070	75,032

INCOME FROM OPERATIONS	7,016	1,196	71,676	1,259

INTEREST EXPENSE (INCOME):
Interest income	(23)	(28)	(111)	(106)
Interest expense	2,523	1,623	9,215	4,309
Net Interest Expense	2,500	1,595	9,104	4,203

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	4,516	(399)	62,572	(2,944)

INCOME TAX PROVISION (BENEFIT)	1,835	(894)	25,348	(3,147)

NET INCOME	$2,681	$495	$37,224	$203

EPIQ SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
(Continued)
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(As Restated, see note 10)	(As Restated, see note 10)	(As Restated, see note 10)	(As Restated, see note 10)

NET INCOME PER SHARE INFORMATION:
Basic	$0.14	$0.03	$1.92	$0.01
Diluted	$0.13	$0.03	$1.65	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,442	17,942	19,372	17,911
Diluted	22,911	18,861	23,065	18,402

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,026	$13,563
Trade accounts receivable, less allowance for doubtful accounts of $1,739 and $3,481, respectively	32,634	33,504
Prepaid expenses	2,249	2,818
Income taxes refundable	705	4,643
Deferred income taxes	1,725	25,579
Other current assets	578	85
Total Current Assets	41,917	80,192

LONG-TERM ASSETS:
Property, equipment and leasehold improvements, net	23,186	23,751
Software development costs, net	9,343	8,848
Goodwill	260,834	249,427
Identifiable intangible assets, net of accumulated amortization of $22,430 and $13,758, respectively	46,797	53,399
Other	1,962	2,854
Total Long-term Assets, net	342,122	338,279
Total Assets	$384,039	$418,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,053	$7,954
Customer deposits	2,322	2,196
Accrued compensation	1,907	3,944
Other accrued expenses	3,760	3,322
Deferred revenue	826	60,224
Current maturities of long-term obligations	72,000	27,642
Total Current Liabilities	85,868	105,282

LONG-TERM LIABILITIES:
Long-term obligations (excluding current maturities)	88,206	145,906
Deferred income taxes	26,077	26,815
Other long-term liabilities	1,454	—
Total Long-term Liabilities	115,737	172,721

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $0.01 par value; 50,000,000 shares authorized; issued and outstanding – 19,475,194 and 19,253,466 shares at September 30, 2006 and December 31, 2005, respectively	194	193
Additional paid-in capital	133,224	128,484
Retained earnings	49,015	11,791
Accumulated other comprehensive income, net	1	—
Total Stockholders’ Equity	182,434	140,468
Total Liabilities and Stockholders’ Equity	$384,039	$418,471

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

NOTE 4:   BUSINESS ACQUISITIONS

Epiq Advisory Services, Inc.

On May 16, 2006, our wholly-owned subsidiary, Epiq Advisory Services Inc., in an asset acquisition, acquired the claims preference business of Gazes LLC.  The total value of the transaction was $13.8 million, consisting of $3.0 million of cash paid on closing, $10.2 million of deferred payments, and $0.6 million of capitalized transaction costs.  If certain income targets are satisfied, we may be required to make additional payments, which would be recorded as compensation expense, to the seller.  The preliminary allocation of the purchase price is as follows:  less than $0.1 million to tangible net assets, approximately $2.4 million to customer contracts, amortizable on a straight-line basis over two years, and approximately $11.4 million to goodwill.  The purchase price in excess of the tax basis of the assets is expected to be deductible for tax purposes.  This acquisition further expands our case management service offerings.

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

Covenant Compliance

Both our credit facility and subordinated debt contain financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements (EBITDA) and total debt.  In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As a result of the restatement, which resulted in the deferral of a substantial portion of revenue related to the 2003 Arrangement as described in note 10, we were not in compliance with these financial covenants through March 31, 2006.  As a result of recognition of the deferred revenue during the second and third quarters of 2006; we are in compliance with all financial covenants as of June 30 and September 30, 2006.  The deferral of revenue through March 31, 2006, and the recognition of the deferred revenue during the second and third quarter of 2006, were not anticipated by us or the banks at the time we established the current financial covenants in the credit facility.  On December 14, 2006, we obtained a waiver regarding this event of noncompliance from our credit facility syndicate.  Accordingly, we have classified this debt as current or long-term based on the debt’s original scheduled maturity.  As a result, as of September 30, 2006 and December 31, 2005, debt obligations of $82.0 million and $144.4 million, respectively, which were classified as current prior to obtaining a waiver regarding the event of non-compliance are classified as long-term in the accompanying condensed consolidated balance sheets.

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

2007	$72,000
2008	2,952
2009	83,435
2010	1,360
2011	459
Total	$160,206

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

During the nine months ended September 30, 2006, we recognized share-based compensation expense, which is a non-cash charge, of approximately $1.7 million, of which $0.4 million is included under the caption “Direct costs of services” and $1.3 million is included under the caption “General and administrative” on the accompanying condensed consolidated statements of income.  During the nine months ended September 30, 2006, we recognized a net tax benefit of approximately $0.6 million related to aggregate share-based compensation expense recognized during the same period.  As a result, income before income taxes was reduced by approximately $1.7 million, net income was reduced by approximately $1.1 million, net income per share – basic was reduced by approximately $0.06 per share, and net income per share – diluted was reduced by approximately $0.05 per share.  As of September 30, 2006, there was $7.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 2.2 years.

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

		Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported		$495	$203
Add: stock-based employee compensation Included in reported net earnings, net of tax		—	—
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax		(216)	(5,482)
Net income (loss), pro forma		$279	$(5,279)

Net income (loss) per share – Basic	As reported	$0.03	$0.01
	Pro forma	$0.02	$(0.29)

Net income (loss) per share – Diluted	As reported	$0.03	$0.01
	Pro forma	$0.01	$(0.29)

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

NOTE 10:      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to issuance on November 14, 2006 of our quarterly report on Form 10-Q for the three and nine months ended September 30, 2006, based on a comment received from the Securities and Exchange Commission (SEC), management determined that direct cost of services should have been disaggregated into two components:  “Direct cost of services” and “Direct cost of bundled software license, software upgrade and post contract customer support services”.  Additionally, management determined that a portion of revenue included under the “Case management services” should have been included as a component of “Case management bundled software license, software upgrade and postcontract customer support services”.

A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

Condensed Consolidated Statements of Income

	For the Three Months Ended
	September 30, 2006		September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

Case management services	$22,353	$16,980
Case management bundled software license, software upgrade and postcontract customer support services	7,445	12,818
Direct costs of services (exclusive of depreciation and amortization)	9,260	8,299	8,576	7,599
Direct costs of bundled software license, software upgrade and postcontract customer support services (exclusive of depreciation and amortization)	—	961	—	977

Condensed Consolidated Statements of Income

	For the Nine Months Ended
	September 30, 2006		September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

Case management services	$65,653	$54,064
Case management bundled software license, software upgrade and postcontract customer support services	68,922	80,511
Direct costs of services (exclusive of depreciation and amortization)	36,403	33,427	24,778	21,941
Direct costs of bundled software license, software upgrade and postcontract customer support services (exclusive of depreciation and amortization)	—	2,976	—	2,837

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

Costs and Expenses

Direct cost of services, exclusive of depreciation and amortization, increased approximately $0.7 million, or approximately 9%, to $8.3 million for the three months ended September 30, 2006 compared with $7.6 million during the same period in the prior year.  Exclusive of direct costs related to recently acquired entities, direct costs decreased approximately $1.2 million, or approximately 15%, to approximately $6.4 million for the three months ended September 30, 2006 compared with approximately $7.6 million for the same period in the prior year.  This decrease is primarily attributable to a $0.9 million decrease in outside services as lower class action sales reduced the need for such services.  Changes in segment costs are discussed, by segment, below.

Direct cost of bundled software license, software upgrade and postcontract customer support services, exclusive of depreciation and amortization, was approximately $1.0 million for both the three months ended September 30, 2006 and for the same period in the prior year.  Changes in our segment cost structure are discussed below.

Reimbursed direct costs decreased approximately $1.5 million, or approximately 24%, to $4.7 million for the three months ended September 30, 2006 compared with $6.2 million during the same period in the prior year.  Exclusive of reimbursed direct costs related to recently acquired entities, direct costs decreased approximately $1.7 million, or approximately 27%, to approximately $4.5 million for the three months ended September 30, 2006, compared with approximately $6.2 million for the same period in the prior year.  This decrease is directly attributable to the decrease in operating revenue from reimbursed direct costs.

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

Business Segments

The following management discussion and analysis is presented on a basis consistent with our segment disclosure contained in note 9 of our notes to the condensed consolidated financial statements.

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

Costs and Expenses

Direct cost of services, exclusive of depreciation and amortization, increased $11.5 million, or approximately 52%, to $33.4 million for the nine months ended September 30, 2006 compared with $21.9 million for the same period in the prior year.  Exclusive of direct costs related to recently acquired entities, direct cost of services decreased $0.3 million, or approximately 2%, to $21.6 million for the nine months ended September 30, 2006 compared with $21.9 million for the same period in the prior year.  This decrease is primarily attributable to a $0.9 million decrease in outside service costs, partly offset by a $0.4 million increase in share-based compensation expense resulting from adoption of SFAS 123R. Changes in segment costs are discussed, by segment, below.

Direct cost of bundled software license, software upgrade and postcontract customer support services, exclusive of depreciation and amortization, increased to $3.0 million for nine months ended September 30, 2006 compared with $2.8 million for the same period in the prior year primarily as a result of increased compensation costs.  Changes in our segment cost structure are discussed below.

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

Business Segments

The following management discussion and analysis is presented on a basis consistent with our segment disclosure contained in note 9 of our notes to the condensed consolidated financial statements.

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

As of September 30, 2006, significant financial covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.50 to 1.00, a senior leverage ratio not to exceed 2.50 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  As of September 30, 2006, we were in compliance with all covenants in our credit facility, including all financial covenants.  However, as a result of the restatement that resulted in the deferral of a substantial portion of revenue related to our primary Chapter 7 depository institution, we were not in compliance with these financial covenants through March 31, 2006.  The deferral of revenue through March 31, 2006, and the recognition of the deferred revenue during the second and third quarter of 2006, were not anticipated by us or the banks at the time we established the current financial covenants in the credit facility.  On December 14, 2006, we obtained a waiver regarding this event of noncompliance from our credit facility syndicate.  Accordingly, we have classified this debt as current or long-term based on the debt’s original scheduled maturity.

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

We believe that the funds generated from operations plus our existing cash resources and amounts available under our senior revolving loan facility will be sufficient over the next 12 months to finance currently anticipated working capital requirements, software expenditures, property and equipment expenditures, common share price protection payments, if any, related to common shares issued in conjunction with the acquisition of our electronic discovery business, principal payments due under the credit facility, deferred acquisition price agreements and capital leases, interest payments due on our outstanding borrowings, and payments for other contractual obligations.  As noted above, if the holders of our outstanding convertible notes do not either (i) extend the maturity of those notes, at the option of the note holders, or (ii) convert the notes into shares of our common stock in accordance with the terms of the notes, those notes, in the outstanding principal amount of $50.0 million, will mature on June 15, 2007.  If those notes mature at that time, our cash flow from operations from the date of this report through that maturity date is not anticipated to be sufficient to pay those notes (after the uses of anticipated cash flow from operations to meet our other normal uses of cash described above).  We could increase liquidity through a restructuring our credit facility, through the disposition of non-strategic assets, or through the issuance of debt or equity securities.

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

Contractual Obligations

The following table sets forth a summary of our contractual obligations and commitments, excluding periodic interest payments, for each twelve month period ending September 30 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt and future accretion (1)	$159,513	$70,892	$86,621	$2,000	$—
Employment agreements (2)	9,216	3,397	4,206	1,613	—
Capital lease obligations	31	31	—	—	—
Operating leases	35,262	5,356	9,073	7,965	12,868
Total	$204,022	$79,676	$99,900	$11,578	$12,868

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

During fiscal year 2006, management identified an accounting error in its consolidated financial statements related to determination of the appropriate accounting treatment for certain complex aspects of revenue recognition, specifically the evaluation of vendor specific objective evidence of fair value for specified software upgrades provided within a bundled arrangement as required by Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition.  On November 14, 2006, our audit committee determined that our previously issued financial statements for the fiscal years ended December 31, 2005, 2004 and 2003, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for the quarterly information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and for the quarterly information included in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, should be restated.  The restatement is further discussed in note 10 to the accompanying condensed consolidated financial statements.  Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements, provides that a restatement of previously issued financial statements is a strong indicator of the existence of a material weakness in the design or operation of internal control over financial reporting.  Management of the company, under the direction of our CEO and CFO, has reevaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006.  Based upon this evaluation, management has concluded that the control deficiency surrounding management’s oversight of the determination of the appropriate accounting treatment for certain complex aspects of revenue recognition, specifically the evaluation of vendor specific objective evidence of fair value for specified software upgrades provided within a bundled arrangement as required by SOP 97-2 represented a material weakness in internal control over financial reporting.  Our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1A.       Risk Factors.

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2005.

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