Form 10-K
period 2006-12-31
EPIQ SYSTEMS INC
filed 2007-03-09
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of voting common stock held by non-affiliates of the registrant (based upon the last reported sale price on the Nasdaq Global Market), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was approximately $283,000,000.

There were 19,496,271 shares of common stock of the registrant outstanding as of February 16, 2007.

Documents incorporated by reference:  The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2007 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant’s fiscal year.

EPIQ SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

In this report, in other filings with the SEC and in press releases and other public statements by our officers throughout the year, Epiq Systems, Inc. makes or will make statements that plan for or anticipate the future. These forward-looking statements include statements about our future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on our current expectations. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” sections of this report.

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

PART I

ITEM 1.                BUSINESS

General

Epiq Systems, Inc. is a provider of technology-based solutions for the legal and fiduciary services industries. Our products and services assist clients with the administration of complex legal proceedings, including electronic discovery, bankruptcy administration and class action administration. Our clients include law firms, corporate legal departments, bankruptcy trustees, and other professional advisors who require sophisticated case administration and document management capabilities, extensive subject matter expertise and a high service capacity. We provide clients with an integrated offering of proprietary technology and value-added services that comprehensively address their extensive business requirements.

We were incorporated in the State of Missouri on July 13, 1988, and on July 15, 1988 acquired all of the assets of an unrelated predecessor corporation.

As a part of our strategic business plan, we have made several acquisitions and one disposition over the past five years. During 2006, we acquired the net assets of Gazes LLC to supplement our ability to provide claims preference services for corporate restructuring clients. During 2005, we acquired nMatrix, Inc. to enter the market for electronic discovery and Hilsoft, Inc. to enhance our capabilities in legal notification services. During 2004, we acquired Poorman-Douglas Corporation to enter the market for class action and mass tort administrative services and we completed the disposition of our infrastructure software business, which was held for sale as of December 31, 2003. During 2003, we acquired Bankruptcy Services LLC (BSI) to enter the market for corporate restructuring administrative services. During 2002, we acquired the Chapter 7 trustee business of CPT Group, Inc.

Our trademarks include TCMS®, CasePower®, CasePower 13™, Documatrix™, and eDatamatrix™.

Our principal executive office is located at 501 Kansas Avenue, Kansas City, Kansas 66105. The telephone number at that address is (913) 621-9500, and our website address is www.epiqsystems.com. We make available free of charge through our internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC as soon as reasonably practicable after we electronically file those reports with or furnish them to the SEC, as well as our code of ethics and other governance documents. The public may read and copy materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Industry Environment

Both our case management and our document management segments provide products and services primarily to the legal and fiduciary services industries. Substantially all of our revenues are generated from services provided within the United States, and substantially all of our assets are located within the United States. Segment information related to revenues from external customers, a measure of profit or loss, and total assets is contained in note 15 of the notes to consolidated financial statements. Our clients include leading law firms, corporate legal departments, bankruptcy trustees, and other professional advisors, who use our services for the administration of legal proceedings, such as electronic discovery, bankruptcy administration and class action administration.

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

Our case management and document management technology and service offerings provide solutions primarily for the electronic discovery, bankruptcy, and class action markets. These technology and service offerings can cross the various markets and customers we serve.

Each segment provides a distinct group of services and solutions to our customers. Both are critical to our business as many of our customers require both case management and document management solutions. By offering both groups of services, we can provide customers with end-to-end solutions. Our customers typically have a large amount of discrete information to organize and process. Case management solutions consist of services to facilitate the “back-office” administration of cases for the electronic discovery, bankruptcy, and class action markets. Document management solutions consist primarily of notification for bankruptcy and class action customers.

Electronic Discovery

The substantial increase of electronic documents in the business community has changed the dynamics of how attorneys support discovery in complex litigation matters. According to the 2006 Socha-Gelbmann Electronic Discovery Survey, the 2005 domestic commercial electronic discovery revenues were estimated at $1.3 billion, an approximate 56% increase from 2004. According to this same source, the market is expected to continue to grow at a substantial rate from 2006 to 2008, with expected increases of approximately 30% to 35% each year. Due to the increasing complexity of cases, the increasing volume of data that are maintained electronically, and the increasing volume of documents that are produced in all types of litigation, law firms are increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

Bankruptcy

Bankruptcy is an integral part of the United States’ economy. As reported by the Administrative Office of the U.S. Courts for the government fiscal years ended September 30, 2004, 2005, and 2006, there were approximately 1.62 million, 1.78 million, and 1.11 million new bankruptcy filings, respectively.

There are five chapters of the U.S. Bankruptcy Code that serve different purposes and require various types of services and information. Our products and services are designed for cases filed under the following three chapters:

•       Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in 2006, accounted for approximately 75% of all bankruptcy filings. In a Chapter 7 case, the debtor’s assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors. Chapter 7 cases typically last several years.

•       Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in fiscal 2006, accounted for approximately 1% of all bankruptcy filings. Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 cases may last several years.

•       Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in 2006, accounted for approximately 24% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last between three and five years.

The participants in a bankruptcy proceeding include the debtor, the debtor’s counsel, the creditors, and the bankruptcy judge. Chapter 7 and Chapter 13 cases also have a professional bankruptcy trustee, who is responsible for administering the bankruptcy case.

Class Action

Class action and mass tort refer to litigation in which class representatives bring a lawsuit against a defendant company or other persons on behalf of a large group of similarly affected persons (the class). Mass action or mass tort refers to class action cases that are particularly large or prominent. The class action and mass tort marketplace is significant, with estimated annual tort claim costs of approximately $260 billion in 2004, according to an update study issued in 2004 by Towers Perrin. Administrative costs, which include costs, other than defense costs, incurred by either the insurance company or self-insured entity in the administration of claims, comprise approximately 20% of this total. Key participants in this marketplace include law firms that specialize in representing class action and mass tort plaintiffs and other law firms that specialize in representing defendants. Class action and mass tort litigation is often complex and the cases, including administration of any settlement, may last several years.

Products and Services

Case Management Segment

Case management support for client engagements may last several years and has a revenue profile that typically includes a recurring component. Our technology platform enables our case management segment to generate revenue through the efficient provision of the following services:

•       Data hosting fees, volume-based fees, and professional services fees related to the management of large volumes of electronic data in support of a legal proceeding.

•       Proprietary electronic discovery software that sorts, cleanses, organizes and performs searches on large databases in support of a legal proceeding.

•       Volume-based fees related to software and postcontract customer support to facilitate the efficient administration of Chapter 7 and Chapter 13 bankruptcy cases.

•       Professional and other support services related to the administration of cases, including data conversion, claims processing, claims reconciliation, professional consulting services, and settlement administration.

•       Call center support to process and respond to telephone inquiries related to creditor and class action claims.

Document Management Segment

Document management revenue is generally non-recurring due to the nature of the frequency, timing and magnitude of the clients’ business requirements. Our document management segment generates revenue primarily through the following services.

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

Our clients for both case management and document management segments include law firms, corporate legal departments, bankruptcy trustees and other professional advisors. Frequently, law firms act as referral sources for our services, which are ultimately consumed and paid for by a corporate client involved in litigation requiring our electronic discovery services, a bankruptcy proceeding, a class action settlement or other complex litigation. We rely extensively on our network of law firm and in-house corporate counsel relationships and expend considerable resources to develop and extend those relationships.

For electronic discovery, our customers are typically large corporations that use our products and services cooperatively with their legal counsel or other professional advisors to manage the electronic discovery process for complex litigation matters.

For our Chapter 7 and Chapter 13 bankruptcy trustee products, our end-user customers are professional bankruptcy trustees. The Executive Office for United States Trustees, a division of the U.S. Department of Justice, appoints all bankruptcy trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The bankruptcy trustee’s primary responsibilities include liquidating the debtor’s assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court. Trustees typically manage an entire caseload of bankruptcy cases simultaneously.

The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we provide our Chapter 7 products and services to trustee customers at no direct charge, and our trustee customers agree to maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution. We have marketing arrangements with various banks under which we provide Chapter 7 trustee case management software and related services and the bank provides the Chapter 7 bankruptcy trustee with deposit-related banking services. Under these Chapter 7 deposit relationships, we receive revenue based primarily on the aggregate amount of trustee deposits maintained at the bank. Prior to April 1, 2004, we had an exclusive marketing arrangement with Bank of America for Chapter 7 trustee software and services. Since April 1, 2004, we have established new deposit relationships with additional financial institutions. During the year ended December 31, 2006, a substantial majority of our Chapter 7 trustee clients’ deposits were maintained at Bank of America. See note 9 of the notes to consolidated financial statements.

Our customers for class action and corporate restructuring are primarily large corporations that are administering the settlement or resolution of class action cases and debtor corporations or businesses that file a plan of reorganization. We sell our services directly to those customers; however, our relationships with other interested parties, including legal counsel, often provide access to these customers.

Sales and Marketing

Our sales executives market our case management and document management products and services directly to prospective customers and referral law firms through on-site sales calls and through longstanding relationships. We focus on attracting and retaining customers by providing superior integrated technology solutions and by providing exceptional customer service. Our client support specialists are responsible for providing ongoing support services for existing customers. Additionally, we maintain a website that clients and potential clients may access to obtain additional information related to solutions we offer, various client relationship associates attend industry trade shows, and we conduct direct mail campaigns and advertise in trade journals.

Competition

There are a variety of companies competing, primarily on the basis of quality of service, technology innovations, and price, for the finite number of available client engagements that become available each year. Competitors include BMC Group, Inc., Bankruptcy Management Solutions, Inc., Kurtzman Carson Consultants LLC, Electronic Evidence Discovery, Inc., Fios, Inc., The Garden City Group Inc., Kroll Ontrack, Inc., Rust Consulting Inc., The Trumbull Group, Zantaz, Lexis Nexis Applied Discovery and others. Additionally, certain law firms, accounting firms, management consultant firms, turnaround specialists and crisis management firms offer certain products and services that compete with ours.

Government Regulation

Our products and services are not directly regulated by the government. However, our bankruptcy trustee and corporate restructuring customers are subject to significant regulation under the United States Bankruptcy Code (the Bankruptcy Code), the Federal Rules of Bankruptcy Procedure and local rules and procedures established by bankruptcy courts. Additionally, the Executive Office for United States Trustees, a division of the United States Department of Justice, oversees the federal bankruptcy system and establishes administrative rules governing our clients’ activities. Furthermore, class action and mass tort cases, as well as electronic discovery requirements related to litigation, are subject to various federal and state laws, as well as rules and procedures established by the courts.

In February 2005, new federal class action and tort reform legislation was passed by Congress and signed into law by President Bush. The primary impact of the new federal legislation is to require that certain types of class action lawsuits be brought in federal court rather than state courts. Based on the report “The Impact of the Class Action Fairness Act of 2005, Second Interim Report to the Judicial Conference Advisory Committee on Civil Rules,” issued by the Federal Judicial Center in September 2006, this legislation has resulted in an increase in filings in federal district courts and/or removals from state courts to federal courts. The slower processing of class action lawsuits in federal courts could delay the ultimate settlement of those cases, which could adversely affect the timing of services we provide in those cases. Similar to this recent federal legislation, there have been various efforts at the state level to modify and reform the laws and procedures related to class action and mass tort. We cannot predict the effect, if any, that state legislative action would have on the number or size of class action and mass tort lawsuits filed or on the claims administration process.

In April 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 was passed by Congress and signed into law by President Bush. The intent of this legislation, which became effective October 2005, is to move certain individual bankruptcy filings from Chapter 7, which liquidates most of the debtor’s assets and discharges most of the debtor’s liabilities, to Chapter 13 which does not liquidate the debtor’s assets but which requires a debtor to pay disposable income to their creditors. The legislation also affects Chapter 11 bankruptcy filings, in part by restricting the period of time in which a debtor has the exclusive right to file and obtain acceptance of a plan of reorganization, accelerating the time frame within which a debtor must accept or reject executory contracts and unexpired leases, and potentially increasing certain priority claims. While the bankruptcy reform legislation had the effect of a significant increase in bankruptcy filings prior to the effective date of the law in fiscal 2005 and a corresponding significant drop in bankruptcy filings in fiscal 2006, this fluctuation in the number of filings did not appear to have any meaningful impact on our bankruptcy management business or revenues because (i) the fluctuation in filings appear to have been primarily in “no asset” Chapter 7 cases, and (ii) a slight shift of Chapter 7 cases to Chapter 13 cases, neither of which had a material impact on our bankruptcy revenues.

In April 2006, the United States Supreme Court approved certain amendments to the Federal Rules of Civil Procedure (“FRCP”) regarding the discovery in litigation of certain “electronically stored information” (“ESI”). These amendments became effective on December 1, 2006. Among other things, the FRCP amendments (i) require early attention by parties in litigation to meet and confer regarding discovery issues and to develop a discovery plan that identifies and addresses the parties’ ESI, (ii) expand the reach of federal court subpoenas to include ESI, (iii) allow for parties to object to production of ESI that is not reasonably accessible due to the undue burden or cost associated with such retrieval, and (iv) provide a “safe harbor” to parties unable to provide ESI lost or destroyed as a result of the routine, good-faith operation of an electronic information system. While these federal rules do not apply in state court proceedings, the civil procedure rules of many states have been closely modeled on these provisions. As a result of this new legislation, the electronic discovery market may experience an increase in volume and demand. However, these federal and state rules will continue to evolve and be subject to interpretation by courts. Therefore, we cannot predict the effect, if any, that this legislation will have on our business in future years.

Employees

As of December 31, 2006, we employed approximately 500 full-time employees, none of whom is covered by a collective bargaining agreement. We believe the relationship with our employees is good.

ITEM 1A.        RISK FACTORS

This report, other reports to be filed by us with the SEC, press releases made by us and other public statements by our officers, oral and written, contain or will contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including those relating to the possible or assumed future results of operations and financial condition. Because those statements are subject to a number of uncertainties and risks, actual results may differ materially from those expressed or implied by the forward-looking statements. Listed below are risks associated with an investment in our securities that could cause actual results to differ from those expressed or implied. If any of the following risks occurs, our business, financial condition, results of operations and prospects could be materially adversely affected.

We compete with other third party providers primarily on the basis of the technological features and capabilities of our products and services, and we could lose existing customers and fail to attract new business if we do not keep pace with technological changes.

The markets for case and document management products and services are competitive, continually evolving and subject to technological change. We believe that the principal competitive factors in the markets we serve include the breadth and quality of system and software solution offerings, the stability of the information systems provider, the features and capabilities of the product and service offerings, and the potential for future product and service enhancements. Our success depends upon our ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced software solutions and services that satisfy changing client requirements and achieve market acceptance.

We have a limited number of clients and referral sources.

We rely on a limited number of referral sources that support new business engagements.  Our future financial performance will depend on our ability to retain existing customer accounts, to attract business from new customers, to maintain our existing referral relationships, and to develop new referral relationships.

Security problems with, or product liability claims arising from, our software products and errors or fraud related to our business processes could cause increased expense for litigation, increased service costs or damage to our reputation.

We have included security features in our products that are intended to protect the privacy and integrity of data, including confidential client or consumer data. Security for our products is critical given the confidential nature of the information our software processes. Our software products and the systems on which the products are used may not be impervious to intentional break-ins (“hacking”) or other disruptive disclosures or problems, whether as a result of inadvertent third party action, employee action, malfeasance, or other. Hacking or other disruptive problems could result in the diversion of our development resources, damage to our reputation, increased service costs or impaired market acceptance of our products, any of which could result in higher expenses or lower revenues. Additionally, we could be exposed to potential liability claims related to the unauthorized access to or release of confidential client or consumer data. Defending such liability claims could result in increased expenses for litigation and/or claim settlement and a significant diversion of our management’s attention.

Furthermore, we administer claims and provide professional services for third parties. Errors or fraud related to the processing or payment of these claims or errors related to the delivery of professional services could result in the diversion of management resources, damage to our reputation, increased service costs or impaired market acceptance of our services, any of which could result in higher expenses and/or lower revenues. Additionally, such errors or fraud could result in lawsuits alleging damages. Defending such claims could result in increased expenses for litigation and/or claims settlement and a significant diversion of our management’s attention.

Interruptions or delays in service related to third-party facilities could impair the delivery of our service and harm our business.

We provide certain of our services through computer hardware that is located in third-party facilities. We do not control the operation of these facilities, and they are subject to damage or interruption from earthquakes, floods, fires, power loss, terrorist attacks, telecommunications failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. The occurrence of any of these events, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in interruptions in certain of our services. In addition, the failure by our vendor to provide our required data communications capacity could result in interruptions in our service. Any damage to, or failure of, our systems could reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their agreements with us and adversely affect our ability to secure business in the future. Our business will be harmed if our customers and potential customers believe our services are unreliable.

New releases of our software products may have undetected errors, which could cause litigation claims against us or damage to our reputation.

We intend to continue to issue new releases of our software products periodically. Complex software products, such as those we offer, can contain undetected errors when first introduced or as new versions are released. Any introduction of new products and future releases has a risk of undetected errors. These undetected errors may be discovered only after a product has been installed and used either in our internal processing or by our customers. Likewise, the software products we acquire in business acquisitions have a risk of undetected errors.

Errors may be found in our software products in the future. Any undetected errors, as well as any difficulties in installing and maintaining our new software and releases or difficulties training customers and their staffs on the utilization of new products and releases, may result in a delay or loss of revenue, diversion of development resources, damage to our reputation, increased service costs, increased expense for litigation or claims settlement, or impaired market acceptance of our products.

We rely on third-party hardware and software, which could cause errors or failures of our service.

We rely on hardware purchased or leased and software licensed from third parties in order to offer certain services. Any errors or defects in third-party hardware or software could result in errors in our software products or a failure of our service which could harm our business.

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

Previously, we promoted our Chapter 7 product exclusively through a marketing arrangement established with Bank of America in November 1993. Substantially all of our Chapter 7 revenues are collected through this relationship. On April 1, 2004, this exclusive marketing arrangement became a non-exclusive arrangement. During February 2006, the parties extended the non-exclusive arrangement indefinitely. Either party may, with appropriate notice, wind down the arrangement over a period of three years, including the notice period. If either party were to give notice of termination of this arrangement, we could experience uncertainty relating to the transfer of Chapter 7 trustee deposits to other financial institutions, and we could experience a decline in revenues and earnings as those deposits are transferred during the wind-down period.

Chapter 7 revenues from Bank of America comprised 38%, 3% and 3% of our total revenue recognized for the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2005 and 2004, we had recorded on our consolidated balance sheets $59.7 million, and $35.2 million, respectively, of deferred revenue related to our arrangement with Bank of America. There was no deferred revenue related to our arrangement with Bank of America as of December 31, 2006.

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

Our future success may depend upon the continued service of our senior management and certain of our key technical personnel and our continuing ability to attract, assimilate and retain highly qualified technical, managerial, and sales and marketing personnel. We do not have employment agreements with our Chief Executive Officer, President, or Chief Financial Officer. We maintain key-man life insurance policies on our Chief Executive Officer and our President. The loss of the services of any of these executives or other key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse impact on our results of operations.

The integration of acquired businesses is time consuming, may distract our management from our other operations, and can be expensive, all of which could reduce or eliminate our expected earnings.

During the five years ended December 31, 2006, we acquired eight businesses at a combined cost of approximately $330 million in cash and stock. We may consider additional opportunities to acquire other companies, assets or product lines that complement or expand our business. If we are unsuccessful in integrating these companies or product lines with our existing operations, or if integration is more difficult than anticipated, we may experience disruptions to our operations. A difficult or unsuccessful integration of an acquired business would likely have a material adverse effect on our results of operations.

Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

•       unexpected losses of key employees or customers of the acquired business;

•       conforming standards, processes, procedures and controls of the acquired business with our operations;

•       increasing the scope, geographic diversity and complexity of our operations;

•       difficulties in transferring processes and know-how;

•       difficulties in the assimilation of acquired operations, technologies or products;

•       diversion of management’s attention from other business concerns;

•       adverse effects on existing business relationships with customers; and

•       the challenges of operating internationally.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and diversion of management time and attention from operational activities to compliance activities.

Compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and Nasdaq Global Market rules, are time consuming and expensive. Since 2002, we have spent substantial amounts of management time and have incurred substantial legal and accounting expense in complying with the Sarbanes-Oxley Act and regulatory initiatives resulting from that Act. Complying with these new laws and regulations also creates uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

SEC rules implementing Section 404 of Sarbanes-Oxley require disclosure of the remediation of significant deficiencies or material weaknesses in internal controls over financial reporting and the existence, at year-end, of material weaknesses related to our internal control over financial reporting. During 2006, we restated certain previously issued consolidated and condensed consolidated financial statements. Related to this restatement, we identified a material weakness, which was remediated prior to December 31, 2006, related to our 2005 consolidated financial statements. If we have material weaknesses in our internal control over financial reporting or a restatement in the future, the price of our common stock could be adversely affected.

Our quarterly results have fluctuated in the past and may fluctuate in the future. If they do, our operating results may not meet the expectations of securities analysts or investors. This could cause fluctuations in the market price of our common stock.

Our quarterly results have fluctuated during the past and may fluctuate in the future. Our quarterly revenues and operating results are increasingly difficult to forecast. It is possible that our future quarterly results from operations from time to time will not meet the expectations of securities analysts or investors. This could cause a material drop in the market price of our common stock.

Our business will continue to be affected by a number of factors, any one of which could substantially affect our results of operations for a particular fiscal quarter. Specifically, our quarterly results from operations can vary due to:

•       the initiation or termination of a large corporate restructuring, class action or electronic discovery engagement;

•       the timing, size, cancellation or rescheduling of customer orders;

•       fluctuations in bankruptcy trustees’ deposit balances;

•       unanticipated expenses related to software maintenance or customer service; and

•       unexpected legal or regulatory expenses.

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

We do not pay cash dividends on our common stock and our common stock may not appreciate in value or even maintain the price at which it was purchased.

We presently do not intend to pay any cash dividends on our common stock. In addition, certain terms of our convertible notes restrict our payment of dividends while the subordinated convertible debt is outstanding, and certain provisions in our credit agreement may restrict our ability to pay dividends in the future. Subject to any financial covenants in current or future financing agreements that directly or indirectly restrict the payment of dividends, the payment of dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, our financial condition and any other factors that the board of directors may consider. We currently intend to retain all earnings to reduce our debt and for use in the operation and expansion of our business. As a result, the success of an investment in our common stock will depend entirely upon its future appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

The use of our common stock to fund acquisitions or to refinance debt incurred for acquisitions could dilute existing shares.

We have used our common stock to partly fund acquisitions and to refinance debt. During June 2004, we issued $50 million of convertible notes, which are convertible into approximately 2.9 million shares of common stock, to refinance a portion of the purchase price for the January 2004 Poorman-Douglas acquisition. During November 2005, we issued approximately 1.2 million shares of common stock in connection with our nMatrix acquisition. We may consider issuing additional common shares and using the proceeds to pay part or all of our indebtedness.

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

In certain circumstances, we may be obligated to pay one of our shareholders the difference between $20.35 per share and any lower price at which that shareholder sells up to 1,228,501 shares of our common stock, which could adversely affect our liquidity or the market price of our common stock.

We issued to the former owner of nMatrix 1.2 million shares of our common stock as a part of the purchase price for the nMatrix business. We are required to maintain an effective registration statement for the resale of those shares by that shareholder until November 15, 2007. Our agreement with that shareholder includes a limited price protection provision, which provides that if the shareholder sells any of those shares pursuant to the registration statement at a per share price (before commissions and other transaction expenses) lower than $20.35, we will pay that selling shareholder an amount in cash equal to the number of shares sold by the shareholder multiplied by the difference between the $20.35 minus the sale price. The limited price protection will terminate permanently upon the earlier of termination of our obligation to maintain the effectiveness of the registration statement or, during the period of the effectiveness of the registration statement, after any 15 trading days (which need not be consecutive trading days) on which both of the following conditions are satisfied:  (1) the shareholder may lawfully sell shares under the registration statement, and (2) the closing price for our common stock has been equal to or greater than $20.35 per share. Payments under this provision would adversely affect our liquidity.

As a result of the imminent expiration of either the limited price protection, the shareholder may choose to sell all or substantially all the shares of our common stock then held by that shareholder subject to these agreements. Those sales could adversely affect the market price of our common stock at that time.

Our articles of incorporation and Missouri law contain provisions that could be used by us to discourage or prevent a takeover of our company.

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

In addition, the General and Business Corporation Law of Missouri, under which we are incorporated, provides that any merger involving the company must be approved by the holders of not less than two-thirds of the outstanding shares of capital stock entitled to vote on the merger. Presently, our only outstanding voting securities are our shares of common stock. Accordingly, shareholders with voting power over as little as one-third of our outstanding common stock could block a merger proposal, even if that merger proposal were supported by our board of directors or shareholders holding a majority of our then outstanding shares of common stock.

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

No matters were submitted in the fourth quarter of 2006 to a vote of security holders.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded under the symbol “EPIQ” on the Nasdaq Global Market. The following table shows the reported high and low sales prices for the common stock for the calendar quarters of 2006 and 2005 as reported by Nasdaq:

	2006		2005
	High	Low	High	Low
First Quarter	$23.40	$18.05	$15.00	$12.05
Second Quarter	19.13	14.82	16.97	12.90
Third Quarter	17.13	14.52	22.22	16.13
Fourth Quarter	17.60	14.31	22.44	17.21

Holders

As of February 21, 2007, there were approximately 100 owners of record of our common stock and approximately 5,800 beneficial owners of our common stock.

Dividends

At this time, we intend to retain our earnings to reduce our debt and for use in the operation and expansion of our business. Accordingly, we do not expect to declare or pay any cash dividends in the foreseeable future. Under the terms of our subordinated convertible debt agreement, we are restricted from payment of dividends while the subordinated convertible debt is outstanding. Thereafter, the payment of dividends is within the discretion of our board of directors and will depend upon various factors, including future earnings, capital requirements, financial condition, the terms of our credit agreement, and other factors deemed relevant by the board of directors. Various financial covenants in our credit agreement may have the effect of limiting the ability of our board of directors to declare and pay cash dividends on our common stock. There is no restriction on the ability of our subsidiaries to transfer funds to Epiq in the form of cash dividends, loans or advances.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2006 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,633,000	$14.30	2,204,000
Equity compensation plans not approved by security holders	690,000	$17.89	—
Total	5,323,000	$14.76	2,204,000

As of December 31, 2006, equity compensation plans approved by security holders consist of our 1995 Stock Option Plan and our 2004 Equity Incentive Plan, both as amended. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares available under the 2004 Equity Incentive Plan. Securities remaining available for future issuance under our 2004 Equity Incentive Plan may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock.

As of December 31, 2006, equity compensation plans not approved by security shareholders consist of stock options issued in conjunction with (i) our acquisitions of BSI, Poorman-Douglas, and nMatrix, and (ii) the recruitment of two new executive officers in 2006. The stock options issued to key employees of BSI, Poorman-Douglas, and nMatrix were inducement stock options issued in conjunction with the execution of employment agreements with each of those key employees to become employees of our newly acquired subsidiaries. Similarly, the stock options granted to two new executive officers that we recruited in 2006 as part of a national search efforts were inducement stock options issued in conjunction with the negotiation of their employment letters. In accordance with the Nasdaq corporate governance rules, shareholder approval of each of these inducement stock option grants was not required.

The stock options granted under equity compensation plans not approved by security holders were granted at option exercise prices equal to fair market value of the common stock on the date of grant, are non-qualified options, are exercisable for up to 10 years from the date of grant, and otherwise have terms substantially identical to the material terms of the 1995 Stock Option Plan and the 2004 Equity Incentive Plan. Additional information related to the equity compensation plans not approved by security holders is contained in note 12 of the notes to consolidated financial statements.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following Performance Graphs and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such a filing.

The following graphs show the total shareholder return of an investment of $100 in cash for (i) Epiq’s common stock, (ii) the Nasdaq Stock Market Computer and Data Processing Services Index (the “Nasdaq Computer Index”), and (iii) the Standard & Poor’s 500 Index (the “S&P 500 Index”) for our last five fiscal years (December 31, 2001 through December 31, 2006) and for the period beginning on the date of our initial public offering through the end of the last fiscal year (February 4, 1997 through December 31, 2006).  All values assume reinvestment of the full amount of any dividends.  The Nasdaq Computer Index and the S&P 500 Index are calculated by Standard & Poor’s Institutional Market Services.

The five-year graph assumes that $100.00 was invested in our common stock on December 31, 2001, at the price of $19.35 per share, the closing sales price on that date.  The second graph assumes that $100.00 was invested in our common stock on February 4, 1997, the date of our initial public offering, at the price of $1.39 per share, the closing sales price on that date (after giving effect to the stock splits and stock dividends paid by Epiq).  The closing sales prices were used for each index on December 31, 2001 or February 4, 1997, as applicable, and all dividends were reinvested.  No cash dividends have been declared on our common stock.  Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Five-Year Performance Graph
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EPIQ SYSTEMS, INC.,
S&P 500 INDEX AND NASDAQ COMPUTER & DATA PROCESSING

ASSUMES $100 INVESTED ON DEC. 31, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

Performance Graph Since Initial Public Offering
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EPIQ SYSTEMS, INC.,
S&P 500 INDEX AND NASDAQ COMPUTER & DATA PROCESSING

ASSUMES $100 INVESTED ON FEB. 4, 1997
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

ITEM 6.                SELECTED FINANCIAL DATA

The following table presents selected historical financial data for the years ended December 31, 2006, 2005, 2004, 2003, and 2002.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In Thousands, Except Per Share Data)
INCOME STATEMENT DATA:
Total revenue from continuing operations	$224,170	$106,330	$98,368	$59,780	$36,256
Income (loss) from continuing operations	35,131	(3,842)	(7,290)	9,595	9,766
Income (loss) from discontinued operations	—	—	667	(5,818)	(1,533)
Net income (loss)	35,131	(3,842)	(6,623)	3,777	8,233
Income (loss) per share—Diluted
from continuing operations	$1.58	$(0.21)	$(0.41)	$0.53	$0.64
from discontinued operations	$—	$—	$0.04	$(0.32)	$(0.10)
Net income (loss) per share—Diluted	$1.58	$(0.21)	$(0.37)	$0.21	$0.54
BALANCE SHEET DATA:
Working capital related to continuing operations	$(45,864)	$(25,090)	$22,979	$39,023	$63,503
Total assets	382,220	418,471	244,317	143,186	108,037
Long-term debt	83,873	145,906	74,499	3,066	289
Stockholders’ equity	184,179	140,468	118,550	124,325	102,375

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

In October 2003 we entered into a three-year arrangement related to our Chapter 7 bankruptcy trustee business that included various elements which had previously been provided on a standalone basis. As a result, for the final quarter of 2003 and for the years ended December 31, 2005 and 2004 we deferred substantially all of our Chapter 7 bankruptcy trustee revenue. The $59.7 million of revenue deferred during these periods related to this arrangement was recognized during the year ended December 31, 2006. The effect of this was to:  (i) reduce revenue recognized for the years ended December 31, 2005, 2004 and 2003 with a corresponding increase in revenue recognized for the year ended December 31, 2006; (ii) substantially decrease net income for the year ended December 31, 2003 and increase our net loss for the years ended December 31, 2005 and 2004, with a corresponding increase in net income for the year ended December 31, 2006; and (iii) substantially decrease our working capital as of December 31, 2005.

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

On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment. We elected to adopt SFAS No. 123R using the modified version of prospective application. Using this method, we recognized compensation costs related to share-based compensation beginning January 1, 2006. Compensation costs related to share-based compensation for periods ended on or before December 31, 2005 are reflected on a pro forma basis. See note 12 of the notes to the consolidated financial statements. As a result of our adoption of SFAS No. 123R, during the year ended December 31, 2006 we recognized approximately $5.4 million of expense related to share options issued prior to but unvested as of January 1, 2006 as well as expense related to share options issued subsequent to January 1, 2006.

During May 2006, we acquired the net assets of Gazes LLC and placed these assets in a newly formed subsidiary, Epiq Advisory Services. The acquisition was accounted for using the purchase method of accounting with the operating results of Epiq Advisory Services included in our statement of operations since the date of acquisition. See note 13 of the notes to consolidated financial statements.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Form 10-K.

Management’s Overview

Epiq is a provider of technology-based solutions for the legal and fiduciary services industries. Our products and services assist clients with the administration of complex legal proceedings, including electronic litigation discovery, bankruptcy administration and class action administration. We have two operating segments: case management and document management.

Our case management segment generates revenue primarily through integrated technology-based products and services that support client engagements for electronic discovery, class action and mass tort, and bankruptcy proceedings that can last several years and has a revenue profile that typically includes a recurring component. Our document management segment generates revenue primarily through legal noticing services, reimbursement for costs incurred related to postage on mailing services, media campaign and advertising management and document custody services. Document management revenue is generally less recurring due to the unpredictable nature of the frequency, timing, and magnitude of the clients’ business requirements.

The number of new bankruptcy filings each year may vary based on the level of consumer and business debt, the general economy, interest rate levels and other factors. For the government fiscal years ended September 30, 2004, 2005, and 2006, the Administrative Office of the U.S. Courts reported approximately 1.62 million, 1.78 million, and 1.11 million new bankruptcy filings, respectively. We believe an important indicator of future bankruptcy filings is the level of consumer and business debt outstanding. The most recent available Federal Reserve Flow of Funds Accounts of the United States, dated December 7, 2006, reported increases in both consumer and business debt outstanding as compared with the same period of the prior year.

For our Chapter 7 bankruptcy services, our end-user customers are professional bankruptcy trustees. The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we provide our Chapter 7 services to trustee customers at no direct charge, and our trustee customers maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution. We have marketing arrangements with various banks under which we provide Chapter 7 bankruptcy trustee case management software and related services and the bank provides the Chapter 7 bankruptcy trustee with deposit-related banking services. Our most significant marketing arrangement is with our primary depository institution, Bank of America. Under this arrangement, we primarily receive revenue based on the aggregate amount of trustee deposits and the number of Chapter 7 trustees which we refer to collectively as volume-based fees. These volume-based fees compensate us for the software license, hardware and postcontract customer support services that we provide to the Chapter 7 bankruptcy trustees.

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

In October 2003, we entered into a new arrangement (the 2003 Arrangement) with the primary depository institution. As a part of the 2003 Arrangement, we agreed to continue to perform each of our first and second quarter software upgrades through the term of the arrangement, and the primary depository institution agreed to compensate us for these upgrades on terms similar to our historical terms when we delivered the upgrades on a standalone basis. As the 2003 Arrangement included volume-based pricing related to our software license, hardware and postcontract customer support services, as well as pricing related to software upgrades and special projects, the 2003 Arrangement was considered a bundled arrangement. As the 2003 Arrangement involved the delivery of software, we accounted for this arrangement pursuant to Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). For bundled arrangements, SOP 97-2 requires that for separate elements of the arrangement, such as software upgrades, we must be able to establish vendor specific objective evidence (VSOE) of fair value. VSOE is established based on the price charged when the same element is sold on a standalone basis. Although we historically sold software upgrades on a standalone basis, each software upgrade is considered a separate product and, therefore, we determined that the price of prior software upgrades cannot be used to establish the price of future software upgrades. As the primary financial institution was our only payee for software upgrades during the period of the 2003 Arrangement, we were unable to establish VSOE for the software upgrades. Under SOP 97-2, if VSOE cannot be established for software upgrades, then consideration received under the 2003 Arrangement, except for consideration related to the provision of hardware and hardware maintenance, must be deferred until all software upgrades have been delivered. Under the terms of the 2003 Arrangement, the final software upgrade was delivered in the second quarter of 2006. Although, during the period of the 2003 Arrangement, we continued to invoice, and the primary financial institution continued to pay, our volume-based fees related to software licenses and postcontract customer support as well as our semi-annual software upgrades, we did not recognize these amounts as revenue. Instead, these amounts were recorded as deferred revenue liability through the first quarter of 2006. Substantially all deferred revenue was recognized during the second quarter of 2006 when the final upgrade was delivered. The remaining amount of deferred revenue was recognized during the third quarter of 2006 when the 2003 Arrangement terminated. Throughout the period of the 2003 Arrangement, we continued to recognize revenue related to the hardware and hardware maintenance we provided to Chapter 7 trustees as this revenue is accounted for pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), Accounting for Leases. This revenue is a relatively minor component of the 2003 Arrangement.

During February 2006, we entered into a new arrangement with our primary depository institution, which became effective October 1, 2006. As specified software upgrades and special projects are not contained in this contract, this arrangement does not require the deferral of revenue. As a result, the revenue is recognized as explained under “Critical Accounting Policies—Revenue recognition—Software Arrangements” below.

We have acquired a number of businesses during the past several years. In January 2004, we acquired Poorman-Douglas and expanded our product and service offerings to include class action, mass tort, and other similar legal proceedings. In October 2005, we acquired Hilsoft to enhance our ability to provide specialized media placement services related to class action, mass tort and bankruptcy noticing. In November 2005, we acquired nMatrix to expand our product and service offerings to include electronic discovery. In May 2006, we acquired Epiq Advisory Services to expand our capabilities in claims preference services.

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

Software Arrangements

For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support (PCS) services, all at no charge to the trustee. The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement. We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits placed by the trustees with that financial institution, from the financial institution related to the software license, hardware lease, hardware maintenance, and PCS services. We account for the software license and PCS elements in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). Since we have not established vendor specific objective evidence (VSOE) of the fair value of the software license, we do not recognize any revenue on delivery of the software. The software element is deferred and included with the remaining undelivered element, which is PCS. This revenue, when recognized, is included as a component of case management services revenue. Revenue related to PCS is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution. Accordingly, except for the arrangement described in the following paragraph, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants’ Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable. This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2, since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

Effective October 1, 2003, we entered into an arrangement with our primary depository financial institution under which we delivered two specified upgrades annually with the last specified upgrade occurring in the second quarter of 2006. This arrangement included specific pricing for each software upgrade and certain special projects in addition to the contingent deposit-based pricing related to the software license, hardware, hardware maintenance, and PCS to each trustee client. Therefore, the software upgrades and special projects are part of a bundled arrangement. Each software upgrade is considered a separate and discrete product and, as we do not sell each software upgrade on a standalone basis, we were unable to establish VSOE of the fair value of the software upgrades. As a result, the licensed software, software upgrade, special projects and PCS are a combined unit of accounting. Revenue for this combined unit of accounting, when recognized, is included as a component of case management services revenue. Since we did not have VSOE of the fair value of each separate upgrade, we deferred recognition of substantially all revenue under this arrangement until the final upgrade was delivered. The ongoing costs related to this arrangement were recognized as expense when incurred. On delivery of the final upgrade during the second quarter of 2006, the only remaining undelivered element was PCS services. In accordance with SOP 97-2, on delivery of the final software upgrade, we recognized revenue previously deferred on a proportionate basis over the three year term of the contract. As the contract terminated

September 30, 2006, during 2006 we recognized approximately $59.7 million of revenue which had been deferred as of December 31, 2005.

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

Share-based compensation.   Effective January 1, 2006, we began accounting for share-based compensation under SFAS No. 123R, Share-Based Payment (SFAS 123R). SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. As a result of our adoption of SFAS No. 123R, during the year ended December 31, 2006 we recognized expense related to share options issued prior to but unvested as of January 1, 2006 as well as expense related to share options issued subsequent to January 1, 2006. For share options issued prior to but unvested as of January 1, 2006, compensation expense was based on the fair value of those share options as calculated using the Black-Scholes option valuation model at the date the share options were issued. Key assumptions for the Black-Scholes option valuation model include expected volatility, expected term of share options granted, the expected risk-free interest rate, and the expected dividend rate. For share options issued during the year ended December 31, 2006, the share options were also valued using the Black-Scholes option valuation models and with key assumptions related to expected volatility, expected term of share options granted, the expected risk-free interest rate, and the expected dividend rate. We estimate our expected volatility based on implied volatilities from traded share options on our stock and on our stock’s historical volatility. We have estimated the expected term of our share options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior. The expected risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Historically, we have not paid dividends and we do not anticipate paying dividends in the foreseeable future; accordingly, our expected dividend rate is zero. We recognize this expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Due to the numerous assumptions involved in calculating share-based compensation expense, the expense recognized in our consolidated financial statements may differ significantly from the value realized by employees on exercise of the share-based instruments. In accordance with the methodology prescribed by SFAS 123R, we do not adjust our recognized compensation expense to reflect these differences. Recognition of share-based compensation expense had, and will likely continue to have, a material affect on our direct costs and general and administrative line items within our consolidated statements of operations and also may have a material affect on our deferred income taxes and additional paid-in capital line items within our consolidated balance sheets. Adoption of SFAS No. 123R affects the classification within our consolidated statement of cash flows of certain tax benefits as certain tax benefits formerly classified as an operating cash flow are now classified as a financing cash flow. To date, the only share-based compensation we have issued is share options.

Business combination accounting.   We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future. Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed. The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. Certain identifiable intangible assets, such as customer lists and covenants not to compete, are amortized on a straight-line basis over the intangible asset’s estimated useful life. The estimated useful life of amortizable identifiable intangible assets ranges from one to fourteen years. Goodwill is not amortized. Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results.

Goodwill.   We assess goodwill, which is not subject to amortization, for impairment as of each July 31 and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. This assessment is performed at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We develop an estimate of the fair value of each reporting unit, using both a market approach and an income approach. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. For each reporting unit, the fair value estimate for our 2006 annual assessment was consistent with the fair value estimate for our 2005 annual assessment.

A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units.

The estimate of fair value is highly subjective and requires significant judgment. If we determine that the fair value of any reporting unit is less than the reporting unit’s carrying value, then we will recognize an impairment charge. If goodwill on our consolidated balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition. Our recognized goodwill totaled $260.6 million as of December 31, 2006.

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

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets’ carrying value, net of amortization, was $43.8 million as of December 31, 2006.

Results of Operations for the Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

To enhance comparability of the results for the year ended December 31, 2006 to the prior year, we separately identify the operating results of recently acquired entities, nMatrix, Hilsoft, and Epiq Advisory Services (collectively, the recently acquired entities), which were not included in our operating results for all or a substantial portion of the prior year.

Revenue

Total revenue from operations of $224.2 million for the year ended December 31, 2006 represents an approximate $117.9 million, or 111%, increase compared with $106.3 million of revenue for the prior year. Total revenue includes operating revenue from reimbursed direct costs, which are presented as a separate line item captioned “Operating revenue from reimbursed direct costs” on our consolidated statement of operations. While operating revenue from reimbursed direct costs may fluctuate significantly from period to period, these fluctuations have a minimal effect on our income (loss) from operations as we realize little or no margin from this revenue. Operating revenue before reimbursed direct costs, also presented as a separate line item on our consolidated statement of operations, increased $117.0 million, or approximately 142%, to $199.7 million for the year ended December 31, 2006 compared with $82.7 million for the same period in the prior year. This increase is primarily the result of an approximate $109.4 million increase in case management revenue combined with an approximate $7.6 million increase in document management revenue. All revenue is directly related to a segment and changes in revenue by segment are discussed below.

Operating Expenses

Direct cost of services increased approximately $18.1 million, or 60% to $48.3 million for the year ended December 31, 2006 compared with $30.2 million for the prior year. This increase is primarily attributable to an approximate $16.0 million increase in direct costs of services related to our recently acquired entities. Changes by segment are discussed below.

Direct cost of bundled software license, software upgrade and postcontract customer support services increased approximately $0.1 million, or approximately 3%, to $3.9 million for the year ended December 31, 2006 compared with $3.8 million for the prior year primarily as a result of increased compensation costs. Changes by segment are discussed below.

Reimbursed direct costs increased approximately $0.8 million, or approximately 3%, to $24.6 million for the year ended December 31, 2006 compared with $23.8 million for the prior year. This increase directly corresponds to the increase in operating revenue from reimbursed direct costs.

General and administrative expenses increased $23.0 million, or approximately 74%, to $54.1 million for the year ended December 31, 2006 compared with $31.1 million for the prior year. Approximately $12.7 million of this increase is attributable to our recently acquired entities. The remainder of the increase is primarily attributable to the combination of a $6.7 million increase in compensation expense, primarily related to the recognition of share-based compensation expense resulting from the adoption of SFAS 123R, and increases in administrative expenses to support the expansion of our business, including an approximate $2.1 million increase in travel and promotional expense. Changes by segment are discussed below.

Depreciation and software and leasehold amortization expenses increased $2.8 million, or approximately 39%, to $10.1 million for the year ended December 31, 2006 compared with $7.3 million for the prior year, primarily as a result of an approximate $2.2 million increase related to our recently acquired entities. The remainder of the increase is primarily the result of a $0.7 million increase in internally developed software amortization due to our continued investment in software development. Changes by segment are discussed below.

Amortization of intangibles increased approximately 72% to $11.6 million for the year ended December 31, 2006 compared with $6.8 million for the prior year, primarily related to an increase in identifiable intangible assets related to our recently acquired entities. All expense related to amortization of identifiable intangible assets is directly related to a segment and changes in identifiable intangible amortization expense by segment are discussed below.

Acquisition related expenses of $0.3 million for the year ended December 31, 2006 result from non-capitalized expenses for bonuses, legal, accounting and valuation services, and travel incurred in connection with potential and completed transactions compared to $3.0 million for the prior year.

Interest Expense

Interest expense increased $6.7 million, to $13.5 million for the year ended December 31, 2006 compared with $6.8 million of interest expense for the prior year. This increase primarily relates to an approximate $6.2 million increase in interest expense related to our credit facility, primarily as a result of an increase in borrowings to finance our November 2005 electronic discovery acquisition.

Effective Tax Rate

Our effective tax rate to record tax expense was 39.4% for the year ended December 31, 2006 compared with an effective rate to record the tax benefit related to our net loss of 38.4% for the prior year. The change in our 2006 effective tax rate compared to the prior year’s benefit is primarily the result of the effect of nondeductible expenses on pre-tax income in 2006 versus a pre-tax loss in 2005. Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes. Several of our subsidiaries operate in New York City and are subject to state and local tax rates which are higher than the tax rates assessed by other jurisdictions where we operate.  Deferred revenue recognized during 2006 was related primarily to lower tax rate jurisdictions leading to a lower effective tax rate than what we expect in the future.

Net Income (Loss)

We had net income of $35.1 million for the year ended December 31, 2006 compared with a net loss of $3.8 million for the prior year. This change is primarily the result of an $85.9 million increase in revenue from case management bundled software license, software upgrade and postcontract customer support services, partly offset by $22.8 million in tax expense for the year ended December 31, 2006 compared with a tax benefit of $2.4 million for the prior year, a $7.7 million increase in depreciation and software and intangible asset amortization expenses, a $6.7 million increase in interest expense, and a $5.4 million increase in share-based compensation expense. The increase in case management bundled revenue, as more fully explained under the “Case Management Segment” caption below, primarily related to the recognition during 2006 of revenue which was deferred beginning in October 2003. The change in tax expense is largely the result the recognition of income during 2006 compared with a loss during the prior year. The increase in depreciation and software and intangible asset amortization expense is largely attributable to the depreciation and amortization of assets acquired by acquisition during 2005 and 2006, primarily assets related to our electronic discovery acquisition. The increase in interest expense is primarily the result of additional bank debt incurred to finance these acquisitions. The increase in share-based compensation expense resulted from the adoption as of January 1, 2006, of the SFAS 123R, which resulted in recognition of expense related to issued and unvested stock options.

Business Segments

The following management discussion and analysis is presented on a basis consistent with our segment disclosure contained in note 15 of our notes to consolidated financial statements.

Case Management Segment

Case management operating revenue before reimbursed direct costs increased approximately $109.4 million to $164.2 million for the year ended December 31, 2006 compared with $54.8 million for the prior year. Our recently acquired entities accounted for approximately $29.8 million of the increase. The remainder of the increase is primarily attributable to an $85.9 million increase in revenue from case management bundled software license, software upgrades and postcontract customer support services. This increase primarily relates to a bundled arrangement which began October 1, 2003 and ended September 30, 2006. As of December 31, 2005, we had deferred recognition of $59.7 million in revenue pending delivery of a final specified software upgrade under the contract provisions. As a result of this final delivery, we recognized the $59.7 million of previously deferred revenue during 2006. Additionally, we recognized, through the end of the arrangement, revenue for bundled software license, software upgrades and postcontract customer support services delivered during 2006. We also recognized revenue related to software licenses and postcontract customer support services delivered under a new arrangement, which commenced October 1, 2006. These increases in revenue were partly offset by an approximate $4.8 million decline in professional fees, primarily as a result of fewer class action client retentions.

Case management direct costs, general and administrative expenses, and depreciation and software amortization increased $22.3 million, or approximately 68%, to $54.9 million for the year ended December 31, 2006 compared with $32.6 million for the same period in the prior year. Our recently acquired entities accounted for approximately $19.5 million of the increase. The remainder of this increase is primarily attributable to an approximate $2.0 million increase in outside service costs. Our case management cost structure is relatively stable and generally does not fluctuate materially with changes in operating revenues.

Amortization of case management’s identifiable intangible assets increased to $9.7 million for the year ended December 31, 2006 compared with $5.0 million for the prior year. This increase is primarily attributable to the amortization related to the identifiable intangible assets acquired in the nMatrix acquisition. Note 4 of the notes to the consolidated financial statements provides a summary of the total identified intangible assets and the scheduled amortization expense related to these identified intangible assets over the next five years.

Document Management Segment

Document management operating revenue before reimbursed direct costs increased approximately $7.6 million, or approximately 27%, to $35.5 million for the year ended December 31, 2006 compared with $27.9 million for the prior year. This increase is primarily attributable to an increase in operating revenue before reimbursed direct costs related to recently acquired entities, partly offset by a decline in noticing services primarily as a result of fewer class action client retentions combined with a decrease in our bankruptcy noticing requirements. Document management revenues, including revenue related to media campaigns and services, can fluctuate materially from period to period based on clients’ business requirements.

Document management direct costs, general and administrative expenses, and depreciation and software amortization increased $11.5 million, or 32%, to $48.1 million for the year ended December 31, 2005 compared with $36.6 million for the prior year. This increase primarily results from an approximate $12.1 million increase in costs related to recently acquired entities, partly offset by an approximate $0.5 decrease in compensation expense related to reduced staffing. Our document management cost structure is more variable than case management and will fluctuate based on document management business requirements delivered.

Amortization of document management’s identifiable intangible assets increased to $2.0 million for the year ended December 31, 2006 compared with $1.7 million for the prior year. This increase is primarily attributable to amortization related to intangible assets acquired in the Hilsoft acquisition. Note 4 of the notes to the consolidated financial statements provides a summary of the total identified intangible assets and the scheduled amortization expense related to these identified intangible assets over the next five years.

Results of Operations for the Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

Consolidated Results

Revenue

Total revenue from operations of $106.3 million for the year ended December 31, 2005 represents an approximate $7.9 million, or 8%, increase compared with $98.4 million of revenue for the prior year. Total revenue includes operating revenue from reimbursed direct costs, which are presented as a separate line item captioned “Operating revenue from reimbursed direct costs” on our consolidated statement of operations. While operating revenue from reimbursed direct costs may fluctuate significantly from period to period, these fluctuations have a minimal effect on our income (loss) from operations as we realize little or no margin from this revenue. Operating revenue before reimbursed direct costs, also presented as a separate line item on our consolidated statement of operations, increased $4.7 million, or approximately 6%, to $82.7 million for the year ended December 31, 2005 compared with $78.0 million for the same period in the prior year. All revenue is directly related to a segment and changes in revenue by segment are discussed below.

Operating Expenses

Direct cost of services decreased approximately $7.2 million, or 19% to $30.2 million for the year ended December 31, 2005 compared with $37.4 million for the prior year. Excluding our subsidiaries acquired during 2005, direct costs of services decreased $8.1 million, or approximately 22%, compared with the prior year. This decrease is primarily the result of a decrease in cost of advertising. Changes by segment are discussed below.

Direct cost of bundled software license, software upgrade and postcontract customer support services increased approximately $1.0 million to $3.8 million for the year ended December 31, 2005 compared with $2.8 million for the prior year primarily as a result of increased compensation costs. Changes by segment are discussed below.

Reimbursed direct costs increased approximately 18% to $23.8 million for the year ended December 31, 2005 compared with $20.1 million for the prior year. This increase directly corresponds to the increase in operating revenue from reimbursed direct costs.

General and administrative expenses increased $5.2 million, or approximately 20%, to $31.1 million for the year ended December 31, 2005 compared with $25.9 million for the prior year. Excluding our subsidiaries acquired during 2005, general and administrative expenses increased $4.4 million, or approximately 17%, compared with the prior year. This increase primarily results from the increase in the scope and complexity of our business, and is primarily the result of increases in compensation and related expenses, travel, and professional services. Changes by segment are discussed below.

Depreciation and software and leasehold amortization expenses increased $0.8 million, or approximately 12%, to $7.3 million for the year ended December 31, 2005 compared with $6.5 million for the prior year. Excluding our subsidiaries acquired during 2005, depreciation and software and leasehold amortization expenses increased $0.5 million, or approximately 8%, compared with the prior year primarily as a result of increased software amortization. Changes by segment are discussed below.

Amortization of identifiable intangible assets decreased $1.0 million to $6.8 million for the year ended December 31, 2005 compared with $7.8 million for the prior year. All expense related to amortization of identifiable intangible assets is directly related to a segment and changes in identifiable intangible amortization expense by segment are discussed below.

Acquisition related expenses of $3.0 million for the year ended December 31, 2005 and $2.2 million for the prior year result from non-capitalized expenses for bonuses, legal, accounting and valuation services, and travel incurred in connection with potential and completed transactions.

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

Effective Tax Rate

Our effective tax rate to record the tax benefit related to our loss from continuing operations increased from 37.2% for the year ended December 31, 2004 to 38.4% for the year ended December 31, 2005. The change in our 2005 effective tax benefit rate compared to the prior year is primarily the result of discrete events, including characterization of the loss from disposal of our discontinued operations from a business loss to a non-business loss and an increase in our research and expenditure credit. Our tax benefit rate is higher than the statutory federal rate of 34% primarily due to state taxes. Our corporate restructuring and electronic discovery businesses operate primarily in New York City and are subject to state and local tax rates which are higher than the tax rates assessed by other jurisdictions where we operate.

Net Loss

Our net loss decreased to a $3.8 million net loss for the year ended December 31, 2005 compared with a $6.6 million net loss for the prior year. This decrease in our net loss was primarily the result of an $8.0 million increase in revenue, primarily resulting from the inclusion of revenue from our electronic discovery business acquired during November 2005, and a $2.6 million decrease in direct costs, primarily resulting from a decrease in media campaign and advertising direct costs. This decrease in our net loss was partly offset by a $5.2 million increase in our general and administrative expenses, a $1.9 million decrease in our tax benefit primarily resulting from the reduced pre-tax loss, and a $0.7 million decrease of income from operations of our discontinued infrastructure segment compared with 2004.

Business Segments

The following management discussion and analysis is presented on a basis consistent with our segment disclosure contained in note 15 of our notes to consolidated financial statements.

Case Management Segment

Case management operating revenue before reimbursed direct costs increased approximately 32% to $54.8 million for the year ended December 31, 2005 compared with $41.5 million for the prior year. Our electronic discovery business, which was acquired on November 15, 2005, accounted for approximately $3.7 million of the increase in operating revenue before reimbursed direct costs. The remainder of the increase is primarily attributable to a $5.7 million increase in class action operating revenues before reimbursed direct costs resulting from the timing of several large cases and a $2.8 million increase resulting from a net increase in bankruptcy professional services.

Case management direct costs, general and administrative expenses, and depreciation and software amortization increased $3.5 million, or approximately 12%, to $32.6 million for the year ended December 31, 2005 compared with $29.1 million for the same period in the prior year. Our electronic discovery business, which was acquired on November 15, 2005, accounted for approximately $1.4 million of the increase. Exclusive of electronic discovery, direct and administrative expenses, including depreciation and software amortization, increased by $2.1 million, or approximately 7%. This increase is primarily attributable to an increase in reimbursed expenses and expenses related to the expansion of our bankruptcy service offerings. Our case management cost structure is relatively stable and generally does not fluctuate materially with changes in operating revenues.

Amortization of case management’s identifiable intangible assets decreased $0.2 million to $5.0 million for the year ended December 31, 2005 compared with $5.2 million for the prior year. This decrease is primarily attributable to certain intangible assets acquired in the BSI acquisition that became fully amortized during 2005, largely offset by an increase in amortization related to intangible assets acquired in the nMatrix acquisition. Note 4 of the notes to the consolidated financial statements provides a summary of the total identified intangible assets and the scheduled amortization expense related to these identified intangible assets over the next five years.

Document  Management Segment

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

Amortization of document management’s identifiable intangible assets decreased $0.8 million to $1.7 million for the year ended December 31, 2005 compared with $2.5 million for the prior year. This decrease is primarily attributable to certain intangible assets acquired in the BSI acquisition that became fully amortized during 2005, partly offset by an increase in amortization related to intangible assets acquired in the Hilsoft acquisition. Note 4 of the notes to the consolidated financial statements provides a summary of the total identified intangible assets and the scheduled amortization expense related to these identified intangible assets over the next five years.

Liquidity and Capital Resources

Operating Activities

During the year ended December 31, 2006, our operating activities provided net cash of $34.4 million. The primary sources of cash from operating activities was net income of $35.1 million, adjusted for $48.8 million of non-cash charges and credits, primarily deferred tax expense of $20.0 million, share-based compensation of $5.4 million, and depreciation and amortization expense of $21.7 million. These sources of cash were partly offset by a $49.5 million net use of cash resulting from changes in operating assets and liabilities. The most significant change in operating assets and liabilities was a $59.2 million decrease in deferred revenue, primarily as a result of recognition of previously deferred amounts related to a three year arrangement that ended September 30, 2006. This use of cash was partly offset by a $5.0 million decrease in income taxes refundable, primarily as a result of the receipt of refunds due to us, a $3.1 million increase in accounts payable and other liabilities, primarily as a result of the recognition of lease expense in excess of cash lease payments and normal fluctuations, and a $2.3 million decrease in trade accounts receivable. Trade accounts receivable will fluctuate from period to period depending on the timing of collections.

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

Investing Activities

During the year ended December 31, 2006, we used cash of approximately $6.4 million to purchase property and equipment. Our property and equipment purchases consisted primarily of computer-related hardware to support our electronic discovery and bankruptcy businesses. Enhancements to our existing software and development of new software is essential to our continued growth and we used cash of approximately $4.6 million to fund internal costs related to development of software for which technological feasibility has been established. We also used approximately $3.6 million of cash to partly fund an acquisition. We believe that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending over the next year.

Financing Activities

During the year ended December 31, 2006, we paid approximately $10.0 million as a principal reduction on our senior term loan, we paid $4.7 million as a principal reduction on deferred acquisition debt, we paid $1.0 million due on capital leases, and we repaid, net of borrowings, $15.0 million of our senior revolving loan. This financing use of cash was partly offset by $2.6 million of net proceeds from stock issued in connection with the exercise of employee share options. As a result of the adoption of SFAS 123R, we also classify a portion of the tax benefit, referred to as excess tax benefit, that we realize on exercise of employee share options as a financing cash flow. The effect of this accounting change was to recognize $0.2 million of excess tax benefit as a financing cash flow rather than as an operating cash flow.

As of December 31, 2006, our borrowings consisted of $52.2 million from the contingent convertible subordinated notes (including the fair value of the embedded option), $15.0 million under our senior term loan, $78.0 million under our senior revolving loan, and approximately $9.2 million of obligations related to capitalized leases and deferred acquisition price. Our convertible debt of $50.0 million matures on June 15, 2007. The convertible notes will require the use of cash at their scheduled maturity in June 2007 if the note holders do not extend the maturity of the notes, at their option, and do not convert the notes into shares of our common stock. If the maturity of the notes is extended or if they are converted into shares of our common stock prior to the scheduled maturity of those notes, then there will be no cash requirements associated with those convertible notes, other than the regular payment of interest on the outstanding notes. We anticipate continuing to pay interest on the notes from cash flow from operations, and we anticipate paying the principal of any maturing notes from the sources discussed below.

As of December 31, 2006, significant financial covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.95 to 1.00, a senior leverage ratio not to exceed 2.75 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00. As of December 31, 2006, we were in compliance with all covenants in our credit facility, including all financial covenants.

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

We believe that the funds generated from operations plus our existing cash resources and amounts available under our senior revolving loan facility will be sufficient over the next 12 months, and for the foreseeable future thereafter, to finance currently anticipated working capital requirements, software expenditures, property and equipment expenditures, common share price protection payments, if any, related to common shares issued in conjunction with the acquisition of our electronic discovery business, principal payments due under the credit facility, deferred acquisition price agreements and capital leases, interest payments due on our outstanding borrowings, and payments for other contractual obligations. As noted above, if the holders of our outstanding convertible notes do not either (i) extend the maturity of those notes, at the option of the note holders, or (ii) convert the notes into shares of our common stock in accordance with the terms of the notes, those notes, in the outstanding principal amount of $50.0 million, will mature on June 15, 2007. If those notes mature at that time, our cash flow from operations from the date of this report through that maturity date is not anticipated to be sufficient to pay those notes (after the uses of anticipated cash flow from operations to meet our other normal uses of cash described above). Management believes we could increase liquidity to fund payment of these notes through a restructuring our credit facility, through the disposition of non-strategic assets, or through the issuance of debt or equity securities.

Off-balance Sheet Arrangements

Although we generally do not utilize off-balance sheet arrangements in our operations, we enter into operating leases in the normal course of business. Our operating lease obligations are disclosed below under “Contractual Obligations” and also in note 6 of the notes to consolidated financial statements. As discussed more fully in note 13 of the notes to consolidated financial statements, we guaranteed the price for approximately 1.2 million shares of our common stock issued in connection with the acquisition of nMatrix.

Contractual Obligations

The following table sets forth a summary of our contractual obligations and commitments, excluding periodic interest payments, as of December 31, 2006.

	Payments Due By Period
Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In Thousands)
Long-term obligations and future accretion(1)	$152,513	$68,393	$82,120	$2,000	$—
Employment agreements(2)	8,763	3,097	3,821	1,845	—
Capital lease obligations	178	48	65	65	—
Operating leases	42,893	5,947	11,299	10,020	15,627
Total	$204,347	$77,485	$97,305	$13,930	$15,627

(1)          A portion of the BSI, Hilsoft, and Epiq Advisory Services purchase prices were paid in the form of non-interest bearing notes or below market rate notes, which were discounted using an imputed rate of 5%, 8%, and 8%, respectively, per annum. The discounts are accreted over the life of the note and each period’s accretion is added to the principal of the respective note. The amount in the above contractual obligation table includes both the notes’ principal, as reflected on our December 31, 2006 consolidated balance sheet, and all future accretion. If certain revenue objectives are satisfied, we will make additional payments, not to exceed $3.0 million, over the next five years to the former owners of Hilsoft. Such payments, if any, are not included in the above contractual obligation table. As of December 31, 2006, we had not made or accrued any additional payments. Convertible debt is included at stated value of the principal redemption and excludes adjustments related to the embedded option, which will not be paid in cash. Any conversion to our common stock of part or all of the convertible debt will reduce our cash obligation related to the convertible debt.

(2)          In conjunction with acquisitions, we have entered into employment agreements with certain key employees of the acquired companies.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is still evaluating the impact, if any, that the adoption of SFAS 157 will have on our financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, (FIN 48) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are effective for fiscal years beginning after December 15, 2005. We will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. We are currently evaluating what effect the adoption of FIN 48 will have on our consolidated financial statements.

In October 2006, the FASB issued Staff Position No. FAS 123(R)-5, Amendment of FASB Staff Position 123(R)-1 (FSP 123(R)-5). FSP 123(R)-5, which amends FSP 123(R)-1, addresses instruments originally issued as employee compensation and later modified solely to reflect an equity restructuring that occurs when the holders are no longer employees. In that situation, no change in the recognition or measurement (due to change in classification) of those instruments will result if (i) there is no increase in the fair value of the award, or an antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (ii) all holders of the same class of equity instruments are treated in the same manner. The guidance in FSP 123(R)-5 is to be applied in the first reporting period beginning after October 15, 2006. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In October 2006, the FASB issued Staff Position No. FAS 123(R)-6, Technical Corrections of FASB Statement No. 123(R) (FSP 123(R)-6). FSP 123(R)-6 was issued to make several technical corrections to SFAS 123(R). These include exemption for non-public entities from disclosing the aggregate intrinsic value of outstanding fully vested share options, revision to the computation of the minimum compensation cost that must be recognized, indication that at the date the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and changes to the definition of short-term inducement to exclude an offer to settle an award. The guidance in FSP 123(R)-6 is effective in the first reporting period beginning after October 20, 2006. Early application is permitted in periods for which financial statements have not yet been issued. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The impact of this adoption was not material to our consolidated financial statements.

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

During 2004, we issued $50.0 million of convertible notes with a 4% fixed interest rate. While we do not have cash flow risk related to this instrument, the instrument does contain an embedded option related to the right of security holders to extend the maturity of the convertible notes which creates an earnings risk. A 10% increase in our stock value would result in a $0.9 million increase in the fair value of the embedded option and a corresponding decrease in pre-tax earnings. A 10% decrease in our stock value would result in a $1.0 million decrease in the fair value of the embedded option and a corresponding increase in pre-tax earnings. The estimated changes in fair value were calculated using a pricing model that incorporates assumptions regarding future volatility, interest rates and credit risk.

At December 31, 2006, we have borrowings outstanding under a credit facility. Interest on borrowings under our credit facility is computed at a variable rate based on the LIBOR rate and the prime rate and results in a market risk related to interest rates. A 1% increase or decrease in the LIBOR rate and the prime rate would increase or decrease, respectively, our annual pre-tax interest expense on variable rate borrowings outstanding as of December 31, 2006 by approximately $0.9 million.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements appear following Item 15 of this Report.

Supplementary Data—Quarterly Financial Information

The following table sets forth the quarterly financial data for the quarters of the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	Quarters
	1st	2nd	3rd	4th
	(Unaudited)
Year ended December 31, 2006
Total revenue	$38,218	$100,496	$39,032	$46,424
Gross profit(1)	15,538	80,616	23,365	21,053
Net income (loss)	(1,749)	36,292	2,681	(2,093)
Net income (loss) per share—Basic(2)	$(0.09)	$1.87	$0.14	$(0.11)
Net income (loss) per share—Diluted(2)	$(0.09)	$1.59	$0.13	$(0.11)
Year ended December 31, 2005
Total revenue	$24,644	$25,352	$26,294	$30,040
Gross profit(1)	9,714	10,592	10,349	12,891
Net income (loss)	(2,128)	1,836	495	(4,045)
Net income (loss) per share—Basic(2)	$(0.12)	$0.10	$0.03	$(0.22)
Net income (loss) per share—Diluted(2)	$(0.12)	$0.10	$0.03	$(0.22)

(1)          Gross profit is calculated as total revenue less direct costs of services, reimbursed direct costs, and the      portion of depreciation and software amortization attributable to direct costs of services.

(2)          The sum of the quarters may not equal the total of the respective year’s net income (loss) per share due to changes in the weighted average shares outstanding throughout the year.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears beginning on page 40.

Changes in Internal Control Over Financial Reporting

Changes in our internal control over financial reporting during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, are as follows:

•       We implemented new controls related to contracts or other arrangements that are within the scope of SOP 97-2 to provide a written analysis of the appropriate accounting for these contracts or other arrangements and to review our conclusions with qualified internal accounting personnel or third party accounting experts; and

•       We have provided our accounting staff with additional training related to generally accepted accounting principles and financial statement reporting matters.

As a result of the above actions, management believes the material weakness in the Company’s internal control over financial reporting with respect to maintaining adequate controls related to the specific evaluation of vendor specific objective evidence of fair value for specified software upgrades provided within a bundled arrangement as required by  SOP 97-2 and as discussed in prior filings was remediated in the fourth quarter ended December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Epiq Systems, Inc.
Kansas City, Kansas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Epiq Systems, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated March 6, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the change in accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 6, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2006.

ITEM 11.         EXECUTIVE COMPENSATION

Incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2006.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2006.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2006.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2006.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

(1)          Financial Statements. The following consolidated financial statements, contained on pages F-1 through F-31 of this report, are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2006 and 2005

Consolidated Statements of Operations—Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity—Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows—Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2)          Financial Statement Schedules. Epiq Systems, Inc. and subsidiaries for each of the years in the three-year period ended December 31, 2006.

Schedule   II—Valuation and qualifying accounts

(3)          Exhibits. Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2007	EPIQ SYSTEMS, INC.
	By:	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board, Chief Executive
Officer and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Name and Title	Date

/s/ Tom W. Olofson	Tom W. Olofson	March 9, 2007
Chairman of the Board, Chief Executive Officer and
Director (Principal Executive Officer)

/s/ Christopher E. Olofson	Christopher E. Olofson	March 9, 2007
President, Chief Operating Officer and Director

/s/ Elizabeth M. Braham	Elizabeth M. Braham	March 9, 2007
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Douglas W. Fleming	Douglas W. Fleming	March 9, 2007
Director of Finance, Chief Accounting Officer
(Principal Accounting Officer)

/s/ W. Bryan Satterlee	W. Bryan Satterlee	March 9, 2007
Director

/s/ Edward M. Connolly, Jr.	Edward M. Connolly, Jr.	March 9, 2007
Director

/s/ James A. Byrnes	James A. Byrnes	March 9, 2007
Director

/s/ Joel Pelofsky	Joel Pelofsky	March 9, 2007
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Epiq Systems, Inc.
Kansas City, Kansas

We have audited the accompanying consolidated balance sheets of Epiq Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Epiq Systems, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 6, 2007

EPIQ SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	As of December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,274	$13,563
Trade accounts receivable, less allowance for doubtful accounts of $1,684 and $3,481, respectively	33,066	33,504
Prepaid expenses	2,537	2,818
Income taxes refundable	332	4,643
Deferred income taxes	1,313	25,579
Other current assets	740	85
Total Current Assets	43,262	80,192
LONG-TERM ASSETS:
Property, equipment and leasehold improvements, net	23,153	23,751
Software development costs, net	9,611	8,848
Goodwill	260,609	249,427
Other intangibles, net of accumulated amortization of $25,387 and $13,758, respectively	43,840	53,399
Other	1,745	2,854
Total Long-term Assets, net	338,958	338,279
Total Assets	$382,220	$418,471
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,930	$7,954
Other accrued expenses	9,635	9,462
Deferred revenue	1,073	60,224
Current maturities of long-term obligations	70,488	27,642
Total Current Liabilities	89,126	105,282
LONG-TERM LIABILITIES:
Deferred income taxes	23,307	26,815
Other long-term liabilities	1,735	—
Long-term obligations (excluding current maturities)	83,873	145,906
Total Long-term Liabilities	108,915	172,721
STOCKHOLDERS’ EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; 50,000,000 shares authorized; issued and outstanding—19,478,839 and 19,253,466 shares at 2006 and 2005, respectively	195	193
Additional paid-in capital	137,044	128,484
Accumulated other comprehensive income	18	—
Retained earnings	46,922	11,791
Total Stockholders’ Equity	184,179	140,468
Total Liabilities and Stockholders’ Equity	$382,220	$418,471

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2006	2005	2004
REVENUE:
Case management services	$76,534	$53,042	$41,275
Case management bundled software license, software upgrade and postcontract customer support services	87,716	1,771	199
Document management services	35,472	27,874	36,549
Operating revenue before reimbursed direct costs	199,722	82,687	78,023
Operating revenue from reimbursed direct costs	24,448	23,643	20,345
Total Revenue	224,170	106,330	98,368
OPERATING EXPENSES:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	48,345	30,225	37,411
Direct cost of bundled software license, software upgrade and postcontract customer support services (exclusive of depreciation and amortization shown separately below)	3,921	3,809	2,849
Reimbursed direct costs	24,583	23,756	20,124
General and administrative	54,071	31,072	25,886
Depreciation and software and leasehold amortization	10,113	7,288	6,527
Amortization of intangibles	11,629	6,751	7,767
Acquisition related	283	2,984	2,197
Total Operating Expenses	152,945	105,885	102,761
INCOME (LOSS) FROM OPERATIONS	71,225	445	(4,393)
EXPENSES (INCOME) RELATED TO FINANCING:
Interest expense	13,468	6,809	6,343
Interest income	(208)	(122)	(128)
Debt extinguishment	—	—	995
Net Expenses (Income) Related to Financing	13,260	6,687	7,210
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,965	(6,242)	(11,603)
PROVISION (BENEFIT) FOR INCOME TAXES	22,834	(2,400)	(4,313)
INCOME (LOSS) FROM CONTINUING OPERATIONS	35,131	(3,842)	(7,290)
DISCONTINUED OPERATIONS:
Income from operations of discontinued infrastructure segment (including gain on disposal of $1,616 during the year ended December 31, 2004)	—	—	1,104
Income tax expense from operations of discontinued infrastructure segment	—	—	(437)
TOTAL DISCONTINUED OPERATIONS	—	—	667
NET INCOME (LOSS)	$35,131	$(3,842)	$(6,623)

EPIQ SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Continued)
(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2006	2005	2004
NET INCOME (LOSS) PER SHARE INFORMATION:
Income (loss) per share—Basic
Income (loss) from continuing operations	$1.81	$(0.21)	$(0.41)
Income from discontinued operations	—	—	0.04
Net income (loss) per share—Basic	$1.81	$(0.21)	$(0.37)
Income (loss) per share—Diluted
Income (loss) from continuing operations	$1.58	$(0.21)	$(0.41)
Income from discontinued operations	—	—	0.04
Net income (loss) per share—Diluted	$1.58	$(0.21)	$(0.37)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,399	18,092	17,848
Diluted	23,048	18,092	17,848

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)

	As of December 31,
	2006	2005	2004
PREFERRED SHARES (2,000 authorized)	—	—	—
COMMON SHARES (50,000 authorized):
Shares, beginning of year	19,253	17,884	17,781
Shares issued upon exercise of options	226	140	103
Shares issued in acquisition of business	—	1,229	—
Shares, end of year	19,479	19,253	17,884
COMMON STOCK—PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$193	$179	$178
Proceeds from exercise of options	2	2	1
Shares issued in acquisition of business	—	12	—
Balance, end of year	195	193	179
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	128,484	102,738	101,891
Proceeds from exercise of options	2,627	1,029	595
Share-based income tax benefit	576	496	252
Share-based compensation expense	5,357	—	—
Shares issued in acquisition of business	—	24,221	—
Balance, end of year	137,044	128,484	102,738
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year	—	—	—
Foreign currency translation adjustment	18	—	—
Balance, end of year	18	—	—
RETAINED EARNINGS:
Balance, beginning of year	11,791	15,633	22,256
Net income (loss)	35,131	(3,842)	(6,623)
Balance, end of year	46,922	11,791	15,633
TOTAL STOCKHOLDERS’ EQUITY	$184,179	$140,468	$118,550

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$35,131	$(3,842)	$(6,623)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Expense (benefit) for deferred income taxes	19,995	(9,864)	(2,491)
Depreciation and software amortization	10,113	7,288	6,527
Loan fee amortization and debt extinguishment	1,445	1,147	3,115
Change in valuation of embedded option and convertible debt	844	1,034	292
Amortization of intangible assets	11,629	6,751	7,767
Share-based compensation expense	5,357	—	—
Gain on sale of discontinued operation	—	—	(1,616)
Other, net	(558)	1,015	370
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	2,255	(3,141)	7,951
Prepaid expenses and other assets	(430)	(330)	1,187
Accounts payable and other liabilities	3,067	3,126	(10,779)
Deferred revenue	(59,151)	24,742	27,069
Excess tax benefit related to share-based compensation	(234)	—	—
Income taxes, including tax benefit of $576, $496 and $252 of tax benefit related to share-based compensation, respectively	4,973	(688)	(1,180)
Net cash provided by operating activities	34,436	27,238	31,589
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,431)	(4,555)	(5,424)
Software development costs	(4,563)	(2,269)	(1,670)
Cash paid for acquisition of businesses, net of cash acquired	(3,586)	(110,533)	(113,111)
Proceeds from sale of infrastructure business	—	489	1,111
Purchase of short-term investments	—	6,000	—
Sale of short-term investments	—	(6,000)	—
Other investing activities, net	(71)	38	65
Net cash used in investing activities	(14,651)	(116,830)	(119,029)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	14,000	106,841	193,500
Debt issuance costs	(281)	(938)	(5,931)
Payments under long-term debt and capital lease obligations	(44,656)	(17,109)	(118,455)
Excess tax benefit related to share-based compensation	234	—	—
Proceeds from exercise of stock options	2,629	1,031	595
Net cash (used in) provided by financing activities	(28,074)	89,825	69,709
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,289)	233	(17,731)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,563	13,330	30,347
Increase in cash classified as held for sale	—	—	714
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,274	$13,563	$13,330

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Epiq Systems, Inc. (“Epiq”) and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

Epiq is a provider of technology-based solutions for the legal and fiduciary services industries. Our products and services assist clients with the administration of complex legal proceedings, including electronic discovery, bankruptcy administration and class action administration. Our clients include law firms, corporate legal departments, bankruptcy trustees, and other professional advisors who require sophisticated case administration and document management capabilities, extensive subject matter expertise and a high service capacity. We provide clients with an integrated offering of proprietary technology and value-added services that comprehensively address their extensive business requirements.

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

Goodwill and Identifiable Intangible Assets

Goodwill is not amortized but is assigned to a reporting unit and tested for impairment at least annually and between annual tests if events or changes in circumstances have indicated that the assets might be impaired. Generally, fair value represents discounted projected future cash flows and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. Our annual impairment test, performed as of July 2006 and using a discounted cash flow analysis to determine the fair value of each reporting unit, indicated that there were no impairments.

Identifiable intangible assets, resulting from various business acquisitions, consist primarily of customer relationships, trade names and agreements not to compete. Customer relationships, trade names and agreements not to compete are being amortized on a straight-line basis over their estimated economic benefit period, generally from one to 14 years. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable.

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

We elected to adopt SFAS No. 123R using the modified version of prospective application. Under the modified version of prospective application, we have recognized compensation costs related to share-based compensation beginning January 1, 2006. We recognize this expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Prior to 2006, we accounted for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which required compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Compensation costs related to share-based compensation for periods ended on or before December 31, 2005 are reflected on a pro forma basis in note 12 of these consolidated financial statements.

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

Software Arrangements

For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support (PCS) services, all at no charge to the trustee. The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement. We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits placed by the trustees with that financial institution, from the financial institution related to the software license, hardware lease, hardware maintenance, and PCS services. We account for the software license and PCS elements in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). Since we have not established vendor specific objective evidence (VSOE) of the fair value of the software license, we do not recognize any revenue on delivery of the software. The software element is deferred and included with the remaining undelivered element, which is PCS. This revenue, when recognized, is included as a component of case management services revenue. Revenue related to PCS is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution. Accordingly, except for the arrangement described in the following paragraph, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants’ Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable. This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2, since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

Effective October 1, 2003, we entered into an arrangement with our primary depository financial institution under which we delivered two specified upgrades annually with the last specified upgrade occurring in the second quarter of 2006. This arrangement included specific pricing for each software upgrade and certain special projects in addition to the contingent deposit-based pricing related to the software license, hardware, hardware maintenance, and PCS to each trustee client. Therefore, the software upgrades and special projects are part of a bundled arrangement. Each software upgrade is considered a separate and discrete product and, as we do not sell each software upgrade on a standalone basis, we were unable to establish VSOE of the fair value of the software upgrades. As a result, the licensed software, software upgrade, special projects and PCS are a combined unit of accounting. Revenue for this combined unit of accounting, when recognized, is included as a component of case management services revenue. Since we did not have VSOE of the fair value of each separate upgrade, we deferred recognition of substantially all revenue under this arrangement until the final upgrade was delivered. The ongoing costs related to this arrangement were recognized as expense when incurred. On delivery of the final upgrade during the second quarter of 2006, the only remaining undelivered element was PCS services. In accordance with SOP 97-2, on delivery of the final software upgrade, we recognized revenue previously deferred on a proportionate basis over the three year term of the contract. As the contract terminated September 30, 2006, during 2006 we recognized approximately $59.7 million of revenue which had been deferred as of December 31, 2005.

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

Derivative Financial Instrument

The holders of our contingently convertible subordinated notes have the right to extend the maturity of these notes for a period not to exceed three years. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the notes represents an embedded option and is accounted for as a derivative financial instrument. The fair value of our obligation related to the embedded option has been included as a component of our long-term obligations on our accompanying consolidated balance sheets. Changes in the fair value of the embedded option are recorded each period as a component of interest expense on our accompanying consolidated statements of operations. Changes in the fair value of the embedded option do not affect our cash flows and, accordingly, are reflected as an adjustment to reconcile net income (loss) to net cash from operating activities on our accompanying consolidated statements of cash flows.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for reporting and display of comprehensive income and its components. Our accumulated other comprehensive income, which is not material to our financial position, results of operations, or cash flows, is included as a separate component of shareholders’ equity on our consolidated balance sheets  There were no reclassification adjustments from accumulated other comprehensive income to net income (loss) during the years ended December 31, 2006, 2005 and 2004.

Depreciation and Software and Leasehold Amortization

The caption “Depreciation and software and leasehold amortization” in the accompanying consolidated statements of operations includes direct costs of approximately $6.7 million, $5.0 million, and $4.5 million of for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115  (SFAS 159). SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is still evaluating the impact, if any, that the adoption of SFAS 157 will have on our financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, (FIN 48) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are effective for fiscal years beginning after December 15, 2005. We will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. We are currently evaluating what effect the adoption of FIN 48 will have on our consolidated financial statements.

In October 2006, the FASB issued Staff Position No. FAS 123(R)-5, Amendment of FASB Staff Position 123(R)-1 (FSP 123(R)-5). FSP 123(R)-5, which amends FSP 123(R)-1, addresses instruments originally issued as employee compensation and later modified solely to reflect an equity restructuring that occurs when the holders are no longer employees. In that situation, no change in the recognition or measurement (due to change in classification) of those instruments will result if (i) there is no increase in the fair value of the award, or an antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (ii) all holders of the same class of equity instruments are treated in the same manner. The guidance in FSP 123(R)-5 is to be applied in the first reporting period beginning after October 15, 2006. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In October 2006, the FASB issued Staff Position No. FAS 123(R)-6, Technical Corrections of FASB Statement No. 123(R) (FSP 123(R)-6). FSP 123(R)-6 was issued to make several technical corrections to SFAS 123(R). These include exemption for non-public entities from disclosing the aggregate intrinsic value of outstanding fully vested share options, revision to the computation of the minimum compensation cost that must be recognized, indication that at the date the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and changes to the definition of short-term inducement to exclude an offer to settle an award. The guidance in FSP 123(R)-6 is effective in the first reporting period beginning after October 20, 2006. Early application is permitted in periods for which financial statements have not yet been issued. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The impact of this adoption was not material to our consolidated financial statements.

NOTE 2: PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful life of each asset or, for leasehold improvements, the lesser of the lease term or useful life. The classification of property, equipment and leasehold improvements and their estimated useful lives is as follows (in thousands):

	December 31,		Estimated
	2006	2005	Useful Life
Land	$192	$192
Building and building and leasehold improvements	9,283	8,947	5–30 years
Furniture and fixtures	2,261	2,061	5–10 years
Computer and office equipment	26,424	23,044	2–5 years
Transportation equipment	6,396	6,396	3–5 years
Mailroom equipment	1,015	858	3–5 years
Construction in progress	525	—
	46,096	41,498
Accumulated depreciation and amortization	(22,943)	(17,747)
Property, equipment and leasehold improvements, net	$23,153	$23,751

Computer and office equipment includes property acquired under capital leases. As of December 31, 2006 and 2005, assets acquired under capital lease had a historical cost basis of $3.0 million and $2.9 million, respectively, and accumulated amortization of $2.4 million and $1.4 million, respectively.

NOTE 3: SOFTWARE DEVELOPMENT COSTS

The following is a summary of software development costs capitalized (in thousands):

	Year Ended December 31,
	2006	2005
Amounts capitalized, beginning of year	$16,976	$11,838
Development costs capitalized	4,563	2,269
Dispositions	(257)	—
Acquisitions	—	2,869
Amounts capitalized, end of year	21,282	16,976
Accumulated amortization, end of year	(11,671)	(8,128)
Software development costs, net	$9,611	$8,848

Included in the above are capitalized software development costs for unreleased products of $2.0 million and $1.0 million at December 31, 2006 and 2005, respectively. During the years ended December 31, 2006, 2005 and 2004, we recognized amortization expense related to capitalized software development costs of $3.7 million, $2.1 million, and $1.8 million, respectively.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amounts of goodwill by segment are as follows (in thousands):

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Case Management	Document Management	Total	Case Management	Document Management	Total
Balance, beginning of period	$200,936	$48,491	$249,427	$106,371	$41,357	$147,728
Goodwill acquired during the period and adjustments	11,116	66	11,182	94,565	7,134	101,699
Balance, end of period	$212,052	$48,557	$260,609	$200,936	$48,491	$249,427

Other intangible assets as of December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,		Estimated
	2006	2005	Useful Life
Amortized Identifiable Intangible Assets:
Customer relationships	$39,287	$37,313	2–14 years
Accumulated amortization	(12,779)	(6,170)
Customer relationships, net	26,508	31,143
Trade names	2,414	2,319	1–2 years
Accumulated amortization	(2,301)	(1,578)
Trade names, net	113	741
Non-compete agreements	27,526	27,525	5–10 years
Accumulated amortization	(10,307)	(6,010)
Non-compete agreements, net	17,219	21,515
Total amortized intangible assets, net	$43,840	$53,399

The weighted average life for identifiable intangibles acquired during 2006 are as follows:

Customer relationships	2.0 years

Amortization expense for each year in the three year period ended December 31, 2006 and estimated amortization expense for each of the next five years is as follows (in thousands):

For the Year Ending December 31,
Aggregate amortization expense included in continuing operations:
2004	$7,767
2005	6,751
2006	11,629
Estimated amortization expense:
2007	9,531
2008	8,361
2009	6,829
2010	6,439
2011	4,706

NOTE 5: LONG-TERM OBLIGATIONS

The following is a summary of indebtedness outstanding (in thousands):

	Year Ended December 31,
	2006	2005
Senior term loan	$15,000	$25,000
Senior revolving loan	78,028	93,028
Convertible subordinated debt, including embedded option	52,170	51,326
Capital leases	179	972
Deferred acquisition price	8,984	3,222
Total long-term obligations	$154,361	$173,548

Credit Facilities

As of December 31, 2005, we had a credit facility, with KeyBank National Association as administrative agent, which consisted of a $25.0 million senior term loan with an August 2006 maturity and a $100.0 million senior revolving loan with a November 2008 maturity. During 2006, we repaid $10.0 million of the senior term loan and, in June 2006, our credit facility was amended to extend the maturity of the outstanding senior term loan balance to June 30, 2007. The senior term loan does not have any required amortizing payments. During the term of the loan we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.

The credit facility is secured by liens on our real property and a significant portion of our personal property and contains financial covenants related to earnings before interest, provision for income taxes, depreciation and amortization (“EBITDA”), total debt, senior debt, fixed charges and working capital. As of December 31, 2006, our borrowings under the credit facility totaled $93.0 million, consisting of $15.0 million borrowed under the senior term loan and $78.0 million borrowed under the senior revolving loan. Interest on the credit facility is generally based on a spread, which as of December 31, 2006 was 300 basis points, over the LIBOR rate. As of December 31, 2006, the interest rate charged on outstanding borrowings under the credit facility ranged from 8.4% to 8.6%.

Convertible Subordinated Debt

During June 2004, we issued $50.0 million of contingent convertible subordinated notes. Net proceeds of $47.4 million were used to repay and terminate an outstanding subordinated term loan and to pay in full our then outstanding revolving loan balance. The contingency for the notes has been satisfied and the notes may, at the option of the holders, be converted into shares of our common stock at any time. These convertible subordinated notes:

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

The holders of the notes have the right to extend the maturity of the notes for a period not to exceed three years. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the notes represents an embedded option subject to bifurcation. The embedded option was initially valued at $1.2 million and the convertible debt balance was reduced by the same amount. The convertible debt is accreted approximately $0.1 million each quarter such that, at the end of three years, the convertible debt balance will total $50.0 million. On our accompanying consolidated statements of operations, this accretion is a component of interest expense. The embedded option must be revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments that will be made if the convertible debt maturity is extended an additional three years. Under this methodology, the embedded option had a fair value and carrying value at December 31, 2006 and 2005 of approximately $2.4 million and $1.9 million, respectively. On our accompanying consolidated balance sheets, our obligation related to the embedded option has been included as a component of the convertible note payable. The increase in the fair value of the embedded option is included as a component of interest expense on our accompanying consolidated statements of operations. The changes in carrying value of the convertible debt and fair value of the embedded option do not affect our cash flow and, if the embedded option is exercised, the value assigned to the embedded option will be amortized as a reduction to our 4% convertible debt interest expense over the periods payments are made. If the option is not exercised by some or all convertible debt holders, any remaining related value assigned to the embedded option will be recognized as a gain during that period.

Covenant Compliance

Our credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements (EBITDA) and total debt. In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital. As of December 31, 2006, we were in compliance with all financial covenants.

Deferred Acquisition Price

We have made three acquisitions, Bankruptcy Services, Hilsoft, and Epiq Advisory Services, for which a portion of the purchase price was deferred. These deferred payments, which are either non-interest bearing or have a below market interest rate, have been discounted at imputed interest rates (Bankruptcy Services at 5%, Hilsoft and Epiq Advisory Services at 8%). As of December 31, 2006 and 2005, the discounted value of the remaining note payments was approximately $9.0 million and $3.2 million, respectively, of which approximately $3.3 million and $1.7 million, respectively, was classified as a current liability in the consolidated balance sheets.

Scheduled Principal Payments

Our long-term obligations, including credit facility debt outstanding as of December 31, 2006, convertible debt (including embedded option), deferred acquisition costs, and capitalized leases, mature as follows for years ending December 31 (in thousands):

2007	$70,488
2008	80,557
2009	1,440
2010	1,396
2011	480
Total	$154,361

NOTE 6: OPERATING LEASES

We have non-cancelable operating leases for office space at various locations expiring at various times through 2015. Each of the leases requires us to pay all executory costs (property taxes, maintenance and insurance). Certain of our lease agreements provide for scheduled rent increases during the lease term.

Rent expense is recognized on a straight-line basis over the lease term. Also, landlord provided tenant improvement allowances are recorded as a liability and amortized as a reduction to rent expense. Additionally, we have non-cancelable operating leases for office equipment and automobiles expiring through 2010.

Future minimum lease payments during the years ending December 31 are as follows (in thousands):

2007	$5,947
2008	5,889
2009	5,410
2010	5,179
2011	4,841
Thereafter	15,627
Total minimum lease payments	$42,893

Expense related to operating leases was approximately $5.6 million, $2.9 million, and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

At this time we intend to retain our earnings to reduce our debt and for use in the operation and expansion of our business and, accordingly, do not expect to declare or pay any cash dividends during the foreseeable future. Under the terms of our convertible subordinated debt agreement, we are restricted from payment of dividends while the convertible subordinated debt is outstanding. Thereafter, the payment of dividends is within the discretion of our board of directors and will depend upon various factors, including future earnings, capital requirements, financial condition, the terms of our credit agreement, the terms of our convertible notes, and other factors deemed relevant by the board of directors. There is no restriction on the ability of our subsidiaries to transfer funds to Epiq in the form of cash dividends, loans or advances.

NOTE 8: EMPLOYEE BENEFIT PLANS

Stock Purchase Plan

We have an employee stock purchase plan that provides an opportunity for employees to purchase shares of our common stock through payroll deduction. The purchase prices for all employee participants are based on the closing bid price on the last business day of the month.

Defined Contribution Plan

We have a defined contribution 401(k) plan that covers substantially all employees. We match 60% of the first 10% of employee contributions and also have the option of making discretionary contributions. Our plan contributions were approximately $1.1 million, $0.8 million, and $0.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 9: FINANCIAL INSTRUMENTS AND CONCENTRATIONS

Fair Value of Financial Instruments

Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could affect the estimates.

As of December 31, 2006, the carrying value of cash, cash equivalents, trade receivables, and accounts payable approximate fair value. Borrowings under our credit facility are repriced frequently at market rates and approximate fair value. Notes related to the BSI, Hilsoft, and Epiq Advisory Services deferred acquisition price, with a combined carrying value of $9.0 million as of December 31, 2006, are either non-interest bearing or bear interest at a below market rate and are discounted at an imputed interest rate of 5% and 8%, and 8%, respectively. We also have fixed rate convertible notes which, as of December 31, 2006, had a carrying value of $52.2 million. The aggregate carrying value of these deferred acquisition price and convertible notes approximates fair value as of December 31, 2006. The fair value was calculated using a pricing model that incorporates assumptions regarding future volatility, interest rates and credit risk.

Significant Customer and Concentration of Credit Risk

On April 1, 2004, our exclusive national marketing arrangement with Bank of America became a non-exclusive arrangement with pricing established through September 30, 2006. During February 2006, the parties agreed to extend the arrangement indefinitely. Either party may, with appropriate notice, wind down the agreement over a period of three years. We currently promote our Chapter 7 TCMS® software related products and services through marketing arrangements with various financial institutions. Bank of America has been, and continues to be, a significant partner for these marketing arrangements. Revenues recognized by us from Bank of America, all related to our case management segment, were approximately 38%, 3% and 3% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, Bank of America represented approximately 13% of our accounts receivable balance as of both December 31, 2006 and 2005.

NOTE 10: INCOME TAXES

The following table presents the income from operations before income taxes and the provision for (benefit from) income taxes (in thousands):

	Years Ended December 31,
	2006	2005	2004
Income (loss) from continuing operations before income taxes	$57,965	$(6,242)	$(11,603)
Provision (benefit) for income taxes from continuing operations:
Currently payable (receivable) income taxes
Federal	$2,261	$6,996	$(16)
State	491	468	83
Foreign	87	—	—
Total	2,839	7,464	67
Deferred income taxes
Federal	17,289	(8,560)	(2,962)
State	2,725	(1,304)	(1,418)
Foreign	(19)	—	—
Total	19,995	(9,864)	(4,380)
Provision (benefit) for income taxes from continuing operations	22,834	(2,400)	(4,313)
Provision (benefit) for income taxes from discontinued operations:
Current income taxes	—	—	(1,452)
Deferred income taxes	—	—	1,889
Provision for income taxes from discontinued operations	—	—	437
Consolidated income tax provision (benefit)	$22,834	$(2,400)	$(3,876)

A reconciliation of the provision (benefit) for income taxes from continuing operations at the statutory rate of 35% for the year ended December 31, 2006 and 34% for the years ended December 31, 2005 and 2004 to the provision (benefit) for income taxes from continuing operations at our effective rate is shown below (in thousands):

	Years Ended December 31,
	2006	2005	2004
Computed at the statutory rate	$20,288	$(2,122)	$(3,945)
Change in taxes resulting from:
State income taxes, net of federal tax effect	2,090	(274)	(514)
Research and development credits	(300)	(196)	(99)
Permanent differences	683	299	239
Other	73	(107)	6
Provision (benefit) for income taxes from continuing operations	$22,834	$(2,400)	$(4,313)

Taxes related to acquisitions of $0.5 million were recorded as an increase to goodwill for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, taxes related to acquisitions of $0.3 million and $0.5 million, respectively, were recorded as a reduction to goodwill.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Deferred revenue	$—	$23,601
Allowance for doubtful accounts	778	1,567
Share-based compensation	2,054	—
Convertible debt	900	567
Intangible assets	718	532
Accrued liabilities	710	906
Foreign loss:
Carryforwards	228	—
Valuation allowance	(228)	—
State net operating loss carryforwards	1,209	572
Total deferred tax assets	6,369	27,745
Deferred tax liabilities:
Prepaid expenses	561	868
Intangible assets	21,905	22,958
Property and equipment and software development costs	5,815	4,873
Other	82	282
Total deferred tax liabilities	28,363	28,981
Net deferred tax asset (liability)	$(21,994)	$(1,236)

As of December 31, 2006, we have aggregate state operating loss carryforwards of $16.6 million. These carryforwards expire as follows:  $6.8 million in 2019, $2.7 million in 2025, and $7.1 million in 2026. Management believes that it is more likely than not that we will be able to utilize these carryforwards and, therefore, no valuation allowance is necessary.

As of December 31, 2006, we have an operating loss carryforward in the United Kingdom of $1.2 million, resulting in recognition of a $0.2 million deferred tax asset. During 2006, we established a valuation allowance for the full amount of the foreign loss carryforward deferred tax asset. Although this net operating loss carryforward does not expire, management believes a valuation allowance is appropriate until such time as reasonable evidence exists that this foreign operation will generate profits.

The above net deferred tax asset (liability) is presented on the consolidated balance sheets as follows (in thousands):

	December 31,
	2006	2005
Current deferred income tax asset	$1,313	$25,579
Long-term deferred income tax liability	(23,307)	(26,815)
	$(21,994)	$(1,236)

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

	Year Ended December 31,
	2006			2005			2004
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Basic income (loss) per share from continuing operations	$35,131	19,399	$1.81	$(3,842)	18,092	$(0.21)	$(7,290)	17,848	$(0.41)
Effect of dilutive securities:
Stock options		792			—
Convertible debt	1,209	2,857			—			—
Diluted income (loss) per share from continuing operations	$36,340	23,048	$1.58	$(3,842)	18,092	$(0.21)	$(7,290)	17,848	$(0.41)

For the year ended December 31, 2006, weighted-average outstanding stock options totaling approximately 1.8 million shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the years ended December 31, 2005 and 2004, we did not assume conversion of the convertible debt or exercise of any share-based options as the effect would be anti-dilutive.

NOTE 12: STOCK OPTIONS

On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.

We elected to adopt SFAS No. 123R using the modified version of prospective application. Using this method, we have recognized compensation costs related to share-based compensation beginning with the quarter ended March 31, 2006. Compensation costs related to share-based compensation for periods ended on or before December 31, 2005 are reflected on a pro forma basis in this note to our consolidated financial statements. We have elected as the transition method for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized based on a recalculation of the pool that would have been available had we adopted SFAS 123 for recognition purposes for all awards issue from the date (February 1997) of our initial grant of share-based options.

During February 2005 our compensation committee approved acceleration of the vesting of approximately 0.5 million unvested share options, with a weighted-average exercise price of $14.28 per share, for certain employees, including an executive officer and non-employee directors. Unvested share options to purchase approximately 1.2 million shares, with a weighted-average exercise price of approximately $15.26 per share, were not accelerated as the employees holding the unvested share options did not meet the criteria established by our compensation committee. The decision to accelerate the vesting of these share options and eliminate future compensation expense was based primarily on a review of our long-term incentive programs considering the effect on our financial statements of the then pending change in accounting rules for share-based compensation. This action, which had an immaterial effect on our financial statements for the year ended December 31, 2005, reduced the amount of expense we would have recognized under SFAS 123R by approximately $2.2 million (approximately $0.8 million, $0.7 million, $0.5 million and $0.2 million for the years ending December 31, 2006, 2007, 2008, and 2009, respectively).

During June 2004, our 2004 Equity Incentive Plan was approved by our shareholders and replaced our 1995 Stock Option Plan, as amended (the “1995 Plan”). During June 2006, an amendment to the 2004 Equity Incentive Plan was approved by our shareholders. The 2004 Equity Incentive Plan as amended (the “2004 Plan”) limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock under the 2004 Plan to 5,000,000 shares. Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable or is forfeited will be available for further grants unless, in the case of options granted, related stock appreciation rights are exercised. At December 31, 2006, there were approximately 2,204,000 equity instruments available for future grants under the 2004 Plan. Although various forms of equity instruments may be issued, to date we have issued only incentive share options and nonqualified share options under this Plan. These share options, which have a contractual term of 10 years, are issued with an exercise price equal to the grant date closing market price of our common stock. The vesting periods range from immediate to 5 years. Share options which vest over 5 years generally vest either 20% per year on the first five anniversaries of the grant date, or 25% per year on the second through fifth anniversaries of the grant date. Shares vesting over a shorter period will generally vest 100% as of the designated vesting date. We issue new shares to satisfy share option exercises. We do not anticipate that we will repurchase shares on the open market during 2007 for the purpose of satisfying share option exercises.

During October 2006, inducement stock options were granted, outside the 2004 Plan, related to the hiring of key employees to acquire up to 200,000 shares of common stock. The options were granted at an option exercise price equal to fair market value of the common stock on the date of grant, were non-qualified options, were exercisable for up to 10 years from the date of grant and vest 25% on the second anniversary of the grant date and continue to vest 25% per year on each anniversary of the grant date until fully vested.

During November 2005, as part of the nMatrix acquisition, inducement stock options were granted, outside the 2004 Plan, to key employees to acquire up to 370,000 shares of common stock. The options were granted at an option exercise price equal to fair market value of the common stock on the date of grant, were non-qualified options, were exercisable for up to 10 years from the date of grant and vest 25% on the second anniversary of the grant date and continue to vest 25% per year on each anniversary of the grant date until fully vested.

During the year ended December 31, 2004, as part of the Poorman-Douglas acquisition, inducement stock options were granted, outside the 1995 Plan and 2004 Plan, to two key executives to acquire up to 300,000 shares of common stock. The options were granted at an option exercise price equal to fair market value of the common stock on the date of grant, were non-qualified options, were exercisable for up to 10 years from the date of grant and vested 20% on the first anniversary of the grant date and continue to vest 20% per year on each anniversary of the grant date until fully vested. During 2004, one of the executives transitioned from full-time employee status to a consulting role and his option to purchase 100,000 shares of common stock was terminated. During 2006, the other employee left and the unvested portion of his option to purchase common stock was terminated.

As a result of our adoption of SFAS No. 123R, during the year ended December 31, 2006 we recognized expense related to share options issued prior to but unvested as of January 1, 2006 as well as expense related to share options issued subsequent to January 1, 2006. For share options issued prior to but unvested as of January 1, 2006, compensation expense was based on the fair value of those share options as calculated using the Black-Scholes option valuation model at the date the share options were issued. Key assumptions for the Black-Scholes option valuation model include expected volatility, expected term of share options granted, the expected risk-free interest rate, and the expected dividend rate. For share options issued during the year ended December 31, 2006, the share options were also valued using the Black-Scholes option valuation models and with key assumptions related to expected volatility, expected term of share options granted, the expected risk-free interest rate, and the expected dividend rate. We estimate our expected volatility based on implied volatilities from traded share options on our stock and on our stock’s historical volatility. We have estimated the expected term of our share options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior. The expected risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Historically, we have not paid dividends and we do not anticipate paying dividends in the foreseeable future; accordingly, our expected dividend rate is zero.

The following table summarizes information about stock options outstanding as of December 31, 2006 (in thousands, except life and price data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.56 to $12.20	1,376	6.12 years	$9.89	1,273	$9.71
$12.21 to $15.09	1,112	7.73 years	14.43	680	14.39
$15.10 to $16.05	1,124	8.56 years	15.76	869	15.77
$16.06 to $18.96	1,091	6.36 years	17.45	746	17.06
$18.97 and over	620	8.91 years	19.61	185	19.04
	5,323	7.35 years	14.76	3,753	13.88

Following is a summary of key assumptions we used to value share options granted during the three years ended December 31, 2006.

	2006	2005	2004
Expected term (years)	5.0–6.0	5.0–5.3	5.3–5.4
Expected volatility	30%–38%	40%	30%–48%
Risk-free interest rate	4.3%–5.0%	4.0%–4.3%	2.9–3.9%
Dividend yield	0%	0%	0%

Compensation expense for year ended December 31, 2006 was adjusted for share options we estimate will be forfeited prior to vesting. We use historical information to estimate employee termination and the resulting option forfeiture rate.

A summary of option activity during the year ended December 31, 2006 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	4,769	$14.49
Granted	1,033	16.10
Exercised	(225)	11.67
Forfeited	(254)	17.78
Outstanding, end of period	5,323	14.76	7.35	$14,113
Options vested and expected to vest, end of period	4,983	14.61	7.24	$13,738
Options exercisable, end of period	3,753	13.88	6.77	$12,230

The aggregate intrinsic value was calculated using the difference between the December 31, 2006 market price and the grant price for only those awards that have a grant price that is less than the December 31, 2006 market price. The weighted average grant-date fair value of share options granted during the years ended December 31, 2006, 2005 and 2004 were $6.53, $6.46 and $7.04, respectively. The total intrinsic value of share options exercised during the year ended December 31, 2006, 2006 was $1.5 million. During the year ended December 31, 2006, we received cash for payment of the grant price of exercised share options of approximately $2.6 million and we anticipate we will realize a tax benefit related to these exercised share options of approximately $0.6 million. The cash received for payment of the grant price is included as a component of cash flow from financing activities. The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flow from financing activities on the consolidated statement of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.

During the year ended December 31, 2006, we recognized share-based compensation expense, which is a non-cash charge, of approximately $5.4 million, of which $0.6 million is included under the caption “Direct costs of services” and $4.8 million is included under the caption “General and administrative” on the accompanying consolidated statements of operations. During the year ended December 31, 2006, we recognized a net tax benefit of approximately $2.1 million related to aggregate share-based compensation expense recognized during the same period. As a result, income before income taxes was reduced by approximately $5.4 million, net income was reduced by approximately $3.3 million, net income per share—basic was reduced by approximately $0.17 per share, and net income per share—diluted was reduced by approximately $0.14 per share. As of December 31, 2006, there was $8.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 3.7 years.

Prior to adoption of SFAS 123R, we accounted for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which required compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Share options awarded under our share option plans are granted with an exercise price equal to the fair market value on the date of the grant. As a result, our consolidated statements of operations do not include expense related to share-based compensation for the years ended December 31, 2005 and 2004. Had the compensation cost been determined based on the fair value at the grant dates based on the guidance provided by Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, our net loss and net loss per share for the years ended December 31, 2005 and 2004 would have been adjusted to the following pro forma amounts (in thousands, except per share data):

		Years Ended December 31,
		2005	2004
Net loss, as reported		$(3,842)	$(6,623)
Add: stock-based employee compensation included in reported net earnings, net of tax		—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of tax		(6,605)	(2,975)
Net loss, pro forma		$(10,447)	$(9,598)
Net loss per share—Basic	As reported	$(0.21)	$(0.37)
	Pro forma	$(0.58)	$(0.54)
Net loss per share—Diluted	As reported	$(0.21)	$(0.37)
	Pro forma	$(0.58)	$(0.54)

Pro forma amounts presented above are based on actual earnings and consider only the effects of estimated fair values of stock options. For the years ended December 31, 2005 and 2004, our diluted loss per share calculation did not assume exercise of options or conversion of the convertible notes as the effects were antidilutive. The convertible notes, if converted, would result in issuance of 2,857,000 shares of our common stock.

NOTE 13: BUSINESS ACQUISITIONS

Epiq Advisory Services, Inc.

On May 16, 2006, our wholly-owned subsidiary, Epiq Advisory Services Inc., acquired the claims preference business of Gazes LLC in an asset acquisition. The total value of the transaction was $13.8 million, consisting of $3.0 million of cash paid on closing, $10.2 million of deferred payments, and $0.6 million of capitalized transaction costs. If certain income targets are satisfied, we may be required to make additional payments, which would be recorded as compensation expense, to the seller. The preliminary allocation of the purchase price is as follows:  less than $0.1 million to net assets, approximately $2.4 million to customer contracts, amortizable on a straight-line basis over two years, and approximately $11.4 million to goodwill. The purchase price in excess of the tax basis of the assets is expected to be deductible for tax purposes. This acquisition further expands our case management service offerings.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying condensed consolidated financial statements from the date of acquisition. The operating results of Epiq Advisory Services are included within our case management segment.

nMatrix

On November 15, 2005, Epiq, acting through a wholly-owned subsidiary, acquired all the issued and outstanding shares of capital stock of nMatrix, Inc., nMatrix Australia Ptd. Ltd., and nMatrix Ltd. (collectively, “nMatrix”) for approximately $126.2 million, including capitalized acquisition costs. This acquisition provides complementary diversification to our existing legal services business as nMatrix provides electronic litigation discovery services to law firms and in-house counsel. nMatrix is included within our case management segment. The purchase price consisted of cash of $100.0 million and approximately 1.2 million shares of our common stock. The fair value of our common stock issued, calculated based upon the five-day average of the closing price of the common stock two days before and two days after the acquisition was agreed to and publicly announced, was approximately $24.2 million. In conjunction with the acquisition, we entered into an agreement with the selling shareholder to register the shares of common stock issued as a part of the acquisition consideration. Within this agreement, we guaranteed the common stock price of $20.35 per share, valued as the average closing price of our common stock for the 40 consecutive trading days ending on the date four trading days prior to the closing date. This guarantee terminates as of the close of business on the date that is after any 15 trading days on which the selling shareholder may lawfully sell shares under a registration statement and the last sale price for our common stock has been equal to or greater than the $20.35. Based on our December 31, 2006 closing price of $16.97 per share, as of December 31, 2006 the guarantee amount would be approximately $4.2 million. A liability will not be recorded for this guarantee until the contingency is resolved. If a payment is made under this guarantee, we will reduce the equity proceeds recorded as a part of the acquisition transaction. Based on our valuation, the purchase price has been allocated as follows (in thousands):

Accounts receivable	$12,735
Other current assets	2,926
Property and software	7,236
Trade names	569
Customer relationships	24,614
Non-compete agreements	6,676
Current liabilities	(6,199)
Deferred tax liability	(16,333)
Goodwill	94,364
Total purchase price	$126,588

Trade names, customer relationships, and the non-compete agreements are amortized using the straight-line method over one year, eight years, and five years, respectively. The excess purchase price of $94.4 million was allocated to goodwill and is not amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired. The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, is not expected to be deductible for tax purposes. Of our common shares issued as consideration, approximately 246,000 are held in escrow. On submission of properly approved indemnification claims, the escrow trustee will liquidate sufficient shares to pay the indemnification claim. As of December 31, 2006, we have not submitted any claims related to this escrow. The escrow arrangement terminates May 14, 2007, at which time any of our common shares that have not been liquidated to pay claims will be distributed to the seller.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying consolidated financial statements from the date of acquisition.

Hilsoft, Inc.

On October 20, 2005, we acquired for cash all the issued and outstanding shares of capital stock of Hilsoft Inc. This acquisition provides complementary diversification to our existing class action business as Hilsoft is a specialty provider of legal notification services, primarily for class action engagements. The total value of the transaction, including capitalized transaction costs, was $9.3 million. If certain revenue objectives are satisfied, we may be required to make additional payments of up to $3.0 million to the former owners of Hilsoft. Hilsoft is included within our document management segment. Based on our valuation, the purchase price has been allocated as follows (in thousands):

Tangible assets	$438
Trade name	271
Customer backlog	323
Non-compete agreements	2,680
Current liabilities	(271)
Deferred taxes, net	(1,448)
Goodwill	7,300
Total purchase price	$9,293

Customer backlog and the trade name are amortized using the straight-line method over two years. The non-compete agreements are amortized using the straight-line method over five years. The excess purchase price of $7.3 million was allocated to goodwill and is not amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired. The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, is not expected to be deductible for tax purposes.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying consolidated financial statements from the date of acquisition.

P-D Holding Corp.

On January 30, 2004, we acquired for cash 100% of the equity of P-D Holding Corp. and its wholly-owned subsidiary, Poorman-Douglas Corporation (collectively, “Poorman-Douglas”). This acquisition allowed for expansion into class action and mass tort case and document management administration. The total value of the transaction, including capitalized acquisition costs, was approximately $115.7 million. Based on our valuation, the purchase price has been allocated as follows (in thousands):

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

Pro Forma Information

Unaudited pro forma operations, assuming each purchase acquisition was made at the beginning of the year preceding the acquisition such that the pro-forma results of operations for the acquired company were included for the full year in both that preceding period and in the subsequent year, are shown below (in thousands, except per share data):

	For the Years Ended December 31,
	2006	2005	2004
Total revenues	$225,382	$138,635	$119,875
Income (loss) from continuing operations	$35,033	$(3,498)	$(12,424)
Discontinued operations	—	—	667
Net income (loss)	$35,033	$(3,498)	$(11,757)
Net income (loss) per share:
Net income (loss) per share—Basic
Income (loss) from continuing operations	$1.81	$(0.18)	$(0.70)
Income from discontinued operations	—	—	0.04
Net income (loss) per share—Basic	$1.81	$(0.18)	$(0.66)
Income (loss) per share—Diluted
Income (loss) from continuing operations	$1.57	$(0.18)	$(0.70)
Income (loss) from discontinued operations	—	—	0.04
Net income (loss) per share—Diluted	$1.57	$(0.18)	$(0.66)

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

On April 30, 2004, we sold our infrastructure software business to a private company with expertise in file transfer technology for consideration consisting of cash and a note receivable. During the year ended December 31, 2004, we recognized $0.7 million of revenue from discontinued operations, and we realized pre-tax income from discontinued operations, including a gain on the sale of our discontinued operation, of approximately $1.1 million.

NOTE 15: SEGMENT REPORTING

We are organized into operating segments based on the nature of services provided. Case management solutions provide clients with integrated technology-based products and services for the automation of various administrative tasks. Document management solutions include proprietary technology and production services to ensure timely, accurate and complete execution of the many documents associated with multi-faceted legal cases and communications applications.

Performance is assessed for our case management and document management operating segments. Each segment’s performance is assessed based on segment revenues less costs directly attributable to that segment. In management’s evaluation of performance, certain costs, such as shared services, administrative staff, and executive management, are not allocated by segment and, accordingly, the following operating segment results do not include those unallocated costs. Assets reported within a segment are those assets used by the segment in its operations and consist of property and equipment, software, identifiable intangible assets and goodwill. All other assets are classified as unallocated.

Information concerning operations of our reportable segments is as follows (in thousands):

	Year Ended December 31, 2006
	Case Management	Document Management	Unallocated	Consolidated
Revenue:
Operating revenue before reimbursed direct costs	$164,250	$35,472	$—	$199,722
Operating revenue from reimbursed direct costs	3,050	21,398	—	24,448
Total revenue	167,300	56,870	—	224,170
Costs and expenses:
Direct costs, general and administrative costs and depreciation and software and leasehold amortization	54,880	48,108	38,045	141,033
Amortization of identifiable intangible assets	9,657	1,972	—	11,629
Acquisition related	—	—	283	283
Total operating expenses	64,537	50,080	38,328	152,945
Operating income	$102,763	$6,790	$(38,328)	71,225
Net expenses related to financing				(13,260)
Income from continuing operations before income taxes				57,965
Provision for income tax expense				22,834
Net income from continuing operations				$35,131
Total assets	$265,687	$57,516	$59,017	$382,220
Provisions for depreciation and amortization	$16,873	$2,336	$2,533	$21,742
Capital expenditures, including capital leases	$9,586	$203	$1,363	$11,152

	Year Ended December 31, 2005
	Case Management	Document Management	Unallocated	Consolidated
Revenue:
Operating revenue before reimbursed direct costs	$54,813	$27,874	$—	$82,687
Operating revenue from reimbursed direct costs	3,138	20,505	—	23,643
Total revenue	57,951	48,379	—	106,330
Costs and expenses:
Direct costs, general and administrative costs and depreciation and software and leasehold amortization	32,580	36,581	26,989	96,150
Amortization of identifiable intangible assets	5,027	1,724	—	6,751
Acquisition related	—	—	2,984	2,984
Total operating expenses	37,607	38,305	29,973	105,885
Operating income	$20,344	$10,074	$(29,973)	445
Net expenses related to financing				(6,687)
Loss from continuing operations before income taxes				(6,242)
Provision for income tax benefit				(2,400)
Net loss from continuing operations				$(3,842)
Total assets	$260,831	$59,581	$98,059	$418,471
Provisions for depreciation and amortization	$9,681	$2,155	$2,203	$14,039
Capital expenditures	$4,961	$38	$1,825	$6,824

	Year Ended December 31, 2004
	Case Management	Document Management	Unallocated	Consolidated
Revenue:
Operating revenue before reimbursed direct costs	$41,474	$36,549	$—	$78,023
Operating revenue from reimbursed direct costs	2,465	17,880	—	20,345
Total revenue	43,939	54,429	—	98,368
Costs and expenses:
Direct costs, general and administrative costs and depreciation and software and leasehold amortization	29,107	40,604	23,086	92,797
Amortization of identifiable intangible assets	5,243	2,524	—	7,767
Acquisition related	—	—	2,197	2,197
Total operating expenses	34,350	43,128	25,283	102,761
Operating loss	$9,589	$11,301	$(25,283)	(4,393)
Net expenses related to financing				(7,210)
Loss from continuing operations before income taxes				(11,603)
Provision for income tax benefit				(4,313)
Net loss from continuing operations				$(7,290)
Provisions for depreciation and amortization	$9,505	$2,998	$1,791	$14,294
Capital expenditures, including capital leases	$5,326	$36	$4,465	$9,827

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Cash paid (received) for:
Interest	$10,708	$3,376	$3,877
Income taxes paid (refunded), net	(2,328)	8,499	(207)
Non-cash investing and financing transactions:
Capitalized lease obligations incurred	158	—	2,733
Issuance of common shares in purchase transactions	—	24,233	—
Obligation incurred in purchase transactions	10,173	463	—

*     *     *

EPIQ SYSTEMS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Deductions from reserves	Balance at end of year
Allowance for doubtful receivables
For the year ended December 31, 2006	$3,481	$458	$—		$(2,255)	$1,684
For the year ended December 31, 2005	$1,069	$1,119	$2,008	(1)	$(715)	$3,481
For the year ended December 31, 2004	$340	$1,099	$—		$(370)	$1,069

(1)          Consists primarily of allowance related to acquired receivables.

Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Deferred tax valuation allowance
For the year ended December 31, 2006	$—	$228	$—	$—	$228
For the year ended December 31, 2005	$—	$—	$—	$—	$—
For the year ended December 31, 2004	$—	$—	$—	$—	$—

EXHIBIT INDEX

The following exhibits are filed with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description
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

10.2

2004 Equity Incentive Plan, as amended. Incorporated by reference and previously filed as an appendix to the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 28, 2006.

10.3

Agreement and Plan of Merger among P-D Holding Corp., Epiq Systems, Inc., PD Merger Corp., and Endeavour Capital Fund III, L.P., in its capacity as Shareholders’ Representative, dated as of January 30, 2004. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2004.

10.4

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

10.5

Stock Purchase Agreement between Epiq Systems Acquisition, Inc. and Ajuta International Pty. Ltd., as trustee of Hypatia Trust, dated as of November 15, 2005. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.6

Amended and Restated Credit and Security Agreement dated November 15, 2005, among Epiq Systems, Inc., the Lenders named therein, and KeyBank, National Association, as Lead Arranger, Sole Book Runner, and Administrative Agent. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.7	Registration Rights Agreement between Epiq Systems, Inc. and Ajuta International Pty. Ltd.,

as trustee of Hypatia Trust, dated as of November 15, 2005. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.8

Form of Nonqualified Stock Option Agreement under 2004 Equity Incentive Plan. Previously filed as an exhibit to the annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 8, 2006.

10.9

Escrow Agreement among Epiq Systems, Inc., Ajuta International Pty. Ltd., as trustee of Hypatia Trust, and Wells Fargo Bank, N.A. dated as of November 15, 2005. Incorporated by reference and previously filed as an exhibit to the Registration Statement No. 333-133296 on Form S-3/A filed with the Securities and Exchange Commission on June 14, 2006.

10.10	Employment arrangement between Epiq Systems, Inc. and Lorenzo Mendizabal dated as of May 20, 2005, as amended October 19 , 2005.*
10.11

Third Amendment Agreement dated as of June 26, 2006, amending the Amended and Restated Credit and Security Agreement dated as of November 15, 2005, among Epiq Systems, Inc., the Lenders named therein, and KeyBank, National Association, as Administrative Agent. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006.

10.12

Employment Offer Letter to William Carter dated September 18, 2006. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006.

10.13	Letter Agreement dated February 7, 2006, between Epiq Systems, Inc. and Bank of America, N.A. (redacted—request for confidential treatment pending with the Commission).*
10.14

Fourth Amendment Agreement dated as of September 29, 2006, amending the Amended and Restated Credit and Security Agreement dated as of November 15, 2005, among Epiq Systems, Inc., the Lenders named therein, and KeyBank, National Association, as Administrative Agent. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2006.

10.15

Employment Offer Letter to Timothy Corcoran dated September 18, 2006. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006.

10.16

Fifth Amendment Agreement dated as of December 14, 2006, amending the Amended and Restated Credit and Security Agreement dated as of November 15, 2005, among Epiq Systems, Inc., the Lenders named therein, and KeyBank, National Association, as Administrative Agent. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.

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