Form 10-Q
period 2007-03-31
EPIQ SYSTEMS INC
filed 2007-05-07
CIK 1027207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

Large Accelerated Filer  ☐         Accelerated Filer  ☒         Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock at April 27, 2007:

Class	Outstanding
Common Stock, $.01 par value	19,706,979

EPIQ SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.     Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	Three Months Ended March 31,
	2007	2006

REVENUE:
Case management services	$20,832	$18,901
Case management bundled products and services	6,678	685
Document management services	7,585	12,975
Operating revenue before reimbursed direct costs	35,095	32,561
Operating revenue from reimbursed direct costs	6,033	5,657
Total Revenue	41,128	38,218

OPERATING EXPENSES:
Direct costs of services (exclusive of depreciation and amortization shown separately below)	10,331	14,376
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	887	1,035
Reimbursed direct costs	6,022	5,720
General and administrative	12,924	11,699
Depreciation and software and leasehold amortization	2,961	2,297
Amortization of other intangibles	2,524	2,767
Total Operating Expenses	35,649	37,894

INCOME FROM OPERATIONS	5,479	324

EXPENSES (INCOME) RELATED TO FINANCING:
Interest income	(8)	(46)
Interest expense	5,102	3,310
Net Expenses Related To Financing	5,094	3,264

INCOME (LOSS) BEFORE INCOME TAXES	385	(2,940)

PROVISION (BENEFIT) FOR INCOME TAXES	235	(1,191)

NET INCOME (LOSS)	$150	$(1,749)

NET INCOME (LOSS) PER SHARE INFORMATION:
Basic	$0.01	$(0.09)
Diluted	$0.01	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,511	19,284
Diluted	20,520	19,284

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	March 31, 2007	December 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,933	$5,274
Trade accounts receivable, less allowance for doubtful accounts of $1,039 and $1,684, respectively	33,688	33,066
Prepaid expenses	2,541	2,537
Income taxes refundable	1,423	332
Deferred income taxes	757	1,313
Other current assets	576	740
Total Current Assets	43,918	43,262

LONG-TERM ASSETS:
Property, equipment and leasehold improvements, net	23,320	23,153
Software development costs, net	9,788	9,611
Goodwill	261,541	260,609
Other intangibles, net of accumulated amortization of $27,911 and $25,387, respectively	41,316	43,840
Other	1,392	1,745
Total Long-term Assets, net	337,357	338,958
Total Assets	$381,275	$382,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,571	$7,930
Other accrued expenses	10,362	10,708
Current maturities of long-term obligations	3,382	70,488
Total Current Liabilities	22,315	89,126

LONG-TERM LIABILITIES:
Long-term obligations (excluding current maturities)	144,711	83,873
Deferred income taxes	20,873	23,307
Other long-term liabilities	8,522	1,735
Total Long-term Liabilities	174,106	108,915

STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value; 50,000,000 shares authorized; issued and outstanding – 19,643,900 and 19,478,839 shares at March 31, 2007 and December 31, 2006, respectively	196	195
Additional paid-in capital	140,068	137,044
Accumulated other comprehensive income	28	18
Retained earnings (note 4)	44,562	46,922
Total Stockholders’ Equity	184,854	184,179
Total Liabilities and Stockholders’ Equity	$381,275	$382,220

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$150	$(1,749)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Share-based compensation expense	311	530
Benefit for deferred income taxes	(867)	(2,547)
Depreciation and software and leasehold amortization	2,961	2,297
Change in valuation of embedded option and convertible debt	2,141	271
Amortization of other intangibles	2,524	2,767
Other	(119)	105
Changes in operating assets and liabilities:
Trade accounts receivable	23	(1,986)
Prepaid expenses and other assets	123	(943)
Accounts payable and other liabilities	825	(1,377)
Deferred revenue	50	6,803
Excess tax benefit related to share-based compensation	(37)	(145)
Income taxes	779	1,630
Net cash provided by operating activities	8,864	5,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,978)	(2,990)
Software development costs	(1,251)	(935)
Other	13	(147)
Net cash used in investing activities	(3,216)	(4,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term debt obligations	(8,612)	(9,712)
Excess tax benefit related to share-based compensation	37	145
Proceeds from exercise of stock options	2,586	1,247
Net cash used in financing activities	(5,989)	(8,320)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(341)	(6,736)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,274	13,563
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,933	$6,827

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

Nature of Operations

We are a leading provider of integrated technology solutions for the legal profession.  Our solutions streamline the administration of bankruptcy, litigation, financial transactions and regulatory compliance matters.  We offer innovative technology solutions for electronic discovery, document review, legal notification, claims administration and controlled disbursement.  Our clients include law firms, corporate legal departments, bankruptcy trustees and other professional advisors who require innovative technology, responsive service and deep subject-matter expertise.

Comprehensive Income( Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for reporting and display of comprehensive income and its components.  Our accumulated other comprehensive income is included as a separate component of stockholders’ equity on our condensed consolidated balance sheets.  Other comprehensive income is not considered material to the results of operations.

Income taxes

Effective January 1, 2007, we adopted the Financial Accounting Standard Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.  Under FIN 48, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  Application of FIN 48 requires numerous estimates based on available information.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  The cumulative effect of applying the provisions of FIN 48 was reported as an adjustment to the opening balance of retained earnings.  The cumulative effect adjustment does not include items that would not be recognized in earnings, such as the effect on tax positions related to business combinations.  For additional information related to our adoption of FIN 48, see note 4 of the condensed consolidated financial statements.

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

Non-Software Arrangements

We provide two groups or classes of services – case management services and document management services.  Case management solutions provide clients with integrated technology-based products and services for the automation of various administrative tasks.  Document management solutions include proprietary technology and production services to ensure timely, accurate and complete execution of the many documents associated with multi-faceted legal cases and communications applications.  Services related to electronic discovery and settlements and claims are billed based on volume and are evaluated pursuant to Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables.  For these contractual arrangements, we have identified the following deliverable services:

•                  Electronic Discovery

•               Data processing

•               Hosting

•                  Settlements and Claims

•               Consulting

•               Claims administration

•               Printing and mailing

•               Document management

•               Notice campaigns

•               Toll free customer support

•               Web site design/hosting

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

Software Arrangements

For our primary bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and PCS services, all at no charge to the trustee.  The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement.  The financial institution pays us a monthly fee contingent on the dollar level of average monthly deposits placed by the trustees with that financial institution.

For these arrangements with financial institutions, we earn contingent monthly fees from the financial institution related to the software license, hardware lease, hardware maintenance, and PCS services.  We account for the software license and PCS service elements in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2).  Since we have not established vendor specific objective evidence (VSOE) of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered element, which is PCS services.  This revenue, when recognized, is included on our condensed consolidated statements of operations as a component of case management bundled products and services revenue.  Revenue related to PCS services is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants’ Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to.  At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2, since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

Prior to October 1, 2006, we had an arrangement with our primary depository financial institution under which we delivered two specified upgrades annually with the last specified upgrade in the second quarter of 2006.  This arrangement included specific pricing for each software upgrade and certain special projects in addition to the contingent deposit-based pricing related to the software license, hardware, hardware maintenance, and PCS to each trustee client.  Therefore, the software upgrades and special projects are part of a bundled arrangement.  Each software upgrade is considered a separate and discrete product and, as we do not sell each software upgrade on a standalone basis, we were unable to establish VSOE of the fair value of the software upgrades.  As a result, the licensed software, software upgrade, special projects and PCS were a combined unit of accounting.  Revenue for this combined unit of accounting, when recognized, is included as a component of case management bundled products and services revenue.  Since we did not have VSOE of the fair value of each separate upgrade, we deferred recognition of substantially all revenue from the October 1, 2003 inception of this arrangement until delivery, in the second quarter of 2006, of the final upgrade.  The ongoing costs related to this arrangement were recognized as expense when incurred.  Payments received in advance of satisfaction of the related revenue recognition criteria were recognized as deferred revenue until all revenue recognition criteria have been satisfied.  During the three months ended March 31, 2006, we deferred approximately $6.4 million of revenue under this arrangement and, as of March 31, 2006, we had recorded on our condensed consolidated balance sheets $66.1 million of deferred revenue under this arrangement.  The final specified upgrade was delivered during the second quarter of 2006 and, pursuant to the recognition provisions contained in SOP 97-2, we recognized this deferred revenue during the second and third quarters of 2006.

We also provide our trustees with certain hardware, such as desktop computers, monitors, and printers, and hardware maintenance.  We retain ownership of all hardware provided and, based on guidance provided in EITF 01-8, Determining Whether an Arrangement Contains a Lease, we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since all of the payments under our arrangements are contingent upon the level of trustee deposits and the delivery of other services and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease in accordance with SFAS 13, Accounting for Leases.  Therefore, all lease payments were accounted for as contingent rentals under EITF Issue No. 98-9, Accounting for Contingent Rent and SAB Topic 13, which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurs at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.  This revenue, which is less than ten percent of our total revenue, is included in our condensed consolidated statements of operations as a component of “Case management services” revenue.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115  (SFAS 159).  SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We do not anticipate that adoption of this statement will have a material impact on our condensed consolidated financial statements.

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

NOTE 2:   INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations for reporting on Form 10-Q for interim financial statements.  Accordingly, they do not include certain information and disclosures required for comprehensive annual financial statements.  The interim financial statements have not been audited.  The financial statements should be read in conjunction with our audited financial statements and accompanying notes, which are included in our Form 10-K for the year ended December 31, 2006.

In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly our financial position as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006.

The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3:   GOODWILL AND INTANGIBLE ASSETS

Amortizing identifiable intangible assets at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$39,287	$14,186	$39,287	$12,779
Trade names	2,414	2,335	2,414	2,301
Non-compete agreements	27,526	11,390	27,526	10,307
	$69,227	$27,911	$69,227	$25,387

Aggregate amortization expense related to identifiable intangible assets was $2.5 million and $2.8 million for the three-month periods ended March 31, 2007 and 2006, respectively.  Amortization expense related to identifiable intangible assets for 2007 and the following five years is estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2007	$9,531
2008	8,361
2009	6,829
2010	6,439
2011	4,706
2012	4,535

$40,401

As of March 31, 2007 and December 31, 2006, goodwill had a carrying value of $261.5 million and $260.6 million, respectively.  The $0.9 million increase in goodwill results from an adjustment of the acquisition date tax basis pursuant to FIN 48.  Goodwill by segment is disclosed in note 8 of the condensed consolidated financial statements.

NOTE 4:   INCOME TAXES

In June 2006, the FASB issued FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosures, and transition.

We adopted FIN 48 effective January 1, 2007.  As a result of the adoption,  we recognized additional tax related liabilities of approximately $3.4 million comprised of a $2.5 million reduction to retained earnings and a $0.9 million increase to goodwill related to prior acquisitions.  In addition, we reclassified approximately $1.3 million of income tax liabilities from a current liability classification to a non-current liability classification as payment of the liability is not anticipated within one year of the balance sheet date. We also recorded approximately $1.2 million of deferred tax assets relating to the tax benefits associated with interest expense and federal benefits associated with state tax expenses. As of January 1, 2007, the gross amount of unrecognized tax benefits, including penalty and interest was approximately $5.9 million.  If recognized, approximately $ 3.7 million would affect our effective tax rate and approximately $2.0 million would decrease goodwill.  As of March 31, 2007, the gross amount of unrecognized tax benefits, including penalty and interest was approximately $6.2 million.  If recognized, approximately $ 4.0 million would affect our effective tax rate and approximately $2.0 million would decrease goodwill.

We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, Australia and various state jurisdictions.  We have also made an evaluation of the potential impact of assessments by state jurisdictions in which we have not filed tax returns. During the three months ended March 31, 2007, the Internal Revenue Service commenced an examination of our 2004 federal income tax return.  We were also notified by the State of New York of their intent to examine our 2003 – 2005 New York state income tax returns beginning in May 2007.  It is possible that the examination phase of these audits will conclude in 2007 and it is reasonably possible that a change in the unrecognized tax benefits may occur; however, a quantification of an estimated range cannot be made at this time.

As of the January 1, 2007 adoption date of FIN 48, the 2003 – 2006 federal tax returns remain open, although the IRS completed an examination for the 2003 tax year during 2005.  In addition, 2002 – 2006 state and foreign tax returns are open to audit under the statute of limitations.  As of both March 31, 2007 and January 1, 2007, it is reasonably possible that approximately $0.7 million of net unrecognized tax benefits will be recognized in the next twelve months due to the closing of 2002 and 2003 years for federal and state jurisdictions of which $0.3 million would affect our effective tax rate and $0.4 million would decrease goodwill.

As permitted by FIN 48, we have classified interest and penalties as a component of income tax expense.  Estimated interest and penalties classified as a component of income tax expense totaled $0.1 million for the quarter ended March 31, 2007.  Accrued interest and penalties were $1.2 million and $1.1 million as of March 31, 2007 and January 1, 2007, respectively.

Because of the effect of FIN 48 on our income tax rate, we are including a summary of the major components of our tax expense for the three months ended March 31, 2007 (in thousands):

Current income tax expense	$772
Tax expense recognized for FIN 48 uncertainties	203
Interest and penalties	127
Deferred tax benefit	(867)
Total income tax expense	$235

We also recorded approximately $0.1 million of income tax benefit related to the exercise of stock options that is recorded as a credit to additional paid in capital and is not a component of our total income tax expense or our effective tax rate.

NOTE 5:   INDEBTEDNESS

The following is a summary of indebtedness outstanding (in thousands):

	March 31,	December 31,
	2007	2006
Senior term loan	$15,000	$15,000
Senior revolving loan	70,028	78,028
Contingent convertible subordinated notes, including fair value of embedded option	54,311	52,170
Capital leases	285	179
Deferred acquisition price	8,469	8,984
Total indebtedness	$148,093	$154,361

Credit Facilities

We have a credit facility with KeyBank National Association as administrative agent consisting of a $15.0 million senior term loan and a $100.0 million senior revolving loan.  The senior term loan matures in June 2007 and the senior revolving loan matures in November 2008.  The senior term loan does not have any required amortizing payments.  During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.

The credit facility is secured by liens on our real property and a significant portion of our personal property.  As of March 31, 2007, our borrowings under the credit facility totaled $85.0 million, consisting of $15.0 million under the senior term loan and $70.0 million under the senior revolving loan.  Subsequent to March 31, 2007, we used available capacity under the senior revolving loan to pay the senior term loan in full.  Accordingly, in accordance with SFAS 6, Classification of Short-Term Obligations Expected to Be Refinanced, we classified the senior term loan as a long-term obligation as of March 31, 2007.  Interest on the credit facility is generally based on a spread, which as of March 31, 2007 was 300 basis points, over the LIBOR rate.  As of March 31, 2007, the average interest rate charged on outstanding borrowings under the credit facility was approximately 8.4% per annum.

Contingent Convertible Subordinated Notes

During June 2004, we issued $50.0 million of contingent convertible subordinated notes.  The convertible subordinated notes bear interest at a fixed rate of 4% per annum, payable quarterly, and are convertible into shares of our common stock at a price of $17.50 per share.  Subsequent to March 31, 2007, the holders of the convertible subordinated notes elected, at their discretion as discussed below, to extend the maturity from June 15, 2007 to June 15, 2010 and, accordingly, we classified the convertible debt as a long-term obligation as of March 31, 2007.

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

As of March 31, 2007, the holders of the convertible subordinated notes had the right, which right was exercised subsequent to quarter-end, to extend the maturity of the convertible subordinated notes for a period not to exceed three years.  Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the convertible subordinated notes represents an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the subordinated convertible note balance was reduced by the same amount.  The subordinated convertible note is accreted approximately $0.1 million each quarter such that, at the end of the initial three year term, the subordinated convertible note balance, exclusive of the embedded option value, will total $50.0 million.  On our accompanying condensed consolidated statements of operations, this accretion is a component of interest expense.  The embedded option is revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments that will be made if the convertible debt maturity is extended an additional three years.  Under this methodology, the embedded option has a current value of approximately $4.4 million.  On our accompanying condensed consolidated balance sheets, our obligation related to the embedded option has been included as a component of the subordinated convertible note payable.  For the three months ended March 31, 2007, the value of the embedded option increased by approximately $2.0 million and this increase is included as a component of interest expense on our accompanying condensed consolidated statements of operations.  The changes in carrying value of the subordinated convertible note and fair value of the embedded option do not affect our cash flow.  As a result of the extension of the maturity date by the holders of the convertible subordinated notes, during our second quarter, we will perform a final valuation of the embedded option and the change in value will be included as a component of our second quarter interest expense.  The final value of the embedded option will be amortized as a credit to interest expense over the period to the extended maturity, which is June 15, 2010  If any convertible debt is converted into shares of our common stock prior to June 15, 2010, the unamortized embedded option value related to those shares will be recognized as a gain in the period the conversion occurs.

Covenant Compliance

Our credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements (EBITDA) and total debt.  In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As of March 31, 2007, we were in compliance with all financial covenants.

Deferred Acquisition Price

We have made acquisitions for which a portion of the purchase price was deferred.  These deferred payments, which are either non-interest bearing or have a below market interest rate, have been discounted at imputed interest rates ranging from 3% to 8%.  As of March 31, 2007 and December 31, 2006, the discounted value of the remaining note payments was approximately $8.5 million and $9.0 million, respectively, of which approximately $3.3 million was classified as a current liability in the condensed consolidated balance sheets as of both March 31, 2007 and December 31, 2006.

Scheduled Principal Payments

Based on the extensions described above, our long-term obligations, including credit facility debt, convertible debt (including embedded option), deferred acquisition costs, and capitalized leases, mature as follows for each twelve-month period ending March 31 (in thousands):

2008	$3,382
2009	87,020
2010	1,467
2011	55,736
2012	488
Total	$148,093

NOTE 6:   SHARE-BASED COMPENSATION

During June 2004, our 2004 Equity Incentive Plan was approved by our shareholders and replaced our 1995 Stock Option Plan, as amended (the “1995 Plan”).  During June 2006, an amendment to the 2004 Equity Incentive Plan was approved by our shareholders.  The 2004 Equity Incentive Plan, as amended, (the “2004 Plan”) limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock under the 2004 Plan to 5,000,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable or is forfeited will be available for further grants unless, in the case of options granted, related stock appreciation rights are exercised.  At March 31, 2007, there were approximately 2,157,000 shares of common stock available for future equity-related grants under the 2004 Plan.  Although various forms of equity instruments may be issued, to date we have issued only incentive share options and nonqualified share options under this Plan.  These share options, which have a contractual term of 10 years, are issued with an exercise price equal to the grant date closing market price of our common stock.  The vesting periods range from immediate to 5 years.  Share options which vest over 5 years generally vest either 20% per year on the first five anniversaries of the grant date, or 25% per year on the second through fifth anniversaries of the grant date.  Shares vesting over a shorter period will generally vest 100% as of the designated vesting date.  We issue new shares to satisfy share option exercises.  We do not anticipate that we will repurchase shares on the open market during 2007 for the purpose of satisfying share option exercises.

Following is information related to exercisable share options and share options expected to vest as of March 31, 2007 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options exercisable	3,665	13.83	6.68	$23,993
Options vested and expected to vest	4,868	14.64	7.16	$27,920

The aggregate intrinsic value was calculated using the difference between the March 31, 2007 market price and the grant price for only those awards that have a grant price that is less than the March 31, 2007 market price.  The weighted average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 were $5.88 and $7.69, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 were $0.5 million and $1.1 million, respectively.  During the three months ended March 31, 2007 and 2006, we received cash for payment of the grant price of exercised options of approximately $2.6 million and $1.2 million, respectively, and we anticipate we will realize a tax benefit related to these exercised options of approximately $0.2 million and $0.4 million, respectively.  The cash received for payment of the grant price is included as a component of cash flow from financing activities.  The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flow from financing activities on the consolidated statement of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.

During the three months ended March 31, 2007 and 2006, we recognized share-based compensation expense, which is a non-cash charge, of approximately $0.3 million and $0.5 million, respectively, of which $0.2 million and $0.1 million, respectively, is included under the caption “Direct costs of services” and $0.1 million and $0.4 million, respectively, is included under the caption “General and administrative” on the accompanying condensed consolidated statements of operations.  During the three months ended March 31, 2007 and 2006, we recognized a net tax benefit of approximately $0.1 million and $0.2 million, respectively, related to aggregate share-based compensation expense recognized during the same period.  As of March 31, 2007, there was $7.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 3.6 years.

NOTE 7:   NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share is computed by dividing net income available to common shareholders, increased by the amount of interest expense, net of tax, related to outstanding subordinated convertible notes, by the weighted average number of outstanding common shares and incremental shares that may be issued in future periods relating to outstanding stock options and subordinated convertible notes, if dilutive.  When calculating incremental shares related to outstanding stock options, we apply the treasury stock method.  The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital on exercise of the options, are used to repurchase outstanding shares at the average market price for the period.  The treasury stock method is applied only to share grants for which the effect is dilutive.

The computations of basic and diluted net income (loss) per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2007			2006
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Shares Outstanding	Per Share Amount

Basic net income (loss) per share	$150	19,511	$0.01	$(1,749)	19,284	$(0.09)

Effect of dilutive securities:
Stock options	—	1,009			—
Convertible debt	—	—		—	—

Diluted net income (loss) per share	$150	20,520	$0.01	$(1,749)	19,284	$(0.09)

For the three months ended March 31, 2007, weighted-average outstanding stock options totaling approximately 1.4 million shares of common stock were antidilutive and, therefore, not included in the computation of diluted net income (loss) per share. For the three months ended March 31, 2007, we did not assume conversion of the subordinated convertible notes as the effect would be anti-dilutive.  For the three months ended March 31, 2006, we did not assume conversion of the convertible debt or exercise of any share-based options as the effect would be anti-dilutive.

NOTE 8:   SEGMENT REPORTING

In the first quarter of 2007, we revised the structure of our operating segments and changed the nature of the financial information that is provided to and used by our chief operating decision makers.  Additionally, certain of the internal segment financial reporting information used to measure and evaluate the performance of our operating segments, such as allocation of certain shared costs, have been revised for consistency with the underlying reorganized segment structure.  The segment measure of profit for the three months ended March 31, 2006 has been restated in accordance with our new organization structure, including the changes in certain internal financial reporting information.  We have three operating segments: (i) electronic discovery, (ii) bankruptcy trustee, and (iii) settlements and claims.  Our electronic discovery business provides electronic discovery services to corporations and the litigation department of law firms.  Produced documents are made available primarily through our hosted site, and our DocuMatrix™ software allows for efficient plaintiff and defendant counsel review and data requests.  Our bankruptcy trustee segment provides solutions that address the needs of Chapter 7 and Chapter 13 trustees to process large caseloads and to make required distributions to creditors accurately and efficiently. Our settlements and claims segment administers complex legal proceedings which involve notification of a class of actual or potential claimants or creditors and the administration of funds related to settlement with the class of claimants or creditors.

Each segment’s performance is assessed based on earnings before interest, taxes, depreciation and amortization, and share-based compensation expense.  In management’s evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following operating segment results do not include such unallocated costs.  Intersegment revenues are not considered material to the segment reporting information.  Assets reported within a segment are those assets that can be identified to a segment and primarily consist of trade receivables, property, equipment and leasehold improvements, software, identifiable intangible assets and goodwill.  Cash, tax-related assets, and certain prepaids and other assets are not allocated to our segments.  Although we can and do identify long-lived assets such as property, equipment and leasehold improvements, software, and identifiable intangible assets to operating segments, we do not allocate the related depreciation and amortization to the segment as management evaluates segment performance exclusive of these non-cash expenses.

Following is a summary of segment information (in thousands):

	Three Months Ended March 31, 2007
	Electronic Discovery	Bankruptcy Trustee	Settlements and Claims	Total
Revenue:
Operating revenue before reimbursed direct costs	$10,112	$8,266	$16,717	$35,095
Operating revenue from reimbursed direct costs	13	107	5,913	6,033
Total revenue	10,125	8,373	22,630	41,128

Direct costs, general and administrative costs	4,915	2,638	17,644	25,197
Segment performance measure	$5,210	$5,735	$4,986	$15,931

	Three Months Ended March 31, 2006
	Electronic Discovery	Bankruptcy Trustee	Settlements and Claims	Total
Revenue:
Operating revenue before reimbursed direct costs	$8,375	$2,359	$21,827	$32,561
Operating revenue from reimbursed direct costs	33	112	5,512	5,657
Total revenue	8,408	2,471	27,339	38,218

Direct costs, general and administrative costs	3,396	2,937	22,321	28,654
Segment performance measure	$5,012	$(466)	$5,018	$9,564

Following is a reconciliation of our segment performance measure to income (loss) before income taxes (in thousands):

	Three Months Ended March 31,
	2007	2006

Segment performance measure	$15,931	$9,564
Corporate and unallocated expenses	(4,656)	(3,646)
Share-based compensation expense	(311)	(530)
Depreciation and software and leasehold amortization	(2,961)	(2,297)
Amortization of intangible assets	(2,524)	(2,767)
Interest expense, net	(5,094)	(3,264)
Income (loss) before income taxes	$385	$(2,940)

Following are total assets by segment (in thousands):

	March 31, 2007	December 31, 2006
Assets
Electronic Discovery	$124,966	$125,515
Bankruptcy Trustee	85,920	85,646
Settlements and Claims	151,035	150,343
Corporate and unallocated	19,354	20,716
Total consolidated assets	$381,275	$382,220

Following represents goodwill by segment (in thousands):

	March 31, 2007	December 31, 2006
Goodwill
Electronic Discovery	$76,642	$76,369
Bankruptcy Trustee	75,205	74,937
Settlements and Claims	109,694	109,303
Total goodwill	$261,541	$260,609

NOTE 9:   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Cash paid (received) for:
Interest	$3,024	$2,913
Income taxes paid (refunded), net	323	(275)
Non-cash investing and financing transactions:
Capitalized lease obligations incurred	125	—
Property, equipment, and leasehold improvements accrued in accounts payable	683	414

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q.

Overview

We are a leading provider of integrated technology solutions for the legal profession.  Our solutions streamline the administration of bankruptcy, litigation, financial transactions and regulatory compliance matters.  We offer innovative technology solutions for electronic discovery, document review, legal notification, claims administration and controlled disbursement.  Our clients include law firms, corporate legal departments, bankruptcy trustees and other professional advisors who require innovative technology, responsive service and deep subject-matter expertise.

We have acquired a number of businesses during the past several years.  In January 2003, we acquired BSI which expanded our offerings to include claims administration solutions for the Chapter 11 corporate restructuring market.  In January 2004, we acquired Poorman-Douglas and expanded our administrative offerings in support of the class action and mass tort market.  In October 2005, we acquired Hilsoft Notifications which enhanced our expert legal notification services related to class action, mass tort and bankruptcy noticing.  In November 2005, we acquired nMatrix to expand our product and service offerings to include electronic discovery.

We have three operating segments: electronic discovery, bankruptcy trustees, and settlements and claims.

Electronic Discovery Segment

Our electronic discovery business provides processing and search and review services to corporations and the litigation departments of law firms.  Our eDataMatrix™ software analyzes, filters, deduplicates and produces documents for review.  Produced documents are made available primarily through our hosted site, and our DocuMatrix™ software allows for efficient plaintiff and defendant counsel review and data requests.

Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the electronic discovery process for complex litigation matters.

The substantial increase of electronic documents by businesses has changed the dynamics of how attorneys support discovery in complex litigation matters.  According to the 2006 Socha-Gelbmann Electronic Discovery Survey, the 2005 domestic commercial electronic discovery revenues were estimated at $1.3 billion, an approximate 56% increase from 2004.  According to this same source, the market is expected to continue to grow at a substantial rate from 2006 to 2008, with expected increases of approximately 30% to 35% each year.  Due to the increasing complexity of cases, the increasing volume of data that are maintained electronically, and the increasing volume of documents that are produced in all types of litigation, law firms are increasingly reliant on electronic evidence management systems to organize and manage the electronic discovery process.

Significant sources of revenue include:

•                  Fees related to the conversion of data into an organized, searchable electronic database. The amount we earn varies primarily on the size (number of documents) and complexity of the engagement; and

•                  Hosting fees based on the amount of data stored.

Bankruptcy Trustee Segment

Our bankruptcy trustee business addresses the needs of Chapter 7 and Chapter 13 bankruptcy trustees.

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

The participants in these bankruptcy proceedings include the debtor, the debtor’s counsel, the creditors, and the bankruptcy judge.

Our end-user customers are professional bankruptcy trustees.  The Executive Office for United States Trustees, a division of the U.S. Department of Justice, appoints all bankruptcy trustees.  A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system.  The bankruptcy trustee’s primary responsibilities include liquidating the debtor’s assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court.  Trustees manage an entire caseload of bankruptcy cases simultaneously.

The primary sources of revenue are deposit-based fees, earned primarily on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support (PCS) services, as well as the number of cases managed by a Chapter 13 bankruptcy trustee.  The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates.

Settlements and Claims Segment

Our settlements and claims segment supports the administration of complex legal proceedings which involve notification of a class of claimants or creditors and the administration of funds related to settlement with the class of claimants or creditors for Chapter 11 bankruptcies and class action and mass tort lawsuits.

•                  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in fiscal 2006, accounted for approximately 1% of all bankruptcy filings.  Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations.  Chapter 11 cases may last several years.  Key participants include the debtor-in-possession, the debtor’s counsel, the creditors, the creditors’ counsel, and the bankruptcy judge.

•                  Class action and mass tort refer to litigation in which class representatives bring a lawsuit against a defendant company or other persons on behalf of a large group of similarly affected persons (the class).  Mass tort refers to class action cases that are particularly large or prominent.  The class action and mass tort marketplace is significant, with estimated annual tort claim costs of approximately $260 billion in 2005, according to an update study issued in 2006 by Towers Perrin.  Administrative costs, which include costs, other than defense costs, incurred by either the insurance company or self-insured entity in the administration of claims, comprise approximately 20% of this total.  Key participants in this marketplace include law firms that specialize in representing class action and mass tort plaintiffs and other law firms that specialize in representing defendants.  Class action and mass tort litigation is often complex and the cases, including administration of any settlement, may last several years.

Our customers are corporations that are administering the settlement or resolution of class action cases and debtor corporations that have filed a plan of reorganization.  We sell our services directly to those customers; however, our relationships with other interested parties, including legal counsel, often provide access to these customers.

Significant sources of revenue include:

•                  Fees contingent upon the month-to-month delivery of case management services such as claims processing, claims reconciliation, professional services, call center support, and controlled disbursements.  The amount we earn varies primarily on the size and complexity of the engagement;

•                  Legal noticing services to parties of interest in corporate restructuring bankruptcy and class action matters, including media campaign and advertising management, in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement, and

•                Reimbursement for costs incurred related to postage on mailing services.

Critical Accounting Policies

We consider our accounting policies related to revenue recognition, share-based compensation, income taxes, business combinations, goodwill, and identifiable intangible assets to be critical policies in understanding our historical and future performance.

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

Non-Software Arrangements

We provide two groups or classes of services – case management services and document management services.  Case management solutions provide clients with integrated technology-based products and services for the automation of various administrative tasks.  Document management solutions include proprietary technology and production services to ensure timely, accurate and complete execution of the many documents associated with multi-faceted legal cases and communications applications.  Services related to electronic discovery and settlements and claims are billed based on volume and are evaluated pursuant to Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables.  For these contractual arrangements, we have identified the following deliverable services:

•                  Electronic Discovery

•               Data processing

•               Hosting

•                  Settlements and Claims

•               Consulting

•               Claims administration

•               Printing and mailing

•               Document management

•               Notice campaigns

•               Toll free customer support

•               Web site design/hosting

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

Software Arrangements

For our primary bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and PCS services, all at no charge to the trustee.  The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement.  The financial institution pays us a monthly fee contingent on the dollar level of average monthly deposits placed by the trustees with that financial institution.

For these arrangements with financial institutions, we earn contingent monthly fees from the financial institution related to the software license, hardware lease, hardware maintenance, and PCS services.  We account for the software license and PCS service elements in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2).  Since we have not established vendor specific objective evidence (VSOE) of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered element, which is PCS services.  This revenue, when recognized, is included on our condensed consolidated statements of operations as a component of case management bundled products and services revenue.  Revenue related to PCS services is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants’ Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to.  At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2, since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

Prior to October 1, 2006, we had an arrangement with our primary depository financial institution under which we delivered two specified upgrades annually with the last specified upgrade in the second quarter of 2006.  This arrangement included specific pricing for each software upgrade and certain special projects in addition to the contingent deposit-based pricing related to the software license, hardware, hardware maintenance, and PCS to each trustee client.  Therefore, the software upgrades and special projects are part of a bundled arrangement.  Each software upgrade is considered a separate and discrete product and, as we do not sell each software upgrade on a standalone basis, we were unable to establish VSOE of the fair value of the software upgrades.  As a result, the licensed software, software upgrade, special projects and PCS were a combined unit of accounting.  Revenue for this combined unit of accounting, when recognized, is included as a component of case management bundled products and services revenue.  Since we did not have VSOE of the fair value of each separate upgrade, we deferred recognition of substantially all revenue from the October 1, 2003 inception of this arrangement until delivery, in the second quarter of 2006, of the final upgrade.  The ongoing costs related to this arrangement were recognized as expense when incurred.  Payments received in advance of satisfaction of the related revenue recognition criteria were recognized as deferred revenue until all revenue recognition criteria have been satisfied.  During the three months ended March 31, 2006, we deferred approximately $6.4 million of revenue under this arrangement and, as of March 31, 2006, we had recorded on our condensed consolidated balance sheets $66.1 million of deferred revenue under this arrangement.  The final specified upgrade was delivered during the second quarter of 2006 and, pursuant to the recognition provisions contained in SOP 97-2, we recognized this deferred revenue during the second and third quarters of 2006.

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

Share-based compensation

Effective January 1, 2006, we began accounting for share-based compensation under SFAS 123R.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.  Determining the fair value of a share option grant at the date of the award requires the use of estimates related to expected volatility, expected term of share options granted, expected risk-free interest rate, and the expected dividend rate.  We estimate our expected volatility based on implied volatilities from traded options on our stock and on our stock’s historical volatility.  We have estimated the expected term of our share options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior.  The expected risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  Historically, we have not paid dividends and we do not anticipate paying dividends in the foreseeable future; accordingly, our expected dividend rate is zero.  We recognize this expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award.  Due to the numerous assumptions involved in calculating share-based compensation expense, the expense recognized in our consolidated financial statements may differ significantly from the value realized by employees on exercise of the share-based instruments.  In accordance with the methodology prescribed by SFAS 123R, we do not adjust our recognized compensation expense to reflect these differences.  Recognition of share-based compensation expense has had, and will likely continue to have, a material affect on operating expenses within our condensed consolidated statements of operations and also may have a material affect on our deferred income taxes and additional paid-in capital line items within our condensed consolidated balance sheets.  To date, the only share-based compensation we have issued are share-based options.

Income taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.  Under FIN 48, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  Application of FIN 48 requires numerous estimates based on available information.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  Changes in these factors may have a material impact, either positive or negative, on our effective tax rate.  As a result, the future application of FIN 48 may have a material affect on income tax expense recorded within our condensed consolidated statements of operations and also may have a material affect on our current tax payable or refundable, our long-term tax payable, and both current and long-term deferred income tax line items within our condensed consolidated balance sheets.  For additional information regarding the effect of adoption of FIN 48, see note 4 of the condensed consolidated financial statements.

Business combination accounting

We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future.  Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed.  The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill.  This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.  Certain identifiable intangible assets, such as customer lists and covenants not to compete, are amortized on a straight-line basis over the intangible asset’s estimated useful life.  The estimated useful lives of amortizable identifiable intangible assets range from one to fourteen years.  Goodwill is not amortized.  Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results.

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

The estimate of fair value is highly subjective and requires significant judgment.  If we determine that the fair value of any reporting unit is less than the reporting unit’s carrying value, then we will recognize an impairment charge.  If goodwill on our condensed consolidated balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition.  Our recognized goodwill totaled $261.5 million as of March 31, 2007.

Identifiable intangible assets

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

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition.  Our identifiable intangible assets’ carrying value, net of amortization, was $41.3 million as of March 31, 2007.

Results of Operations for the Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

Consolidated Results

Revenue

Total revenue of $41.1 million for the three months ended March 31, 2007 increased approximately $2.9 million, or 8%, compared to $38.2 million of revenue for the same period in the prior year.  A significant part of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying condensed consolidated statements of operations.  Although reimbursed operating revenue and direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Operating revenue exclusive of operating revenue from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, increased approximately $2.5 million, or 8%, to $35.1 million for the three months ended March 31, 2007 compared to $32.6 million for the same period in the prior year, primarily as a result of a $1.7 million increase and a $5.9 million increase in operating revenue before reimbursed direct costs related to the electronic discovery segment and bankruptcy trustee segment, respectively, partly offset by a $5.1 million decrease in settlement and claims operating revenue before reimbursed direct costs.  Changes by segment are discussed below.

Operating Expenses

Direct costs of services, exclusive of depreciation and amortization, decreased by approximately $4.1 million, or 28%, to $10.3 million for the three months ended March 31, 2007 compared with $14.4 million during the same period in the prior year, primarily as a result of a $4.6 million decrease in legal notification costs.  Changes by segment are discussed below.

Direct cost of bundled products and services, exclusive of depreciation and amortization, decreased to approximately $0.9 million for the three months ended March 31, 2007 compared with $1.0 million for the same period in the prior year.  Changes by segment are discussed below.

Reimbursed direct costs increased to $6.0 million for the three months ended March 31, 2007 compared with $5.7 million during the same period in the prior year.  This increase directly corresponds to the increase in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $1.2 million, or approximately 10%, to $12.9 million for the three months ended March 31, 2007 compared with $11.7 million for the same period in the prior year.  The increase is primarily due to a $1.7 million increase in compensation expense, primarily related to the electronic discovery segment, partly offset by a $0.3 million decrease in share-based compensation expense.  Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs increased $0.7 million to $3.0 million for the three months ended March 31, 2007 compared with $2.3 million for the same period in the prior year primarily as a result of increased software amortization expense and increased hardware depreciation for our electronic discovery business.

Amortization of identifiable intangible assets, compared with the same period in the prior year, decreased to $2.5 million for the three months ended March 31, 2007 compared with $2.8 million for the same period in the prior year, primarily as a result of a decrease in our amortization expense as certain tradenames became fully amortized.

Interest Expense

We recognized interest expense of $5.1 million for the three months ended March 31, 2007 compared with $3.3 million for the same period in the prior year.  The $1.8 million increase is primarily related to a $1.9 increase in the estimated fair value of our subordinated convertible note holders’ option to extend the maturity of the subordinated convertible notes from June 15, 2007 to June 15, 2010, partly offset by a $0.2 million decrease in interest expense related to our credit facility, related primarily to a decrease in average outstanding borrowings.  The fair value of the option to extend maturity is derived primarily from the estimated future cash flows related to the payment of the 4% interest for an additional three years.  Accordingly, the $1.9 million increase in estimated fair value did not affect our cash flows during the three months ended March 31, 2007.  Subsequent to March 31, 2007, the holders of the subordinated convertible notes exercised their right to extend the maturity of the convertible notes.  As a result, we will pay interest, at a rate of 4%, during the extension period on any convertible notes that remain outstanding (the holders of the convertible notes may chose at any time to convert some or all of the notes into our common shares – see note 5 of the notes to the condensed consolidated statements for additional information regarding this conversion right).  As a result of the extension of the maturity date by the holders of the convertible subordinated notes, during the second quarter of 2007, we will estimate the fair value of the option immediately prior to the note holders’ vote to extend and record a final adjustment to the fair value of the option to extend the subordinate convertible notes’ maturity.  This final adjustment will also be recorded as a charge to interest expense.  Effective with the note holders’s vote to extend the convertible notes’ maturity, we will begin to amortize the fair value of the option as a reduction to interest expense over the term of the extension.

Income Taxes

During the three months ended March 31, 2007, our tax expense as a percent of pre-tax income was 61.0%, consisting of an effective tax rate of 43.4% combined with a discrete adjustment to tax expense to record interest on uncertain tax positions as required by FIN 48.  During the three months ended March 31, 2006, the effective tax rate to record the tax benefit related to our net loss was 40.5%.  Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes.  We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

Net Income (Loss)

Our net income was approximately $0.2 million for the three months ended March 31, 2007 compared with a net loss of approximately $1.7 million for the same period in the prior year.  This $1.9 million change is primarily the result a $2.5 million increase in operating revenue before reimbursed direct costs and a $4.6 million decrease in claims and settlements noticing campaign expenses, partly offset by a $1.7 million increase in compensation expense, primarily related to our electronic discovery segment, a $1.9 million increase in expense related to the mark-to-market of the convertible debt embedded option, and a $1.4 million change in our income taxes as we had $0.2 million income tax expense during the three months ended March 31, 2007 compared with a $1.2 million income tax benefit during the same period in the prior year.

Electronic Discovery Segment

Electronic discovery operating revenue before reimbursed direct costs increased $1.7 million, or approximately 21%, to $10.1 million for the three months ended March 31, 2007 compared to $8.4 million for the same period in the prior year.  This increase is primarily attributable to an increase in our project base that has resulted in an increase in hosting revenues by approximately $2.1 million.  This increase was partly offset by a decline in our processing revenue, which is more variable based on the timing and complexity of cases initiated during a quarter.  During the three months ended March 31, 2006, we provided processing related to a particularly large client engagement.

Electronic discovery direct and administrative expenses increased $1.5 million, or approximately 45%, to $4.9 million for the three months ended March 31, 2007 compared with $3.4 million for the same period in the prior year.  This increase is primarily a result of a $1.4 million increase in compensation expense related to expanded staffing and increased incentive compensation linked to higher operating revenue.

Bankruptcy Trustee Segment

Bankruptcy trustee operating revenue before reimbursed direct costs increased $5.9 million to $8.3 million for the three months ended March 31, 2007 compared to $2.4 million for the same period in the prior year.  This increase is primarily the result of a difference in revenue recognition related to a new arrangement with the depository financial institution primarily used by our bankruptcy trustee clients.  As more fully explained above under the caption “Critical Accounting Policies, Revenue Recognition”, during the three months ended March 31, 2006, we deferred recognition of approximately $6.4 million of bankruptcy trustee revenue as we had not established vendor specific objective evidence of fair value related to certain software upgrades contained in our arrangement with the depository financial institution primarily used by our bankruptcy trustee clients.  This arrangement terminated September 30, 2006 and the new arrangement with this depository financial institution does not include provisions related to software upgrades.  Accordingly, we now recognize this revenue based on a contingent usage based revenue model and, during the three months ended March 31, 2007, we did not defer any bankruptcy trustee revenue.

Bankruptcy trustee direct and administrative expenses were approximately $2.6 million for the three months ended March 31, 2007 compared with approximately $2.9 million in the same period in the prior year.

Settlements and Claims Segment

Settlements and claims operating revenue before reimbursed direct costs decreased $5.1 million, or approximately 23%, to $16.7 million for the three months ended March 31, 2007 compared to $21.8 million for the same period in the prior year.  This decrease is primarily the result of a $5.1 million decrease in legal notification revenue.  Legal notification revenue tends to be variable as an individual noticing campaign may have a short duration and generate significant revenue during that time.  During the three months ended March 31, 2007, we had fewer large legal noticing projects than during the same period in the prior year.

Settlements and claims direct and administrative expenses decreased $4.7 million, or approximately 21%, to $17.6 million for the three months ended March 31, 2007 compared to $22.3 million for the same period in the prior year.  This decrease is primarily the result of a $4.6 million decrease in the cost of legal noticing, which is directly related to the decrease in settlements and claims operating revenue before reimbursed direct costs.

Liquidity and Capital Resources

Operating Activities

During the three months ended March 31, 2007, our operating activities provided net cash of approximately $8.9 million.  The primary sources of cash from operating activities was net income of $0.2 million, adjusted for non-cash charges and credits, primarily depreciation and amortization, of $7.0 million and changes in operating assets and liabilities that increased our operating cash flow by $1.8 million, primarily as a result of increases in income taxes and accounts payable.  The effect of income taxes will fluctuate from period to period depending on the accrual related to the current tax expense and the timing of estimated tax payments made or refunds received.  Accounts payable will fluctuate from period to period depending on the timing of purchases and payments.

Investing Activities

During the three months ended March 31, 2007, we used cash of approximately $2.0 million for purchases of property and equipment, primarily computer hardware for our electronic discovery and bankruptcy trustee businesses.  Enhancements to our existing software and development of new software is essential to our continued growth and, during the three months ended March 31, 2007, we used cash of approximately $1.3 million to fund internal costs related to development of software for which technological feasibility has been established.  We anticipate that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending over the next year.

Financing Activities

During the three months ended March 31, 2007, we used cash to reduce our senior revolving loan by approximately $8.0 million and paid approximately $0.6 million as a principal reduction on our BSI deferred acquisition price.  This financing use of cash was partly offset by $2.6 million of net proceeds from stock issued in connection with the exercise of employee stock options.  We also recognized a portion of the tax benefit related to the exercise of stock options as a financing cash flow.  During the three months ended March 31, 2007, we recognized less than $0.1 of excess tax benefit as a financing cash flow.

As of March 31, 2007, our borrowings consisted of $54.3 million from the contingent convertible subordinated notes (including the fair value of the embedded option), $15.0 million under our senior term loan, $70.0 million under our senior revolving loan, and approximately $8.8 million of obligations related to capitalized leases and deferred acquisition price.

As of March 31, 2007, significant covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.95 to 1.00, a senior leverage ratio not to exceed 2.75 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  As of March 31, 2007, we were in compliance with all financial covenants.

Subsequent to March 31, 2007, our convertible debt holders elected to extend the maturity of the convertible debt from June 15, 2007 to June 15, 2010.  We also used available capacity under our senior revolving loan to pay, in full, the $15.0 million senior term loan that was scheduled to mature June 30, 2007.

We believe that the funds generated from operations plus amounts available under our credit facility’s senior revolving loan will be sufficient over the next year to finance currently anticipated working capital requirements, software expenditures, property and equipment expenditures, common share price protection payments, if any, related to common shares issued in conjunction with our acquisition of nMatrix, interest payments due on our outstanding borrowings, and payments for contractual obligations.

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

Off-balance Sheet Arrangements

As a part of the purchase price consideration to acquire nMatrix, we issued 1.2 million shares of our common stock to the seller.  In conjunction with the acquisition, we entered into an agreement with the selling shareholder to register the shares of common stock issued as a part of the acquisition consideration.  Within this agreement, we guaranteed the common stock price of $20.35 per share, valued as the average closing price of our common stock for the 40 consecutive trading days ending on the date four trading days prior to the closing date.  This guarantee terminates as of the close of business on the date that is after any 15 trading days on which the selling shareholder may lawfully sell shares under a registration statement and the last sale price for our common stock has been equal to or greater than the $20.35.  This 15 trading day period began as of April 27, 2007.  Based on our March 31, 2007 closing price of $20.38 per share, as of March 31, 2007 the market price exceeded the guarantee price.  A liability, if any, will be recorded for this guarantee when the contingency is resolved.  If a payment is made under this guarantee, we will reduce the equity proceeds recorded as a part of the acquisition transaction.  As discussed under the caption “Liquidity and Capital Resources – Financing Activities” above, we believe cash generated from operations plus amounts available under our credit facility’s senior revolving loan will provide adequate liquidity to make any required payment under this arrangement.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115  (SFAS 159).  SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We do not anticipate that adoption of this statement will have a material impact on our condensed consolidated financial statements.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective” and “potential.”  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements.  Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  These factors include (1) any material changes in our total number of client engagements and the volume associated with each engagement, (2) any material changes in our client’s deposit portfolio or the services required or selected by our clients in engagements, (3) material changes in the number of bankruptcy filings, class action filings or mass tort actions each year, (4) risks associated with handling of confidential data and compliance with information privacy laws, (5) changes in pricing structures and arrangements, (6) risks associated with the integration of acquisitions into our existing business operations, (7) risks associated with our indebtedness, (8) risks associated with the application of complex accounting rules to unique transactions, including the risk that good faith application of those rules and audits of those results may be later reversed by new interpretations of those rules or new views regarding the application of those rules, and (9) other risks detailed from time to time in our SEC filings, including our annual report on Form 10-K.  In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. We undertake no obligations to update any forward-looking statements contained herein to reflect future events or developments.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a certain financial instrument or group of financial instruments.  Our exposure to market risk has not changed significantly since December 31, 2006.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.       Risk Factors.

There have been no material changes in our Risk Factors from those disclosed in our 2006 Annual Report on Form 10-K.

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

Epiq Systems, Inc.

Date: May 7, 2007	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date: May 7, 2007	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2007	/s/ Douglas W. Fleming
Douglas W. Fleming
Director of Finance
(Principal Accounting Officer)