Form 10-Q
period 2007-06-30
EPIQ SYSTEMS INC
filed 2007-07-30
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒ For the Quarterly Period Ended June 30, 2007

OR

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock at July 19, 2007:

Class	Outstanding
Common Stock, $.01 par value	30,178,304

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUE:
Case management services	$23,702	$18,182	$44,534	$37,083
Case management bundled products and services	6,733	67,009	13,412	67,694
Document management services	7,736	8,929	15,321	21,904
Operating revenue before reimbursed direct costs	38,171	94,120	73,267	126,681
Operating revenue from reimbursed direct costs	6,035	6,376	12,068	12,033
Total Revenue	44,206	100,496	85,335	138,714

OPERATING EXPENSES:
Direct costs of services (exclusive of depreciation and amortization shown separately below)	10,415	10,752	20,746	25,128
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	898	980	1,784	2,015
Reimbursed direct costs	6,010	6,447	12,032	12,167
General and administrative	15,252	12,359	28,177	24,058
Depreciation and software and leasehold amortization	2,837	2,494	5,798	4,791
Amortization of identifiable intangible assets	2,352	2,878	4,876	5,645
Acquisition related	—	250	—	250
Total Operating Expenses	37,764	36,160	73,413	74,054

INCOME FROM OPERATIONS	6,442	64,336	11,922	64,660

INTEREST EXPENSE (INCOME):
Interest income	(25)	(42)	(32)	(88)
Interest expense	3,345	3,382	8,447	6,692
Net Interest Expense	3,320	3,340	8,415	6,604

INCOME BEFORE INCOME TAXES	3,122	60,996	3,507	58,056

PROVISION FOR INCOME TAXES	1,328	24,704	1,563	23,513

NET INCOME	$1,794	$36,292	$1,944	$34,543

NET INCOME PER SHARE INFORMATION:
Basic	$.06	$1.25	$.07	$1.19
Diluted	$.06	$1.06	$.06	$1.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,848	29,082	29,559	29,005
Diluted	31,980	34,507	31,458	34,738

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,776	$5,274
Trade accounts receivable, less allowance for doubtful accounts of $1,252 and $1,684, respectively	37,980	33,066
Prepaid expenses	3,113	2,537
Income taxes refundable	1,559	332
Deferred income taxes	499	1,313
Other current assets	579	740
Total Current Assets	47,506	43,262

LONG-TERM ASSETS:
Property, equipment and leasehold improvements, net	29,086	23,153
Software development costs, net	9,829	9,611
Goodwill	261,243	260,609
Identifiable intangible assets, net of accumulated amortization of $19,402 and $13,758, respectively	38,964	43,840
Other	1,040	1,745
Total Long-term Assets	340,162	338,958
Total Assets	$387,668	$382,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,229	$7,930
Customer deposits	2,016	1,978
Accrued compensation	4,854	3,514
Other accrued expenses	3,814	4,143
Deferred revenue	831	1,073
Current maturities of long-term obligations	2,976	70,488
Total Current Liabilities	27,720	89,126

LONG-TERM LIABILITIES:
Long-term obligations (excluding current maturities)	136,381	83,873
Deferred income taxes	20,088	23,307
Other long-term liabilities	9,527	1,735
Total Long-term Liabilities	165,996	108,915

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $0.01 par value; 50,000,000 shares authorized; issued and outstanding –30,142,948 and 29,218,259 shares at June 30, 2007 and December 31, 2006, respectively	301	292
Additional paid-in capital	147,259	136,947
Accumulated other comprehensive income	37	18
Retained earnings	46,355	46,922
Total Stockholders’ Equity	193,952	184,179
Total Liabilities and Stockholders’ Equity	$387,668	$382,220

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

Six Months Ended June 30, 2007

COMMON SHARES (50,000 authorized):
Shares, beginning of year	29,218
Shares issued upon exercise of options	925

Shares, end of period	30,143

COMMON STOCK –PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$292
Proceeds from exercise of options	9

Balance, end of period	301

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	136,947
Proceeds from exercise of options	8,183
Share-based income tax benefit	1,115
Share-based compensation expense	1,014

Balance, end of period	147,259

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year	18
Foreign currency translation adjustment	19

Balance, end of period	37

RETAINED EARNINGS:
Balance, beginning of year	46,922
Cumulative effect of adoption of FIN 48, Accounting for Uncertainty in Income Taxes (note 4)	(2,511)
Net income	1,944

Balance, end of period	46,355

TOTAL STOCKHOLDERS’ EQUITY	$193,952

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,944	$34,543
Adjustments to reconcile net income to net cash from operating activities:
Share-based compensation expense	1,014	1,092
(Benefit) expense for deferred income taxes	(1,327)	20,505
Depreciation and software and leasehold amortization	5,798	4,791
Change in valuation of embedded option and convertible debt	2,660	717
Amortization of identifiable intangible assets	4,876	5,645
Other	522	375
Changes in operating assets and liabilities, net of effects from business acquisition:
Trade accounts receivable	(4,482)	1,621
Prepaid expenses and other assets	(452)	(533)
Accounts payable and other liabilities	2,337	(637)
Deferred revenue	(242)	(53,379)
Excess tax benefit related to share-based compensation	(441)	(154)
Income taxes	2,656	3,740
Net cash provided by operating activities	14,863	18,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,979)	(4,358)
Software development costs	(2,354)	(2,020)
Cash paid for acquisition of business	—	(3,485)
Other	271	(133)
Net cash used in investing activities	(7,062)	(9,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	29,000	—
Principal payments under long-term debt obligations	(46,932)	(16,720)
Excess tax benefit related to share-based compensation	441	154
Proceeds from exercise of share options	8,192	1,623
Other	—	(137)
Net cash used in financing activities	(9,299)	(15,080)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,498)	(6,750)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,274	13,563
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,776	$6,813

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

Nature of Operations

We are a provider of technology solutions for the legal profession.  Our solutions streamline the administration of bankruptcy, litigation, financial transactions and regulatory compliance matters.  We offer innovative technology solutions for electronic discovery, document review, legal notification, claims administration and controlled disbursement.  Our clients include law firms, corporate legal departments, bankruptcy trustees and other professional advisors who require innovative technology, responsive service and deep subject-matter expertise.

Common Stock Split

On May 17, 2007, the board of directors approved a 3 for 2 stock split, effected in the form of a 50% stock dividend, payable June 7, 2007 to holders of record as of May 24, 2007.  All per share and shares outstanding data in the condensed consolidated financial statements and the accompanying notes have been revised to reflect the stock split.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for reporting and displaying comprehensive income and its components.  Our accumulated other comprehensive income is included as a separate component of stockholders’ equity on our condensed consolidated balance sheets.  Other comprehensive income is not considered material to the results of operations.

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

Revenue Recognition.

We provide two classes of products and services – case management products and services and document management services.  Case management solutions provide clients with integrated technology-based products and services for the automation of various administrative tasks.  Document management solutions include proprietary technology and production services to ensure timely, accurate and complete execution of the many documents associated with multifaceted legal cases.

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

•                  Legal noticing services, including media campaign and advertising management in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement; and

•                  Reimbursement for costs incurred, primarily related to postage on mailing services.

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

For these arrangements with financial institutions, we earn contingent monthly fees from the financial institution related to the software license, hardware lease, hardware maintenance, and PCS services.  We account for the software license and PCS service elements in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2).  Since we have not established vendor specific objective evidence (VSOE) of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered element, which is PCS services.  This revenue, when recognized, is included on our condensed consolidated statements of income as a component of case management bundled products and services revenue.  Revenue related to PCS services is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants’ Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to.  At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2 as we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

Prior to October 1, 2006, we had an arrangement with our primary depository financial institution under which we delivered two specified upgrades annually with the last specified upgrade in the second quarter of 2006.  This arrangement included specific pricing for each software upgrade and certain special projects in addition to the contingent deposit-based pricing related to the software license, hardware, hardware maintenance, and PCS to each trustee client.  Therefore, the software upgrades and special projects are part of a bundled arrangement.  Each software upgrade is considered a separate and discrete product and, as we do not sell each software upgrade on a standalone basis, we were unable to establish VSOE of the fair value of the software upgrades.  As a result, the licensed software, software upgrade, special projects and PCS were a combined unit of accounting.  Revenue for this combined unit of accounting, when recognized, was included as a component of case management bundled products and services revenue.  Since we did not have VSOE of the fair value of each separate upgrade, we deferred recognition of substantially all revenue from the October 1, 2003 inception of this arrangement until delivery, in the second quarter of 2006, of the final upgrade.  The ongoing costs related to this arrangement were recognized as expense when incurred.  Payments received in advance of satisfaction of the related revenue recognition criteria were recognized as deferred revenue until all revenue recognition criteria had been satisfied.  On delivery of the final upgrade during the second quarter of 2006, the only remaining undelivered element was PCS services.  In accordance with SOP 97-2, on delivery of the final software upgrade, we recognized revenue previously deferred on a proportionate basis over the three year term of the contract.  As the contract commenced October 1, 2003 and terminated September 30, 2006, we recognized approximately $60.1 million of net deferred revenue during the second quarter of 2006 and we recognized approximately $6.0 million of deferred revenue related to this arrangement during the third quarter of 2006.

We also provide our trustees with certain hardware, such as desktop computers, monitors, and printers, and hardware maintenance.  We retain ownership of all hardware provided and, based on guidance provided in EITF 01-8, Determining Whether an Arrangement Contains a Lease, we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since all of the payments under our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease in accordance with SFAS 13, Accounting for Leases.  Therefore, all lease payments were accounted for as contingent rentals under EITF Issue No. 98-9, Accounting for Contingent Rent and SAB Topic 13, which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurs at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.  This revenue, which is less than ten percent of our total revenue, is included in our condensed consolidated statements of income as a component of “Case management services” revenue.

Other Arrangements

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

•               Call center support

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

Reimbursements

We have revenue related to the reimbursement of certain costs, primarily postage.  Consistent with guidance provided by EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursed postage and other reimbursable direct costs are recorded gross in the condensed consolidated statement of income as “Operating  revenue from reimbursed direct costs” and as “Reimbursed direct costs”.

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

In June 2007, the EITF issued Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share based Payment Awards (EITF 06-11).  EITF 06-11 provides interpretive guidance on the recognition of income tax benefits received on dividends paid to nonvested equity share awards.  EITF 06-11 is effective for fiscal years beginning after December 15, 2007.  We do not anticipate that adoption of EITF 06-11 will have a material impact on our consolidated financial statements.

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

In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly our financial position as of June 30, 2007, the changes in stockholders’ equity for the six month period ended June 30, 2007, the results of operations for the three and six month periods ended June 30, 2007 and 2006, and cash flows for the six month periods ended June 30, 2007 and 2006.

The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3:   GOODWILL AND INTANGIBLE ASSETS

Amortizing identifiable intangible assets at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$39,287	$15,421	$39,287	$12,779
Trade names	745	700	2,414	2,301
Non-compete agreements	27,526	12,473	27,526	10,307
	$67,558	$28,594	$69,227	$25,387

Aggregate amortization expense related to identifiable intangible assets was $2.4 million and $2.9 million for the three month periods ended June 30, 2007 and 2006, respectively and was $4.9 million and $5.6 million for the six month periods ended June 30, 2007 and 2006, respectively.  Amortization expense related to identifiable intangible assets for 2007 and the following five years is estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2007	$9,531
2008	8,361
2009	6,829
2010	6,439
2011	4,706
2012	4,535
$40,401

As of June 30, 2007 and December 31, 2006, goodwill had a carrying value of $261.2 million and $260.6 million, respectively.  The $0.6 million increase in goodwill results from an adjustment of the acquisition date tax basis pursuant to FIN 48, partly offset by a purchase price adjustment related to the receipt of cash on final settlement of an escrowed amount related to our acquisition of our electronic discovery business.  Goodwill by segment is disclosed in note 8 of the condensed consolidated financial statements.

NOTE 4:  INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosures, and transition.

We adopted FIN 48 effective January 1, 2007.  As a result of the adoption, we recognized additional tax related liabilities of approximately $3.4 million consisting of a $2.5 million reduction to retained earnings and a $0.9 million increase to goodwill related to prior acquisitions.  In addition, we reclassified approximately $1.3 million of income tax liabilities from a current liability classification to a non-current liability classification as payment of the liability is not anticipated within one year of the balance sheet date. We also recorded approximately $1.2 million of deferred tax assets relating to the tax benefits associated with interest expense and federal benefits associated with state tax expenses. As of January 1, 2007, the gross amount of unrecognized tax benefits, including penalty and interest was approximately $5.9 million.  If recognized, approximately $3.7 million would affect our effective tax rate.  As of June 30, 2007, the gross amount of unrecognized tax benefits, including penalty and interest, was approximately $7.2 million.  If recognized, approximately $4.3 million would affect our effective tax rate.

We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, Australia and various state jurisdictions.  We have also made an evaluation of the potential impact of assessments by state jurisdictions in which we have not filed tax returns. During the six months ended June 30, 2007, the Internal Revenue Service initiated an examination of our 2004 federal income tax return and the State of New York initiated an examination of our 2003 – 2005 New York state income tax returns.  It is possible that the examination phase of these audits will conclude in 2007 and it is reasonably possible that a change in the unrecognized tax benefits may occur within the next twelve months; however, a quantification of an estimated range cannot be made at this time.

As of the January 1, 2007 adoption date of FIN 48, the 2003 – 2006 federal tax returns remain open.  In addition, 2002 – 2006 state and foreign tax returns are open to audit under the statute of limitations.  As of both June 30, 2007 and January 1, 2007, it is reasonably possible that approximately $0.6 million of net unrecognized tax benefits will be recognized in the next twelve months due to the closing of 2002 and 2003 years for federal and state jurisdictions, of which $0.2 million would affect our effective tax rate and $0.4 million would decrease goodwill.

As permitted by FIN 48, we have classified interest and penalties as a component of income tax expense.  Estimated interest and penalties classified as a component of income tax expense for the three and six months ended June 30, 2007 totaled $0.1 million and $0.2 million, respectively.  Accrued interest and penalties were $1.4 million and $1.1 million as of June 30, 2007 and January 1, 2007, respectively.

During the three and six months ended June 30, 2007, we also recorded approximately $1.0 million and $1.1 million, respectively, of income tax benefit related to the exercise of stock options that is recorded as a credit to additional paid-in capital and is not a component of our total income tax expense or our effective tax rate.

NOTE 5:   INDEBTEDNESS

The following is a summary of indebtedness outstanding (in thousands):

	June 30,	December 31,
	2007	2006
Senior revolving loan	$78,028	$78,028
Senior term loan	—	15,000
Contingent convertible subordinated debt, including embedded option	54,830	52,170
Capital leases	264	179
Deferred acquisition price	6,235	8,984
Total indebtedness	$139,357	$154,361

Credit Facilities

As of December 31, 2006, we had a credit facility, with KeyBank National Association as administrative agent, that consisted of a $15.0 million senior term loan and a $100.0 million senior revolving loan.  During April 2007, we paid in full and terminated the senior term loan.  The senior revolving loan matures in November 2008.  During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.

The credit facility is secured by liens on our real property and a significant portion of our personal property.  Interest on the credit facility is generally based on a spread, which as of June 30, 2007 was 325 basis points, over the LIBOR rate.  As of June 30, 2007, the average interest rate charged on outstanding borrowings under the credit facility was approximately 8.7% per annum.

Our credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements (EBITDA) and total debt.  In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As of June 30, 2007, we were in compliance with all financial covenants.

Contingent Convertible Subordinated Notes

During June 2004, we issued $50.0 million of contingent convertible subordinated notes with a fixed 4% per annum interest rate and an original maturity of June 15, 2007.  The holders of the convertible subordinated notes had the right to extend the maturity date by up to three years.  During April 2007, the holders exercised this right and the convertible subordinated notes maturity date was extended to June 15, 2010.  If we change our capital structure (for example, through a stock dividend or stock split) while the notes are outstanding, the conversion price will be adjusted on a consistent basis and, accordingly, the number of shares of common stock we would issue on conversion would be adjusted.  During May 2007, we declared a 3 for 2 stock split, effected as a stock dividend, payable June 7, 2007, and we adjusted the conversion ratio to reflect this change in our capital structure.  As of June 7, 2007, the notes are convertible into 4.3 million shares of our common stock at a price of approximately $11.67 per share.

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the convertible subordinated notes was accounted for as an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the subordinated convertible note balance was reduced by the same amount.  The subordinated convertible note was accreted approximately $0.1 million each quarter such that the subordinated convertible note balance, exclusive of the embedded option value, totaled $50.0 million as of the June 15, 2007 original maturity date.  On our accompanying condensed consolidated statements of income, this accretion is a component of interest expense.  The embedded option was revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments resulting from the three year extension of the contingent convertible subordinated notes maturity.  During April 2007, the holders of the convertible subordinated notes exercised this right to extend and we performed a final valuation to estimate the fair value of the embedded option as of the approximate date of the extension.  The estimated fair value of the embedded option at this date, included as a component of the subordinated convertible note payable on our accompanying condensed consolidated balance sheets, was approximately $4.8 million.  As a result of the increase in the estimated fair value of the embedded option subsequent to March 31, 2007 and December 31, 2006, we recognized additional expense, included as a component of interest expense on our accompanying condensed consolidated statements of income, during the three and six months ended June 30, 2007 of approximately $0.4 million and $2.5 million, respectively.  The $4.8 million estimated fair value of the embedded option is amortized as a credit to interest expense over the period to the extended maturity, which is June 15, 2010.  If any convertible debt is converted into shares of our common stock prior to June 15, 2010, the unamortized embedded option value related to those shares will be recognized as a gain in the period the conversion occurs.  The above changes related to the carrying value of the contingent convertible subordinated note, the estimated fair value of the embedded option, and the amortization of the fair value of the embedded option do not affect our cash flow.

Deferred Acquisition Price

We have made acquisitions for which a portion of the purchase price was deferred.  These deferred payments, which are either non-interest bearing or have a below market interest rate, have been discounted at imputed interest rates ranging from 3% to 8%.  As of June 30, 2007 and December 31, 2006, the discounted value of the remaining note payments was approximately $6.2 million and $9.0 million, respectively, of which approximately $2.9 million was classified as a current liability in the condensed consolidated balance sheets as of both June 30, 2007 and December 31, 2006.

Scheduled Principal Payments

Based on the extensions described above, our long-term obligations, including credit facility debt, convertible debt (including embedded option), deferred acquisition costs, and capitalized leases, mature as follows for each twelve-month period ending June 30 (in thousands):

2008	$2,976
2009	79,526
2010	56,285
2011	543
2012	27
Total	$139,357

NOTE 6:   SHARE-BASED COMPENSATION

During June 2004, our 2004 Equity Incentive Plan was approved by our shareholders and replaced our 1995 Stock Option Plan, as amended (the “1995 Plan”).  During June 2006, an amendment to the 2004 Equity Incentive Plan was approved by our shareholders.  The 2004 Equity Incentive Plan, as amended, (the “2004 Plan”) limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock under the 2004 Plan to 7,500,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable or is forfeited will be available for further grants unless, in the case of options granted, related stock appreciation rights are exercised.  At June 30, 2007, there were approximately 2,690,000 shares of common stock available for future equity-related grants under the 2004 Plan.  Although various forms of equity instruments may be issued, to date we have issued only incentive share options and nonqualified share options under this Plan.  These share options, which have a contractual term of 10 years, are issued with an exercise price equal to the grant date closing market price of our common stock.  The vesting periods range from immediate to 5 years.  Share options which vest over 5 years generally vest either 20% per year on the first five anniversaries of the grant date, or 25% per year on the second through fifth anniversaries of the grant date.  Shares vesting over a shorter period will generally vest 100% as of the designated vesting date.  We issue new shares to satisfy share option exercises.  We do not anticipate that we will repurchase shares on the open market during 2007 for the purpose of satisfying share option exercises.

Following is information related to exercisable share options and share options expected to vest as of June 30, 2007 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options exercisable	4,884	$9.36	6.58	$33,204
Options vested and expected to vest	6,914	$10.28	7.20	$40,895

The aggregate intrinsic value was calculated using the difference between the June 30, 2007 market price and the grant price for only those awards that have a grant price that is less than the June 30, 2007 market price.

The weighted average grant-date fair value of options granted during the three months ended June 30, 2007 and 2006 were $5.67 and $4.72, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 were $5.0 million and $0.2 million, respectively.  During the three months ended June 30, 2007 and 2006, we received cash for payment of the grant price of exercised options of approximately $5.6 million and $0.4 million, respectively, and we anticipate we will realize a tax benefit related to these exercised options of approximately $2.0 million and less than $0.1 million, respectively.

During the three months ended June 30, 2007 and 2006, we recognized share-based compensation expense, which is a non-cash charge, of approximately $0.7 million and $0.6 million, respectively, of which $0.2 million and $0.2 million, respectively, is included under the caption “Direct costs of services” and $0.5 million and $0.4 million, respectively, is included under the caption “General and administrative” on the accompanying condensed consolidated statements of income.  During the three months ended June 30, 2007 and 2006, we recognized a net tax benefit of approximately $0.3 million and $0.2 million, respectively, related to aggregate share-based compensation expense recognized during the same period.

The weighted average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 were $5.30 and $5.00, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 were $5.5 million and $1.3 million, respectively.  During the six months ended June 30, 2007 and 2006, we received cash for payment of the grant price of exercised options of approximately $8.2 million and $1.6 million, respectively, and we anticipate we will realize a tax benefit related to these exercised options of approximately $2.2 million and $0.4 million, respectively.  The cash received for payment of the grant price is included as a component of cash flow from financing activities.  The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flow from financing activities on the consolidated statement of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.

During the six months ended June 30, 2007 and 2006, we recognized share-based compensation expense, which is a non-cash charge, of approximately $1.0 million and $1.1 million, respectively, of which $0.3 million and $0.3 million, respectively, is included under the caption “Direct costs of services” and $0.7 million and $0.8 million, respectively, is included under the caption “General and administrative” on the accompanying condensed consolidated statements of income.  During the six months ended June 30, 2007 and 2006, we recognized a net tax benefit of approximately $0.3 million and $0.4 million, respectively, related to aggregate share-based compensation expense recognized during the same period.  As of June 30, 2007, there was $9.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 3.7 years.

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

The computations of basic and diluted net income per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2007			2006
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount

Basic net income per share	$1,794	29,848	$.06	$36,292	29,082	$1.25

Effect of dilutive securities:
Share options		2,132			1,139
Convertible debt	—	—		301	4,286

Diluted net income per share	$1,794	31,980	$.06	$36,593	34,507	$1.06

For the three month periods ended June 30, 2007 and 2006, weighted-average outstanding share options totaling approximately 1.1 million and 1.9 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.  For the three months ended June 30, 2007, we did not assume conversion of the contingent convertible subordinated convertible notes as the effect would have been antidilutive.

	Six Months Ended June 30,
	2007			2006
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount

Basic net income per share	$1,944	29,559	$.07	$34,543	29,005	$1.19

Effect of dilutive securities:
Share options		1,899			1,447
Convertible debt	—	—		600	4,286

Diluted net income (loss) per share	$1,944	31,458	$.06	$35,143	34,738	$1.01

For the six month periods ended June 30, 2007 and 2006, weighted-average outstanding share options totaling approximately 1.4 million and 1.3 million shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share.  For the six months ended June 30, 2007, we did not assume conversion of the contingent convertible subordinated convertible notes as the effect would have been antidilutive.

NOTE 8:   SEGMENT REPORTING

In the first quarter of 2007, we revised the structure of our operating segments and changed the nature of the financial information provided to our chief operating decision makers.  Additionally, certain of the internal segment financial reporting information used to measure and evaluate the performance of our operating segments, such as allocation of certain shared costs, have been revised for consistency with the underlying reorganized segment structure.  The segment measure of profit for the three and six months ended June 30, 2007 has been restated in accordance with our new structure, including the changes in certain internal financial reporting information.  We have three operating segments: (i) electronic discovery, (ii) bankruptcy trustee, and (iii) settlements and claims.  Our electronic discovery business provides electronic discovery services to corporations and the litigation departments of law firms.  Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient plaintiff and defendant counsel review and data requests.  Our bankruptcy trustee segment provides solutions that address the needs of Chapter 7 and Chapter 13 trustees to process large bankruptcy caseloads and to make required distributions to creditors accurately and efficiently. Our settlements and claims segment administers complex legal proceedings which involve notification of a class of actual or potential claimants or creditors and the administration of funds related to settlement with the class of claimants or creditors.

Each segment’s performance is assessed based on earnings before interest, taxes, depreciation and amortization, and share-based compensation expense.  In management’s evaluation of performance, certain administrative costs, such as compensation and related costs for corporate staff and executive management, are not allocated by segment and, accordingly, the operating segment results do not include such unallocated costs.  Assets reported within a segment are those assets that can be identified to a segment and primarily consist of trade receivables, property, equipment and leasehold improvements, software, identifiable intangible assets and goodwill.  Cash, tax-related assets, and certain prepaids and other assets are not allocated to our segments.  We  identify long-lived assets such as property, equipment and leasehold improvements, software, and identifiable intangible assets to operating segments, however, we do not allocate the related depreciation and amortization to the segment as management evaluates segment performance exclusive of these non-cash expenses.

Following is a summary of segment information (in thousands):

	Three Months Ended June 30, 2007
	Electronic Discovery	Bankruptcy Trustee	Settlements and Claims	Total

Revenue:
Operating revenue before reimbursed direct costs	$12,224	$8,329	$17,618	$38,171
Operating revenue from reimbursed direct costs	12	108	5,915	6,035
Total revenue	12,236	8,437	23,533	44,206

Direct costs, general and administrative costs	5,782	2,645	18,500	26,927
Segment performance measure	$6,454	$5,792	$5,033	$17,279

	Three Months Ended June 30, 2006
	Electronic Discovery	Bankruptcy Trustee	Settlements and Claims	Total

Revenue:
Operating revenue before reimbursed direct costs	$7,318	$68,731	$18,071	$94,120
Operating revenue from reimbursed direct costs	15	98	6,263	6,376
Total revenue	7,333	68,829	24,334	100,496

Direct costs, general and administrative costs	4,338	2,870	19,042	26,250
Segment performance measure	$2,995	$65,959	$5,292	$74,246

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Three Months Ended June 30,
	2007	2006

Segment performance measure	$17,279	$74,246
Corporate and unallocated expenses	(4,945)	(3,726)
Share-based compensation expense	(703)	(562)
Depreciation and software and leasehold amortization	(2,837)	(2,494)
Amortization of intangible assets	(2,352)	(2,878)
Acquisition related	—	(250)
Interest expense, net	(3,320)	(3,340)
Income before income taxes	$3,122	$60,996

	Six Months Ended June 30, 2007
	Electronic Discovery	Bankruptcy Trustee	Settlements and Claims	Total

Revenue:
Operating revenue before reimbursed direct costs	$22,336	$16,597	$34,334	$73,267
Operating revenue from reimbursed direct costs	25	215	11,828	12,068
Total revenue	22,361	16,812	46,162	85,335

Direct costs, general and administrative costs	10,696	5,282	36,145	52,123
Segment performance measure	$11,665	$11,530	$10,017	$33,212

	Six Months Ended June 30, 2006
	Electronic Discovery	Bankruptcy Trustee	Settlements and Claims	Total

Revenue:
Operating revenue before reimbursed direct costs	$15,692	$71,090	$39,899	$126,681
Operating revenue from reimbursed direct costs	48	210	11,775	12,033
Total revenue	15,740	71,300	51,674	138,714

Direct costs, general and administrative costs	7,733	5,807	41,364	54,904
Segment performance measure	$8,007	$65,493	$10,310	$83,810

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Six Months Ended June,
	2007	2006

Segment performance measure	$33,212	$83,810
Corporate and unallocated expenses	(9,602)	(7,372)
Share-based compensation expense	(1,014)	(1,092)
Depreciation and software and leasehold amortization	(5,798)	(4,791)
Amortization of intangible assets	(4,876)	(5,645)
Interest expense, net	(8,415)	(6,604)
Acquisition related	—	(250)
Income before income taxes	$3,507	$58,056

Following are total assets by segment (in thousands):

	June 30, 2007	December 31, 2006
Assets
Electronic Discovery	$132,682	$125,515
Bankruptcy Trustee	86,372	85,646
Settlements and Claims	151,485	150,343
Corporate and unallocated	17,129	20,716
Total consolidated assets	$387,668	$382,220

Following is goodwill by segment (in thousands):

	June 30, 2007	December 31, 2006
Goodwill
Electronic Discovery	$76,392	$76,369
Bankruptcy Trustee	75,205	74,937
Settlements and Claims	109,646	109,303
Total goodwill	$261,243	$260,609

NOTE 9:      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2007	2006

Cash paid (received) for:
Interest	$4,594	$4,880
Income taxes paid (refunded), net	245	(835)
Non-cash investing and financing transactions:
Capitalized lease obligations incurred	125	—
Property, equipment, and leasehold improvements accrued in accounts payable	5,236	278

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q.

Overview

We are a provider of technology solutions for the legal profession.  Our solutions streamline the administration of bankruptcy, litigation, financial transactions and regulatory compliance matters.  We offer innovative technology solutions for electronic discovery, document review, legal notification, claims administration and controlled disbursement.  Our clients include law firms, corporate legal departments, bankruptcy trustees and other professional advisors who require innovative technology, responsive service and deep subject-matter expertise.

We have acquired a number of businesses during the past several years.  In January 2003, we acquired BSI, which expanded our offerings to include claims administration solutions for the Chapter 11 corporate restructuring market.  In January 2004, we acquired Poorman-Douglas and expanded our administrative offerings in support of the class action and mass tort market.  In October 2005, we acquired Hilsoft Notifications, which enhanced our expert legal notification services related to class action, mass tort and bankruptcy noticing.  In November 2005, we acquired nMatrix to expand our product and service offerings to include electronic discovery.

We have three operating segments: electronic discovery, bankruptcy trustees, and settlements and claims.

Electronic Discovery Segment

Our electronic discovery business provides processing and search and review services to corporations and the litigation departments of law firms.  Our eDataMatrix™ software analyzes, filters, deduplicates and produces documents for review.  Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient plaintiff and defendant counsel review and data requests.

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

The participants in these bankruptcy proceedings include the debtor, the debtor’s counsel, the creditors, the bankruptcy judge, and the professional bankruptcy trustee.

Our end-user customers are professional bankruptcy trustees.  The Executive Office for United States Trustees, a division of the U.S. Department of Justice, appoints all bankruptcy trustees.  A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system.  The bankruptcy trustee’s primary responsibilities include liquidating the debtor’s assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court, and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court.  Trustees manage an entire caseload of bankruptcy cases simultaneously.

The primary sources of revenue are deposit-based fees, earned primarily as a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support (PCS) services, as well as the number of cases managed by a Chapter 13 bankruptcy trustee.  The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates.

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

Our customers are companies that administer the settlement or resolution of class action cases and debtor corporations that have filed a plan of reorganization.  We sell our services directly to those customers; however, our relationships with other interested parties, including legal counsel, often provide access to these customers.

Significant sources of revenue include:

•                  Fees contingent upon the month-to-month delivery of case management services such as claims processing, claims reconciliation, professional services, call center support, and controlled disbursements.  The amount we earn varies primarily on the size and complexity of the engagement;

•                  Legal noticing services, including media campaign and advertising management, in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement; and

•                Reimbursement for costs incurred related to postage on mailing services.

Critical Accounting Policies

In our Annual Report on Form 10-K, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  Management determined that the application of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, adopted effective January 1, 2007, requires significant management judgment and the use of significant estimates.  Therefore, in addition to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2006, we have added income taxes as a critical accounting policy.

Income taxes

FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.  Under FIN 48, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  Application of FIN 48 requires numerous estimates based on available information.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  Changes in these factors may have a material impact, either positive or negative, on our effective tax rate.  As a result, the application of FIN 48 may, in the future, have a material affect on income tax expense recorded within our condensed consolidated statements of income and also may have a material affect on our current tax payable or refundable, our long-term tax payable, and both current and long-term deferred income tax line items within our condensed consolidated balance sheets.  For additional information regarding the effect of adoption of FIN 48, see note 4 of the condensed consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

Consolidated Results

Revenue

Total revenue of $44.2 million for the three months ended June 30, 2007 decreased approximately $56.3 million compared to $100.5 million of revenue for the same period in the prior year.  As more fully explained under the caption “Significant Accounting Policies, Revenue Recognition” in note 1 to the condensed consolidated financial statements, the increase in total revenue for the three months ended June 30, 2006 is primarily the result of recognition, following delivery of the final specified software upgrade, of previously deferred revenue related to a specific arrangement for our bankruptcy trustee segment.  A significant part of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying condensed consolidated statements of income.  Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Operating revenue exclusive of operating revenue from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, decreased approximately $55.9 million to $38.2 million for the three months ended June 30, 2007 compared to $94.1 million for the same period in the prior year.  The decrease primarily relates to a $60.4 million decrease in bankruptcy trustee operating revenue before reimbursed direct costs, primarily the result of the recognition of previously deferred revenue related to a specific arrangement, partly offset by a $4.9 million increase in electronic discovery operating revenue before reimbursed direct costs.  Changes by segment are discussed below.

Operating Expenses

Direct costs of services, exclusive of depreciation and amortization, decreased by approximately 3% to approximately $10.4 million for the three months ended June 30, 2007 compared with $10.8 million during the same period in the prior year.  This decrease is primarily results from a $0.7 million decrease in the cost of outside services and legal noticing, partly offset by a $0.3 million increase in compensation and benefits expense.  Changes by segment are discussed below.

Direct cost of bundled products and services, exclusive of depreciation and amortization, decreased to approximately $0.9 million for the three months ended June 30, 2007 compared with $1.0 million for the same period in the prior year as a result of a decrease in compensation and benefits expense.  Changes by segment are discussed below.

Reimbursed direct costs decreased by approximately $0.4 million to $6.0 million for the three months ended June 30, 2007 compared with $6.4 million during the same period in the prior year.  This decrease directly corresponds to the decrease in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $2.9 million, or approximately 23%, to $15.3 million for the three months ended June 30, 2007 compared with $12.4 million for the same period in the prior year.  The increase is primarily due to a $1.9 million increase in compensation and benefits expense primarily resulting from expanded staffing and increased incentive compensation and benefits combined with increases of $0.2 million each related to travel expense, lease expense, and share-based compensation.  Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs increased $0.3 million to $2.8 million for the three months ended June 30, 2007 compared with $2.5 million for the same period in the prior year primarily as a result of increased software amortization expense and increased hardware depreciation related to our electronic discovery segment.

Amortization of identifiable intangible assets, compared with the same period in the prior year, decreased by $0.5 million to $2.4 million for the three months ended June 30, 2007 compared with $2.9 million for the same period in the prior year, primarily as a result of certain customer contracts and tradenames that became fully amortized.

Interest Expense

We recognized interest expense of $3.3 million for the three months ended June 30, 2007 compared with $3.4 million for the same period in the prior year.  Changes in the components of interest expense for the second quarter of 2007 were comprised primarily of a $0.4 million decrease in interest expense related to our credit facility, partly offset by a $0.3 million increase in interest expense related to our embedded option.  The decrease in interest expense related to our credit facility was primarily the result of a decrease in average outstanding borrowings partially offset by an increase in our weighted average borrowing rate. The $0.3 million increase related to the embedded  option results from an increase in the estimated fair value of our subordinated convertible note holders’ option to extend the maturity of the subordinated convertible notes from June 15, 2007 to June 15, 2010.  During April 2007, the holders of the contingent convertible subordinated notes exercised their right to extend the maturity of the convertible notes.  As a result, we will continue to pay interest, at a rate of 4% per annum, during the extension period on any convertible notes that remain outstanding (the holders of the convertible notes may chose at any time to convert some or all of the notes into our common shares – see note 5 of the notes to the condensed consolidated financial statements for additional information regarding this conversion right).  We estimated the fair value of the option immediately prior to the note holders’ vote to extend and recorded a final adjustment to the fair value of the option to extend the subordinate convertible notes’ maturity.  This final adjustment was recorded as a charge to interest expense.  We will amortize the fair value of the option as a reduction to interest expense over the term of the extension.

Income Taxes

During the three months ended June 30, 2007, our tax expense as a percent of pre-tax income was 42.5%.  Our estimated annual effective tax rate of 43.4% was reduced by a discrete adjustment to record tax benefits associated with the exercise of certain incentive stock options, partly offset by an increase to tax expense related to a discrete adjustment to record interest on uncertain tax positions.  During the three months ended June 30, 2006, the effective tax rate to record the tax benefit related to our net loss was 40.5%.  Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes.  We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

Net Income

Our net income was approximately $1.8 million for the three months ended June 30, 2007 compared with net income of approximately $36.3 million for the same period in the prior year. This $34.5 million change is primarily the result of $56.3 million decrease in operating revenue combined with a $2.2 million increase in compensation and benefits expense, partly offset by a $23.4 million decrease in income tax expense.  The decrease in operating revenue before reimbursed costs is primarily attributable to the recognition during the three months ended June 30, 2006 of $60.1 million of previously deferred revenue, partly offset by a $4.9 million increase in electronic discovery operating revenue before reimbursed costs.  The decrease in income tax expense is primarily attributable to the recognition during the six months ended June 30, 2006 of deferred tax expense related to the deferred revenue.

Electronic Discovery Segment

Electronic discovery operating revenue before reimbursed direct costs increased $4.9 million, or approximately 67%, to $12.2 million for the three months ended June 30, 2007 compared to $7.3 million for the same period in the prior year.  This increase is primarily attributable to additional projects from existing clients as well as an expansion of our client base, resulting in an increase in hosting and processing revenue of approximately $4.9 million.

Electronic discovery direct and administrative expenses increased $1.4 million, or approximately 33%, to $5.8 million for the three months ended June 30, 2007 compared with $4.3 million for the same period in the prior year.  This increase is primarily a result of a $1.1 million increase in compensation and benefits expense resulting from expanded staffing and increased commission and incentive compensation linked to improved operating performance.

Bankruptcy Trustee Segment

Bankruptcy trustee operating revenue before reimbursed direct costs decreased $60.4 million to $8.3 million for the three months ended June 30, 2007 compared to $68.7 million for the same period in the prior year.  As more fully explained under the caption “Significant Accounting Policies, Revenue Recognition” in note 1 to the condensed consolidated financial statements, the increase for the three months ended June 30, 2006 is primarily the result of our revenue recognition related to a specific arrangement with our primary depository financial institution.  During the second quarter of 2006, we delivered the final software upgrade specified under this arrangement.  As the only remaining undelivered element was PCS services, in accordance with SOP 97-2 we recognized a pro-rated portion, totaling approximately $60.1 million, of previously deferred revenue.  This arrangement terminated September 30, 2006 and the new arrangement with this depository financial institution does not include provisions related to software upgrades.  Accordingly, we now recognize this revenue based on a contingent usage based revenue model and, during the three months ended June 30, 2007, we did not defer any bankruptcy trustee revenue or recognize any previously deferred bankruptcy trustee revenue.

Bankruptcy trustee direct and administrative expenses decreased approximately 8% to $2.6 million for the three months ended June 30, 2007 compared with approximately $2.9 million in the same period in the prior year.  This decrease is primarily attributable to a decrease in compensation and benefits expense.

Settlements and Claims Segment

Settlements and claims operating revenue before reimbursed direct costs decreased $0.5 million, or approximately 3%, to $17.6 million for the three months ended June 30, 2007 compared to $18.1 million for the same period in the prior year.  This decrease is primarily the result of a $1.2 million decrease in legal notification revenue, partly offset by a $0.6 increase in claims processing revenue.  Legal notification revenue tends to be variable as an individual noticing campaign may have a short duration and generate significant revenue during that time.  During the three months ended June 30, 2007, we had fewer large legal noticing projects than during the same period in the prior year.

Settlements and claims direct and administrative expenses, including reimbursed direct costs, decreased $0.5 million, or approximately 3%, to $18.5 million for the three months ended June 30, 2007 compared to $19.0 million for the same period in the prior year.  This decrease is primarily the result of a $0.8 million decrease in the cost of outside services and legal noticing, which is directly related to the decrease in legal notification revenue, partly offset by a $0.2 million increase in the allowance for doubtful accounts.

Results of Operations for the Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006

Consolidated Results

Revenue

Total revenue of $85.3 million for the six months ended June 30, 2007 decreased approximately $53.4 million, or 38%, compared to $138.7 million of revenue for the same period in the prior year.  As more fully explained under the caption “Significant Accounting Policies, Revenue Recognition” in note 1 to the condensed consolidated financial statements, the increase in total revenue for the six months ended June 30, 2006 is primarily the result of recognition, following delivery of the final specified software upgrade, of previously deferred revenue related to a specific arrangement for our bankruptcy trustee segment.  A significant part of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying condensed consolidated statements of income.  Although reimbursed operating revenue may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Operating revenue exclusive of operating revenue from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, decreased approximately $53.4 million, or 42%, to $73.3 million for the six months ended June 30, 2007 compared to $126.7 million for the same period in the prior year.  The decrease primarily relates to a $54.5 million decrease in bankruptcy trustee operating revenue before reimbursed direct costs, primarily the result of the recognition of previously deferred revenue related to a specific arrangement, and a $5.6 million decrease in settlements and claims operating revenue before reimbursed direct costs, partly offset by a $6.6 million increase in electronic discovery operating revenue before reimbursed direct costs.  Changes by segment are discussed below.

Operating Expenses

Direct costs of services, exclusive of depreciation and amortization, decreased by approximately $4.4 million, or 17%, to $20.7 million for the six months ended June 30, 2007 compared with $25.1 million during the same period in the prior year, primarily as a result of a $4.9 million decrease in legal notification expense partly offset by a $0.8 million increase in compensation and benefits expense.  Changes by segment are discussed below.

Direct cost of bundled products and services, exclusive of depreciation and amortization, decreased by approximately $0.2 million to approximately $1.8 million for the six months ended June 30, 2007 compared with $2.0 million for the same period in the prior year as a result of a decrease in compensation and benefits expense.  Changes by segment are discussed below.

Reimbursed direct costs decreased to $12.0 million for the six months ended June 30, 2007 compared with $12.2 million during the same period in the prior year.  This decrease directly corresponds to the decrease in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $4.1 million, or approximately 17%, to $28.2 million for the six months ended June 30, 2007 compared with $24.1 million for the same period in the prior year.  The increase is primarily due to a $3.7 million increase in compensation and benefits expense primarily resulting from expanded staffing and increased incentive compensation combined with an increase in rent expense of $0.6 million. Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs increased $1.0 million, or 21%, to $5.8 million for the six months ended June 30, 2007 compared with $4.8 million for the same period in the prior year primarily as a result of increased software amortization expense related to our electronic discovery segment.

Amortization of identifiable intangible assets decreased by approximately 14% to $4.9 million for the six months ended June 30, 2007 compared with $5.6 million for the same period in the prior year, primarily as a result of certain customer contracts and tradenames that became fully amortized.

Interest Expense

We recognized interest expense of $8.4 million for the six months ended June 30, 2007 compared with $6.7 million for the same period in the prior year.  This increase is primarily related to a $2.2 million increase in the estimated fair value of our contingent convertible subordinated note holders’ option to extend the maturity of the contingent convertible subordinated notes from June 15, 2007 to June 15, 2010, partly offset by a decrease in interest expense related to our credit facility.  During April 2007, the holders of the contingent convertible subordinated notes exercised their right to extend the maturity of the convertible notes.  As a result, we will continue to pay interest, at a rate of 4% per annum, during the extension period on any convertible notes that remain outstanding (the holders of the convertible notes may chose at any time to convert some or all of the notes into our common shares — see note 5 of the notes to the condensed consolidated financial statements for additional information regarding this conversion right).  We estimated the fair value of the option immediately prior to the note holders’ vote to extend and recorded a final adjustment to the fair value of the option to extend the subordinate convertible notes’ maturity.  This final adjustment was recorded as a charge to interest expense.  We will amortize the fair value of the option as a reduction to interest expense over the term of the extension.  The increase related to the increase in the estimated fair value of the option to extend was partially offset by a decrease in interest expense related to our credit facility.  The decrease in interest expense related to our credit facility is primarily the result of a decrease in average outstanding borrowings partially offset by an increase in our average borrowing rate.

Income Taxes

During the six months ended June 30, 2007, our tax expense as a percent of pre-tax income was 44.6%.  Our estimated annual effective tax rate of 43.4% was increased due to tax expense related to a discrete adjustment to record interest on uncertain tax positions, partly offset by a discrete adjustment to record tax benefits associated with the exercise of certain incentive stock options.  During the six months ended June 30, 2006, the effective tax rate to record the tax benefit related to our net loss was 40.5%.  Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes.  We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

Net Income

Our net income was approximately $1.9 million for the six months ended June 30, 2007 compared with net income of approximately $34.5 million for the same period in the prior year.  This $32.6 million change is primarily the result a $53.4 million decrease in operating revenue combined with a $4.4 million increase in compensation and benefits expense and a $1.8 million increase in interest expense, partly offset by a $22.0 million decrease in income tax expense and a $4.9 million decrease in legal notification costs.  The decrease in operating revenue is primarily attributable to the recognition during the six months ended June 30, 2006 of $53.6 million of previously deferred revenue, and the decrease in income tax expense is primarily attributable to the recognition during the six months ended June 30, 2006 of deferred tax expense related to the deferred revenue.

Electronic Discovery Segment

Electronic discovery operating revenue before reimbursed direct costs increased $6.6 million, or approximately 42%, to $22.3 million for the six months ended June 30, 2007 compared to $15.7 million for the same period in the prior year.  This increase is primarily attributable to additional projects from existing clients as well as an expansion of our client base, resulting in an increase in hosting and processing revenue of approximately $6.6 million.

Electronic discovery direct and administrative expenses increased $3.0 million, or approximately 38%, to $10.7 million for the six months ended June 30, 2007 compared with $7.7 million for the same period in the prior year.  This increase is primarily a result of a $2.5 million increase in compensation and benefits expense resulting from expanded staffing and increased commission and incentive compensation linked to improved operating results and a $0.4 million increase in building and equipment lease expense.

Bankruptcy Trustee Segment

Bankruptcy trustee operating revenue before reimbursed direct costs decreased $54.5 million to $16.6 million for the six months ended June 30, 2007 compared to $71.1 million for the same period in the prior year.  As more fully explained under the caption “Significant Accounting Policies, Revenue Recognition” in note 1 to the condensed consolidated financial statements, this increase is primarily the result of our revenue recognition related to a specific arrangement with our primary depository financial institution.  During the second quarter of 2006, we delivered the final software upgrade specified under this arrangement.  As the only remaining undelivered element was PCS services, in accordance with SOP 97-2 we recognized a pro-rated portion, totaling approximately $53.6 million, of previously deferred revenue.  This arrangement terminated September 30, 2006 and the new arrangement with this depository financial institution does not include provisions related to software upgrades.  Accordingly, we now recognize this revenue based on a contingent usage based revenue model and, during the three months ended June 30, 2007, we did not defer any bankruptcy trustee revenue or recognize any previously deferred bankruptcy trustee revenue.

Bankruptcy trustee direct and administrative expenses decreased approximately $0.5 million, or approximately 9%, to approximately $5.3 million for the six months ended June 30, 2007 compared with approximately $5.8 million in the same period in the prior year primarily as the result of a $0.2 million decrease in compensation and benefits expense combined with a $0.2 million decrease in information technolgy expense.

Settlements and Claims Segment

Settlements and claims operating revenue before reimbursed direct costs decreased $5.6 million, or approximately 14%, to $34.3 million for the six months ended June 30, 2007 compared to $39.9 million for the same period in the prior year.  This decrease is primarily the result of a $6.7 million decrease in legal notification revenue, partly offset by a $0.9 increase in claims processing revenue.  Legal notification revenue tends to be variable as an individual noticing campaign may have a short duration and generate significant revenue during that time.  During the six months ended June 30, 2007, we had fewer large legal noticing projects than during the same period in the prior year.

Settlements and claims direct and administrative expenses, including reimbursed direct costs, decreased approximately 13% to $36.1 million for the six months ended June 30, 2007 compared to $41.4 million for the same period in the prior year.  This decrease is primarily the result of a $4.9 million decrease in the cost of legal noticing, which is directly related to the decrease in legal notification revenue.

Liquidity and Capital Resources

Operating Activities

During the six months ended June 30, 2007, our operating activities provided net cash of approximately $14.9 million.  The primary sources of cash from operating activities was net income of $1.9 million, adjusted for non-cash charges and credits, primarily depreciation and amortization of $13.5 million, and changes in operating assets and liabilities that decreased our operating cash flow by $0.6 million, primarily as a result of increases in income taxes and accounts payable, largely offset by a decrease related to trade accounts receivable.  The effect of income taxes will fluctuate from period to period depending on the accrual related to the current tax expense and the timing of estimated tax payments made or refunds received.  Accounts payable will fluctuate from period to period depending on the timing of purchases and payments.  Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections.

Investing Activities

During the six months ended June 30, 2007, we used cash of approximately $5.0 million for purchases of property and equipment, primarily computer hardware and purchased software licenses for our electronic discovery business and purchased computer hardware for our bankruptcy trustee business.  Enhancements to our existing software and development of new software is essential to our continued growth and, during the six months ended June 30, 2007, we used cash of approximately $2.4 million to fund internal costs related to development of software for which technological feasibility has been established.  We anticipate that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending for the foreseeable future.

Financing Activities

During the six months ended June 30, 2007, we used available cash to reduce our total credit facility borrowings by $15.0 million and to pay approximately $2.9 million as a principal reduction on our deferred acquisition debt.  This financing use of cash was partly offset by $8.2 million of net proceeds from stock issued in connection with the exercise of employee stock options.  During the six months ended June 30, 2007, we recognized approximately $0.4 of excess tax benefit related to the exercise of stock options as a financing cash flow.

As of June 30, 2007, our indebtedness consisted of $54.8 million from the contingent convertible subordinated notes (including the fair value of the embedded option), $78.0 million under our senior revolving loan, and approximately $6.5 million of obligations related to capitalized leases and deferred acquisition price.

As of June 30, 2007, significant covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.5 to 1.00, a senior leverage ratio not to exceed 2.5 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  As of June 30, 2007, we were in compliance with all financial covenants.

We believe that the funds generated from operations plus amounts available under our credit facility’s senior revolving loan will be sufficient for the foreseeable future to finance currently anticipated working capital requirements, software expenditures, property and equipment expenditures, interest payments due on our outstanding borrowings, and payments for contractual obligations.

We may pursue acquisitions in the future.  If the acquisition price exceeds our then available cash and unused borrowing capacity, we may decide to issue equity, restructure our credit facility, partly finance the acquisition with a note payable, or some combination of the preceding.  Covenants contained in our credit facility may limit our ability to consummate an acquisition.  Pursuant to the terms of our credit facility, we generally cannot incur indebtedness outside the credit facility, with the exceptions of capital leases with an aggregate principal limit of $5.0 million and subordinated debt with an aggregate principal limit of $100.0 million.  Furthermore, for any acquisition we must be able to demonstrate that, on a pro forma basis, we would be in compliance with our covenants during the four quarters prior to the acquisition and we must obtain bank permission for any acquisition for which cash consideration exceeds $65.0 million or total consideration exceeds $125.0 million.

Off-balance Sheet Arrangements

As a part of the purchase price consideration to acquire nMatrix, we issued 1.8 million shares of our common stock to the seller.  In conjunction with the acquisition, we entered into an agreement with the selling shareholder to register the shares of common stock issued as a part of the acquisition consideration.  Within this agreement, we guaranteed the common stock price of $13.57 per share, valued as the average closing price of our common stock for the 40 consecutive trading days ending on the date four trading days prior to the closing date, for a specified period following registration of the shares.  No payments were made under this guarantee, which terminated as of the close of trading on May 17, 2007.

Contractual Obligations

The following table sets forth a summary of our contractual obligations and commitments for each twelve month period ending June 30 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt and future accretion (2)	$134,621	$3,093	$131,028	$500	$—
Interest payments (3)	7,115	2,290	4,196	604	25
Employment agreements (4)	6,574	2,785	3,084	705	—
Capital lease obligations	264	58	115	91	—
Operating leases	40,099	5,630	10,795	9,702	13,972
Total	$188,673	$13,856	$149,218	$11,602	$13,997

(1)         Approximately $7.2 million of unrecognized tax benefits are not included in this contractual obligations table due to the uncertainty related to the timing of any payments.

(2)         A portion of the purchase price of certain acquisitions were in the form of notes on which the interest rate was below our incremental borrowing rate, and which were discounted using our estimated incremental borrowing rate.  The discounts are accreted over the life of the note and each period’s accretion is added to the principal of the respective note.  The amount in the above contractual obligations table includes both the notes’ principal, as reflected on our June 30, 2007 condensed consolidated balance sheet, and all future accretion.  If certain financial objectives are satisfied, we will make additional payments over the next four years related to our acquisition of Hilsoft and Epiq Advisory Services.  Such payments, if any, are not included in the above contractual obligation table.  Convertible debt is included at the stated value of the principal redemption and excludes adjustments related to the embedded option, which will not be paid in cash.  Any conversion to our common stock of part or all of the convertible debt will reduce our cash obligation related to the convertible debt.

(3)         Represents payments on fixed interest debt and assumes all subordinate convertible debt is held to the extended maturity date.  Interest related to the variable interest revolving debt has been excluded due to uncertainties related to the amount of such payments.

(4)         In conjunction with acquisitions, we have entered into employment arrangements with certain key employees of the acquired companies.

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

In June 2007, the EITF issued Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share based Payment Awards (EITF 06-11).  EITF 06-11 provides interpretive guidance on the recognition of income tax benefits received on dividends paid to nonvested equity share awards.  EITF 06-11 is effective for fiscal years beginning after December 15, 2007.  We do not anticipate that adoption of EITF 06-11 will have a material impact on our consolidated financial statements.

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

ITEM 4.          Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was carried out by the Epiq Systems, Inc.’s (the Company’s) Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic filings with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June  30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.   Risk Factors.

There have been no material changes in our Risk Factors from those disclosed in our 2006 Annual Report on Form 10-K.

ITEM 4:                Submission of Matters to a Vote of Security Holders

Our annual meeting of the shareholders was held on June 6, 2007, at which the shareholders elected the directors named below.  The results of the voting at the annual meeting were as follows:

Election of Directors	For	Withhold Authority

Tom W. Olofson	17,587,564	213,358
Christopher E. Olofson	17,642,740	158,182
W. Bryan Satterlee	17,024,761	776,161
Edward M. Connolly, Jr.	17,007,143	793,779
James A. Byrnes	17,032,693	768,229
Joel Pelofsky	17,032,661	768,261

No other matters were submitted to a vote of the shareholders at the annual meeting.

ITEM 6.                 Exhibits.

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiq Systems, Inc.

Date: July 30, 2007	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date: July 30, 2007	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2007	/s/ Douglas W. Fleming
Douglas W. Fleming
Director of Finance
(Principal Accounting Officer)