Form 10-Q
period 2007-09-30
EPIQ SYSTEMS INC
filed 2007-10-26
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒ For the Quarterly Period Ended September 30, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock at October 17, 2007:

Class	Outstanding
Common Stock, $.01 par value	30,221,222

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUE:
Case management services	$26,536	$16,980	$71,069	$54,064
Case management bundled products and services	6,728	12,818	20,139	80,511
Document management services	5,921	4,591	21,242	26,495
Operating revenue before reimbursed direct costs	39,185	34,389	112,450	161,070
Operating revenue from reimbursed direct costs	5,662	4,643	17,730	16,676
Total Revenue	44,847	39,032	130,180	177,746

OPERATING EXPENSES:
Direct costs of services (exclusive of depreciation and amortization shown separately below)	9,355	8,299	30,101	33,427
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	998	961	2,782	2,976
Reimbursed direct costs	5,593	4,685	17,625	16,852
General and administrative	16,208	12,411	44,383	36,469
Depreciation and software and leasehold amortization	3,272	2,633	9,071	7,424
Amortization of identifiable intangible assets	2,352	3,027	7,228	8,672
Other operating expenses	565	—	565	250
Total Operating Expenses	38,343	32,016	111,755	106,070

INCOME FROM OPERATIONS	6,504	7,016	18,425	71,676

INTEREST EXPENSE (INCOME):
Interest income	(10)	(23)	(42)	(111)
Interest expense	2,168	2,523	10,615	9,215
Net Interest Expense	2,158	2,500	10,573	9,104

INCOME BEFORE INCOME TAXES	4,346	4,516	7,852	62,572

PROVISION FOR INCOME TAXES	1,922	1,835	3,485	25,348

NET INCOME	$2,424	$2,681	$4,367	$37,224

NET INCOME PER SHARE INFORMATION:
Basic	$.08	$.09	$.15	$1.28
Diluted	$.07	$.09	$.14	$1.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	30,185	29,162	29,770	29,057
Diluted	36,704	34,366	31,803	34,597

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	September 30, 2007	December 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,854	$5,274
Trade accounts receivable, less allowance for doubtful accounts of $1,349 and $1,684, respectively	36,219	33,066
Prepaid expenses	2,878	2,537
Income taxes refundable	160	332
Deferred income taxes	655	1,313
Other current assets	1,609	740
Total Current Assets	44,375	43,262

LONG-TERM ASSETS:
Property, equipment and leasehold improvements, net	32,147	23,153
Software development costs, net	9,766	9,611
Goodwill	260,933	260,609
Identifiable intangible assets, net of accumulated amortization of $30,946 and $25,387, respectively	36,612	43,840
Other	918	1,745
Total Long-term Assets	340,376	338,958
Total Assets	$384,751	$382,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,819	$7,930
Customer deposits	1,577	1,978
Accrued compensation	6,510	3,514
Other accrued expenses	3,268	4,143
Deferred revenue	493	1,073
Current maturities of long-term obligations	3,774	70,488
Total Current Liabilities	22,441	89,126

LONG-TERM LIABILITIES:
Long-term obligations (excluding current maturities)	135,710	83,873
Deferred income taxes	19,860	23,307
Other long-term liabilities	8,800	1,735
Total Long-term Liabilities	164,370	108,915

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $0.01 par value; 50,000,000 shares authorized; issued and outstanding —30,212,071 and 29,218,259 shares at September 30, 2007 and December 31, 2006, respectively	302	292
Additional paid-in capital	148,802	136,947
Accumulated other comprehensive income	57	18
Retained earnings	48,779	46,922
Total Stockholders’ Equity	197,940	184,179
Total Liabilities and Stockholders’ Equity	$384,751	$382,220

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

Nine Months Ended September 30, 2007

COMMON SHARES (50,000 authorized):
Shares, beginning of year	29,218
Shares issued upon exercise of options	994

Shares, end of period	30,212

COMMON STOCK — PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$292
Proceeds from exercise of options	10

Balance, end of period	302

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	136,947
Proceeds from exercise of options	8,722
Share-based income tax benefit	1,324
Share-based compensation expense	1,809

Balance, end of period	148,802

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year	18
Foreign currency translation adjustment	39

Balance, end of period	57

RETAINED EARNINGS:
Balance, beginning of year	46,922
Cumulative effect of adoption of FIN 48, Accounting for Uncertainty in Income Taxes (note 4)	(2,510)
Net income	4,367

Balance, end of period	48,779

TOTAL STOCKHOLDERS’ EQUITY	$197,940

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,367	$37,224
Adjustments to reconcile net income to net cash from operating activities:
Share-based compensation expense	1,809	1,671
(Benefit) expense for deferred income taxes	(1,778)	22,761
Depreciation and software and leasehold amortization	9,071	7,424
Change in valuation of embedded option and convertible debt	2,190	(277)
Amortization of identifiable intangible assets	7,228	8,672
Other	1,376	515
Changes in operating assets and liabilities, net of effects from business acquisition:
Trade accounts receivable	(2,818)	2,632
Prepaid expenses and other assets	(1,815)	28
Accounts payable and other liabilities	1,004	(1,878)
Deferred revenue	(580)	(59,398)
Excess tax benefit related to share-based compensation	(594)	(154)
Income taxes	3,976	4,355
Net cash provided by operating activities	23,436	23,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment, and leasehold improvements	(12,160)	(5,182)
Software development costs	(3,467)	(3,275)
Cash paid for acquisition of business	—	(3,586)
Other	279	(45)
Net cash used in investing activities	(15,348)	(12,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	39,000	3,000
Principal payments under long-term debt obligations	(58,834)	(26,643)
Excess tax benefit related to share-based compensation	594	154
Proceeds from exercise of share options	8,732	2,602
Other	—	(137)
Net cash used in financing activities	(10,508)	(21,024)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,420)	(9,537)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,274	13,563
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,854	$4,026

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

Nature of Operations

We are a provider of integrated technology solutions for the legal profession.  Our solutions streamline the administration of bankruptcy, litigation, financial transactions and regulatory compliance matters.  We offer innovative technology solutions for electronic discovery, document review, legal notification, claims administration and controlled disbursement of funds.  Our clients include law firms, corporate legal departments, bankruptcy trustees and other professional advisors who require innovative technology, responsive service and deep subject-matter expertise.

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

Income taxes

Effective January 1, 2007, we adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.  Under FIN 48, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  Application of FIN 48 requires numerous estimates based on available information.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  The cumulative effect of applying the provisions of FIN 48 was reported as an adjustment to the opening balance of retained earnings as of January 1, 2007.  The cumulative effect adjustment does not include items that would not be recognized in earnings, such as the effect on tax positions related to business combinations.  For additional information related to our adoption of FIN 48, see note 4 of the condensed consolidated financial statements.

Revenue Recognition.

We provide two classes of products and services — case management products and services and document management services.  Case management solutions provide clients with integrated technology-based products and services for the automation of various administrative tasks.  Document management solutions include proprietary technology and production services to ensure timely, accurate and complete execution of the many documents associated with multifaceted legal cases.

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

We also provide our trustees with certain hardware, such as desktop computers, monitors, and printers, and hardware maintenance.  We retain ownership of all hardware provided and, based on guidance provided in EITF 01-8, Determining Whether an Arrangement Contains a Lease, we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since all of the payments under our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease in accordance with SFAS 13, Accounting for Leases.  Therefore, all lease payments were accounted for as contingent rentals under EITF Issue No. 98-9, Accounting for Contingent Rent and Staff Accounting Bulletin Topic 13, Revenue Recognition (SAB Topic 13), which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurs at the end of each period as our target is achieved when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.  This revenue, which is less than ten percent of our total revenue, is included in our condensed consolidated statements of income as a component of “Case management services” revenue.

Prior to October 1, 2006, we had an arrangement with our primary depository financial institution under which we delivered two specified upgrades annually with the last specified upgrade in the second quarter of 2006.  This arrangement included specific pricing for each software upgrade and certain projects in addition to the contingent deposit-based pricing related to the software license, hardware, hardware maintenance, and PCS to each trustee client.  Therefore, the software upgrades and projects are part of a bundled arrangement.  Each software upgrade is considered a separate and discrete product and, as we do not sell each software upgrade on a standalone basis, we were unable to establish VSOE of the fair value of the software upgrades.  As a result, the licensed software, software upgrade, projects and PCS were a combined unit of accounting.  Revenue for this combined unit of accounting, when recognized, was included as a component of case management bundled products and services revenue.  Since we did not have VSOE of the fair value of each separate upgrade, we deferred recognition of substantially all revenue from the October 1, 2003 inception of this arrangement until delivery, in the second quarter of 2006, of the final upgrade.  The ongoing costs related to this arrangement were recognized as expense when incurred.  Payments received in advance of satisfaction of the related revenue recognition criteria were recognized as deferred revenue until all revenue recognition criteria had been satisfied.  On delivery of the final upgrade during the second quarter of 2006, the only remaining undelivered element was PCS services.  In accordance with SOP 97-2, on delivery of the final software upgrade, we recognized revenue previously deferred on a proportionate basis over the three year term of the contract.  As the contract commenced October 1, 2003 and terminated September 30, 2006, we recognized approximately $60.1 million of net deferred revenue during the second quarter of 2006 and we recognized approximately $6.0 million of deferred revenue related to this arrangement during the third quarter of 2006.

Other Arrangements

Services related to electronic discovery and settlements and claims are billed based on volume and are evaluated pursuant to Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables.  For these contractual arrangements, we have identified the following deliverable services:

•                  Electronic Discovery

•               Data processing

•               Hosting

•                  Settlements and Claims

•               Consulting

•               Claims administration

•               Printing and mailing

•               Document management

•               Notice campaigns

•               Call center support

•               Web site design/hosting

Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables.  We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such services.  Lastly, our arrangements do not include general rights of return.  Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting under EITF 00-21.  We allocate revenue to the various units of accounting in our arrangements based on the fair value of each unit of accounting, which is generally consistent with the stated prices in our arrangements. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period in accordance with SAB Topic 13.  As the services are rendered, our fee becomes fixed and determinable, and collectibility is reasonably assured.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

Reimbursements

We have revenue related to the reimbursement of certain costs, primarily postage.  Consistent with guidance provided by EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,

reimbursed postage and other reimbursable direct costs are recorded gross in the condensed consolidated statements of income as “Operating  revenue from reimbursed direct costs” and as “Reimbursed direct costs”.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115  (SFAS 159).  SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Management is still evaluating the impact, if any, that the adoption of SFAS 157 will have on our consolidated financial statements.

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

NOTE 2:   INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations for reporting on Form 10-Q for interim financial statements.  Accordingly, they do not include certain information and disclosures required for comprehensive annual financial statements.  The interim financial statements have not been audited.  The financial statements should be read in conjunction with our audited financial statements and accompanying notes, which are included in our Form 10-K, as updated and superseded by information contained in our Form 8-K filed on August 7, 2007, for the year ended December 31, 2006.

In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly our financial position as of September 30, 2007, the changes in stockholders’ equity for the nine month period ended September 30, 2007, the results of operations for the three and nine month periods ended September 30, 2007 and 2006, and cash flows for the nine month periods ended September 30, 2007 and 2006.

The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3:   GOODWILL AND INTANGIBLE ASSETS

Amortizing identifiable intangible assets as of September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$39,287	$16,656	$39,287	$12,779
Trade names	745	734	2,414	2,301
Non-compete agreements	27,526	13,556	27,526	10,307
	$67,558	$30,946	$69,227	$25,387

Aggregate amortization expense related to identifiable intangible assets was $2.4 million and $3.0 million for the three month periods ended September 30, 2007 and 2006, respectively and was $7.2 million and $8.7 million for the nine month periods ended September 30, 2007 and 2006, respectively.  Amortization expense related to identifiable intangible assets for 2007 and the following five years is estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2007	$9,531
2008	8,361
2009	6,829
2010	6,439
2011	4,706
2012	4,535
$40,401

As of September 30, 2007 and December 31, 2006, goodwill had a carrying value of $260.9 million and $260.6 million, respectively.  The $0.3 million increase in goodwill results from an adjustment of the acquisition date tax basis pursuant to FIN 48, partly offset by a subsequent reversal of the acquisition date tax basis adjustment as certain federal and state tax returns were closed under the statute of limitation and by a purchase price adjustment related to the receipt of cash on final settlement of an escrowed amount related to our acquisition of our electronic discovery business.  Goodwill by segment is disclosed in note 8 of the condensed consolidated financial statements.

NOTE 4:  INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosures, and transition.

We adopted FIN 48 effective January 1, 2007.  As a result of the adoption, we recognized additional tax related liabilities of approximately $3.4 million consisting of a $2.5 million reduction to retained earnings and a $0.9 million increase to goodwill related to prior acquisitions.  In addition, we reclassified approximately $1.3 million of income tax liabilities from a current liability classification to a non-current liability classification as payment of the liability is not anticipated within one year of the balance sheet date. We also recorded approximately $1.2 million of deferred tax assets related to the tax benefits associated with interest expense and federal benefits associated with state tax expenses. As of January 1, 2007, the gross amount of unrecognized tax benefits, including penalty and interest was approximately $5.9 million.  If recognized, approximately $3.7 million would affect our effective tax rate.  As of September 30, 2007, the gross amount of unrecognized tax benefits, including penalty and interest, was approximately $6.6 million.  If recognized, approximately $4.7 million would affect our effective tax rate.

We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, Australia and various state jurisdictions.  We have also made an evaluation of the potential impact of assessments by state jurisdictions in which we have not filed tax returns. During the nine months ended September 30, 2007, the Internal Revenue Service initiated an examination of our 2004 federal income tax return and the State of New York initiated an examination of our 2003 — 2005 New York state income tax returns.  It is possible that the examination phase of these audits will conclude in 2007 and it is reasonably possible that a change in the unrecognized tax benefits may occur within the next twelve months; however, we were not able to reasonably estimate the amount that would be recognized during this period..

As of the January 1, 2007 adoption date of FIN 48, the 2003 — 2006 federal tax returns were open.  In addition, 2002 — 2006 state and foreign tax returns were open to audit under the statute of limitations.  As of January 1, 2007, it was reasonably possible that approximately $0.6 million of net unrecognized tax benefits would be recognized in the following twelve months due to the closing of 2002 and 2003 years for federal and state jurisdictions, of which $0.2 million would affect our effective tax rate and $0.4 million would decrease goodwill.

During the three months ended  September 30, 2007, certain prior year federal and state tax jurisdiction returns were closed due to the lapse in the statute of limitations.  As a result, during both the three and nine months ended September 30, 2007, we recognized $0.4 million of net unrecognized tax benefits, of which $0.3 million decreased goodwill and $0.1 million reduced tax expense.  Our 2004 — 2006 federal tax returns and certain 2003 — 2006 state tax returns remain open under the relevant statute of limitations.

As permitted by FIN 48, we have classified interest and penalties as a component of income tax expense.  Estimated interest and penalties classified as a component of income tax expense for the three and nine months ended September 30, 2007 was approximately $0.1 million and $0.3 million, respectively.  Accrued interest and penalties were $1.3 million and $1.1 million as of September 30, 2007 and January 1, 2007, respectively.

NOTE 5:   INDEBTEDNESS

The following is a summary of indebtedness outstanding (in thousands):

	September 30,	December 31,
	2007	2006
Senior revolving loan	$77,028	$78,028
Senior term loan	—	15,000
Contingent convertible subordinated debt, including embedded option	54,360	52,170
Capital leases	1,803	179
Deferred acquisition price	6,293	8,984
Total indebtedness	$139,484	$154,361

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

The credit facility is secured by liens on our real property and a significant portion of our personal property.  Interest on the credit facility is generally based on a spread, which as of September 30, 2007 was 300 basis points, over the LIBOR rate.  As of September 30, 2007, the average interest rate charged on outstanding borrowings under the credit facility was approximately 8.5% per annum.

Our credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements (EBITDA) and total debt.  In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As of September 30, 2007, we were in compliance with all financial covenants.

Contingent Convertible Subordinated Notes

During June 2004, we issued $50.0 million of contingent convertible subordinated notes with a fixed 4% per annum interest rate and an original maturity of June 15, 2007.  The holders of the convertible subordinated notes had the right to extend the maturity date by up to three years.  During April 2007, the holders exercised this right and the convertible subordinated notes maturity date was extended to June 15, 2010.  If we change our capital structure (for example, through a stock dividend or stock split) while the notes are outstanding, the conversion price will be adjusted on a consistent basis and, accordingly, the number of shares of common stock we would issue on conversion would be adjusted.  During May 2007, we declared a 3 for 2 stock split, effected as a stock dividend, payable June 7, 2007, and we adjusted the conversion ratio to reflect this change in our capital structure.  As such, the notes are now convertible into 4.3 million shares of our common stock at a price of approximately $11.67 per share.  We have the right to require that the holders of the convertible subordinated notes convert to equity if our share price exceeds $23.33 on a weighted average basis for 20 consecutive trading days.

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the convertible subordinated notes was accounted for as an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the subordinated convertible note balance was reduced by the same amount.  The subordinated convertible note was accreted approximately $0.1 million each quarter such that the subordinated convertible note balance, exclusive of the embedded option value, totaled $50.0 million as of the June 15, 2007 original maturity date.  On our accompanying condensed consolidated statements of income, this accretion is a component of interest expense.  The embedded option was revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments resulting from the three year extension of the contingent convertible subordinated notes maturity.  During April 2007, the holders of the convertible subordinated notes exercised this right to extend and we performed a final valuation to estimate the fair value of the embedded option as of the approximate date of the extension.  The estimated fair value of the embedded option at this date, included as a component of the subordinated convertible note, was approximately $4.8 million.  The $4.8 million estimated fair value of the embedded option is amortized as a credit to interest expense over the period to the extended maturity, which is June 15, 2010.  If any convertible debt is converted into shares of our common stock prior to June 15, 2010, the unamortized embedded option value related to those shares will be recognized as a gain in the period the conversion occurs.  The above changes related to the carrying value of the contingent convertible subordinated note, the estimated fair value of the embedded option, and the amortization of the fair value of the embedded option do not affect our cash flow.

Deferred Acquisition Price

We have made acquisitions for which a portion of the purchase price was deferred.  These deferred payments, which are either non-interest bearing or have a below market interest rate, have been discounted at imputed interest rates ranging from 3% to 8%.  As of September 30, 2007 and December 31, 2006, the discounted value of the remaining note payments was approximately $6.3 million and $9.0 million, respectively, of which approximately $3.0 million and $3.3 million, respectively, was classified as a current liability in the condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, respectively.

Scheduled Principal Payments

Our long-term obligations, including credit facility debt, convertible debt (including embedded option), deferred acquisition costs, and capitalized leases, mature as follows for each twelve-month period ending September 30 (in thousands):

2008	$3,774
2009	79,344
2010	55,824
2011	532
2012	10
Total	$139,484

NOTE 6:   SHARE-BASED COMPENSATION

During June 2004, our 2004 Equity Incentive Plan was approved by our shareholders and replaced our 1995 Stock Option Plan, as amended (the “1995 Plan”).  During June 2006, an amendment to the 2004 Equity Incentive Plan was approved by our shareholders.  The 2004 Equity Incentive Plan, as amended, (the “2004 Plan”) limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock under the 2004 Plan to 7,500,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable or is forfeited will be available for future grants unless, in the case of options granted, related stock appreciation rights are exercised.  At September 30, 2007, there were approximately 2,689,000 shares of common stock available for future equity-related grants under the 2004 Plan.  Although various forms of equity instruments may be issued, to date we have issued only incentive share options and nonqualified share options under this Plan.  These share options, which have a contractual term of 10 years, are issued with an exercise price equal to the grant date closing market price of our common stock.  The vesting periods range from immediate to 5 years.  Share options which vest over 5 years generally vest either 20% per year on the first five anniversaries of the grant date or 25% per year on the second through fifth anniversaries of the grant date.  Shares vesting over a shorter period will generally vest 100% as of the designated vesting date.  We issue new shares to satisfy share option exercises.  We do not anticipate that we will repurchase shares on the open market during the next year for the purpose of satisfying share option exercises.

Following is information related to exercisable share options and share options expected to vest as of September 30, 2007 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options exercisable	4,879	$9.40	6.35	$45,960
Options vested and expected to vest	6,860	$10.31	6.96	$58,372

The aggregate intrinsic value was calculated using the difference between the September 30, 2007 market price and the grant price for only those awards that have a grant price that is less than the September 30, 2007 market price.

The weighted average grant-date fair value of options granted during the three months ended September 30, 2007 and 2006 were $6.64 and $3.68, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 were $0.7 million and $0.2 million, respectively.  During the three months ended September 30, 2007 and 2006, we received cash for payment of the grant price of exercised options of approximately $0.5 million and $1.0 million, respectively, and we anticipate we will realize a tax benefit related to these exercised options of approximately $0.3 million and less than $0.1 million, respectively.

During the three months ended September 30, 2007 and 2006, we recognized share-based compensation expense, which is a non-cash charge, of approximately $0.8 million and $0.6 million, respectively, of which $0.2 million and $0.2 million, respectively, is included under the caption “Direct costs of services” and $0.6 million and $0.4 million, respectively, is included under the caption “General and administrative” on the accompanying condensed consolidated statements of income.  During the three months ended September 30, 2007 and 2006, we recognized a net tax benefit of approximately $0.3 million and $0.2 million, respectively, related to aggregate share-based compensation expense recognized during the same period.

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 were $5.35 and $4.94, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 were $6.2 million and $1.5 million, respectively.  During the nine months ended September 30, 2007 and 2006, we received cash for payment of the grant price of exercised options of approximately $8.7 million and $2.6 million, respectively, and we anticipate we will realize a tax benefit related to these exercised options of approximately $1.6 million and $0.5 million, respectively.  The cash received for payment of the grant price is included as a component of cash flow from financing activities.  The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flow from financing activities on the consolidated statement of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.

During the nine months ended September 30, 2007 and 2006, we recognized share-based compensation expense, which is a non-cash charge, of approximately $1.8 million and $1.7 million, respectively, of which $0.6 million and $0.4 million, respectively, is included under the caption “Direct costs of services” and $1.2 million and $1.3 million, respectively, is included under the caption “General and administrative” on the accompanying condensed consolidated statements of income.  During the nine months ended September 30, 2007 and 2006, we recognized a net tax benefit of approximately $0.6 million and $0.6 million, respectively, related to aggregate share-based compensation expense recognized during the same period.  As of September 30, 2007, there was $9.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 3.5 years.

NOTE 7:                NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income available to common shareholders, increased by the amount of interest expense, net of tax, related to outstanding convertible debt, by the weighted average number of outstanding common shares and incremental shares that may be issued in future periods related to outstanding share options and convertible debt, if dilutive. When calculating incremental shares related to outstanding share options, we apply the treasury stock method. The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital on exercise of the share options, are used to repurchase outstanding shares at the average market price for the period. The treasury stock method is applied only to share grants for which the effect is dilutive.

The computations of basic and diluted net income per share are as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2007			2006
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic net income per share	$2,424	30,185	$.08	$2,681	29,162	$.09

Effect of dilutive securities:
Share options		2,233			918
Convertible debt	305	4,286		305	4,286

Diluted net income per share	$2,729	36,704	$.07	$2,986	34,366	$.09

For the three month periods ended September 30, 2007 and 2006, weighted-average outstanding share options totaling approximately 0.6 million and 4.2 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.

	Nine Months Ended September 30,
	2007			2006
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic net income per share	$4,367	29,770	$.15	$37,224	29,057	$1.28

Effect of dilutive securities:
Share options		2,033			1,254
Convertible debt	—	—		904	4,286

Diluted net income per share	$4,367	31,803	$.14	$38,128	34,597	$1.10

For the nine month periods ended September 30, 2007 and 2006, weighted-average outstanding share options totaling approximately 1.3 million and 2.5 million shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the nine months ended September 30, 2007, we did not assume conversion of the contingent convertible subordinated convertible notes as the effect would have been antidilutive.

NOTE 8:                SEGMENT REPORTING

In the first quarter of 2007, we revised the structure of our operating segments and changed the nature of the financial information provided to our chief operating decision makers. Additionally, certain of the internal segment financial reporting information used to measure and evaluate the performance of our operating segments, such as allocation of certain shared costs, have been revised for consistency with the underlying reorganized segment structure. The segment measure of profit for the three and nine months ended September 30, 2007 has been recast in accordance with our new structure, including the changes in certain internal financial reporting information. We have three operating segments: (i) electronic discovery, (ii) bankruptcy trustee, and (iii) settlements and claims. Our electronic discovery business provides technology solutions to corporations and the litigation departments of law firms. Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient plaintiff and defendant counsel review and data requests. Our bankruptcy trustee segment provides solutions that address the needs of Chapter 7 and Chapter 13 trustees to process large bankruptcy caseloads and to make required distributions to creditors accurately and efficiently. Our settlements and claims segment administers complex legal proceedings which involve notification of a class of actual or potential claimants or creditors and the administration of funds related to settlement with the class of claimants or creditors.

Each segment’s performance is assessed based on earnings before interest, taxes, depreciation and amortization, other operating expenses, and share-based compensation expense. In management’s evaluation of performance, certain administrative costs, such as compensation and related costs for corporate staff and executive management, are not allocated by segment and, accordingly, the operating segment results do not include such unallocated costs. Assets reported within a segment are those assets that can be identified to a segment and primarily consist of trade receivables, property, equipment and leasehold improvements, software, identifiable intangible assets and goodwill. Cash, tax-related assets, and certain prepaids and other assets are not allocated to our segments. We identify long-lived assets such as property, equipment and leasehold improvements, software, and identifiable intangible assets by operating segment, however, we do not allocate the related depreciation and amortization to the segment as management evaluates segment performance exclusive of these non-cash expenses.

Following is a summary of segment information (in thousands):

	Three Months Ended September 30, 2007
	Electronic Discovery	Bankruptcy Trustee	Settlements and Claims	Total
Revenue:
Operating revenue before reimbursed direct costs	$13,003	$8,417	$17,765	$39,185
Operating revenue from reimbursed direct costs	24	148	5,490	5,662
Total revenue	13,027	8,565	23,255	44,847

Direct costs, general and administrative costs	6,916	3,080	16,147	26,143
Segment performance measure	$6,111	$5,485	$7,108	$18,704

	Three Months Ended September 30, 2006
	Electronic Discovery	Bankruptcy Trustee	Settlements and Claims	Total
Revenue:
Operating revenue before reimbursed direct costs	$7,354	$14,369	$12,666	$34,389
Operating revenue from reimbursed direct costs	58	122	4,463	4,643
Total revenue	7,412	14,491	17,129	39,032

Direct costs, general and administrative costs	4,148	2,852	14,549	21,549
Segment performance measure	$3,264	$11,639	$2,580	$17,483

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Three Months Ended September 30,
	2007	2006
Segment performance measure	$18,704	$17,483
Corporate and unallocated expenses	(5,216)	(4,228)
Share-based compensation expense	(795)	(579)
Depreciation and software and leasehold amortization	(3,272)	(2,633)
Amortization of intangible assets	(2,352)	(3,027)
Other operating expense	(565)	—
Interest expense, net	(2,158)	(2,500)
Income before income taxes	$4,346	$4,516

	Nine Months Ended September 30, 2007
	Electronic Discovery	Bankruptcy Trustee	Settlements and Claims	Total
Revenue:
Operating revenue before reimbursed direct costs	$35,339	$25,012	$52,099	$112,450
Operating revenue from reimbursed direct costs	49	363	17,318	17,730
Total revenue	35,388	25,375	69,417	130,180

Direct costs, general and administrative costs	17,612	8,362	52,292	78,266
Segment performance measure	$17,776	$17,013	$17,125	$51,914

	Nine Months Ended September 30, 2006
	Electronic Discovery	Bankruptcy Trustee	Settlements and Claims	Total
Revenue:
Operating revenue before reimbursed direct costs	$23,046	$85,459	$52,565	$161,070
Operating revenue from reimbursed direct costs	106	331	16,239	16,676
Total revenue	23,152	85,790	68,804	177,746

Direct costs, general and administrative costs	11,882	8,657	55,913	76,452
Segment performance measure	$11,270	$77,133	$12,891	$101,294

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Nine Months Ended September 30,
	2007	2006
Segment performance measure	$51,914	$101,294
Corporate and unallocated expenses	(14,816)	(11,601)
Share-based compensation expense	(1,809)	(1,671)
Depreciation and software and leasehold amortization	(9,071)	(7,424)
Amortization of intangible assets	(7,228)	(8,672)
Other operating expense	(565)	(250)
Interest expense, net	(10,573)	(9,104)
Income before income taxes	$7,852	$62,572

Following are total assets by segment (in thousands):

	September 30, 2007	December 31, 2006
Assets
Electronic Discovery	$133,229	$125,515
Bankruptcy Trustee	85,601	85,646
Settlements and Claims	149,587	150,343
Corporate and unallocated	16,334	20,716
Total consolidated assets	$384,751	$382,220

Following is goodwill by segment (in thousands):

	September 30, 2007	December 31, 2006
Goodwill
Electronic Discovery	$76,082	$76,369
Bankruptcy Trustee	75,205	74,937
Settlements and Claims	109,646	109,303
Total goodwill	$260,933	$260,609

NOTE 9:                DERIVATIVES

As discussed under Risk Factors in our Annual Report on Form 10-K, some of our bankruptcy trustee revenue is subject to variability based on fluctuations in short-term interest rates. In order to limit our economic exposure to market fluctuations in interest rates, we purchased one-month LIBOR based interest rate floor options with a total notional amount of $800 million and initial contractual maturity of three years. We are exposed to credit risk with the counterparty, which is a major financial institution with an investment grade credit rating, to this derivative transaction. The counterparty is obligated to make payments to us only if the interest rate floor options are in-the-money. As of September 30, 2007, none of the interest rate floor options were in-the-money. We account for this transaction pursuant to the guidance contained in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. As the interest rate floor options have not been designated as an accounting hedge, changes in the fair value of the derivatives are recorded each period in current earnings. At inception, the aggregate fair value of the interest rate floor options was approximately $1.6 million. The estimated fair value of the interest rate floor options as of September 30, 2007 was approximately $1.0 million. On our accompanying condensed consolidated balance sheets, the fair value of the interest rate floor options has been included as a component of other current assets. For the three months ended September 30, 2007, the $0.6 million decrease in the estimated fair value of the interest rate floor options has been included as a component of other operating expenses on our accompanying condensed consolidated statements of income.

NOTE 10:              SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Cash paid (received) for:
Interest	$7,937	$7,730
Income taxes paid (refunded), net	1,253	(1,758)
Non-cash investing and financing transactions:
Capitalized lease obligations incurred	2,566	—
Property, equipment, and leasehold improvements accrued in accounts payable	768	429
Obligation incurred in purchase transactions	—	10,173

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q.

Overview

We are a provider of integrated technology solutions for the legal profession.  Our solutions streamline the administration of bankruptcy, litigation, financial transactions and regulatory compliance matters.  We offer innovative technology solutions for electronic discovery, document review, legal notification, claims administration and controlled disbursement of funds.  Our clients include law firms, corporate legal departments, bankruptcy trustees and other professional advisors who require innovative technology, responsive service and deep subject-matter expertise.

We have acquired a number of businesses during the past several years.  In January 2003, we acquired BSI (now Epiq Bankruptcy Solutions), which expanded our offerings to include claims administration solutions for the Chapter 11 corporate restructuring market.  In January 2004, we acquired Poorman-Douglas (now Epiq Class Action & Claims Solutions), which expanded our administrative offerings in support of the class action and mass tort market.  In October 2005, we acquired Hilsoft Notifications, which enhanced our expert legal notification services related to class action, mass tort and bankruptcy noticing.  In November 2005, we acquired nMatrix (now Epiq eDiscovery Solutions) to expand our offerings to include electronic discovery.

We have three operating segments: electronic discovery, bankruptcy trustees, and settlements and claims.

Electronic Discovery Segment

Our electronic discovery business provides processing and search and review capabilities to corporations and the litigation departments of law firms.  Our eDataMatrix™ software analyzes, filters, deduplicates and produces documents for review.  Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient plaintiff and defendant counsel review and data requests.

Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the electronic discovery process for complex litigation matters.

The substantial increase of electronic documents by businesses has changed the dynamics of how attorneys support discovery in complex litigation matters.  According to the 2007 Socha-Gelbmann Electronic Discovery Survey, the 2006 domestic commercial electronic discovery revenues were estimated at $2.0 billion, an approximate 51% increase from 2005.  According to this same source, the market is expected to continue to grow at a substantial rate from 2007 to 2009, with expected increases of approximately 23% to 33% each year.  Due to the complexity of cases, the increasing volume of data that are maintained electronically, and the increasing volume of documents that are produced in all types of litigation, law firms are increasingly reliant on electronic evidence management systems to organize and manage the electronic discovery process.

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

•                  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in fiscal 2006, accounted for approximately 75% of all bankruptcy filings.  In a Chapter 7 case, the debtor’s assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors.  Chapter 7 cases typically last several years.

•                  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in fiscal 2006, accounted for approximately 24% of all bankruptcy filings.  In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors.  Chapter 13 cases typically last between three and five years.

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

The primary sources of revenue are deposit-based fees, earned primarily as a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support (PCS) services, and fees earned based on the number of cases managed by a Chapter 13 bankruptcy trustee.  The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates.

Settlements and Claims Segment

Our settlements and claims segment supports the administration of complex legal proceedings that involve notification of a class of claimants or creditors and the administration of funds related to settlement with the class of claimants or creditors for Chapter 11 bankruptcies and class action and mass tort lawsuits.

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

Class action and mass tort refer to litigation in which class representatives bring a lawsuit against a defendant company or other persons on behalf of a large group of similarly affected persons (the class).  Mass tort refers to class action cases that are particularly large or prominent.  The class action and mass tort marketplace is significant, with estimated annual tort claim costs of approximately $260 billion in 2005, according to a study issued in 2006 by Towers Perrin.  Administrative costs, which include costs, other than defense costs, incurred by either the insurance company or self-insured entity in the administration of claims, comprise approximately 20% of this total.  Key participants in this marketplace include law firms that specialize in representing class action and mass tort plaintiffs and other law firms that specialize in representing defendants.  Class action and mass tort litigation is often complex and the cases, including administration of any settlement, may last several years.

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

•                  Legal noticing services, including media campaign and advertising management, in which we coordinate notification either directly or through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement; and

•                Reimbursement for costs incurred related to postage on mailing services.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2006, as updated and superseded by information contained in our Form 8-K filed on August 7, 2007, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  Management determined that the application of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, adopted effective January 1, 2007, requires significant management judgment and the use of significant estimates.  Management also determined that, with the purchase of interest rate floor options during the third quarter of 2007, that the application of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133), requires significant management judgment and the use of significant estimates.  Therefore, in addition to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2006, as updated and superseded by information contained in our form 8-K filed on August 7, 2007 for the year ended December 31, 2006, we have added income taxes and derivative financial instruments as critical accounting policies.

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

Derivative financial instruments

SFAS 133 establishes accounting and reporting standards for derivative instruments.  For a derivative instrument not designated as an accounting hedge, the gain or loss is recognized in earnings in the period of change.  During the quarter ended September 30, 2007, we purchased interest rate floor options with a notional value of $800 million, and these instruments were not designated as accounting hedges.  The interest rate floor options were purchased in negotiated transactions.  As a result, we cannot determine the fair value of the interest rate floor options based on quoted prices in active markets for identical assets.  Instead, as of each period end we estimate the fair value of the interest rate floor options based on quoted prices for similar assets in active markets and based on inputs other than quoted prices, primarily interest rates and yield curves, which are observable.  Changes in these estimates, included as a component of other operating expenses on our condensed consolidated statements of income, may have a material impact on our net income.

Results of Operations for the Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006

Consolidated Results

Revenue

Total revenue of $44.8 million for the three months ended September 30, 2007 increased approximately $5.8 million, or 15%, compared to $39.0 million of revenue for the same period in the prior year.  A significant part of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying condensed consolidated statements of income.  Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.  Operating revenue exclusive of operating revenue from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, increased approximately $4.8 million, or 14%, to $39.2 million for the three months ended September 30, 2007 compared to $34.4 million for the same period in the prior year.  The increase primarily relates to an approximate $5.6 million increase in electronic discovery operating revenue before reimbursed direct costs combined with an approximate $5.1 million increase in settlements and claims revenue before reimbursed direct costs, partly offset by a $6.0 million decrease in bankruptcy trustee operating revenue before reimbursed direct costs.  As more fully explained under the caption “Significant Accounting Policies, Revenue Recognition” in note 1 to the condensed consolidated financial statements, the decrease in bankruptcy trustee operating revenue before reimbursed direct costs is primarily the result of the recognition, during the three months ended September 30, 2006, of approximately $6.0 million of previously deferred revenue following delivery of the final specified software upgrade pursuant to a specific arrangement which terminated September 30, 2006.  Changes by segment are discussed below.

Operating Expenses

Direct costs of services, exclusive of depreciation and amortization, increased by approximately $1.1 million, or 13%, to approximately $9.4 million for the three months ended September 30, 2007 compared with $8.3 million during the same period in the prior year.  This increase primarily results from $0.4 million of expense incurred related to data center relocation and reconfiguration, a $0.3 million increase in software maintenance expense, and a $0.1 million increase in compensation and benefits expense.  Changes by segment are discussed below.

Direct cost of bundled products and services, exclusive of depreciation and amortization, was approximately $1.0 million for both the three months ended September 30, 2007 and 2006.  Changes by segment are discussed below.

Reimbursed direct costs increased by approximately $0.9 million to $5.6 million for the three months ended September 30, 2007 compared with $4.7 million during the same period in the prior year.  This increase corresponds to the increase in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased approximately $3.8 million, or 31%, to $16.2 million for the three months ended September 30, 2007 compared with $12.4 million for the same period in the prior year.  The increase is primarily due to a $3.3 million increase in compensation and benefits expense primarily resulting from expanded staffing and increased incentive compensation and benefits combined with a $0.2 million increase in outside professional fees.  Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs increased approximately 24% to $3.3 million for the three months ended September 30, 2007 compared with $2.6 million for the same period in the prior year primarily as a result of increased software amortization and hardware depreciation related to our electronic discovery segment.

Amortization of identifiable intangible assets, compared with the same period in the prior year, decreased by approximately 22% to $2.4 million for the three months ended September 30, 2007 compared with $3.0 million for the same period in the prior year, primarily as a result of certain customer contracts and trade names that became fully amortized.

Other operating expenses, which include the mark-to-market adjustment for purchased interest rate floor options and acquisition related expenses, totaled $0.6 million for the three months ended September 30, 2007.  A portion of our bankruptcy trustee pricing is tied to interest rates, and a decrease in interest rate may result in a decrease in bankruptcy trustee revenue.  To mitigate this exposure, during the third quarter of 2007, we purchased LIBOR based interest rate floors with strike prices ranging from 1.75% to 2.75% and a notional value of $800 million.  These instruments were not designated as accounting hedges.  At the end of each period, we estimate the fair value of these instruments and the change in market value is recognized as a component of other operating expenses.  The adjustment as of September 30, 2007 resulted in the recognition of $0.6 million of expense.  We did not incur any acquisition related expenses during the three months ended September 30, 2007 or 2006.

Interest Expense

We recognized interest expense of $2.2 million for the three months ended September 30, 2007 compared with $2.5 million for the same period in the prior year.  The decrease in our interest expense is primarily the result of a decrease in average outstanding credit facility borrowings partially offset by an increase in our average credit facility borrowing rate.

Income Taxes

During the three months ended September 30, 2007, our tax expense as a percent of pre-tax income was 44.2%.  Our estimated annual effective tax rate of 43.4% was increased due to tax expense related to a discrete adjustment to record interest on uncertain tax positions, partly offset by a discrete adjustment to record tax benefits associated with recognizing uncertain tax benefits related to the expiration of the statute of limitations in various jurisdictions.  During the three months ended September 30, 2006, the effective tax rate to record the tax expense related to our net income was 40.6%.  The prior year effective tax rate was lower than in the current year as the effect of nondeductible items on the effective tax rate was mitigated by the higher level of pre-tax income.  Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes.  We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

Net Income

Our net income was approximately $2.4 million for the three months ended September 30, 2007 compared with net income of approximately $2.7 million for the same period in the prior year. This decrease of $0.3 million is primarily the result of  the recognition during the three months ended September 30, 2006 of $6.0 million of previously deferred revenue, a $3.8 million increase in general and administrative expenses, primarily related to increases in compensation and benefits, a $1.1 million increase in direct cost of services, primarily related to the combination of data center relocation and reconfiguration expenses and an increase in software maintenance expense, and a $0.6 million mark-to-market adjustment of our purchased interest rate floors, partly offset by an approximate $5.6 million increase in electronic discovery operating revenue before reimbursed direct costs combined with an approximate $5.1 million increase in settlements and claims revenue before reimbursed direct costs.

Electronic Discovery Segment

Electronic discovery operating revenue before reimbursed direct costs increased approximately $5.6 million, or 77%, to $13.0 million for the three months ended September 30, 2007 compared to $7.4 million for the same period in the prior year.  This increase is primarily attributable to additional projects from existing clients as well as an expansion of our client base.  Hosting services, which is generally a recurring revenue stream, accounted for approximately $2.1 million of this increase while processing services, which are generally project oriented, accounted for approximately $3.3 million of this increase.

Electronic discovery direct and administrative expenses increased approximately $2.8 million, or 67%, to $6.9 million for the three months ended September 30, 2007 compared to $4.1 million for the same period in the prior year.  This increase is primarily a result of a $1.8 million increase in compensation and benefits expense resulting from expanded staffing and increased commission and incentive compensation linked to improved operating performance, $0.4 million of expenses related to data center relocation and reconfiguration, and a $0.3 million increase in software maintenance expense.

Bankruptcy Trustee Segment

Bankruptcy trustee operating revenue before reimbursed direct costs decreased $6.0 million to $8.4 million for the three months ended September 30, 2007 compared to $14.4 million for the same period in the prior year.  As more fully explained under the caption “Significant Accounting Policies, Revenue Recognition” in note 1 to the condensed consolidated financial statements, the higher level of revenue for the three months ended September 30, 2006 is primarily the result of our revenue recognition related to a specific arrangement with our primary depository financial institution.  During the second quarter of 2006, we delivered the final software upgrade specified under the arrangement.  As the only remaining undelivered element was PCS services, in accordance with SOP 97-2 we recognized over the remaining term of the arrangement a pro-rated portion of previously deferred revenue.  The pro-rated portion of previously deferred revenue recognized during the three months ended September 30, 2006 was $6.0 million.  Effective October 1, 2006, we entered into a new arrangement with this depository financial institution; this new arrangement does not include provisions related to software upgrades.  Accordingly, we now recognize revenue based on a contingent usage based revenue model and, during the three months ended September 30, 2007, we did not defer any bankruptcy trustee revenue or recognize any previously deferred bankruptcy trustee revenue.

Bankruptcy trustee direct and administrative expenses increased approximately $0.2 million, or 8%, to $3.1 million for the three months ended September 30, 2007 compared with approximately $2.9 million in the same period in the prior year.  This increase is primarily attributable to a $0.1 million increase in compensation and benefits expense.

Settlements and Claims Segment

Settlements and claims operating revenue before reimbursed direct costs increased $5.1 million, or approximately 40%, to $17.8 million for the three months ended September 30, 2007 compared to $12.7 million for the same period in the prior year.  This increase is primarily the result of a $3.8 million increase in case management revenue, primarily related to transaction processing revenue, combined with a $1.2 million increase in legal notification revenue.  The increase in case management revenue is primarily the result of services required for a large case.  The increase in legal notification revenue is primarily attributable to the noticing requirements.  Legal notification revenue tends to be variable as an individual noticing campaign may have a short duration and generate significant revenue during that time.

Settlements and claims direct and administrative expenses, including reimbursed direct costs, increased $1.6 million, or approximately 11%, to $16.1 million for the three months ended September 30, 2007 compared to $14.5 million for the same period in the prior year.  This increase is primarily the result of a $0.9 million increase in reimbursed direct costs combined with a $0.4 million increase in compensation and benefits expense.

Results of Operations for the Nine Months Ended September 30, 2007 Compared with the Nine Months Ended September 30, 2006

Consolidated Results

Revenue

Total revenue decreased approximately 27% to $130.2 million for the nine months ended September 30, 2007 compared to $177.7 million of revenue for the same period in the prior year.  A significant part of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying condensed consolidated statements of income.  Although reimbursed operating revenue may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Operating revenue exclusive of operating revenue from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, decreased approximately $48.6 million, or 30%, to $112.5 million for the nine months ended September 30, 2007 compared to $161.1 million for the same period in the prior year.  As more fully explained under the caption “Significant Accounting Policies, Revenue Recognition” in note 1 to the condensed consolidated financial statements, the decrease primarily relates to the $60.4 million decrease in bankruptcy trustee operating revenue before reimbursed direct costs, primarily the result of the recognition of approximately $59.7 million of previously deferred revenue during the nine months ended September 30, 2006, related to a specific arrangement, partly offset by a $12.3 million increase in electronic discovery operating revenue before reimbursed direct costs.  Changes by segment are discussed below.

Operating Expenses

Direct costs of services, exclusive of depreciation and amortization, decreased by approximately $3.3 million, or 10%, to $30.1 million for the nine months ended September 30, 2007 compared with $33.4 million during the same period in the prior year, primarily as a result of a $4.9 million decrease in legal notification expense partly offset by a $0.9 million increase in compensation and benefits expense and a $0.6 million increase related to data center relocation and reconfiguration expenses.  Changes by segment are discussed below.

Direct cost of bundled products and services, exclusive of depreciation and amortization, decreased by approximately $0.2 million to approximately $2.8 million for the nine months ended September 30, 2007 compared with $3.0 million for the same period in the prior year as a result of a decrease in compensation and benefits expense.  Changes by segment are discussed below.

Reimbursed direct costs totaled $17.6 million for the nine months ended September 30, 2007 compared with $16.9 million during the same period in the prior year.  This increase corresponds to the increase in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased approximately $7.9 million, or 22%, to $44.4 million for the nine months ended September 30, 2007 compared with $36.5 million for the same period in the prior year.  The increase is primarily due to a $7.0 million increase in compensation and benefits expense primarily resulting from expanded staffing and increased incentive compensation combined with an increase in rent expense of $0.7 million. Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs increased approximately 22%, to $9.1 million for the nine months ended September 30, 2007 compared with $7.4 million for the same period in the prior year primarily as a result of increased software amortization expense and increased hardware depreciation related to electronic discovery capital expenditures.

Amortization of identifiable intangible assets decreased by approximately 17% to $7.2 million for the nine months ended September 30, 2007 compared with $8.7 million for the same period in the prior year, primarily as a result of certain customer contracts and trade names that became fully amortized.

Other operating expenses, which include the mark-to-market adjustment for purchased interest rate floor options and acquisition related expenses, totaled $0.6 million for the nine months ended September 30, 2007.  A portion of our bankruptcy trustee pricing is tied to interest rates, and a decrease in interest rate may result in a decrease in bankruptcy trustee revenue.  To mitigate this exposure, during the third quarter of 2007, we purchased LIBOR based interest rate floors with strike prices ranging from 1.75% to 2.75% and a notional value of $800 million.  These instruments were not designated as accounting hedges.  At the end of each period, we estimate the fair value of these instruments and the change in market value is recognized as a component of other operating expenses.  The adjustment as of September 30, 2007 resulted in the recognition of $0.6 million of expense.  We did not incur any acquisition related expenses during the nine months ended September 30, 2007 compared with $0.3 million of acquisition related expenses incurred during the nine months ended September 30, 2006.

Interest Expense

We recognized interest expense of $10.6 million for the nine months ended September 30, 2007 compared with $9.2 million for the same period in the prior year.  This increase is primarily related to a $2.5 million increase in the estimated fair value of our contingent convertible subordinated note holders’ option to extend the maturity of the contingent convertible subordinated notes from June 15, 2007 to June 15, 2010, partly offset by a $1.0 million decrease in interest expense related to our credit facility.  During April 2007, the holders of the contingent convertible subordinated notes exercised their right to extend the maturity of the convertible notes.  As a result, we will continue to pay interest, at a rate of 4% per annum, during the extension period on any convertible notes that remain outstanding (the holders of the convertible notes may chose at any time to convert some or all of the notes into our common shares — see note 5 of the notes to the condensed consolidated financial statements for additional information regarding this conversion right).  We estimated the fair value of the option immediately prior to the note holders’ vote to extend and recorded a final adjustment to the fair value of the option to extend the subordinated convertible notes’ maturity.  This final adjustment was recorded as a charge to interest expense.  We are currently amortizing the exercise date fair value of the option as a reduction to interest expense over the term of the extension.  During the nine months ended September 30, 2007, we recognized approximately $2.7 million of adjustments to the fair value of option to extend the maturity term as a charge to interest expense, partly offset by a reduction to interest expense of $0.5 million related to the amortization of the fair value of the option to extend the maturity term subsequent to the extension date.  The $1.0 million decrease in interest expense related to our credit facility is primarily the result of a decrease in average outstanding borrowings partially offset by an increase in our average borrowing rate.

Income Taxes

During the nine months ended September 30, 2007, our tax expense as a percent of pre-tax income was 44.4%.  Our estimated annual effective tax rate of 43.4% was increased due to tax expense related to a discrete adjustment to record interest on uncertain tax positions, partly offset by discrete adjustments to record tax benefits associated with recognizing uncertain tax benefits related to the expiration of the statute of limitations in various jurisdictions and to record tax benefits associated with the exercise of certain incentive stock options.  During the nine months ended September 30, 2006, the effective tax rate to record the tax expense related to our net income was 40.5%.  The prior year effective tax rate was lower than in the current year as the effect of nondeductible items on the effective tax rate was mitigated by the higher level of pre-tax income.  Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes.  We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

Net Income

Our net income was approximately $4.4 million for the nine months ended September 30, 2007 compared with net income of approximately $37.2 million for the same period in the prior year.  This decrease is primarily the result of a $48.6 million decrease in operating revenue before reimbursed direct costs combined with a $7.9 million increase in general and administrative expenses, partly offset by a $21.9 million decrease in income tax expense.  The decrease in operating revenue is primarily attributable to the recognition during the nine months ended September 30, 2006 of $59.7 million of deferred revenue that was deferred as of December 31, 2005, partly offset by an approximate $12.3 million increase in electronic discovery operating revenue before reimbursed direct costs.  The increase in general and administrative expenses was primarily related to increases in compensation and benefits and lease expense.  The decrease in income tax expense is primarily attributable to the recognition during the nine months ended September 30, 2006 of deferred tax expense related to the recognition of deferred revenue.

Electronic Discovery Segment

Electronic discovery operating revenue before reimbursed direct costs increased $12.3 million, or approximately 53%, to $35.3 million for the nine months ended September 30, 2007 compared to $23.0 million for the same period in the prior year.  This increase is primarily attributable to additional projects from existing clients as well as an expansion of our client base.  Hosting services, which is generally a recurring revenue stream, accounted for approximately $6.6 million of this increase while processing services, which are generally project oriented, accounted for approximately $5.5 million of this increase.

Electronic discovery direct and administrative expenses increased $5.7 million, or approximately 48%, to $17.6 million for the nine months ended September 30, 2007 compared with $11.9 million for the same period in the prior year. This increase is primarily a result of a $4.3 million increase in compensation and benefits expense resulting from expanded staffing and increased commission and incentive compensation, $0.6 million of expenses related to data center moves, a $0.3 million increase in software maintenance expense, and a $0.3 million increase in rent expense.

Bankruptcy Trustee Segment

Bankruptcy trustee operating revenue before reimbursed direct costs decreased approximately $60.5 million to $25.0 million for the nine months ended September 30, 2007 compared to $85.5 million for the same period in the prior year.  As more fully explained under the caption “Significant Accounting Policies, Revenue Recognition” in note 1 to the condensed consolidated financial statements, this decrease is primarily the result of our revenue recognition related to a specific arrangement in 2006 with our primary depository financial institution.  During the second quarter of 2006, we delivered the final software upgrade specified under this arrangement.  As the only remaining undelivered element was PCS services and as the contract terminated September 30, 2006, in accordance with SOP 97-2 we recognized all previously deferred revenue during the second and third quarters of 2006.  During the nine months ended September 30, 2006, we recognized $59.7 million of revenue that had been deferred as of December 31, 2005.  Effective October 1, 2006, we entered into a new arrangement with this depository financial institution; this new arrangement does not include provisions related to software upgrades.  Accordingly, we now recognize this revenue based on a contingent usage based revenue model and, during the nine months ended September 30, 2007, we did not defer any bankruptcy trustee revenue or recognize any previously deferred bankruptcy trustee revenue.

Bankruptcy trustee direct and administrative expenses decreased approximately $0.3 million, or approximately 3%, to approximately $8.4 million for the nine months ended September 30, 2007 compared with approximately $8.7 million in the same period in the prior year primarily as the result of a $0.2 million decrease in information access expense.

Settlements and Claims Segment

Settlements and claims operating revenue before reimbursed direct costs decreased $0.5 million, or approximately 1%, to $52.1 million for the nine months ended September 30, 2007 compared to $52.6 million for the same period in the prior year.  This decrease is primarily the result of an approximate $5.3 million decrease in document management revenue, offset by a $4.8 million increase in case management revenue.  The decrease in document management revenue is primarily attributable to a decline in legal notification revenue.  Legal notification revenue tends to be variable as an individual noticing campaign may have a short duration and generate significant revenue during that time.  During the nine months ended September 30, 2007, we had fewer large legal noticing projects than during the same period in the prior year.  The increase in case management revenue is primarily the result of increased requirements and size of cases compared to the same period in the prior year.

Settlements and claims direct and administrative expenses, including reimbursed direct costs, decreased approximately $3.6 million, or 6% to $52.3 million for the nine months ended September 30, 2007 compared to $55.9 million for the same period in the prior year.  This decrease is primarily the result of a $4.9 million decrease in the cost of legal noticing, which is related to the decrease in legal notification revenue, partly offset by a $0.8 million increase in reimbursed direct costs and a $0.4 million increase in compensation and benefits.

Liquidity and Capital Resources

Operating Activities

During the nine months ended September 30, 2007, our operating activities provided net cash of approximately $23.4 million.  The primary sources of cash from operating activities was net income of $4.4 million, adjusted for non-cash charges and credits, primarily depreciation and amortization, of $19.8 million and changes in operating assets and liabilities that decreased our operating cash flow by $0.8 million, primarily as a result of an increase in income taxes, largely offset by a decrease related to trade accounts receivable.  The effect of income taxes will fluctuate from period to period depending on the accrual related to the current tax expense and the timing of estimated tax payments made or refunds received.  Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections.

Investing Activities

During the nine months ended September 30, 2007, we used cash of approximately $12.2 million for purchases of property and equipment, primarily computer hardware and purchased software licenses for our electronic discovery operating segment and purchased computer hardware for our bankruptcy trustee operating segment.  Enhancements to our existing software and development of new software is essential to our continued growth and, during the nine months ended September 30, 2007, we used cash of approximately $3.5 million to fund internal costs related to development of software for which technological feasibility has been established.  We anticipate that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending for the foreseeable future.

Financing Activities

During the nine months ended September 30, 2007, we used available cash to reduce our total credit facility borrowings by $16.0 million and to pay approximately $3.5 million related to our capitalized leases and deferred acquisition debt.  This financing use of cash was partly offset by $8.7 million of net proceeds from stock issued in connection with the exercise of employee share options.  During the nine months ended September 30, 2007, we recognized approximately $0.6 of excess tax benefit related to the exercise of share-based compensation as a financing cash flow.

As of September 30, 2007, our indebtedness consisted of $54.4 million from the contingent convertible subordinated notes (including the fair value of the embedded option), $77.0 million under our senior revolving loan, and approximately $8.1 million of obligations related to capitalized leases and deferred acquisition debt.

As of September 30, 2007, significant covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.25 to 1.00, a senior leverage ratio not to exceed 2.25 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  As of September 30, 2007, we were in compliance with all financial covenants.

We believe that the funds generated from operations plus amounts available under our credit facility’s senior revolving loan will be sufficient for the foreseeable future to finance currently anticipated working capital requirements, software expenditures, property and equipment expenditures, interest payments due on our outstanding borrowings, and payments for contractual obligations.  We have no required principal reductions on our senior revolving loan until it matures in November 2008.

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

Contractual Obligations

The following table sets forth a summary of our contractual obligations and commitments for each twelve month period ending September 30 (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 Year	1 — 3 Years	3 — 5 Years	More Than 5 Years

Long-term debt and future accretion (2)	$133,621	$3,093	$130,028	$500	$—
Interest payments (3)	6,822	2,428	4,267	102	25
Employment agreements (4)	5,759	2,534	2,865	360	—
Capital lease obligations	1,803	797	929	77	—
Operating leases	38,380	5,256	10,671	9,905	12,548
Total	$186,385	$14,108	$148,760	$10,944	$12,573

(1)         Approximately $6.6 million of unrecognized tax benefits are not included in this contractual obligations table due to the uncertainty related to the timing of any payments.

(2)         A portion of the purchase price of certain acquisitions were in the form of notes on which the interest rate was below our incremental borrowing rate, and which were discounted using our estimated incremental borrowing rate.  The discounts are accreted over the life of the note and each period’s accretion is added to the principal of the respective note.  The amount in the above contractual obligations table includes both the notes’ principal, as reflected on our September 30, 2007 condensed consolidated balance sheet, and all future accretion.  If certain financial objectives are satisfied, we will make additional payments over the next four years related to our acquisition of Hilsoft and Epiq Preference Solutions.  Such payments, if any, are not included in the above contractual obligation table.  Convertible debt is included at the stated value of the principal redemption and excludes adjustments related to the embedded option, which will not be paid in cash.  Any conversion to our common stock of part or all of the convertible debt will reduce our cash obligation related to the convertible debt.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115  (SFAS 159).  SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Management is still evaluating the impact, if any, that the adoption of SFAS 157 will have on our consolidated financial statements.

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

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a certain financial instrument or group of financial instruments.  Except for interest rate floor options purchased during 2007, our exposure to market risk has not changed significantly since December 31, 2006.

During the third quarter of 2007, we purchased three year interest rate floor options, referenced to one-month LIBOR and with various strike prices, with a notional value of $800 million.  If the one-month LIBOR increased by 100 basis points, we estimate the effect would be to decrease income before taxes by approximately $0.6 million and that there would be no effect on our cash flow.  If the one-month LIBOR decreased by 100 basis points, we estimate the effect would be to increase income before taxes by approximately $1.8 million and that there would be no effect on our cash flow.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.       Risk Factors.

There have been no material changes in our Risk Factors from those disclosed in our 2006 Annual Report on Form 10-K as updated and superseded by information contained in our Form 8-K filed on August 7, 2007.

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

Epiq Systems, Inc.

Date:	October 26, 2007	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	October 26, 2007	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	October 26, 2007	/s/ Douglas W. Fleming
Douglas W. Fleming
Director of Finance
(Principal Accounting Officer)