Form 10-K
period 2007-12-31
EPIQ SYSTEMS INC
filed 2008-03-04
CIK 1027207

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 0-22081

EPIQ SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Missouri	48-1056429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
501 Kansas Avenue, Kansas City, Kansas	66105-1300
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code (913) 621-9500

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of voting common stock held by non-affiliates of the registrant (based upon the last reported sale price on the Nasdaq Global Market), as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2007) was approximately $431,000,000.

        There were 35,289,743 shares of common stock of the registrant outstanding as of February 19, 2008.

        Documents incorporated by reference: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2008 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

EPIQ SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        In this report, in other filings with the SEC and in press releases and other public statements by our officers throughout the year, Epiq Systems, Inc. makes or will make statements that plan for or anticipate the future. These forward-looking statements include statements about our future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on our current expectations. Many of these statements are found in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" sections of this report.

        Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated," "potential," "goal," and "objective." Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed in Item 1A, "Risk Factors," of this report are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. We undertake no obligation to update any forward-looking statements contained herein or in future communications to reflect future events or developments.

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

        As a part of our business strategy, we have made several acquisitions and one disposition over the past five years. During 2006, we acquired the net assets of Gazes LLC (now Epiq Preference Solutions) to supplement our ability to provide claims preference services for our corporate restructuring clients. During 2005, we acquired nMatrix (now Epiq eDiscovery Solutions) to expand our offerings to include electronic discovery and Hilsoft, Inc. which enhanced our expert legal noticing services for our settlements and claims clients. During 2004, we acquired Poorman-Douglas (now Epiq Class Action & Claims Solutions) which expanded our administrative offerings to include the class action and mass tort market and we completed the disposition of our infrastructure software business, which was held for sale as of December 31, 2003. During 2003, we acquired BSI (now Epiq Bankruptcy Solutions) to enter the market for corporate restructuring services.

        Our trademarks include Epiq™, Epiq Systems™, ClaimsMatrix™, DebtorMatrix™, LegalMatrix™, CreditorMatrix™, ClassMatrix™, eDataMatrix™, DocuMatrix™, XFrame™, Bankruptcy Link®, TCMS®, CasePower®, and CasePower 13®. The trademarks have been filed but not yet registered; the registered marks have durations ranging from 2011 through 2013.

        Our principal executive office is located at 501 Kansas Avenue, Kansas City, Kansas 66105. The telephone number at that address is (913) 621-9500, and our website address is www.epiqsystems.com. We make available free of charge through our internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC as soon as reasonably practicable after we electronically file those reports with or furnish them to the SEC, as well as our code of ethics and other governance documents. The public may read and copy materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Industry Environment

        We provide products and services primarily to the legal profession. Substantially all of our revenues are generated from services provided within the United States, and substantially all of our assets are located within the United States. Our business is organized into three operating segments: electronic discovery, bankruptcy trustee, and settlements and claims. Segment information related to revenues from external customers, a performance measure of profit or loss, and total assets is contained in note 14 of the notes to consolidated financial statements. Our clients include leading law firms, corporate legal departments, bankruptcy trustees, and other professional advisors, who use our services for the administration of legal proceedings.

Electronic Discovery

        The substantial increase of electronic documents in the business community has changed the dynamics of how attorneys support discovery in complex litigation matters. According to the 2007 Socha-Gelbmann Electronic Discovery Survey, the 2006 domestic commercial electronic discovery revenues were estimated at $2.0 billion, an approximate 51% increase from 2005. According to this same source, the market is expected to continue to grow at year over year annual rates of 33% for 2007, 28% for 2008 and 23% for 2009. Due to the complexity of cases, the volume of data that are maintained electronically, and the volume of documents that are produced in all types of litigation, we anticipate that law firms will become increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

Bankruptcy Trustee

        Bankruptcy is an integral part of the United States' economy. As reported by the Administrative Office of the U.S. Courts for the government fiscal years ended September 30, 2005, 2006, and 2007, there were approximately 1.78 million, 1.11 million, and 0.80 million new bankruptcy filings, respectively. Our bankruptcy trustee segment is focused on satisfying the business requirements of bankruptcy trustees appointed by the Executive Office for United States Trustees, a division of the Department of Justice, to administer Chapter 7 and Chapter 13 bankruptcy filings.

        Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the government's fiscal year ended September 30, 2007 (fiscal year 2007), accounted for approximately 60% of all bankruptcy filings. In a Chapter 7 case, the debtor's assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors. Chapter 7 cases typically last several years.

        Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in fiscal year 2007, accounted for approximately 39% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last several years.

        The participants in a bankruptcy proceeding include the debtor, the debtor's legal counsel, the creditors, and the bankruptcy judge. Chapter 7 and Chapter 13 cases also have a professional bankruptcy trustee, who is responsible for administering the bankruptcy case.

Settlements & Claims

        Our settlements and claims segment supports the administration of complex legal proceedings that involve notification of a class of claimants or creditors and the administration of funds related to settlement with the class of claimants or creditors for Chapter 11 bankruptcies and class action and mass tort lawsuits.

        Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in fiscal year 2007, accounted for approximately 1% of all bankruptcy filings. Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 cases typically last several years.

        Class action and mass tort refer to litigation in which class representatives bring a lawsuit against a defendant company or other persons on behalf of a large group of similarly affected persons (the class). Mass tort refers to class action cases that are particularly large or prominent. The class action and mass tort marketplace is significant, with estimated annual tort claim costs of approximately $250 billion in 2006, according to a study issued in 2007 by Towers Perrin. Administrative costs, which include costs other than defense costs, incurred by either the insurance company or self-insured entity in the administration of claims, comprise approximately 20% of this total. Key participants in this marketplace include law firms that specialize in representing class action and mass tort plaintiffs and other law firms that specialize in representing defendants.

Products and Services

Electronic Discovery

        Our electronic discovery segment provides processing and search and review services to companies and the litigation departments of law firms. Our eDataMatrix™ software analyzes, filters, deduplicates and produces documents for review. Produced documents are made available primarily through our hosted site, and our DocuMatrix™ software allows for efficient plaintiff and defendant counsel review and data requests.

        Significant sources of revenue include:

  •
  Case management fees related to the conversion of data into an organized, searchable electronic database. The amount we earn varies primarily on the size (number of documents) and complexity of the engagement; and

  •
  Case management hosting fees based on the amount of data stored.

Bankruptcy Trustee

        Our bankruptcy trustee segment provides the bankruptcy trustees with software that enables them to efficiently administer a large volume of cases simultaneously. The trustee's primary responsibilities include liquidating the debtor's assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court.

        The primary sources of revenue, consisting primarily of case management bundled products and services, are deposit-based fees, earned primarily on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support (PCS) services, as well as the number of cases managed by a Chapter 13 bankruptcy trustee. The fees earned based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates.

Settlements and Claims

        Through our settlements and claims segment, we provide clients with back-office administrative support services related to complex legal proceedings that involve notification of claimants or creditors as well as the administration of funds related to settlement with the class of claimants or creditors for Chapter 11 bankruptcies and class action and mass tort lawsuits. These engagements have both recurring and non-recurring revenue components. Significant sources of revenue include:

  •
  Case management professional services fees, data hosting fees, and volume-based fees related to the management of large volumes of electronic data in support of a legal proceeding;

  •
  Case management professional and other support services related to the administration of cases, including data conversion, claims processing, claims reconciliation, professional consulting services, and settlement administration;

  •
  Case management call center support to process and respond to telephone inquiries related to creditor and class action claims;

  •
  Document management legal noticing services to parties of interest in bankruptcy and class action matters, including direct notification and media campaign and advertising management in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement, and

  •
  Reimbursement for costs incurred, primarily related to postage on mailing services.

Customers

Electronic Discovery

        Our electronic discovery customers are typically large corporations that use our products and services cooperatively with their legal counsel or other professional advisors to manage the electronic discovery process for complex litigation matters.

Bankruptcy Trustee

        Our bankruptcy trustee customers are Chapter 7 and Chapter 13 professional bankruptcy trustees. The Executive Office for United States Trustees, a division of the U.S. Department of Justice, appoints all bankruptcy trustees. The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we provide our Chapter 7 products and services to trustee customers at no direct charge, and our trustee customers maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution. We have marketing arrangements with various banks under which we provide the bankruptcy trustee case management software and related services and the bank provides the bankruptcy trustee with deposit-related banking services. During the year ended December 31, 2007, a substantial majority of our Chapter 7 trustee clients' deposits were maintained at Bank of America. See note 9 of the notes to consolidated financial statements.

Settlements and Claims

        Our settlement and claims' customers are primarily large companies that are administering the settlement or resolution of class action cases and debtor corporations that file a plan of reorganization. We sell our services directly to those customers as well as other interested parties, including legal counsel, who often provide access to these customers.

Sales and Marketing

        Our sales executives market our products and services directly to prospective customers and referral law firms through on-site sales calls and through longstanding relationships. We focus on attracting and retaining customers by providing superior integrated technology solutions and by providing exceptional customer service. Our client support specialists are responsible for providing ongoing support services for existing customers. Additionally, we maintain a website that clients and potential clients may access to obtain additional information related to solutions we offer, we attend industry trade shows, we publish articles, and we conduct direct mail campaigns and advertise in trade journals.

Competition

Electronic Discovery

        There are a variety of companies competing, primarily on the basis of quality of service, technology innovations, and price, for the finite number of available client engagements that become available each year. Competitors include Electronic Evidence Discovery, Inc., Fios, Inc., Kroll Ontrack, Inc., Zantaz, Lexis Nexis and Applied Discovery.

Bankruptcy Trustee

        There are a variety of companies competing, primarily on the basis of quality of service and technology innovations for the finite number of available client engagements that become available each year. Our primary competitor is Bankruptcy Management Solutions, Inc.

Settlements and Claims

        There are a variety of companies competing, primarily on the basis of quality of service, technology innovations, and price, for the finite number of available client engagements that become available each year. Competitors include BMC Group, Inc., Kurtzman Carson Consultants LLC, The Garden City Group Inc., Rust Consulting Inc. and The Trumbull Group. Additionally, certain law firms, accounting firms, management consultant firms, turnaround specialists and crisis management firms offer certain products and services that compete with our products and services.

Government Regulation

        Our products and services are not directly regulated by the government. However, our bankruptcy trustee and corporate restructuring customers are subject to significant regulation under the United States Bankruptcy Code (the Bankruptcy Code), the Federal Rules of Bankruptcy Procedure and local rules and procedures established by bankruptcy courts. Additionally, the Executive Office for United States Trustees, a division of the United States Department of Justice, oversees the federal bankruptcy system and establishes administrative rules governing our clients' activities. Furthermore, class action and mass tort cases, as well as electronic discovery requirements related to litigation, are subject to various federal and state laws, as well as rules and procedures established by the courts.

        In February 2005, federal class action and tort reform legislation was passed by Congress and signed into law by President Bush. The primary impact of the federal legislation is to require that certain types of class action lawsuits be brought in federal court rather than state courts. Based on the report "The Impact of the Class Action Fairness Act of 2005, Second Interim Report to the Judicial Conference Advisory Committee on Civil Rules," issued by the Federal Judicial Center in September 2006, this legislation has resulted in an increase in filings in federal district courts and/or removals from state courts to federal courts. The slower processing of class action lawsuits in federal courts could delay the ultimate settlement of those cases, which could adversely affect the timing of services we provide in those cases. Similar to this recent federal legislation, there have been various efforts at the state level to modify and reform the laws and procedures related to class action and mass tort.

        In April 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 was passed by Congress and signed into law by President Bush. The intent of this legislation, which became effective October 2005, is to move certain individual bankruptcy filings from Chapter 7, which liquidates most of the debtor's assets and discharges most of the debtor's liabilities, to Chapter 13 which does not liquidate the debtor's assets but which requires a debtor to pay disposable income to their creditors. The legislation also affects Chapter 11 bankruptcy filings, in part by restricting the period of time in which a debtor has the exclusive right to file and obtain acceptance of a plan of reorganization, accelerating the time frame within which a debtor must accept or reject executory contracts and unexpired leases, and potentially increasing certain priority claims. The impact of the bankruptcy reform legislation was to increase bankruptcy filings prior to the effective date of the law in fiscal 2005 with a corresponding decrease in bankruptcy filings in fiscal 2006 and 2007. As reported by the Administrative Office of the U.S. Courts for the government fiscal years ended September 30, 2005, 2006, and 2007, there were approximately 1.78 million, 1.11 million, and 0.80 million new bankruptcy filings, respectively. During 2007, there was a decrease in Chapter 7 filings and an increase in Chapter 13 filings as a percent of total filings.

        In April 2006, the United States Supreme Court approved certain amendments to the Federal Rules of Civil Procedure (FRCP) regarding the discovery in litigation of certain "electronically stored information" (ESI). These amendments became effective on December 1, 2006. Among other things, the FRCP amendments (i) require early attention by parties in litigation to meet and confer regarding discovery issues and to develop a discovery plan that identifies and addresses the parties' ESI, (ii) expand the reach of federal court subpoenas to include ESI, (iii) allow for parties to object to production of ESI that is not reasonably accessible due to the undue burden or cost associated with such retrieval, and (iv) provide a "safe harbor" to parties unable to provide ESI lost or destroyed as a result of the routine, good-faith operation of an electronic information system. While these federal rules do not apply in state court proceedings, the civil procedure rules of many states have been closely modeled on these provisions. While we anticipate that these amendments to the FRCP may cause the electronic discovery market to experience an increase in volume and demand, the federal and state rules of civil procedure will continue to evolve and be subject to interpretation by courts. We cannot predict the effect, if any, that these recent amendments will have on our business in future years.

Employees

        As of December 31, 2007, we employed approximately 500 full-time employees, none of whom is covered by a collective bargaining agreement. We believe the relationship with our employees is good.

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

        The markets for our products and services are competitive, continually evolving and subject to technological change. We believe that the principal competitive factors in the markets we serve include the breadth and quality of system and software solution offerings, the stability of the information systems provider, the features and capabilities of the product and service offerings, and the potential for future product and service enhancements. Our success depends upon our ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced software solutions and services that satisfy changing client requirements.

We have a limited number of clients and referral sources.

        We rely on a limited number of referral sources that support new business engagements. Our future revenue could be adversely affected if we are unable to retain existing customer accounts, to attract business from new customers, to maintain our existing referral relationships, and to develop new referral relationships.

Security problems with, or product liability claims arising from, our software products or services could cause increased expense for litigation, increased service costs or damage to our reputation.

        We have included security features in our products and processes that are intended to protect the privacy and integrity of data, including confidential client or consumer data. Security for our products and processes is critical given the confidential nature of the information contained in our systems. Our software products, the systems on which the products are used, and our processes may not be impervious to intentional break-ins ("hacking") or other disruptive disclosures or problems, whether as a result of inadvertent third party action, employee action, malfeasance, or other. Hacking or other disruptive problems could result in the diversion of our development resources, damage to our reputation, increased service costs or impaired market acceptance of our products, any of which could result in higher expenses or lower revenues. Additionally, we could be exposed to potential liability claims related to the unauthorized access to or release of confidential client or consumer data. Defending such liability claims could result in increased expenses for litigation and/or claim settlement and a significant diversion of our management's attention.

Errors or fraud related to our business processes could cause increased expense for litigation and diversion of management attention.

        We administer claims and provide professional services for third parties. Errors or fraud could occur, for example, in the payment of settlement claims in a case we are administering for a customer. Errors or fraud related to the processing or payment of these claims or errors related to the delivery of professional services could result in the diversion of management resources, damage to our reputation, increased service costs or impaired market acceptance of our services, any of which could result in higher expenses and/or lower revenues. Additionally, such errors or fraud could result in lawsuits alleging damages. Defending such claims could result in increased expenses for litigation and/or claims settlement and a significant diversion of our management's attention.

Interruptions or delays in service related at the data centers we utilize could impair the delivery of our service and harm our business.

        We provide certain of our services through computer hardware that is located in data centers operated by unrelated third-parties.. We do not control the operation of these facilities, and they are subject to damage or interruption from earthquakes, floods, fires, power loss, terrorist attacks, telecommunications failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. The occurrence of any of these events, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in interruptions in certain of our services. In addition, the failure by our vendor to provide our required data communications capacity could result in interruptions in our service. Any damage to, or failure of, our systems could reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their agreements with us and adversely affect our ability to secure business in the future. Our business will be harmed if our customers and potential customers believe our services are unreliable.

Releases of new software products or upgrades to existing software products may have undetected errors, which could cause litigation claims against us or damage to our reputation.

        We intend to continue to issue new releases of our software products periodically. Complex software products, such as those we offer, can contain undetected errors when first introduced or as new versions are released. Any introduction of new software products or upgrades to existing software products has a risk of undetected errors. These undetected errors may be discovered only after a product has been installed and used either in our internal processing or by our customers. Likewise, the software products we acquire in business acquisitions have a risk of undetected errors.

        Any undetected errors, as well as any difficulties in installing and maintaining our new software products or upgrade releases or difficulties training customers and their staffs on the utilization of new software products or upgrade releases, may result in a delay or loss of revenue, diversion of development resources, damage to our reputation, increased service costs, increased expense for litigation or claims settlement, or impaired market acceptance of our products.

We rely on third-party hardware and software, which could cause errors or failures of our software or services.

        We rely on hardware purchased or leased and software licensed from third parties for our service offerings. Any errors or defects in third-party hardware or software could result in errors in our software or a failure of our service which could adversely affect our customer relationships and result in lower revenues and earnings.

A substantial majority of our bankruptcy trustee revenues are collected through a single financial institution, and the termination of that marketing arrangement could cause uncertainty and adversely affect our future bankruptcy trustee revenue and earnings.

        The application of Chapter 7 bankruptcy regulations discourages Chapter 7 trustees from incurring direct administrative costs for computer system expenses. As a result, we provide our products and services to these trustee customers at no direct charge, and these trustee customers agree to deposit the cash proceeds from liquidations of debtors' assets with a designated financial institution with which we have an arrangement. We have arrangements with several financial institutions under which these trustees deposit the liquidated assets at one of those financial institutions. Under these arrangements:

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

        These bankruptcy deposit-based fees are the largest component of our bankruptcy trustee revenues.

        Previously, we maintained an exclusive marketing arrangement established with Bank of America established in November 1993. On April 1, 2004, this exclusive marketing arrangement became a non-exclusive arrangement. During February 2006, the parties extended the non-exclusive arrangement indefinitely. A substantial majority of our bankruptcy trustee revenues are collected through this relationship. Either party may, with appropriate notice, wind down the arrangement over a period of three years, including the notice period. If either party were to terminate this arrangement, we could experience a decline in revenues and earnings as those deposits are transferred.

        Bankruptcy trustee revenues from Bank of America comprised 14%, 38% and 3% of our total revenue recognized for the years ended December 31, 2007, 2006, and 2005, respectively.

Our pricing models for Chapter 7 trustee clients have a component of pricing tied to prevailing interest rates, and a significant decline in interest rates could adversely affect our revenues and earnings.

        Under the Chapter 7 marketing arrangements we have with each depository financial institution, certain fees we earn for deposits placed with those financial institution could have, within certain limits, variability based on fluctuations in short-term interest rates. A significant decline in short-term interest rates could adversely affect our Chapter 7 revenues and earnings.

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

        We have acquired businesses in the past and we may consider opportunities to acquire other companies, assets or product lines that complement or expand our business. If we are unsuccessful in integrating these companies or product lines with our existing operations, or if integration is more difficult than anticipated, we may experience disruptions to our operations. A difficult or unsuccessful integration of an acquired business could have an adverse effect on our results of operations.

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

  •
  diversion of management's attention from other business concerns; and

  •
  adverse effects on existing business relationships with customers.

We have begun to expand our business internationally, which subjects us to additional risks associated with these international operations.

        We have expanded our business internationally by establishing a London office which currently promotes our electronic discovery business. We could expand other businesses internationally and we could enter other world markets. It may require significant management attention and financial resources to develop successful global markets. In addition, new operations in geographies we may enter may not be immune from possible government monitoring or intrusion.

        Global operations are subject to additional inherent risks, including certain risks that are not present with our domestic operations, and our future results could be adversely affected by a variety of uncontrollable and changing factors. These include:

  •
  Foreign currency fluctuation risks, as our existing global business is conducted n the local functional currency and future global business is also likely to be conducted in the local functional currency;

  •
  Difficulties and costs in recruiting effective management for international operations;

  •
  Foreign certification, licensing and regulatory requirements, which may be substantially more complex or burdensome than our domestic requirements;

  •
  Unexpected changes in foreign regulatory requirements;

  •
  Risk associated with selecting partners for foreign expansions, including marketing agents, distributors or other strategic partners for particular markets;

  •
  Changes to or reduced protection of intellectual property rights in some countries;

  •
  Reduced protection of confidential consumer information in some countries;

  •
  Different or additional functionality requirements for our software and services; and

  •
  Changes to or reduced protection of intellectual property rights in some countries.

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

        The software and internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan, and could require us to pay monetary damages or enter into royalty or licensing agreements. In addition, certain customer agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. An adverse determination could also prevent us from offering our service to others, which could result in a loss of revenues and profits.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and diversion of management time and attention from operational activities to compliance activities.

        Compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and Nasdaq Global Market rules, are time consuming and expensive. We have spent substantial amounts of management time and have incurred substantial legal and accounting expense in complying with the Sarbanes-Oxley Act and regulatory initiatives resulting from that Act. Complying with these laws and regulations also creates uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

        We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources.

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

Future government legislation or changes in court rules could adversely affect one or more of our business segments.

        Our products and services are not directly regulated by the government. Each of our three business segments is, however, directly or indirectly affected by federal and state laws and regulations and court rules. For example, legislation or court rule changes in 2005 and 2006 affected our bankruptcy segment, our settlements and claims segment and our electronic discovery segment.

        In April 2005, the federal Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 was passed. The intent of this legislation, which became effective October 2005, is to move certain individual bankruptcy filings from Chapter 7, which liquidates most of the debtor's assets and discharges most of the debtor's liabilities, to Chapter 13 which does not liquidate the debtor's assets but which requires a debtor to pay disposable income to their creditors. The impact of the bankruptcy reform legislation was to increase bankruptcy filings prior to the effective date of the law in fiscal 2005 with a corresponding decrease in bankruptcy filings in fiscal 2006 and 2007.

        In February 2005, federal class action and tort reform legislation was passed by Congress. The primary impact of this federal legislation is to require that certain types of class action lawsuits be brought in federal court rather than state courts. This legislation has resulted in an increase in filings in federal district courts and/or removals from state courts to federal courts. The slower processing of class action lawsuits in federal courts could delay the ultimate settlement of those cases, which could adversely affect the timing of services we provide in those cases. Similar to this recent federal legislation, there have been various efforts at the state level to modify and reform the laws and procedures related to class action and mass tort.

        In April 2006, the United States Supreme Court approved certain amendments to the Federal Rules of Civil Procedure regarding the discovery in litigation of certain "electronically stored information." These amendments became effective on December 1, 2006.

        Future federal or state legislation or court rules, or court interpretations of those laws and rules, could adversely affect the businesses we serve and thus could have an adverse impact on our revenues and results of operations.

Our quarterly results have fluctuated in the past and may fluctuate in the future. If they do, our operating results may not meet the expectations of securities analysts or investors. This could cause fluctuations in the market price of our common stock.

        Our quarterly results have fluctuated during the past and may fluctuate in the future. Our quarterly revenues and operating results are increasingly difficult to forecast. It is possible that our future quarterly results from operations from time to time will not meet the expectations of securities analysts or investors. This could cause a material decrease in the market price of our common stock.

        Our business will continue to be affected by a number of factors, any one of which could substantially affect our results of operations for a particular fiscal quarter. Specifically, our quarterly results from operations can vary due to:

  •
  the initiation or termination of a large settlements and claims or electronic discovery engagement;

  •
  the timing, size, cancellation or rescheduling of customer orders;

  •
  fluctuations in short-term interest rates or bankruptcy trustees' deposit balances;

  •
  unanticipated expenses related to software maintenance or customer service; and

  •
  unexpected legal or regulatory expenses.

The market price of our common stock may be volatile even if our quarterly results do not fluctuate significantly.

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

        We presently do not intend to pay any cash dividends on our common stock. In addition, certain terms of our contingent convertible subordinated notes restrict our payment of dividends while the notes are outstanding, and certain provisions in our credit facility may restrict our ability to pay dividends in the future. Subject to any financial covenants in current or future financing agreements that directly or indirectly restrict the payment of dividends, the payment of dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, our financial condition and any other factors that the board of directors may consider. We currently intend to retain all earnings for use in the operation and expansion of our business or for potential future debt repayment. As a result, the success of an investment in our common stock will depend entirely upon its future appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

The use of our common stock to fund acquisitions or to refinance debt incurred for acquisitions could dilute existing shares.

        We have used our common stock to partly fund acquisitions and to refinance debt. During November 2007, we issued 5.0 million shares of common stock and used approximately $74.0 million of the net proceeds to pay debt outstanding under our credit facility. During November 2005, we issued approximately 1.8 million shares of common stock in connection with our nMatrix (now Epiq eDiscovery Solutions) acquisition. During June 2004, we issued $50.0 million of convertible notes, which are convertible into approximately 4.3 million shares of common stock based upon a conversion price of $11.67 per share, to refinance a portion of the purchase price for the Poorman-Douglas (now Epiq Class Action & Claims Solutions) acquisition.

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

        Some provisions of our articles of incorporation could make it more difficult for a third party to acquire control of our company, even if the change of control would be beneficial to certain shareholders. For example, our articles of incorporation include "blank check" preferred stock provisions, which permit our board of directors to issue one or more series of preferred stock without shareholder approval. In conjunction with the issuance of a series of preferred stock, the board is authorized to fix the rights of that series, including voting rights, liquidation preferences, conversion rights and redemption privileges. The board could issue a series of preferred stock to a friendly investor and use one or more of these features of the preferred stock to discourage or prevent a takeover of the company. Additionally, our articles of incorporation do not permit cumulative voting in the election of directors. Cumulative voting, if available, would enable minority shareholders to elect one or more representatives to the board in certain circumstances, which could be used by third parties to facilitate a takeover of our company that was opposed by our board or management.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in a 49,000-square-foot facility in Kansas City, Kansas. This owned property serves as collateral under our credit facility. We also have significant leased offices in New York City and in metropolitan Portland, Oregon, and maintain smaller leased offices in Chicago, Miami, Washington, D.C., Los Angeles, Philadelphia and London.

ITEM 3.    LEGAL PROCEEDINGS

        We occasionally become involved in litigation arising in the normal course of business. There is no currently pending or, to the knowledge of management, threatened material litigation against us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A special meeting of the shareholders was held on February 8, 2008, at which the shareholders of record as of December 31, 2007, approved a proposal to amend our articles of incorporation to increase the total number of authorized shares of common stock from 50,000,000 to 100,000,000. The results of the voting at the special meeting were as follows:

	For	Against	Abstain
Amend the articles of incorporation to approve an increase in authorized shares	32,120,560	1,902,283	9,792

        No other matters were submitted to a vote of the shareholders at the special meeting.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded under the symbol "EPIQ" on the Nasdaq Global Market. The following table shows the reported high and low sales prices for the common stock for the calendar quarters of 2007 and 2006 as reported by Nasdaq. All sales prices have been revised to reflect our 3 for 2 stock split, effected in the form of a 50% stock dividend, payable June 7, 2007 to holders of record as of May 24, 2007.

	2007		2006
	High	Low	High	Low
First Quarter	$13.59	$10.99	$15.60	$12.03
Second Quarter	18.28	13.56	12.75	9.88
Third Quarter	20.18	14.02	11.42	9.68
Fourth Quarter	20.72	15.92	11.73	9.54

Holders

        As of February 19, 2008, there were approximately 100 owners of record of our common stock and approximately 4,500 beneficial owners of our common stock.

Dividends

        At this time, we intend to retain our earnings for use in the operation and expansion of our business or for potential future debt repayment and do not expect to declare or pay any cash dividends during the foreseeable future. Under the terms of our contingent convertible subordinated notes, we are restricted from payment of dividends while the notes are outstanding. Thereafter, the payment of dividends is within the discretion of our board of directors and will depend upon various factors, including future earnings, capital requirements, financial condition, the terms of our credit facility, and other factors deemed relevant by the board of directors. There is no restriction on the ability of our subsidiaries to transfer funds to the parent company in the form of cash dividends, loans or advances.

Equity Compensation Plan Information

        The following table sets forth as of December 31, 2007 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,328,000	$10.91	2,086,000
Equity compensation plans not approved by security holders	495,000	$13.27	—
Total	7,823,000	$11.06	2,086,000

        As of December 31, 2007, equity compensation plans approved by security holders consist of our 1995 Stock Option Plan and our 2004 Equity Incentive Plan, both as amended. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares available under the 2004 Equity Incentive Plan. Securities remaining available for future issuance under our 2004 Equity Incentive Plan may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock.

        As of December 31, 2007, equity compensation plans not approved by security shareholders consist of stock options issued in conjunction with our acquisition of nMatrix. Inducement stock options were issued in conjunction with the execution of employment agreements with certain key employees of nMatrix to become employees of our newly acquired subsidiaries. In accordance with the Nasdaq corporate governance rules, shareholder approval of each of these inducement stock option grants was not required.

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

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Performance Graph

        The following Performance Graphs and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such a filing.

        The following graphs show the total shareholder return of an investment of $100 in cash for (i) Epiq's common stock, (ii) the Nasdaq Stock Market Computer and Data Processing Services Index (the "Nasdaq Computer Index"), and (iii) the Standard & Poor's 500 Index (the "S&P 500 Index") for our last five fiscal years (December 31, 2002 through December 31, 2007) and for the period beginning on the date of our initial public offering through the end of the last fiscal year (February 4, 1997 through December 31, 2007). All values assume reinvestment of the full amount of any dividends. The Nasdaq Computer Index and the S&P 500 Index are calculated by Standard & Poor's Institutional Market Services.

        The five-year graph assumes that $100.00 was invested in our common stock on December 31, 2002, at the price of $10.18 per share, the closing sales price on that date. The second graph assumes that $100.00 was invested in our common stock on February 4, 1997, the date of our initial public offering, at the price of $0.93 per share, the closing sales price on that date (after giving effect to the stock splits and stock dividends paid by Epiq). The closing sales prices were used for each index on December 31, 2002 or February 4, 1997, as applicable, and all dividends were reinvested. No cash dividends have been declared on our common stock. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Five-Year Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EPIQ SYSTEMS, INC.
S&P 500 INDEX AND NASDAQ COMPUTER & DATA PROCESSING

ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

Performance Graph Since Initial Public Offering

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EPIQ SYSTEMS, INC.
S&P 500 INDEX AND NASDAQ COMPUTER & DATA PROCESSING

ASSUMES $100 INVESTED ON FEB. 4, 1997
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical financial data for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 (in thousands, except per share data).

	Years Ended December 31,
	2007	2006	2005	2004	2003
Income Statement Data:
Total revenue from continuing operations	$174,413	$224,170	$106,330	$98,368	$59,780
Income (loss) from continuing operations	6,929	35,131	(3,842)	(7,290)	9,595
Income (loss) from discontinued operations	—	—	—	667	(5,818)
Net income (loss)	6,929	35,131	(3,842)	(6,623)	3,777
Income (loss) per share—Diluted from continuing operations	$0.21	$1.05	$(0.14)	$(0.27)	$0.35
from discontinued operations	$—	$—	$—	$0.02	$(0.21)
Net income (loss) per share—Diluted	$0.21	$1.05	$(0.14)	$(0.25)	$0.14
Balance Sheet Data:
Total assets	$392,794	$382,220	$418,471	$244,317	$143,186
Long-term debt	58,266	83,873	145,906	74,499	3,066

        During January 2003, we acquired the member interests of BSI (now Epiq Bankruptcy Solutions). The acquisition was accounted for using the purchase method of accounting with the operating results included in our statements of operations since the date of acquisition.

        In October 2003 we entered into a three-year arrangement related to our Chapter 7 bankruptcy trustee business that included various elements which had previously been provided on a standalone basis. As a result, for the final quarter of 2003 and for the years ended December 31, 2005 and 2004 we deferred substantially all of our Chapter 7 bankruptcy trustee revenue. The $59.7 million of revenue deferred during these periods related to this arrangement was recognized during the year ended December 31, 2006. The effect of this was to: (i) reduce revenue recognized for the years ended December 31, 2005, 2004 and 2003 with a corresponding increase in revenue recognized for the year ended December 31, 2006; and (ii) substantially decrease net income for the year ended December 31, 2003 and to incur a net loss for the years ended December 31, 2005 and 2004, with a corresponding increase in net income for the year ended December 31, 2006. Effective October 1, 2006, we entered into a new arrangement with this depository financial institution; this new arrangement does not include provisions related to software upgrades. Accordingly, we now recognize this revenue based on a contingent usage based revenue model and, during the year ended December 31 2007, we did not defer any bankruptcy trustee revenue or recognize any previously deferred bankruptcy trustee revenue.

        During November 2003, the decision was made to dispose of our infrastructure software business and the business was sold in April 2004. Accordingly, all revenues, cost of sales, operating expenses, assets and liabilities related to infrastructure software have been reclassified as discontinued operations for all periods presented.

        During January 2004, we acquired the equity of P-D Holding Corp. and its wholly-owned operating subsidiary, Poorman-Douglas Company (now Epiq Class Action & Claims Solutions). The acquisition was accounted for using the purchase method of accounting with the operating results included in our statements of operations since the date of acquisition.

        During October 2005, we acquired the equity of Hilsoft, Inc. The acquisition was accounted for using the purchase method of accounting with the operating results included in our statements of operations since the date of acquisition. See note 13 of the notes to consolidated financial statements.

        During November 2005, we acquired the equity of nMatrix (now Epiq eDiscovery Solutions). The acquisition was accounted for using the purchase method of accounting with the operating results included in our statements of operations since the date of acquisition. See note 13 of the notes to consolidated financial statements.

        Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment. We elected to adopt SFAS No. 123R using the modified version of prospective application. Using this method, we recognized compensation costs of $5.6 million and $5.4 million for the years ended December 31, 2007 and 2006, respectively. Prior to January 1, 2006, share-based payments were accounted for using the intrinsic method pursuant to APB 25, Accounting for Stock Issued to Employees. As the options were granted at an option price equal to fair market value of the common stock on the date of grant, we did not recognize any compensation cost related to share-based compensation for periods ended on or before December 31, 2005. See note 12 of the notes to the consolidated financial statements.

        During May 2006, we acquired the net assets of Gazes LLC and placed these assets in a newly formed subsidiary, Epiq Advisory Services (now Epiq Preference Solutions). The acquisition was accounted for using the purchase method of accounting with the operating results included in our statements of operations since the date of acquisition. See note 13 of the notes to consolidated financial statements.

        Effective January 1, 2007, we adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application of FIN 48 requires numerous estimates based on available information. We consider many factors when evaluating and estimating our tax positions and tax benefits, and our recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As we obtain additional information, we may need to periodically adjust our recognized tax positions and tax benefits. These periodic adjustments had the net effect of decreasing tax expense by approximately $0.2 million during 2007, and may affect our tax expense in future years. See note 10 of the notes to the consolidated financial statements.

        In November 2007, we completed a registered offering of 5,000,000 shares of common stock and received net proceeds of approximately $78.6 million.

        All per share amounts have been adjusted to reflect the 3-for-2 stock split, effected as 50% stock dividend, paid on June 7, 2007 to holders of record as of May 24, 2007.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        This discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in this Form 10-K.

Management's Overview

Electronic Discovery Segment

        Our electronic discovery business provides processing and search and review services to companies and the litigation departments of law firms. Our eDataMatrix™ software analyzes, filters, deduplicates and produces documents for review. Produced documents are made available primarily through our hosted website, and our DocuMatrix™ software allows for efficient plaintiff and defendant counsel review and data requests.

        Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the electronic discovery process for complex litigation matters.

        The substantial increase of electronic documents by businesses has changed the dynamics of how attorneys support discovery in complex litigation matters. According to the 2007 Socha-Gelbmann Electronic Discovery Survey, the 2006 domestic commercial electronic discovery revenues were estimated at $2.0 billion, an approximate 51% increase from 2005. According to this same source, the market is expected to continue to grow at year over year annual rates of 33% for 2007, 28% for 2008 and 23% for 2009. Due to the complexity of cases, the volume of data that are maintained electronically, and the volume of documents that are produced in all types of litigation, we anticipate that law firms will become increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

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

  •
  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in fiscal year 2007, accounted for approximately 60% of all bankruptcy filings. In a Chapter 7 case, the debtor's assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors. Chapter 7 cases typically last several years.

  •
  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in fiscal year 2007, accounted for approximately 39% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last several years.

        The participants in these bankruptcy proceedings include the debtor, the debtor's counsel, the creditors, the bankruptcy judge, and the professional bankruptcy trustee.

        Our end-user customers are professional bankruptcy trustees. The Executive Office for United States Trustees, a division of the U.S. Department of Justice, appoints all bankruptcy trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The bankruptcy trustee's primary responsibilities include liquidating the debtor's assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court. Trustees manage an entire caseload of bankruptcy cases simultaneously.

        The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we have developed marketing arrangements with various financial institutions under which we provide the bankruptcy trustee case management software and related services and the financial institution provides the bankruptcy trustee with deposit-related banking services. The bankruptcy trustee segment's primary source of revenue is deposit-based fees, earned primarily as a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support (PCS) services, as well as the number of cases managed by a Chapter 13 bankruptcy trustee. The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates.

Settlements and Claims Segment

        Our settlements and claims segment supports the administration of complex legal proceedings that involve notification of a class of claimants or creditors and the administration of funds related to settlement with the class of claimants or creditors for Chapter 11 bankruptcies and class action and mass tort lawsuits.

        Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in fiscal year 2007, accounted for approximately 1% of all bankruptcy filings. Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 cases typically last several years.

        Class action and mass tort refer to litigation in which class representatives bring a lawsuit against a defendant company or other persons on behalf of a large group of similarly affected persons (the class). Mass tort refers to class action cases that are particularly large or prominent. The class action and mass tort marketplace is significant, with estimated annual tort claim costs of approximately $250 billion in 2006, according to a study issued in 2007 by Towers Perrin. Administrative costs, which include costs, other than defense costs, incurred by either the insurance company or self-insured entity in the administration of claims, comprise approximately 20% of this total. Key participants in this marketplace include law firms that specialize in representing class action and mass tort plaintiffs and other law firms that specialize in representing defendants.

        Our customers are companies that are administering the settlement or resolution of class action cases and debtor corporations that have filed a plan of reorganization. We sell our services directly to those customers; however, our relationships with other interested parties, including legal counsel, often provide access to these customers.

        Significant sources of revenue include:

  •
  Fees contingent upon the month-to-month delivery of case management services, such as claims processing, claims reconciliation, professional services, call center support, and controlled disbursements. The amount we earn varies primarily on the size and complexity of the engagement;

  •
  Legal noticing services to parties of interest in bankruptcy and class action matters, including direct notification and media campaign and advertising management, in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement; and

  •
  Reimbursement for costs incurred, primarily related to postage on mailing services.

Critical Accounting Policies

        We consider our accounting policies related to revenue recognition, share-based compensation, business combinations, goodwill, identifiable intangible assets, income taxes and derivative financial instruments to be critical policies in understanding our historical and future performance.

        Revenue recognition.    We provide two groups or classes of services—case management services and document management services. Case management solutions provide clients with integrated technology-based products and services for the automation of various administrative tasks. Document management solutions include proprietary technology and production services to ensure timely, accurate and complete execution of the many documents associated with multi-faceted legal cases and communications applications.

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

  •
  Legal noticing services to parties of interest in bankruptcy and class action matters, including direct notification and media campaign and advertising management in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement; and

  •
  Reimbursement for costs incurred, primarily related to postage on mailing services.

Non-Software Arrangements

        Services related to electronic discovery and settlements and claims are billed based on volume and are evaluated pursuant to Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables. For these contractual arrangements, we have identified the following deliverable services:

  •
  Electronic Discovery

  •
  Data processing

  •
  Hosting

  •
  Settlements and Claims

  •
  Consulting

  •
  Claims administration

  •
  Printing and mailing

  •
  Document management

  •
  Notice campaigns

  •
  Toll free customer support

  •
  Web site design/hosting

        Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables. We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such similar services. Lastly, our arrangements do not include general rights of return. Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting under EITF 00-21. We allocate revenue to the various units of accounting in our arrangements based on the fair value of each unit of accounting, which is generally consistent with the stated prices in our arrangements. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period in accordance with Staff Accounting Bulletin Topic 13, Revenue Recognition (SAB Topic 13). As the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured. Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as deferred revenue until all revenue recognition criteria have been satisfied. If we are unable to establish the fair value of each element on a standalone basis or based on third-party evidence of fair value of such similar services, we may not be able to recognize revenue for services until the contract is complete, which would likely have a material effect on our consolidated financial statements.

Software Arrangements

        For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support (PCS) services, all at no charge to the trustee. The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement. We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits placed by the trustees with that financial institution, from the financial institution related to the software license, hardware lease, hardware maintenance, and PCS services. We account for the software license and PCS elements in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). Since we have not established vendor specific objective evidence (VSOE) of the fair value of the software license, we do not recognize any revenue on delivery of the software. The software element is deferred and included with the remaining undelivered element, which is PCS. This revenue, when recognized, is included as a component of case management services revenue. Revenue related to PCS is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution. Accordingly, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants' Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee becomes fixed or determinable at the time actual usage occurs and collectability is probable. This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2, since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. If our contractual arrangements were to change, we may not be able to recognize revenue until the contract was complete or substantially complete, which would likely have a material effect on our consolidated financial statements.

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

Reimbursements

        We have revenue related to the reimbursement of certain costs, primarily postage. Consistent with guidance provided by EITF No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, reimbursed postage and other reimbursable direct costs are recorded gross in the consolidated statements of operations as "Operating revenue from reimbursed direct costs" and as "Reimbursed direct costs".

        Share-based compensation.    Effective January 1, 2006, we have accounted for share-based compensation pursuant to SFAS No. 123R, Share-Based Payment (SFAS 123R). SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. As a result of our adoption of SFAS No. 123R, during the years ended December 31, 2007 and 2006 we recognized expense related to share options issued prior to but unvested as of January 1, 2006 as well as expense related to share options issued subsequent to January 1, 2006. For share options issued after January 1, 2006, the share options were also valued using the Black-Scholes option valuation model. Key assumptions for the Black-Scholes option valuation model include expected volatility, expected term of share options granted, the expected risk-free interest rate, and the expected dividend rate. We estimate our expected volatility based on implied volatilities from traded share options on our stock and on our stock's historical volatility. We have estimated the expected term of our share options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior. The expected risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Historically, we have not paid dividends and we do not anticipate paying dividends in the foreseeable future; accordingly, our expected dividend rate is zero. We recognize this expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Due to the numerous assumptions involved in calculating share-based compensation expense, the expense recognized in our consolidated financial statements may differ significantly from the value realized by employees on exercise of the share-based instruments. In accordance with the methodology prescribed by SFAS 123R, we do not adjust our recognized compensation expense to reflect these differences. Recognition of share-based compensation expense had, and will likely continue to have, a material affect on our direct cost of services and general and administrative line items within our consolidated statements of operations and also may have a material affect on our deferred income taxes and additional paid-in capital line items within our consolidated balance sheets. Adoption of SFAS No. 123R affects the classification within our consolidated statement of cash flows of certain tax benefits as certain tax benefits formerly classified as an operating cash flow are now classified as a financing cash flow. To date, the only share-based compensation we have issued is share options. For additional information related to our adoption of SFAS No. 123R, see note 12 of the notes to the consolidated financial statements.

        Business combination accounting.    We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future. Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed. The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the estimated fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. Certain identifiable intangible assets, such as customer lists and covenants not to compete, are amortized based on the pattern in which the economic benefits of the intangible assets are consumed over the intangible asset's estimated useful life. The estimated useful life of amortizable identifiable intangible assets ranges from two to fourteen years. Goodwill is not amortized. Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results.

        Goodwill.    We assess goodwill, which is not subject to amortization, for impairment as of each July 31 and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. This assessment is performed at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We develop an estimate of the fair value of each reporting unit using both a market approach and an income approach. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit's goodwill. For each reporting unit, the fair value estimate for our 2007 annual assessment was consistent with the fair value estimate as of January 1, 2007, the date at which we revised the structure of our operating segments.

        A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units.

        The estimate of fair value is highly subjective and requires significant judgment related to the estimate of the magnitude and timing of future reporting unit cash flows. If we determine that the estimated fair value of any reporting unit is less than the reporting unit's carrying value, then we will recognize an impairment charge. If goodwill on our consolidated balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition. Our recognized goodwill totaled $260.7 million as of December 31, 2007.

        Identifiable intangible assets.    Each period we evaluate whether events and circumstances warrant a revision to the remaining estimated useful life of each identifiable intangible asset. If we were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset's remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life.

        Additionally, information developed during our annual assessment, or other events and circumstances, may indicate that the carrying value of one or more identifiable intangible assets is not recoverable and its fair value is less than the identifiable intangible asset's carrying value and would result in recognition of an impairment charge.

        A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets' carrying value, net of amortization, was $34.3 million as of December 31, 2007.

        Income Taxes.    A deferred tax asset or liability recognized for the anticipated future tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements and for operating loss and tax credit carryforwards. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Realization of the deferred tax assets is dependent on our ability to generate sufficient future taxable income and, if necessary, execution of our tax planning strategies. In the event we determine that sufficient future taxable income, taking into consideration tax planning strategies, may not generate sufficient taxable income to fully realize net deferred tax assets, we may be required to establish or increase valuation allowances by a charge to income tax expense in the period such a determination is made. This charge may have a material impact on recognized income tax expense on our consolidated statement of operations. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recognition of a change in enacted tax rates may have a material impact on recognized income tax expense and on our consolidated statements of operations.

        Effective January 1, 2007, we adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application of FIN 48 requires numerous estimates based on available information. We consider many factors when evaluating and estimating our tax positions and tax benefits, and our recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As we obtain additional information, we may need to periodically adjust our recognized tax positions and tax benefits. These periodic adjustments may have a material impact on our consolidated statements of operations. The cumulative effect of applying the provisions of FIN 48 was reported as an adjustment to the opening balance of retained earnings as of January 1, 2007. The cumulative effect adjustment does not include items that would not be recognized in earnings, such as the effect on tax positions related to business combinations. For additional information related to our adoption of FIN 48, see note 10 of the notes to the consolidated financial statements.

        Derivative financial instruments.    SFAS 133 establishes accounting and reporting standards for derivative instruments. For a derivative instrument not designated as an accounting hedge, the gain or loss is recognized in earnings in the period of change. In August of 2007, we purchased interest rate floor options with a notional value of $800 million, and these instruments were not designated as accounting hedges. The interest rate floor options were purchased in negotiated transactions. As a result, we cannot determine the fair value of the interest rate floor options based on quoted prices in active markets for identical assets. Instead, as of each period end we estimate the fair value of the interest rate floor options based on quoted prices for similar assets in active markets and based on inputs other than quoted prices, primarily interest rates and yield curves, which are observable. Changes in these estimates, included as a component of other operating expenses, may have a material impact on our consolidated statements of operations. If the one-month LIBOR increased by 100 basis points, we estimate the effect would be to decrease income before taxes by approximately $1.6 million and that there would be no effect on our cash flow. If the one-month LIBOR decreased by 100 basis points, we estimate the effect would be to increase income before taxes by approximately $4.1 million and that there would be no effect on our cash flow.

Results of Operations for the Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

Revenue

        Total revenue from operations of $174.4 million for the year ended December 31, 2007 represents an approximate $49.8 million, or 22%, decrease compared with $224.2 million of revenue for the prior year. Total revenue includes operating revenue from reimbursed direct costs, which are presented as a separate line item captioned "Operating revenue from reimbursed direct costs" on our consolidated statements of operations. While operating revenue from reimbursed direct costs may fluctuate significantly from period to period, these fluctuations have a minimal effect on our income (loss) from operations as we realize little or no margin from this revenue. Operating revenue before reimbursed direct costs, also presented as a separate line item on our consolidated statements of operations, decreased $48.1 million, or approximately 24%, to $151.6 million for the year ended December 31, 2007 compared with $199.7 million for the same period in the prior year. This decrease is primarily the result of an approximate $61.4 million decrease in bankruptcy trustee revenue before reimbursed direct costs and an approximate $4.4 million decrease in settlements and claims revenue before reimbursed direct costs, partly offset by an approximate $17.7 million increase in electronic discovery operating revenue before reimbursed direct costs. As more fully explained under the caption "Significant Accounting Policies—Revenue Recognition" in note 1 to the consolidated financial statements, the decrease in bankruptcy trustee operating revenue before reimbursed direct costs is primarily attributable to the recognition during 2006, of approximately $59.7 million of revenue, deferred beginning in October 2003, following delivery of the final specified software upgrade pursuant to a specific arrangement that expired September 30, 2006. All revenue is directly related to a segment and changes in revenue by segment are discussed below.

Operating Expenses

        Direct cost of services decreased approximately 14% to $41.5 million for the year ended December 31, 2007 compared with $48.3 million for the prior year. This decrease is primarily attributable to a $6.2 million decrease in legal noticing expense combined with a $3.2 million decrease in outside services, partly offset by a $1.1 million increase in compensation related expense and a $0.8 million increase in rent expense. Changes by segment are discussed below.

        Direct cost of bundled products and services decreased approximately $0.2 million, or approximately 6%, to $3.7 million for the year ended December 31, 2007 compared with $3.9 million for the prior year primarily as a result of decreased compensation expense. Changes by segment are discussed below.

        Reimbursed direct costs decreased approximately $2.0 million, or approximately 8%, to $22.6 million for the year ended December 31, 2007 compared with $24.6 million for the prior year. This decrease directly corresponds to the decrease in operating revenue from reimbursed direct costs.

        General and administrative expenses increased approximately 16%, to $62.5 million for the year ended December 31, 2007 compared with $54.1 million for the prior year. The increase is primarily attributable to a $7.3 million increase in compensation expense, primarily due to additional staffing to support growth in our electronic discovery business, combined with a $3.1 million increase in bonus expense, as well as an approximate $0.7 million increase in travel expenses and an approximate $0.4 million increase in rent expense. Changes by segment are discussed below.

        Depreciation and software and leasehold amortization increased $2.7 million, or approximately 26%, to $12.8 million for the year ended December 31, 2007 compared with $10.1 million for the prior year. This increase primarily results from an increase of approximately $2.5 million in depreciation and amortization expense related to purchased and internally developed software and the related hardware primarily required to support the expansion of our electronic discovery business.

        Amortization of intangibles decreased approximately $2.1 million, or 18%, to $9.5 million for the year ended December 31, 2007 compared with $11.6 million for the prior year, primarily as certain customer contract intangibles, primarily related to our settlements and claims business, and certain trade name intangibles, primarily related to our electronic discovery business, became fully amortized in 2007.

        Other operating expenses, which include the mark-to-market adjustment for the purchased interest rate floor options as well as acquisition related expenses, reflect $1.1 million of income for the year ended December 31, 2007 compared with $0.3 million of expense for the prior year. A portion of our bankruptcy trustee pricing is tied to short-term interest rates, and an increase or decrease in the short-term interest rate may result in corresponding changes in bankruptcy trustee revenue. To mitigate our interest rate risk, during the third quarter of 2007, we purchased LIBOR based interest rate floors with strike prices ranging from 1.75% to 2.75% and a notional value of $800 million. These instruments were not designated as accounting hedges. At the end of each period, we estimate the fair value of these instruments and the change in market value is recognized as a component of other operating expenses. The adjustment for the year ended December 31, 2007 resulted in the recognition of $1.1 million of income. Subsequent to December 31, 2007, we terminated these interest rate floor options and received cash of approximately $5.1 million. We did not recognize any acquisition related expenses during the year ended December 31, 2007 compared with $0.3 million recognized for the year ended December 31, 2006.

Interest Expense

        Interest expense decreased $1.5 million to $12.0 million for the year ended December 31, 2007 compared with $13.5 million for the prior year. This decrease is primarily related to a $2.0 million decrease in interest expense related to our credit facility and a $0.5 million decrease in the amortization of loan fees, partly offset by a $1.1 million increase in net expense related to the holders' right to extend the maturity of the notes by up to three years.

        The decrease in interest expense related to our credit facility is primarily due to a decrease in outstanding borrowings from approximately $118.0 million as of the beginning of 2006 to approximately $77.0 million as of September 30, 2007. In November 2007, we used proceeds from a registered offering of our common shares to repay the credit facility in full. Loan amortization expense decreased as the fees related to our contingent convertible subordinated notes became fully amortized during June 2007.

        During April 2007, the holders of the contingent convertible subordinated notes exercised their right to extend the maturity of the convertible notes from June 2007 to June 2010. As a result, we will continue to pay interest, at a rate of 4% per annum, during the extension period on any notes that remain outstanding (the holders of the notes may chose at any time to convert some or all of the notes into our common shares—see note 5 of the notes to the consolidated financial statements for additional information regarding this conversion right). We estimated the fair value of the option immediately prior to the note holders' vote to extend and recorded a final adjustment to the fair value of the option to extend the notes' maturity. This final adjustment was recorded as a charge to interest expense, resulting in an estimated fair value expense of $2.5 million during 2007 compared to an estimated fair value expense of $0.4 million during 2006. We are currently amortizing the exercise date fair value of the option as a reduction to interest expense over the term of the extension, which partly offsets the increase to interest expense related to recognition of the estimated fair value of the right to extend the maturity of the contingent convertible subordinated notes.

Effective Tax Rate

        Our effective tax rate was 37.0% for the year ended December 31, 2007 compared with an effective rate of 39.4% for the prior year. Our tax rate is generally higher than the statutory federal rate primarily due to state and local taxes. Several of our subsidiaries operate in New York City and are subject to state and local tax rates which are higher than the tax rates assessed by other jurisdictions where we operate. The decrease in the effective tax rate compared with the prior year is primarily due to the reversal of valuation allowance related to our United Kingdom net operating loss carryforward. Prior to 2007, we established a valuation allowance for the full amount of the net operating loss carryforward asset. The subsidiary generated taxable income in 2007 and we utilized a portion of the net operating loss carryforward. During the fourth quarter of 2007, we determined that it was more likely than not that the net operating loss would be fully utilized within the carryforward period. Accordingly, we reversed the valuation allowance related to the remaining net operating loss carryforward asset.

Net Income (Loss)

        We had net income of $6.9 million for the year ended December 31, 2007 compared with $35.1 million for the prior year. This change is primarily the result of a $48.1 million decrease in operating revenue before reimbursed direct costs and an $8.5 million increase in general and administrative expense, partly offset by a $9.1 million decrease in direct costs and an $18.8 million decrease in tax expense, all for the year ended December 31, 2007 compared with the prior year. The decrease in operating revenue before reimbursed direct costs is primarily the result of a $61.4 million decrease in bankruptcy trustee operating revenue before reimbursed direct costs, largely attributable to the recognition during 2006 of revenue which was deferred beginning in October 2003 (as more fully explained under the "Business Segments—Bankruptcy Trustee Segment" caption below), and a $4.4 million decrease in settlements and claims operating revenue before reimbursed direct costs, largely the result of a decrease in legal notification revenue, partly offset by a $17.7 million increase in electronic discovery operating revenue before reimbursed direct costs. The increase in general and administrative expenses is primarily the result of a $7.3 million increase in compensation related expenses, largely attributable to additional staffing, primarily to support growth in our electronic discovery business, and an increase in bonus expense. The decrease in direct costs is primarily the result of a $6.2 million decrease in legal notification costs, largely attributable to the decline in legal noticing revenue, and a $3.2 million decrease in outside services. The decrease in tax expense is primarily the result of the recognition of previously deferred bankruptcy trustee revenue during 2006.

Business Segments

        The following management discussion and analysis is presented on a basis consistent with our segment disclosure contained in note 14 of our notes to consolidated financial statements.

Electronic Discovery Segment

        Electronic discovery operating revenue before reimbursed direct costs increased approximately $17.7 million, or 56%, to $49.1 million for the year ended December 31, 2007 compared with $31.4 million for the prior year. This increase is primarily attributable to projects from existing clients as well as an expansion of our client base. Hosting and processing services accounted for approximately $17.3 million of this increase, the remainder of the increase is related to ancillary professional services provided to our clients.

        Electronic discovery direct costs and general and administrative expenses increased approximately $7.8 million, or 46%, to $24.8 million for the year ended December 31, 2007 compared with $17.0 million for the same period in the prior year. The increase during the year ended December 31,

2007 compared with the prior year is primarily due to expanded staffing and increased sales related commissions, resulting in a $5.2 million increase in compensation related expenses, $1.6 million of expense related to the relocation and expansion of our data center facilities, an increase in equipment and software maintenance and rent expense of $0.5 million, and an increase in relocation expense and travel related expenses of $0.6 million.

Bankruptcy Trustee Segment

        Bankruptcy trustee operating revenue before reimbursed direct costs decreased approximately 65% to $32.9 million for the year ended December 31, 2007 compared with $94.2 million for the prior year. As more fully explained under the caption "Significant Accounting Policies, Revenue Recognition" in note 1 to the consolidated financial statements, this decrease is primarily the result of our revenue recognition related to a specific arrangement in 2006 with our primary depository financial institution. During the second quarter of 2006, we delivered the final software upgrade specified under this arrangement. As the only remaining undelivered element was PCS services and as the contract terminated September 30, 2006, during 2006 we recognized, in accordance with SOP 97-2, $59.7 million of revenue that had been deferred during the period October 1, 2003 through December 31, 2005. Effective October 1, 2006, we entered into a new arrangement with this depository financial institution; this new arrangement does not include provisions related to software upgrades. Accordingly, we now recognize this revenue based on a contingent usage based revenue model and, during the year ended December 31 2007, we did not defer any bankruptcy trustee revenue or recognize any previously deferred bankruptcy trustee revenue. The remaining decrease of approximately $1.6 million in bankruptcy trustee operating revenue before reimbursed is primarily attributable to a decline in average trustee deposits during 2007 compared with 2006 as a result of the decrease in bankruptcy filings during 2006 and 2007.

        Bankruptcy trustee direct costs and general and administrative expenses decreased approximately $0.2 million, or 2%, to $11.2 million for the year ended December 31, 2007 compared with $11.4 million for the prior year, reflecting a bankruptcy trustee operating cost structure for 2007 that was consistent with the prior year's cost structure.

Settlements and Claims Segment

        Settlements and claims operating revenue before reimbursed direct costs decreased approximately $4.4 million, or 6%, to $69.7 million for the year ended December 31, 2007 compared with $74.1 million for the prior year. This decrease is the result of a $6.9 million decrease in document management revenue partly offset by a $2.5 million increase in case management revenue. Requirements in cases and the size of cases will vary from period to period creating variations in both document management and case management services. The decrease in document management revenue is primarily attributable to a decline in legal noticing requirements compared with the prior year. The increase in case management revenue is primarily the result of increased requirements and size of cases compared to the prior year, resulting in a $2.6 million increase in professional fees.

        Settlement and claims direct costs and general and administrative expenses decreased approximately $10.7 million, or approximately 13%, to $70.1 million for the year ended December 31, 2007 compared with $80.8 million for the prior year. This decrease is primarily the result of a $6.2 million reduction in the cost of legal noticing, a $3.4 million decrease in outside services, and a $1.9 million decrease in reimbursed direct costs, partly offset by a $0.3 million increase in compensation related expenses. Legal noticing expense generally fluctuates directly with legal noticing revenue and outside services costs will vary depending on the timing of cases and the specific services required by the client.

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

Revenue

        Total revenue from operations of $224.2 million for the year ended December 31, 2006 represents an approximate $117.9 million, or 111%, increase compared with $106.3 million of revenue for the prior year. Total revenue includes operating revenue from reimbursed direct costs, which are presented as a separate line item captioned "Operating revenue from reimbursed direct costs" on our consolidated statements of operations. While operating revenue from reimbursed direct costs may fluctuate significantly from period to period, these fluctuations have a minimal effect on our income (loss) from operations as we realize little or no margin from this revenue. Operating revenue before reimbursed direct costs, also presented as a separate line item on our consolidated statements of operations, increased approximately $117.0 million, or 142%, to $199.7 million for the year ended December 31, 2006 compared with $82.7 million for the same period in the prior year. This increase is primarily the result of an approximate $85.1 million increase in bankruptcy trustee revenue before reimbursed direct costs, an approximate $4.2 million increase in settlements and claims revenue before reimbursed direct costs, and an approximate $27.8 million increase in electronic discovery operating revenue before reimbursed direct costs. All revenue is directly related to a segment and changes in revenue by segment are discussed below.

Operating Expenses

        Direct cost of services increased approximately $18.1 million, or 60% to $48.3 million for the year ended December 31, 2006 compared with $30.2 million for the prior year. This increase is primarily attributable to an approximate $16.0 million increase in direct costs of services related to our recently acquired entities. Changes by segment are discussed below.

        Direct cost of bundled products and services increased approximately $0.1 million, or approximately 3%, to $3.9 million for the year ended December 31, 2006 compared with $3.8 million for the prior year primarily as a result of increased compensation costs. Changes by segment are discussed below.

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

        Depreciation and software and leasehold amortization expenses increased $2.8 million, or approximately 39%, to $10.1 million for the year ended December 31, 2006 compared with $7.3 million for the prior year, primarily as a result of an approximate $2.2 million increase related to our recently acquired entities. The remainder of the increase is primarily the result of a $0.7 million increase in internally developed software amortization due to our ongoing investment in software development.

        Amortization of intangibles increased approximately 72% to $11.6 million for the year ended December 31, 2006 compared with $6.8 million for the prior year, primarily related to an increase in identifiable intangible assets related to our recently acquired entities.

        Other operating expenses for both years consisted entirely of acquisition related expenses. Acquisition related expenses of $0.3 million for the year ended December 31, 2006 result from non-capitalized expenses for bonuses, legal, accounting and valuation services, and travel incurred in connection with potential and completed transactions compared to $3.0 million for the prior year.

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

Effective Tax Rate

        Our effective tax rate to record tax expense was 39.4% for the year ended December 31, 2006 compared with an effective rate to record the tax benefit related to our net loss of 38.4% for the prior year. Our tax rate is generally higher than the statutory federal rate primarily due to state and local taxes. Several of our subsidiaries operate in New York City and are subject to state and local tax rates which are higher than the tax rates assessed by other jurisdictions where we operate. The change in our 2006 effective tax rate compared to the prior year's benefit is primarily the result of the effect of nondeductible expenses on pre-tax income in 2006 versus a pre-tax loss in 2005.

Net Income (Loss)

        We had net income of $35.1 million for the year ended December 31, 2006 compared with a net loss of $3.8 million for the prior year. This change is primarily the result of an $85.9 million increase in revenue from case management bundled products and services, partly offset by $22.8 million in tax expense for the year ended December 31, 2006 compared with a tax benefit of $2.4 million for the prior year, a $7.7 million increase in depreciation and software and intangible asset amortization expenses, a $6.7 million increase in interest expense, and a $5.4 million increase in share-based compensation expense. The increase in case management bundled revenue, as more fully explained under the "Bankruptcy Trustee Segment" caption below, primarily related to the recognition during 2006 of revenue which was deferred beginning in October 2003. The change in tax expense is largely the result the recognition of income during 2006 compared with a loss during the prior year. The increase in depreciation and software and intangible asset amortization expense is largely attributable to the depreciation and amortization of assets acquired by acquisition during 2005. The increase in interest expense is primarily the result of additional bank debt incurred to finance these acquisitions. The increase in share-based compensation expense resulted from the adoption as of January 1, 2006, of the SFAS 123R, which resulted in recognition of expense related to issued and unvested stock options.

Business Segments

        The following management discussion and analysis is presented on a basis consistent with our segment disclosure contained in note 14 of our notes to consolidated financial statements.

Electronic Discovery Segment

        We entered the electronic discovery market through our acquisition of nMatrix on November 15, 2005, and nMatrix has been included in our results of operations since that date. Electronic discovery operating revenue before reimbursed direct costs increased approximately $27.8 million to $31.4 million for the year ended December 31, 2006 compared with $3.6 million for the prior year. This increase is primarily attributable to the inclusion of a full year of operating results for the year ended December 31, 2006 compared with the inclusion of less than two months of operating results for the year ended December 31, 2005.

        Electronic discovery direct costs and general and administrative expenses increased to $17.0 million for the year ended December 31, 2006 compared with $1.1 million for the same period in the prior year. This increase is primarily attributable to the inclusion of a full year of operating results for the year ended December 31, 2006 compared with the inclusion of less than two months of operating results for the year ended December 31, 2005.

Bankruptcy Trustee Segment

        Bankruptcy trustee operating revenue before reimbursed direct costs increased approximately $85.1 million to $94.2 million for the year ended December 31, 2006 compared with $9.1 million for the prior year. This increase is due primarily to an $85.9 million increase in revenue from case management bundled products and services. This increase primarily relates to an arrangement which began October 1, 2003 and ended September 30, 2006. As of December 31, 2005, we had deferred recognition of $59.7 million in revenue pending delivery of a final specified software upgrade under the contract provisions. As a result of this final delivery, we recognized the $59.7 million of previously deferred revenue during 2006. Additionally, we recognized, through the end of the arrangement, revenue for bundled software license, software upgrades and postcontract customer support services delivered during 2006. We also recognized revenue related to software licenses and postcontract customer support services delivered under a new arrangement, which commenced October 1, 2006.

        Bankruptcy trustee direct costs and general and administrative expenses decreased slightly to $11.4 million for the year ended December 31, 2006 compared with $11.9 million for the prior year, reflecting a bankruptcy trustee operating cost structure for 2006 that was consistent with the prior year's cost structure.

Settlements and Claims Segment

        Settlements and claims operating revenue before reimbursed direct costs increased approximately $4.2 million to $74.1 million for the year ended December 31, 2006 compared with $69.9 million for the prior year. This increase is primarily attributable to an $11.8 million increase in legal noticing revenue, primarily due to the inclusion of Hilsoft operating results for the entire year compared with inclusion of only two months operating results for the prior year, partially offset by a decline in direct noticing revenue and professional fees primarily as a result of fewer class action retentions.

        Settlement and claims direct costs and general and administrative expenses increased approximately $16.2 million, or approximately 25%, to $80.8 million for the year ended December 31, 2006 compared with $64.6 million for the same period in the prior year. This increase is primarily attributable to a $10.3 million increase in legal noticing expense, primarily due to the inclusion of Hilsoft operating results for the entire year compared with inclusion of only two months operating results for the prior year, combined with a $2.5 million increase in outside services costs and a $0.7 million increase in reimbursable direct costs. Legal noticing expense generally fluctuates directly with legal noticing revenue and outside services costs will vary depending on the timing of cases and the specific services required by the client.

Liquidity and Capital Resources

Operating Activities

        During the year ended December 31, 2007, our operating activities provided net cash of $36.2 million. The primary sources of cash from operating activities was net income of $6.9 million, adjusted for $27.2 million of non-cash charges and credits, primarily depreciation and amortization expense of $22.3 million and share-based compensation of $5.6 million, and cash resulting from changes in operating assets and liabilities of $2.1 million. The most significant changes in operating assets and liabilities include a $3.0 million source of cash related to income taxes, net of the excess tax benefit related to share-based compensation, and a $1.7 million source of cash related to accounts payable and other liabilities, partly offset by a $2.1 million use of cash related to prepaid expenses and other assets and a $0.6 million use of cash related to trade accounts receivable. The source or use of cash related to income taxes will fluctuate from period to period based on the timing of estimated tax payments, the receipt of refunds due, and the amount of our deduction related to the exercise of employee stock options. The source or use of cash related to accounts payable and accrued liabilities will fluctuate from period to period based on the timing of payments made and the amount of accrued bonus and other compensation. For the year ended December 31, 2007, the source of cash related to accounts payable and accrued liabilities was primarily from an increase in accrued compensation, partly offset by decreases in accrued professional fees, accrued interest, and accounts payable. The use of cash related to prepaid expense and other assets is primarily related to the purchase of interest rate option floors during 2007. Trade accounts receivable will fluctuate from period to period depending on the timing of collections.

Investing Activities

        During the year ended December 31, 2007, we used cash of approximately $14.8 million to purchase property, equipment and third-party software. Our property, equipment and third-party software purchases consisted primarily of computer-related hardware, purchased software, and leasehold improvements to support the expansion of our electronic discovery business. Enhancements to our existing software and development of new software used cash of approximately $4.8 million to fund internal costs related to development of software for which technological feasibility has been established. We believe that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending over the next year.

Financing Activities

        During the year ended December 31, 2007, we paid in full our credit facility, using approximately $19.0 million of cash from operations and approximately $74.0 million from proceeds received pursuant to an equity offering. During the year, we also paid $3.4 million as a principal reduction on deferred acquisition price, and we paid $1.0 million due on capital leases. Financing sources of cash consisted primarily of $78.6 million of net proceeds from a 5.0 million common share equity offering and $9.4 million of net proceeds from stock issued in connection with the exercise of employee share options. As a result of the adoption of SFAS 123R, we also classify a portion of the tax benefit, referred to as excess tax benefit, that we realize on exercise of employee share options as a financing cash flow. The effect of this accounting change was to recognize $0.6 million of excess tax benefit as a financing cash flow rather than as an operating cash flow.

        As of December 31, 2007, our borrowings consisted of $54.0 million (including the carrying value of the embedded option) from the contingent convertible subordinated notes, which bears interest at 4% based on the $50.0 million principal amount, and approximately $7.6 million of obligations related to capitalized leases and deferred acquisition price. During 2007, the term of our contingent convertible subordinated notes was extended to June 2010. The notes will require the use of $50.0 million of cash at the extended maturity date if the note holders do not convert the notes into shares of our common stock. The holders of the contingent convertible subordinated notes have the right to convert at a price of approximately $11.67 per share. If any or all notes are converted into shares of our common stock prior to the scheduled maturity of those notes, then there will be no cash requirements associated with those converted notes, other than the regular payment of interest earned prior to the conversion date.

        As of December 31, 2007 we did not have any borrowings outstanding under our $100.0 million senior revolving loan. We have the right to borrow against the senior revolving loan until it matures in November 2008. During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million. Interest on the credit facility is generally based on a spread, not to exceed 300 basis points, over the LIBOR rate. As of December 31, 2007, significant financial covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.00 to 1.00, a senior leverage ratio not to exceed 2.00 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00. As of December 31, 2007, we were in compliance with all covenants in our credit facility, including all financial covenants.

        We may pursue acquisitions in the future. Covenants contained in our credit facility and in our contingent convertible subordinated notes may limit our ability to consummate an acquisition. Pursuant to the terms of our credit facility, we generally cannot incur indebtedness outside the credit facility with the exception of capital leases and additional subordinated debt, with a limit of $100.0 million of aggregate subordinated debt. Furthermore, for any acquisition we must be able to demonstrate that, on a pro forma basis, we would be in compliance with our covenants during the four quarters prior to the acquisition and we must obtain bank permission for any acquisition for which cash consideration exceeds $65.0 million or total consideration exceeds $125.0 million.

        Our current credit facility matures in November 2008. Given our ability to obtain financing in the past, our historical cash flows from operations, and our banking relationships, we anticipate that, if necessary, we will be able to establish a new credit facility on commercially reasonable terms. We believe that the funds generated from operations plus our existing cash resources and amounts available under our credit facility will be sufficient over the next 12 months, and for the foreseeable future thereafter, to finance currently anticipated working capital requirements, internal software development expenditures, property, equipment and third party software expenditures, deferred acquisition price agreements and capital leases, interest payments due on our outstanding borrowings, and payments for other contractual obligations.

Off-balance Sheet Arrangements

        Although we generally do not utilize off-balance sheet arrangements in our operations, we enter into operating leases in the normal course of business. Our operating lease obligations are disclosed below under "Contractual Obligations" and also in note 6 of the notes to consolidated financial statements.

Contractual Obligations

        The following table sets forth a summary of our contractual obligations and commitments, excluding periodic interest payments, as of December 31, 2007 (in thousands).

Payments Due By Period
(In Thousands)

Contractual Obligation(1)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term obligations and future accretion(2)	$56,093	$2,593	$53,000	$500	$—
Interest payments(3)	6,317	2,428	3,862	27	—
Employment agreements(4)	4,413	2,115	2,110	188	—
Capital lease obligations	1,790	798	931	61	—
Operating leases	39,396	6,465	11,410	10,234	11,287

Total	$108,009	$14,399	$71,313	$11,010	$11,287

(1)
Approximately $5.7 million of unrecognized tax benefits are not included in this contractual obligations table due to the uncertainty related to the timing of any payments.

(2)
Convertible debt is included at stated value of the principal redemption and excludes the carrying value of the embedded option, which will not be paid in cash. The holders of the contingent convertible subordinated notes have the right to convert at a price of approximately $11.67 per share. Any conversion to our common stock of part or all of the convertible debt will reduce our cash obligation related to the convertible debt. A portion of the purchase price for acquisitions was paid in the form of non-interest bearing notes or below market rate notes, which were discounted using an appropriate imputed rate. The discounts are accreted over the life of the note and each period's accretion is added to the principal of the respective note. The amount in the above contractual obligation table includes both the notes' principal, as reflected on our December 31, 2007 consolidated balance sheet, and all future accretion.

(3)
Represents payments on fixed interest debt and assumes all contingent convertible subordinate notes are held to the extended maturity date.

(4)
In conjunction with acquisitions, we have entered into employment agreements with certain key employees of the acquired companies.

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management is still evaluating the impact, if any, that the adoption of SFAS 157 and FSP 157-2 will have on our financial position, results of operations, or cash flows.

        In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

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

        In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes guidelines for the recognition and measurement of assets, liabilities and equity in business combinations. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is still evaluating the impact, if any, that the adoption of SFAS 141(R) will have on our financial position, results of operations, or cash flows.

        In December 2007, FASB issued Statement of Financial Accounting Standards No, 160, Noncontrolling Interest In Consolidated Financial Statements, (SFAS 160). SFAS 160 changes the way in which noncontrolling interests in subsidiaries are measured and classified on the balance sheet. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is still evaluating the impact, if any, that the adoption of SFAS 160 will have on our financial position, results of operations, or cash flows.

        In April 2007, FASB issued Staff Position FIN 39-1, Amendment of FASB Interpretation No. 39, FSP FIN 39-1. FSP FIN 39-1 changes the terms of FASB 39 to now include derivative instruments within its scope. It also all permits reporting entities to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in FSP FIN 39-1 is to be applied in the first fiscal years beginning after November 15, 2007. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. During the third quarter of 2007, we purchased three year interest rate floor options, referenced to one-month LIBOR and with various strike prices, with a notional value of $800 million. Our interest rate floor options create a market risk for us. As of December 31, 2007, the interest floor options had an estimated fair value of $2.7 million. If the one-month LIBOR increased by 100 basis points, we estimate the effect would be to decrease income before taxes by approximately $1.6 million. If the one-month LIBOR decreased by 100 basis points, we estimate the effect would be to increase income before income taxes by approximately $4.1 million. These estimated changes in income before income taxes would not affect our cash flows. We do not actively manage the market risk related to these instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements appear following Item 15 of this Report.

Supplementary Data—Quarterly Financial Information

        The following table sets forth the quarterly financial data for the quarters of the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	(Unaudited) Quarters
	1st	2nd	3rd	4th
Year ended December 31, 2007
Total revenue	$41,128	$44,206	$44,847	$44,232
Gross profit(1)	22,271	25,104	27,098	25,079
Net income	150	1,794	2,424	2,561
Net income per share—Basic(2)	$0.01	$0.06	$0.08	$0.08
Net income per share—Diluted(2)	$0.01	$0.06	$0.07	$0.07
Year ended December 31, 2006
Total revenue	$38,218	$100,496	$39,032	$46,424
Gross profit(1)	15,538	80,616	23,365	21,053
Net income (loss)	(1,749)	36,292	2,681	(2,093)
Net income (loss) per share—Basic(2)(3)	$(0.06)	$1.25	$0.09	$(0.07)
Net income (loss) per share—Diluted(2)(3)	$(0.06)	$1.06	$0.09	$(0.07)

(1)
Gross profit is calculated as total revenue less direct costs of services, reimbursed direct costs, and the portion of depreciation and software amortization attributable to direct costs of services.

(2)
The sum of the quarters may not equal the total of the respective year's net income (loss) per share due to changes in the weighted average shares outstanding throughout the year.

(3)
All per share amounts have been adjusted to reflect the 3 for 2 stock split effected as a 50% stock dividend paid on June 7, 2007. See note 7 to the consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

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

  •
  Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

        In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears beginning on page 42.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Epiq Systems, Inc.
Kansas City, Kansas

        We have audited the internal control over financial reporting of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 4, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the change in accounting for uncertainty in income taxes upon the adoption of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standard No. 109."

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 4, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  The following documents are filed as a part of this report:
(1)
Financial Statements. The following consolidated financial statements, contained on pages F-1 through F-37 of this report, are filed as part of this report under Item 8 "Financial Statements and Supplementary Data."
Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets—December 31, 2007 and 2006
Consolidated Statements of Operations—Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Stockholders' Equity—Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows—Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules. Epiq Systems, Inc. and subsidiaries for each of the years in the three-year period ended December 31, 2007.
Schedule II—Valuation and Qualifying Accounts
(3)	Exhibits. Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2008

EPIQ SYSTEMS, INC.
By:	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director

        In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Name and Title	Date

/s/ TOM W. OLOFSON Tom W. Olofson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2008
/s/ CHRISTOPHER E. OLOFSON Christopher E. Olofson	President, Chief Operating Officer and Director	March 4, 2008
/s/ ELIZABETH M. BRAHAM Elizabeth M. Braham	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 4, 2008
/s/ DOUGLAS W. FLEMING Douglas W. Fleming	Director of Finance, Chief Accounting Officer (Principal Accounting Officer)	March 4, 2008
/s/ W. BRYAN SATTERLEE W. Bryan Satterlee	Director	March 4, 2008
/s/ EDWARD M. CONNOLLY, JR. Edward M. Connolly, Jr.	Director	March 4, 2008
/s/ JAMES A. BYRNES James A. Byrnes	Director	March 4, 2008
/s/ JOEL PELOFSKY Joel Pelofsky	Director	March 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Epiq Systems, Inc.
Kansas City, Kansas

        We have audited the accompanying consolidated balance sheets of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Epiq Systems, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Financial Accounting Standards Board Statement No. 123(R), "Share-Based Payment" and the Company changed its method of accounting for uncertainty in income taxes upon adoption of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standard No. 109."

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2008, expressed an unqualified opinion on the internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 4, 2008

EPIQ SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	As of December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,415	$5,274
Trade accounts receivable, less allowance for doubtful accounts of $1,437 and $1,684, respectively	33,925	33,066
Prepaid expenses	2,888	2,537
Other current assets	4,571	2,385

Total Current Assets	54,799	43,262

LONG-TERM ASSETS:
Property and equipment, net	32,403	23,153
Internally developed software costs, net	9,808	9,611
Goodwill	260,684	260,609
Other intangibles, net of accumulated amortization of $33,248 and $25,387, respectively	34,310	43,840
Other	790	1,745

Total Long-term Assets, net	337,995	338,958

Total Assets	$392,794	$382,220

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,401	$7,930
Accrued compensation	7,430	3,514
Deposits	1,618	1,978
Deferred revenue	1,234	1,073
Other accrued expenses	2,389	4,143
Current maturities of long-term obligations	3,326	70,488

Total Current Liabilities	23,398	89,126

LONG-TERM LIABILITIES:
Deferred income taxes	19,390	23,307
Other long-term liabilities	8,058	1,735
Long-term obligations (excluding current maturities)	58,266	83,873

Total Long-term Liabilities	85,714	108,915

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; 50,000,000 shares authorized; issued and outstanding—35,276,569 and 29,218,259 shares at December 31, 2007 and 2006, respectively	353	292
Additional paid-in capital	231,984	136,947
Accumulated other comprehensive income	4	18
Retained earnings	51,341	46,922

Total Stockholders' Equity	283,682	184,179

Total Liabilities and Stockholders' Equity	$392,794	$382,220

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2007	2006	2005
REVENUE:
Case management services	$96,612	$76,534	$53,042
Case management bundled products and services	26,424	87,716	1,771
Document management services	28,601	35,472	27,874

Operating revenue before reimbursed direct costs	151,637	199,722	82,687
Operating revenue from reimbursed direct costs	22,776	24,448	23,643

Total Revenue	174,413	224,170	106,330

OPERATING EXPENSES:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	41,470	48,345	30,225
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	3,700	3,921	3,809
Reimbursed direct costs	22,618	24,583	23,756
General and administrative	62,546	54,071	31,072
Depreciation and software and leasehold amortization	12,766	10,113	7,288
Amortization of intangibles	9,531	11,629	6,751
Other operating (income) expense, net	(1,094)	283	2,984

Total Operating Expenses	151,537	152,945	105,885

INCOME FROM OPERATIONS	22,876	71,225	445

INTEREST EXPENSE (INCOME):
Interest expense	11,973	13,468	6,809
Interest income	(92)	(208)	(122)

Net Interest Expense	11,881	13,260	6,687

INCOME (LOSS) BEFORE INCOME TAXES	10,995	57,965	(6,242)
PROVISION (BENEFIT) FOR INCOME TAXES	4,066	22,834	(2,400)

NET INCOME (LOSS)	$6,929	$35,131	$(3,842)

NET INCOME (LOSS) PER SHARE INFORMATION:
Basic	$0.23	$1.21	$(0.14)
Diluted	$0.21	$1.05	$(0.14)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	30,424	29,099	27,138
Diluted	32,564	34,573	27,138

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Thousands)

	As of December 31,
	2007	2006	2005
PREFERRED SHARES (2,000 authorized)	—	—	—
COMMON SHARES (50,000 authorized):
Shares, beginning of year	29,218	28,880	26,826
Shares issued upon exercise of options	1,059	338	211
Shares issued upon stock offering	5,000
Shares issued in acquisition of business	—	—	1,843

Shares, end of year	35,277	29,218	28,880

COMMON STOCK—PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$292	$289	$268
Proceeds from exercise of options	11	3	2
Net proceeds from equity offering	50
Shares issued in acquisition of business	—	—	19

Balance, end of year	353	292	289

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	136,947	128,388	102,649
Proceeds from exercise of options	9,433	2,627	1,027
Net proceeds from equity offering	78,505
Share-based income tax benefit	1,497	575	496
Share-based compensation expense	5,602	5,357	—
Shares issued in acquisition of business	—	—	24,216

Balance, end of year	231,984	136,947	128,388

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year	18	—	—
Foreign currency translation adjustment	(14)	18	—

Balance, end of year	4	18	—

RETAINED EARNINGS:
Balance, beginning of year	46,922	11,791	15,633
Cumulative effect of adoption of FIN 48, Accounting For Uncertainty in Income Taxes (note 10)	(2,510)
Net income	6,929	35,131	(3,842)

Balance, end of year	51,341	46,922	11,791

TOTAL STOCKHOLDERS' EQUITY	$283,682	$184,179	$140,468

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

(In Thousands)

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,929	$35,131	$(3,842)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Expense (benefit) for deferred income taxes	(2,534)	19,995	(9,864)
Depreciation and software amortization	12,766	10,113	7,288
Change in valuation of embedded option and convertible debt	1,788	844	1,034
Amortization of intangible assets	9,531	11,629	6,751
Share-based compensation expense	5,602	5,357	—
Other, net	(3)	887	2,162
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(612)	2,255	(3,141)
Prepaid expenses and other assets	(2,091)	(430)	(330)
Accounts payable and other liabilities	1,686	3,067	3,126
Deferred revenue	161	(59,151)	24,742
Excess tax benefit related to share-based compensation	(583)	(234)	—
Income taxes payable	3,572	4,973	(688)

Net cash provided by operating activities	36,212	34,436	27,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,796)	(6,431)	(4,555)
Internally developed software costs	(4,813)	(4,563)	(2,269)
Cash paid for acquisition of businesses, net of cash acquired	—	(3,586)	(110,533)
Purchase of short-term investments	—	—	6,000
Sale of short-term investments	—	—	(6,000)
Other investing activities, net	330	(71)	527

Net cash used in investing activities	(19,279)	(14,651)	(116,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	44,000	14,000	99,028
Proceeds from long-term debt	—	—	7,813
Debt issuance costs	—	(281)	(938)
Payments on revolver	(122,028)	(29,000)	(11,000)
Payments under long-term debt and capital lease obligations	(19,346)	(15,656)	(6,109)
Excess tax benefit related to share-based compensation	583	234	—
Net proceeds from equity offering	78,555	—	—
Proceeds from exercise of stock options	9,444	2,629	1,031

Net cash (used in) provided by financing activities	(8,792)	(28,074)	89,825

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,141	(8,289)	233
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,274	13,563	13,330

CASH AND CASH EQUIVALENTS, END OF YEAR	$13,415	$5,274	$13,563

See accompanying notes to consolidated financial statements.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of Epiq Systems, Inc. ("Epiq") and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications

        Certain prior year amounts have been reclassified, based on the aggregation rules contained in the Security and Exchange Commission's Regulation S-X, Rule 5-02, to conform with the current year presentation.

Stock Split

        On May 17, 2007, the board of directors approved a 3 for 2 stock split, effected in the form of a 50% stock dividend, payable June 7, 2007 to holders of record as of May 24, 2007. The total number of authorized common shares was unchanged by the split. All per share and shares outstanding data in the consolidated financial statements and the accompanying notes have been revised to reflect the stock split.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and in banks and all liquid investments with original maturities of three months or less at the time of purchase.

Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review the accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectibility issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations.

Software Development Costs

        Certain internal software development costs incurred in the creation of computer software products for sale, lease or otherwise to be marketed are capitalized once technological feasibility has

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

been established. Capitalized costs are amortized, beginning in the period the product is available for general release, based on the ratio of current revenue to current and estimated future revenue for each product with minimum annual amortization equal to the straight-line amortization over the remaining estimated economic life of the product. Certain internal software development costs incurred in the creation of computer software products for internal use are capitalized when the preliminary project phase is complete and when management, with the relevant authority, authorizes and commits funding to the project and it is probable the project will be completed and the software will be used to perform the function intended. Capitalized costs are amortized, beginning in the period each module or component of the product is ready for its intended use, on a straight-line basis over the estimated economic life of the product.

Goodwill and Identifiable Intangible Assets

        Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business acquistions accounted for under the purchase method. Goodwill is not amortized but is assigned to a reporting unit and tested for impairment at least annually and between annual tests if events or changes in circumstances have indicated that the assets might be impaired. Generally, fair value represents discounted projected future cash flows and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit's goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit's goodwill over the implied fair value. Our annual impairment test, performed as of July 2007 and using a discounted cash flow analysis to determine the fair value of each reporting unit, indicated that there were no impairments.

        Identifiable intangible assets, resulting from various business acquisitions, consist primarily of customer relationships and agreements not to compete. Identifiable intangible assets are amortized on a straight-line basis over their estimated economic benefit period, generally from five to ten years. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable.

Impairment of Long-lived Assets

        Following the guidance provided in Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal Long-Lived Assets, we reviewed long-lived assets for impairment, using our best estimates of operating cash flows based on reasonable and supportable assumptions and projections, whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.

Deferred Loan Fees

        Incremental, third party costs related to establishing credit facilities are capitalized and amortized based on the terms of the related debt. The unamortized costs are included as a component of other

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

long-term assets on our consolidated balance sheets. Amortization costs are included as a component of interest expense on our consolidated statements of operations.

Share-Based Compensation

        On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.

        We elected to adopt SFAS No. 123R using the modified version of prospective application. Under the modified version of prospective application, we have recognized compensation costs related to share-based compensation beginning January 1, 2006. We recognize this expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Prior to 2006, we accounted for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which required compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Compensation cost related to share-based compensation for the year ended December 31, 2005 is reflected on a pro forma basis in note 12 of these consolidated financial statements.

Income Taxes

        A deferred tax asset or liability recognized for the anticipated future tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements and for operating loss and tax credit carryforwards. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Effective January 1, 2007, we adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application of FIN 48 requires

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

numerous estimates based on available information. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The cumulative effect of applying the provisions of FIN 48 was reported as an adjustment to the opening balance of retained earnings as of January 1, 2007. The cumulative effect adjustment does not include items that would not be recognized in earnings, such as the effect on tax positions related to business combinations. For additional information related to our adoption of FIN 48, see note 10 of the consolidated financial statements.

Revenue Recognition

        We have agreements with clients pursuant to which we deliver various services each month.

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

  •
  Legal noticing services to parties of interest in bankruptcy and class action matters, including direct notification and media campaign and advertising management in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement; and

  •
  Reimbursement for costs incurred, primarily related to postage on mailing services.

Non-Software Arrangements

        Services related to electronic discovery and settlements and claims are billed based on volume and are evaluated pursuant to Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables. For these contractual arrangements, we have identified the following deliverable services:

  •
  Electronic Discovery

  •
  Data processing

  •
  Hosting

  •
  Settlements and Claims

  •
  Consulting

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Claims administration

  •
  Printing and mailing

  •
  Document management

  •
  Notice campaigns

  •
  Toll free customer support

  •
  Web site design/hosting

        Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables. We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such similar services. Lastly, our arrangements do not include general rights of return. Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting under EITF 00-21. We allocate revenue to the various units of accounting in our arrangements based on the fair value of each unit of accounting, which is generally consistent with the stated prices in our arrangements. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period in accordance with Staff Accounting Bulletin Topic 13, Revenue Recognition (SAB Topic 13). As the services are rendered, our fee becomes fixed and determinable, and collectibility is reasonably assured. Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

Software Arrangements

        For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support (PCS) services, all at no charge to the trustee. The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement. We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits placed by the trustees with that financial institution, from the financial institution related to the software license, hardware lease, hardware maintenance, and PCS services. We account for the software license and PCS elements in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). Since we have not established vendor specific objective evidence (VSOE) of the fair value of the software license, we do not recognize any revenue on delivery of the software. The software element is deferred and included with the remaining undelivered element, which is PCS. This revenue, when recognized, is included as a component of case management services revenue. Revenue related to PCS is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution. Accordingly, except for the arrangement described in the following paragraph, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants' Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

becomes fixed or determinable at the time actual usage occurs and collectibility is probable. This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2, since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

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

        During the period October 1, 2003 through September 30, 2006, we had an arrangement with our primary depository financial institution under which we delivered two specified upgrades annually with the last specified upgrade occurring in the second quarter of 2006. This arrangement included specific pricing for each software upgrade and certain special projects in addition to the contingent deposit-based pricing related to the software license, hardware, hardware maintenance, and PCS to each trustee client. Therefore, the software upgrades and special projects were part of a bundled arrangement. Each software upgrade was considered a separate and discrete product and, as we did not sell each software upgrade on a standalone basis, we were unable to establish VSOE of the fair value of the software upgrades. As a result, the licensed software, software upgrade, special projects and PCS were a combined unit of accounting. Since we did not have VSOE of the fair value of each separate upgrade, we deferred recognition of substantially all revenue under this arrangement until the final upgrade was delivered. The ongoing costs related to this arrangement were recognized as expense when incurred. On delivery of the final upgrade during the second quarter of 2006, the only remaining undelivered element was PCS services. In accordance with SOP 97-2, on delivery of the final software upgrade, we recognized revenue previously deferred on a proportionate basis over the three year term of the contract. Revenue for this combined unit of accounting, when recognized, was included as a component of case management services revenue. As the contract terminated September 30, 2006, during 2006 we recognized approximately $59.7 million of revenue which had been deferred as of December 31, 2005.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reimbursements

        We have revenue related to the reimbursement of certain costs, primarily postage. Consistent with guidance provided by EITF No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, reimbursed postage and other reimbursable direct costs are recorded gross in the consolidated statements of operations as "Operating revenue from reimbursed direct costs" and as "Reimbursed direct costs".

Costs Related to Contract Acquisition, Origination, and Set-up

        Staff Accounting Bulletin Topic 13 provides guidance that contract acquisition, origination, and set-up costs may be expensed as incurred or capitalized and amortized in accordance with FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts" or Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct costs of Leases." We have elected to expense these costs as incurred.

Derivative Financial Instruments

        The holders of our contingently convertible subordinated notes had the right to extend the maturity of these notes for a period not to exceed three years. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) the right to extend the maturity of the notes represented an embedded option. The embedded option, which is a derivative financial instrument, was adjusted to estimated fair value at the end of each period, with a final adjustment to an estimated fair value of approximately $4.8 million immediately prior to the April 2007 exercise of the embedded option to extend. This final fair value estimate is being amortized as a credit to interest expense over the period to the extended maturity, which is June 15, 2010. If any convertible debt is converted into shares of our common stock prior to June 15, 2010, the unamortized embedded option value related to those shares will be recognized as a gain in the period the conversion occurs. The estimated fair value and the amortized carrying value of our obligation related to the embedded option was included as a component of our long-term obligations as of December 31, 2007 and 2006, respectively, on our accompanying consolidated balance sheets. Changes in the fair value of the embedded option through the final fair value measurement date in April 2007 and the subsequent amortization of the embedded option fair value were recorded each period as a component of interest expense on our accompanying consolidated statements of operations. Changes in the fair value and carrying value of the embedded option do not affect our cash flows and, accordingly, are reflected as an adjustment to reconcile net income (loss) to net cash from operating activities on our accompanying consolidated statements of cash flows.

        During August 2007, we purchased interest rate floor options that have not been designated as accounting hedges. Pursuant to SFAS 133, at the end of each period we estimate the fair value of the interest rate floor options based on quoted prices for similar assets in active markets and based on inputs other than quoted prices, primarily interest rates and yield curves, which are observable. Changes in these estimates, included as a component of other operating expense (income) on our consolidated statements of operations, may have a material impact on our net income. The fair value of

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

our obligation related to the interest rates floor options has been included as a component of other current assets. Changes in the fair value of the interest rate floor options do not affect our cash flows, and accordingly, are reflected as an adjustment to reconcile net income (loss) to net cash from operating activities on our accompanying consolidated statements of cash flows.

Comprehensive Income

        Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for reporting and display of comprehensive income and its components. Our accumulated other comprehensive income is included as a separate component of shareholders' equity on our consolidated balance sheets. Other comprehensive income is not considered material to the results of operations.

Depreciation and Software and Leasehold Amortization

        The caption "Depreciation and software and leasehold amortization" in the accompanying consolidated statements of operations includes direct costs of approximately $7.1 million, $6.7 million, and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders, increased by the amount of interest expense, net of tax, related to outstanding convertible debt, by the weighted average number of outstanding common shares and incremental shares that may be issued in future periods relating to outstanding share options and convertible debt, if dilutive. When calculating incremental shares related to outstanding share options, we apply the treasury stock method. The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits, net of tax deficiencies, that would be credited to additional paid-in capital on exercise of the share options, are used to repurchase outstanding shares at the average market price for the period.

Segment Information

        Following the guidance provided in Statement of Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related information, we consider how we organize our business internally for making operating decisions and assessing business performance to determine our reportable segments.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods reported. Actual results may differ from those estimates.

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management is still evaluating the impact, if any, that the adoption of SFAS 157 and FSP 157-2 will have on our financial position, results of operations, or cash flows.

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

        In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes guidelines for the recognition and measurement of assets, liabilities and equity in business combinations. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is still evaluating the impact, if any, that the adoption of SFAS 141(R) will have on our financial position, results of operations, or cash flows.

        In December 2007, FASB issued Statement of Financial Accounting Standards No, 160, Noncontrolling Interest In Consolidated Financial Statements, (SFAS 160). SFAS 160 changes the way in which noncontrolling interests in subsidiaries are measured and classified on the balance sheet. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is still evaluating the impact, if any, that the adoption of SFAS 160 will have on our financial position, results of operations, or cash flows.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In April 2007, FASB issued Staff Position FIN 39-1, Amendment of FASB Interpretation No. 39, FSP FIN 39-1. FSP FIN 39-1 changes the terms of FASB 39 to now include derivative instruments within its scope. It also all permits reporting entities to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in FSP FIN 39-1 is to be applied in the first fiscal years beginning after November 15, 2007. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

NOTE 2:    PROPERTY AND EQUIPMENT

        Property and equipment, including leasehold improvements and purchased software, are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful life of each asset or, for leasehold improvements, the lesser of the lease term or useful life. The classification of property and equipment and the related estimated useful lives is as follows (in thousands):

	December 31,
			Estimated Useful Life
	2007	2006
Land	$192	$192
Building and building and leasehold improvements	11,252	9,283	5 - 30 years
Furniture and fixtures	2,472	2,261	5 - 7 years
Computer and purchased software	35,698	26,424	2 - 5 years
Transportation equipment	6,396	6,396	3 - 5 years
Mailroom equipment	1,151	1,015	3 - 5 years
Construction in progress	773	525

	57,934	46,096
Accumulated depreciation and amortization	(25,531)	(22,943)

Property and equipment	$32,403	$23,153

        Computer and purchased software includes property acquired under capital leases. As of December 31, 2007 and 2006, assets acquired under capital lease had a historical cost basis of $2.7 million and $3.0 million, respectively, and accumulated amortization of $0.5 million and $2.4 million, respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 3:    SOFTWARE DEVELOPMENT COSTS

        The following is a summary of software development costs capitalized (in thousands):

	Year Ended December 31,
	2007	2006
Amounts capitalized, beginning of year	$21,282	$16,976
Development costs capitalized	4,813	4,563
Dispositions	(712)	(257)

Amounts capitalized, end of year	25,383	21,282
Accumulated amortization, end of year	(15,575)	(11,671)

Software development costs, net	$9,808	$9,611

        Included in the above are capitalized software development costs for unreleased products of $1.8 million and $2.0 million at December 31, 2007 and 2006, respectively. During the years ended December 31, 2007, 2006 and 2005, we recognized amortization expense related to capitalized software development costs of $4.6 million, $3.7 million, and $2.1 million, respectively.

NOTE 4:    GOODWILL AND INTANGIBLE ASSETS

        Amortizing identifiable intangible assets as of December 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$39,287	$17,863	$39,287	$12,779
Trade names	745	745	2,414	2,301
Non-compete agreements	27,526	14,640	27,526	10,307

	$67,558	$33,248	$69,227	$25,387

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 4:    GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization expense for each year in the three year period ended December 31, 2007 and estimated amortization expense for each of the next five years is as follows (in thousands):

For the Year Ending December 31,
Aggregate amortization expense:
2005	$6,751
2006	11,629
2007	9,531
Estimated amortization expense:
2008	8,361
2009	6,829
2010	6,439
2011	4,706
2012	4,535

        As of December 31, 2007 and December 31, 2006, goodwill had a carrying value of $260.7 million and $260.6 million, respectively. The $0.1 million increase in goodwill results from an adjustment of the acquisition date tax basis pursuant to FIN 48, partly offset by a subsequent reversal of the acquisition date tax basis adjustment as certain federal and state tax returns were closed under the statute of limitation and by a purchase price adjustment related to the receipt of cash on final settlement of an escrowed amount related to our acquisition of our electronic discovery business. Goodwill by segment is disclosed in note 14 of these consolidated financial statements.

        As of December 31, 2006 and December 31, 2005, goodwill had a carrying value of $260.6 million and $249.4 million, respectively. The $11.2 million increase in goodwill results from primarily from the acquisition of Epiq Advisory Services.

NOTE 5:    LONG-TERM OBLIGATIONS

        The following is a summary of indebtedness outstanding (in thousands):

	Year Ended December 31,
	2007	2006
Senior term loan	$—	$15,000
Senior revolving loan	—	78,028
Convertible subordinated debt, including embedded option	53,958	52,170
Capital leases	1,790	179
Deferred acquisition price	5,844	8,984

Total long-term obligations, including current portion	$61,592	$154,361

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 5:    LONG-TERM OBLIGATIONS (Continued)

Credit Facilities

        As of December 31, 2006, our credit facility, with KeyBank National Association as administrative agent, consisted of a $15.0 million senior term loan and a $100.0 million senior revolving loan. During April 2007, we paid in full and terminated the senior term loan. During November 2007, we used proceeds from our equity offering to pay in full the senior revolving loan. We did not make any additional borrowings under the senior revolving loan during December 2007, and as such, there were no amounts due under the senior revolving loan as of December 31, 2007. We have the right to borrow against the senior revolving loan until it matures in November 2008. During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.

        The credit facility is secured by liens on our real property and a significant portion of our personal property. Interest on the credit facility is generally based on a spread, not to exceed 300 basis points, over the LIBOR rate.

        Our credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements (EBITDA) and total debt. In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital. As of December 31, 2007, we were in compliance with all financial covenants.

Contingent Convertible Subordinated Notes

        During June 2004, we issued $50.0 million of contingent convertible subordinated notes with a fixed 4% per annum interest rate and an original maturity of June 15, 2007. The holders of the convertible subordinated notes had the right to extend the maturity date by up to three years. In April 2007, the holders exercised this right and the convertible subordinated notes maturity date was extended to June 15, 2010. If we change our capital structure (for example, through a stock dividend or stock split) while the notes are outstanding, the conversion price will be adjusted on a consistent basis and, accordingly, the number of shares of common stock we would issue on conversion would be adjusted. In May 2007, we declared a 3 for 2 stock split, effected as a stock dividend, and paid in June 2007, and we adjusted the conversion ratio to reflect this change in our capital structure. After adjustment for the stock split, the notes are convertible into 4.3 million shares of our common stock at a price of approximately $11.67 per share. We have the right to require that the holders of the convertible subordinated notes convert to equity if our share price exceeds $23.33 on a weighted average basis for 20 consecutive trading days.

        Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the convertible subordinated notes was accounted for as an embedded option subject to bifurcation. The embedded option was initially valued at $1.2 million and the contingent convertible subordinated note balance was reduced by the same amount. The subordinated convertible note was accreted approximately $0.1 million each quarter such that the contingent convertible subordinated note balance, exclusive of the embedded option value, totaled $50.0 million as of the June 15, 2007 original maturity date. On our accompanying consolidated statements of operations, this accretion is a component of interest expense. The embedded option was revalued at each period end

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 5:    LONG-TERM OBLIGATIONS (Continued)

based on the probability weighted discounted cash flows related to the additional 4% interest rate payments resulting from the three year extension of the contingent convertible subordinated notes maturity. During April 2007, the holders of the convertible subordinated notes exercised this right to extend and we performed a final valuation to estimate the fair value of the embedded option as of the approximate date of the extension. The estimated fair value of the embedded option at this date, included as a component of the contingent convertible subordinated note, was approximately $4.8 million. The $4.8 million estimated fair value of the embedded option is amortized as a credit to interest expense over the period to the extended maturity, which is June 15, 2010. If any contingent convertible notes are converted into shares of our common stock prior to June 15, 2010, the unamortized embedded option value related to those shares will be recognized as a gain in the period the conversion occurs. The above changes related to the carrying value of the contingent convertible subordinated note, the estimated fair value of the embedded option, and the amortization of the fair value of the embedded option do not affect our cash flow.

Deferred Acquisition Price

        We have made acquisitions for which a portion of the purchase price was deferred. These deferred payments, which are either non-interest bearing or have a below market interest rate, have been discounted using an appropriate imputed interest rate. As of December 31, 2007 and December 31, 2006, the discounted value of the remaining note payments, for which the final payment is due in 2011, was approximately $5.8 million and $9.0 million, respectively, of which approximately $2.5 million and $3.3 million, respectively, was classified as a current liability in the consolidated balance sheets as of December 31, 2007 and December 31, 2006, respectively.

Scheduled Principal Payments

        Our long-term obligations, consisting of contingent convertible subordinated notes (including the carrying value of the embedded option), deferred acquisition costs, and capitalized leases, mature as follows for years ending December 31 (in thousands):

2008	$3,326
2009	2,318
2010	55,425
2011	523
2012	—

Total	$61,592

NOTE 6:    OPERATING LEASES

        We have non-cancelable operating leases for office space at various locations expiring at various times through 2015. Each of the leases requires us to pay all executory costs (property taxes, maintenance and insurance). Certain of our lease agreements provide for scheduled rent increases during the lease term. Rent expense is recognized on a straight-line basis over the lease term. Also, landlord provided tenant improvement allowances are recorded as a liability and amortized as a

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 6:    OPERATING LEASES (Continued)

reduction to rent expense. Additionally, we have non-cancelable operating leases for office equipment and automobiles expiring through 2011.

        Future minimum lease payments during the years ending December 31 are as follows (in thousands):

	Total Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2008	$6,465	$1,237	$5,228
2009	5,892	289	5,603
2010	5,518	—	5,518
2011	5,006	—	5,006
2012	5,228	—	5,228
Thereafter	11,287	—	11,287

Total minimum lease payments	$39,396	$1,526	$37,870

        Expense related to operating leases, net of sublease income of $0.6 million for the year ended December 31, 2007, was approximately $5.7 million. Lease expense for the years ended December 31, 2006 and 2005 was $5.6 million, and $2.9 million, respectively.

NOTE 7:    STOCKHOLDERS' EQUITY

        Under the terms of our contingent convertible subordinated notes, we are restricted from payment of dividends while the notes are outstanding. Thereafter, the payment of dividends is within the discretion of our board of directors and will depend upon various factors, including future earnings, capital requirements, financial condition, the terms of our credit facility, and other factors deemed relevant by the board of directors. There is no restriction on the ability of our subsidiaries to transfer funds to Epiq in the form of cash dividends, loans or advances.

        On May 17, 2007, the board of directors approved a 3 for 2 stock split, effected in the form of a 50% stock dividend, payable June 7, 2007 to holders of record as of May 24, 2007. The total number of authorized common shares was unchanged by the split. All per share and shares outstanding data in the consolidated financial statements and the accompanying notes have been revised to reflect the stock split.

        During November 2007, we issued 5,000,000 shares of common stock in connection with a registered direct offering. Net proceeds from the offering were approximately $78.6 million.

        On February 8, 2008, at a Special Meeting of the Shareholders of Epiq Systems, Inc., the shareholders approved an amendment to our articles of incorporation to increase the authorized number of shares of common stock from 50,000,000 to 100,000,000.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 8:    EMPLOYEE BENEFIT PLANS

Stock Purchase Plan

        We have an employee stock purchase plan that allows employees to purchase shares of our common stock through payroll deduction. The purchase prices for all employee participants are based on the closing bid price on the last business day of the month.

Defined Contribution Plan

        We have a defined contribution 401(k) plan that covers substantially all employees. We match 60% of the first 10% of employee contributions and also have the option of making discretionary contributions. Our plan contributions were approximately $1.3 million, $1.1 million, and $0.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 9:    FINANCIAL INSTRUMENTS AND CONCENTRATIONS

Fair Value of Financial Instruments

        Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could affect the estimates.

        As of December 31, 2007, the carrying value of cash, cash equivalents, trade receivables, and accounts payable approximate fair value. As of December 31, 2007, the carrying value of our long-term debt instruments, consisting of convertible debt, deferred acquisition price, and capital leases, was approximately $61.6 million, which approximates fair value. We also have interest rate floor options, which were recorded at their estimated fair value of approximately $2.7 million as of the end of December 31, 2007. Fair values were calculated using a pricing model that incorporates assumptions regarding future volatility, interest rates and credit risk.

Significant Customer and Concentration of Credit Risk

        We currently promote our Chapter 7 TCMS® software related products and services through marketing arrangements with various financial institutions. Bank of America has been, and continues to be, a significant partner for these marketing arrangements, and our arrangement with Bank of America is open-ended. Either party may, with appropriate notice, wind down the agreement over a period of three years. Revenues recognized by us from Bank of America, all related to our bankruptcy trustee segment, were approximately 14%, 38% and 3% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, Bank of America represented approximately 11% and 13% of our accounts receivable balance as of December 31, 2007 and 2006, respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 10:    INCOME TAXES

        The following table presents the income (loss) from operations before income taxes and the provision (benefit) for income taxes (in thousands):

	Years Ended December 31,
	2007	2006	2005
Income (loss) before income taxes	$10,995	$57,965	$(6,242)

Provision (benefit) for income taxes
Currently payable (receivable) income taxes
Federal	$5,451	$2,261	$6,996
State	1,145	491	468
Foreign	4	87	—

Total	6,600	2,839	7,464

Deferred income taxes
Federal	(2,232)	17,289	(8,560)
State	(248)	2,725	(1,304)
Foreign	(54)	(19)	—

Total	(2,534)	19,995	(9,864)

Provision (benefit) for income taxes	4,066	22,834	(2,400)

        A reconciliation of the provision (benefit) for income taxes at the statutory rate of 34% for the years ended December 31, 2007, 2006 and 2005 to the provision (benefit) for income taxes at our effective rate is shown below (in thousands):

	Years Ended December 31,
	2007	2006	2005
Computed at the statutory rate	$3,738	$20,288	$(2,122)
Change in taxes resulting from:
State income taxes, net of federal tax effect	592	2,090	(274)
Permanent differences	671	683	299
Foreign tax and change in foreign valuation allowance	(330)	221	—
Research and development credits	(532)	(300)	(196)
Other	(73)	(148)	(107)

Provision (benefit) for income taxes	$4,066	$22,834	$(2,400)

        Taxes related to acquisitions of $0.4 million and $0.5 million were recorded as an increase to goodwill for the years ended December 31, 2007 and 2006, respectively. Taxes related to acquisitions of $0.3 million were recorded as a reduction to goodwill for the year ended December 31, 2005.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 10:    INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	647	778
Share-based compensation	3,910	2,054
Contingent convertible subordinated notes	1,519	900
Intangible assets	278	718
Accrued liabilities	1,794	710
Foreign loss:
Carryforwards	68	228
Valuation allowance	—	(228)
State net operating loss carryforwards	1,215	1,209

Total deferred tax assets	9,431	6,369

Deferred tax liabilities:
Prepaid expenses	766	561
Intangible assets	20,772	21,905
Property and equipment and software development costs	5,878	5,815
Interest rate floor options	481	—
Other	—	82

Total deferred tax liabilities	27,897	28,363

Net deferred tax liability	$(18,466)	$(21,994)

        As of December 31, 2007, we have aggregate state and local operating loss carryforwards of $24.8 million. These carryforwards expire in varying amounts in years 2019 through 2027. Management believes that it is more likely than not that we will be able to utilize these carryforwards and, therefore, no valuation allowance is necessary.

        As of December 31, 2007, we have an operating loss carryforward in the United Kingdom of $0.2 million, resulting in recognition of a $0.1 million deferred tax asset. As of December 31, 2006 we had established a $0.2 million valuation allowance for the full amount of the foreign loss carryforward deferred tax asset. During 2007, we determined that it was more likely than not that the net operating loss would be fully utilized within the carryforward period. Accordingly, we reversed the valuation allowance and reduced tax expense by $0.2 million.

        As a result of certain realization requirements of SFAS 123(R), the deferred tax assets and liabilities shown above exclude certain deferred tax assets relating to state NOL's at December 31, 2007 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $0.1 million if and when such deferred

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 10:    INCOME TAXES (Continued)

tax assets are ultimately realized. We use tax law ordering for the purpose of determining when excess tax benefits have been realized.

        The above net deferred tax asset (liability) is presented on the consolidated balance sheets as follows (in thousands):

	December 31,
	2007	2006
Current deferred income tax asset	$924	$1,313
Long-term deferred income tax liability	(19,390)	(23,307)

Net deferred tax liability	$(18,466)	$(21,994)

        In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosures, and transition.

        We adopted FIN 48 effective January 1, 2007. As a result of the adoption, we recognized additional tax related liabilities of approximately $3.4 million consisting of a $2.5 million reduction to retained earnings and a $0.9 million increase to goodwill related to prior acquisitions. In addition, we reclassified approximately $1.3 million of income tax liabilities from a current liability classification to a non-current liability classification as payment of the liability is not anticipated within one year of the balance sheet date. We also recorded approximately $1.2 million of deferred tax assets relating to the tax benefits associated with interest expense and federal benefits associated with state tax expenses. As of January 1, 2007, the gross amount of unrecognized tax benefits, including penalty and interest was approximately $5.9 million. If recognized, approximately $3.7 million would affect our effective tax rate. As of December 31, 2007, the gross amount of unrecognized tax benefits, including penalty and interest, was approximately $5.7 million. If recognized, approximately $4.2 million would affect our effective tax rate.

        The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

Unrecognized Tax Benefits as of January 1, 2007	$4,801
Gross increases for prior years tax positions	243
Gross decreases for prior years tax positions	(356)
Gross increase for current year tax positions	669
Settlements	(62)
Lapse of statute of limitations	(790)

Unrecognized Tax Benefits at December 31, 2007	$4,505

        We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, and various state jurisdictions. We have also made an evaluation of the potential impact of assessments by state

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 10:    INCOME TAXES (Continued)

jurisdictions in which we have not filed tax returns. In January 2007, the Internal Revenue Service initiated an examination of our 2004 federal income tax return. In the fourth quarter of 2007, we were informed that the examination was completed and that the IRS made no changes to our 2004 reported tax liability. As a result we considered the 2004 federal return effectively settled under FIN 48 guidelines.

        Also in 2007, the State of New York initiated an examination of our 2003 - 2005 New York state income tax returns. As of December 31, 2007 the examination was not concluded. It is possible that the examination will conclude in 2008 and it is reasonably possible that a change in the unrecognized tax benefits may occur within the next twelve months; however, a quantification of an estimated range cannot be made at this time.

        During 2007, federal and state tax returns closed under the statute of limitations. As a result, we recognized $0.9 million of net unrecognized tax benefits, of which $0.5 million decreased goodwill and $0.4 million reduced tax expense.

        As of December 31, 2007, the 2004 - 2006 federal tax returns remained open under the statute of limitations, and 2003 - 2006 state and foreign tax returns remained open. As of December 31, 2007, it is reasonably possible that approximately $0.7 million of net unrecognized tax benefits would be recognized in the following twelve months due to the closing of 2003 and 2004 years for federal and state jurisdictions, of which $0.2 million would affect our effective tax rate and $0.5 million would decrease goodwill.

        As permitted by FIN 48, we have classified interest and penalties as a component of income tax expense. Estimated interest and penalties of classified as a component of income tax expense during 2007 totaled $0.2 million. Accrued interest and penalties, included as a component of "Other long-term liabilities" on the accompanying consolidated balance sheets, totaled $0.7 million and $0.5 million, respectively, as of December 31, 2007.

NOTE 11:    NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders, increased by the amount of interest expense, net of tax, related to outstanding convertible debt, by the weighted average number of outstanding common shares and incremental shares that may be issued in future periods relating to outstanding share options and convertible debt, if dilutive. When calculating incremental shares related to outstanding share options, we apply the treasury stock method. The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits, net of tax deficiencies, that would be credited to additional paid-in capital on exercise of the options, are used to repurchase outstanding shares at the average market price for the period. The treasury

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 11:    NET INCOME (LOSS) PER SHARE (Continued)

stock method is applied only to share grants for which the effect is dilutive. Following is net income (loss) per share information (in thousands, except per share data):

	Year Ended December 31,
	2007			2006			2005
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Basic income (loss) per share from continuing operations	$6,929	30,424	$0.23	$35,131	29,099	$1.21	$(3,842)	27,138	$(0.14)

Effect of dilutive securities:
Stock options		2,140			1,188			—
Convertible debt	—	—		1,209	4,286		—	—

Diluted income (loss) per share from continuing operations	$6,929	32,564	$0.21	$36,340	34,573	$1.05	$(3,842)	27,138	$(0.14)

        For the years ended December 31, 2007 and 2006, weighted-average outstanding share options totaling approximately 0.4 million and 2.7 million shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the year ended December 31, 2007, we did not assume conversion of the convertible debt as the effect would be antidilutive. For the year ended December 31, 2005, we did not assume conversion of the convertible debt or exercise of any share-based options as the effect would be antidilutive.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 12:    STOCK OPTIONS

        On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.

        We elected to adopt SFAS No. 123R using the modified version of prospective application. Using this method, we have recognized compensation costs related to share-based compensation beginning with the year ended December 31, 2006. During the year ended December 31, 2005, compensation costs related to share-based compensation were not recognized as expense in the accompanying consolidated statement of operations. Instead, the share-based compensation costs for the year ended December 31, 2005 are reflected on a pro forma basis in this note to our consolidated financial statements. We elected as the transition method for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized based on a recalculation of the pool that would have been available had we adopted SFAS 123 for recognition purposes for all awards issue from the date (February 1997) of our initial grant of share-based options.

        During February 2005 our compensation committee approved acceleration of the vesting of approximately 0.8 million unvested share options, with a weighted-average exercise price of $9.52 per share, for certain employees, including an executive officer and non-employee directors. Unvested share options to purchase approximately 1.7 million shares, with a weighted-average exercise price of approximately $10.17 per share, were not accelerated as the employees holding the unvested share options did not meet the criteria established by our compensation committee. The decision to accelerate the vesting of these share options and eliminate future compensation expense was based primarily on a review of our long-term incentive programs considering the effect on our financial statements of the then pending change in accounting rules for share-based compensation. This action, which had an immaterial effect on our financial statements for the year ended December 31, 2005, reduced the amount of expense we would have recognized under SFAS 123R by approximately $2.2 million (approximately $0.8 million, $0.7 million, $0.5 million and $0.2 million for the years ending December 31, 2006, 2007, 2008, and 2009, respectively).

        During June 2004, our 2004 Equity Incentive Plan was approved by our shareholders and replaced our 1995 Stock Option Plan, as amended (the "1995 Plan"). During June 2006, an amendment to the 2004 Equity Incentive Plan was approved by our shareholders. The 2004 Equity Incentive Plan as amended (the "2004 Plan") limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock under the 2004 Plan to 7,500,000 shares. Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable or is forfeited will be available for further grants unless, in the case of options granted, related stock appreciation rights are exercised. At December 31, 2007, there were approximately 2,086,000 equity instruments available for future grants under the 2004 Plan. Although various forms of equity instruments may be issued, to date we have issued only incentive share options and nonqualified share options under this Plan. These share options, which have a contractual term of 10 years, are issued with an exercise price equal to the grant date closing market price of our common stock. The vesting periods range from immediate to 5 years. Share options which vest over 5 years generally vest either 20% per year on the first five

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 12:    STOCK OPTIONS (Continued)

anniversaries of the grant date, or 25% per year on the second through fifth anniversaries of the grant date. Shares vesting over a shorter period will generally vest 100% as of the designated vesting date. We issue new shares to satisfy share option exercises. We do not anticipate that we will repurchase shares on the open market during 2008 for the purpose of satisfying share option exercises.

        As part of acquisitions and inducement plans to key employees, stock options are from time to time issued outside of the 2004 plan. These options are granted at an option exercise price equal to fair market value of the common stock on the date of grant, are non-qualified options, are exercisable for up to 10 years from the date of grant and generally vest 25% on the second anniversary of the grant date and continue to vest 25% per year on each anniversary of the grant date until fully vested.

        As a result of our adoption of SFAS No. 123R, during the years ended December 31, 2007 and 2006 we recognized expense related to share options issued prior to but unvested as of January 1, 2006 as well as expense related to share options issued subsequent to January 1, 2006. For share options issued prior to but unvested as of January 1, 2006, compensation expense was based on the fair value of those share options as calculated using the Black-Scholes option valuation model at the date the share options were issued. For share options issued after January 1, 2006, the share options were also valued using the Black-Scholes option valuation model. Key assumptions for the Black-Scholes option valuation model include expected volatility, expected term of share options granted, the expected risk-free interest rate, and the expected dividend rate. We estimate our expected volatility based on implied volatilities from traded share options on our stock and on our stock's historical volatility. We have estimated the expected term of our share options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior. The expected risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Historically, we have not paid dividends and we do not anticipate paying dividends in the foreseeable future; accordingly, our expected dividend rate is zero.

        The following table summarizes information about stock options outstanding as of December 31, 2007 (in thousands, except life and price data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.45 to $8.13	1,599	5.29 years	$6.71	1,530	$6.65
$8.17 to $10.39	1,982	7.45 years	9.96	1,572	9.96
$10.43 to $11.86	1,574	5.70 years	10.96	1,346	10.89
$11.89 to $15.03	1,637	7.81 years	13.10	584	12.67
$15.29 and over	1,031	9.85 years	16.84	400	16.69

	7,823	7.05 years	11.06	5,432	10.04

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 12:    STOCK OPTIONS (Continued)

        Following is a summary of key assumptions we used to value share options granted during the three years ended December 31, 2007.

	2007	2006	2005
Expected term (years)	5.0 - 6.0	5.0 - 6.0	5.0 - 5.3
Expected volatility	25% - 44%	30% - 38%	40%
Risk-free interest rate	3.3% - 5.1%	4.3% - 5.0%	4.0% - 4.3%
Dividend yield	0%	0%	0%

        Compensation expense for the years ended December 31, 2007 and 2006 was adjusted for share options we estimate will be forfeited prior to vesting. We use historical information to estimate employee termination and the resulting option forfeiture rate.

        A summary of option activity during the year ended December 31, 2007 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	7,985	$9.84
Granted	1,635	15.97
Exercised	(1,058)	8.92
Forfeited	(739)	11.85

Outstanding, end of period	7,823	11.06	7.05	$49,797

Options vested and expected to vest, end of period	7,312	10.88	6.94	$47,858

Options exercisable, end of period	5,432	10.04	6.42	$40,020

        The aggregate intrinsic value was calculated using the difference between the December 31, 2007 market price and the grant price for only those awards that have a grant price that is less than the December 31, 2007 market price. The weighted average grant-date fair value of share options granted during the years ended December 31, 2007, 2006 and 2005 were $6.46, $4.36 and $4.31, respectively. The total intrinsic value of share options exercised during the years ended December 31, 2007 and 2006 was $6.7 and $1.5 million, respectively. During the years ended December 31, 2007 and 2006, we received cash for payment of the grant price of exercised share options of approximately $9.4 and $2.6 million, respectively, and we anticipate we will realize a tax benefit related to these exercised share options of approximately $1.9 and $0.6 million, respectively. The cash received for payment of the grant price is included as a component of cash flow from financing activities. The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flow from financing activities on the consolidated statement of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.

        During the years ended December 31, 2007 and 2006, we recognized share-based compensation expense, which is a non-cash charge, of approximately $5.6 and $5.4 million, respectively, of which $0.7

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 12:    STOCK OPTIONS (Continued)

and $0.6 million, respectively, is included under the caption "Direct costs of services" and $4.9 and $4.8 million, respectively, is included under the caption "General and administrative" on the accompanying consolidated statements of operations. During the years ended December 31, 2007 and 2006, we recognized a net tax benefit of approximately $2.2 and $2.1 million, respectively, related to aggregate share-based compensation expense recognized during the same period. As a result, income before income taxes was reduced by approximately $5.6 and $5.4 million, respectively, net income was reduced by approximately $3.4 and $3.3 million, respectively, net income per share—basic was reduced by approximately $0.11 and $0.17 per share, respectively, and net income per share—diluted was reduced by approximately $0.11 and $0.14 per share, respectively. As of December 31, 2007, there was $10.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 3.4 years.

        Prior to adoption of SFAS 123R, we accounted for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which required compensation cost to be recognized based on the excess, if any, between the quoted market price at the date of grant and the amount an employee must pay to acquire stock. Share options awarded under our share option plans are granted with an exercise price equal to the fair market value on the date of the grant. As a result, our consolidated statements of operations do not include expense related to share-based compensation for the year ended December 31, 2005. Had the compensation cost been determined based on the fair value at the grant dates based on the guidance provided by Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, our net loss and net loss per share for the year ended December 31, 2005 would have been adjusted to the following pro forma amounts (in thousands, except per share data):

		Year Ended December 31, 2005
Net loss, as reported		$(3,842)
Add: stock-based employee compensation included in reported net earnings, net of tax		—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of tax		$(6,605)

Net loss, pro forma		$(10,447)

Net loss per share—Basic	As reported	$(0.14)
	Pro forma	$(0.38)
Net loss per share—Diluted	As reported	$(0.14)
	Pro forma	$(0.38)

        Pro forma amounts presented above are based on actual earnings and consider only the effects of estimated fair values of stock options. For the year ended December 31, 2005 our diluted loss per share calculation did not assume exercise of options or conversion of the convertible notes as the effects were antidilutive.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 13:    BUSINESS ACQUISITIONS

Epiq Advisory Services, LLC

        On May 16, 2006, our wholly-owned subsidiary, Epiq Advisory Services LLC (now Epiq Preference Solutions), acquired the claims preference business of Gazes LLC in an asset acquisition. The total value of the transaction was $13.8 million, consisting of $3.0 million of cash paid on closing, $10.2 million of deferred payments, and $0.6 million of capitalized transaction costs. The preliminary allocation of the purchase price is as follows: less than $0.1 million to net assets, approximately $2.4 million to customer relationships, amortizable on a straight-line basis over two years, and approximately $11.4 million to goodwill. The purchase price in excess of the tax basis of the assets is expected to be deductible for tax purposes. This acquisition further expands our case management service offerings.

        The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying consolidated financial statements from the date of acquisition. The operating results of Epiq Preference Solutions are included within our settlements and claims segment.

nMatrix

        On November 15, 2005, Epiq, acting through a wholly-owned subsidiary, acquired all the issued and outstanding shares of capital stock of nMatrix, Inc., nMatrix Australia Ptd. Ltd., and nMatrix Ltd. (collectively, "nMatrix") for approximately $126.6 million, including capitalized acquisition costs. During 2006, the legal names of the acquired entities were changed and are now collectively referred to as Epiq eDiscovery. This acquisition provides complementary diversification to our existing legal services business as Epiq eDiscovery provides electronic discovery services to law firms and in-house counsel. Epiq eDiscovery is included within our electronic discovery segment. The purchase price consisted of cash of $100.0 million and approximately 1.8 million shares of our common stock. Based on our valuation, the purchase price was allocated as follows (in thousands):

Accounts receivable	$12,735
Other current assets	2,926
Property and software	7,236
Trade names	569
Customer relationships	24,614
Non-compete agreements	6,676
Current liabilities	(6,199)
Deferred tax liability	(16,333)
Goodwill	94,364

Total purchase price	$126,588

        Trade names, customer relationships, and the non-compete agreements are amortized using the straight-line method over one year, eight years, and five years, respectively. The excess purchase price of $94.4 million was allocated to goodwill and is not amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 13:    BUSINESS ACQUISITIONS (Continued)

be impaired. The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, is not expected to be deductible for tax purposes.

        The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying consolidated financial statements from the date of acquisition.

Hilsoft, Inc.

        On October 20, 2005, we acquired for cash all the issued and outstanding shares of capital stock of Hilsoft Inc. This acquisition provides complementary diversification to our existing settlements and claims business as Hilsoft is a specialty provider of legal notification services, primarily for class action engagements. The total value of the transaction, including capitalized transaction costs, was $9.3 million. Based on our valuation, the purchase price has been allocated as follows (in thousands):

Tangible assets	$438
Trade name	271
Customer relationships	323
Non-compete agreements	2,680
Current liabilities	(271)
Deferred taxes, net	(1,448)
Goodwill	7,300

Total purchase price	$9,293

        Customer relationships and the trade name are amortized using the straight-line method over two years. The non-compete agreements are amortized using the straight-line method over five years. The excess purchase price of $7.3 million was allocated to goodwill and is not amortized but will be reviewed for impairment annually and between annual tests if events or changes in circumstances indicate that the asset might be impaired. The purchase price in excess of the tax basis of the assets, primarily allocated to identifiable intangible assets and goodwill, is not expected to be deductible for tax purposes.

        The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying consolidated financial statements from the date of acquisition.

Pro Forma Information

        Unaudited pro forma operations, assuming each purchase acquisition was made at the beginning of the year preceding the acquisition such that the pro-forma results of operations for the acquired

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 13:    BUSINESS ACQUISITIONS (Continued)

company were included for the full year in both that preceding period and in the subsequent year, are shown below (in thousands, except per share data):

	For the Years Ended December 31,
	2006	2005
Total revenues	$225,382	$138,635

Net income (loss)	$35,033	$(3,498)

Net income (loss) per share—Basic	$1.20	$(0.13)

Net income (loss) per share—Diluted	$1.05	$(0.13)

        Pro forma data reflects the difference in amortization expense between Epiq and the acquired companies as well as other adjustments, including income taxes and management compensation. The pro forma information is not necessarily indicative of what would have occurred if the acquisition had been completed on that date nor is it necessarily indicative of future operating results.

NOTE 14:    SEGMENT REPORTING

        In the first quarter of 2007, we revised the structure of our operating segments to reflect a change in the nature of the financial information provided to our chief operating decision makers. The segment measure of profit for the years ended December 31, 2007, 2006, and 2005 has been recast in accordance with our new structure. We have three operating segments: (i) electronic discovery, (ii) bankruptcy trustee, and (iii) settlements and claims. Our electronic discovery business provides technology solutions to corporations and the litigation departments of law firms. Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient plaintiff and defendant counsel review and data requests. Our bankruptcy trustee segment provides solutions that address the needs of Chapter 7 and Chapter 13 trustees to process large bankruptcy caseloads and to make required distributions to creditors accurately and efficiently. Our settlements and claims segment administers complex legal proceedings which involve notification of a class of actual or potential claimants or creditors and the administration of funds related to settlement with the class of claimants or creditors.

        Each segment's performance is assessed based on earnings before interest, taxes, depreciation and amortization, other operating expenses, and share-based compensation expense. In management's evaluation of performance, certain administrative costs, such as compensation and related costs for corporate staff and executive management, are not allocated by segment and, accordingly, the operating segment results do not include such unallocated costs. Assets reported within a segment are those assets that can be identified to a segment and primarily consist of trade receivables, property, equipment and leasehold improvements, software, identifiable intangible assets and goodwill. Cash, tax-related assets, and certain prepaids and other assets are not allocated to our segments. We identify long-lived assets such as property, equipment and leasehold improvements, software, and identifiable intangible assets by operating segment; however, we do not allocate the related depreciation and

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 14:    SEGMENT REPORTING (Continued)

amortization to the segment as management evaluates segment performance exclusive of these non-cash expenses.

        Information concerning operations of our reportable segments is as follows (in thousands):

	Year Ended December 31, 2007
	Electronic Discovery	Bankruptcy Trustee	Settlements and Claims	Total
Revenue:
Operating revenue before reimbursed direct costs	$49,062	$32,851	$69,724	$151,637
Operating revenue from reimbursed direct costs	95	487	22,194	22,776

Total revenue	49,157	33,338	91,918	174,413
Direct costs, general and administrative costs	24,788	11,245	70,081	106,114

Segment performance measure	$24,369	$22,093	$21,837	$68,299

	Year Ended December 31, 2006
	Electronic Discovery	Bankruptcy Trustee	Settlements and Claims	Total
Revenue:
Operating revenue before reimbursed direct costs	$31,399	$94,241	$74,082	$199,722
Operating revenue from reimbursed direct costs	126	465	23,857	24,448

Total revenue	31,525	94,706	97,939	224,170
Direct costs, general and administrative costs	17,014	11,430	80,818	109,262

Segment performance measure	$14,511	$83,276	$17,121	$114,908

	Year Ended December 31, 2005
	Electronic Discovery	Bankruptcy Trustee	Settlements and Claims	Total
Revenue:
Operating revenue before reimbursed direct costs	$3,630	$9,148	$69,909	$82,687
Operating revenue from reimbursed direct costs	7	525	23,111	23,643

Total revenue	3,637	9,673	93,020	106,330
Direct costs, general and administrative costs	1,090	11,874	64,645	77,609

Segment performance measure	$2,547	$(2,201)	$28,375	$28,721

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 14:    SEGMENT REPORTING (Continued)

        Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Year Ended December 31,
	2007	2006	2005
Segment performance measure	$68,299	$114,908	$28,721
Corporate and unallocated expenses	(18,618)	(16,301)	(11,253)
Share-based compensation expense	(5,602)	(5,357)	—
Depreciation and software and leasehold amortization	(12,766)	(10,113)	(7,288)
Amortization of intangible assets	(9,531)	(11,629)	(6,751)
Other operating income (expense)	1,094	(283)	(2,984)
Interest expense, net	(11,881)	(13,260)	(6,687)

Income (loss) before income taxes	$10,995	$57,965	$(6,242)

        Following are total assets by segment (in thousands):

	December 31, 2007	December 31, 2006
Assets
Electronic Discovery	$132,030	$125,515
Bankruptcy Trustee	86,713	85,646
Settlements and Claims	144,948	150,343
Corporate and unallocated	29,103	20,716

Total consolidated assets	$392,794	$382,220

        Following is goodwill by segment (in thousands):

	December 31, 2007	December 31, 2006
Goodwill
Electronic Discovery	$76,048	$76,369
Bankruptcy Trustee	75,205	74,937
Settlements and Claims	109,431	109,303

Total goodwill	$260,684	$260,609

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 14:    SEGMENT REPORTING (Continued)

        Following are capital expenditures by segment (in thousands):

	Year Ended December 31,
	2007	2006	2005
Capital Expenditures
Electronic Discovery	$14,610	$6,193	$1,265
Bankruptcy Trustee	4,166	1,664	2,205
Settlements and Claims	1,822	1,932	1,529
Corporate and unallocated	1,577	1,363	1,825

Total consolidated capital expenditures	$22,175	$11,152	$6,824

        Following is revenue, determined by the location providing the services, by geographical area (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenue
U.S.	$169,764	$223,283	$106,276
UK	4,649	887	54

Total	$174,413	$224,170	$106,330

        Following is long-lived assets by geographical area (in thousands):

	December 31, 2007	December 31, 2006
Long-lived assets
U.S.	$41,425	$32,483
UK	786	281

Total	$42,211	$32,764

NOTE 15:    DERIVATIVES

        As discussed under Risk Factors in this Annual Report on Form 10-K, a portion of our bankruptcy trustee revenue is subject to variability based on fluctuations in short-term interest rates. In order to limit our economic exposure to market fluctuations in interest rates, we purchased one-month LIBOR based interest rate floor options with a total notional amount of $800 million and initial contractual maturity of three years. We are exposed to credit risk with the counterparty, which is a major financial institution with an investment grade credit rating, to this derivative transaction. The counterparty is obligated to make payments to us only if the interest rate floor options are in-the-money. As of December 31, 2007, none of the interest rate floor options were in-the-money. We account for this transaction pursuant to the guidance contained in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006 AND 2005

NOTE 15:    DERIVATIVES (Continued)

value. As the interest rate floor options have not been designated as an accounting hedge, changes in the fair value of the derivatives are recorded each period in current earnings. At inception, the aggregate fair value of the interest rate floor options was approximately $1.6 million. The estimated fair value of the interest rate floor options as of December 31, 2007 was approximately $2.7 million. On our accompanying consolidated balance sheets, the fair value of the interest rate floor options has been included as a component of other current assets. For the year ended December 31, 2007, the $1.1 million increase in the estimated fair value of the interest rate floor options has been included as a component of other operating expense (income) on our accompanying consolidated statements of operations. Subsequent to December 31, 2007, we terminated these interest rate floor options and received cash of approximately $5.1 million.

NOTE 16:    SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Cash paid (received) for:
Interest	$9,617	$10,708	$3,376
Income taxes paid (refunded), net	2,995	(2,328)	8,499
Non-cash investing and financing transactions:
Capitalized lease obligations incurred	2,566	158	—
Property and equipment accrued in accounts payable	848	671	1,341
Obligation incurred in purchase transactions	—	10,173	463
Issuance of common shares in purchase transactions	—	—	24,233

*    *    *

EPIQ SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Deductions from reserves	Balance at end of year
Allowance for doubtful receivables
For the year ended December 31, 2007	$1,684	$479	$—		$(726)	$1,437
For the year ended December 31, 2006	$3,481	$458	$—		$(2,255)	$1,684
For the year ended December 31, 2005	$1,069	$1,119	$2,008	(1)	$(715)	$3,481

(1)
Consists primarily of allowance related to acquired receivables.

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Deferred tax valuation allowance
For the year ended December 31, 2007	$228	$—	$—	$(228)	$—
For the year ended December 31, 2006	$—	$228	$—	$—	$228
For the year ended December 31, 2005	$—	$—	$—	$—	$—

EXHIBIT INDEX

        The following exhibits are filed with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description
1.1	Placement Agency Agreement dated as of November 15, 2007, between Epiq Systems, Inc. and Wachovia Capital Markets, LLC. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007.
3.1	Articles of Incorporation, as amended through February 28, 2008. *
3.2
Bylaws, as amended and restated through May 17, 2007. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2007.
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
4.5
Election of holders to extend the maturity of the Contingent Convertible Subordinated Notes from June 15, 2007, to June 15, 2010. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2007.
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
10.4
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

10.5
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
10.6
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
10.7
Form of Nonqualified Stock Option Agreement under 2004 Equity Incentive Plan. Previously filed as an exhibit to the annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 8, 2006.
10.8	Employment arrangement between Epiq Systems, Inc. and Lorenzo Mendizabal dated as of May 20, 2005, as amended October 19, 2005.
10.9
Letter Agreement dated February 7, 2006, between Epiq Systems, Inc. and Bank of America, N.A. (portions of this exhibit have been omitted pursuant to grant of confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934).
10.10
The Qualified Executive Performance Plan, dated as of March 29, 2007. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2007.
10.11
The Strategic Executive Incentive Plan, dated as of March 29, 2007. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2007.
10.12
Form of Subscription Agreement dated as of November 15, 2007, between Epiq Systems, Inc. and the purchasers named therein. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007.
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
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Performance Graph Since Initial Public Offering
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EPIQ SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Data)
EPIQ SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data)
EPIQ SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In Thousands)
EPIQ SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
EPIQ SYSTEMS, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (in thousands)