Form 10-Q
period 2008-03-31
EPIQ SYSTEMS INC
filed 2008-05-02
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock at April 23, 2008:

Class	Outstanding
Common Stock, $.01 par value	35,350,088

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.                             Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

REVENUE:
Case management services	$28,796	$20,832
Case management bundled products and services	5,291	6,678
Document management services	9,814	7,585
Operating revenue before reimbursed direct costs	43,901	35,095
Operating revenue from reimbursed direct costs	5,109	6,033
Total Revenue	49,010	41,128

OPERATING EXPENSES:
Direct costs of services (exclusive of depreciation and amortization shown separately below)	18,827	10,331
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	947	887
Reimbursed direct costs	5,121	6,022
General and administrative	15,080	12,924
Depreciation and software and leasehold amortization	3,710	2,961
Amortization of identifiable intangible assets	2,278	2,524
Other operating income	(2,371)	—
Total Operating Expenses	43,592	35,649

INCOME FROM OPERATIONS	5,418	5,479

EXPENSES (INCOME) RELATED TO FINANCING:
Interest income	(143)	(8)
Interest expense	490	5,102
Net Expenses Related To Financing	347	5,094

INCOME BEFORE INCOME TAXES	5,071	385

PROVISION FOR INCOME TAXES	2,415	235

NET INCOME	$2,656	$150

NET INCOME PER SHARE INFORMATION:
Basic	$0.08	$0.01
Diluted	$0.07	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,291	29,266
Diluted	41,375	30,780

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,783	$13,415
Trade accounts receivable, less allowance for doubtful accounts of $1,380 and $1,437, respectively	40,230	33,925
Prepaid expenses	4,652	2,888
Other current assets	2,112	4,571
Total Current Assets	60,777	54,799

LONG-TERM ASSETS:
Property, equipment and leasehold improvements, net	36,365	32,403
Software development costs, net	9,784	9,808
Goodwill	260,732	260,684
Identifiable intangible assets	32,032	34,310
Other	662	790
Total Long-term Assets, net	339,575	337,995
Total Assets	$400,352	$392,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,296	$7,401
Accrued compensation	1,371	7,430
Deposits	4,515	1,618
Other accrued expenses	4,219	3,623
Current maturities of long-term obligations	2,778	3,326
Total Current Liabilities	27,179	23,398

LONG-TERM LIABILITIES:
Deferred income taxes	19,942	19,390
Other long-term liabilities	7,922	8,058
Long-term obligations (excluding current maturities)	57,850	58,266
Total Long-term Liabilities	85,714	85,714

STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value; 50,000,000 shares authorized; issued and outstanding – 35,329,835 and 35,276,569 shares at March 31, 2008 and December 31, 2007, respectively	353	353
Additional paid-in capital	233,071	231,984
Accumulated other comprehensive income	38	4
Retained earnings	53,997	51,341
Total Stockholders’ Equity	287,459	283,682
Total Liabilities and Stockholders’ Equity	$400,352	$392,794

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

Three Months Ended March 31, 2008

COMMON SHARES (50,000 authorized):
Shares, beginning of year	35,277
Shares issued upon exercise of options	53
Shares, end of period	35,330

COMMON STOCK – PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$353
Proceeds from exercise of options	—
Balance, end of period	353

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	231,984
Proceeds from exercise of options	449
Share-based income tax benefit	114
Share-based compensation expense	524
Balance, end of period	233,071

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year	4
Foreign currency translation adjustment	34
Balance, end of period	38

RETAINED EARNINGS:
Balance, beginning of year	51,341
Net income	2,656
Balance, end of period	53,997

TOTAL STOCKHOLDERS’ EQUITY	$287,459

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,656	$150
Adjustments to reconcile net income to net cash from operating activities:
Share-based compensation expense	524	311
Benefit (expense) for deferred income taxes	980	(867)
Depreciation and software and leasehold amortization	3,710	2,961
Change in valuation of embedded option	(403)	2,141
Amortization of identifiable intangible assets	2,278	2,524
Other	124	(119)
Changes in operating assets and liabilities:
Trade accounts receivable	(6,248)	23
Prepaid expenses and other assets	134	123
Accounts payable and other liabilities	4,150	875
Excess tax benefit related to share-based compensation	(39)	(37)
Income taxes	(49)	779
Net cash provided by operating activities	7,817	8,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,072)	(1,978)
Software development costs	(1,263)	(1,251)
Other	4	13
Net cash used in investing activities	(7,331)	(3,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	—	6,000
Payments on revolver	—	(14,000)
Principal payments under long-term debt and capital lease obligations	(606)	(612)
Excess tax benefit related to share-based compensation	39	37
Proceeds from exercise of stock options	449	2,586
Net cash used in financing activities	(118)	(5,989)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	368	(341)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,415	5,274
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,783	$4,933

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

Common Stock Split

On May 17, 2007, our board of directors approved a 3 for 2 stock split, effected in the form of a 50% stock dividend, payable June 7, 2007 to holders of record as of May 24, 2007.  All per share and shares outstanding data in the condensed consolidated financial statements and the accompanying notes have been revised to reflect the stock split.

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

Non-Software Arrangements

Services related to electronic discovery and settlement administration are billed based on volume and are evaluated pursuant to Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables.  For these contractual arrangements, we have identified each deliverable service element.  Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables.  We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such similar services.  Lastly, our arrangements do not include general rights of return.  Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting under EITF 00-21.  We allocate revenue to the various units of accounting in our arrangements based on the fair value of each unit of accounting, which is generally consistent with the stated prices in our arrangements. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period in accordance with Staff Accounting Bulletin Topic 13, Revenue Recognition (SAB Topic 13).  As the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

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

Reimbursements

We have revenue related to the reimbursement of certain costs, primarily postage.  Consistent with guidance provided by EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursed postage and other reimbursable direct costs are recorded gross in the consolidated statements of income as “Operating revenue from reimbursed direct costs” and as “Reimbursed direct costs”.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of SFAS 157 as of January 1, 2008 did not have a material impact on our financial position, results of operations, or cash flows.  In February 2008, FASB issued Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1).  FSP 157-1 excludes from the scope of SFAS 157 accounting pronouncements that address fair value measurements for purposes of lease classification or measurement.  This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value, regardless of whether those assets and liabilities are related to leases.  FSP 157-1 was effective upon the initial adoption of SFAS 157.  Adoption of SFAS 157-1 as of January 1, 2008 did not have a material impact on our financial position, results of operations, or cash flows.  In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) that, as of February 12, 2008, indefinitely delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Management is still evaluating the impact, if any, that the adoption of FSP 157-2 will have on our financial position, results of operations, or cash flows.

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

In March, 2008, FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Instruments and Hedging Activities – amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  As SFAS 161 relates only to disclosure, management anticipates that the adoption of SFAS 161 will not have a material effect on our financial position, results of operations, or cash flows.

NOTE 2:   INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations for reporting on Form 10-Q for interim financial statements.  Accordingly, they do not include certain information and disclosures required for comprehensive annual financial statements.  The interim financial statements have not been audited.  The financial statements should be read in conjunction with our audited financial statements and accompanying notes, which are included in our Form 10-K for the year ended December 31, 2007.

In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly our financial position as of March 31, 2008, the changes in stockholders’ equity for the three month period ended March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007.

The results of operations for the period ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3:   GOODWILL AND INTANGIBLE ASSETS

Amortizing identifiable intangible assets at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$39,287	$19,059	$39,287	$17,863
Trade names	745	745	745	745
Non-compete agreements	27,526	15,722	27,526	14,640
	$67,558	$35,526	$67,558	$33,248

Aggregate amortization expense related to identifiable intangible assets was $2.3 million and $2.5 million for the three month periods ended March 31, 2008 and 2007, respectively.  Amortization expense related to identifiable intangible assets for 2008 and the following five years is estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2008	$8,361
2009	6,829
2010	6,439
2011	4,706
2012	4,535
2013	3,041
$33,911

As of both March 31, 2008 and December 31, 2007, goodwill had a carrying value of $260.7 million.  The increase of less than $0.1 million in goodwill results from an adjustment of the acquisition date tax basis pursuant to FIN 48.  Goodwill by segment is disclosed in note 8 of the notes to condensed consolidated financial statements.

NOTE 4:   DERIVATIVES

As discussed under Risk Factors in our Annual Report on Form 10-K, a portion of our bankruptcy trustee revenue is subject to variability based on fluctuations in short-term interest rates.  During 2007, in order to limit our economic exposure to market fluctuations in interest rates we purchased one month LIBOR based interest rate floor options with a total notional amount of $800 million and initial contractual maturity of three years. We accounted for this transaction pursuant to the guidance contained in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133).  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  As the interest rate floor options were not designated as an accounting hedge, changes in the fair value of the derivatives were recorded each period in current earnings.  For the year ended December 31, 2007, the change in the fair value of the interest rate floor options was recognized as an unrealized gain of $1.1 million and was included as a component of other operating income.  During the three months ended March 31, 2008, we sold the interest rate floor options and realized a $3.5 million gain.  The $2.4 million difference between the realized gain of $3.5 million and the previously recognized gain of $1.1 million is included as a component of other operating income on the accompanying condensed consolidated statements of income.

NOTE 5:   INDEBTEDNESS

The following is a summary of indebtedness outstanding (in thousands):

	March 31,	December 31,
	2008	2007
Senior revolving loan	$—	$—
Contingent convertible subordinated notes, including fair value of embedded option	53,555	53,958
Capital leases	1,777	1,790
Deferred acquisition price	5,296	5,844
Total indebtedness	$60,628	$61,592

Credit Facility

As of March 31, 2008, our credit facility, with KeyBank National Association as administrative agent, consisted of a $100.0 million senior revolving loan.  During the three months ended March 31, 2008, we did not make any borrowings or repayments under the senior revolving loan, and there were no amounts due under the senior revolving loan as of March 31, 2008.  We have the right to borrow against the senior revolving loan until it matures in November 2008.  During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.

The credit facility is secured by liens on our real property and a significant portion of our personal property.  Interest on the credit facility is generally based on a spread, not to exceed 300 basis points, over the LIBOR rate.

Our credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements (EBITDA) and total debt.  In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As of March 31, 2008, we were in compliance with all financial covenants.

Contingent Convertible Subordinated Notes

During June 2004, we issued $50.0 million of contingent convertible subordinated notes with a fixed 4% per annum interest rate and an original maturity of June 15, 2007.  The holders of the notes had the right to extend the maturity date by up to three years.  In April 2007, the holders exercised this right and the notes’ maturity date was extended to June 15, 2010.  If we change our capital structure (for example, through a stock dividend or stock split) while the notes are outstanding, the conversion price will be adjusted on a consistent basis and, accordingly, the number of shares of common stock we would issue on conversion will be adjusted.  The notes are convertible into 4.3 million shares of our common stock at a price of approximately $11.67 per share.  We have the right to require that the holders of the notes convert to equity if our share price exceeds $23.33 on a weighted average basis for 20 consecutive trading days.

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

Deferred Acquisition Price

We have made acquisitions for which a portion of the purchase price was deferred.  These deferred payments, which are either non-interest bearing or have a below market interest rate, have been discounted using an appropriate imputed interest rate.  As of March 31, 2008 and December 31, 2007, the discounted value of the remaining note payments, for which the final payment is due in 2011, was approximately $5.3 million and $5.8 million, respectively, of which approximately $2.0 million and $2.5 million, respectively, was classified as a current liability in the condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.

Scheduled Principal Payments

Based on the extensions described above, our long-term obligations, including credit facility debt, convertible debt (including embedded option), deferred acquisition costs, and capitalized leases, mature as follows for each twelve-month period ending March 31 (in thousands):

2009	$2,778
2010	2,323
2011	55,025
2012	502
2013	—
Total	$60,628

NOTE 6:   SHARE-BASED COMPENSATION

During June 2004, our 2004 Equity Incentive Plan was approved by our shareholders and replaced our 1995 Stock Option Plan, as amended (the “1995 Plan”).  During June 2006, an amendment to the 2004 Equity Incentive Plan was approved by our shareholders.  The 2004 Equity Incentive Plan, as amended, (the “2004 Plan”) limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock under the 2004 Plan to 7,500,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable or is forfeited will be available for further grants unless, in the case of options granted, related stock appreciation rights are exercised.  At March 31, 2008, there were approximately 1,764,000 shares of common stock available for future equity-related grants under the 2004 Plan.  Although various forms of equity instruments may be issued, to date we have issued only incentive share options and nonqualified share options under this Plan.  These share options, which have a contractual term of 10 years, are issued with an exercise price equal to the grant date closing market price of our common stock.  The vesting periods range from immediate to 5 years.  Share options which vest over 5 years generally vest either 20% per year on the first five anniversaries of the grant date, or 25% per year on the second through fifth anniversaries of the grant date.  Shares vesting over a shorter period will generally vest 100% as of the designated vesting date.  We issue new shares to satisfy share option exercises.  We do not anticipate that we will repurchase shares on the open market during 2008 for the purpose of satisfying share option exercises.

Following is information related to exercisable share options and share options expected to vest as of March 31, 2008 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options exercisable	5,508	$10.09	6.23	$30,382
Options vested and expected to vest	7,514	$11.01	6.84	$35,057

The aggregate intrinsic value was calculated using the difference between the March 31, 2008 market price and the grant price for only those awards that have a grant price that is less than the March 31, 2008 market price.  The weighted average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 were $5.66 and $5.88, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 were $0.4 million and $0.5 million, respectively.  During the three months ended March 31, 2008 and 2007, we received cash for payment of the grant price of exercised options of approximately $0.5 million and $2.6 million, respectively, and we anticipate we will realize a tax benefit related to these exercised options of approximately $0.1 million and $0.2 million, respectively.  The cash received for payment of the grant price is included as a component of cash flow from financing activities.  The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flow from financing activities on the condensed consolidated statement of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.

During the three months ended March 31, 2008 and 2007, we recognized share-based compensation expense, which is a non-cash charge, of approximately $0.5 million and $0.3 million, respectively, of which $0.2 million and $0.2 million, respectively, is included under the caption “Direct costs of services” and $0.3 million and $0.1 million, respectively, is included under the caption “General and administrative” on the accompanying condensed consolidated statements of income.  During the three months ended March 31, 2008 and 2007, we recognized a net tax benefit of approximately $0.2 million and $0.1 million, respectively, related to aggregate share-based compensation expense recognized during the same period.  As of March 31, 2008, there was $11.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 3.5 years.

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

The computations of basic and diluted net income per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2008			2007
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount

Basic net income per share	$2,656	35,291	$0.08	$150	29,266	$0.01

Effect of dilutive securities:
Stock options	—	1,798		—	1,514
Convertible debt	301	4,286		—	—

Diluted net income per share	$2,957	41,375	$0.07	$150	30,780	$0.00

For the three months ended March 31, 2008 and 2007, weighted-average outstanding stock options totaling approximately 1.4 million and 2.2 million shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted net income per share.  For the three months ended March 31, 2007, we did not assume conversion of the contingent subordinated convertible notes as the effect would be anti-dilutive.

NOTE 8:   SEGMENT REPORTING

In the first quarter of 2008, we revised the structure of our reporting segments to reflect a change in the nature of the financial information provided to our chief operating decision makers resulting from a change in the structure of our internal organization.  The segment measure of profit for the three months ended March 31, 2007 has been restated in accordance with our new organization structure, including the changes in certain internal financial reporting information.  We have three reporting segments: (i) electronic discovery, (ii) bankruptcy, and (iii) settlement administration.  Our electronic discovery business provides electronic discovery services to corporations and the litigation department of law firms.  Produced documents are made available primarily through our hosted site, and our DocuMatrix™ software allows for efficient plaintiff and defendant counsel review and data requests.  Our bankruptcy segment provides solutions that address the needs of trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.  Our settlement administration segment administers complex legal proceedings which involve notification of a class of actual or potential claimants and the administration of funds related to settlement with the class of claimants.

Each segment’s performance is assessed based on earnings before interest, taxes, depreciation and amortization, other operating income, and share-based compensation expense.  In management’s evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reporting segment results do not include such unallocated costs.  Intersegment revenues are not considered material to the segment reporting information.  Assets reported within a segment are those assets that can be identified to a segment and primarily consist of trade receivables, property, equipment and leasehold improvements, software, identifiable intangible assets and goodwill.  Cash, tax-related assets, and certain prepaids and other assets are not allocated to our segments.  Although we can and do identify long-lived assets such as property, equipment and leasehold improvements, software, and identifiable intangible assets to reporting segments, we do not allocate the related depreciation and amortization to the segment as management evaluates segment performance exclusive of these non-cash expenses.

Following is a summary of segment information (in thousands):

	Three Months Ended March 31, 2008
	Electronic Discovery	Bankruptcy	Settlement Administration	Total

Revenue:
Operating revenue before reimbursed direct costs	$13,238	$13,365	$17,298	$43,901
Operating revenue from reimbursed direct costs	102	832	4,175	5,109
Total revenue	13,340	14,197	21,473	49,010

Direct costs, general and administrative costs	6,947	6,898	20,764	34,609
Segment performance measure	$6,393	$7,299	$709	$14,401

	Three Months Ended March 31, 2007
	Electronic Discovery	Bankruptcy	Settlement Administration	Total

Revenue:
Operating revenue before reimbursed direct costs	$10,112	$15,042	$9,941	$35,095
Operating revenue from reimbursed direct costs	13	1,191	4,829	6,033
Total revenue	10,125	16,233	14,770	41,128

Direct costs, general and administrative costs	4,915	7,121	13,161	25,197
Segment performance measure	$5,210	$9,112	$1,609	$15,931

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Three Months Ended March 31,
	2008	2007

Segment performance measure	$14,401	$15,931
Corporate and unallocated expenses	(4,842)	(4,656)
Share-based compensation expense	(524)	(311)
Depreciation and software and leasehold amortization	(3,710)	(2,961)
Amortization of intangible assets	(2,278)	(2,524)
Interest expense, net	(347)	(5,094)
Other operating income	2,371	—
Income before income taxes	$5,071	$385

Following are total assets by segment (in thousands):

	March 31, 2008	December 31, 2007
Assets
Electronic Discovery	$132,803	$132,030
Bankruptcy	175,078	178,937
Settlement Administration	60,656	52,724
Corporate and unallocated	31,815	29,103
Total consolidated assets	$400,352	$392,794

Following represents goodwill by segment (in thousands):

	March 31, 2008	December 31, 2007
Goodwill
Electronic Discovery	$76,048	$76,048
Bankruptcy	151,700	151,700
Settlement Administration	32,984	32,936
Total goodwill	$260,732	$260,684

NOTE 9:   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Cash paid for:
Interest	$625	$3,024
Income taxes paid, net	1,484	323
Non-cash investing and financing transactions:
Capitalized lease obligations incurred	—	125
Property, equipment, and leasehold improvements accrued in accounts payable	1,139	683

NOTE 10:   SUBSEQUENT EVENT

During April 2008, we acquired an electronic discovery company in the United Kingdom for a purchase price of approximately $5.0 million, excluding transaction costs.  This acquisition facilitates the expansion of our electronic discovery business in the United Kingdom.

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

We have acquired a number of businesses during the past several years.  In January 2003, we acquired BSI (now Epiq Bankruptcy Solutions), which expanded our bankruptcy offerings to include the Chapter 11 corporate restructuring market.  In January 2004, we acquired Poorman-Douglas (now Epiq Class Action & Claims Solutions), to expand our offerings to include settlement administration support for the class action and mass tort market.  In October 2005, we acquired Hilsoft Notifications, which enhanced our expert legal notification services related to settlement administration.  In November 2005, we acquired nMatrix (now Epiq eDiscovery Solutions) to expand our offerings to include electronic discovery.

We have three reporting segments: electronic discovery, bankruptcy, and settlement administration.

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

The substantial increase of electronic documents by businesses has changed the dynamics of how attorneys support discovery in complex litigation matters.  According to the 2007 Socha-Gelbmann Electronic Discovery Survey, the 2006 domestic commercial electronic discovery revenues were estimated at $2.0 billion, an approximate 51% increase from 2005.  According to this same source, the market is expected to continue to grow at year over year annual rates of 28% for 2008 and 23% for 2009.  Due to the complexity of cases, the volume of data that are maintained electronically, and the volume of documents that are produced in all types of litigation, we anticipate that law firms will become increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

Significant sources of revenue include:

•                  Fees related to the conversion of data into an organized, searchable electronic database. The amount we earn varies primarily on the size (number of documents) and complexity of the engagement; and

•                  Hosting fees based on the amount of data stored.

Bankruptcy Segment

Our bankruptcy business addresses the needs of Chapter 7, Chapter 11 and Chapter 13 bankruptcy trustees.

•                  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in 2007, accounted for approximately 60% of all bankruptcy filings.  In a Chapter 7 case, the debtor’s assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors.  Chapter 7 cases typically last several years.

•                  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in fiscal 2007, accounted for approximately 1% of all bankruptcy filings.  Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations.  Chapter 11 cases may last several years.  Key participants include the debtor-in-possession, the debtor’s counsel, the creditors, the creditors’ counsel, and the bankruptcy judge.

•                  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in 2007, accounted for approximately 39% of all bankruptcy filings.  In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors.  Chapter 13 cases typically last between three and five years.

Our end-user customers are debtor corporations that file a plan of reorganization and professional bankruptcy trustees.  The Executive Office for United States Trustees, a division of the U.S. Department of Justice, appoints all bankruptcy trustees.  A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system.  The bankruptcy trustee’s primary responsibilities include liquidating the debtor’s assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court.  Trustees manage an entire caseload of bankruptcy cases simultaneously.

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

•                  Deposit-based fees, earned primarily on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support (PCS) services.  The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates;

•                  Document management legal noticing services to parties of interest in bankruptcy matters, including direct notification and media campaign and advertising management in which we coordinate notification, primarily through print media outlets, to potential parties of interest for a particular client engagement; and

•                  Reimbursement for costs incurred, primarily related to postage on mailing services.

Settlement Administration Segment

Our settlement administration segment supports the administration of complex legal proceedings which involve notification of a class of claimants.

Class action and mass tort refer to litigation in which class representatives bring a lawsuit against a defendant company or other persons on behalf of a large group of similarly affected persons (the class).  Mass tort refers to class action cases that are particularly large or prominent.  The class action and mass tort marketplace is significant, with estimated annual tort claim costs of approximately $250 billion in 2006, according to an update study issued in 2007 by Towers Perrin.  Administrative costs, which include costs, other than defense costs, incurred by either the insurance company or self-insured entity in the administration of claims, comprise approximately 20% of this total.  Key participants in this marketplace include law firms that specialize in representing class action and mass tort plaintiffs and other law firms that specialize in representing defendants.  Class action and mass tort litigation is often complex and the cases, including administration of any settlement, may last several years.

Our customers are corporations that are administering the settlement or resolution of class action cases.   We sell our services directly to those customers; however, our relationships with other interested parties, including legal counsel, often provide access to these customers.

Significant sources of revenue include:

•                  Fees contingent upon the month-to-month delivery of case management services such as claims processing, claims reconciliation, professional services, call center support, and controlled disbursements.  The amount we earn varies primarily on the size and complexity of the engagement;

•                  Legal noticing services to parties of interest in class action matters, including media campaign and advertising management, in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement; and

•                Reimbursement for costs incurred related to postage on mailing services.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2007, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations for the Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

Consolidated Results

Revenue

Total revenue of $49.0 million for the three months ended March 31, 2008 increased approximately $7.9 million, or 19%, compared to $41.1 million of revenue for the same period in the prior year.  A significant part of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying condensed consolidated statements of income.  Although reimbursed operating revenue and direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.  Operating revenue exclusive of operating revenue from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, increased approximately $8.8 million, or 25%, to $43.9 million for the three months ended March 31, 2008 compared to $35.1 million for the same period in the prior year, primarily as a result of a $3.1 million increase and a $7.4 million increase in operating revenue before reimbursed direct costs related to the electronic discovery segment and settlement administration segment, respectively, partly offset by a $1.7 million decrease in bankruptcy operating revenue before reimbursed direct costs.  Changes by segment are discussed below.

Operating Expenses

Direct costs of services, exclusive of depreciation and amortization, increased by approximately $8.5 million, or 82%, to $18.8 million for the three months ended March 31, 2008 compared with $10.3 million during the same period in the prior year, primarily as a result of a $5.3 million increase in outside services and a $1.9 million increase in legal notification costs.  Changes by segment are discussed below.

Direct cost of bundled products and services, exclusive of depreciation and amortization, was approximately $0.9 million for both the three months ended March 31, 2008 and 2007.  Changes by segment are discussed below.

Reimbursed direct costs decreased by approximately $0.9 million, or 15%, to $5.1 million for the three months ended March 31, 2008 compared with $6.0 million during the same period in the prior year.  This decrease directly corresponds to the decrease in operating revenue from reimbursed direct costs.

General and administrative costs increased $2.2 million, or approximately 17%, to $15.1 million for the three months ended March 31, 2008 compared with $12.9 million for the same period in the prior year.  The increase is primarily due to a $0.6 million increase in professional fees, a $0.6 million increase in travel expense, a $0.6 million increase in bad debt expense, and a $0.1 million increase in share-based compensation expense.  Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs increased by approximately $0.7 million, or 25%, to $3.7 million for the three months ended March 31, 2008 compared with $3.0 million for the same period in the prior year primarily as a result of increased software amortization and hardware depreciation expense for our electronic discovery business.

Amortization of identifiable intangible assets, compared with the same period in the prior year, decreased to $2.3 million for the three months ended March 31, 2008 compared with $2.5 million for the same period in the prior year. The decrease in our amortization expense is primarily the result of settlement administration customer contract intangible assets that became fully amortized during 2007.

Other operating income for the three months ended March 31, 2008 represents a gain related to interest rate floor options purchased during 2007.  A portion of our bankruptcy trustee pricing is tied to short-term interest rates, and an increase or decrease in the short-term interest rate may result in corresponding changes in bankruptcy trustee revenue.  To mitigate our interest rate risk, during the third quarter of 2007 we purchased, for $1.6 million, LIBOR based interest rate floors with strike prices ranging from 1.75% to 2.75% and a notional value of $800 million.  These instruments were not designated as accounting hedges.  At the end of each period, we estimate the fair value of these instruments and the change in market value is recognized as a component of other operating income.  The adjustment for the year ended December 31, 2007 resulted in the recognition of $1.1 million of income.  During the three months ended March 31, 2008, we terminated these interest rate floor options in order to lock in the unrealized gain and, as a result, received cash of approximately $5.1 million and recognized an incremental gain during the quarter of $2.4 million.

Interest Expense

We recognized interest expense of $0.5 million for the three months ended March 31, 2008 compared with $5.1 million for the same period in the prior year.  The $4.6 million decrease is primarily related to a $2.5 million decrease in the carrying value of our subordinated convertible note holders’ option to extend the maturity of the subordinated convertible notes from June 15, 2007 to June 15, 2010, a $1.8 million decrease in interest expense related to our credit facility, and a $0.3 million decrease in loan fee amortization.  The fair value of the option to extend maturity was derived primarily from the estimated future cash flows related to the payment of the 4% interest for an additional three years.  Accordingly, during the three months ended March 31, 2007, the adjustment to the fair value of the option resulted in recognition of $2.1 million of interest expense.  During April 2007, the holders of the contingent convertible subordinated notes exercised their right to extend the maturity of the convertible notes.  As a result, we will continue to pay interest, at a rate of 4% per annum, during the extension period on any convertible notes that remain outstanding (the holders of the convertible notes may chose at any time to convert some or all of the notes into our common shares — see note 5 of the notes to the condensed consolidated financial statements for additional information regarding this conversion right).  We estimated the fair value of the option immediately prior to the note holders’ vote to extend and recorded a final adjustment to the fair value of the option to extend the subordinated convertible notes’ maturity.  We are currently amortizing the exercise date fair value of the option as a reduction to interest expense over the term of the extension.  During the three months ended March 31, 2008, we recognized a reduction to interest expense of approximately $0.4 million related to the amortization of the carrying value of the option to extend the maturity term subsequent to the extension date.  The $1.8 million decrease in credit facility interest expense results from our repayment and termination of the credit facility term loan and the repayment in full of the credit facility revolving loan during 2007.  As a result, we did not have any borrowings outstanding under the credit facility during the three months ended March 31, 2008.  The $0.3 million decrease in loan amortization expense is primarily the result of the completion of the amortization of fees related to the contingent convertible subordinated debt and the credit facility term loan during 2007.

Income Taxes

During the three months ended March 31, 2008, our tax expense as a percent of pre-tax income was 47.6%, consisting of an effective tax rate of 45.5% combined with a discrete adjustment to tax expense to record interest on uncertain tax positions as required by FIN 48.  During the three months ended March 31, 2007, our tax expense as a percent of pre-tax income was 61.0%, consisting of an effective tax rate of 43.4% combined with a discrete adjustment to tax expense to record interest on uncertain tax positions as required by FIN 48. The increase in our effective tax rate compared to 2007 is due primarily to a higher proportion of our taxable income being generated in higher state tax rate jurisdictions, additional tax expense related to our uncertain tax positions, and the elimination of the research and development credit.  Tax expense as a percent of pre-tax income was higher in 2007 compared to 2008 due to prior year discrete adjustments being a higher percent of 2007 pre-tax income.  Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes.  We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

Net Income

We had net income of $2.7 million for the three months ended March 31, 2008 compared with net income of $0.2 million for the same period in the prior year.  The increase in net income is primarily the result of an $8.8 million increase in operating revenue before reimbursed direct costs, a $4.6 million decrease in interest expense, and the recognition of a $2.4 million gain on the termination of the interest rate floor instruments, partly offset by an $8.5 million increase in direct cost of services, a $2.2 million increase in general and administrative expenses, and a $2.2 million increase in income tax expense during the three months ended March 31, 2008 compared with the same period in the prior year.

Electronic Discovery Segment

Electronic discovery operating revenue before reimbursed direct costs increased $3.1 million, or approximately 31%, to $13.2 million for the three months ended March 31, 2008 compared to $10.1 million for the same period in the prior year. This increase is primarily attributable to an increase in projects from existing clients as well as an expansion of our client base.

Electronic discovery direct and administrative expenses increased $2.0 million, or approximately 41%, to $6.9 million for the three months ended March 31, 2008 compared with $4.9 million for the same period in the prior year.  This increase is primarily a result of a $1.0 million increase in compensation expense, primarily related to expanded staffing, and a $0.5 million increase related to data center expansions and expansion of our network service contracts.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs decreased approximately 11% to $13.4 million for the three months ended March 31, 2008 compared to $15.0 million for the same period in the prior year.  This decrease is primarily the result of $1.4 million decrease in our bankruptcy trustee deposit-based fees resulting from lower bankruptcy deposits combined with a decline in short-term interest rates.  We anticipate that revenue from our bankruptcy trustee business could continue to be lower with comparable periods in the prior year if short-term interest rates do not increase.  This effect could be partly mitigated by an increase in bankruptcy trustee revenue as an increase in bankruptcy filings may result in an increase in the bankruptcy trustee deposit portfolio.

Bankruptcy direct and administrative expenses decreased approximately $0.2 million, or approximately 3%, to $6.9 million for the three months ended March 31, 2008 compared with approximately $7.1 million in the same period in the prior year.  This decrease resulted primarily from a $0.5 million decrease in compensation expense and a $0.2 million decrease in outside production services, partly offset by a net increase of $0.5 million in bad debt expense.  We recognized bad debt expense of $0.2 million during the three months ended March 31, 2008 compared with a $0.3 million reduction in bad debt expense during the same period in the prior year.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs increased $7.4 million, or approximately 74%, to $17.3 million for the three months ended March 31, 2008 compared to $9.9 million for the same period in the prior year.  This increase is primarily the result of a $5.7 million increase in call center revenue and direct mailing revenue and a $2.3 million increase in legal notification revenue, partly offset by a $0.6 million decrease in claims processing revenue.  The $5.7 million increase in call center and direct mailing revenue is primarily related to a large contract.  During the three months ended March 31, 2008, we had lower claims processing requirements resulting in a reduction in claims processing revenue.  The increase in legal notification revenue resulted from the timing of a large case.  Legal notification revenue tends to be variable as an individual noticing campaign may have a short duration and generate significant revenue during that time.

Settlement administration direct and administrative expenses increased $7.6 million, or approximately 58%, to $20.8 million for the three months ended March 31, 2008 compared to $13.2 million for the same period in the prior year.  This increase is primarily the result of a $5.8 million increase in call center, outside service, and mailing supplies costs to support the large contract referenced above combined with a $1.9 million increase in the cost of legal noticing that is directly related to the increase in legal noticing revenue.

Liquidity and Capital Resources

Operating Activities

During the three months ended March 31, 2008, our operating activities provided net cash of approximately $7.8 million.  The primary sources of cash from operating activities was net income of $2.7 million, adjusted for non-cash charges and credits, primarily depreciation and amortization, of $7.2 million and changes in operating assets and liabilities that decreased our operating cash flow by $2.1 million, primarily as a result of a $6.2 million increase in accounts receivable partly offset by a $4.2 million increase in accounts payable and accrued expenses.  The increase in accounts receivable is primarily related to our settlement administration segment due to the timing of collections.  We anticipate these collections will be made on a timely basis.  Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections.  The increase in accounts payable and accrued expenses is primarily related to services for two large settlement administration cases.  This increase in accounts payable and accrued expenses was partly offset by a decrease in accrued compensation expense due to payment of annual incentive and bonuses amounts during the three months ended March 31, 2008.  Accounts payable and accrued expenses will fluctuate from period to period depending on the timing of purchases and payments.

Investing Activities

During the three months ended March 31, 2008, we used cash of approximately $6.1 million for purchases of property and equipment, primarily computer equipment to support the continued expansion of our business infrastructure, and a fractional share in an aircraft.  Enhancements to our existing software and development of new software is essential to our continued growth and, during the three months ended March 31, 2008, we used cash of approximately $1.3 million to fund internal costs related to development of software for which technological feasibility has been established.  We anticipate that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending over the next year.

Financing Activities

During the three months ended March 31, 2008, we used cash to pay approximately $0.6 million as a principal reduction on our deferred acquisition price.  This financing use of cash was partly offset by $0.4 million of net proceeds from stock issued in connection with the exercise of employee stock options.  We also recognized a portion of the tax benefit related to the exercise of stock options as a financing cash flow.

As of March 31, 2008, our borrowings consisted of $53.6 million (including the carrying value of the embedded option) of contingent convertible subordinated notes, which bear interest at 4% based on the $50.0 million principal amount, and approximately $7.1 million of obligations related to capitalized leases and deferred acquisition price.  During 2007, the term of our contingent convertible subordinated notes was extended to June 2010.  The notes will require the use of $50.0 million of cash at the extended maturity date if the noteholders do not convert the notes into shares of our common stock.  The holders of the contingent convertible subordinated notes have the right to convert at a price of approximately $11.67 per share.  If any or all notes are converted into shares of our common stock prior to the scheduled maturity of those notes, then there will be no cash requirements associated with those converted notes, other than the regular payment of interest earned prior to the conversion date.

As of March 31, 2008, we did not have any borrowings outstanding under our $100.0 million senior revolving loan.  We have the right to borrow against the senior revolving loan until it matures in November 2008.  During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.  Interest on the credit facility is generally based on a spread, not to exceed 300 basis points, over LIBOR.  As of March 31, 2008, significant financial covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.00 to 1.00, a senior leverage ratio not to exceed 2.00 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  As of March 31, 2008, we were in compliance with all covenants in our credit facility, including all financial covenants.

We may pursue acquisitions in the future.  Subsequent to March 31, 2008, we completed an approximately $5.0 million acquisition, excluding transaction costs, using cash on hand.  Covenants contained in our credit facility and in our contingent convertible subordinated notes may limit our ability to consummate an acquisition.  Pursuant to the terms of our credit facility, we generally cannot incur indebtedness outside the credit facility with the exception of capital leases and additional subordinated debt, with a limit of $100.0 million of aggregate subordinated debt.  Furthermore, for any acquisition we must be able to demonstrate that, on a pro forma basis, we would be in compliance with our covenants during the four quarters prior to the acquisition and we must obtain bank permission for any acquisition for which cash consideration exceeds $65.0 million or total consideration exceeds $125.0 million.

Our current credit facility matures in November 2008.  We anticipate that if necessary, we will be able to extend our current credit facility or establish a new credit facility on commercially reasonable terms based on our various banking relationships and based on past experience.  We believe that the funds generated from operations plus our existing cash resources and amounts available under our credit facility will be sufficient over the next 12 months, and for the foreseeable future thereafter, to finance currently anticipated working capital requirements, internal software development expenditures, property, equipment and third party software expenditures, deferred acquisition price agreements and capital leases, interest payments due on our outstanding borrowings, and payments for other contractual obligations.

Off-balance Sheet Arrangements

Although we generally do not utilize off-balance sheet arrangements in our operations, we enter into operating leases in the normal course of business.  Our operating lease obligations are disclosed in note 6 of the notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of SFAS 157 as of January 1, 2008 did not have a material impact on our financial position, results of operations, or cash flows.  In February 2008, FASB issued Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1).  FSP 157-1 excludes from the scope of SFAS 157 accounting pronouncements that address fair value measurements for purposes of lease classification or measurement.  This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value, regardless of whether those assets and liabilities are related to leases.  FSP 157-1 was effective upon the initial adoption of SFAS 157.  Adoption of SFAS 157-1 as of January 1, 2008 did not have a material impact on our financial position, results of operations, or cash flows.  In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) that, as of February 12, 2008, indefinitely delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Management is still evaluating the impact, if any, that the adoption of FSP 157-2 will have on our financial position, results of operations, or cash flows.

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

In March, 2008, FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Instruments and Hedging Activities – amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  As SFAS 161 relates only to disclosure, management anticipates that the adoption of SFAS 161 will not have a material effect on our financial position, results of operations, or cash flows.

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

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a certain financial instrument or group of financial instruments.  As of December 31, 2007, we had market risk exposure to interest rates as we held interest rate floor options with a notional value of $800 million.  During the three months ended March 31, 2008, we terminated these interest rate floor options, thereby eliminating our market risk exposure related to these instruments.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.       Risk Factors.

There have been no material changes in our Risk Factors from those disclosed in our 2007 Annual Report on Form 10-K.

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

Epiq Systems, Inc.

Date:	May 2, 2008	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	May 2, 2008	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2008	/s/ Douglas W. Fleming
Douglas W. Fleming
Director of Finance
(Principal Accounting Officer)