Form 10-Q
period 2008-06-30
EPIQ SYSTEMS INC
filed 2008-07-30
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒   For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock at July 21, 2008:

Class	Outstanding
Common Stock, $.01 par value	35,508,592

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

REVENUE:
Case management services	$35,928	$23,702	$64,724	$44,534
Case management bundled products and services	4,463	6,733	9,754	13,412
Document management services	16,546	7,736	26,360	15,321
Operating revenue before reimbursed direct costs	56,937	38,171	100,838	73,267
Operating revenue from reimbursed direct costs	7,905	6,035	13,014	12,068
Total Revenue	64,842	44,206	113,852	85,335

OPERATING EXPENSES:
Direct costs of services (exclusive of depreciation and amortization shown separately below)	24,438	10,415	43,264	20,746
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	908	898	1,855	1,784
Reimbursed direct costs	7,880	6,010	13,002	12,032
General and administrative	18,221	15,252	33,300	28,177
Depreciation and software and leasehold amortization	3,853	2,837	7,563	5,798
Amortization of identifiable intangible assets	2,325	2,352	4,603	4,876
Other operating (income) expense	859	—	(1,512)	—
Total Operating Expenses	58,484	37,764	102,075	73,413

INCOME FROM OPERATIONS	6,358	6,442	11,777	11,922

EXPENSE (INCOME) RELATED TO FINANCING
Interest income	(36)	(25)	(180)	(32)
Interest expense	441	3,345	932	8,447
Net Expenses Related To Financing	405	3,320	752	8,415

INCOME BEFORE INCOME TAXES	5,953	3,122	11,025	3,507

PROVISION FOR INCOME TAXES	2,799	1,328	5,214	1,563

NET INCOME	$3,154	$1,794	$5,811	$1,944

NET INCOME PER SHARE INFORMATION:
Basic	$.09	$.06	$.16	$.07
Diluted	$.08	$.06	$.15	$.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,424	29,848	35,357	29,559
Diluted	41,634	31,980	41,510	31,458

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	June 30, 2008	December 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,229	$13,415
Trade accounts receivable, less allowance for doubtful accounts of $1,525 and $1,437 respectively	50,483	33,925
Prepaid expenses	5,174	2,888
Other current assets	1,927	4,571
Total Current Assets	68,813	54,799

LONG-TERM ASSETS:
Property, equipment and leasehold improvements, net	37,452	32,403
Software development costs, net	10,434	9,808
Goodwill	264,330	260,684
Identifiable intangible assets	31,935	34,310
Other	576	790
Total Long-term Assets	344,727	337,995
Total Assets	$413,540	$392,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,854	$7,401
Accrued compensation	4,081	7,430
Deposits	4,281	1,618
Deferred revenue	1,822	1,234
Other accrued expenses	4,872	2,389
Current maturities of long-term obligations	2,207	3,326
Total Current Liabilities	36,117	23,398

LONG-TERM LIABILITIES:
Deferred income taxes	20,383	19,390
Other long-term liabilities	8,435	8,058
Long-term obligations (excluding current maturities)	56,075	58,266
Total Long-term Liabilities	84,893	85,714

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $0.01 par value; 100,000,000 shares authorized; issued and outstanding –35,504,464 and 35,276,569 shares at June 30, 2008 and December 31, 2007 respectively	355	353
Additional paid-in capital	234,984	231,984
Accumulated other comprehensive income	39	4
Retained earnings	57,152	51,341
Total Stockholders’ Equity	292,530	283,682
Total Liabilities and Stockholders’ Equity	$413,540	$392,794

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

June 30, 2008

COMMON SHARES (100,000 authorized):
Shares, beginning of year	35,277
Shares issued upon exercise of options	227
Shares, end of period	35,504

COMMON STOCK – PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$353
Proceeds from exercise of options	2
Balance, end of period	355

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	231,984
Proceeds from exercise of options	1,427
Share-based income tax benefit	177
Share-based compensation expense	1,396
Balance, end of period	234,984

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year	4
Foreign currency translation adjustment	35
Balance, end of period	39

RETAINED EARNINGS:
Balance, beginning of year	51,341
Net income	5,811
Balance, end of period	57,152

TOTAL STOCKHOLDERS’ EQUITY	$292,530

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,811	$1,944
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	1,396	1,014
Expense (benefit) for deferred income taxes	419	(1,327)
Depreciation and software and leasehold amortization	7,563	5,798
Change in valuation of embedded option	(805)	2,660
Amortization of identifiable intangible assets	4,603	4,876
Other	467	522
Changes in operating assets and liabilities, net of effects from business acquisition:
Trade accounts receivable	(16,543)	(4,482)
Prepaid expenses and other assets	74	(452)
Accounts payable and other liabilities	10,811	2,095
Excess tax benefit related to share-based compensation	(27)	(441)
Income taxes	1,364	2,656
Net cash provided by operating activities	15,133	14,863

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,569)	(4,979)
Software development costs	(2,882)	(2,354)
Cash paid for business acquisition, net of cash acquired	(4,712)	—
Other	10	271
Net cash used in investing activities	(16,153)	(7,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	2,000	29,000
Payments on revolver	(2,000)	(29,000)
Principal payments under long-term debt obligations	(2,622)	(17,932)
Excess tax benefit related to share-based compensation	27	441
Proceeds from exercise of share options	1,429	8,192
Net cash used in financing activities	(1,166)	(9,299)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,186)	(1,498)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,415	5,274
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,229	$3,776

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

Non-Software Arrangements

Services related to electronic discovery and settlement administration are billed based on volume and are evaluated pursuant to Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables.  For these contractual arrangements, we have identified each deliverable service element.  Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables.  We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such similar services.  Lastly, our arrangements do not include general rights of return.  Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting under EITF 00-21.  We allocate revenue to the various units of accounting in our arrangements based on the fair value of each unit of accounting, which is generally consistent with the stated prices in our arrangements. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period in accordance with Staff Accounting Bulletin Topic 13, Revenue Recognition (SAB Topic 13).  Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

Software Arrangements

For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support (PCS) services, all at no charge to the trustee.  The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement.  We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits held by the trustees with that financial institution, from the financial institution related to the software license, hardware lease, hardware maintenance, and PCS services.  We account for the software license and PCS elements in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2).  Since we have not established vendor specific objective evidence (VSOE) of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered element, which is PCS.  This revenue, when recognized, is included as a component of case management services revenue.  Revenue related to PCS is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants’ Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee becomes fixed or determinable at the time actual usage occurs and collectability is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to.  At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2, since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

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

Reimbursements

We have revenue related to the reimbursement of certain costs, primarily postage.  Consistent with guidance provided by EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursed postage and other reimbursable direct costs are recorded gross in the consolidated statements of income as “Operating  revenue from reimbursed direct costs” and as “Reimbursed direct costs,” respectively.

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

In December 2007, FASB issued Statement of Financial Accounting Standards No, 160, Noncontrolling Interest In Consolidated Financial Statements, (SFAS 160).  SFAS 160 changes the way in which noncontrolling interests in subsidiaries are measured and classified on the balance sheet.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Management anticipates that the adoption of SFAS 160 will not have a material effect on our financial position, results of operations, or cash flows.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Instruments and Hedging Activities – amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  As SFAS 161 relates only to disclosure, management anticipates that the adoption of SFAS 161 will not have a material effect on our financial position, results of operations, or cash flows.

In May, 2008, FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principals and the framework for selecting the principals used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principals.  SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB’s amendments to U.S. Auditing Standards (AU) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Management is still evaluating the impact, if any, that the adoption of SFAS 162 will have on our financial position, results of operations, or cash flows.

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

In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly our financial position as of June 30, 2008, the changes in stockholders’ equity for the six month period ended June 30, 2008, the results of operations for the three and six month periods ended June 30, 2008 and 2007, and cash flows for the six month periods ended June 30, 2008 and 2007.

The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3:   GOODWILL AND INTANGIBLE ASSETS

Amortizing identifiable intangible assets at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$40,362	$20,157	$39,287	$17,863
Trade names	745	745	745	745
Non-compete agreements	28,680	16,950	27,526	14,640
	$69,787	$37,852	$67,558	$33,248

Aggregate amortization expense related to identifiable intangible assets was $2.3 million and $2.4 million for the three month periods ended June 30, 2008 and 2007, respectively, and was $4.6 million and $4.9 million for the six month periods ended June 30, 2008 and 2007, respectively.  Amortization expense related to identifiable intangible assets for 2008 and the following five years is estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2008	$9,118
2009	7,709
2010	6,764
2011	4,832
2012	4,652
2013	3,070
$36,145

As of June 30, 2008 and December 31, 2007, goodwill had a carrying value of $264.3 million and $260.7 million, respectively.  As discussed in note 10 of the condensed consolidated financial statements, the $3.6 million increase in goodwill results primarily from the acquisition, in April 2008, of an electronic discovery business in the United Kingdom.  Goodwill by segment is disclosed in note 8 of the condensed consolidated financial statements.

NOTE 4:   DERIVATIVES

As discussed under Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, a portion of our bankruptcy trustee revenue is subject to variability based on fluctuations in short-term interest rates.  During 2007, in order to limit our economic exposure to market fluctuations in interest rates we purchased one month LIBOR based interest rate floor options with a total notional amount of $800 million and initial contractual maturity of three years. We accounted for this transaction pursuant to the guidance contained in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133).  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  As the interest rate floor options were not designated as an accounting hedge, changes in the fair value of the derivatives were recorded each period in current earnings.  For the year ended December 31, 2007, the change in the fair value of the interest rate floor options was recognized as an unrealized gain of $1.1 million and was included as a component of other operating income.  During February 2008, we sold the interest rate floor options and realized a $3.5 million gain.  The $2.4 million difference between the realized gain of $3.5 million and the previously recognized gain of $1.1 million is included as a component of other operating income on the accompanying condensed consolidated statements of income.

NOTE 5:   INDEBTEDNESS

The following is a summary of indebtedness outstanding (in thousands):

	June 30,	December 31,
	2008	2007
Senior revolving loan	$—	$—
Contingent convertible subordinated debt, including embedded option	53,153	53,958
Other	5,129	7,634
Total indebtedness	$58,282	$61,592

Credit Facilities

As of June 30, 2008, our credit facility, with KeyBank National Association as administrative agent, consisted of a $100.0 million senior revolving loan.  There were no amounts due under the senior revolving loan as of June 30, 2008.  We have the right to borrow against the senior revolving loan until it matures in November 2008.  During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.

The credit facility is secured by liens on our real property and a significant portion of our personal property.  Interest on the credit facility is generally based on a spread, not to exceed 300 basis points, over the LIBOR rate.

Our credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements (EBITDA) and total debt.  In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As of June 30, 2008, we were in compliance with all financial covenants.

Subsequent to quarter-end, we amended and restated our credit facility with a new credit facility.  The amended and restated credit facility, with KeyBank National Association as administrative agent, consists of a $100.0 million senior revolving loan and the facility matures in July 2011.  During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.  The amended credit facility will be secured by liens on our real property and a significant portion of our personal property.  Interest on the amended credit facility is generally based on a spread, not to exceed 325 basis points, over the LIBOR rate.  Our amended credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements (EBITDA) and total debt.  In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  The covenant limits under the amended credit facility are substantially the same as the covenant limits under the existing credit facility.

Contingent Convertible Subordinated Notes

During June 2004, we issued $50.0 million of contingent convertible subordinated notes with a fixed 4% per annum interest rate and an original maturity of June 15, 2007.  The holders of the notes had the right to extend the maturity date by up to three years.  In April 2007, the holders exercised this right and the notes’ maturity date was extended to June 15, 2010.  If we change our capital structure (for example, through a stock dividend or stock split) while the notes are outstanding, the conversion price will be adjusted on a consistent basis and, accordingly, the number of shares of common stock we would issue on conversion will be adjusted.  The notes are convertible into 4.3 million shares of our common stock at a price of approximately $11.67 per share.  We have the right to require that the holders of the notes convert to equity if our share price exceeds the $23.33 on a weighted average basis for 20 consecutive days.

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the contingent convertible subordinated notes was accounted for as an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the contingent convertible subordinated note balance was reduced by the same amount.  The convertible subordinated note was accreted approximately $0.1 million each quarter such that the contingent convertible subordinated note balance, exclusive of the embedded option value, totaled $50.0 million as of the June 15, 2007 original maturity date.  On our accompanying condensed consolidated statements of income, this accretion is a component of interest expense.  The embedded option was revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments resulting from the three year extension of the contingent convertible subordinated notes maturity.  During April 2007, the holders of the convertible subordinated notes exercised this right to extend and we performed a final valuation to estimate the fair value of the embedded option as of the approximate date of the extension.  The estimated fair value of the embedded option at this date, included as a component of the contingent convertible subordinated note, was approximately $4.8 million.  The $4.8 million estimated fair value of the embedded option is amortized as a credit to interest expense over the period to the extended maturity, which is June 15, 2010.  If any contingent convertible notes are converted into shares of our common stock prior to June 15, 2010, the unamortized embedded option value related to those shares will be recognized as a gain in the period the conversion occurs.  The above changes related to the carrying value of the contingent convertible subordinated note, the estimated fair value of the embedded option, and the amortization of the fair value of the embedded option do not affect our cash flow.

Scheduled Principal Payments

Our long-term obligations, including the convertible debt, mature as follows for each twelve-month period ending June 30 (in thousands):

2009	$2,207
2010	55,495
2011	552
2012	28
2013	—
Total	$58,282

NOTE 6:   SHARE-BASED COMPENSATION

During June 2004, our 2004 Equity Incentive Plan was approved by our shareholders and replaced our 1995 Stock Option Plan, as amended (the “1995 Plan”).  During June 2006, an amendment to the 2004 Equity Incentive Plan was approved by our shareholders.  The 2004 Equity Incentive Plan, as amended, (the “2004 Plan”) limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock under the 2004 Plan to 7,500,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable or is forfeited will be available for further grants unless, in the case of options granted, related stock appreciation rights are exercised.  At June 30, 2008, there were approximately 1,644,000 shares of common stock available for future equity-related grants under the 2004 Plan.  Although various forms of equity instruments may be issued, to date we have issued only incentive share options and nonqualified share options under this Plan.  These share options, which have a contractual term of 10 years, are issued with an exercise price equal to the grant date closing market price of our common stock.  The vesting periods range from immediate to 5 years.  Share options which vest over 5 years generally vest either 20% per year on the first five anniversaries of the grant date, or 25% per year on the second through fifth anniversaries of the grant date.  Shares vesting over a shorter period will generally vest 100% as of the designated vesting date.  We issue new shares to satisfy share option exercises.  We do not anticipate that we will repurchase shares on the open market during 2008 for the purpose of satisfying share option exercises.

Following is information related to exercisable share options and share options expected to vest as of June 30, 2008 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options exercisable	5,431	$10.26	6.10	$22,449
Options vested and expected to vest	7,524	$11.26	6.77	$24,928

The aggregate intrinsic value was calculated using the difference between the June 30, 2008 market price and the grant price for only those awards that have a grant price that is less than the June 30, 2008 market price.  The weighted average grant-date fair value of options granted during the three months ended June 30, 2008 and 2007 were $6.14 and $5.67, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 were $1.7 million and $5.0 million, respectively.  During the three months ended June 30, 2008 and 2007, we received cash for payment of the grant price of exercised options of approximately $0.9 million and $5.6 million, respectively, and we anticipate we will realize a tax benefit related to these exercised options of approximately $0.1 million and $2.0 million, respectively.

During the three months ended June 30, 2008 and 2007, we recognized share-based compensation expense, which is a non-cash charge, of approximately $0.9 million and $0.7 million, respectively, of which $0.2 million and $0.2 million, respectively, is included under the caption “Direct costs of services” and $0.7 million and $0.5 million, respectively, is included under the caption “General and administrative” on the accompanying condensed consolidated statements of income.  During the three months ended June 30, 2008 and 2007, we recognized a net tax benefit of approximately $0.3 million and $0.3 million, respectively, related to aggregate share-based compensation expense recognized during the same period.

The weighted average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 were $5.88 and $5.30, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 were $2.1 million and $5.5 million, respectively.  During the six months ended June 30, 2008 and 2007, we received cash for payment of the grant price of exercised options of approximately $1.4 million and $8.2 million, respectively, and we anticipate we will realize a tax benefit related to these exercised options of approximately $0.3 million and $2.2 million, respectively.  The cash received for payment of the grant price is included as a component of cash flow from financing activities.  The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flow from financing activities on the consolidated statement of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.

During the six months ended June 30, 2008 and 2007, we recognized share-based compensation expense, which is a non-cash charge, of approximately $1.4 million and $1.0 million, respectively, of which $0.5 million and $0.3 million, respectively, is included under the caption “Direct costs of services” and $0.9 million and $0.7 million, respectively, is included under the caption “General and administrative” on the accompanying condensed consolidated statements of income.  During the six months ended June 30, 2008 and 2007, we recognized a net tax benefit of approximately $0.5 million and $0.3 million, respectively, related to aggregate share-based compensation expense recognized during the same period.  As of June 30, 2008, there was $12.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 3.5 years.

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

The computations of basic and diluted net income per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2008			2007
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount

Basic net income per share	$3,154	35,424	$.09	$1,794	29,848	$.06

Effect of dilutive securities:
Share options		1,924			2,132
Convertible debt	301	4,286		—	—

Diluted net income per share	$3,455	41,634	$.08	$1,794	31,980	$.06

For the three month periods ended June 30, 2008 and 2007, weighted-average outstanding share options totaling approximately 1.9 million and 1.0 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.  For the three months ended June 30, 2007, we did not assume conversion of the contingent convertible subordinated convertible notes as the effect would have been antidilutive.

	Six Months Ended June 30,
	2008			2007
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount

Basic net income per share	$5,811	35,357	$.16	$1,944	29,559	$.07

Effect of dilutive securities:
Share options		1,867			1,899
Convertible debt	603	4,286		—	—

Diluted net income per share	$6,414	41,510	$.15	$1,944	31,458	$.06

For the six month periods ended June 30, 2008 and 2007, weighted-average outstanding share options totaling approximately 1.7 million and 1.4 million shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share.  For the six months ended June 30, 2007 we did not assume conversion of the contingent convertible subordinated convertible notes as the effect would have been antidilutive.

NOTE 8:   SEGMENT REPORTING

In the first quarter of 2008, we revised the structure of our reporting segments to reflect a change in the nature of the financial information provided to our chief operating decision makers resulting from a change in the structure of our internal organization.  The segment measure of profit for the three and six months ended June 30, 2007 has been restated in accordance with our new organization structure, including the changes in certain internal financial reporting information.  We have three reporting segments: (i) electronic discovery, (ii) bankruptcy, and (iii) settlement administration.  Our electronic discovery business provides electronic discovery services to corporations and the litigation department of law firms.  Produced documents are made available primarily through our hosted site, and our DocuMatrix™ software allows for efficient plaintiff and defendant counsel review and data requests.  Our bankruptcy segment provides solutions that address the needs of trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.  Our settlement administration segment administers complex legal proceedings which involve notification of a class of actual or potential claimants and the administration of funds related to settlement with the class of claimants.

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

Following is a summary of segment information (in thousands):

	Three Months Ended June 30, 2008
	Electronic Discovery	Bankruptcy	Settlement Administration	Total

Revenue:
Operating revenue before reimbursed direct costs	$16,278	$12,498	$28,161	$56,937
Operating revenue from reimbursed direct costs	19	869	7,017	7,905
Total revenue	16,297	13,367	35,178	64,842

Direct costs, general and administrative costs	8,233	7,226	29,128	44,587
Segment performance measure	$8,064	$6,141	$6,050	$20,255

	Three Months Ended June 30, 2007
	Electronic Discovery	Bankruptcy	Settlement Administration	Total

Revenue:
Operating revenue before reimbursed direct costs	$12,224	$16,004	$9,943	$38,171
Operating revenue from reimbursed direct costs	12	1,359	4,664	6,035
Total revenue	12,236	17,363	14,607	44,206

Direct costs, general and administrative costs	5,782	7,963	13,182	26,927
Segment performance measure	$6,454	$9,400	$1,425	$17,279

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Three Months Ended June 30,
	2008	2007

Segment performance measure	$20,255	$17,279
Corporate and unallocated expenses	(5,988)	(4,945)
Share-based compensation expense	(872)	(703)
Depreciation and software and leasehold amortization	(3,853)	(2,837)
Amortization of intangible assets	(2,325)	(2,352)
Other operating expense	(859)	—
Interest expense, net	(405)	(3,320)
Income before income taxes	$5,953	$3,122

	Six Months Ended June 30, 2008
	Electronic Discovery	Bankruptcy	Settlement Administration	Total

Revenue:
Operating revenue before reimbursed direct costs	$29,516	$25,862	$45,460	$100,838
Operating revenue from reimbursed direct costs	121	1,701	11,192	13,014
Total revenue	29,637	27,563	56,652	113,852

Direct costs, general and administrative costs	15,178	14,124	49,893	79,195
Segment performance measure	$14,459	$13,439	$6,759	$34,657

	Six Months Ended June 30, 2007
	Electronic Discovery	Bankruptcy	Settlement Administration	Total

Revenue:
Operating revenue before reimbursed direct costs	$22,336	$31,047	$19,884	$73,267
Operating revenue from reimbursed direct costs	25	2,550	9,493	12,068
Total revenue	22,361	33,597	29,377	85,335

Direct costs, general and administrative costs	10,696	15,084	26,343	52,123
Segment performance measure	$11,665	$18,513	$3,034	$33,212

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Six Months Ended June,
	2008	2007

Segment performance measure	$34,657	$33,212
Corporate and unallocated expenses	(10,830)	(9,602)
Share-based compensation expense	(1,396)	(1,014)
Depreciation and software and leasehold amortization	(7,563)	(5,798)
Amortization of intangible assets	(4,603)	(4,876)
Other operating income (expense)	1,512	—
Interest expense, net	(752)	(8,415)
Income before income taxes	$11,025	$3,507

Following are total assets by segment (in thousands):

	June 30, 2008	December 31, 2007
Assets
Electronic Discovery	$145,645	$132,030
Bankruptcy	177,297	178,937
Settlement Administration	65,431	52,724
Corporate and unallocated	25,167	29,103
Total consolidated assets	$413,540	$392,794

Following is goodwill by segment (in thousands):

	June 30, 2008	December 31, 2007
Goodwill
Electronic Discovery	$79,646	$76,048
Bankruptcy	151,700	151,700
Settlements Administration	32,984	32,936
Total goodwill	$264,330	$260,684

NOTE 9:                SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2008	2007

Cash paid for:
Interest	$1,489	$4,594
Income taxes paid, net	3,427	245
Non-cash investing and financing transactions:
Capitalized lease obligations incurred	—	125
Property, equipment, and leasehold improvements accrued in accounts payable	2,188	5,236

NOTE 10:              ACQUISITIONS

On April 4, 2008, our wholly-owned subsidiary, Epiq Systems Holding B.V., acquired all the equity of Uberdevelopments Limited and its wholly-owned operating subsidiary, Pinpoint Global Limited (collectively, “Pinpoint”), an electronic discovery business with operations in the United Kingdom.  The total value of the transaction was $5.4 million, consisting of $4.9 million of cash and $0.5 million of capitalized transaction costs.  If certain revenue targets are satisfied within one year of acquisition, we will be required to make an additional payment.  The amount of such payment, ranging from £200,000 to £1,000,000 (as of June 30, 2008, approximately $0.4 million to $2.0 million), will be recorded as a purchase price adjustment when the contingency is resolved.  Additionally, if certain other revenue targets are satisfied prior to the second and third anniversary dates of the agreement, we will be required to make additional payments.  The aggregate amount of such payments would be within the range of £160,000 to £400,000 (as of June 30, 2008, approximately $0.3 million to $0.8 million) and will be recorded as compensation expense when the contingency is resolved.  The preliminary allocation of the purchase price is as follows:  $0.3 million to net assets, $1.1 million to customer contracts, $1.1 million to non-compete agreements, $0.7 million to establish a deferred tax liability related to the acquired intangible assets, and $3.6 million to goodwill.  The allocation of the purchase price to the assets and liabilities acquired will be finalized as necessary, up to one year after the acquisition closing date, when information that is known to be available or obtainable is obtained.  The purchase price in excess of the value of the acquired identifiable net assets reflects the strategic value we placed on Pinpoint as this acquisition facilitates the expansion of our electronic discovery business in the United Kingdom.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying condensed consolidated financial statements from the date of acquisition.  The operating results of the acquired entities are included within our electronic discovery segment.  The pro forma results of the acquired entities for the period January 1, 2008 through the date of acquisition are not material to our consolidated results of operations.

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

The substantial increase of electronic documents by businesses has changed the dynamics of how attorneys support discovery in complex litigation matters.  According to the 2007 Socha-Gelbmann Electronic Discovery Survey, the 2006 domestic commercial electronic discovery revenues were estimated at $2.0 billion, an approximate 51% increase from 2005.  According to this same source, the market is expected to continue to grow at year over year annual rates of 28% for 2008 and 23% for 2009.  Due to the complexity of cases, the volume of data that is maintained electronically, and the volume of documents that are produced in all types of litigation, it is anticipated that law firms will become increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

Significant sources of revenue include:

•                  Fees related to the conversion of data into an organized, searchable electronic database. The amount we earn varies primarily on the size (number of documents) and complexity of the engagement; and

•                  Hosting fees based on the amount of data stored.

Bankruptcy Segment

Our bankruptcy business addresses the needs of Chapter 7, Chapter 11, and Chapter 13 bankruptcy trustees.

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

Significant sources of revenue include:

•                  Data hosting fees and volume-based fees related to the management of large volumes of electronic data in support of a legal proceeding;

•                  Case management professional service fees and other support service fees related to the administration of cases, including data conversion, claims processing, claims reconciliation, professional consulting services, and settlement administration;

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

Our customers are corporations that are administering the settlement or resolution of class action cases.  We sell our services directly to those customers and other interested parties, including legal counsel, which often provide access to these customers.

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

Results of Operations for the Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

Consolidated Results

Revenue

Total revenue of $64.8 million for the three months ended June 30, 2008 increased approximately $20.6 million, or 47%, compared to $44.2 million of revenue for the same period in the prior year.  A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying condensed consolidated statements of income.  Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.  Operating revenue exclusive of operating revenue from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, increased approximately 49% to $56.9 million for the three months ended June 30, 2008 compared to $38.2 million for the same period in the prior year.  The increase primarily relates to a $4.1 million increase in electronic discovery operating revenue before reimbursed direct costs combined with an $18.2 million increase in settlements administration operating revenue before reimbursed direct costs, partly offset by a $3.5 million decrease in bankruptcy operating revenue before reimbursed direct costs.  Changes by segment are discussed below.

Operating Expenses

Direct costs of services, exclusive of depreciation and amortization, increased by approximately $14.0 million to approximately $24.4 million for the three months ended June 30, 2008 compared with $10.4 million during the same period in the prior year.  This increase primarily results from a $8.8 million increase in the cost of outside services, primarily related to telephone, mailing and temporary help services, a $2.6 million increase in legal noticing, and a $1.6 million increase in production supplies.  Changes by segment are discussed below.

Direct cost of bundled products and services, exclusive of depreciation and amortization, totaled approximately $0.9 million for both the three months ended June 30, 2008 and the three months ended June 30, 2007.  Changes by segment are discussed below.

Reimbursed direct costs increased by approximately $1.9 million, or 31%, to $7.9 million for the three months ended June 30, 2008 compared with $6.0 million during the same period in the prior year.  This increase directly corresponds to the increase in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased approximately 19% to $18.2 million for the three months ended June 30, 2008 compared with $15.3 million for the same period in the prior year.  The increase is primarily due to a $1.1 million increase in compensation, commission and benefits expense primarily resulting from expanded staffing to support increased operating revenue, a $0.8 million increase related to travel expense, a $0.3 million increase related to professional services, and a $0.1 million increase in  share-based compensation.  Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs increased approximately 36% to $3.9 million for the three months ended June 30, 2008 compared with $2.8 million for the same period in the prior year primarily as a result of increased software amortization expense and increased hardware depreciation largely related to increased capital expenditures within our electronic discovery segment.

Amortization of identifiable intangible assets, compared with the same period in the prior year, decreased to $2.3 million for the three months ended June 30, 2008 compared with $2.4 million for the same period in the prior year.  Certain customer contracts and tradenames became fully amortized, which were partly offset by an increase in non-compete amortization resulting from our second quarter acquisition.

Other operating expenses, consisting of non-capitalized acquisition related expenses for, legal services, indirect and general costs, accounting services, and valuation services, totaled $0.9 million for the three months ended June 20, 2008.  We did not have other operating expenses during the same period in the prior year.

Interest Expense

We recognized interest expense of $0.4 million for the three months ended June 30, 2008 compared with $3.3 million for the same period in the prior year.  The $2.9 million decrease is primarily related to a $1.8 million decrease in interest expense related to our credit facility, a $0.8 million decrease in expense related to the value of our subordinated convertible note holders’ option to extend the maturity of the subordinated convertible notes from June 15, 2007 to June 15, 2010, and a $0.2 million decrease in loan fee amortization.  The fair value of the option to extend maturity was derived primarily from the estimated future cash flows related to the payment of the 4% interest for an additional three years.  Accordingly, during the three months ended June 30, 2007, the adjustment to the fair value of the option resulted in recognition of $0.4 million of interest expense.  During April 2007, the holders of the contingent convertible subordinated notes exercised their right to extend the maturity of the convertible notes.  As a result, we will continue to pay interest, at a rate of 4% per annum, during the extension period on any convertible notes that remain outstanding (the holders of the convertible notes may chose at any time to convert some or all of the notes into our common shares – see note 5 of the notes to the condensed consolidated financial statements for additional information regarding this conversion right).  We estimated the fair value of the option immediately prior to the note holders’ vote to extend and recorded a final adjustment to the fair value of the option to extend the subordinated convertible notes’ maturity.  We are currently amortizing the exercise date fair value of the option as a reduction to interest expense over the term of the extension.  During the three months ended June 30, 2008, we recognized a reduction to interest expense of approximately $0.4 million related to the amortization of the carrying value of the option to extend the maturity term subsequent to the extension date.  The $1.8 million decrease in credit facility interest expense results from our repayment and termination of the credit facility term loan and the repayment in full of the credit facility revolving loan during 2007 with the proceeds of a common stock offering in November 2007.  The $0.3 million decrease in loan amortization expense is primarily the result of the completion of the amortization of fees related to the contingent convertible subordinated debt and the credit facility term loan during 2007.

Income Taxes

Our tax expense as a percent of pre-tax income was 47.0% during the three months ended June 30, 2008 compared with tax expense as a percent of pre-tax income of 42.5% for the same period in the prior year.  The increase in our effective tax rate compared with the same period in the prior year is due primarily to recording in 2008 additional uncertain tax positions related to FIN 48 state taxes and to reduced tax benefits realized on the exercise of incentive stock options.  Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes.  We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

Net Income

Our net income was approximately $3.2 million for the three months ended June 30, 2008 compared with net income of approximately $1.8 million for the same period in the prior year. The $1.4 million increase is primarily the result of an $18.8 million increase in operating revenue before reimbursed direct costs and a $2.9 million decrease in interest expense during the three months ended June 30, 2008 compared with the same period in the prior year, partly offset by an $14.0 million increase in direct cost of services, a $3.0 million increase in general and administrative expenses, a $1.5 million increase in income tax expense, a $1.0 million increase in depreciation and software amortization, and a $0.9 million increase in other operating expenses during the three months ended June 30, 2008 compared with the same period in the prior year.

Electronic Discovery Segment

Electronic discovery operating revenue before reimbursed direct costs increased $4.1 million, or approximately 33%, to $16.3 million for the three months ended June 30, 2008 compared to $12.2 million for the same period in the prior year.  This increase is primarily attributable to additional projects from existing clients as well as an expansion of our client base, resulting in an increase in hosting and processing revenue of approximately $4.0 million.

Electronic discovery direct and administrative expenses increased approximately 42% to $8.2 million for the three months ended June 30, 2008 compared with approximately $5.8 million for the same period in the prior year.  This increase is primarily a result of a $1.3 million increase in compensation, commission and benefits expense resulting from expanded staffing to support increased operating revenue, a $0.3 million increase in building and equipment lease expense, primarily related to data center expansion, a $0.2 million increase in professional services, a $0.1 million increase in promotional expense, and a $0.1 million increase in bad debt expense.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs decreased approximately $3.5 million, or 22%, to $12.5 million for the three months ended June 30, 2008 compared to $16.0 million for the same period in the prior year.  This decrease is primarily the result of $2.3 million decrease in our bankruptcy trustee deposit-based fees combined with a $1.1 million decrease in noticing and claims preference services.  The bankruptcy trustee deposit fees decline of $2.3 million results primarily from a decline in short-term interest rates combined with lower bankruptcy deposits.  Revenue from our bankruptcy trustee business could continue to be lower with comparable periods in the prior year if short-term interest rates remain at current levels.  This effect could be partly mitigated by an increase in bankruptcy filings which could result in an increase in the bankruptcy trustee deposit portfolio.  Noticing services depend on the timing of a case and will fluctuate from period to period.

Bankruptcy direct and administrative expenses decreased approximately 9% to $7.2 million for the three months ended June 30, 2008 compared with approximately $8.0 million in the same period in the prior year.  This decrease is primarily attributable to a $0.5 million decrease in reimbursed expenses and a $0.2 million decrease in compensation costs.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs increased approximately 183%, to $28.2 million for the three months ended June 30, 2008 compared to $9.9 million for the same period in the prior year.  This increase is primarily the result of a $14.8 million increase in call center revenue and direct mailing revenue, primarily related to a large contract, and a $2.8 million increase in legal notification revenue resulting from several large cases.  Legal notification revenue tends to be variable, as an individual noticing campaign may have a short duration and generate significant revenue during that time.

Settlement administration direct and administrative expenses, including reimbursed direct costs, increased $15.9 million, or approximately 121%, to $29.1 million for the three months ended June 30, 2008 compared to $13.2 million for the same period in the prior year.  This increase is primarily the result of a $10.6 million increase in call center, outside service, and mailing supplies costs to support the large contract referenced above, a $2.6 million increase in the cost of legal noticing that is directly related to the increase in legal noticing revenue, and a $2.4 million increase in reimbursable expenses.  Legal notification revenue tends to be variable, as an individual noticing campaign may have a short duration and generate significant revenue during that time.

Results of Operations for the Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

Consolidated Results

Revenue

Total revenue of $113.9 million for the six months ended June 30, 2008 increased approximately 33% compared to $85.3 million of revenue for the same period in the prior year.  A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying condensed consolidated statements of income.  Although reimbursed operating revenue may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.  Operating revenue exclusive of operating revenue from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, increased approximately 38% to $100.8 million for the six months ended June 30, 2008 compared to $73.3 million for the same period in the prior year.  The increase primarily relates to a $7.2 million increase in electronic discovery operating revenue before reimbursed direct costs combined with an $25.6 million increase in settlements administration operating revenue before reimbursed direct costs, partly offset by a $5.2 million decrease in bankruptcy operating revenue before reimbursed direct costs.  Changes by segment are discussed below.

Operating Expenses

Direct costs of services, exclusive of depreciation and amortization, increased by approximately 109% to $43.3 million for the six months ended June 30, 2008 compared with $20.7 million during the same period in the prior year.  This increase primarily results from a $14.1 million increase in the cost of outside services, primarily related to telephone, mailing and temporary help services, a $4.5 million increase in legal noticing, and a $2.1 million increase in production supplies.  Changes by segment are discussed below.

Direct cost of bundled products and services, exclusive of depreciation and amortization, increased by approximately $0.1 million, or 4%, to approximately $1.9 million for the six months ended June 30, 2008 compared with $1.8 million for the same period in the prior year primarily as a result of an increase in compensation and benefits expense.  Changes by segment are discussed below.

Reimbursed direct costs increased to $13.0 million for the six months ended June 30, 2008 compared with $12.0 million during the same period in the prior year.  This increase directly corresponds to the increase in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased by approximately $5.1 million, or 18%, to $33.3 million for the six months ended June 30, 2008 compared with $28.2 million for the same period in the prior year.  The increase is primarily due to a $1.0 million increase in compensation, commission and benefits expense primarily resulting from expanded staffing to support increased operating revenue, a $1.4 million increase related to travel expense, a $0.9 million increase related to professional services, a $0.7 million increase in bad debt expense, and a $0.3 million increase in share-based compensation.  Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs increased approximately $1.8 million, or 30%, to $7.6 million for the six months ended June 30, 2008 compared with $5.8 million for the same period in the prior year primarily as a result of increased software amortization expense and increased hardware depreciation largely related to our electronic discovery segment.

Amortization of identifiable intangible assets decreased by approximately $0.3 million, or 6%, to $4.6 million for the six months ended June 30, 2008 compared with $4.9 million for the same period in the prior year, primarily as a result of certain customer contracts and tradenames that became fully amortized, partly offset by an increase in non-compete amortization resulting from our second quarter acquisition of an electronic discovery business in the United Kingdom.

Other operating income of $1.5 million includes a $2.4 million gain related to interest rate floor options purchased during 2007, partly offset by $0.9 million of acquisition related expenses consisting of non-capitalized acquisition related expenses for legal services, indirect and general costs, accounting services, and valuation services.  A portion of our bankruptcy trustee pricing is tied to short-term interest rates, and an increase or decrease in the short-term interest rate may result in corresponding changes in bankruptcy trustee revenue.  To mitigate our interest rate risk, during the third quarter of 2007 we purchased, for $1.6 million, LIBOR based interest rate floors with strike prices ranging from 1.75% to 2.75% and a notional value of $800 million.  These instruments were not designated as accounting hedges.  At the end of each period, we estimate the fair value of these instruments and the change in market value is recognized as a component of other operating income.  The adjustment for the year ended December 31, 2007 resulted in the recognition of $1.1 million of income.  During the three months ended March 31, 2008, we terminated these interest rate floor options in order to lock in the unrealized gain and, as a result, received cash of approximately $5.1 million and recognized an incremental gain during the quarter of $2.4 million.  Acquisition related expenses totaled $0.9 million for the three months ended June 20, 2008.  We did not have other operating expenses during the same period in the prior year.

Interest Expense

We recognized interest expense of $0.9 million for the six months ended June 30, 2008 compared with $8.4 million for the same period in the prior year.  The $7.5 million decrease is primarily related to a $3.6 million decrease in interest expense related to our credit facility, a $3.3 million decrease in expense related to the value of our subordinated convertible note holders’ option to extend the maturity of the subordinated convertible notes from June 15, 2007 to June 15, 2010, and a $0.5 million decrease in loan fee amortization.  The fair value of the option to extend maturity was derived primarily from the estimated future cash flows related to the payment of the 4% interest for an additional three years.  Accordingly, during the six months ended June 30, 2007, the adjustment to the fair value of the option resulted in recognition of $2.5 million of interest expense.  During April 2007, the holders of the contingent convertible subordinated notes exercised their right to extend the maturity of the convertible notes.  As a result, we will continue to pay interest, at a rate of 4% per annum, during the extension period on any convertible notes that remain outstanding (the holders of the convertible notes may chose at any time to convert some or all of the notes into our common shares – see note 5 of the notes to the condensed consolidated financial statements for additional information regarding this conversion right).  We estimated the fair value of the option immediately prior to the note holders’ vote to extend and recorded a final adjustment to the fair value of the option to extend the subordinated convertible notes’ maturity.  We are currently amortizing the exercise date fair value of the option as a reduction to interest expense over the term of the extension.  During the three months ended June 30, 2008, we recognized a reduction to interest expense of approximately $0.8 million related to the amortization of the carrying value of the option to extend the maturity term subsequent to the extension date.  The $3.6 million decrease in credit facility interest expense results from our repayment and termination of the credit facility term loan and the repayment in full of the credit facility revolving loan during 2007 with the proceeds of a common stock offering in November 2007.  The $0.5 million decrease in loan amortization expense is primarily the result of the completion of the amortization of fees related to the contingent convertible subordinated debt and the credit facility term loan during 2007.

Income Taxes

Our tax expense as a percent of pre-tax income was 47.3% during the six months ended June 30, 2008 compared with tax expense as a percent of pre-tax income of 44.6% for the same period in the prior year.  The increase in our effective tax rate compared with the same period in the prior year is due primarily to recording in 2008 additional uncertain tax positions related to FIN 48 state taxes and to reduced tax benefits realized on the exercise of incentive stock options.  Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes.  We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

Net Income

Our net income was approximately $5.8 million for the six months ended June 30, 2008 compared with net income of approximately $1.9 million for the same period in the prior year.  The $3.9 million increase is primarily the result of a $27.6 million increase in operating revenue before reimbursed direct costs, a $7.7 million decrease in net interest expense, and the recognition of a $2.4 million gain on the termination of the interest rate floor instruments, partly offset by an $22.6 million increase in direct cost of services, a $5.1 million increase in general and administrative expenses, a $3.7 million increase in income tax expense, a $1.8 million increase in depreciation and software amortization, and a $0.9 million increase in other operating expenses during the six months ended June 30, 2008 compared with the same period in the prior year.

Electronic Discovery Segment

Electronic discovery operating revenue before reimbursed direct costs increased $7.2 million, or approximately 32%, to $29.5 million for the six months ended June 30, 2008 compared to $22.3 million for the same period in the prior year.  This increase is primarily attributable to additional projects from existing clients as well as an expansion of our client base, resulting in an increase in hosting and processing revenue of approximately $6.9 million.

Electronic discovery direct and administrative expenses increased approximately 42% to $15.2 million for the six months ended June 30, 2008 compared with $10.7 million for the same period in the prior year.  This increase is primarily a result of a $2.3 million increase in compensation, commission and benefits expense resulting from expanded staffing to support increased operating revenue, a $0.5 million increase in building and equipment lease expense, primarily related to data center expansion, a $0.4 million increase in professional services, a $0.2 million increase in promotional expense, a $0.2 million increase in bad debt expense, and a $0.1 million increase in reimbursed expenses.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs decreased 17% to $25.9 million for the six months ended June 30, 2008 compared to $31.0 million for the same period in the prior year.  This decrease is primarily the result of $3.7 million decrease in our bankruptcy trustee deposit-based fees combined with a $1.2 million decrease in noticing services.  The $3.7 million decrease in bankruptcy trustee deposit fees results primarily from a decline in short-term interest rates combined with lower bankruptcy deposits.  Revenue from our bankruptcy trustee business could continue to be lower with comparable periods in the prior year if short-term interest rates do not increase.  This effect could be partly mitigated by an increase in bankruptcy trustee revenue as an increase in bankruptcy filings which could result in an increase in the bankruptcy trustee deposit portfolio.  Noticing services depend on the timing of a case and will fluctuate from period to period.

Bankruptcy direct and administrative expenses decreased approximately $1.0 million, or approximately 6%, to approximately $14.1 million for the six months ended June 30, 2008 compared with approximately $15.1 million in the same period in the prior year. This decrease is primarily attributable to a $0.9 million decrease in reimbursed expenses and a $0.7 million decrease in compensation costs, partly offset by a $0.7 million increase in bad debt expense.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs increased $25.6 million, or approximately 129%, to $45.5 million for the six months ended June 30, 2008 compared to $19.9 million for the same period in the prior year. This increase is primarily the result of a $20.5 million increase in call center revenue and direct mailing revenue, primarily related to a large contract, and a $5.1 million increase in legal notification revenue resulting from several large cases.

Settlement administration direct and administrative expenses, including reimbursed direct costs, increased approximately $23.6 million, or 89%, to $49.9 million for the six months ended June 30, 2008 compared to $26.3 million for the same period in the prior year.  This increase is primarily the result of a $16.4 million increase in call center, outside service, and mailing supplies costs to support the large contract referenced above, a $4.5 million increase in the cost of legal noticing that is directly related to the increase in legal noticing revenue, and a $1.7 million increase in reimbursable expenses.

Liquidity and Capital Resources

Operating Activities

During the six months ended June 30, 2008, our operating activities provided net cash of approximately $15.1 million.  The primary sources of cash from operating activities was net income of $5.8 million, adjusted for non-cash charges and credits, primarily depreciation and amortization, of $13.6 million, and changes in operating assets and liabilities that decreased our operating cash flow by $4.3 million, primarily as a result of an increase in accounts receivable, which is a use of cash, partly offset by increases in accounts payable and income taxes, which represent sources of cash.  Trade accounts receivable increased approximately $16.5 million, primarily related to an increase related to a large settlements administration customer.  Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections.  Accounts payable and other liabilities increased approximately $10.8 million, primarily related to costs associated with servicing a large settlements administration customer.  Accounts payable will fluctuate from period to period depending on the timing of purchases and payments.  The effect of income taxes will fluctuate from period to period depending on the accrual related to the current tax expense and the timing of estimated tax payments made or refunds received.

Investing Activities

During the six months ended June 30, 2008, we used cash of approximately $8.6 million for purchases of property and equipment, primarily computer hardware and purchased software licenses for our electronic discovery business and purchased computer hardware for our bankruptcy trustee business.  Enhancements to our existing software and development of new software is essential to our continued growth and, during the six months ended June 30, 2008, we used cash of approximately $2.9 million to fund internal costs related to development of software for which technological feasibility has been established.  We also used cash of $4.7 million to fund the acquisition of an electronic discovery business located in the United Kingdom.  We anticipate that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending for the foreseeable future.

Financing Activities

During the six months ended June 30, 2008, we used cash to pay approximately $2.6 million as a principal reduction on our deferred acquisition notes.  This financing use of cash was partly offset by $1.4 million of net proceeds from stock issued in connection with the exercise of employee stock options.  We also recognized a portion of the tax benefit related to the exercise of stock options as a financing source of cash.

As of June 30, 2008, our indebtedness consisted of $53.2 million (including the fair value of the embedded option) from the contingent convertible subordinated notes, which bears interest at 4% based on the $50.0 million principal amount, and approximately $5.1 million of obligations related to capitalized leases and deferred acquisition price.  During 2007, the term of our contingent convertible subordinated notes was extended to June 2010.  The notes will require use of $50.0 million of cash at the extended maturity date if the note holders do not convert the notes into shares of our common stock.  The holders of the contingent convertible subordinated notes have the right to convert at a price of approximately $11.67 per share.  If any or all the notes are converted into shares of our common stock prior to the scheduled maturity of those notes, then there will be no cash requirements associated with those converted notes, other than the regular payment of interest earned prior to the conversion date.

As of June 30, 2008, we did not have any borrowings under our $100.0 million senior revolving loan.  We have the right to borrow against the senior revolving loan until in matures in November 2008.  During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.  Interest on the credit facility is generally based on a spread, not to exceed 300 basis points, over the LIBOR rate.  As of June 30, 2008, significant covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.00 to 1.00, a senior leverage ratio not to exceed 2.00 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  As of June 30, 2008, we were in compliance with all financial covenants.

Subsequent to quarter-end, we amended and restated our current credit facility.  The amended credit facility, with KeyBank National Association as administrative agent, consists of a $100.0 senior revolving loan and the facility matures in July 2011.  The terms and covenants of the amended credit facility are substantially similar to those of the existing credit facility.  See note 5 of the notes to the accompanying condensed consolidated financial statements for additional information.

Covenants contained in our credit facility and in our contingent convertible subordinated notes include limitations to consummate an acquisition should we pursue acquisitions in the future.  Pursuant to the terms of our credit facility, we generally cannot incur indebtedness outside the credit facility, with the exceptions of capital leases and subordinated debt, with a limit of $100.0 million of aggregate subordinated debt.  Furthermore, for any acquisition we must be able to demonstrate that, on a pro forma basis, we would be in compliance with our covenants during the four quarters prior to the acquisition and bank permission must be obtained for any acquisition for which cash consideration exceeds $80.0 million or total consideration exceeds $125.0 million.

Off-balance Sheet Arrangements

We generally do not utilize off-balance sheet arrangements in our operations; however, we enter into operating leases in the normal course of business.  Our operating lease obligations are disclosed in note 6 of the notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In December 2007, FASB issued Statement of Financial Accounting Standards No, 160, Noncontrolling Interest In Consolidated Financial Statements, (SFAS 160).  SFAS 160 changes the way in which noncontrolling interests in subsidiaries are measured and classified on the balance sheet.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Management anticipates that the adoption of SFAS 160 will not have a material effect on our financial position, results of operations, or cash flows.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Instruments and Hedging Activities – amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  As SFAS 161 relates only to disclosure, management anticipates that the adoption of SFAS 161 will not have a material effect on our financial position, results of operations, or cash flows.

In May, 2008, FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principals and the framework for selecting the principals used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principals.  SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB’s amendments to U.S. Auditing Standards (AU) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Management is still evaluating the impact, if any, that the adoption of SFAS 162 will have on our financial position, results of operations, or cash flows.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective” and “potential.”  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements.  Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  These factors include (1) any material changes in our total number of client engagements and the volume associated with each engagement, (2) any material changes in our client’s deposit portfolio or the services required or selected by our clients in engagements, (3) material changes in the number of bankruptcy filings, class action filings or mass tort actions each year, (4) risks associated with handling of confidential data and compliance with information privacy laws, (5) changes in or the effects of pricing structures and arrangements, (6) risks associated with the integration of acquisitions into our existing business operations, (7) risks associated with our indebtedness, (8) risks associated with the application of complex accounting rules to unique transactions, including the risk that good faith application of those rules and audits of those results may be later reversed by new interpretations of those rules or new views regarding the application of those rules, and (9) other risks detailed from time to time in our SEC filings, including our annual report on Form 10-K.  In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. We undertake no obligations to update any forward-looking statements contained herein to reflect future events or developments.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a certain financial instrument or group of financial instruments.  As of December 31, 2007, we had market risk exposure to interest rates as we held interest rate floor options with a notional value of $800 million.  In February 2008, we terminated these interest rate floor options, thereby eliminating our market risk exposure related to these instruments.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June  30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.       Risk Factors.

There have been no material changes in our Risk Factors from those disclosed in our 2007 Annual Report on Form 10-K.

ITEM 4.          Submission of Matters to a Vote of Security Holders.

Our annual meeting of the shareholders was held on June 4, 2008, at which the shareholders elected the directors named below.  The results of the voting at the annual meeting were as follows:

Election of Directors	For	Withhold Authority

Tom W. Olofson	33,780,160	444,382
Christopher E. Olofson	33,661,899	562,643
W. Bryan Satterlee	32,271,204	1,953,338
Edward M. Connolly, Jr.	32,344,334	1,880,208
James A. Byrnes	33,196,499	1,028,043
Joel Pelofsky	33,192,419	1,032,123

No other matters were submitted to a vote of the shareholders at the annual meeting.

ITEM 5.          Other Events.

On November 15, 2005, we entered into an Amended and Restated Credit and Security Agreement with the Lenders named therein and KeyBank National Association, as lead arranger, sole book runner and administrative agent (the “2005 Credit Agreement”).  On July 30, 2008, we, the Lenders named therein, and KeyBank National Association, executed an Amended and Restated Credit and Security Agreement dated and effective as of July 30, 2008 (the “2008 Credit Agreement”), which amends and restates the 2005 Credit Agreement in its entirety, and which extends the maturity of the credit facility to July 29, 2011, includes certain financial covenants, and includes other technical amendments to the 2005 Credit Agreement.  The credit facility consists of a $100.0 million revolving credit facility, which we have the right, subject to compliance with our covenants, to increase to $175.0 million.  The credit facility is secured by liens on substantially all of our real and personal property and contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization), total debt, fixed charges and working capital.

Interest on the amended credit facility is generally based on a spread, not to exceed 325 basis points, over the LIBOR rate.  Significant financial covenants, all as defined within our amended credit facility agreement, include a total leverage ratio not to exceed 3.00 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.

ITEM 6.          Exhibits.

10.1         Amended and Restated Credit and Security Agreement dated as of July 30, 2008, among Epiq Systems, Inc., the Lenders named therein, and KeyBank National Association, as lead arranger, sole book runner and administrative agent.

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

Epiq Systems, Inc.

Date:	July 30, 2008	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	July 30, 2008	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2008	/s/ Douglas W. Fleming
Douglas W. Fleming
Director of Finance
(Principal Accounting Officer)