Form 10-Q
period 2008-09-30
EPIQ SYSTEMS INC
filed 2008-10-30
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒      For the Quarterly Period Ended September 30, 2008

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

Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock at October 20, 2008:

Class	Outstanding
Common Stock, $.01 par value	35,545,178

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.     Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUE:
Case management services	$33,576	$26,536	$98,300	$71,069
Case management bundled products and services	4,488	6,728	14,242	20,139
Document management services	13,768	5,921	40,129	21,242
Operating revenue before reimbursed direct costs	51,832	39,185	152,671	112,450
Operating revenue from reimbursed direct costs	7,051	5,662	20,065	17,730
Total Revenue	58,883	44,847	172,736	130,180

OPERATING EXPENSES:
Direct costs of services (exclusive of depreciation and amortization shown separately below)	19,526	9,355	62,791	30,101
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	910	998	2,765	2,782
Reimbursed direct costs	6,986	5,593	19,988	17,625
General and administrative	17,865	16,208	51,165	44,383
Depreciation and software and leasehold amortization	4,273	3,272	11,836	9,071
Amortization of identifiable intangible assets	2,271	2,352	6,874	7,228
Other operating expense (income)	1	565	(1,511)	565
Total Operating Expenses	51,832	38,343	153,908	111,755

INCOME FROM OPERATIONS	7,051	6,504	18,828	18,425

EXPENSE (INCOME) RELATED TO FINANCING:
Interest income	(39)	(10)	(219)	(42)
Interest expense	406	2,168	1,338	10,615
Net Expenses Related to Financing	367	2,158	1,119	10,573

INCOME BEFORE INCOME TAXES	6,684	4,346	17,709	7,852

PROVISION FOR INCOME TAXES	2,690	1,922	7,904	3,485

NET INCOME	$3,994	$2,424	$9,805	$4,367

NET INCOME PER SHARE INFORMATION:
Basic	$.11	$.08	$.28	$.15
Diluted	$.10	$.07	$.26	$.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,512	30,185	35,409	29,770
Diluted	41,120	36,704	41,368	31,803

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,816	$13,415
Trade accounts receivable, less allowance for doubtful accounts of $1,926 and $1,437, respectively	52,464	33,925
Prepaid expenses	4,917	2,888
Other current assets	1,093	4,571
Total Current Assets	65,290	54,799

LONG-TERM ASSETS:
Property, equipment and leasehold improvements, net	37,551	32,403
Software development costs, net	10,746	9,808
Goodwill	265,258	260,684
Identifiable intangible assets	29,470	34,310
Other	1,241	790
Total Long-term Assets	344,266	337,995
Total Assets	$409,556	$392,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,754	$7,401
Accrued compensation	4,903	7,430
Deposits	1,596	1,618
Deferred revenue	5,283	1,234
Other accrued expenses	3,049	2,389
Current maturities of long-term obligations	3,023	3,326
Total Current Liabilities	28,608	23,398

LONG-TERM LIABILITIES:
Deferred income taxes	20,085	19,390
Other long-term liabilities	8,119	8,058
Long-term obligations (excluding current maturities)	55,793	58,266
Total Long-term Liabilities	83,997	85,714

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $0.01 par value; 100,000,000 shares authorized; issued and outstanding –35,535,296 and 35,276,569 shares at September 30, 2008 and December 31, 2007, respectively	355	353
Additional paid-in capital	236,437	231,984
Accumulated other comprehensive (loss) income	(987)	4
Retained earnings	61,146	51,341
Total Stockholders’ Equity	296,951	283,682
Total Liabilities and Stockholders’ Equity	$409,556	$392,794

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

September 30, 2008

COMMON SHARES (100,000 authorized):
Shares, beginning of year	35,277
Shares issued upon exercise of options	258

Shares, end of period	35,535

COMMON STOCK – PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$353
Proceeds from exercise of options	2

Balance, end of period	355

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	231,984
Proceeds from exercise of options	1,727
Share-based income tax benefit	287
Share-based compensation expense	2,439

Balance, end of period	236,437

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance, beginning of year	4
Foreign currency translation adjustment	(991)

Balance, end of period	(987)

RETAINED EARNINGS:
Balance, beginning of year	51,341
Net income	9,805

Balance, end of period	61,146

TOTAL STOCKHOLDERS’ EQUITY	$296,951

See accompanying notes to condensed consolidated financial statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,805	$4,367
Adjustments to reconcile net income to net cash from operating activities:
Share-based compensation expense	2,439	1,809
Expense (benefit) for deferred income taxes	358	(1,778)
Depreciation and software and leasehold amortization	11,836	9,071
Change in valuation of embedded option and convertible debt	(1,208)	2,190
Amortization of identifiable intangible assets	6,874	7,228
Other	990	1,376
Changes in operating assets and liabilities, net of effects from business acquisition:
Trade accounts receivable	(19,289)	(2,818)
Prepaid expenses and other assets	1,134	(1,815)
Accounts payable and other liabilities	4,730	424
Excess tax benefit related to share-based compensation	(120)	(594)
Income taxes	519	3,976
Net cash provided by operating activities	18,068	23,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment, and leasehold improvements	(12,873)	(12,160)
Software development costs	(4,625)	(3,467)
Cash paid for business acquisition, net of cash acquired	(4,762)	250
Other	30	29
Net cash used in investing activities	(22,230)	(15,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	3,000	39,000
Payments on revolver	(3,000)	(40,000)
Principal payments under long-term debt	(3,389)	(18,834)
Excess tax benefit related to share-based compensation	120	594
Proceeds from exercise of share options	1,729	8,732
Debt issuance costs	(795)	—
Net cash used in financing activities	(2,335)	(10,508)

Effect of exchange rate changes on cash	(102)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,599)	(2,420)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,415	5,274
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,816	$2,854

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for reporting and displaying comprehensive income and its components.  Our accumulated other comprehensive (loss) income is included as a separate component of stockholders’ equity on our condensed consolidated balance sheets.  Other comprehensive income is discussed in note 6 of the condensed financial statements.

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

Software Arrangements

For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support (PCS) services, all at no charge to the trustee.  The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement.  We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits held by the trustees with that financial institution,  from the financial institution related to the software license, hardware lease, hardware maintenance, and PCS.  We account for the software license and PCS elements in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2).  Since we have not established vendor specific objective evidence (VSOE) of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered element, which is PCS services.  This revenue, when recognized, is included as a component of case management services revenue.  Revenue related to PCS is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants’ Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to.  At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2 since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

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

Reimbursements

We have revenue related to the reimbursement of certain costs, primarily postage.  Consistent with guidance provided by EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursed postage and other reimbursable direct costs are recorded gross in the consolidated statements of income as “Operating revenue from reimbursed direct costs” and as “Reimbursed direct costs”, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of SFAS 157 as of January 1, 2008 did not have a material impact on our financial position, results of operations, or cash flows.  In February 2008, FASB issued Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1).  FSP 157-1 excludes from the scope of SFAS 157 accounting pronouncements that address fair value measurements for purposes of lease classification or measurement.  This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value, regardless of whether those assets and liabilities are related to leases.  FSP 157-1 was effective upon the initial adoption of SFAS 157.  Adoption of FSP 157-1 as of January 1, 2008 did not have a material impact on our financial position, results of operations, or cash flows.  In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) which, as of February 12, 2008, indefinitely delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Management is still evaluating the impact, if any, that the adoption of FSP 157-2 will have on our financial position, results of operations, or cash flows.

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

In May, 2008, FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB’s amendments to U.S. Auditing Standards (AU) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Management is still evaluating the impact, if any, that the adoption of SFAS 162 will have on our financial position, results of operations, or cash flows.

In June, 2008, FASB issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Management anticipates that the adoption of SFAS 163 will not have a material effect on our financial position, results of operations, or cash flows.

In April 2008, FASB issued FSP FAS142-3, Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 provides guidance on determining the useful life of a recognized intangible asset.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Management is still evaluating the impact, if any, that the adoption of FSP FAS 142-3 will have on our financial position, results of operations, or cash flows.

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

In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly our financial position as of September 30, 2008, the changes in stockholders’ equity for the nine month period ended September 30, 2008, the results of operations for the three and nine month periods ended September 30, 2008 and 2007, and cash flows for the nine month periods ended September 30, 2008 and 2007.

The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3:   GOODWILL AND INTANGIBLE ASSETS

Identifiable intangible assets subject to amortization as of September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$40,249	$21,190	$39,287	$17,863
Trade names	745	745	745	745
Non-compete agreements	28,558	18,147	27,526	14,640
	$69,552	$40,082	$67,558	$33,248

Aggregate amortization expense related to identifiable intangible assets was $2.3 million and $2.4 million for the three month periods ended September 30, 2008 and 2007, respectively and was $6.9 million and $7.2 million for the nine month periods ended September 30, 2008 and 2007, respectively.  Amortization expense related to identifiable intangible assets for 2008 and the following five years is estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2008	$9,118
2009	7,709
2010	6,764
2011	4,832
2012	4,652
2013	3,070
$36,145

As of September 30, 2008 and December 31, 2007, goodwill had a carrying value of $265.3 million and $260.7 million, respectively.  The $4.6 million increase in goodwill results from the acquisition, in April 2008, of an electronic discovery business in the United Kingdom, partially offset by a reversal of a FIN 48 tax liability as certain federal and state tax returns were closed under the statute of limitations.  Goodwill by segment is disclosed in note 9 of the condensed consolidated financial statements.

NOTE 4:   DERIVATIVES

A portion of our bankruptcy trustee revenue is subject to variability based on fluctuations in short-term interest rates.  During 2007, in order to limit our economic exposure to market fluctuations in interest rates we purchased one month LIBOR based interest rate floor options with a total notional amount of $800 million and initial contractual maturity of three years. We accounted for this transaction pursuant to the guidance contained in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133).  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  As the interest rate floor options were not designated as an accounting hedge, changes in the fair value of the derivatives were recorded each period in current earnings.  For the year ended December 31, 2007, the change in the fair value of the interest rate floor options was recognized as an unrealized gain of $1.1 million and was included as a component of other operating income.  During February 2008, we sold the interest rate floor options and realized a $3.5 million gain.  The $2.4 million difference between the realized gain of $3.5 million and the previously recognized gain of $1.1 million is included as a component of other operating income on the accompanying condensed consolidated statements of income.  We currently do not hold any interest rate floor options, other derivatives, or auction rate securities.

NOTE 5:   INDEBTEDNESS

The following is a summary of indebtedness outstanding (in thousands):

	September 30,	December 31,
	2008	2007
Senior revolving loan	$—	$—
Contingent convertible subordinated debt, including embedded option	52,750	53,958
Other	6,066	7,634
Total indebtedness	$58,816	$61,592

Credit Facilities

As of September 30, 2008, our credit facility, with KeyBank National Association as administrative agent, consisted of a $100.0 million senior revolving loan.  There were no amounts due under the senior revolving loan as of September 30, 2008.

During July 2008, we amended and restated our credit facility with a new credit facility.  The amended and restated credit facility, with KeyBank National Association as administrative agent, consists of a $100.0 million senior revolving loan.  The facility matures in July 2011.  During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.  The amended credit facility is secured by liens on our real property and a significant portion of our personal property.  Interest on the amended credit facility is generally based on a spread, not to exceed 325 basis points, over the LIBOR rate.  Our amended credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements (EBITDA) and total debt.  In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As of September 30, 2008, we were in compliance with all financial covenants.

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

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the right to extend the maturity of the contingent convertible subordinated notes was accounted for as an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the contingent convertible subordinated note balance was reduced by the same amount.  The convertible subordinated note was accreted approximately $0.1 million each quarter such that the contingent convertible subordinated note balance, exclusive of the embedded option value, totaled $50.0 million as of the June 15, 2007 original maturity date.  On our accompanying condensed consolidated statements of income, this accretion was a component of interest expense.  The embedded option was revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments resulting from the three year extension of the contingent convertible subordinated notes maturity.  During April 2007, the holders of the convertible subordinated notes exercised this right to extend and we performed a final valuation to estimate the fair value of the embedded option as of the approximate date of the extension.  The estimated fair value of the embedded option at this date, included as a component of the contingent convertible subordinated note, was approximately $4.8 million.  The $4.8 million estimated fair value of the embedded option is amortized as a credit to interest expense over the period to the extended maturity, which is June 15, 2010.  If any contingent convertible notes are converted into shares of our common stock prior to June 15, 2010, the unamortized embedded option value related to those shares will be recognized as a gain in the period the conversion occurs.  The above changes related to the carrying value of the contingent convertible subordinated note, the estimated fair value of the embedded option, and the amortization of the fair value of the embedded option do not affect our cash flow.

Scheduled Principal Payments

Our long-term obligations, including credit facility debt, convertible debt (including embedded option), deferred acquisition costs, and capitalized leases, mature as follows for each twelve-month period ending September 30 (in thousands):

2009	$3,023
2010	55,235
2011	547
2012	11
2013	—
Total	$58,816

NOTE 6:   OTHER COMPREHENSIVE INCOME

The following table shows the computation of comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$3,994	$2,424	$9,805	$4,367
Foreign currency translation adjustments	$(1,027)	$(21)	$(991)	$38
Total comprehensive income	$2,967	$2,403	$8,814	$4,405

The changes in the company’s cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.

NOTE 7:   SHARE-BASED COMPENSATION

During June 2004, our 2004 Equity Incentive Plan was approved by our shareholders and replaced our 1995 Stock Option Plan, as amended (the “1995 Plan”). During June 2006, an amendment to the 2004 Equity Incentive Plan was approved by our shareholders. The 2004 Equity Incentive Plan, as amended, (the “2004 Plan”) limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock under the 2004 Plan to 7,500,000 shares. Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable or is forfeited will be available for future grants unless, in the case of options granted, related stock appreciation rights are exercised. At September 30, 2008, there were approximately 1,701,000 shares of common stock available for future equity-related grants under the 2004 Plan. Although various forms of equity instruments may be issued, to date we have issued only incentive share options and nonqualified share options under this Plan. These share options, which have a contractual term of 10 years, are issued with an exercise price equal to the grant date closing market price of our common stock. The vesting periods range from immediate to 5 years. Share options which vest over 5 years generally vest either 20% per year over the first five anniversaries of the grant date or 25% per year on the second through fifth anniversaries of the grant date. Shares vesting over a shorter period will generally vest 100% as of the designated vesting date. We issue new shares to satisfy share option exercises. We do not anticipate that we will repurchase shares on the open market during the next year for the purpose of satisfying share option exercises.

Following is information related to exercisable share options and share options expected to vest as of September 30, 2008 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options exercisable	5,452	$10.27	5.85	$19,491
Options vested and expected to vest	7,450	$11.24	6.51	$21,184

The aggregate intrinsic value was calculated using the difference between the September 30, 2008 market price and the grant price for only those awards that have a grant price that is less than the September 30, 2008 market price.

The weighted average grant-date fair value of options granted during the three months ended September 30, 2008 and 2007 were $4.76 and $6.64, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 were $0.1 million and $0.7 million, respectively. During the three months ended September 30, 2008 and 2007, we received cash for payment of the grant price of exercised options of approximately $0.4 million and $0.5 million, respectively, and we anticipate we will realize a tax benefit related to these exercised options of approximately $0.4 million and less than $0.3 million, respectively.

During the three months ended September 30, 2008 and 2007, we recognized share-based compensation expense, which is a non-cash charge, of approximately $1.0 million and $0.8 million, respectively, of which $0.2 million and $0.2 million, respectively, is included under the caption “Direct costs of services” and $0.8 million and $0.6 million, respectively, is included under the caption “General and administrative” on the accompanying condensed consolidated statements of income. During the three months ended September 30, 2008 and 2007, we recognized a net tax benefit of approximately $0.4 million and $0.3 million, respectively, related to aggregate share-based compensation expense recognized during the same period.

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2007 were $5.82 and $5.35, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 were $2.3 million and $6.2 million, respectively. During the nine months ended September 30, 2008 and 2007, we received cash for payment of the grant price of exercised options of approximately $1.7 million and $8.7 million, respectively, and we anticipate we will realize a tax benefit related to these exercised options of approximately $0.9 million and $1.6 million, respectively. The cash received for payment of the grant price is included as a component of cash flow from financing activities. The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flow from financing activities on the consolidated statement of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.

During the nine months ended September 30, 2008 and 2007, we recognized share-based compensation expense, which is a non-cash charge, of approximately $2.4 million and $1.8 million, respectively, of which $0.7 million and $0.6 million, respectively, is included under the caption “Direct costs of services” and $1.7 million and $1.2 million, respectively, is included under the caption “General and administrative” on the accompanying condensed consolidated statements of income. During the nine months ended September 30, 2008 and 2007, we recognized a net tax benefit of approximately $0.9 million and $0.6 million, respectively, related to aggregate share-based compensation expense recognized during the same period. As of September 30, 2008, there was $11.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 3.4 years.

NOTE 8:   NET INCOME PER SHARE

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

The computations of basic and diluted net income per share are as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2008			2007
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount

Basic net income per share	$3,994	35,512	$.11	$2,424	30,185	$.08

Effect of dilutive securities:
Share options		1,322			2,233
Convertible debt	305	4,286		305	4,286

Diluted net income per share	$4,299	41,120	$.10	$2,729	36,704	$.07

For the three month periods ended September 30, 2008 and 2007, weighted-average outstanding share options totaling approximately 2.9 million and 0.6 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.

	Nine Months Ended September 30,
	2008			2007
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount

Basic net income per share	$9,805	35,409	$.28	$4,367	29,770	$.15

Effect of dilutive securities:
Share options		1,673			2,033
Convertible debt	908	4,286		—	—

Diluted net income per share	$10,713	41,368	$.26	$4,367	31,803	$.14

For the nine month periods ended September 30, 2008 and 2007, weighted-average outstanding share options totaling approximately 1.8 million and 1.3 million shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the nine months ended September 30, 2007, we did not assume conversion of the contingent convertible subordinated convertible notes as the effect would have been antidilutive.

NOTE 9:   SEGMENT REPORTING

In the first quarter of 2008, we revised the structure of our reporting segments to reflect a change in the nature of the financial information provided to our chief operating decision makers resulting from a change in the structure of our internal organization. The segment measure of profit for the three and nine months ended September 30, 2007 has been restated in accordance with our new organization structure, including the changes in certain internal financial reporting information. We have three reporting segments: (i) electronic discovery, (ii) bankruptcy, and (iii) settlement administration. Our electronic discovery business provides processing and search and review services to corporations and the litigation department of law firms. Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient plaintiff and defendant counsel review and data requests. Our bankruptcy segment provides solutions that address the needs of trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization. Our settlement administration segment provides managed services including legal notification, claims administration and controlled disbursement.

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

Following is a summary of segment information (in thousands):

	Three Months Ended September 30, 2008
	Electronic Discovery	Bankruptcy	Settlement Administration	Total

Revenue:
Operating revenue before reimbursed direct costs	$15,104	$13,180	$23,548	$51,832
Operating revenue from reimbursed direct costs	30	946	6,075	7,051
Total revenue	15,134	14,126	29,623	58,883

Direct costs, general and administrative costs	8,452	7,435	22,922	38,809
Segment performance measure	$6,682	$6,691	$6,701	$20,074

	Three Months Ended September 30, 2007
	Electronic Discovery	Bankruptcy	Settlement Administration	Total

Revenue:
Operating revenue before reimbursed direct costs	$13,003	$14,868	$11,314	$39,185
Operating revenue from reimbursed direct costs	24	1,083	4,555	5,662
Total revenue	13,027	15,951	15,869	44,847

Direct costs, general and administrative costs	6,916	7,536	11,691	26,143
Segment performance measure	$6,111	$8,415	$4,178	$18,704

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Three Months Ended September 30,
	2008	2007

Segment performance measure	$20,074	$18,704
Corporate and unallocated expenses	(5,435)	(5,216)
Share-based compensation expense	(1,043)	(795)
Depreciation and software and leasehold amortization	(4,273)	(3,272)
Amortization of intangible assets	(2,271)	(2,352)
Other operating expense	(1)	(565)
Interest expense, net	(367)	(2,158)
Income before income taxes	$6,684	$4,346

	Nine Months Ended September 30, 2008
	Electronic Discovery	Bankruptcy	Settlement Administration	Total

Revenue:
Operating revenue before reimbursed direct costs	$44,619	$39,043	$69,009	$152,671
Operating revenue from reimbursed direct costs	151	2,647	17,267	20,065
Total revenue	44,770	41,690	86,276	172,736

Direct costs, general and administrative costs	23,630	21,561	72,816	118,007
Segment performance measure	$21,140	$20,129	$13,460	$54,729

	Nine Months Ended September 30, 2007
	Electronic Discovery	Bankruptcy	Settlement Administration	Total

Revenue:
Operating revenue before reimbursed direct costs	$35,339	$45,913	$31,198	$112,450
Operating revenue from reimbursed direct costs	49	3,633	14,048	17,730
Total revenue	35,388	49,546	45,246	130,180

Direct costs, general and administrative costs	17,612	22,619	38,035	78,266
Segment performance measure	$17,776	$26,927	$7,211	$51,914

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Nine Months Ended September 30,
	2008	2007

Segment performance measure	$54,729	$51,914
Corporate and unallocated expenses	(16,263)	(14,816)
Share-based compensation expense	(2,439)	(1,809)
Depreciation and software and leasehold amortization	(11,836)	(9,071)
Amortization of intangible assets	(6,874)	(7,228)
Other operating income (expense)	1,511	(565)
Interest expense, net	(1,119)	(10,573)
Income before income taxes	$17,709	$7,852

Following are total assets by segment (in thousands):

	September 30, 2008	December 31, 2007
Assets
Electronic Discovery	$141,877	$132,030
Bankruptcy	178,484	178,937
Settlement Administration	67,795	52,724
Corporate and unallocated	21,400	29,103
Total consolidated assets	$409,556	$392,794

Following is goodwill by segment (in thousands):

	September 30, 2008	December 31, 2007
Goodwill
Electronic Discovery	$80,574	$76,048
Bankruptcy	151,700	151,700
Settlement Administration	32,984	32,936
Total goodwill	$265,258	$260,684

NOTE 10:   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007

Cash paid for:
Interest	$2,250	$7,937
Income taxes paid, net	7,027	1,253
Non-cash investing and financing transactions:
Capitalized lease obligations incurred	—	2,566
Property, equipment, and leasehold improvements accrued in accounts payable	1,034	768
Obligation incurred in purchase transactions	1,682

NOTE 11:   ACQUISITIONS

On April 4, 2008, our wholly-owned subsidiary, Epiq Systems Holding B.V., acquired all the equity of Uberdevelopments Limited and its wholly-owned operating subsidiary, Pinpoint Global Limited (collectively, “Pinpoint”), an electronic discovery business with operations in the United Kingdom. The value of the transaction was $7.1 million, consisting of $4.9 million of cash, $1.7 million of deferred payments and $0.5 million of capitalized transaction costs. Certain revenue targets were satisfied as of September 30, 2008, requiring an additional future payment of £1,000,000 ($1.7 million). The additional payment was recorded as a purchase price adjustment. Additionally, if certain other revenue targets are satisfied prior to the second and third anniversary dates of the agreement, we will be required to make additional payments. The aggregate amount of such payments would be within the range of £160,000 to £400,000 (as of September 30, 2008, approximately $0.3 million to $0.7 million) and will be recorded as compensation expense when the contingency is resolved. The preliminary allocation of the purchase price is as follows: $0.3 million to net assets, $1.1 million to customer contracts, $1.1 million to non-compete agreements, $0.7 million to establish a deferred tax liability related to the acquired intangible assets, and $5.3 million to goodwill. The allocation of the purchase price to the assets and liabilities acquired will be finalized as necessary, up to one year after the acquisition closing date, when information that is known to be available or obtainable is obtained. The purchase price in excess of the value of the acquired identifiable net assets reflects the strategic value we placed on Pinpoint as this acquisition facilitates the expansion of our electronic discovery business in the United Kingdom.

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

NOTE 12:   LEGAL PROCEEDINGS

Purported Derivative Shareholder Complaints

On July 29, 2008, the Alaska Electrical Pension Fund (“AEPF”) filed a putative shareholder derivative action in the U.S. District Court for the District of Kansas (Civil Action No. 08-CV-2344 CM/JPO), alleging on behalf of Epiq Systems that each of our current directors and certain current and former executive officers and directors engaged in misconduct regarding stock option grants. A second shareholder derivative action was filed by Capstone Asset Management Company (“Capstone”) in the U.S. District Court for the District of Kansas on September 9, 2008 (Civil Action No. 08-CV-2418 KHV/JPO), against the company and certain of our current and former officers, employees and directors. In each complaint, the company was named as a nominal defendant. The complaints assert similar claims, including among other things that the company backdated certain stock options from July 1997 through January 2006, and that the individual defendants either participated in the backdating or permitted it to occur, violations of generally accepted accounting principles as a result of the alleged backdating of options, related claims of false and misleading proxy statements and annual reports filed by the company under the Securities Exchange Act of 1934, also as a result of the alleged backdating of options, and various violations of state law, breaches of fiduciary duty of loyalty and insider trading in company stock. AEPF is seeking among other things, unspecified money damages, an accounting for profits obtained from the alleged backdating of options, specified changes in our corporate governance policies, punitive damages and rescission of the allegedly backdated options.

On September 29, 2008, Capstone voluntarily dismissed their complaint, without prejudice. On October 7, 2008, the company and the individual defendants filed a motion to dismiss the AEPF complaint on the following grounds: (i) the plaintiff lacks standing to assert claims regarding any backdating prior to July 31, 2001, i.e., the date on which plaintiff first claims to have acquired company shares, (ii) application of the statutes of limitation that govern plaintiff’s claims reduces plaintiff’s case to a single alleged instance of backdating involving the grant of an option to a single non-defendant employee on January 3, 2006, (iii) the complaint fails to plead sufficient facts to state any plausible claim that the defendants backdated any stock options and thus fails to meet the minimum pleading requirements established under the Private Securities Litigation Reform Act of 1995 or the applicable Federal Rules of Civil Procedure, which failure mandates dismissal of all of plaintiff’s claims, and (iv) the complaint fails to meet the pleading standards that apply to any of its individual federal and state-law claims, which separately mandate dismissal of the entire case.

The court has not ruled yet on our motion to dismiss the AEPF complaint. We believe the claims are without merit and intend to defend against them vigorously. No amounts have been recorded in the accompanying condensed consolidated financial statements associated with this matter.

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

The substantial increase of electronic documents by businesses has changed the dynamics of how attorneys support discovery in complex litigation matters. According to the 2008 Socha-Gelbmann Electronic Discovery Survey, the 2007 domestic commercial electronic discovery revenues were estimated at $2.8 billion, an approximate 43% increase from 2006. According to this same source, the market is expected to continue to grow at year over year annual rates of 21% for 2008 and 20% for 2009. Due to the complexity of cases, the volume of data that is maintained electronically, and the volume of documents that are produced in all types of litigation, it is anticipated that law firms will become increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

Significant sources of revenue include:

•                  Fees related to the conversion of data into an organized, searchable electronic database. The amount we earn varies primarily on the size (number of documents) and complexity of the engagement; and

•                  Hosting fees based on the amount of data stored.

Bankruptcy Segment

Our bankruptcy business provides solutions that address the needs of Chapter 7, Chapter 11, and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

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

Settlement Administration Segment

Our settlement administration segment provides managed services, including legal notification, claims administration and controlled disbursement.

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

Results of Operations for the Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007

Consolidated Results

Revenue

Total revenue of $58.9 million for the three months ended September 30, 2008 increased approximately $14.1 million, or 31%, compared to $44.8 million of revenue for the same period in the prior year.  A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying condensed consolidated statements of income.  Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.  Operating revenue exclusive of operating revenue from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, increased approximately 32% to $51.8 million for the three months ended September 30, 2008 compared to $39.2 million for the same period in the prior year.  The increase primarily relates to a $2.1 million increase in electronic discovery operating revenue before reimbursed direct costs combined with a $12.2 million increase in settlement administration operating revenue before reimbursed direct costs, partly offset by a $1.7 million decrease in bankruptcy operating revenue before reimbursed direct costs.  Changes by segment are discussed below.

Operating Expenses

Direct costs of services, exclusive of depreciation and amortization, increased by approximately $10.1 million to approximately $19.5 million for the three months ended September 30, 2008 compared with $9.4 million during the same period in the prior year.  This increase primarily results from a $6.2 million increase in the cost of outside services, primarily related to telephone, mailing and temporary help services, a $1.9 million increase in legal noticing, and a $0.9 million increase in production supplies.  Changes by segment are discussed below.

Direct cost of bundled products and services, exclusive of depreciation and amortization, totaled approximately $0.9 million for the three months ended September 30, 2008 compared with $1.0 million during the same period in the prior year.  Changes by segment are discussed below.

Reimbursed direct costs increased by approximately $1.4 million, or 25%, to $7.0 million for the three months ended September 30, 2008 compared with $5.6 million during the same period in the prior year.  This increase directly corresponds to the increase in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased approximately 10% to $17.9 million for the three months ended September 30, 2008 compared with $16.2 million for the same period in the prior year.  The increase is primarily due to a $0.7 million increase in compensation, commission and benefits expense primarily resulting from expanded staffing to support increased operating revenue, a $0.3 million increase related to travel expense, a $0.6 million increase related to professional services, and a $0.2 million increase in share-based compensation.  Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs increased approximately 30% to $4.3 million for the three months ended September 30, 2008 compared with $3.3 million for the same period in the prior year primarily as a result of increased software amortization and hardware depreciation largely related to increased capital expenditures within our electronic discovery segment.

Amortization of identifiable intangible assets, compared with the same period in the prior year, decreased to $2.3 million for the three months ended September 30, 2008 compared with $2.4 million for the same period in the prior year.  Certain customer contracts and trade names became fully amortized, which were partly offset by an increase in non-compete amortization resulting from our second quarter acquisition of an electronic discovery business in the United Kingdom.

Other operating expenses, which include the mark-to-market adjustment for purchased interest rate floor options, totaled $0.6 million for the three months ended September 30, 2007.  A portion of our bankruptcy trustee pricing is tied to short-term interest rates, and an increase or decrease in the short-term interest rate may result in corresponding changes in bankruptcy trustee revenue.  To mitigate our interest rate risk, during the third quarter of 2007 we purchased, for $1.6 million, LIBOR based interest rate floors with strike prices ranging from 1.75% to 2.75% and a notional value of $800 million.  These instruments were not designated as accounting hedges.  At the end of each period, we estimate the fair value of these instruments and the change in the market value is recognized as a component of other operating expense.  The adjustment for the three months ended September 30, 2007 resulted in recognition of $0.6 million of expense.  During the three months ended March 31, 2008, we terminated these interest rate floor options in order to lock in the unrealized gain and, as a result, received cash of approximately $5.1 million and recognized an incremental gain during the quarter of $2.4 million.

Interest Expense

We recognized interest expense of $0.4 million for the three months ended September 30, 2008 compared with $2.2 million for the same period in the prior year.  The $1.8 million decrease in interest expense results primarily from our repayment in the fourth quarter of 2007 of the credit facility revolving loan with the proceeds of a November 2007 common stock offering.

Income Taxes

Our tax expense as a percent of pre-tax income was 40.2% during the three months ended September 30, 2008 compared with tax expense as a percent of pre-tax income of 44.2% for the same period in the prior year.  The decrease in our effective tax rate compared with the same period in the prior year is due primarily to recording in 2008 discrete adjustments relating to recognizing $0.2 million of previously unrecognized tax benefits and adjusting 2007 tax credits to what was claimed on our return.  During the third quarter 2008, we also reduced our overall estimated tax rate to reflect a greater mix of our income being taxed in lower state tax jurisdictions compared to 2007.  Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes.  We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

It is reasonably possible that we will recognize approximately $1.0 million of previously unrecognized tax benefits as a result of anticipated lapses in the statute of limitations during 2009 within twelve months of our reporting date.  If recognized, the $1.0 million of tax benefits would affect the effective tax rate in 2009.

Net Income

Our net income was approximately $4.0 million for the three months ended September 30, 2008 compared with net income of approximately $2.4 million for the same period in the prior year. The $1.6 million increase is primarily the result of a $12.6 million increase in operating revenue before reimbursed direct costs, a $1.8 million decrease in interest expense and a $0.6 million decrease in other operating expenses during the three months ended September 30, 2008 compared with the same period in the prior year, partly offset by a $10.2 million increase in direct cost of services, a $1.7 million increase in general and administrative expenses, a $1.0 million increase in depreciation and software amortization, and a $0.8 million increase in income tax expense during the three months ended September 30, 2008 compared with the same period in the prior year.

Electronic Discovery Segment

Electronic discovery operating revenue before reimbursed direct costs increased $2.1 million, or approximately 16%, to $15.1 million for the three months ended September 30, 2008 compared to $13.0 million for the same period in the prior year.  This increase is primarily attributable to additional projects from existing clients as well as an expansion of our client base, resulting in an increase in hosting and processing revenue of approximately $2.1 million.

Electronic discovery direct and administrative expenses increased approximately 23% to $8.5 million for the three months ended September 30, 2008 compared with approximately $6.9 million for the same period in the prior year.  This increase is primarily a result of a $1.3 million increase in compensation, commission and benefits expense resulting from expanded staffing to support increased operating revenue, and a $0.1 million increase in bad debt expense.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs decreased approximately $1.7 million, or 11%, to $13.2 million for the three months ended September 30, 2008 compared to $14.9 million for the same period in the prior year.  This decrease is primarily the result of a $2.2 million decrease in our deposit-based fees resulting primarily from a decline in short-term interest rates combined with lower bankruptcy deposits compared to the prior year, a $0.7 million decrease in noticing and claims preference services, partly offset by a $1.0 million increase in professional services.  Revenue from our bankruptcy trustee business could continue to be lower with comparable periods in the prior year if short-term interest rates remain at current levels.  This effect could be partly mitigated by an increase in bankruptcy filings which could result in an increase in the bankruptcy trustee deposit portfolio.  Noticing services depend on the timing of a case and will fluctuate from period to period.  The professional services increase results primarily from an increase in Chapter 11 bankruptcy retentions.

Bankruptcy direct and administrative expenses decreased approximately $0.1 million to $7.4 million for the three months ended September 30, 2008 compared with approximately $7.5 million in the same period in the prior year.  This decrease is primarily attributable to a $0.3 million decrease in compensation costs, and a $0.1 million decrease in reimbursed expenses, partly offset by a $0.3 million increase in outside production costs and services.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs increased approximately 108%, to $23.5 million for the three months ended September 30, 2008 compared to $11.3 million for the same period in the prior year.  This increase is primarily the result of a $9.2 million increase in call center revenue and direct mailing revenue, primarily related to a large contract, a $3.5 million increase in professional services, and a $2.1 million increase in legal notification revenue, partly offset by a $2.4 million decrease in transaction processing revenue.

Settlement administration direct and administrative expenses, including reimbursed direct costs, increased $11.2 million, or approximately 96%, to $22.9 million for the three months ended September 30, 2008 compared to $11.7 million for the same period in the prior year.  This increase is primarily the result of a $7.0 million increase in call center, outside service, and mailing supplies costs to support the large contract referenced above, a $1.9 million increase in the cost of legal noticing that is directly related to the increase in legal noticing revenue, a $1.5 million increase in reimbursable expenses, and a $0.4 million increase in compensation, commission and benefit expense.

Results of Operations for the Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007

Consolidated Results

Revenue

Total revenue of $172.7 million for the nine months ended September 30, 2008 increased approximately 33% compared to $130.2 million of revenue for the same period in the prior year.  A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying condensed consolidated statements of income.  Although reimbursed operating revenue may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.  Operating revenue exclusive of operating revenue from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, increased approximately 36% to $152.7 million for the nine months ended September 30, 2008 compared to $112.5 million for the same period in the prior year.  The increase primarily relates to a $9.3 million increase in electronic discovery operating revenue before reimbursed direct costs combined with a $37.8 million increase in settlement administration operating revenue before reimbursed direct costs, partly offset by a $6.9 million decrease in bankruptcy operating revenue before reimbursed direct costs.  Changes by segment are discussed below.

Operating Expenses

Direct costs of services, exclusive of depreciation and amortization, increased by approximately 109% to $62.8 million for the nine months ended September 30, 2008 compared with $30.1 million during the same period in the prior year.  This increase primarily results from a $20.4 million increase in the cost of outside services, primarily related to telephone, mailing and temporary help services, a $6.3 million increase in legal noticing, and a $3.0 million increase in production supplies.  Changes by segment are discussed below.

Direct cost of bundled products and services, exclusive of depreciation and amortization, were approximately $2.8 million for both the nine months ended September 30, 2008 and September 30, 2007.  Changes by segment are discussed below.

Reimbursed direct costs increased to $20.0 million for the nine months ended September 30, 2008 compared with $17.6 million during the same period in the prior year.  This increase directly corresponds to the increase in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased by approximately $6.8 million, or 15%, to $51.2 million for the nine months ended September 30, 2008 compared with $44.4 million for the same period in the prior year.  The increase is primarily due to a $1.7 million increase in compensation, commission and benefits expense primarily resulting from expanded staffing, a $1.7 million increase related to travel expense, a $1.5 million increase related to professional services, a $0.8 million increase in bad debt expense, and a $0.5 million increase in share-based compensation.  Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs increased approximately $2.7 million, or 30%, to $11.8 million for the nine months ended September 30, 2008 compared with $9.1 million for the same period in the prior year primarily as a result of increased software amortization expense and increased hardware depreciation largely related to our electronic discovery segment.

Amortization of identifiable intangible assets decreased by approximately $0.3 million, or 4%, to $6.9 million for the nine months ended September 30, 2008 compared with $7.2 million for the same period in the prior year, primarily as a result of certain customer contracts and trade names that became fully amortized, partly offset by an increase in non-compete amortization resulting from our second quarter acquisition of an electronic discovery business in the United Kingdom.

Other operating income of $1.5 million includes a $2.4 million gain related to interest rate floor options purchased during 2007, partly offset by $0.9 million of acquisition related expenses consisting of non-capitalized acquisition related expenses for legal services, executive compensation, indirect and general costs, accounting services, and valuation services related to the second quarter acquisition of an electronic discovery business in the United Kingdom.  We did not incur any acquisition related expenses during the nine months ended September 30, 2007.  A portion of our bankruptcy trustee pricing is tied to short-term interest rates, and an increase or decrease in the short-term interest rate may result in corresponding changes in bankruptcy trustee revenue.  To mitigate our interest rate risk, during the third quarter of 2007 we purchased, for $1.6 million, LIBOR based interest rate floors with strike prices ranging from 1.75% to 2.75% and a notional value of $800 million.  These instruments were not designated as accounting hedges.  At the end of each period, we estimate the fair value of these instruments and the change in market value is recognized as a component of other operating income.  The adjustment for the year ended December 31, 2007 resulted in the recognition of $1.1 million of income.  During the three months ended March 31, 2008, we terminated these interest rate floor options in order to lock in the gain and, as a result, received cash of approximately $5.1 million and recognized an incremental gain during the quarter of $2.4 million.  Other operating expense of $0.6 million for the nine months ended September 30, 2007 is a result of the mark-to-market adjustment for purchased interest rate floor options.

Interest Expense

We recognized interest expense of $1.1 million for the nine months ended September 30, 2008 compared with $10.6 million for the same period in the prior year.  The $9.5 million decrease is primarily related to a $5.4 million decrease in interest expense related to our credit facility, a $3.2 million decrease in expense related to the value of our subordinated convertible note holders’ option to extend the maturity of the subordinated convertible notes from June 15, 2007 to June 15, 2010, and a $0.5 million decrease in loan fee amortization.  The fair value of the option to extend maturity was derived primarily from the estimated future cash flows related to the payment of the 4% interest for an additional three years.  Accordingly, during the nine months ended September 30, 2007, the adjustment to the fair value of the option resulted in recognition of $2.0 million of interest expense.  During April 2007, the holders of the contingent convertible subordinated notes exercised their right to extend the maturity of the convertible notes.  As a result, we will continue to pay interest, at a rate of 4% per annum, during the extension period on any convertible notes that remain outstanding (the holders of the convertible notes may chose at any time to convert some or all of the notes into our common shares — see note 5 of the notes to the condensed consolidated financial statements for additional information regarding this conversion right).  We estimated the fair value of the option immediately prior to the note holders’ vote to extend and recorded a final adjustment to the fair value of the option to extend the subordinated convertible notes’ maturity.  We are currently amortizing the exercise date fair value of the option as a reduction to interest expense over the term of the extension.  During the nine months ended September 30, 2008, we recognized a reduction to interest expense of approximately $1.2 million related to the amortization of the carrying value of the option to extend the maturity term subsequent to the extension date.  The $5.4 million decrease in credit facility interest expense results from our repayment and termination of the credit facility term loan and the repayment in full of the credit facility revolving loan during 2007 with the proceeds of a common stock offering in November 2007.  The $0.5 million decrease in loan amortization expense is primarily the result of the completion of the amortization of fees related to the contingent convertible subordinated debt and the credit facility term loan during 2007.

Income Taxes

Our income tax expense as a percent of pre-tax income was 44.6% during the nine months ended September 30, 2008 compared with tax expense as a percent of pre-tax income of 44.4% for the same period in the prior year.  The increase in our effective tax rate compared with the same period in the prior year is due primarily to recording in 2008 additional uncertain tax positions related to FIN 48 state taxes and to reduced tax benefits realized on the exercise of incentive stock options.  Our tax rate is higher than the statutory federal rate of 35% primarily due to state taxes.  We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

It is reasonably possible that we will recognize approximately $1.0 million of previously unrecognized tax benefits as a result of anticipated lapses in the statute of limitations during 2009 within twelve months of our reporting date.  If recognized, the $1.0 million of tax benefits would affect the effective tax rate in 2009.

Net Income

Our net income was approximately $9.8 million for the nine months ended September 30, 2008 compared with net income of approximately $4.4 million for the same period in the prior year.  The $5.4 million increase is primarily the result of a $40.2 million increase in operating revenue before reimbursed direct costs, a $9.5 million decrease in net interest expense, and the recognition of a $2.4 million gain on the termination of the interest rate floor instruments, partly offset by an $32.7 million increase in direct cost of services, a $6.8 million increase in general and administrative expenses, a $4.4 million increase in income tax expense, a $2.7 million increase in depreciation and software amortization, and a $0.9 million increase in other operating expenses during the nine months ended September 30, 2008 compared with the same period in the prior year.

Electronic Discovery Segment

Electronic discovery operating revenue before reimbursed direct costs increased $9.3 million, or approximately 26%, to $44.6 million for the nine months ended September 30, 2008 compared to $35.3 million for the same period in the prior year.  This increase is primarily attributable to additional projects from existing clients as well as an expansion of our client base, resulting in an increase in hosting and processing revenue of approximately $9.1 million and a $0.2 million increase in professional services.

Electronic discovery direct and administrative expenses increased approximately 34% to $23.6 million for the nine months ended September 30, 2008 compared with $17.6 million for the same period in the prior year.  This increase is primarily a result of a $3.5 million increase in compensation, commission and benefits expense resulting from expanded staffing to support increased operating revenue, a $0.6 million increase in software support costs, a $0.5 million increase in building and equipment lease expense, primarily related to data center expansion, a $0.3 million increase in professional services, a $0.3 million increase in bad debt expense, a $0.2 million increase in promotion expense, and a $0.1 million increase in reimbursed expenses.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs decreased 15% to $39.0 million for the nine months ended September 30, 2008 compared to $45.9 million for the same period in the prior year.  This decrease is primarily the result of $5.9 million decrease in our bankruptcy trustee deposit-based fees and a $1.7 million decrease in noticing services, partly offset by a $0.9 million increase in professional services.  The $5.9 million decrease in bankruptcy trustee deposit fees results primarily from a decline in short-term interest rates combined with lower bankruptcy deposits.  Revenue from our bankruptcy trustee business could continue to be lower with comparable periods in the prior year if short-term interest rates do not increase.  This effect could be partly mitigated by an increase in bankruptcy trustee revenue as an increase in bankruptcy filings which could result in an increase in the bankruptcy trustee deposit portfolio.  Noticing services depend on the timing of a case and will fluctuate from period to period.

Bankruptcy direct and administrative expenses decreased approximately $1.0 million, or approximately 4%, to approximately $21.6 million for the nine months ended September 30, 2008 compared with approximately $22.6 million in the same period in the prior year. This decrease is primarily attributable to a $1.0 million decrease in reimbursed expenses and a $1.0 million decrease in compensation costs, partly offset by a $0.7 million increase in bad debt expense.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs increased $37.8 million, or approximately 121%, to $69.0 million for the nine months ended September 30, 2008 compared to $31.2 million for the same period in the prior year. This increase is primarily the result of a $29.7 million increase in call center revenue and direct mailing revenue, primarily related to a large contract, a $7.2 million increase in legal notification revenue resulting from several large cases, and a $5.9 million increase in professional services, partly offset by a $3.9 million decrease in transaction processing revenue.

Settlement administration direct and administrative expenses, including reimbursed direct costs, increased approximately $34.8 million, or 92%, to $72.8 million for the nine months ended September 30, 2008 compared to $38.0 million for the same period in the prior year.  This increase is primarily the result of a $23.4 million increase in call center, outside service, and mailing supplies costs to support the large contract referenced above, a $6.3 million increase in the cost of legal noticing that is directly related to the increase in legal noticing revenue, a $3.3 million increase in reimbursable expenses, a $0.7 million increase in compensation, commissions and benefits, and a $0.6 million increase in outside services.

Liquidity and Capital Resources

Operating Activities

During the nine months ended September 30, 2008, our operating activities provided net cash of approximately $18.1 million.  The primary sources of cash from operating activities was net income of $9.8 million, adjusted for non-cash charges and credits, primarily depreciation and amortization, of $21.3 million, and changes in operating assets and liabilities that decreased our operating cash flow by $13.0 million, primarily as a result of an increase in accounts receivable, which is a use of cash, partly offset by increases in accounts payable and income taxes, which represent sources of cash.  Trade accounts receivable increased approximately $19.3 million, primarily related to an increase related to a large settlements administration customer.  Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections.  Accounts payable and other liabilities increased approximately $4.7 million, primarily related to costs associated with servicing a large settlements administration customer.  Accounts payable will fluctuate from period to period depending on the timing of purchases and payments.  The effect of income taxes will fluctuate from period to period depending on the accrual related to the current tax expense and the timing of estimated tax payments made or refunds received.

Investing Activities

During the nine months ended September 30, 2008, we used cash of approximately $12.9 million for purchases of property and equipment, primarily computer hardware and purchased software licenses for our electronic discovery business and purchased computer hardware for our bankruptcy trustee business.  Enhancements to our existing software and development of new software is essential to our continued growth and, during the nine months ended September 30, 2008, we used cash of approximately $4.6 million to fund internal costs related to development of software for which technological feasibility has been established.  We also used cash of $4.8 million to fund the acquisition of an electronic discovery business located in the United Kingdom.  We anticipate that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending for the foreseeable future.

Financing Activities

During the nine months ended September 30, 2008, we used cash to pay approximately $2.6 million as a principal reduction on our deferred acquisition notes and $0.8 million in closing costs as part of our amended credit facility.  This financing use of cash was partly offset by $1.8 million of net proceeds from stock issued in connection with the exercise of employee stock options.  We also recognized a portion of the tax benefit related to the exercise of stock options as a financing source of cash.

As of September 30, 2008, our indebtedness consisted of $52.7 million (including the fair value of the embedded option) from the contingent convertible subordinated notes, which bears interest at 4% based on the $50.0 million principal amount, and approximately $6.1 million of obligations related to capitalized leases and deferred acquisition price.  During 2007, the term of our contingent convertible subordinated notes was extended to June 2010.  The notes will require use of $50.0 million of cash at the extended maturity date if the note holders do not convert the notes into shares of our common stock.  The holders of the contingent convertible subordinated notes have the right to convert at a price of approximately $11.67 per share.  If any or all the notes are converted into shares of our common stock prior to the scheduled maturity of those notes, then there will be no cash requirements associated with those converted notes, other than the regular payment of interest earned prior to the conversion date.

As of September 30, 2008, we did not have any borrowings under our $100.0 million senior revolving loan.  During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.  Interest on the credit facility is generally based on a spread, not to exceed 325 basis points, over the LIBOR rate.  As of September 30, 2008, significant covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.00 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  As of September 30, 2008, we were in compliance with all financial covenants.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of SFAS 157 as of January 1, 2008 did not have a material impact on our financial position, results of operations, or cash flows.  In February 2008, FASB issued Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1).  FSP 157-1 excludes from the scope of SFAS 157 accounting pronouncements that address fair value measurements for purposes of lease classification or measurement.  This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value, regardless of whether those assets and liabilities are related to leases.  FSP 157-1 was effective upon the initial adoption of SFAS 157.  Adoption of FSP 157-1 as of January 1, 2008 did not have a material impact on our financial position, results of operations, or cash flows.  In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) which, as of February 12, 2008, indefinitely delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Management is still evaluating the impact, if any, that the adoption of FSP 157-2 will have on our financial position, results of operations, or cash flows.

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

In May, 2008, FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principle (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principals.  SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB’s amendments to U.S. Auditing Standards (AU) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Management is still evaluating the impact, if any, that the adoption of SFAS 162 will have on our financial position, results of operations, or cash flows.

In June, 2008, FASB issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Management anticipates that the adoption of SFAS 163 will not have a material effect on our financial position, results of operations, or cash flows.

In April 2008, FASB issued FSP FAS142-3, Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 provides guidance on determining the useful life of a recognized intangible asset.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Management is still evaluating the impact, if any, that the adoption of FSP FAS142-3 will have on our financial position, results of operations, or cash flows.

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

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk.

The principal market risks to which we are exposed include interest rates under our senior revolving credit facility, foreign exchange rates giving rise to translation, and fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue.

Interest on our senior revolving credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate. There were no amounts due under our senior revolving credit facility as of September 30, 2008, thereby we had no market risk exposure.

We have limited operations in London, therefore, a portion of our revenues and expenses are incurred in a currency other than U.S. dollars.   We do not utilize hedge instruments to manage the exposures associated with fluctuating currency exchange rates.  The company’s operating results are exposed to changes in exchange rates between the U.S. dollar and the British Pound.  When the U.S. dollar weakens against foreign currencies, the dollar value of revenues and expenses denominated in foreign currencies increases.  When the U.S. dollar strengthens, the opposite situation occurs.

As of December 31, 2007 we had market risk exposure to interest rates as we held interest rate floor options with a notional value of $800 million.  During February 2008, we sold the interest rate floor options and realized a $3.5 million gain, thereby eliminating our market risk exposure related to these instruments.  We currently do not hold any interest rate floor options or other derivatives.

ITEM 4.          Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was carried out by the Epiq Systems, Inc.’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operations of the company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in its periodic filings with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC is accumulated and communicated to company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1.          Legal Proceedings.

On July 29, 2008, the Alaska Electrical Pension Fund (“AEPF”) filed a putative shareholder derivative action in the U.S. District Court for the District of Kansas (Civil Action No. 08-CV-2344 CM/JPO), alleging on behalf of Epiq Systems that each of our current directors and certain current and former executive officers and directors engaged in misconduct regarding stock option grants.  A second shareholder derivative action was filed by Capstone Asset Management Company (“Capstone”) in the U.S. District Court for the District of Kansas on September 9, 2008 (Civil Action No. 08-CV-2418 KHV/JPO), against the company and certain of our current and former officers, employees and directors.  In each complaint, the company was named as a nominal defendant.  The complaints assert similar claims, including among other things that the company backdated certain stock options from July 1997 through January 2006, and that the individual defendants either participated in the backdating or permitted it to occur, violations of generally accepted accounting principles as a result of the alleged backdating of options, related claims of false and misleading proxy statements and annual reports filed by the company under the Securities Exchange Act of 1934, also as a result of the alleged backdating of options, and various violations of state law, breaches of fiduciary duty of loyalty and insider trading in company stock.  AEPF is seeking among other things, unspecified money damages, an accounting for profits obtained from the alleged backdating of options, specified changes in our corporate governance policies, punitive damages and rescission of the allegedly backdated options.

On September 29, 2008, Capstone voluntarily dismissed their complaint, without prejudice.  On October 7, 2008, the company and the individual defendants filed a motion to dismiss the AEPF complaint on the following grounds: (i) the plaintiff lacks standing to assert claims regarding any backdating prior to July 31, 2001, i.e., the date on which plaintiff first claims to have acquired company shares, (ii) application of the statutes of limitation that govern plaintiff’s claims reduces plaintiff’s case to a single alleged instance of backdating involving the grant of an option to a single non-defendant employee on January 3, 2006, (iii) the complaint fails to plead sufficient facts to state any plausible claim that the defendants backdated any stock options and thus fails to meet the minimum pleading requirements established under the Private Securities Litigation Reform Act of 1995 or the applicable Federal Rules of Civil Procedure, which failure mandates dismissal of all of plaintiff’s claims, and (iv) the complaint fails to meet the pleading standards that apply to any of its individual federal and state-law claims, which separately mandate dismissal of the entire case.

The court has not ruled yet on our motion to dismiss the AEPF complaint.  We believe the claims are without merit and intend to defend against them vigorously.  No amounts have been recorded in the accompanying condensed consolidated financial statements associated with this matter.

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

Epiq Systems, Inc.

Date:	October 30, 2008	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	October 30, 2008	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)