Form 10-K
period 2008-12-31
EPIQ SYSTEMS INC
filed 2009-03-04
CIK 1027207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 0-22081

EPIQ SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	48-1056429 (I.R.S. Employer Identification No.)
501 Kansas Avenue, Kansas City, Kansas (Address of principal executive office)	66105-1300 (Zip Code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of voting common stock held by non-affiliates of the registrant (based upon the last reported sale price on the NASDAQ Global Market), as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2008) was approximately $455,000,000.

         There were 35,684,401 shares of common stock of the registrant outstanding as of February 20, 2009.

         Documents incorporated by reference: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2009 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

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

        Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated," "goal," "objective," and "potential." Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, Item 1A, "Risk Factors" of this report lists a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. We undertake no obligation to update any forward-looking statements contained in this report or in future communications to reflect future events or developments.

PART I

ITEM 1.    BUSINESS

General

        Epiq Systems, Inc. is a provider of integrated technology solutions for the legal profession. References below to "we," "us" and "our" may refer to Epiq Systems, Inc. exclusively or to one or more of our subsidiaries. Our solutions streamline the administration of bankruptcy, litigation, financial transactions and regulatory compliance matters. We offer innovative technology solutions for electronic discovery, document review, legal notification, claims administration and controlled disbursement of funds. Our clients include law firms, corporate legal departments, bankruptcy trustees and other professional advisors who require innovative technology, responsive service and deep subject-matter expertise.

        We were incorporated in the State of Missouri on July 13, 1988, and on July 15, 1988 acquired all of the assets of an unrelated predecessor corporation.

        As a part of our business strategy, we have made several acquisitions and one disposition over the past five years. During the second quarter of 2008 we acquired all of the equity of Uberdevelopments Limited and its wholly-owned operating subsidiary Pinpoint Global Limited (collectively, "Pinpoint"), an electronic discovery business with operations in the United Kingdom, to expand our market in the United Kingdom. During 2006, we acquired the net assets of Gazes LLC (now Epiq Preference Solutions) to supplement our ability to provide claims preference services for our bankruptcy segment clients. During 2005, we acquired nMatrix (now Epiq eDiscovery Solutions) to expand our offerings to include electronic discovery and Hilsoft, Inc., which enhanced our expert legal noticing services for clients of our settlement administration segment. During 2004, we acquired Poorman-Douglas (now Epiq Class Action & Claims Solutions), which expanded our administrative offerings in the settlement administration segment to include the class action and mass tort market, and we completed the disposition of our infrastructure software business, which was held for sale as of December 31, 2003.

        Our trademarks include Epiq™, Epiq Systems™, ClaimsMatrix™, DebtorMatrix™, LegalMatrix™, CreditorMatrix™, ClassMatrix™, eDataMatrix™, DocuMatrix™, XFrame™, Bankruptcy Link®, TCMS®, CasePower®, and CasePower 13®. The trademarks have been filed but not yet registered; the registered marks have durations ranging from 2011 through 2013.

        Our principal executive office is located at 501 Kansas Avenue, Kansas City, Kansas 66105. The telephone number at that address is (913) 621-9500, and our website address is www.epiqsystems.com. We make available free of charge through our internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC as soon as reasonably practicable after we electronically file those reports with or furnish them to the SEC, as well as our code of ethics and other governance documents. The public may read and copy materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Industry Environment

        We provide products and services primarily to the legal profession. Our clients include leading law firms, corporate legal departments, bankruptcy trustees, and other professional advisors who use our services for the administration of legal proceedings. Substantially all of our revenues are generated from services provided within the United States, and substantially all of our assets are located within the United States.

        In the first quarter of 2008, we revised the structure of our reporting segments to reflect a change in the nature of the financial information provided to our chief operating decision makers resulting from a change in the structure of our internal organization. Our business is organized into three reporting segments: electronic discovery, bankruptcy, and settlement administration. Segment information related to revenues from external customers, a performance measure of profit or loss, capital expenditures, and total assets is contained in Note 14 of the Notes to Consolidated Financial Statements.

Electronic Discovery Segment

        The substantial increase of electronic documents in the business community has changed the dynamics of how attorneys support discovery in complex litigation matters. According to the 2008 Socha-Gelbmann Electronic Discovery Survey, the 2007 domestic commercial electronic discovery revenues were estimated at $2.8 billion, an approximate 43% increase from 2006. According to this same source, the market is expected to continue to grow at year over year annual rates of 21% for 2008, 20% for 2009 and 15% for 2010. Due to the complexity of cases, the volume of data that are maintained electronically, and the volume of documents that are produced in all types of litigation, we anticipate that law firms will become increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

Bankruptcy Segment

        Bankruptcy is an integral part of the United States' economy. As reported by the Administrative Office of the U.S. Courts for the fiscal years ended September 30, 2008, 2007, and 2006, there were approximately 1.04 million, 0.80 million, and 1.11 million new bankruptcy filings, respectively.

  •
  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the fiscal year ended September 30, 2008, accounted for approximately 65% of all bankruptcy filings. In a Chapter 7 case, the debtor's assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors. Chapter 7 cases typically last several years.

  •
  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the fiscal year ended September 30, 2008, accounted for approximately 1% of all bankruptcy filings. Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 cases may last several years.

  •
  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the fiscal year ended September 30, 2008, accounted for approximately 34% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last between three and five years.

        The key participants in a bankruptcy proceeding include the debtor-in-possession, the debtor's legal counsel, the creditors, the creditors' legal counsel, and the bankruptcy judge. Chapter 7 and Chapter 13 cases also have a professional bankruptcy trustee, who is responsible for administering the bankruptcy case.

Settlement Administration Segment

        Class action and mass tort refer to litigation in which class representatives bring a lawsuit against a defendant company or other persons on behalf of a large group of similarly affected persons. Mass tort refers to class action cases that are particularly large or prominent. The class action and mass tort marketplace is significant, with estimated annual tort claim costs of approximately $250 billion in 2007, according to a study issued in 2008 by Towers Perrin. Administrative costs, which include costs, other than defense costs, incurred by either the insurance company or self-insured entity in the administration of claims, comprise approximately 24% of this total.

        Key participants in this marketplace include law firms that specialize in representing class action and mass tort plaintiffs and other law firms that specialize in representing defendants. Class action and mass tort litigation is often complex and the cases, including administration of any settlement, may last several years.

Products, Services and Customers

Electronic Discovery Segment

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

        Following is a description of the significant sources of revenue in our electronic discovery business.

  •
  Fees related to the conversion of data into an organized, searchable electronic database. The amount we earn varies primarily on the size (number of documents) and complexity of the engagement.

  •
  Hosting fees based on the amount of data stored.

Bankruptcy Segment

        Our bankruptcy business provides solutions that address the needs of Chapter 7, Chapter 11 and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

        The end-user customers of our bankruptcy business are debtor corporations that file a plan of reorganization and professional bankruptcy trustees. The Executive Office for United States Trustees, a division of the U.S. Department of Justice, appoints all bankruptcy trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The bankruptcy trustee's primary responsibilities include liquidating the debtor's assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court, and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court. Trustees manage an entire caseload of bankruptcy cases simultaneously.

        The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we provide our Chapter 7 products and services to trustee customers at no direct charge, and our trustee customers maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution. We have marketing arrangements with various banks under which we provide the bankruptcy trustee case management software and related services and the bank provides the bankruptcy trustee with banking services. During the year ended December 31, 2008, a substantial majority of our Chapter 7 trustee clients' deposits were maintained at Bank of America. See Note 9 of the Notes to Consolidated Financial Statements for additional information on significant customers.

        Following is a description of the significant sources of revenue in our bankruptcy business.

  •
  Data hosting fees and volume-based fees.

  •
  Case management professional service fees and other support service fees related to the administration of cases, including data conversion, claims processing, claims reconciliation, professional consulting services, and settlement administration.

  •
  Deposit-based fees, earned primarily on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support services. The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates. Interest rate fluctuations are somewhat mitigated by the pricing arrangements with each financial institution that set ceilings and floors on the fees that we earn.

  •
  Legal noticing services to parties of interest in bankruptcy matters, including direct notification, media campaign and advertising management in which we coordinate notification, primarily through print media outlets, to potential parties of interest for a particular client engagement.

  •
  Reimbursement for costs incurred, primarily related to postage on mailing services.

Settlement Administration Segment

        Our settlement administration segment provides managed services, including legal notification, claims administration, project administration and controlled disbursement.

        The customers of our settlement administration segment are corporations that are administering the settlement or resolution of class action cases or administering projects. We sell our services directly to those customers and other interested parties, including legal counsel, which often provide access to these customers. During the year ended December 31, 2008, approximately 22% of our consolidated revenue was derived from a large contract. This revenue was recognized in our settlement administration segment. Revenue related to this contract is expected to decline throughout 2009 as we reach the conclusion of the contract during 2009.

        Following is a description of the significant sources of revenue in our settlement administration business.

  •
  Fees contingent upon the month-to-month delivery of case management services such as claims processing, claims reconciliation, project management, professional services, call center support, and controlled disbursements. The amount we earn varies primarily on the size and complexity of the engagement.

  •
  Legal noticing services to parties of interest in class action matters; including media campaign and advertising management, in which we coordinate notification through various media outlets such as print, radio and television, to potential parties of interest for a particular client engagement.

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

Competition

Electronic Discovery Segment

        There are a variety of companies competing, primarily on the basis of quality of service, technology innovations, and price, for the finite number of available client engagements that become available each year. Competitors include Electronic Evidence Discovery, Inc., Fios, Inc., Kroll Ontrack (Marsh & McLennan Companies), Attenex (FTI Consulting, Inc.), Autonomy ZANTAZ, Inc., Stratify, Inc. (Iron Mountain Incorporated), and Clearwell Systems, Inc.

Bankruptcy Segment

        There are a variety of companies competing, primarily on the basis of quality of service and technology innovations, for the finite number of available client engagements that become available each year. Our primary competitors are Bankruptcy Management Solutions, Inc., and Kurtzman Carson Consultants LLC.

Settlement Administration Segment

        There are a variety of companies competing, primarily on the basis of quality of service, technology innovations, and price, for the finite number of available client engagements that become available each year. Competitors include The Garden City Group Inc., Rust Consulting Inc. and Gilardi & Co. LLC.

        Additionally, certain law firms, accounting firms, management consultant firms, turnaround specialists and crisis management firms offer certain products and services that compete with our products and services in each of these segments.

Government Regulation

        Our products and services are not directly regulated by the government. However, our bankruptcy segment customers are subject to significant regulation under the United States Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and local rules and procedures established by bankruptcy courts. Additionally, the Executive Office for United States Trustees, a division of the U. S. Department of Justice, oversees the federal bankruptcy system and establishes administrative rules governing our clients' activities. Furthermore, class action and mass tort cases, as well as electronic discovery requirements related to litigation, are subject to various federal and state laws, as well as rules of evidence and rules of procedure established by the courts.

        In April 2006, the United States Supreme Court approved certain amendments to the Federal Rules of Civil Procedure regarding the discovery in litigation of certain electronically stored information. These amendments became effective on December 1, 2006. Among other things, these amendments (i) require early attention by parties in litigation to meet and confer regarding discovery issues and to develop a discovery plan that identifies and addresses the parties' electronically stored information, (ii) expand the reach of federal court subpoenas to include electronically stored information, (iii) allow for parties to object to production of electronically stored information that is not reasonably accessible due to the undue burden or cost associated with such retrieval, and (iv) provide a "safe harbor" to parties unable to provide electronically stored information lost or destroyed as a result of the routine, good-faith operation of an electronic information system. While these federal rules do not apply in state court proceedings, the civil procedure rules of many states have been closely modeled on these provisions. While we anticipate that these amendments to the Federal Rules of Civil Procedure may cause the electronic discovery market to experience an increase in volume and demand, the federal and state rules of civil procedure will continue to evolve and be subject to interpretation by courts. We cannot predict the effect, if any, that these amendments will have on our business in future years.

Employees

        As of December 31, 2008, we employed approximately 550 full-time employees, none of whom is covered by a collective bargaining agreement. We believe the relationship with our employees is good.

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

        The markets for our products and services are competitive, continually evolving and subject to technological change. We believe that the principal competitive factors in the markets we serve include the breadth and quality of system and software solution offerings, the stability of the information systems provider, the features and capabilities of the product and service offerings, and the potential for future product and service enhancements. Our success depends upon our ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced software solutions and services that satisfy changing client requirements. If we do not keep pace with technological changes, we could lose existing customers and fail to attract new business, which could adversely affect our results of operations.

Security problems with our software products or services could cause increased service costs and damage to our reputation.

        We have included security features in our products and processes that are intended to protect the privacy and integrity of data, including confidential client or consumer data. Security for our products and processes is critical given the confidential nature of the information contained in our systems. Our software products, the systems on which the products are used, and our processes may not be impervious to intentional break-ins ("hacking") or other disruptive disclosures or problems, whether as a result of inadvertent third party action, employee action, malfeasance, or other. Hacking or other disruptive problems could result in the diversion of our development resources, damage to our reputation, increased service costs and impaired market acceptance of our products, any of which could result in higher expenses or lower revenues.

Improper disclosure of personal data could result in liability and harm our reputation.

        We store and process large amounts of personally identifiable information. Our software products also enable our customers to store and process personal data. It is possible that our security controls over personal data, our training of employees, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Perceptions that our products and services do not adequately protect the privacy of personal information could inhibit sales of our products and services.

Errors or fraud related to our business processes could cause increased expense for litigation and diversion of management attention.

        We administer claims and provide professional services for third parties. Errors or fraud could occur, for example, in the payment of settlement claims in a case we are administering for a customer. Errors or fraud related to the processing or payment of these claims or errors related to the delivery of professional services could result in the diversion of management resources, damage to our reputation, increased service costs or impaired market acceptance of our services, any of which could result in higher expenses and/or lower revenues. Additionally, these types of errors or fraud could result in lawsuits alleging damages. Defending these types of claims could result in increased expenses for litigation and claims settlement and a significant diversion of our management's attention.

Interruptions or delays in service related at the data centers we utilize could impair the delivery of our service and harm our business.

        We provide certain of our services through computer hardware that is located in data centers operated by unrelated third parties. We do not control the operation of these facilities, which increases our vulnerability to problems with the services they provide, and they are subject to damage or interruption from earthquakes, floods, fires, power loss, terrorist attacks, telecommunications failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. The occurrence of any of these events, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in interruptions in certain of our services. In addition, the failure by our vendor to provide our required data communications capacity could result in interruptions in our service. Any damage to, or failure of, our systems or services could reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their agreements with us and adversely affect our ability to secure business in the future. Our business will be harmed if our customers and potential customers believe our services are unreliable.

Releases of new software products or upgrades to our existing software products may have undetected errors, which could cause litigation claims against us or damage to our reputation.

        All of our services utilize software solutions developed by us for our customers. We issue new releases of our software products to our customers periodically. Complex software products, such as those we offer, can contain undetected errors when first introduced or as new versions are released. Any introduction of new software products or upgrade to existing software products has a risk of undetected errors. These undetected errors may be discovered only after a product has been installed and used either in our internal processing or by our customers. Likewise, the software products we acquire in business acquisitions have a risk of undetected errors.

        Any undetected errors, as well as any difficulties in installing and maintaining our software products or upgrade releases or difficulties training customers and their staffs on the utilization of new software products or upgrade releases, may result in a delay or loss of revenue, diversion of development resources, damage to our reputation, increased service costs, increased expense for litigation or claims settlement, or impaired market acceptance of our products.

Our software solutions may not achieve our customer's desired objectives, which could cause loss of business and potential litigation claims against us or damage to our reputation.

        The software products and solutions we provide our customers are increasingly complex in response to the needs of our customers. While our products and services are designed to meet the needs of our customers, our software products may fail to achieve the customer's desired objectives, which could result in the loss of that customer, loss of future business, potential litigation claims against us and damage to our reputation.

We rely on third-party hardware and software, which could cause errors or failures of our software or services.

        We rely on hardware purchased or leased and software licensed from third parties for our service offerings. Any errors or defects in third party hardware or software could result in errors in our software or a failure of our service which could adversely affect our customer relationships and result in lower revenues and earnings.

A substantial amount of revenue in our bankruptcy segment related to trustee deposits is collected through a single financial institution, and the termination of that marketing arrangement could cause uncertainty and adversely affect our future bankruptcy segment revenue and earnings.

        The application of Chapter 7 bankruptcy regulations discourages Chapter 7 trustees from incurring direct administrative costs for computer system expenses. As a result, we provide our products and services to these trustee customers at no direct charge, and these trustee customers agree to deposit the cash proceeds from liquidations of debtors' assets with a designated financial institution with which we have an arrangement. We have arrangements with several financial institutions under which these trustees deposit the liquidated assets at one of those financial institutions. Under these arrangements we collect monthly revenues from the financial institution based primarily upon a percentage of the total liquidated assets on deposit at that financial institution. These bankruptcy deposit-based fees are a considerable amount of our bankruptcy segment revenues.

        A substantial amount of our bankruptcy segment revenues related to trustee deposits are collected through our relationship with Bank of America. Either party may, with appropriate notice, wind down the arrangement over a period of three years, including the notice period. If either party were to terminate this arrangement, we could experience a decline in revenues and earnings as those deposits are transferred.

        Bankruptcy segment revenues related to trustee deposits from Bank of America comprised 7%, 14%, and 38% of our total revenue recognized for the years ended December 31, 2008, 2007, and 2006, respectively.

Our pricing models for Chapter 7 trustee clients within the bankruptcy segment have a component of pricing tied to prevailing interest rates, and a significant decline in interest rates could adversely affect our revenues and earnings.

        Under the Chapter 7 marketing arrangements we have with each depository financial institution, certain fees we earn for deposits placed with those financial institution could have, within certain limits, variability based on fluctuations in short-term interest rates. The decline in short-term interest rates during 2008 resulted in fees under those arrangements reaching the low end of the variable fee schedule. Fluctuations in short-term interest rates could affect the fees we earn for the Chapter 7 deposits in the future.

We depend upon our key personnel and we may not be able to retain them or to attract, assimilate and retain highly qualified employees in the future.

        Our future success may depend upon the continued service of our senior management and certain of our key technical personnel and our continuing ability to attract, assimilate and retain highly qualified technical, managerial, and sales and marketing personnel. We do not have employment agreements with our Chief Executive Officer, President, or Chief Financial Officer. We maintain key-man life insurance policies on our Chief Executive Officer and our President. The loss of the services of any of these senior executives or other key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse impact on our results of operations.

The integration of acquired businesses is time consuming, may distract our management from our other operations, and can be expensive, all of which could reduce or eliminate our expected earnings.

        We have acquired businesses in the past and we may consider opportunities in the future to acquire other companies, assets or product lines that complement or expand our business. If we are unsuccessful in integrating these companies or product lines with our existing operations, or if integration is more difficult than anticipated, we may experience disruptions to our operations. A difficult or unsuccessful integration of an acquired business could have an adverse effect on our results of operations.

        Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies or businesses we acquire include those associated with:

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

  •
  diversion of management's attention from other business concerns to the acquired business; and

  •
  adverse effects on existing business relationships with customers.

We continue to expand our business internationally, which subjects us to additional risks associated with these international operations.

        We have expanded our business internationally with offices in London, Brussels and Hong Kong, primarily related to our electronic discovery business. We could expand other businesses internationally and we could enter other world markets. It requires significant management attention and financial resources to develop successful global markets. In addition, new operations in geographies we may enter may not be immune from possible government monitoring or intrusion.

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

  •
  risk associated with selecting or terminating partners for foreign expansions, including marketing agents, distributors or other strategic partners for particular markets;

  •
  changes to or reduced protection of intellectual property rights in some countries;

  •
  reduced protection of confidential consumer information in some countries; and

  •
  different or additional functionality requirements for our software and services.

To the extent our revenues are paid in foreign currencies, and currency exchange rates become unfavorable, we may lose some of the economic value of the revenues in U.S. dollar terms.

        As we expand our international operations, more of our customers pay us in foreign currencies. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates. Unfavorable changes in currency exchange rates could have a negative impact on our revenues and profits.

Our intellectual property is not protected through patents or formal copyright registration. Therefore, we do not have the full benefit of patent or copyright laws to prevent others from replicating our software.

        Our intellectual property rights are not protected through patents or formal copyright registration. We may not be able to protect our trade secrets or prevent others from independently developing substantially equivalent proprietary information and techniques or from otherwise gaining access to our trade secrets. In addition, foreign intellectual property laws may not adequately protect our intellectual property rights. Moreover, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringements. Litigation of this nature could result in substantial expense for us and diversion of management and other resources, which could result in a loss of revenue and profits.

We may be sued by third parties for alleged infringement of their proprietary rights.

        The software and internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. Our technologies may not be able to withstand any third party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan, and could require us to pay monetary damages or enter into royalty or licensing agreements. In addition, certain customer agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. An adverse determination could also prevent us from offering our service to others, which could result in a loss of revenues and profits.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and diversion of management time and attention from operational activities.

        Compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, The NASDAQ Stock Market and FINRA, (Financial Industry Regulatory Authority) rules, are time consuming and expensive. We have spent substantial amounts of management time and have incurred substantial legal and accounting expense in the past complying with these federal securities laws. Complying with these laws and regulations also creates uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Future government legislation or changes in court rules could adversely affect one or more of our business segments.

        Our products and services are not directly regulated by the government. Each of our three reporting segments and the customers served by those businesses are, however, directly or indirectly affected by federal and state laws and regulations and court rules. For example, bankruptcy reform legislation, class action and tort reform legislation and amendments to the Federal Rules of Civil Procedure regarding discovery of "electronically stored information" have all affected our customers, and indirectly, our business segments. Future federal or state legislation or court rules, or court interpretations of those laws and rules, could adversely affect the businesses we serve and thus could have an adverse impact on our revenues and results of operations.

Goodwill comprises a significant portion of our total assets. We assess goodwill for impairment at least annually, which could result in a material, non-cash write-down and could have a material adverse effect on our results of operations and stockholders' equity.

        Goodwill is subject to an impairment assessment at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. The carrying value of our goodwill was approximately $263.9 million as of December 31, 2008. Our assessment of goodwill for impairment could, in the future, result in a material, non-cash write-down of goodwill, which could have a material adverse effect on our results of operations and stockholders' equity.

The recent financial crisis and current uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.

        The recent financial crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit, equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our business and our customers, including the inability of our credit banks to fund draws on our revolving credit facility, our inability to increase or renew our current revolving credit facility, failure of our customers to pay us on a timely basis or at all, or other currently unforeseen consequences. If the global economy or the U.S. economy remain uncertain or weaken further, the consequences could have a material adverse effect on our business, operating results and financial condition.

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

  •
  the initiation or termination of a large engagement;

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
  legal proceedings;

  •
  the degree of customer acceptance of new products or enhancements offered by us; and

  •
  general market conditions and other economic factors.

        In addition, the stock market has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of particular companies. The market price of our common stock has been volatile and this is likely to continue.

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

        We have used our common stock to partly fund acquisitions and to refinance debt incurred in connection with acquisitions. During November 2007, we issued 5.0 million shares of common stock and used approximately $74.0 million of the net proceeds to pay debt outstanding under our credit facility. During November 2005, we issued approximately 1.8 million shares of common stock in connection with our nMatrix (now Epiq eDiscovery Solutions) acquisition. During June 2004, we issued $50.0 million of convertible notes, which are convertible into approximately 4.3 million shares of common stock based upon a conversion price of $11.67 per share, to refinance a portion of the purchase price for the Poorman-Douglas (now Epiq Class Action & Claims Solutions) acquisition.

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

ITEM 3.    LEGAL PROCEEDINGS

Purported Derivative Shareholder Complaints

        On July 29, 2008, the Alaska Electrical Pension Fund filed a putative shareholder derivative action in the U.S. District Court for the District of Kansas (Civil Action No. 08-CV-2344 CM/JPO), alleging on behalf of Epiq Systems that each of our current directors and certain current and former executive officers and directors engaged in misconduct regarding stock option grants.

        The plaintiff complaint asserts, among other things, that the company backdated certain stock options from July 1997 through January 2006, and that the individual defendants either participated in the backdating or permitted it to occur, violations of generally accepted accounting principles as a result of the alleged backdating of options, related claims of false and misleading proxy statements and annual reports filed by the company under the Securities Exchange Act of 1934, also as a result of the alleged backdating of options, and various violations of state law, breaches of fiduciary duty of loyalty and insider trading in company stock. The plaintiff is seeking, among other things, unspecified money damages, an accounting for profits obtained from the alleged backdating of options, specified changes in our corporate governance policies, punitive damages and rescission of the allegedly backdated options.

        On October 7, 2008, the company and the individual defendants filed a motion to dismiss the complaint on the following grounds: (i) the plaintiff lacks standing to assert claims regarding any backdating prior to July 31, 2001, i.e., the date on which the plaintiff first claims to have acquired company shares, (ii) application of the statutes of limitation that govern the plaintiff's claims reduces the plaintiff's case to a single alleged instance of backdating involving the grant of an option to a single non-defendant employee on January 3, 2006, (iii) the complaint fails to plead sufficient facts to state any plausible claim that the defendants backdated any stock options and thus fails to meet the minimum pleading requirements established under the Private Securities Litigation Reform Act of 1995 or the applicable Federal Rules of Civil Procedure, which failure mandates dismissal of all of the plaintiff's claims, and (iv) the complaint fails to meet the pleading standards that apply to any of its individual federal and state-law claims, which separately mandate dismissal of the entire case. On November 10, 2008, the plaintiff filed a memorandum in opposition to the dismissal motion, and on December 16, 2008, the company and the individual defendants filed their reply to the plaintiff's opposition memorandum. The dismissal motion has not yet been ruled upon by the Court.

        We believe the plaintiff's claims are without merit and will continue to defend against them vigorously. No amounts have been recorded in the accompanying Consolidated Financial Statements associated with this matter.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted in the fourth quarter of 2008 to a vote of the shareholders.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded under the symbol "EPIQ" on the NASDAQ Global Market. The following table shows the reported high and low sales prices for our common stock for the calendar quarters of 2008 and 2007 as reported by NASDAQ. All sales prices have been revised to reflect our 3 for 2 stock split, effected in the form of a 50% stock dividend, payable June 7, 2007 to holders of record as of May 24, 2007.

	2008		2007
	High	Low	High	Low
First Quarter	$18.28	$12.11	$13.59	$10.99
Second Quarter	16.83	14.16	18.28	13.56
Third Quarter	16.19	10.52	20.18	14.02
Fourth Quarter	17.72	10.73	20.72	15.92

Holders

        As of February 20, 2009, there were approximately 40 owners of record of our common stock and approximately 7,000 beneficial owners of our common stock.

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

Equity Compensation Plan Information

        The following table sets forth as of December 31, 2008 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,287,000	$11.33	1,748,000
Equity compensation plans not approved by security holders	575,000	$13.95	—
Total	7,862,000	$11.53	1,748,000

        As of December 31, 2008, equity compensation plans approved by security holders consist of our 1995 Stock Option Plan and our 2004 Equity Incentive Plan, both as amended. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares available under the 2004 Equity Incentive Plan. Securities remaining available for future issuance under our 2004 Equity Incentive Plan may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock.

        As of December 31, 2008, equity compensation plans not approved by security shareholders consist of stock options issued in conjunction with our acquisitions of nMatrix and Pinpoint. Inducement stock options were issued in conjunction with the execution of employment agreements with certain key employees of nMatrix and Pinpoint to become employees of our newly acquired subsidiaries. In accordance with the NASDAQ corporate governance rules, shareholder approval of each of these inducement stock option grants was not required.

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

        The following graphs show the total shareholder return of an investment of $100 in cash for (i) Epiq's common stock, (ii) the NASDAQ Stock Market Computer Index (the "NASDAQ Computer Index"), and (iii) the Standard & Poor's 500 Index (the "S&P 500 Index") for our last five fiscal years (December 31, 2003 through December 31, 2008) and for the period beginning on the date of our initial public offering through the end of the last fiscal year (February 4, 1997 through December 31, 2008). All values assume reinvestment of the full amount of any dividends. The NASDAQ Computer Index and the S&P 500 Index are calculated by Standard & Poor's Institutional Market Services.

        The five-year graph assumes that $100.00 was invested in our common stock on December 31, 2003, at the price of $11.41 per share, the closing sales price on that date. The second graph assumes that $100.00 was invested in our common stock on February 4, 1997, the date of our initial public offering, at the price of $0.93 per share, the closing sales price on that date (after giving effect to the stock splits and stock dividends paid by Epiq). The closing sales prices were used for each index on December 31, 2003 or February 4, 1997, as applicable, and all dividends were reinvested. No cash dividends have been declared on our common stock. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Five-Year Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EPIQ SYSTEMS. INC.
S&P 500 INDEX AND NASDAQ COMPUTER INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

Performance Graph Since Initial Public Offering

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EPIQ SYSTEMS. INC.
S&P 500 INDEX AND NASDAQ COMPUTER INDEX

ASSUMES $100 INVESTED ON FEB. 4, 1997
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical financial data for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 (in thousands, except per share data).

	Year Ended December 31,
	2008	2007	2006	2005	2004
Income Statement Data:
Total revenue from continuing operations	$236,118	$174,413	$224,170	$106,330	$98,368
Income (loss) from continuing operations	13,836	6,929	35,131	(3,842)	(7,290)
Income (loss) from discontinued operations	—	—	—	—	667
Net income (loss)	13,836	6,929	35,131	(3,842)	(6,623)
Income (loss) per share—Basic:
From continuing operations	$0.39	$0.23	$1.21	$(0.14)	$(0.27)
From discontinued operations	—	—	—	—	$0.02
Net income (loss) per share—Basic	$0.39	$0.23	$1.21	$(0.14)	$(0.25)
Income (loss) per share—Diluted:
From continuing operations	$0.36	$0.21	$1.05	$(0.14)	$(0.27)
From discontinued operations	—	—	—	—	$0.02
Net income (loss) per share—Diluted	$0.36	$0.21	$1.05	$(0.14)	$(0.25)
Balance Sheet Data:
Total assets	$418,946	$392,794	$382,220	$418,471	$244,317
Long-term obligations	55,310	58,266	83,873	145,906	74,499

        In October 2003 we entered into a three-year arrangement related to our Chapter 7 bankruptcy trustee business that included various elements which had previously been provided on a standalone basis. As a result, for the final quarter of 2003 and for the years ended December 31, 2005 and 2004 we deferred substantially all of our Chapter 7 bankruptcy trustee revenue. The $59.7 million of revenue deferred during these periods related to this arrangement was recognized during the year ended December 31, 2006. The effect of this was to: (i) reduce revenue recognized for the years ended December 31, 2005, 2004 and 2003 with a corresponding increase in revenue recognized for the year ended December 31, 2006; and (ii) substantially decrease net income for the year ended December 31, 2003 and to incur a net loss for the years ended December 31, 2005 and 2004, with a corresponding increase in net income for the year ended December 31, 2006. Effective October 1, 2006, we entered into a new arrangement with this depository financial institution; this new arrangement does not include provisions related to software upgrades. Accordingly, we now recognize this revenue based on a contingent usage based revenue model and, during the years ended December 31, 2008 and 2007, we did not defer any bankruptcy trustee revenue or recognize any previously deferred bankruptcy trustee revenue.

        During November 2003, the decision was made to dispose of our infrastructure software business and the business was sold in April 2004. Accordingly, all revenues, cost of sales, operating expenses, assets and liabilities related to infrastructure software have been reclassified as discontinued operations for all periods presented.

        During January 2004, we acquired the equity of P-D Holding Corp. and its wholly-owned operating subsidiary, Poorman-Douglas Company (now Epiq Class Action & Claims Solutions). The acquisition was accounted for using the purchase method of accounting with the operating results included in our statements of income since the date of acquisition.

        During October 2005, we acquired the equity of Hilsoft, Inc. The acquisition was accounted for using the purchase method of accounting with the operating results included in our statements of income since the date of acquisition.

        During November 2005, we acquired the equity of nMatrix (now Epiq eDiscovery Solutions). The acquisition was accounted for using the purchase method of accounting with the operating results included in our statements of income since the date of acquisition.

        Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment ("SFAS 123(R)"). We elected to adopt SFAS 123(R) using the modified version of prospective application. Using this method, we recognized compensation costs of $2.8 million, $5.6 million and $5.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Prior to January 1, 2006, share-based payments were accounted for using the intrinsic method pursuant to APB 25, Accounting for Stock Issued to Employees. As the options were granted at an option price equal to fair market value of the common stock on the date of grant, we did not recognize any compensation cost related to share-based compensation for periods ended on or before December 31, 2005. See Note 12 of the Notes to the Consolidated Financial Statements.

        During May 2006, we acquired the net assets of Gazes LLC and placed these assets in a newly formed subsidiary, Epiq Advisory Services (now Epiq Preference Solutions). The acquisition was accounted for using the purchase method of accounting with the operating results included in our statements of income since the date of acquisition. See Note 13 of the Notes to Consolidated Financial Statements.

        Effective January 1, 2007, we adopted Financial Accounting Standard Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Application of FIN 48 requires numerous estimates based on available information. We consider many factors when evaluating and estimating our tax positions and tax benefits, and our recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As we obtain additional information, we may need to periodically adjust our recognized tax positions and tax benefits. These periodic adjustments had the net effect of increasing tax expense by approximately $1.2 million during 2008, and decreasing tax expense by approximately $0.2 million during 2007, and also may affect our tax expense in future years. See Note 10 of the Notes to the Consolidated Financial Statements.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the "Forward-Looking Statements," our "Risk Factors," "Selected Financial Data," and "Financial Statements" included in this Form 10-K.

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

        The substantial increase of electronic documents in the business community has changed the dynamics of how attorneys support discovery in complex litigation matters. According to the 2008 Socha-Gelbmann Electronic Discovery Survey, 2007 domestic commercial electronic discovery revenues were estimated at $2.8 billion, an approximate 43% increase from 2006. According to this same source, the market is expected to continue to grow at year over year annual rates of 21% for 2008, 20% for 2009 and 15% for 2010. Due to the complexity of cases, the volume of data that are maintained electronically, and the volume of documents that are produced in all types of litigation, we anticipate that law firms will become increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

        Following is a description of the significant sources of revenue in our electronic discovery business.

  •
  Fees related to the conversion of data into an organized, searchable electronic database. The amount we earn varies primarily on the size (number of documents) and complexity of the engagement.

  •
  Hosting fees based on the amount of data stored.

Bankruptcy Segment

        Our bankruptcy business provides solutions that address the needs of Chapter 7, Chapter 11 and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

        The key participants in a bankruptcy proceeding include the debtor-in-possession, the debtor's legal counsel, the creditors, the creditors' legal counsel, and the bankruptcy judge. Chapter 7 and Chapter 13 cases also have a professional bankruptcy trustee, who is responsible for administering the bankruptcy case.

        The end-user customers of our bankruptcy business are debtor corporations that file a plan of reorganization and professional bankruptcy trustees. The Executive Office for United States Trustees, a division of the U.S. Department of Justice, appoints all bankruptcy trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The bankruptcy trustee's primary responsibilities include liquidating the debtor's assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court, and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court. Trustees manage an entire caseload of bankruptcy cases simultaneously.

        The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we provide our Chapter 7 products and services to our trustee customers at no direct charge, and they maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution. We have marketing arrangements with various banks under which we provide the bankruptcy trustee case management software and related services and the bank provides the bankruptcy trustee with deposit-related banking services. During the year ended December 31, 2008, a substantial majority of our Chapter 7 trustee clients' deposits were maintained at Bank of America. See Note 9 of the Notes to Consolidated Financial Statements for additional information on this significant customer.

        Bankruptcy is an integral part of the United States' economy. As reported by the Administrative Office of the U.S. Courts for the fiscal years ended September 30, 2008, 2007, and 2006, there were approximately 1.04 million, 0.80 million and 1.11 million new bankruptcy filings, respectively.

  •
  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the fiscal year ended September 30, 2008, accounted for approximately 65% of all bankruptcy filings. In a Chapter 7 case the debtor's assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors. Chapter 7 cases typically last several years.

  •
  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the fiscal year ended September 30, 2008, accounted for approximately 1% of all bankruptcy filings. Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 cases may last several years.

  •
  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the fiscal year ended September 30, 2008, accounted for approximately 34% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last between three and five years.

        Following is a description of the significant sources of revenue in our bankruptcy business.

  •
  Data hosting fees and volume-based fees.

  •
  Case management professional service fees and other support service fees related to the administration of cases, including data conversion, claims processing, claims reconciliation, professional consulting services, and settlement administration.

  •
  Deposit-based fees, earned primarily on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and post contract customer support services. The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates. Interest rate fluctuations are somewhat mitigated by pricing arrangements with each financial institution that set ceilings and floors on the interest rates that we earn.

  •
  Legal noticing services to parties of interest in bankruptcy matters, including direct notification and media campaign and advertising management in which we coordinate notification, primarily through print media outlets, to potential parties of interest for a particular client engagement.

  •
  Reimbursement for costs incurred, primarily related to postage on mailing services.

Settlement Administration

        Our settlement administration segment provides managed services, including legal notification, claims administration, project administration, and controlled disbursement.

        Key participants in this marketplace include law firms that specialize in representing class action and mass tort plaintiffs and other law firms that specialize in representing defendants. Class action and mass tort litigation is often complex and the cases, including administration of any settlement, may last several years.

        The customers of our settlement administration segment are corporations that are administering the settlement or resolution of class action cases or administering projects. We sell our services directly to those customers and other interested parties, including legal counsel, which often provide access to these customers. During the year ended December 31, 2008, approximately 22% of our consolidated revenue was derived from one large contract. This revenue was recognized in our settlement administration segment. Revenue related to this contract is expected to decline throughout 2009 as we reach the conclusion of the contract during 2009.

        Class action and mass tort refer to litigation in which class representatives bring a lawsuit against a defendant company or other persons on behalf of a large group of similarly affected persons. Mass tort refers to class action cases that are particularly large or prominent. The class action and mass tort marketplace is significant, with estimated annual tort claim costs of approximately $250 billion in 2007, according to a study issued in 2008 by Towers Perrin. Administrative costs, which include costs, other than defense costs, incurred by either the insurance company or self-insured entity in the administration of claims, comprise approximately 24% of this total.

        Following is a description of the significant sources of revenue in our settlement administration business.

  •
  Fees contingent upon the month-to-month delivery of case management services such as claims processing, claims reconciliation, project management, professional services, call center support, and controlled disbursements. The amount we earn varies primarily on the size and complexity of the engagement.

  •
  Legal noticing services to parties of interest in class action matters; including media campaign and advertising management, in which we coordinate notification through various media outlets such as print, radio and television, to potential parties of interest for a particular client engagement.

  •
  Reimbursement for costs incurred related to postage on mailing services.

Results of Operations for the Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

Consolidated Results of Operations

Revenue

        Total revenue was $236.1 million in 2008, an increase of $61.7 million, or 35%, as compared to the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services. We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Consolidated Statements of Income. Operating revenue from reimbursed direct costs was $28.3 million, an increase of $5.5 million, or 24%, from $22.8 million in the prior year. This increase directly corresponded to the increase in reimbursed direct costs. Although reimbursed operating revenue may fluctuate significantly from period to period, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

        Operating revenue exclusive of operating revenue from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, was $207.9 million in 2008, an increase of $56.2 million, or 37%, as compared to the prior year. The increase consists of a $9.1 million increase in the electronic discovery segment and a $47.6 million increase in the settlement administration segment, partially offset by a $0.5 million decrease in the bankruptcy segment. Changes by segment are discussed below.

Operating Expenses

        Direct cost of services, exclusive of depreciation and amortization, was $81.9 million in 2008, an increase of $40.4 million, or 98%, as compared to $41.5 million in the prior year. Contributing to this increase was a $26.2 million increase in the cost of outside services, primarily related to telephone, mailing and temporary help services; a $5.3 million increase in legal noticing; a $1.8 million increase in compensation related expense; and a $4.9 million increase in production supplies. Changes by segment are discussed below.

        Direct cost of bundled products and services, exclusive of depreciation and amortization, was $3.6 million in 2008, a decrease of $0.1 million, or 2%, compared to $3.7 million in the prior year. Changes by segment are discussed below.

        Reimbursed direct costs increased in 2008 to $28.1 million compared to $22.6 million in the prior year. This increase directly corresponded to the increase in operating revenue from reimbursed direct costs. Changes by segment are discussed below.

        General and administrative costs increased $8.6 million, or 14%, to $71.1 million in 2008 compared to $62.5 million in the prior year. Contributing to this increase was a $4.9 million increase in compensation, commission and benefits expense, primarily resulting from expanded staffing to meet client demands; a $1.5 million increase in travel expense; a $1.9 million increase in professional services; and a $1.4 million increase in bad debt expense. These increases were partially offset by a decrease of $2.8 million in share-based compensation expense which was the result of a change in the timing of our equity compensation grants. Changes by segment are discussed below.

        Depreciation and software and leasehold amortization costs in 2008 were $16.3 million, an increase of $3.5 million, or 28%, compared to the prior year. This increase was primarily the result of increased software amortization expense and increased hardware depreciation largely related to investment in our electronic discovery segment.

        Amortization of identifiable intangible assets in 2008 was $9.1 million, a decrease of $0.5 million, or 5%, compared to the prior year. This decrease was primarily the result of certain customer contracts and trade names that became fully amortized during the year, partially offset by an increase in non-compete amortization resulting from our second quarter acquisition of an electronic discovery business in the United Kingdom.

        Other operating expense of $0.2 million in 2008 primarily consists of $0.9 million of non-capitalized acquisition-related expenses related to the acquisition of an electronic discovery business in the United Kingdom in the second quarter of 2008, as well as $1.2 million of expenses incurred throughout 2008 related to potential acquisitions that were not completed. The acquisition-related expenses consisted of legal services, executive compensation, indirect and general costs, accounting services, and valuation services. Partially offsetting these expenses is a $2.4 million gain in 2008 related to interest rate floor options purchased during 2007.

Interest Expense

        Interest expense was $1.8 million, compared to $12.0 million in the prior year, a decrease of $10.2 million, or 85%. Contributing to the decline was a $6.3 million decrease in interest expense related to our credit facility, a $3.2 million decrease in expense related to the value of our subordinated convertible note holders' option to extend the maturity of the subordinated convertible notes from June 15, 2007 to June 15, 2010, and a $0.6 million decrease in loan fee amortization.

        The $6.3 million decrease in credit facility interest expense resulted from our repayment and termination of the credit facility term loan and the repayment in full of the credit facility revolving loan during 2007 from the proceeds of a common stock offering in November 2007. The $0.6 million decrease in loan fee amortization expense was primarily the result of the completion of the amortization of fees related to the contingent convertible subordinated debt and the credit facility term loan during 2007.

        During April 2007, the holders of the contingent convertible subordinated notes exercised their right to extend the maturity of the convertible notes from June 2007 to June 2010. As a result, we will continue to pay interest, at a rate of 4% per annum, during the extension period on any convertible notes that remain outstanding. The holders of the convertible notes may chose at any time to convert some or all of the notes into our common shares. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding this conversion right.

        We estimated the fair value of the option to extend immediately prior to the note holders' vote to extend and recorded a final adjustment to the fair value of the option to extend the subordinated convertible notes' maturity. We are currently amortizing the exercise date fair value of the option as a reduction to interest expense over the term of the extension. During 2008 we recognized a reduction to interest expense of approximately $1.6 million related to the amortization of the carrying value of the option to extend the maturity term subsequent to the extension date.

Effective Tax Rate

        Our effective tax rate was 43.2% for 2008 compared with an effective rate of 37.0% for the prior year. Our tax rate is generally higher than the statutory federal rate primarily due to state and local taxes. Several of our subsidiaries operate in New York City and are subject to state and local tax rates which are higher than the tax rates assessed by other jurisdictions where we operate. The increase in the effective tax rate compared with the prior year is primarily due to a larger proportion of our income being taxed in high tax rate jurisdictions and the reversal of a valuation allowance related to our United Kingdom net operating loss carryforward in 2007. During the fourth quarter of 2007, we determined that it was more likely than not that the United Kingdom net operating loss would be fully utilized within the carryforward period. Accordingly, we reversed the valuation allowance related to the remaining net operating loss carryforward asset resulting in a lower effective tax rate in 2007.

Net Income

        We had net income of $13.8 million for 2008 compared to $6.9 million for the prior year, an increase of $6.9 million, or 100%. Growth in our settlement administration segment, resulting from a large contract, as well as the decline in net interest expense, contributed to the increase in net income. These increases were offset in part by the bankruptcy segment, which declined as a result of reduced short-term interest rates throughout 2008, combined with lower bankruptcy deposits.

Results of Operations by Segment

        The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 14 of our Notes to Consolidated Financial Statements.

Electronic Discovery Segment

        Electronic discovery operating revenue before reimbursed direct costs in 2008 was $58.1 million, an increase of $9.1 million, or 18%, compared to the prior year. This increase is attributable to additional projects from existing clients, as well as an expansion of our client base, which resulted in an increase in hosting and processing revenue.

        Electronic discovery direct and administrative expenses, including reimbursed direct costs, were $32.0 million in 2008, an increase of $7.2 million, or 29%, compared to the prior year. Factors contributing to this increase include a $4.0 million increase in compensation, commission and benefits expense, resulting from expanded staffing to support increased operating revenue; a $0.2 million increase in bad debt expense; a $0.4 million increase in promotional expense; a $0.2 million increase in professional services; a $0.4 million increase in purchased software; a $0.7 million increase in building and equipment lease expense, primarily related to data center expansion; and an $0.8 million increase in maintenance expense.

Bankruptcy Segment

        Bankruptcy operating revenue before reimbursed direct costs was $59.8 million in 2008, a decrease of $0.5 million, or 1%, compared to the prior year. This slight decrease was the result of an $8.6 million decline in our bankruptcy trustee fees; offset in part by an $8.2 million increase in bankruptcy restructuring engagements.

        Revenue from our bankruptcy trustee business could continue to be lower with comparable periods if short-term interest rates do not increase. This effect could be partly mitigated by an increase in bankruptcy trustee revenue as an increase in bankruptcy filings could result in an increase in the bankruptcy trustee deposit portfolio. Noticing services depend on the timing of a case and will fluctuate from period to period.

        Bankruptcy direct and administrative expenses, including reimbursed direct costs, were $34.1 million in 2008, an increase of $4.2 million, or 14%, compared to the prior year. This increase was primarily the result of a $0.3 million increase in compensation, commission and benefits expense, primarily due to increased headcount; a $1.3 million increase in bad debt expense, resulting from several clients moving from Chapter 11 to Chapter 7 bankruptcy and additional accruals; and a $1.9 million increase in outside services expense, resulting from several large noticing engagements.

Settlement Administration

        Settlement administration operating revenue before reimbursed direct costs was $89.9 million in 2008, an increase of $47.6 million, or 113%, compared to the prior year. This increase was due to a $38.3 million increase in call center and direct mailing revenue, primarily related to a large contract; a $5.5 million increase in legal notification revenue, resulting from several large class action cases; and an $8.8 million increase in professional services. These increases were partially offset by a $3.4 million decrease in transaction processing revenue.

        Settlement administration direct and administrative expenses, including reimbursed direct costs, were $93.2 million in 2008, an increase of $41.9 million, or 82%, compared to the prior year. This increase is primarily the result of a $29.2 million increase in call center, outside service, and mailing supplies costs to support the large contract referenced above. Also contributing to the increase was a $5.3 million increase in the cost of legal noticing that is directly related to the increase in legal notification revenue; and a $5.3 million increase in reimbursable expenses, which is offset directly by an increase in operating revenue from reimbursable costs. Additional staffing requirements to meet client demands resulted in a $1.1 million increase in compensation, commissions and benefits, and a $0.6 million increase in outside services.

Results of Operations for the Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

Consolidated Results of Operations

Revenue

        Total revenue from operations was $174.4 million in 2007, a decrease of $49.8 million, or 22%, from the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services. We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Consolidated Statements of Income. Although reimbursed operating revenue may fluctuate significantly from period to period, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

        Operating revenue before reimbursed direct costs in 2007 was $151.6 million, a decrease of $48.1 million, or 24%, as compared to the same period in the prior year. This decrease is primarily the result of a $58.4 million decrease in bankruptcy revenue before reimbursed direct costs and a $7.4 million decrease in settlement administration revenue before reimbursed direct costs, partly offset by a $17.7 million increase in electronic discovery operating revenue before reimbursed direct costs. As more fully explained under the caption "Significant Accounting Policies—Revenue Recognition" in Note 1 to our Consolidated Financial Statements, the decrease in bankruptcy operating revenue before reimbursed direct costs is primarily attributable to the recognition, during 2006, of approximately $59.7 million of revenue, deferred beginning in October 2003, following delivery of the final specified software upgrade pursuant to a specific arrangement that expired September 30, 2006. All revenue is directly related to a segment and changes in revenue by segment are discussed below.

Operating Expenses

        Direct cost of services, exclusive of depreciation and amortization, was $41.5 million in 2007, a decrease of $6.9 million, or 14%, as compared to the prior year. This decrease is primarily attributable to a $6.2 million decrease in legal noticing combined with a $3.2 million decrease in the cost of outside services, partly offset by a $1.1 million increase in compensation related expense and a $0.8 million increase in rent expense. Changes by segment are discussed below.

        Direct cost of bundled products and services, exclusive of depreciation and amortization, was $3.7 million in 2007, a decrease of $0.2 million, or 6%, from the prior year, primarily as a result of decreased compensation expense. Changes by segment are discussed below.

        Reimbursed direct costs in 2007 decreased $2.0 million, or 8%, to $22.6 million. This decrease directly corresponds to the decrease in operating revenue from reimbursed direct costs.

        General and administrative expenses in 2007 were $62.5 million, an increase of $8.4 million, or 16%, compared to the prior year. The increase is attributable to a $7.3 million increase in compensation expense, and a $3.1 million increase in bonus expense, primarily resulting from additional staffing to support growth in our electronic discovery business. Also contributing to the increase was a $0.7 million increase in travel expenses and a $0.4 million increase in rent expense. Changes by segment are discussed below.

        Depreciation and software and leasehold amortization costs in 2007 were $12.8 million, an increase of $2.7 million, or 26%, compared to the prior year. The increase primarily resulted from an increase of $2.5 million in depreciation and amortization expense related to purchased and internally developed software and the related hardware required to support the expansion of our electronic discovery business.

        Amortization of identifiable intangible assets in 2007 was $9.5 million, a decrease of $2.1 million, or 18%, compared to the prior year as certain customer contract intangibles, primarily related to our settlements and claims business; and certain trade name intangibles, primarily related to our electronic discovery business; became fully amortized in 2007.

        Other operating expenses, which include the mark-to-market adjustment for the purchased interest rate floor options as well as acquisition related expenses, reflect $1.1 million of income for 2007 compared with $0.3 million of expense for the prior year. A portion of our bankruptcy trustee pricing is tied to short-term interest rates, and an increase or decrease in the short-term interest rate may result in corresponding changes in bankruptcy trustee revenue. To mitigate our interest rate risk, during the third quarter of 2007, we purchased LIBOR based interest rate floors with strike prices ranging from 1.75% to 2.75% and a notional value of $800 million. These instruments were not designated as accounting hedges. At the end of each period, we estimate the fair value of these instruments and the change in market value is recognized as a component of other operating expenses. The adjustment for 2007 resulted in the recognition of $1.1 million of income. Subsequent to December 31, 2007, we terminated these interest rate floor options and received cash of approximately $5.1 million. We did not recognize any acquisition related expenses during 2007 compared with $0.3 million recognized in 2006.

Interest Expense

        Interest expense was $12.0 million in 2007, a decrease of $1.5 million as compared to the prior year. This decrease is primarily related to a $2.0 million decrease in interest expense related to our credit facility and a $0.5 million decrease in the amortization of loan fees, partly offset by a $1.1 million increase in net expense related to the holders' right to extend the maturity of the notes by up to three years.

        The decrease in interest expense related to our credit facility is primarily due to a decrease in outstanding borrowings from $118.0 million as of the beginning of 2006 to $77.0 million as of September 30, 2007. In November 2007, we used proceeds from a registered offering of our common shares to repay the credit facility in full. Loan amortization expense decreased as the fees related to our contingent convertible subordinated notes became fully amortized during June 2007.

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

Effective Tax Rate

        Our effective tax rate was 37.0% for 2007 compared with an effective rate of 39.4% for the prior year. Our tax rate is generally higher than the statutory federal rate primarily due to state and local taxes. Several of our subsidiaries operate in New York City and are subject to state and local tax rates which are higher than the tax rates assessed by other jurisdictions where we operate. The decrease in the effective tax rate compared with the prior year is primarily due to the reversal of valuation allowance related to our United Kingdom net operating loss carryforward. Prior to 2007, we established a valuation allowance for the full amount of the net operating loss carryforward asset. The subsidiary generated taxable income in 2007 and we utilized a portion of the net operating loss carryforward. During the fourth quarter of 2007, we determined that it was more likely than not that the net operating loss would be fully utilized within the carryforward period. Accordingly, we reversed the valuation allowance related to the remaining net operating loss carryforward asset.

Net Income

        We had net income of $6.9 million for 2007 compared to $35.1 million for the prior year. This change is primarily the result of a $48.1 million decrease in operating revenue before reimbursed direct costs and an $8.5 million increase in general and administrative expense, partly offset by a $9.1 million decrease in direct costs and an $18.8 million decrease in tax expense, all for 2007 compared with the prior year. The decrease in operating revenue before reimbursed direct costs is primarily the result of a $58.4 million decrease in bankruptcy operating revenue before reimbursed direct costs, largely attributable to the recognition during 2006 of revenue which was deferred beginning in October 2003 (as more fully explained under the "Results of Operations by Segment—Bankruptcy Segment" caption below), and a $7.4 million decrease in settlement administration operating revenue before reimbursed direct costs, largely the result of a decrease in legal notification revenue, partly offset by a $17.7 million increase in electronic discovery operating revenue before reimbursed direct costs. The increase in general and administrative expenses is primarily the result of a $7.3 million increase in compensation related expenses, largely attributable to additional staffing, primarily to support growth in our electronic discovery business, and an increase in bonus expense. The decrease in direct costs is primarily the result of a $6.2 million decrease in legal notification costs, largely attributable to the decline in legal noticing revenue, and a $3.2 million decrease in outside services. The decrease in tax expense is primarily the result of the recognition of previously deferred bankruptcy revenue during 2006.

Results of Operations by Segment

        The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 14 of our Notes to Consolidated Financial Statements.

Electronic Discovery Segment

        Electronic discovery operating revenue before reimbursed direct costs in 2007 was $49.1 million, an increase of $17.7 million, or 56%, as compared to the prior year. This increase is primarily attributable to projects from existing clients as well as an expansion of our client base. Hosting and processing services accounted for approximately $17.3 million of this increase, and the remainder of the increase is related to ancillary professional services provided to our clients.

        Electronic discovery direct and administrative costs in 2007 were $24.8 million, an increase of $7.8 million, or 46%, as compared to the prior year. The increase is primarily due to expanded staffing and increased sales-related commissions, resulting in a $5.2 million increase in compensation related expenses; $1.6 million of expense related to the relocation and expansion of our data center facilities; an increase in equipment, software maintenance and rent expense of $0.5 million; and an increase in relocation expense and travel related expenses of $0.6 million.

Bankruptcy Segment

        Bankruptcy operating revenue before reimbursed direct costs in 2007 was $60.3 million, a decrease of $58.4 million, or 49%, as compared to the prior year. As more fully explained under the caption "Significant Accounting Policies, Revenue Recognition" in Note 1 to the Consolidated Financial Statements, this decrease is primarily the result of our revenue recognition related to a specific arrangement in 2006 with our primary depository financial institution. During the second quarter of 2006, we delivered the final software upgrade specified under this arrangement. As the only remaining undelivered element was postcontract customer support services, and as the contract terminated September 30, 2006, during 2006 we recognized, in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), $59.7 million of revenue that had been deferred during the period October 1, 2003 through December 31, 2005. Effective October 1, 2006, we entered into a new arrangement with this depository financial institution; this new arrangement does not include provisions related to software upgrades. Accordingly, we now recognize this revenue based on a contingent usage based revenue model and, during 2007, we did not defer any bankruptcy revenue or recognize any previously deferred bankruptcy revenue. Also contributing to the decrease in bankruptcy operating revenue before reimbursed direct costs was a decline in average trustee deposits during 2007 compared with 2006 as a result of the decrease in bankruptcy filings during both periods. Partially offsetting these declines was a $2.6 million increase in professional services.

        Bankruptcy direct and administrative costs in 2007 were $30.0 million, a decrease of $0.6 million, or 2%, as compared to the prior year, reflecting a bankruptcy operating cost structure for 2007 that was consistent with the prior year's cost structure.

Settlement Administration

        Settlement administration operating revenue before reimbursed direct costs in 2007 was $42.3 million, a decrease of $7.4 million, or 15%, as compared to the prior year. This decrease is primarily the result of a $6.9 million decrease in document management revenue. The decrease in document management revenue is attributable to a decline in legal noticing requirements compared with the prior year.

        Settlement administration direct and administrative costs in 2007 were $51.3 million, a decrease of $10.3 million, or 17%, as compared to the prior year. This decrease is primarily the result of a $6.2 million reduction in the cost of legal noticing, a $3.3 million decrease in outside services, and a $1.7 million decrease in reimbursable expenses, partly offset by a $0.2 million increase in compensation related expenses. Legal noticing expense generally fluctuates directly with legal noticing revenue and outside services costs will vary depending on the timing of cases and the specific services required by the client.

Liquidity and Capital Resources

Operating Activities

        During the year ended December 31, 2008, our operating activities provided net cash of $34.2 million. Contributing to net cash provided by operating activities was net income of $13.8 million and increased non-cash expenses, such a depreciation and amortization and share-based compensation expense, of $30.5 million. These items were partially offset by a $10.1 million net use of cash resulting from changes in operating assets and liabilities. The most significant change in operating assets and liabilities was a $16.9 million increase in trade accounts receivable, related to a large settlement administration customer and several matters in the bankruptcy segment. Trade accounts receivable will also fluctuate from period to period depending on the timing of sales and collections. Partially offsetting this increase in accounts receivable was an increase in accounts payable and other liabilities of $4.6 million. Accounts payable will fluctuate from period to period depending on timing of purchases and payments.

Investing Activities

        During the year ended December 31, 2008, we used cash of approximately $14.5 million for purchases of property and equipment, including computer hardware, purchased software licenses for our electronic discovery business, and purchased computer hardware for our bankruptcy trustee business. Enhancements to our existing software and the development of new software is essential to our continued growth, and, during 2008, we used cash of $6.6 million to fund internal costs related to the development of software for which technological feasibility had been established. We also used cash of $4.8 million to fund the acquisition of an electronic discovery business located in the United Kingdom. We anticipate that cash generated from operations will be adequate to fund our anticipated property, equipment, and software spending for the foreseeable future. Our property, equipment and third-party software purchases consisted primarily of computer-related hardware, purchased software, and leasehold improvements to support the expansion of our electronic discovery business. We believe that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending over the next year.

Financing Activities

        During the year ended December 31, 2008, we used cash to pay approximately $4.0 million as a principal reduction on our deferred acquisition notes and capital lease payments, and $0.8 million in closing costs as part of our amended credit facility. This financing use of cash was partially offset by $2.5 million of net proceeds from stock issued in connection with the exercise of employee stock options. We also recognized a portion of the tax benefit related to the exercise of stock options as a financing source of cash.

        As of December 31, 2008, our borrowings consisted of $52.3 million (including the fair value of the embedded option) from the contingent convertible subordinated notes, which bears interest at 4% based on the $50.0 million principal amount, and approximately $8.9 million of obligations related to capital leases and deferred acquisition price payments. During 2007, the term of our contingent convertible subordinated notes was extended to June 2010. The notes will require the use of $50.0 million of cash at the extended maturity date if the note holders do not convert the notes into shares of our common stock. The holders of the contingent convertible subordinated notes have the right to convert at a price of approximately $11.67 per share. If any or all notes are converted into shares of our common stock prior to the scheduled maturity of those notes, then there will be no cash requirements associated with those converted notes, other than the regular payment of interest earned prior to the conversion date.

        As of December 31, 2008 we did not have any borrowings outstanding under our $100.0 million senior revolving loan. During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million. Interest on the credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate. As of December 31, 2008, significant financial covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.00 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00. As of December 31, 2008, we were in compliance with all financial covenants.

        Covenants contained in our credit facility and in our contingent convertible subordinated notes include limitations on acquisitions, should we pursue acquisitions in the future. Pursuant to the terms of our credit facility, we generally cannot incur indebtedness outside the credit facility, with the exceptions of capital leases and subordinated debt, with a limit of $100.0 million of aggregate subordinated debt. Furthermore, for any acquisition we must be able to demonstrate that, on a pro forma basis, we would be in compliance with our covenants during the four quarters prior to the acquisition and bank permission must be obtained for an acquisition for which cash consideration exceeds $80.0 million or total consideration exceeds $125.0 million.

        We believe that funds generated from operations, plus our existing cash resources and amounts available under our credit facility, will be sufficient over the next 12 months, and for the foreseeable future thereafter, to finance currently anticipated working capital requirements, internal software development expenditures, property, equipment and third party software expenditures, deferred acquisition price agreements and capital leases, interest payments due on our outstanding borrowings, and payments for other contractual obligations.

Off-balance Sheet Arrangements

        Although we generally do not utilize off-balance sheet arrangements in our operations, we enter into operating leases in the normal course of business. Our operating lease obligations are disclosed below under "Contractual Obligations" and also in Note 6 of the Notes to Consolidated Financial Statements.

Contractual Obligations

        As of December 31, 2008 we did not have any borrowings outstanding under our $100.0 million senior revolving loan. To determine the amount that we may borrow, the $100.0 million available under the revolving loan is reduced by $1.8 million in outstanding letters of credit.

        The following table sets forth a summary of our contractual obligations and commitments, excluding periodic interest payments, as of December 31, 2008.

	Payments Due By Period (In Thousands)
Contractual Obligation(1)	Total	Less than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Long-term obligations and future accretion(2)	$56,540	$1,460	$55,080	$—	$—
Interest payments(3)	3,927	2,285	1,642	—	—
Employment agreements(4)	3,208	1,539	1,669	—	—
Capital lease obligations	4,682	4,452	230	—	—
Operating leases	38,604	7,154	12,672	11,277	7,501

Total	$106,961	$16,890	$71,293	$11,277	$7,501

(1)
Approximately $6.3 million of unrecognized tax benefits are not included in this contractual obligations table due to the uncertainty related to the timing of any payments.

(2)
Convertible debt is included at stated value of the principal redemption and is net of the carrying value of the embedded option, which will not be paid in cash. The holders of the contingent convertible subordinated notes have the right to convert at a price of approximately $11.67 per share. Any conversion to our common stock of part or all of the convertible debt will reduce our cash obligation related to the convertible debt. A portion of the purchase price for acquisitions was paid in the form of non-interest bearing notes or below market rate notes, which were discounted using an appropriate imputed rate. The discounts are accreted over the life of the note and each period's accretion is added to the principal of the respective note. The amount in the above contractual obligation table includes both the notes' principal, as reflected on our December 31, 2008 consolidated balance sheet, and all future accretion.

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

        Following is a description of significant sources of our revenue.

  •
  Fees contingent upon the month-to-month delivery of case management services defined by client contracts, such as claims processing, claims reconciliation, professional services, call center support, and conversion of data into an organized, searchable electronic database. The amount we earn varies based primarily on the size and complexity of the engagement.

  •
  Hosting fees based on the amount of data stored.

  •
  Deposit-based fees, earned primarily based on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support services. The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates. Interest rate fluctuations are somewhat mitigated by pricing arrangements with each financial institution that set ceilings and floors on the interest rates that we earn.

  •
  Legal noticing services to parties of interest in bankruptcy and class action matters, including direct notification, media campaign, and advertising management in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement.

  •
  Reimbursement for costs incurred, primarily related to postage on mailing services.

Non-Software Arrangements

        Services related to electronic discovery and settlement administration are billed based on volume and are evaluated pursuant to Emerging Issues Task Force ("EITF") 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). For these contractual arrangements, we have identified each deliverable service element. Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables. We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such similar services. Lastly, our arrangements do not include general rights of return. Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting under EITF 00-21. We allocate revenue to the various units of accounting in our arrangements based on the fair value of each unit of accounting, which is generally consistent with the stated prices in our arrangements. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period in accordance with Staff Accounting Bulletin Topic 13,

Revenue Recognition ("SAB Topic 13"). Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured. Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

Software Arrangements

        For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support services, all at no charge to the trustee. The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement. We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits held by the trustees with that financial institution, related to the software license, hardware lease, hardware maintenance, and postcontract customer support services. We account for the software license and postcontract customer support elements in accordance with SOP 97-2. Since we have not established vendor specific objective evidence ("VSOE") of the fair value of the software license, we do not recognize any revenue on delivery of the software. The software element is deferred and included with the remaining undelivered element, which is postcontract customer support services. This revenue, when recognized, is included as a component of case management services revenue. Revenue related to postcontract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution. Accordingly, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants' Technical Practice Aid ("TPA") 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition, as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable. This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2 since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

        We also provide our trustee clients with certain hardware such as desktop computers, monitors and printers; and hardware maintenance. We retain ownership of all hardware provided and, based on guidance provided in EITF 01-8, Determining Whether an Arrangement Contains a Lease, we account for this hardware as a lease. As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease. Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases. Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals under EITF Issue No. 98-9, Accounting for Contingent Rent and SAB Topic 13, which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur. This occurs at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured. This revenue, which is less than ten percent of our total revenue, is included in our Consolidated Statements of Income as a component of "case management services" revenue.

Reimbursements

        We have revenue related to the reimbursement of certain costs, primarily related to postage. Consistent with guidance provided by EITF No. 01-14, Income Statement Characterization of

Reimbursements Received for "Out-of-Pocket" Expenses Incurred, reimbursed postage and other reimbursable direct costs are recorded gross in the Consolidated Statements of Income as "Operating revenue from reimbursed direct costs" and as "Reimbursed direct costs", respectively.

Share-based compensation

        We have accounted for share-based compensation pursuant to SFAS No. 123(R), Share Based Payment ("SFAS 123(R)"). SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. As a result of our adoption of SFAS 123(R) on January 1, 2006, we now recognize expense related to share options issued prior to but unvested as of January 1, 2006 as well as expense related to share options issued subsequent to January 1, 2006. For share options issued after January 1, 2006, the share options were also valued using the Black-Scholes option valuation model. Key assumptions for the Black-Scholes option valuation model include expected volatility, expected term of share options granted, the expected risk-free interest rate, and the expected dividend rate. We estimate our expected volatility based on implied volatilities from traded share options on our stock and on our stock's historical volatility. We have estimated the expected term of our share options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior. The expected risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Historically, we have not paid dividends and we do not anticipate paying dividends in the foreseeable future; accordingly, our expected dividend rate is zero. We recognize this expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Due to the numerous assumptions involved in calculating share-based compensation expense, the expense recognized in our Consolidated Financial Statements may differ significantly from the value realized by employees on exercise of the share-based instruments. In accordance with the methodology prescribed by SFAS 123(R), we do not adjust our recognized compensation expense to reflect these differences. Recognition of share-based compensation expense had, and will likely continue to have, a material effect on our direct cost of services and general and administrative line items within our Consolidated Statements of Income and also may have a material effect on our deferred income taxes and additional paid-in capital line items within our consolidated balance sheets. The adoption of SFAS 123(R) also affected the classification within our consolidated statement of cash flows of certain tax benefits as certain tax benefits formerly classified as an operating cash flow are now classified as a financing cash flow. As of December 31, 2008, the only share-based compensation we have issued is share options. For additional information see Note 12 of the Notes to the Consolidated Financial Statements.

Business combination accounting

        We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future. Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed. The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the estimated fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including quoted market prices and estimates of future cash flows to be generated by the acquired assets. Certain identifiable intangible assets, such as customer lists and covenants not to compete, are amortized based on the pattern in which the economic benefits of the intangible assets are consumed over the intangible asset's estimated economic benefit period, generally from five to ten years. Goodwill is not amortized. Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results.

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes guidelines for the recognition and measurement of assets, liabilities and equity in business combinations. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is still evaluating the impact that the adoption of SFAS 141(R) will have on our financial position, results of operations, or cash flows. Due to the adoption of this standard on January 1, 2009, we have elected to expense, as incurred, all acquisition-related costs in 2008 for business combinations for which the potential acquisition date was expected to be in fiscal 2009. For the year ended December 31, 2008, we had approximately $2.1 million of acquisition-related expense resulting from non-capitalizable expenses under SFAS 141, as well as expenses related to potential acquisitions that did not result in a completed transaction or were still under consideration as of December 31, 2008. This expense is included in "Other operating (income) expense, net" in our Consolidated Statements of Income.

Goodwill

        We assess goodwill, which is not subject to amortization, for impairment each year as of July 31 and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. This assessment is performed at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We develop an estimate of the fair value of each reporting unit using both a market approach and an income approach. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit's goodwill.

        A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units.

        The estimate of fair value is highly subjective and requires significant judgment related to the estimate of the magnitude and timing of future reporting unit cash flows. If we determine that the estimated fair value of any reporting unit is less than the reporting unit's carrying value, then we proceed to the second step of the goodwill impairment analysis to measure the potential impairment charge. If goodwill on our consolidated balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition. Our recognized goodwill totaled $263.9 million as of December 31, 2008.

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

        A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets' carrying value, net of amortization, was $26.9 million as of December 31, 2008.

Income Taxes

        A deferred tax asset or liability recognized for the anticipated future tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements and for operating loss and tax credit carryforwards. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Realization of the deferred tax assets is dependent on our ability to generate sufficient future taxable income and, if necessary, execution of our tax planning strategies. In the event we determine that sufficient future taxable income, taking into consideration tax planning strategies, may not generate sufficient taxable income to fully realize net deferred tax assets, we may be required to establish or increase valuation allowances by a charge to income tax expense in the period such a determination is made. This charge may have a material impact on recognized income tax expense on our Consolidated Statements of Income. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recognition of a change in enacted tax rates may have a material impact on recognized income tax expense and on our Consolidated Statements of Income.

        Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application of FIN 48 requires numerous estimates based on available information. We consider many factors when evaluating and estimating our tax positions and tax benefits, and our recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As we obtain additional information, we may need to periodically adjust our recognized tax positions and tax benefits. These periodic adjustments may have a material impact on our Consolidated Statements of Income. The cumulative effect of applying the provisions of FIN 48 was reported as an adjustment to the opening balance of retained earnings as of January 1, 2007. The cumulative effect adjustment does not include items that would not be recognized in earnings, such as the effect on tax positions related to business combinations. For additional information related to our adoption of FIN 48, see Note 10 of the Notes to the Consolidated Financial Statements.

Derivative financial instruments

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted ("SFAS 133") establishes accounting and reporting standards for derivative instruments. In August of 2007, in order to limit our economic exposure to market fluctuations in interest rates, we purchased one month LIBOR based interest rate floor options with a total notional amount of $800 million and initial contractual maturity of three years. We accounted for this transaction pursuant to the guidance contained in SFAS 133. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. As the interest rate floor options were not designated as an accounting hedge, changes in the fair value of the derivatives were recorded each period in current earnings. For the year ended December 31, 2007, the change in the fair value of the interest rate floor options was recognized as an unrealized gain of $1.1 million and was included as a component of other operating income on the accompanying Consolidated Statements of Income. During February 2008, we sold the interest rate floor options and realized a $3.5 million gain. The $2.4 million difference between the realized gain of $3.5 million and the previously recognized gain of $1.1 million is included as a component of other operating income on the accompanying Consolidated Statements of Income. As of December 31, 2008, we did not hold any interest rate floor options, other derivatives, or auction rate securities.

Recent Accounting Pronouncements

        For information regarding recently issued accounting pronouncements and their expected impact to our future consolidated results of operations or financial condition see Note 1 to the Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risks to which we are exposed include interest rates under our senior revolving credit facility, foreign exchange rates giving rise to translation, and fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue.

Interest Rate Risk

        Interest on our senior revolving credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate. There were no amounts due under our senior revolving credit facility as of December 31, 2008, thereby we had no market risk exposure.

        As of December 31, 2007 we had market risk exposure to interest rates as we held interest rate floor options with a notional value of $800 million. During February 2008, we sold the interest rate floor options and realized a $3.5 million gain, thereby eliminating our market risk exposure related to these instruments. At December 31, 2008, we did not hold any interest rate floor options or other derivatives.

Foreign Currency Risk

        We have limited operations in London; therefore, a portion of our revenues and expenses are incurred in a currency other than U.S. dollars. We do not utilize hedge instruments to manage the exposures associated with fluctuating currency exchange rates. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the British Pound. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues and expenses denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements appear following Item 15 of this Report.

Supplementary Data—Quarterly Financial Information (Unaudited)

        The following table sets forth the quarterly financial data for the quarters of the years ended December 31, 2008 and 2007 (in thousands, except per share data):

	1st	2nd	3rd	4th
Year ended December 31, 2008
Total revenue	$49,010	$64,842	$58,883	$63,383
Gross profit(1)	$22,990	$30,297	$29,951	$33,491
Net income	$2,656	$3,154	$3,994	$4,032
Net income per share—Basic(2)	$0.08	$0.09	$0.11	$0.11
Net income per share—Diluted(2)	$0.07	$0.08	$0.10	$0.10
Year ended December 31, 2007
Total revenue	$41,128	$44,206	$44,847	$44,232
Gross profit(1)	$22,271	$25,104	$27,098	$25,079
Net income	$150	$1,794	$2,424	$2,561
Net income per share—Basic(2)	$0.01	$0.06	$0.08	$0.08
Net income per share—Diluted(2)	$0.01	$0.06	$0.07	$0.07

(1)
Gross profit is calculated as total revenue less direct costs of services, reimbursed direct costs, and the portion of depreciation and software amortization attributable to direct costs of services.

(2)
The sum of the quarters' net income per share may not equal the total of the respective year's net income per share as each quarter is calculated independently.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears beginning on page 41.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Epiq Systems, Inc.
Kansas City, Kansas

        We have audited the internal control over financial reporting of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 4, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 4, 2009

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR'S INDEPENDENCE

        Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as a part of this report:

  (1)
  Financial Statements.

      The following Consolidated Financial Statements, contained on pages F-1 through F-35 of this report, are filed as part of this report under Item 8 "Financial Statements and Supplementary Data."

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets—December 31, 2008 and 2007

      Consolidated Statements of Income—Years Ended December 31, 2008, 2007 and 2006

      Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income—Years Ended December 31, 2008, 2007 and 2006

      Consolidated Statements of Cash Flows—Years Ended December 31, 2008, 2007 and 2006

      Notes to Consolidated Financial Statements

    (2)
    Financial Statement Schedules.

      Epiq Systems, Inc. and subsidiaries for each of the years in the three-year period ended December 31, 2008.

      Schedule II—Valuation and Qualifying Accounts

    (3)
    Exhibits.    Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2009	EPIQ SYSTEMS, INC.
	By:	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director

        In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Name and Title	Date

/s/ TOM W. OLOFSON	Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2009
/s/ CHRISTOPHER E. OLOFSON	Christopher E. Olofson President, Chief Operating Officer and Director	March 4, 2009
/s/ ELIZABETH M. BRAHAM	Elizabeth M. Braham Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 4, 2009
/s/ W. BRYAN SATTERLEE	W. Bryan Satterlee Director	March 4, 2009
/s/ EDWARD M. CONNOLLY, JR.	Edward M. Connolly, Jr. Director	March 4, 2009
/s/ JAMES A. BYRNES	James A. Byrnes Director	March 4, 2009
/s/ JOEL PELOFSKY	Joel Pelofsky Director	March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Epiq Systems, Inc.
Kansas City, Kansas

        We have audited the accompanying consolidated balance sheets of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Epiq Systems, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007 and FASB Statement No. 123(R), Share-Based Payment in 2006.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 4, 2009

EPIQ SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	As of December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,006	$13,415
Trade accounts receivable, less allowance for doubtful accounts of $2,600 and $1,437, respectively	48,540	33,925
Prepaid expenses	6,015	2,888
Other current assets	2,552	4,571

Total Current Assets	76,113	54,799

LONG-TERM ASSETS:
Property and equipment, net	39,951	32,403
Internally developed software costs, net	11,024	9,808
Goodwill	263,871	260,684
Other intangibles, net of accumulated amortization of $41,714 and $33,248, respectively	26,851	34,310
Other	1,136	790

Total Long-term Assets, net	342,833	337,995

Total Assets	$418,946	$392,794

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,781	$7,401
Accrued compensation	7,525	7,430
Deposits	2,150	1,618
Deferred revenue	2,363	1,234
Other accrued expenses	2,628	2,389
Current maturities of long-term obligations	5,912	3,326

Total Current Liabilities	33,359	23,398

LONG-TERM LIABILITIES:
Deferred income taxes	20,988	19,390
Other long-term liabilities	8,794	8,058
Long-term obligations (excluding current maturities)	55,310	58,266

Total Long-term Liabilities	85,092	85,714

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; 100,000,000 and 50,000,000 shares authorized; issued and outstanding—35,657,823 and 35,276,569 shares	357	353
Additional paid-in capital	237,644	231,984
Accumulated other comprehensive (loss) income	(2,683)	4
Retained earnings	65,177	51,341

Total Stockholders' Equity	300,495	283,682

Total Liabilities and Stockholders' Equity	$418,946	$392,794

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2008	2007	2006
REVENUE:
Case management services	$128,331	$96,612	$76,534
Case management bundled products and services	17,774	26,424	87,716
Document management services	61,751	28,601	35,472

Operating revenue before reimbursed direct costs	207,856	151,637	199,722
Operating revenue from reimbursed direct costs	28,262	22,776	24,448

Total Revenue	236,118	174,413	224,170

OPERATING EXPENSES:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	81,884	41,470	48,345
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	3,642	3,700	3,921
Reimbursed direct costs	28,134	22,618	24,583
General and administrative	71,113	62,546	54,071
Depreciation and software and leasehold amortization	16,302	12,766	10,113
Amortization of intangibles	9,051	9,531	11,629
Other operating (income) expense, net	171	(1,094)	283

Total Operating Expenses	210,297	151,537	152,945

INCOME FROM OPERATIONS	25,821	22,876	71,225

INTEREST EXPENSE (INCOME):
Interest expense	1,757	11,973	13,468
Interest income	(279)	(92)	(208)

Net Interest Expense	1,478	11,881	13,260

INCOME BEFORE INCOME TAXES	24,343	10,995	57,965
PROVISION FOR INCOME TAXES	10,507	4,066	22,834

NET INCOME	$13,836	$6,929	$35,131

NET INCOME PER SHARE INFORMATION:
Basic	$0.39	$0.23	$1.21
Diluted	$0.36	$0.21	$1.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,459	30,424	29,099
Diluted	41,425	32,564	34,573

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(In Thousands)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2006	28,880	$289	$128,388	$11,791	$—	$140,468
Comprehensive income:
Net income	—	—	—	35,131	—	35,131
Foreign currency translation adjustment	—	—	—	—	18	18

Total comprehensive income	—	—	—	—	—	35,149
Share-based compensation plans	338	3	8,559	—	—	8,562

Balance at December 31, 2006	29,218	292	136,947	46,922	18	184,179
Change in accounting principle (Note 10)	—	—	—	(2,510)	—	(2,510)
Comprehensive income:
Net income	—	—	—	6,929	—	6,929
Foreign currency translation adjustment	—	—	—	—	(14)	(14)

Total comprehensive income	—	—	—	—	—	6,915
Share-based compensation plans	1,059	11	16,532	—	—	16,543
Equity offering	5,000	50	78,505	—	—	78,555

Balance at December 31, 2007	35,277	353	231,984	51,341	4	283,682
Comprehensive income:
Net income	—	—	—	13,836	—	13,836
Foreign currency translation adjustment	—	—	—	—	(2,687)	(2,687)

Total comprehensive income	—	—	—	—	—	11,149
Share-based compensation plans	381	4	5,660	—	—	5,664

Balance at December 31, 2008	35,658	$357	$237,644	$65,177	$(2,683)	$300,495

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,836	$6,929	$35,131
Adjustments to reconcile net income to net cash provided by operating activities:
Expense (benefit) for deferred income taxes	938	(2,534)	19,995
Depreciation and software amortization	16,302	12,766	10,113
Change in valuation of embedded option and convertible debt	(1,610)	1,788	844
Amortization of intangible assets	9,051	9,531	11,629
Share-based compensation expense	2,831	5,602	5,357
Provision for bad debts	1,678	479	458
Other, net	1,277	(482)	429
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(16,919)	(612)	2,255
Prepaid expenses and other assets	885	(2,091)	(430)
Accounts payable and other liabilities	4,566	1,686	3,067
Deferred revenue	1,130	161	(59,151)
Excess tax benefit related to share-based compensation	(95)	(583)	(234)
Other	348	3,572	4,973

Net cash provided by operating activities	34,218	36,212	34,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,539)	(14,796)	(6,431)
Internally developed software costs	(6,562)	(4,813)	(4,563)
Cash paid for acquisition of businesses, net of cash acquired	(4,762)	—	(3,586)
Other investing activities, net	38	330	(71)

Net cash used in investing activities	(25,825)	(19,279)	(14,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	3,000	44,000	14,000
Payments on revolver	(3,000)	(122,028)	(29,000)
Debt issuance costs	(795)	—	(281)
Payments under long-term debt and capital lease obligations	(4,037)	(19,346)	(15,656)
Excess tax benefit related to share-based compensation	95	583	234
Net proceeds from equity offering	—	78,555	—
Proceeds from exercise of stock options	2,525	9,444	2,629

Net cash used in financing activities	(2,212)	(8,792)	(28,074)

Effect of exchange rate changes on cash	(590)	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,591	8,141	(8,289)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,415	5,274	13,563

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,006	$13,415	$5,274

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

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

Software Development Costs

        Certain internal software development costs incurred in the creation of computer software products for sale, lease or otherwise to be marketed are capitalized once technological feasibility has been established. Capitalized costs are amortized, beginning in the period the product is available for general release, based on the ratio of current revenue to current and estimated future revenue for each product with minimum annual amortization equal to the straight-line amortization over the remaining estimated economic life of the product. Certain internal software development costs incurred in the creation of computer software products for internal use are capitalized when the preliminary project

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

phase is complete and when management, with the relevant authority, authorizes and commits funding to the project and it is probable the project will be completed and the software will be used to perform the function intended. Capitalized costs are amortized, beginning in the period each module or component of the product is ready for its intended use, on a straight-line basis over the estimated economic life of the product.

Goodwill and Identifiable Intangible Assets

        Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business acquisitions accounted for under the purchase method. Goodwill is not amortized but is assigned to a reporting unit and tested for impairment at least annually, and between annual tests if events or changes in circumstances have indicated that the assets might be impaired. Generally, fair value represents discounted projected future cash flows and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit's goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit's goodwill over the implied fair value. Our annual impairment test, performed as of July 2008 and using a discounted cash flow analysis to determine the fair value of each reporting unit, indicated that there were no impairments.

        Identifiable intangible assets, resulting from various business acquisitions, consist primarily of customer relationships and agreements not to compete. Identifiable intangible assets are amortized over their estimated economic benefit period, generally from five to ten years. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable.

Impairment of Long-lived Assets

        Following the guidance provided in Statement of Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment, using our best estimates of operating cash flows based on reasonable and supportable assumptions and projections, whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.

Deferred Loan Fees

        Incremental, third party costs related to establishing credit facilities are capitalized and amortized based on the terms of the related debt. The unamortized costs are included as a component of other long-term assets on our Consolidated Balance Sheets. Amortization costs are included as a component of interest expense on our Consolidated Statements of Income.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation

        On January 1, 2006, we adopted SFAS No. 123 (revised 2004) ("SFAS 123(R)"), Share-Based Payment. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.

        We elected to adopt SFAS 123(R) using the modified version of prospective application. Under the modified version of prospective application, we have recognized compensation costs related to share-based compensation beginning January 1, 2006. We recognize this expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award.

Income Taxes

        A deferred tax asset or liability is recognized for the anticipated future tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements and for operating loss and tax credit carryforwards. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Effective January 1, 2007, we adopted Financial Accounting Standard Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application of FIN 48 requires numerous estimates based on available information. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The cumulative effect of applying the provisions of FIN 48 was reported as an adjustment to the opening balance of retained earnings as of January 1, 2007. The cumulative effect adjustment does not include items that would not be recognized in earnings, such as the effect on tax positions related to business combinations. For additional information related to our adoption of FIN 48, see Note 10.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

        We have agreements with clients pursuant to which we deliver various services each month.

        Following is a description of significant sources of our revenue.

  •
  Fees contingent upon the month-to-month delivery of case management services defined by client contracts, such as claims processing, claims reconciliation, professional services, call center support, and conversion of data into an organized, searchable electronic database. The amount we earn varies based primarily on the size and complexity of the engagement.

  •
  Hosting fees based on the amount of data stored.

  •
  Deposit-based fees, earned primarily based on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support services. The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates. Interest rate fluctuations are somewhat mitigated by pricing arrangements with each financial institution that set ceilings and floors on the interest rates that we earn.

  •
  Legal noticing services to parties of interest in bankruptcy and class action matters, including direct notification, media campaign, and advertising management in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement.

  •
  Reimbursement for costs incurred, primarily related to postage on mailing services.

Non-Software Arrangements

        Services related to electronic discovery and settlement administration are billed based on volume and are evaluated pursuant to Emerging Issues Task Force ("EITF") 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). For these contractual arrangements, we have identified each deliverable service element. Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables. We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such similar services. Lastly, our arrangements do not include general rights of return. Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting under EITF 00-21. We allocate revenue to the various units of accounting in our arrangements based on the fair value of each unit of accounting, which is generally consistent with the stated prices in our arrangements. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period in accordance with Staff Accounting Bulletin Topic 13, Revenue Recognition ("SAB Topic 13"). Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured. Payments received in advance

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

Software Arrangements

        For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support services, all at no charge to the trustee. The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement. We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits held by the trustees with that financial institution related to the software license, hardware lease, hardware maintenance, and postcontract customer support services. We account for the software license and postcontract customer support elements in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). Since we have not established vendor specific objective evidence ("VSOE") of the fair value of the software license, we do not recognize any revenue on delivery of the software. The software element is deferred and included with the remaining undelivered element, which is postcontract customer support services. This revenue, when recognized, is included as a component of case management services revenue. Revenue related to postcontract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution. Accordingly, except for the arrangement described in the following paragraph, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants' Technical Practice Aid ("TPA") 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable. This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2, since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

        We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers; and hardware maintenance. We retain ownership of all hardware provided and, based on guidance provided in EITF 01-8, Determining Whether an Arrangement Contains a Lease, we account for this hardware as a lease. As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease. Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease in accordance with SFAS 13, Accounting for Leases. Therefore, all lease payments, based on the estimated fair value of hardware provided, are accounted for as contingent rentals under EITF Issue No. 98-9, Accounting for Contingent Rent and SAB Topic 13, which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur. This occurs at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determinable, and collection is reasonably assured. This revenue, which is less than ten percent of our total revenue, is included in the Consolidated Statements of Income as a component of "case management services" revenue.

        During the period October 1, 2003 through September 30, 2006, we had an arrangement with our primary depository financial institution under which we delivered two specified upgrades annually with the last specified upgrade occurring in the second quarter of 2006. This arrangement included specific pricing for each software upgrade and certain special projects in addition to the contingent deposit-based pricing related to the software license, hardware, hardware maintenance, and postcontract customer support to each trustee client. Therefore, the software upgrades and special projects were part of a bundled arrangement. Each software upgrade was considered a separate and discrete product and, as we did not sell each software upgrade on a standalone basis, we were unable to establish VSOE of the fair value of the software upgrades. As a result, the licensed software, software upgrade, special projects and postrcontract customer support were a combined unit of accounting. Since we did not have VSOE of the fair value of each separate upgrade, we deferred recognition of substantially all revenue under this arrangement until the final upgrade was delivered. The ongoing costs related to this arrangement were recognized as expense when incurred. On delivery of the final upgrade during the second quarter of 2006, the only remaining undelivered element was postcontract customer support services. In accordance with SOP 97-2, on delivery of the final software upgrade, we recognized revenue previously deferred on a proportionate basis over the three year term of the contract. Revenue for this combined unit of accounting, when recognized, was included as a component of case management services revenue. As the contract terminated September 30, 2006, during 2006 we recognized approximately $59.7 million of revenue which had been deferred as of December 31, 2005.

Reimbursements

        We have revenue related to the reimbursement of certain costs, primarily postage. Consistent with guidance provided by EITF No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, reimbursed postage and other reimbursable direct costs are recorded gross in the Consolidated Statements of Income as "Operating revenue from reimbursed direct costs" and as "Reimbursed direct costs", respectively.

Costs Related to Contract Acquisition, Origination, and Set-up

        SAB Topic 13 provides guidance that contract acquisition, origination, and set-up costs may be expensed as incurred or capitalized and amortized in accordance with FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts or SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct costs of Leases. We have elected to expense these costs as incurred.

Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, establishes requirements for reporting and display of comprehensive income and its components. Our accumulated other comprehensive income is included as a separate component of shareholders' equity on our Consolidated Balance Sheets. The

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

changes in our cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.

Depreciation and Software and Leasehold Amortization

        The caption "Depreciation and software and leasehold amortization" in the accompanying Consolidated Statements of Income includes direct costs of approximately $9.4 million, $7.1 million, and $6.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Segment Information

        Following the guidance provided in SFAS No. 131, Disclosure about Segments of an Enterprise and Related information, we consider how we organize our business internally for making operating decisions and assessing business performance to determine our reportable segments.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 as of January 1, 2008 did not have a material impact on our financial position, results of operations, or cash

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

flows. In February 2008, FASB issued Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("FSP 157-1"). FSP 157-1 excludes from the scope of SFAS 157 accounting pronouncements that address fair value measurements for purposes of lease classification or measurements. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value, regardless of whether those assets and liabilities are related to leases. FSP 157-1 was effective upon the initial adoption of SFAS 157. Adoption of FSP 157-1, as of January 1, 2008, did not have a material impact on our financial position, results of operations, or cash flows. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, ("FSP 157-2") which, as of February 12, 2008, indefinitely delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management is still evaluating the impact, if any, that the adoption of FSP 157-2 will have on our financial position, results of operations, or cash flows.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes guidelines for the recognition and measurement of assets, liabilities and equity in business combinations. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is still evaluating the impact that the adoption of SFAS 141(R) will have on our financial position, results of operations, or cash flows. Due to the adoption of this standard on January 1, 2009, we have elected to expense, as incurred, all acquisition-related costs incurred in 2008 for business combinations for which the potential acquisition date was expected to be in fiscal 2009. For the year ended December 31, 2008, we had approximately $2.1 million of acquisition-related expense resulting from non-capitalizable expenses under SFAS 141, Business Combinations, as well as expenses related to potential acquisitions that were still under consideration as of December 31, 2008. This expense is included in "Other operating (income) expense, net" in our Consolidated Statements of Income.

        In December 2007, the FASB issued SFAS No, 160, Noncontrolling Interest In Consolidated Financial Statements, ("SFAS 160"). SFAS 160 changes the way in which noncontrolling interests in subsidiaries are measured and classified on the balance sheet. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management anticipates that the adoption of SFAS 160 will not have a material effect on our financial position, results of operations, or cash flows.

        In March 2008, the FASB issued SFAS No. 161, Disclosures About Instruments and Hedging Activities—amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. As SFAS 161 relates only to disclosure, management anticipates that the adoption of SFAS 161 will not have a material effect on our financial position, results of operations, or cash flows.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In May, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC's approval of the PCAOB's amendments to U.S. Auditing Standards (AU) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management is still evaluating the impact, if any, that the adoption of SFAS 162 will have on our financial position, results of operations, or cash flows.

        In April 2008, the FASB issued FSP FAS142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3") . FSP FAS 142-3 provides guidance on determining the useful life of a recognized intangible asset. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is still evaluating the impact, if any, that the adoption of FSP FAS 142-3 will have on our financial position, results of operations, or cash flows.

NOTE 2: PROPERTY AND EQUIPMENT

        Property and equipment, including leasehold improvements and purchased software, are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful life of each asset or, for leasehold improvements, the lesser of the lease term or useful life. The classification of property and equipment and the related estimated useful lives is as follows (in thousands):

	December 31,
			Estimated Useful Life
	2008	2007
Land	$192	$192
Building and building and leasehold improvements	11,977	11,252	5 - 30 years
Furniture and fixtures	2,680	2,472	5 - 7 years
Computer and purchased software	48,089	35,698	2 - 5 years
Transportation equipment	7,522	6,396	3 - 5 years
Mailroom equipment	1,151	1,151	3 - 5 years
Construction in progress	2,258	773

	73,869	57,934
Accumulated depreciation and amortization	(33,918)	(25,531)

Property and equipment	$39,951	$32,403

        Computer and purchased software includes property acquired under capital leases. As of December 31, 2008 and 2007, assets acquired under capital leases had a historical cost basis of $5.6 million and $2.7 million, respectively, and accumulated amortization of $1.4 million and $0.5 million, respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 3:    INTERNALLY DEVELOPED SOFTWARE

        The following is a summary of internally developed software capitalized (in thousands):

	Year Ended December 31,
	2008	2007
Amounts capitalized, beginning of year	$25,383	$21,282
Development costs capitalized	6,562	4,813
Acquired software	279	—
Dispositions	(169)	(712)

Amounts capitalized, end of year	32,055	25,383
Accumulated amortization, end of year	(21,031)	(15,575)

Software development costs, net	$11,024	$9,808

        Included in the above are capitalized software development costs for unreleased products of $4.1 million and $1.8 million at December 31, 2008 and 2007, respectively. During the years ended December 31, 2008, 2007 and 2006, we recognized amortization expense related to capitalized software development costs of $5.5 million, $4.6 million, and $3.7 million, respectively.

NOTE 4:    GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill for 2008 and 2007 was as follows:

	Electronic Discovery	Bankruptcy	Settlement Administration	Total
Balance as of December 31, 2006	$76,369	$151,159	$33,081	$260,609
Other	(321)	541	(145)	75

Balance as of December 31, 2007	76,048	151,700	32,936	260,684
Acquisitions	5,342	—	—	5,342
Foreign currency and other	(1,804)	(262)	(89)	(2,155)

Balance as of December 31, 2008	$79,586	$151,438	$32,847	$263,871

        The $3.2 million increase in goodwill in 2008 primarily resulted from the April 2008 acquisition of an electronic discovery business in the United Kingdom, partially offset by a reversal of FIN 48 tax liabilities, as certain federal and state tax returns were closed under the statute of limitations. The $0.1 million increase in goodwill in 2007 results from an adjustment of the acquisition date tax basis pursuant to FIN 48, partly offset by a subsequent reversal of the acquisition date tax basis adjustment as certain federal and state tax returns were closed under the statute of limitation and by a purchase price adjustment related to the receipt of cash on final settlement of an escrowed amount related to our acquisition of our electronic discovery business.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 4:    GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortizing identifiable intangible assets as of December 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$39,986	$22,039	$39,287	$17,863
Trade names	745	745	745	745
Non-compete agreements	27,834	18,930	27,526	14,640

	$68,565	$41,714	$67,558	$33,248

        Customer relationships and non-compete agreements both carry a weighted average life of seven years. Amortization expense for each year in the three year period ended December 31, 2008, and estimated amortization expense for each of the next five years is as follows (in thousands):

For the Year Ending December 31,
Aggregate amortization expense:
2006	$11,629
2007	9,531
2008	9,051
Estimated amortization expense:
2009	$7,601
2010	6,692
2011	4,832
2012	4,652
2013	3,070

NOTE 5:    LONG-TERM OBLIGATIONS

        The following is a summary of long-term obligations outstanding (in thousands):

	Year Ended December 31,
	2008	2007
Contingent convertible subordinated debt, including embedded option	$52,348	$53,958
Capital leases	4,682	1,790
Deferred acquisition price	4,192	5,844

Total long-term obligations, including current portion	$61,222	$61,592

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 5:    LONG-TERM OBLIGATIONS (Continued)

Credit Facilities

        During July 2008, we amended and restated our credit facility. The amended credit facility, with KeyBank National Association as administrative agent, consists of a $100.0 million senior revolving loan. The facility matures in 2011. During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million. The amended credit facility is secured by liens on our real property and a significant portion of our personal property. Interest on the amended credit facility is generally based on a spread, not to exceed 325 basis points, over the LIBOR rate. There were no amounts due under the senior revolving loan as of December 31, 2008. To determine the amount that we may borrow, the $100.0 million available under the revolving loan is reduced by $1.8 million in outstanding letters of credit.

        Our amended credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements ("EBITDA") and total debt. In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital. As of December 31, 2008, we were in compliance with all financial covenants.

Contingent Convertible Subordinated Notes

        During June 2004, we issued $50.0 million of contingent convertible subordinated notes with a fixed 4% per annum interest rate and an original maturity of June 15, 2007. The holders of the convertible subordinated notes had the right to extend the maturity date by up to three years. In April 2007, the holders exercised this right and the convertible subordinated notes maturity date was extended to June 15, 2010. If we change our capital structure (for example, through a stock dividend or stock split) while the notes are outstanding, the conversion price will be adjusted on a consistent basis and, accordingly, the number of shares of common stock we would issue on conversion would be adjusted. In May 2007, we declared a 3 for 2 stock split, effected as a stock dividend, paid in June 2007, and we adjusted the conversion ratio to reflect this change in our capital structure. After adjustment for the stock split, the notes are convertible into approximately 4.3 million shares of our common stock at a price of approximately $11.67 per share. We have the right to require that the holders of the convertible subordinated notes convert to equity if our share price exceeds $23.33 on a weighted average basis for 20 consecutive trading days.

        Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"), the right to extend the maturity of the convertible subordinated notes was accounted for as an embedded option subject to bifurcation. The embedded option was initially valued at $1.2 million and the contingent convertible subordinated note balance was reduced by the same amount. The subordinated convertible note was accreted approximately $0.1 million each quarter such that the contingent convertible subordinated note balance, exclusive of the embedded option value, totaled $50.0 million as of the June 15, 2007 original maturity date. On our accompanying Consolidated Statements of Income, this accretion is a component of interest expense. The embedded option was revalued at each period end based on the probability weighted discounted cash flows related to the additional 4% interest rate payments resulting from the three year extension of the contingent convertible subordinated notes maturity. During April 2007, the holders of the convertible subordinated notes exercised this right to extend and we performed a final valuation to estimate the fair value of the

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 5:    LONG-TERM OBLIGATIONS (Continued)

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

Capital Leases

        We lease certain property and software under capital leases that expire during various years through 2011.

Deferred Acquisition Price

        We have made acquisitions for which a portion of the purchase price was deferred. These deferred payments, which are either non-interest bearing or have a below market interest rate, have been discounted using an appropriate imputed interest rate. As of December 31, 2008 and 2007, the discounted value of the remaining note payments, for which the final payment is due in 2011, was approximately $4.2 million and $5.8 million, respectively, of which approximately $1.5 million and $2.5 million, respectively, was classified as a current liability in the consolidated balance sheets as of December 31, 2008 and 2007, respectively.

Scheduled Principal Payments

        Our long-term obligations, consisting of contingent convertible subordinated notes (including the carrying value of the embedded option), deferred acquisition price, and capitalized leases, mature as follows for years ending December 31 (in thousands):

2009	$5,912
2010	54,725
2011	585
2012	—
2013	—

Total	$61,222

NOTE 6:    OPERATING LEASES

        We have non-cancelable operating leases for office space at various locations expiring at various times through 2015. Each of the leases requires us to pay all executory costs (property taxes, maintenance and insurance). Certain of our lease agreements provide for scheduled rent increases during the lease term. Rent expense is recognized on a straight-line basis over the lease term. Landlord provided tenant improvement allowances are recorded as a liability and amortized as a reduction to

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 6:    OPERATING LEASES (Continued)

rent expense. Additionally, we have non-cancelable operating leases for office equipment and automobiles expiring through 2011.

        Future minimum lease payments during the years ending December 31 are as follows (in thousands):

	Total Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2009	$7,154	$1,048	$6,106
2010	6,719	258	6,461
2011	5,953	—	5,953
2012	5,757	—	5,757
2013	5,520	—	5,520
Thereafter	7,501	—	7,501

Total minimum lease payments	$38,604	$1,306	$37,298

        Expense related to operating leases, net of sublease income of $1.2 million for the year ended December 31, 2008, was approximately $5.2 million. Lease expense for the years ended December 31, 2007 and 2006 was $5.7 million, and $5.6 million, respectively.

NOTE 7:    STOCKHOLDERS' EQUITY

        Under the terms of our contingent convertible subordinated notes, we are restricted from payment of cash dividends while the notes are outstanding. Thereafter, the payment of cash dividends is within the discretion of our board of directors and will depend upon various factors, including future earnings, capital requirements, financial condition, the terms of our credit facility, and other factors deemed relevant by the board of directors. There is no restriction on the ability of our subsidiaries to transfer funds to Epiq in the form of cash dividends, loans or advances.

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

DECEMBER 31, 2008, 2007 AND 2006

NOTE 8:    EMPLOYEE BENEFIT PLANS

Stock Purchase Plan

        We have an employee stock purchase plan that allows employees to purchase shares of our common stock through payroll deduction. The purchase prices for all employee participants are based on the closing bid price on the last business day of the month.

Defined Contribution Plan

        We have a defined contribution 401(k) plan that covers substantially all employees. We match 60% of the first 10% of employee contributions and also have the option of making discretionary contributions. Our plan expense was approximately $1.5 million, $1.3 million, and $1.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 9:    FINANCIAL INSTRUMENTS AND CONCENTRATIONS

Fair Value of Financial Instruments

        Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could affect the estimates.

        As of December 31, 2008, the carrying value of cash and cash equivalents, trade accounts receivable, and accounts payable approximated fair value. As of December 31, 2008, the carrying value of our long-term debt instruments, consisting of convertible debt, deferred acquisition price, and capital leases, was approximately $61.2 million, and the fair value was estimated at $82.8 million. The fair values are estimates based upon market conditions and perceived risks at December 31, 2008.

Significant Customer and Concentration of Credit Risk

        We currently promote our Chapter 7 TCMS® software related products and services through marketing arrangements with various financial institutions. Bank of America has been, and continues to be, a significant partner for these marketing arrangements, and our arrangement with Bank of America is open-ended. Either party may, with appropriate notice, wind down the agreement over a period of three years. Revenues recognized by us from Bank of America, all related to our bankruptcy segment, were approximately 7%, 14% and 38% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, Bank of America represented approximately 3% and 11% of our accounts receivable balance as of December 31, 2008 and 2007, respectively.

        During the years ended December 31, 2008 and 2007 approximately 22% and 1%, respectively, of our consolidated revenue was derived from a large contract that was entered into in 2007. This revenue was recognized in our settlement administration segment. Revenue related to this contract is expected to decline throughout 2009 as we reach the conclusion of the contract during 2009. Additionally, accounts receivable related to this contract represented approximately 22% and 1% of our accounts receivable balance as of December 31, 2008 and 2007, respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 10:    INCOME TAXES

        The following table presents the income from operations before income taxes and the provision for income taxes (in thousands):

	Year Ended December 31,
	2008	2007	2006
Income before income taxes	$24,343	$10,995	$57,965

Provision for income taxes
Currently payable income taxes
Federal	$7,677	$5,451	$2,261
State	1,368	1,145	491
Foreign	524	4	87

Total	9,569	6,600	2,839

Deferred income taxes
Federal	(157)	(2,232)	17,289
State	1,283	(248)	2,725
Foreign	(188)	(54)	(19)

Total	938	(2,534)	19,995

Provision for income taxes	$10,507	$4,066	$22,834

        A reconciliation of the provision for income taxes at the statutory rate of 35% for the year ended December 31, 2008 and 34% for the years ended December 31, 2007 and 2006 to the provision for income taxes at our effective rate is shown below (in thousands):

	Year Ended December 31,
	2008	2007	2006
Computed at the statutory rate	$8,520	$3,738	$20,288
Change in taxes resulting from:
State income taxes, net of federal tax effect	1,723	592	2,090
Permanent differences	668	671	683
Foreign tax and change in foreign valuation allowance	(75)	(330)	221
Research and development credits	(255)	(532)	(300)
Other	(74)	(73)	(148)

Provision for income taxes	$10,507	$4,066	$22,834

        Taxes related to acquisitions of $0.7 million, $0.4 million, and $0.5 million were recorded as an increase to goodwill for the years ended December 31, 2008, 2007, and 2006, respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 10:    INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities on the accompanying Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$1,430	$647
Share-based compensation	4,831	3,910
Contingent convertible subordinated notes	896	1,519
Intangible assets	50	278
Accrued liabilities	2,741	1,794
Foreign loss carryforwards	—	68
State net operating loss carryforwards	34	1,215
Capital loss carryforward	63	—
Valuation allowances	(63)	—

Total deferred tax assets	9,982	9,431

Deferred tax liabilities:
Prepaid expenses	(1,454)	(766)
Intangible assets	(20,486)	(20,772)
Property and equipment and software development costs	(8,092)	(5,878)
Interest rate floor options	—	(481)
Other	(49)	—

Total deferred tax liabilities	(30,081)	(27,897)

Net deferred tax liability	$(20,099)	$(18,466)

        As of December 31, 2008, we had as filed state and local operating loss carryforwards of $8.1 million. These carryforwards expire in varying amounts in years 2020 through 2028. Management believes that it is more likely than not that we will be able to utilize these carryforwards and, therefore, no valuation allowance is necessary.

        As of December 31, 2008, we had state and local capital loss carryforwards of $0.6 million. This capital loss expires in 2013. Corporation capital losses can only be utilized against corporate capital gains and as a result, management believes that we will not be able to utilize these carryforwards within the carryforward period. Therefore, we have established a $0.1 million valuation allowance.

        As a result of certain realization requirements of SFAS 123(R), the deferred tax assets and liabilities shown above exclude certain deferred tax assets relating to state net operating losses at December 31, 2008 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $0.1 million if and when such deferred tax assets are ultimately realized. We use tax law ordering for the purpose of determining when excess tax benefits have been realized.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 10:    INCOME TAXES (Continued)

        The above net deferred tax liability is presented on the consolidated balance sheets as follows (in thousands):

	December 31,
	2008	2007
Current deferred income tax asset	$889	$924
Long-term deferred income tax liability	(20,988)	(19,390)

Net deferred tax liability	$(20,099)	$(18,466)

        U.S. income and foreign withholding taxes have not been recognized on the excess of earnings for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such earnings become subject to U.S. taxation upon the remittance of dividends or a sale or liquidation of the foreign subsidiary. The amount of such excess totaled approximately $1.1 million at December 31, 2008. It is not practicable to estimate the amount of any deferred tax liability related to this amount.

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

        As of December 31, 2008 and 2007, the gross amount of unrecognized tax benefits, including penalty and interest, was approximately $6.3 million and $5.7 million, respectively. If recognized, approximately $5.7 million and $4.2 million would have affected our effective tax rate in 2008 and 2007, respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 10:    INCOME TAXES (Continued)

        The following table summarizes the activity related to our gross unrecognized tax benefits excluding interest and penalties (in thousands):

	2008	2007
Unrecognized Tax Benefits as of January 1	$4,505	$4,801
Gross increases for prior years tax positions	174	243
Gross decreases for prior years tax positions	(381)	(356)
Gross increase for current year tax positions	1,639	669
Settlements	—	(62)
Lapse of statute of limitations	(740)	(790)

Unrecognized Tax Benefits at December 31	$5,197	$4,505

        We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, and various state jurisdictions. We have also made an evaluation of the potential impact of assessments by state jurisdictions in which we have not filed tax returns.

        In 2007 the State of New York initiated an examination of our 2003 - 2005 New York state income tax returns. As of December 31, 2008 the examination was not concluded. It is possible that the examination will conclude in 2009 and it is reasonably possible that a change in the unrecognized tax benefits may occur within the next twelve months; however, a quantification of an estimated range cannot be made at this time.

        During 2008, federal and state tax returns closed under the statute of limitations. As a result, we recognized $1.0 million of net unrecognized tax benefits, of which $0.7 million decreased goodwill and $0.3 million reduced tax expense. For statutes closing in 2007 we recognized $0.9 million of net unrecognized tax benefits, of which $0.5 million decreased goodwill and $0.4 million reduced tax expense.

        As of December 31, 2008, the 2005 - 2007 federal tax returns remained open under the statute of limitations, and 2004 - 2007 state and foreign tax returns remained open. As of December 31, 2008, it is reasonably possible that approximately $1.0 million of net unrecognized tax benefits would be recognized in the following twelve months due to the closing of 2004 and 2005 years for federal and state jurisdictions, of which $1.0 million would affect our effective tax rate. Of this $1.0 million, approximately $0.5 million relates to goodwill. In accordance with SFAS 141(R), acquired uncertain tax positions will no longer be applied to goodwill but will be recognized as an adjustment to income tax expense.

        As permitted by FIN 48, we have classified interest and penalties as a component of income tax expense. Estimated interest and penalties classified as a component of income tax expense during 2008 and 2007 totaled $0.1 million and $0.2 million, respectively. Accrued interest and penalties, included as a component of "Other long-term liabilities" on the accompanying Consolidated Balance Sheets, totaled $0.9 million and $0.2 million, respectively, as of December 31, 2008. As of December 31, 2007, the accrued interest and penalties were $0.7 million and $0.5 million respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 11:    NET INCOME PER SHARE

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

        The computations of basic and diluted net income per share are as follows (in thousands, except per share data):

	Year Ended December 31,
	2008			2007			2006
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic net income per share from continuing operations	$13,836	35,459	$0.39	$6,929	30,424	$0.23	$35,131	29,099	$1.21

Effect of dilutive securities:
Stock options		1,680			2,140			1,188
Convertible debt	1,212	4,286		—	—		1,209	4,286

Diluted net income per share from continuing operations	$15,048	41,425	$0.36	$6,929	32,564	$0.21	$36,340	34,573	$1.05

        For the years ended December 31, 2008, 2007 and 2006 weighted-average outstanding share options totaling approximately 1.9 million, 0.4 million and 2.7 million shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share. For the year ended December 31, 2007, we did not assume conversion of the convertible debt as the effect would be antidilutive.

NOTE 12:    SHARE BASED COMPENSATION

        During June 2004, our 2004 Equity Incentive Plan was approved by our shareholders and replaced our 1995 Stock Option Plan, as amended (the "1995 Plan"). During June 2006, an amendment to the 2004 Equity Incentive Plan was approved by our shareholders. The 2004 Equity Incentive Plan, as amended (the "2004 Plan") limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock under the 2004 Plan to 7,500,000 shares. Any grant under

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 12:    SHARE BASED COMPENSATION (Continued)

the 2004 Plan that expires or terminates unexercised, becomes unexercisable or is forfeited will be available for further grants unless, in the case of options granted, related stock appreciation rights are exercised. At December 31, 2008, there were approximately 1,748,000 shares of common stock available for future equity-related grants under the 2004 Plan. We issue new shares to satisfy share option exercises. We do not anticipate that we will repurchase shares on the open market during the next year for the purpose of satisfying share option exercises.

        As part of acquisitions and inducement plans to key employees, stock options are issued outside of the 2004 Plan from time to time. These options are granted at an option exercise price equal to fair market value of the common stock on the date of grant, are non-qualified options, are exercisable for up to ten years from the date of grant and generally vest over a five year time frame.

        Although various forms of equity instruments may be issued, through December 31, 2008 we have issued only incentive share options and nonqualified share options under this Plan. These share options, which have a contractual term of 10 years, are issued with an exercise price equal to the grant date closing market price of our common stock. The vesting periods range from immediate to 5 years. Share options which vest over 5 years generally vest either 20% per year on the first five anniversaries of the grant date, or 25% per year on the second through fifth anniversaries of the grant date. Shares vesting over a shorter period will generally vest 100% as of the designated vesting date. As part of certain acquisitions and as inducement to key employees, stock options are from time to time issued outside of the 2004 Plan. These options are granted at an option exercise price equal to fair market value of the common stock on the date of grant, are non-qualified options, are exercisable for up to 10 years from the date of grant and generally vest 25% on the second anniversary of the grant date and continue to vest 25% per year on each anniversary of the grant date until fully vested. Share options granted are expensed on a straight-line basis over the option vesting period based on the estimated fair value of the awards on the grant date using a Black-Scholes option pricing model.

        Key assumptions for the Black-Scholes option valuation model include expected volatility, expected term of share options granted, the expected risk-free interest rate, and the expected dividend rate. We estimate our expected volatility based on implied volatilities from traded share options on our stock and on our stock's historical volatility. We have estimated the expected term of our share options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior. The expected risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Historically, we have not paid dividends and we do not anticipate paying dividends in the foreseeable future; accordingly, our expected dividend rate is zero. Following is a summary of key assumptions we used to value share options granted during the three years ended December 31, 2008.

	2008	2007	2006
Expected term (years)	5.0	5.0 – 6.0	5.0 – 6.0
Expected volatility	38% – 44%	25% – 44%	30% – 38%
Risk-free interest rate	2.4% – 3.2%	3.3% – 5.1%	4.3% – 5.0%
Dividend yield	0%	0%	0%

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 12:    SHARE BASED COMPENSATION (Continued)

        Compensation expense was adjusted for share options we estimate will be forfeited prior to vesting. We use historical information to estimate employee termination and the resulting option forfeiture rate.

        A summary of option activity during the year ended December 31, 2008 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	7,823	$11.06
Granted	769	14.74
Exercised	(381)	6.62
Forfeited	(349)	13.45

Outstanding, end of period	7,862	$11.53	6.45	$40,938

Options vested and expected to vest, end of period	7,360	$11.32	6.31	$39,795

Options exercisable, end of period	5,546	$10.43	5.71	$34,884

        The aggregate intrinsic value was calculated using the difference between the December 31, 2008 market price and the grant price for only those awards that have a grant price that is less than the December 31, 2008 market price.

        The weighted average grant-date fair value of share options granted during the years ended December 31, 2008, 2007 and 2006 was $5.82, $6.46 and $4.36, respectively. The total intrinsic value of share options exercised during the years ended December 31, 2008, 2007 and 2006 was $3.2 million, $6.7 million and $1.5 million, respectively. During the years ended December 31, 2008, 2007 and 2006 we received cash for payment of the grant price of exercised share options of approximately $2.5 million, $9.4 million and $2.6 million, respectively, and we anticipate we will realize a tax benefit related to these exercised share options of approximately $0.4 million, $1.9 million and $0.6 million, respectively. The cash received for payment of the grant price is included as a component of cash flows from financing activities. The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flows from financing activities on the consolidated statement of cash flows, and the remainder of the tax benefit is included as a component of cash flows from operating activities.

        During the years ended December 31, 2008, 2007 and 2006, we recognized share-based compensation expense, which is a non-cash charge, of approximately $2.8 million, $5.6 million, and $5.4 million, respectively, of which $0.8 million, $0.7 million and $0.6 million, respectively, is included under the caption "Direct costs of services" and $2.0 million, $4.9 million and $4.8 million, respectively, is included under the caption "General and administrative" on the accompanying consolidated statements of income. During the years ended December 31, 2008, 2007 and 2006, we recognized a net tax benefit of approximately $1.0 million, $2.2 million and $2.1 million, respectively, related to aggregate share-based compensation expense recognized during the same period. As a result, income before income taxes was reduced by approximately $2.8 million, $5.6 million and $5.4 million,

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 12:    SHARE BASED COMPENSATION (Continued)

respectively, net income was reduced by approximately $1.8 million, $3.4 million and $3.3 million, respectively, net income per share—basic was reduced by approximately $0.05, $0.11 and $0.11 per share, respectively, and net income per share—diluted was reduced by approximately $0.04, $0.11 and $0.10 per share, respectively. As of December 31, 2008, there was $10.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 3.2 years.

        The following table summarizes information about stock options outstanding as of December 31, 2008 (in thousands, except contractual life and price data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.45 to $8.13	1,371	4.80	$7.22	1,330	$7.19
$8.17 to $10.39	1,881	6.48	9.99	1,659	9.98
$10.43 to $11.33	1,437	4.57	10.90	1,358	10.89
$11.86 to $13.31	1,333	6.75	12.70	773	12.67
$13.51 to $16.07	918	8.92	15.01	3	14.19
$16.07 to $18.15	922	8.87	16.90	423	16.76

	7,862	6.45	11.53	5,546	10.43

NOTE 13:    ACQUISITIONS

Pinpoint Global Limited

        On April 4, 2008, our wholly-owned subsidiary, Epiq Systems Holding B.V., acquired all of the equity of Uberdevelopments Limited and its wholly-owned operating subsidiary, Pinpoint Global Limited (collectively, "Pinpoint"), an electronic discovery business with operations in the United Kingdom. The value of the transaction was $7.1 million, consisting of $4.9 million of cash, $1.7 million of deferred payments and $0.5 million of capitalized transaction costs. Certain revenue targets were satisfied as of September 30, 2008, which required an additional payment of $0.6 million in the fourth quarter of 2008; and the accrual of an additional payment of approximately £545,000 (as of December 31, 2008 approximately $0.8 million) due in 2010. These additional payments were recorded as purchase price adjustments. If certain other revenue targets are satisfied prior to the second and third anniversary dates of the agreement, we are required to make additional payments. We have determined that it is probable that these targets will be satisfied and have begun to accrue a liability for total payments of approximately £400,000 (as of December 31, 2008 approximately $0.6 million). These amounts are recorded as compensation expense over the contingency period.

        The preliminary allocation of the purchase price is as follows: $0.3 million to net assets, $1.1 million to customer contracts, $1.1 million to non-compete agreements, $0.7 million to establish a deferred tax liability related to the acquired intangible assets, and $5.3 million to goodwill. The allocation of the purchase price to the assets and liabilities acquired will be finalized, as necessary, up

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 13:    ACQUISITIONS (Continued)

to one year after the acquisition closing date, when information that is known to be available or obtainable is obtained. The purchase price in excess of the value of the acquired identifiable net assets reflects the strategic value we placed on Pinpoint as this acquisition facilitates the expansion of our electronic discovery business in the United Kingdom.

        This acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying Consolidated Financial Statements from the date of acquisition. The operating results of the acquired entities are included within our electronic discovery segment. The pro forma results of the acquired entity for the period from January 1, 2008 through the date of acquisition were not material to our consolidated results of operations.

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

        The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying Consolidated Financial Statements from the date of acquisition. The operating results of Epiq Preference Solutions are included within our bankruptcy segment.

        The unaudited financial information in the table below summarizes the results of operations, on a pro forma basis, as though Epiq Preference Solutions had been combined as of the beginning of the period presented. Pro forma data reflects the difference in amortization expense between Epiq and the acquired company as well as other adjustments, including income taxes and management compensation (in thousands, except per share data):

Year Ended December 31, 2006
Total revenues	$225,382

Net income	$35,033

Net income per share—Basic	$1.20

Net income per share—Diluted	$1.05

        The pro forma information is not necessarily indicative of what would have occurred if the acquisition had been completed on that date nor is it necessarily indicative of future operating results.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 14: SEGMENT REPORTING

        In the first quarter of 2008, we revised the structure of our reporting segments to reflect a change in the nature of the financial information provided to our chief operating decision makers resulting from a change in the structure of our internal organization. The segment measure of profit for the years ended December 31, 2007 and 2006 has been recast in accordance with our new organization structure, including the changes in certain internal financial reporting information. We have three reporting segments: electronic discovery, bankruptcy, and settlement administration. Our electronic discovery business provides processing and search and review services to corporations and the litigation department of law firms. Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient plaintiff and defendant counsel review and data requests. Our bankruptcy segment provides solutions that address the needs of trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization. Our settlement administration segment provides managed services including legal notification, claims administration and controlled disbursement.

        Each segment's performance is assessed based on earnings before interest, taxes, depreciation and amortization, other operating income, and share-based compensation expense. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reporting segment results do not include such unallocated costs. Intersegment revenues are not considered material to the segment reporting information. Assets reported within a segment are those assets that can be identified to a segment and primarily consist of trade receivables, property, equipment and leasehold improvements, software, identifiable intangible assets and goodwill. Cash, tax-related assets, and certain prepaids and other assets are not allocated to our segments. Although we can and do identify long-lived assets such as property, equipment and leasehold improvements, software, and identifiable intangible assets to reporting segment, we do not allocate the related depreciation and amortization to the segment as management evaluates segment performance exclusive of these non-cash expenses.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 14: SEGMENT REPORTING (Continued)

        Following is a summary of segment information (in thousands):

	Year Ended December 31, 2008
	Electronic Discovery	Bankruptcy	Settlement Administration	Total
Revenue:
Operating revenue before reimbursed direct costs	$58,128	$59,828	$89,900	$207,856
Operating revenue from reimbursed direct costs	182	4,936	23,144	28,262

Total revenue	58,310	64,764	113,044	236,118
Direct costs, general and administrative costs	31,987	34,144	93,192	159,323

Segment performance measure	$26,323	$30,620	$19,852	$76,795

	Year Ended December 31, 2007
	Electronic Discovery	Bankruptcy	Settlement Administration	Total
Revenue:
Operating revenue before reimbursed direct costs	$49,062	$60,289	$42,286	$151,637
Operating revenue from reimbursed direct costs	95	4,807	17,874	22,776

Total revenue	49,157	65,096	60,160	174,413
Direct costs, general and administrative costs	24,787	29,993	51,334	106,114

Segment performance measure	$24,370	$35,103	$8,826	$68,299

	Year Ended December 31, 2006
	Electronic Discovery	Bankruptcy	Settlement Administration	Total
Revenue:
Operating revenue before reimbursed direct costs	$31,399	$118,653	$49,670	$199,722
Operating revenue from reimbursed direct costs	126	5,020	19,302	24,448

Total revenue	31,525	123,673	68,972	224,170
Direct costs, general and administrative costs	17,014	30,575	61,673	109,262

Segment performance measure	$14,511	$93,098	$7,299	$114,908

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 14: SEGMENT REPORTING (Continued)

        Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Year Ended December 31,
	2008	2007	2006
Segment performance measure	$76,795	$68,299	$114,908
Corporate and unallocated expenses	(22,619)	(18,618)	(16,301)
Share-based compensation expense	(2,831)	(5,602)	(5,357)
Depreciation and software and leasehold amortization	(16,302)	(12,766)	(10,113)
Amortization of intangible assets	(9,051)	(9,531)	(11,629)
Other operating income (expense)	(171)	1,094	(283)
Interest expense, net	(1,478)	(11,881)	(13,260)

Income before income taxes	$24,343	$10,995	$57,965

        Following are total assets by segment (in thousands):

	December 31, 2008	December 31, 2007
Assets
Electronic Discovery	$139,216	$132,030
Bankruptcy	184,906	178,937
Settlement Administration	60,146	52,724
Corporate and unallocated	34,678	29,103

Total consolidated assets	$418,946	$392,794

        Following are capital expenditures by segment (in thousands):

	Year Ended December 31,
	2008	2007	2006
Capital Expenditures
Electronic Discovery	$14,687	$14,610	$6,193
Bankruptcy	4,820	5,699	3,007
Settlement Administration	2,067	289	589
Corporate and unallocated	2,567	1,577	1,363

Total consolidated capital expenditures	$24,141	$22,175	$11,152

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 14: SEGMENT REPORTING (Continued)

        Following is revenue, determined by the location providing the services, by geographical area (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenue
U.S.	$225,950	$169,764	$223,283
UK	10,168	4,649	887

Total	$236,118	$174,413	$224,170

        Following is long-lived assets by geographical area (in thousands):

	December 31, 2008	December 31, 2007
Long-lived assets
U.S.	$49,717	$41,425
UK	1,258	786

Total	$50,975	$42,211

NOTE 15:    DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Floors

        A portion of our bankruptcy trustee revenue is subject to variability based on fluctuations in short-term interest rates. During 2007, in order to limit our economic exposure to market fluctuations in interest rates, we purchased one-month LIBOR based interest rate floor options with a total notional amount of $800 million and initial contractual maturity of three years. We accounted for this transaction pursuant to the guidance contained in SFAS 133 which requires that all derivative instruments be recorded on the balance sheet at fair value. As the interest rate floor options were not designated as an accounting hedge, changes in the fair values of the derivatives were recorded each period in current earnings. For the year ended December 31, 2007, the change in the fair value of the interest rate floor options was recognized as an unrealized gain of $1.1 million and was included as a component of other operating income in our Consolidated Statements of Income. During February 2008, we sold the interest rate floor options and realized a $3.5 million gain. The $2.4 million difference between the realized gain of $3.5 million and the previously unrealized gain of $1.1 million is included as a component of other operating income for the year ended December 31, 2008. As of December 31, 2008 we did not hold any interest rate floor options, other derivatives, or auction rate securities.

Contingently Convertible Subordinated Notes

        The holders of our contingently convertible subordinated notes had the right to extend the maturity of these notes for a period not to exceed three years. Under SFAS 133 the right to extend the maturity of the notes represented an embedded option. The embedded option, which is a derivative

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 15:    DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

financial instrument, was adjusted to estimated fair value at the end of each period, with a final adjustment to an estimated fair value of approximately $4.8 million immediately prior to the April 2007 exercise of the embedded option to extend. This final fair value estimate is being amortized as a credit to interest expense over the period to the extended maturity, which is June 15, 2010. If any convertible debt is converted into shares of our common stock prior to June 15, 2010, the unamortized embedded option value related to those shares will be recognized as a gain in the period the conversion occurs. The estimated fair value and the amortized carrying value of our obligation related to the embedded option was included as a component of our long-term obligations as of December 31, 2008 and 2007, respectively, on our accompanying consolidated balance sheets. Changes in the fair value of the embedded option through the final fair value measurement date in April 2007 and the subsequent amortization of the embedded option fair value were recorded each period as a component of interest expense on our accompanying consolidated statements of income. Changes in the fair value and carrying value of the embedded option do not affect our cash flows and, accordingly, are reflected as an adjustment to reconcile net income to net cash provided by operating activities on our accompanying consolidated statements of cash flows.

NOTE 16:    SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cash paid (received) for:
Interest	$2,876	$9,617	$10,708
Income taxes paid (refunded), net	9,335	2,995	(2,328)
Non-cash investing and financing transactions:
Capitalized lease obligations incurred	3,709	2,566	158
Property and equipment accrued in accounts payable	2,018	848	671
Obligation incurred in purchase transactions	810	—	10,173

NOTE 17:    LEGAL PROCEEDINGS

        On July 29, 2008, the Alaska Electrical Pension Fund filed a putative shareholder derivative action in the U.S. District Court for the District of Kansas (Civil Action No. 08-CV-2344 CM/JPO), alleging on behalf of Epiq Systems that each of our current directors and certain current and former executive officers and directors engaged in misconduct regarding stock option grants.

        The plaintiff complaint asserts, among other things, that the company backdated certain stock options from July 1997 through January 2006, and that the individual defendants either participated in the backdating or permitted it to occur, violations of generally accepted accounting principles as a result of the alleged backdating of options, related claims of false and misleading proxy statements and annual reports filed by the company under the Securities Exchange Act of 1934, also as a result of the alleged backdating of options, and various violations of state law, breaches of fiduciary duty of loyalty and insider trading in company stock. The plaintiff is seeking among other things, unspecified money damages, an accounting for profits obtained from the alleged backdating of options, specified changes

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 AND 2006

NOTE 17:    LEGAL PROCEEDINGS (Continued)

in our corporate governance policies, punitive damages and rescission of the allegedly backdated options.

        On October 7, 2008, the company and the individual defendants filed a motion to dismiss the plaintiff's complaint on the following grounds: (i) the plaintiff lacks standing to assert claims regarding any backdating prior to July 31, 2001, i.e., the date on which the plaintiff first claims to have acquired company shares, (ii) application of the statutes of limitation that govern the plaintiff's claims reduces the plaintiff's case to a single alleged instance of backdating involving the grant of an option to a single non-defendant employee on January 3, 2006, (iii) the complaint fails to plead sufficient facts to state any plausible claim that the defendants backdated any stock options and thus fails to meet the minimum pleading requirements established under the Private Securities Litigation Reform Act of 1995 or the applicable Federal Rules of Civil Procedure, which failure mandates dismissal of all of the plaintiff's claims, and (iv) the complaint fails to meet the pleading standards that apply to any of its individual federal and state-law claims, which separately mandate dismissal of the entire case. On November 10, 2008, the plaintiff filed a memorandum in opposition to the dismissal motion, and on December 16, 2008, the company and the individual defendants filed their reply to the plaintiff's opposition memorandum. The dismissal motion has not yet been ruled upon by the Court.

        We believe the plaintiff's claims are without merit and will continue to defend against them vigorously. No amounts have been recorded in the accompanying Consolidated Financial Statements associated with this matter.

EPIQ SYSTEMS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Allowance for doubtful receivables
For the year ended December 31, 2008	$1,437	$1,678	$103	$(618)	$2,600
For the year ended December 31, 2007	$1,684	$479	$—	$(726)	$1,437
For the year ended December 31, 2006	$3,481	$458	$—	$(2,255)	$1,684

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Deferred tax valuation allowance
For the year ended December 31, 2008	$—	$63	$—	$—	$63
For the year ended December 31, 2007	$228	$—	$—	$(228)	$—
For the year ended December 31, 2006	$—	$228	$—	$—	$228

EXHIBIT INDEX

        The following exhibits are filed with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description
1.1	Placement Agency Agreement dated as of November 15, 2007, between Epiq Systems, Inc. and Wachovia Capital Markets, LLC. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007.
3.1
Articles of Incorporation, as amended through February 28, 2008. Incorporated by reference and previously filed as an exhibit to the annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 4, 2008.
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
10.3
Amended and Restated Credit and Security Agreement dated as of July 30, 2008, among Epiq Systems, Inc., the Lenders named therein, and KeyBank National Association, as lead arranger, sole book runner and administrative agent. Incorporated by reference and previously filed as an exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the Securities and Exchange Commission on July 30, 2008.
10.4
Form of Nonqualified Stock Option Agreement under 2004 Equity Incentive Plan. Incorporated by reference and previously filed as an exhibit to the annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 8, 2006.

Exhibit Number	Description
10.5	Employment arrangement between Epiq Systems, Inc. and Lorenzo Mendizabal dated as of May 20, 2005, as amended October 19, 2005. Incorporated by reference and previously filed as an exhibit to the annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 9, 2007.
10.6
Letter Agreement dated February 7, 2006, between Epiq Systems, Inc. and Bank of America, N.A. (portions of this exhibit have been omitted pursuant to grant of confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934). Incorporated by reference and previously filed as an exhibit to the annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 9, 2007.
10.7
The Qualified Executive Performance Plan, dated as of March 29, 2007. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2007.
10.8
The Strategic Executive Incentive Plan, dated as of March 29, 2007. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2007.
10.9
Form of Subscription Agreement dated as of November 15, 2007, between Epiq Systems, Inc. and the purchasers named therein. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007.
10.10
Form of Restricted Stock Award Agreement. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2009.
12.1	Computation of ratio of earnings to fixed charges.*
21.1	List of Subsidiaries.*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350.*

*
Filed herewith.