Form 10-Q
period 2009-03-31
EPIQ SYSTEMS INC
filed 2009-04-29
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒   For the Quarterly Period Ended March 31, 2009

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

Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The number of shares outstanding of registrant’s common stock at April 24, 2009:

Class	Outstanding
Common Stock, $0.01 par value	36,049,071

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EPIQ SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

REVENUE:
Case management services	$34,534	$28,796
Case management bundled products and services	3,327	5,291
Document management services	14,752	9,814
Operating revenue before reimbursed direct costs	52,613	43,901
Operating revenue from reimbursed direct costs	8,215	5,109
Total Revenue	60,828	49,010

OPERATING EXPENSE:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	19,670	18,827
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	855	947
Reimbursed direct costs	8,047	5,121
General and administrative	18,307	15,080
Depreciation and software and leasehold amortization	4,514	3,710
Amortization of identifiable intangible assets	1,936	2,278
Other operating expense (income)	471	(2,371)
Total Operating Expense	53,800	43,592

INCOME FROM OPERATIONS	7,028	5,418

INTEREST EXPENSE (INCOME):
Interest expense	373	490
Interest income	(35)	(143)
Net Interest Expense	338	347

INCOME BEFORE INCOME TAXES	6,690	5,071

PROVISION FOR INCOME TAXES	3,412	2,415

NET INCOME	$3,278	$2,656

NET INCOME PER SHARE INFORMATION:
Basic	$0.09	$0.08
Diluted	$0.09	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,686	35,291
Diluted	41,936	41,375

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,298	$19,006
Trade accounts receivable, less allowance for doubtful accounts of $2,460 and $2,600, respectively	62,305	48,540
Prepaid expenses	5,824	6,015
Other current assets	756	2,552
Total Current Assets	83,183	76,113

LONG-TERM ASSETS:
Property and equipment, net	39,915	39,951
Internally developed software costs, net	12,117	11,024
Goodwill	263,758	263,871
Other intangibles, net of accumulated amortization of $43,632 and $41,714, respectively	24,887	26,851
Other	1,064	1,136
Total Long-term Assets, net	341,741	342,833
Total Assets	$424,924	$418,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,423	$12,781
Accrued compensation	2,187	7,525
Deposits	4,670	2,150
Deferred revenue	3,774	2,363
Other accrued expenses	4,491	2,628
Current maturities of long-term obligations	5,057	5,912
Total Current Liabilities	33,602	33,359

LONG-TERM LIABILITIES:
Deferred income taxes	20,966	20,988
Other long-term liabilities	9,789	8,794
Long-term obligations (excluding current maturities)	54,869	55,310
Total Long-term Liabilities	85,624	85,092

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; issued and outstanding — 36,027,918 and 35,657,823 shares	360	357
Additional paid-in capital	239,825	237,644
Accumulated other comprehensive loss	(2,942)	(2,683)
Retained earnings	68,455	65,177
Total Stockholders’ Equity	305,698	300,495
Total Liabilities and Stockholders’ Equity	$424,924	$418,946

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2008	35,658	$357	$237,644	$65,177	$(2,683)	$300,495
Comprehensive income:
Net income	—	—	—	3,278	—	3,278
Foreign currency translation adjustment	—	—	—	—	(259)	(259)
Total comprehensive income	—	—	—	—	—	3,019
Share-based compensation plans	370	3	2,181	—	—	2,184
Balance at March 31, 2009	36,028	$360	$239,825	$68,455	$(2,942)	$305,698

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,278	$2,656
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	1,472	524
Expense for deferred income taxes	235	980
Depreciation and software amortization	4,514	3,710
Expense related to embedded option	(403)	(403)
Amortization of intangible assets	1,936	2,278
Other, net	298	124
Changes in operating assets and liabilities:
Trade accounts receivable	(14,002)	(6,248)
Prepaid expenses and other assets	198	134
Accounts payable and other liabilities	5,092	4,150
Excess tax benefit related to share-based compensation	(107)	(39)
Other	(11)	(49)
Net cash provided by operating activities	2,500	7,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,703)	(6,072)
Internally developed software costs	(2,300)	(1,263)
Other investing activities, net	52	4
Net cash used in investing activities	(6,951)	(7,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under long-term debt	(910)	(606)
Excess tax benefit related to share-based compensation	107	39
Proceeds from exercise of stock options	557	449
Net cash used in financing activities	(246)	(118)

Effect of exchange rate changes on cash	(11)	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,708)	368
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,006	13,415
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,298	$13,783

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and with the rules and regulations for reporting on Form 10-Q for interim financial statements. Accordingly, the financial statements do not include certain disclosures required for comprehensive annual financial statements.

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary to present fairly our results of operations, financial position, and cash flows for the periods presented. The adjustments consist solely of normal recurring adjustments. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Epiq Systems, Inc. (“Epiq,” “we,” “us,” or “our”) Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 4, 2009.

The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the entire year.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Epiq and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

Following is a description of significant sources of revenue.

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

•                  Deposit-based fees, earned primarily based on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support services. The fees we earn are based on total liquidated assets placed on deposit by our trustee clients and may vary based on fluctuations in short-term interest rates. Interest rate fluctuations are somewhat mitigated by pricing arrangements with each financial institution that set ceilings and floors on the interest rates that we earn.

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

Non-Software Arrangements

Services related to electronic discovery and settlement administration are billed based on volume and are evaluated pursuant to Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  For these contractual arrangements, we have identified each deliverable service element.  Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables.  We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such similar services.  Lastly, our arrangements do not include general rights of return.  Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting under EITF 00-21.  We allocate revenue to the various units of accounting in our arrangements based on the fair value of each unit of accounting, which is generally consistent with the stated prices in our arrangements. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period in accordance with Staff Accounting Bulletin Topic 13, Revenue Recognition (“SAB Topic 13”).  Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

Software Arrangements

For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support services, all at no charge to the trustee.  The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement.  We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits held by the trustees with that financial institution related to the software license, hardware lease, hardware maintenance, and postcontract customer support services.  We account for the software license and postcontract customer support elements in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”).  Since we have not established vendor specific objective evidence (“VSOE”) of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered element, which are postcontract customer support services.  This revenue, when recognized, is included as a component of “case management services revenue”.  Revenue related to postcontract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue consistent with the guidance provided by the American Institute of Certified Public Accountants’ Technical Practice Aid 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to.  At that time, we have also satisfied the other revenue recognition criteria contained in SOP 97-2 since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers; and hardware maintenance.  We retain ownership of all hardware provided and, based on guidance provided in EITF 01-8, Determining Whether an Arrangement Contains a Lease, we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease in accordance with Statement of Financial Accounting Standards (“SFAS”) 13, Accounting for Leases.  Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals under EITF Issue No. 98-9, Accounting for Contingent Rent and  SAB Topic 13, which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurs at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.  This revenue, which is less than ten percent of our total revenue, is included in the Condensed Consolidated Statements of Income as a component of “case management services” revenue.

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

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes guidelines for the recognition and measurement of assets, liabilities and equity in business combinations. The provisions of SFAS 141(R) were effective for us as of January 1, 2009. Due to the adoption of SFAS 141(R) we now expense, as incurred, acquisition-related costs for potential and completed acquisitions. Acquisition-related costs expensed in the first quarter of 2009 were approximately $0.5 million. These costs are included in “Other operating expense (income)” in our Condensed Consolidated Statements of Income. SFAS 141(R) also amends SFAS No. 109, Accounting for Income Taxes, and now requires the recognition of changes in an acquirer’s income tax valuation allowance on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) to apply the provisions of SFAS 141(R). The provisions of SFAS 141(R) will primarily apply to all future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 changes the way in which noncontrolling interests in subsidiaries are measured and classified on the balance sheet.  The provisions of SFAS 160 were effective for us as of January 1, 2009. The adoption of SFAS 160 had no impact on our consolidated financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”) which, as of February 12, 2008, indefinitely delayed the effective date of SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The provisions of FSP FAS 157-2 were effective for us as of January 1, 2009. The adoption of FSP FAS 157-2 did not have a material impact on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  The provisions of SFAS 161 were effective for us as of January 1, 2009.  The adoption of SFAS 161 had no impact on our consolidated financial position or results of operations. Disclosures required by this statement are included in Note 3.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 provides guidance on determining the useful life of a recognized intangible asset.  The provisions of FSP No. FAS 142-3 were effective for us as of January 1, 2009. The provisions of FSP FAS 142-3 had no impact on our consolidated financial position or results of operations during the quarter ended March 31, 2009 as we did not renew or extend the useful lives of any of our intangible assets.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities, and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings per Share (“SFAS 128”). The provisions of FSP EITF 03-6-1 were effective for us as of January 1, 2009, and require all prior period income per share data presented to be adjusted retroactively. We have determined that nonvested share awards that were granted in the first quarter of 2009 are participating securities as defined by FSP EITF 03-6-1 because they have equivalent common stock dividend rights.  Accordingly, we have included these shares in our basic and diluted share calculations as appropriate.  There is no prior period impact of this guidance as there were no participating securities outstanding prior to the first quarter of 2009. Details of the income per share calculation are described in Note 4.

In June 2008, the FASB ratified the consensus reached by the EITF on three issues discussed at its June 12, 2008 meeting pertaining to EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). The issues include how an entity should evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions; how the currency in which the strike price of an equity-linked financial instrument (or embedded feature) is denominated affects the determination of whether the instrument is indexed to an entity’s own stock; and how the issuer should account for market-based employee stock option valuation. The adoption of EITF 07-5 did not have an impact on our consolidated financial position.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for us for business combinations completed on or after January 1, 2009.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. These standards are effective for periods ending after June 15, 2009.  We do not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material effect on our condensed consolidated financial statements and related disclosures.

NOTE 2:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first quarter of 2009 was as follows (in thousands):

	Electronic Discovery	Bankruptcy	Settlement Administration	Total
Balance as of December 31, 2008	79,586	151,438	32,847	263,871
Foreign currency translation and other	(113)	—	—	(113)
Balance as of March 31, 2009	79,473	151,438	32,847	263,758

Amortizing identifiable intangible assets as of March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$39,964	$23,004	$39,986	$22,039
Trade names	745	745	745	745
Non-compete agreements	27,810	19,883	27,834	18,930
	$68,519	$43,632	$68,565	$41,714

Customer relationships and non-compete agreements both carry a weighted average life of eight years. Aggregate amortization expense related to identifiable intangible assets was $1.9 million and $2.3 million for the three month period ended March 31, 2009 and 2008, respectively.  Amortization expense related to identifiable intangible assets for fiscal year 2009 and the following five years is estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2009	$7,601
2010	6,692
2011	4,832
2012	4,652
2013	3,070
2014	192
$27,039

NOTE 3:   LONG-TERM OBLIGATIONS

The following is a summary of long-term obligations outstanding (in thousands):

	March 31,	December 31,
	2009	2008
Contingent convertible subordinated debt, including embedded option	$51,946	$52,348
Capital leases	3,771	4,682
Deferred acquisition price	4,209	4,192
Total long-term obligations, including current portion	$59,926	$61,222

Credit Facilities

During July 2008, we amended and restated our credit facility.  The amended credit facility, with KeyBank National Association as administrative agent, consists of a $100.0 million senior revolving loan.  The facility matures in July 2011.  During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.  The amended credit facility is secured by liens on our real property and a significant portion of our personal property.  Interest on the amended credit facility is generally based on a spread, not to exceed 325 basis points, over the LIBOR rate.  There were no amounts due under the senior revolving credit loan as of March 31, 2009 or December 31, 2008. To determine the amount that we may borrow, the $100.0 million available under the revolving loan is reduced by $1.8 million in outstanding letters of credit.

Our amended credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements (“EBITDA”) and total debt.  In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As of March 31, 2009, we were in compliance with all financial covenants.

Contingent Convertible Subordinated Notes

During June 2004, we issued $50.0 million of contingent convertible subordinated notes (“convertible notes”) with a fixed 4% per annum interest rate and an original maturity of June 15, 2007.  The holders of the convertible notes had the right to extend the maturity date by up to three years.  In April 2007, the holders exercised this right and the maturity date of the convertible notes was extended to June 15, 2010.  If we change our capital structure (for example, through a stock dividend or stock split) while the convertible notes are outstanding, the conversion price would be adjusted on a consistent basis and, accordingly, the number of shares of common stock we would issue on conversion would be adjusted.  The convertible notes are convertible into 4.3 million shares of our common stock at a price of approximately $11.67 per share, and do not contain the rights to any dividends. We have the right to require that the holders of the convertible notes convert to equity if our share price exceeds $23.33 on a weighted average basis for 20 consecutive trading days.

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the right to extend the maturity of the convertible notes was accounted for as an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the convertible notes balance was reduced by the same amount.  During April 2007, the holders of the convertible notes exercised their right to extend and we performed a final valuation to estimate the fair value of the embedded option as of the approximate date of the extension.  The estimated fair value of the embedded option at this date, included as a component of the convertible notes, was approximately $4.8 million. The $4.8 million estimated fair value of the embedded option is amortized as a credit to “Interest expense” on the Condensed Consolidated Statements of Income over the period to the extended maturity, which is June 15, 2010. The balance of this embedded option is included as a component of “Long-term obligations” on the Condensed Consolidated Balance Sheets. If any convertible notes are converted into shares of our common stock prior to June 15, 2010, the unamortized embedded option value related to those shares will be recognized as a gain in the period the conversion occurs.  The above changes related to the carrying value of the convertible notes, the estimated fair value of the embedded option, and the amortization of the fair value of the embedded option do not affect our cash flow.

Capital Leases

We lease certain property and software under capital leases that expire during various years through 2011.

Scheduled Principal Payments

Our long-term obligations, consisting of convertible notes (including the carrying value of the embedded option), deferred acquisition price, and capitalized leases, mature as follows for each twelve-month period ending March 31 (in thousands):

2010	$5,057
2011	54,317
2012	552
2013	—
2014	—
Total	$59,926

NOTE 4:   NET INCOME PER SHARE

Basic net income per share is computed on the basis of weighted average outstanding common shares.  Diluted net income per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and convertible debt, if dilutive. The numerator of the diluted net income per share calculation is increased by the amount of interest expense, net of tax, related to outstanding convertible debt, and the allocation of net income to nonvested shares, if the net impact is dilutive.

As prescribed in FSP EITF 03-6-1, which we adopted in the first quarter of 2009, we have determined that the nonvested share awards (also referred to as restricted stock awards) that were issued during the quarter are participating securities because they have non-forfeitable rights to dividends. Accordingly, the basic net income per share calculation below is calculated under the two-class method calculation, which is discussed in SFAS No. 128, Earnings per Share (“SFAS 128”). In determining the number of diluted shares outstanding, we are required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation. For the three months ended March 31, 2009, the two-class method calculation was more dilutive; therefore, the diluted net income per share information below is presented following the two-class method. While FSP EITF 03-6-1 requires retrospective application, there is no impact to our prior year calculation as we did not have any participating securities outstanding during the prior year.

The computation of basic and diluted net income per share for the three months ended March 31, 2009 is as follows (in thousands, except per share data):

	Three months ended March 31, 2009
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount

Net income	$3,278
Less: net income allocated to nonvested shares (1)	(11)

Basic net income available to common stockholders	3,267	35,686	$0.09

Effect of dilutive securities:
Stock options	—	1,964
Convertible debt	298	4,286
Add-back: net income allocated to nonvested shares(1)	11	—
Less: net income re-allocated to nonvested shares	(10)	—

Diluted net income available to common stockholders	$3,566	41,936	$0.09

(1)             Net income allocated to holders of nonvested shares is calculated based upon a weighted average percentage of nonvested shares in relation to total shares outstanding.

The computation of basic and diluted net income per share for the three months ended March 31, 2008, is as follows (in thousands, except per share data):

	Three months ended March 31, 2008
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount

Basic net income per common share	$2,656	35,291	$0.08
Effect of dilutive securities:
Stock options	—	1,798
Convertible debt	301	4,286
Diluted net income per share	$2,957	41,375	$0.07

For the three month period ended March 31, 2009 and 2008, weighted-average outstanding stock options totaling approximately 1.8 million and 1.4 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted net income per share.

NOTE 5:   SHARE-BASED COMPENSATION

The 2004 Equity Incentive Plan, as amended (the “2004 Plan”), limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and nonvested share awards under the 2004 Plan to 7,500,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited will generally be available for future grants. At March 31, 2009, there were approximately 1,471,000 shares of common stock available for future equity-related grants under the 2004 Plan.

During the three months ended March 31, 2009 we granted 285,000 nonvested share awards at a weighted-average grant date price of $14.49 per share, which vest six months after the date of grant, and 40,000 stock options with a weighted-average exercise price of $14.49 per share, which vest 20% per year over five years.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2009 and 2008 was $7.46 per option and $5.66 per option, respectively. The weighted-average assumptions used for the calculation of these values, utilizing the Black-Scholes methodology, were as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
Expected volatility (%)	52.0	42.0
Dividend yield (%)	—	—
Risk-free interest rate (%)	2.0	2.4
Expected life of stock option (years)	6.2	5.0

During the three months ended March 31, 2009 and 2008, we recognized share-based compensation expense, which is a non-cash charge, for stock option and nonvested share awards of approximately $1.5 million and $0.5 million, respectively, of which $0.2 million and $0.2 million, respectively, is included under the caption “Direct cost of services” and $1.3 million and $0.3 million, respectively, is included under the caption “General and administrative” on the accompanying Condensed Consolidated Statements of Income.

During the three months ended March 31, 2009 and 2008, we recognized a net tax benefit of approximately $0.4 million and $0.2 million, respectively, related to aggregate share-based compensation expense recognized during the same period. As of March 31, 2009, there was $12.9 million of total unrecognized compensation cost related to nonvested share-based awards, which will be recognized over a weighted-average period of 2.4 years.

NOTE 6:   SEGMENT REPORTING

We have three reporting segments: electronic discovery, bankruptcy, and settlement administration.  Our electronic discovery business provides collections and forensics, processing, and search and review services to companies and the litigation departments of law firms.  Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient attorney review and data requests.  Our bankruptcy segment provides solutions that address the needs of trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.  Our settlement administration segment provides managed services including legal notification, claims administration and controlled disbursement.

The segment performance measure is based on earnings before interest, taxes, depreciation and amortization, other operating expense (income), and share-based compensation expense.  In management’s evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reporting segment results do not include such unallocated costs.

Assets reported within a segment are those assets that can be identified to a segment and primarily consist of trade receivables, property, equipment and leasehold improvements, software, identifiable intangible assets and goodwill.  Cash, tax-related assets, and certain prepaids and other assets are not allocated to our segments.  Although we can and do identify long-lived assets such as property, equipment and leasehold improvements, software, and identifiable intangible assets to reporting segments, we do not allocate the related depreciation and amortization to the segment as management evaluates segment performance exclusive of these non-cash charges.

Following is a summary of segment information for the three months ended March 31, 2009. The intersegment revenues in the three months ended March 31, 2009 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended March 31, 2009
	Electronic Discovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue from external customers before reimbursed direct costs	$14,049	$17,328	$21,236	$—	$52,613
Intersegment revenue	—	—	513	(513)	—

Operating revenue before reimbursed direct costs	14,049	17,328	21,749	(513)	52,613
Operating revenue from reimbursed direct costs	25	1,523	6,667	—	8,215
Total revenue	14,074	18,851	28,416	(513)	60,828

Direct costs, general and administrative costs	9,126	10,430	21,614	(513)	40,657
Segment performance measure	$4,948	$8,421	$6,802	$—	$20,171

Following is a summary of segment information for the three months ended March 31, 2008. Intersegment revenues for this period were not considered material to the segment reporting information.

	Three Months Ended March 31, 2008
	Electronic Discovery	Bankruptcy	Settlement Administration	Total
	(in thousands)
Revenue:
Operating revenue from external customers before reimbursed direct costs	$13,238	$13,365	$17,298	$43,901
Operating revenue from reimbursed direct costs	102	832	4,175	5,109
Total revenue	13,340	14,197	21,473	49,010

Direct costs, general and administrative costs	6,947	6,898	20,764	34,609
Segment performance measure	$6,393	$7,299	$709	$14,401

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Three Months Ended March 31,
	2009	2008

Segment performance measure	$20,171	$14,401
Corporate and unallocated expenses	(4,750)	(4,842)
Share-based compensation expense	(1,472)	(524)
Depreciation and software and leasehold amortization	(4,514)	(3,710)
Amortization of intangible assets	(1,936)	(2,278)
Other operating (expense) income	(471)	2,371
Interest expense, net	(338)	(347)
Income before income taxes	$6,690	$5,071

Following are total assets by segment (in thousands):

	March 31, 2009	December 31, 2008
Assets
Electronic Discovery	$139,141	$139,216
Bankruptcy	187,848	184,906
Settlement Administration	70,065	60,146
Corporate and unallocated	27,870	34,678
Total consolidated assets	$424,924	$418,946

NOTE 7:                        DERIVATIVES

Interest Rate Floors

A portion of our bankruptcy trustee revenue is subject to variability based on fluctuations in short-term interest rates.  During 2007, in order to limit our economic exposure to market fluctuations in interest rates, we purchased one-month LIBOR based interest rate floor options with a total notional amount of $800 million and initial contractual maturity of three years. We accounted for this transaction pursuant to the guidance contained in SFAS 133 which requires that all derivative instruments be recorded on the balance sheet at fair value.  As the interest rate floor options were not designated as an accounting hedge, changes in the fair value of the derivatives were recorded each period in current earnings. In February 2008, we sold the interest rate floor options and realized a $3.5 million gain.  The $2.4 million difference between the realized gain of $3.5 million and the previously unrealized gain of $1.1 million was included as a component of “Other operating expense (income)” for the three months ended March 31, 2008 on the accompanying Condensed Consolidated Statements of Income.  As of March 31, 2009 we did not hold any interest rate floor options, other derivatives, or auction rate securities.

NOTE 8:                        FAIR VALUE MEASUREMENTS

SFAS No. 157 establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are listed below.

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than those included in Level 1, such as quoted market prices for similar assets and liabilities in active markets or quoted prices for identical assets in inactive markets.

Level 3 — Unobservable inputs reflecting our own assumptions and best estimate of what inputs market participants would use in pricing and asset or liability.

The carrying value and estimated fair value of our financial instruments, which are comprised of short-term money market funds, are presented in the following table at March 31, 2009 and December 31, 2008.

		Estimated Fair Value Measurements
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Items Measured at Fair Value on a Recurring Basis	Carrying Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2009:
Financial Assets:
Money market funds	$11,393	$11,393	$—	$—

December 31, 2008:
Financial Assets:
Money market funds	$19,340	$19,340	$—	$—

NOTE 9:                        SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Cash paid for:
Interest	$608	$625
Income taxes paid, net	6	1,484
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable	472	1,139

NOTE 10:                 ACQUISITIONS

On April 4, 2008, our wholly-owned subsidiary, Epiq Systems Holding B.V., acquired all of the equity of Uberdevelopments Limited and its wholly-owned operating subsidiary, Pinpoint Global Limited (collectively, “Pinpoint”), an electronic discovery business with operations in the United Kingdom. The value of the transaction was $7.1 million, consisting of $4.9 million of cash, $1.7 million of deferred payments and $0.5 million of capitalized transaction costs. Certain revenue targets were satisfied as of September 30, 2008, which required an additional payment of $0.6 million in the fourth quarter of 2008; and the accrual of an additional payment of approximately £545,000 (as of March 31, 2009 approximately $0.8 million) due in 2010. These additional payments were recorded as purchase price adjustments. If certain other revenue targets are satisfied prior to the second and third anniversary dates of the agreement, we are required to make additional payments. We have determined that it is probable that these targets will be satisfied and have been accruing a liability for total payments of approximately £400,000 (as of March 31, 2009 approximately $0.6 million). These amounts are recorded as compensation expense over the contingency period.

The preliminary allocation of the purchase price is as follows: $0.3 million to net assets, $1.1 million to customer contracts, $1.1 million to non-compete agreements, $0.7 million to establish a deferred tax liability related to the acquired intangible assets, and $5.3 million to goodwill. The allocation of the purchase price to the assets and liabilities acquired will be finalized, as necessary, up to one year after the acquisition closing date, when information that is known to be available or obtainable is obtained. The purchase price in excess of the value of the acquired identifiable net assets reflects the strategic value we placed on Pinpoint as this acquisition facilitated the expansion of our electronic discovery business in the United Kingdom.

The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying Condensed Consolidated Financial Statements from the date of acquisition.  The operating results of the acquired entities are included within our electronic discovery segment.  The pro forma results of the acquired entities for the period January 1, 2008 through the date of acquisition were not material to our consolidated results of operations.

NOTE 11:                 LEGAL PROCEEDINGS

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

On October 7, 2008, the company and the individual defendants filed a motion to dismiss the plaintiff’s complaint on the following grounds: (i) the plaintiff lacks standing to assert claims regarding any backdating prior to July 31, 2001, i.e., the date on which the plaintiff first claims to have acquired company shares, (ii) application of the statutes of limitation that govern the plaintiff’s claims reduces the plaintiff’s case to a single alleged instance of backdating involving the grant of an option to a single non-defendant employee on January 3, 2006, (iii) the complaint fails to plead sufficient facts to state any plausible claim that the defendants backdated any stock options and thus fails to meet the minimum pleading requirements established under the Private Securities Litigation Reform Act of 1995 or the applicable Federal Rules of Civil Procedure, which failure mandates dismissal of all of the plaintiff’s claims, and (iv) the complaint fails to meet the pleading standards that apply to any of its individual federal and state-law claims, which separately mandate dismissal of the entire case.  On November 10, 2008, the plaintiff filed a memorandum in opposition to the dismissal motion, and on December 16, 2008, the company and the individual defendants filed their reply to the plaintiff’s opposition memorandum.  The dismissal motion has not yet been ruled upon by the Court.

We believe the plaintiff’s claims are without merit and will continue to defend against them vigorously.  No amounts have been recorded in the accompanying Condensed Consolidated Financial Statements associated with this matter.

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

Electronic Discovery

Our electronic discovery business provides collections and forensics, processing, and search and review services to companies and the litigation departments of law firms.  Our eDataMatrix™ software analyzes, filters, deduplicates and produces documents for review.  Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient attorney review and data requests.

Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the electronic discovery process for complex litigation matters.

The substantial increase of electronic documents by businesses has changed the dynamics of how attorneys support discovery in complex litigation matters.  According to the 2008 Socha-Gelbmann Electronic Discovery Survey, 2007 domestic commercial electronic discovery revenues were estimated at $2.8 billion, an approximate 43% increase from 2006.  According to this same source, the market is expected to continue to grow at year over year annual rates of 20% in 2009 and 15% for 2010.  Due to the complexity of cases, the volume of data that are maintained electronically, and the volume of documents that are produced in all types of litigation, we anticipate that law firms will become increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

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

•                  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the fiscal year ended September 30, 2008, accounted for approximately 1% of all bankruptcy filings.  Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations.  Chapter 11 cases generally last several years.

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

•                  Deposit-based fees, earned primarily on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support services.  The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates. Interest rate fluctuations are somewhat mitigated by pricing arrangements with each financial institution that set ceilings and floors on the fees that those financial institutions pay us.

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

The customers of our settlement administration segment are companies that are administering the settlement or resolution of class action cases or are administering projects.  We sell our services directly to those customers and other interested parties, including legal counsel, which often provide access to these customers.

Following is a description of significant sources of revenue in our settlement administration business.

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

Results of Operations for the Three Months Ended March 31, 2009 Compared with the Three Months Ended March 31, 2008

Consolidated Results

Revenue

Total revenue was $60.8 million for the three months ended March 31, 2009, an increase of $11.8 million, or 24%, as compared to the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Operating revenue from reimbursed direct costs was $8.2 million, an increase of $3.1 million, or 61%, from $5.1 million in the period year. Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating revenue exclusive of operating revenue from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, was $52.6 million in the three months ended March 31, 2009, an increase of $8.7 million, or 20%, as compared to the prior year. The increase consists of a $3.9 million increase in the settlement administration segment, a $4.0 million increase in the bankruptcy segment, and a $0.8 million increase in the electronic discovery segment. Changes by segment are discussed below.

Operating Expense

The direct cost of services, exclusive of depreciation and amortization, was $19.7 million for the three months ended March 31, 2009, an increase of $0.9 million, or 4%, as compared to $18.8 million in the prior year. Contributing to this increase was a $1.3 million increase in compensation related expense; a $1.5 million increase in production supplies; a $0.8 million increase in the cost of outside services, primarily related to temporary help and mailing; and a $0.3 million increase in software maintenance costs related to client service capabilities. These increases were partially offset by a $3.1 million decrease in legal noticing costs. Changes by segment are discussed below.

The direct cost of bundled products and services, exclusive of depreciation and amortization, was $0.9 million for the three months ended March 31, 2009, a decrease of $0.1 million, or 10%, compared to the prior year. Changes by segment are discussed below.

Reimbursed direct costs increased $2.9 million, or 57%, to $8.0 million for the three months ended March 31, 2009, compared with $5.1 million during the prior year.  This increase directly corresponds to the increase in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $3.2 million, or 21%, to $18.3 million for the three months ended March 31, 2009. Contributing to this increase was a $2.3 million increase in compensation, commission and benefits expense, primarily resulting from expanded staffing to meet client demands, and a $1.0 million increase in share-based compensation expense. The increase in share-based compensation expense was due to nonvested share awards granted in February 2009, for which expense will be recognized over a six-month vesting period. Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs for the three months ended March 31, 2009 were $4.5 million, an increase of $0.8 million, or 22%, compared to the prior year. This increase was primarily the result of increased software amortization expense and increased hardware depreciation related to investments in our business segments.

Amortization of identifiable intangible assets for the three months ended March 31, 2009 was $1.9 million, a decrease of $0.3 million, or 15%, compared to the prior year. This decrease was the result of certain non-compete and customer contract intangible assets that are fully amortized in the current quarter, partly offset by an increase in non-compete amortization resulting from our 2008 acquisition of an electronic discovery business in the United Kingdom.

Other operating expense of $0.5 million for the three months ended March 31, 2009 primarily consists of expenses related to potential acquisitions. For the three months ended March 31, 2008, we had other operating income of $2.4 million which represented a gain we recognized related to interest rate floor options purchased during 2007.

Interest Expense

We recognized interest expense of $0.4 million for the three months ended March 31, 2009 compared with $0.5 million for the same period in the prior year.  The $0.1 million decrease in interest expense resulted from a decrease in loan fee amortization.

Effective Tax Rate

Our effective tax rate for the three months ended March 31, 2009 was 51.0% compared with an effective rate of 47.6% for the prior year. The increase compared to the prior period is primarily due to non-deductible equity compensation granted in the first quarter of 2009.  State taxes and non-deductible equity compensation are the primary reasons our tax rate is higher than the statutory federal rate of 35%.  We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

It is reasonably possible that we will recognize approximately $1.0 million of previously unrecognized tax benefits as a result of anticipated lapses in the statute of limitations during 2009 within twelve months of our reporting date.  If recognized, the $1.0 million of tax benefits would affect the effective tax rate in 2009.

Net Income

Our net income was $3.3 million for the three months ended March 31, 2009 compared to $2.7 million for the prior year, an increase of $0.6 million, or 23%. Growth in our bankruptcy segment, resulting primarily from an increase in corporate restructuring engagements, as well as growth in our settlement administration segment, contributed to the increase in net income. The increase was offset in part by increased expenses in the electronic discovery segment in support of the growth and expansion of the business, a decline in other operating income due to the gain on the interest rate floor options recognized in the prior year quarter, as well as an increase in our 2009 effective tax rate, resulting in higher tax expense.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.

Electronic Discovery Segment

Electronic discovery operating revenue from external customers before reimbursed direct costs increased $0.8 million, or 6%, to $14.0 million for the three months ended March 31, 2009, compared to $13.2 million in the prior year.  This increase is primarily attributable to additional projects from existing clients, as well as the expansion of our client base which resulted in an increase in processing revenue.

Electronic discovery direct and administrative expenses increased $2.2 million, or 31%, to $9.1 million for the three months ended March 31, 2009, compared with $6.9 million in the prior year.  This increase is primarily a result of a $1.4 million increase in compensation, commission and benefits expense resulting from expanded staffing to generate and support the continued growth and expansion of our business; a $0.3 million increase in software maintenance costs related to client service capabilities; a $0.2 million increase in building and equipment lease expense, primarily related to data center expansion; and a $0.1 million increase in travel expense.

Bankruptcy Segment

Bankruptcy operating revenue from external customers before reimbursed direct costs for the three months ended March 31, 2009 was $17.3 million, an increase of $3.9 million, or 30%, compared to $13.4 million in the prior year. This increase is primarily attributable to an increase in corporate restructuring engagements. Partially offsetting this increase was a decline in bankruptcy trustee fees, due to lower interest rates in the first three months of 2009 compared to the same 2008 period. Revenue from our Chapter 7 trustee business is expected to continue to be lower than comparable prior periods if short-term interest rates do not increase from current levels.

Bankruptcy direct and administrative expenses increased $3.5 million, or 51%, to $10.4 million for the three months ended March 31, 2009, compared to $6.9 million in prior year.  The increase is primarily attributable to a $1.1 million increase in compensation costs, due to additional staffing in support of new client retentions; a $1.0 million increase in outside services expense, resulting from several large noticing engagements; a $0.7 million increase in reimbursed direct costs, which directly corresponds to the increase in operating revenue from reimbursed direct costs; and a $0.5 million increase in intercompany expense related to call center services performed by the settlement administration segment for the bankruptcy segment. The intercompany expense is eliminated in consolidation.

Settlement Administration Segment

Settlement administration operating revenue from external customers before reimbursed direct costs was $21.2 million in the three months ended March 31, 2009, an increase of $3.9 million, or 23%, compared to the prior year. This increase was due to a $2.0 million increase in revenue primarily related to a large contract, and a $5.7 million increase in professional services revenue related to several clients. These increases were partially offset by a $3.7 million decrease in legal notification revenue.

Settlement administration direct and administrative expenses, including reimbursed direct costs, for the three months ended March 31, 2009 were $21.6 million, an increase of $0.8 million, or 4%, compared to $20.8 million in the prior year. The increase in expense is the result of an increase in call center, outside services, and mailing supplies costs of $1.3 million, which supported the large contract referenced above; and a $2.4 million increase in reimbursable expenses. These increases were partially offset by a decrease of $3.1 million in the cost of legal noticing which is directly related to the decrease in legal notification revenue.

Liquidity and Capital Resources

Operating Activities

During the three months ended March 31, 2009, our operating activities provided net cash of $2.5 million. Contributing to net cash provided by operating activities was net income of $3.3 million and increased non-cash expenses, such as depreciation and amortization and share-based compensation expense, of $7.9 million. These items were partially offset by an $8.8 million net use of cash resulting from changes in operating assets and liabilities.  The most significant change in operating assets and liabilities was a $14.0 million increase in trade accounts receivable, related to a large matter in settlement administration and several large matters in the bankruptcy segment. Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Partially offsetting the increase in accounts receivable was an increase in accounts payable and other liabilities of $5.1 million. Accounts payable will fluctuate from period to period depending on timing of purchases and payments.

Investing Activities

During the three months ended March 31, 2009, we used cash of $4.7 million for the purchase of property and equipment, including computer hardware, purchased software licenses, and purchased computer hardware. Enhancements to our existing software and the development of new software is essential to client retention and continued growth, and during the three months ended March 31, 2009, we used cash of $2.3 million to fund internal costs related to the development of software for which technological feasibility had been established. We anticipate that cash generated from operations will be adequate to fund our anticipated property, equipment, and software spending for the foreseeable future.

Financing Activities

During the three months ended March 31, 2009, we used cash to pay approximately $0.9 million for capital lease payments. This financing use of cash was partially offset by $0.6 million of net proceeds from stock issued in connection with the exercise of employee stock options. We also recognized a portion of the tax benefit related to the exercise of stock options as a financing source of cash.

As of March 31, 2009, our borrowings consisted of $51.9 million (including the fair value of the embedded option) from the contingent convertible subordinated notes, which bears interest at 4% per annum based on the $50.0 million principal amount, and approximately $8.0 million of obligations related to capital leases and deferred acquisition price payments.  During 2007, the term of our contingent convertible subordinated notes was extended to June 2010.  The notes will require the use of $50.0 million of cash at the extended maturity date if the note holders do not convert the notes into shares of our common stock.  The holders of the contingent convertible subordinated notes have the right to convert at a price of approximately $11.67 per share.  If any or all notes are converted into shares of our common stock prior to the scheduled maturity of those notes, then there will be no cash requirements associated with those converted notes, other than the regular payment of interest earned prior to the conversion date.

As of March 31, 2009 we did not have any borrowings outstanding under our $100.0 million senior revolving loan.  During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million. Interest on the credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate.  As of March 31, 2009, significant financial covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.00 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  As of March 31, 2009, we were in compliance with all financial covenants.

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

Off-balance Sheet Arrangements

We generally do not utilize off-balance sheet arrangements in our operations; however, we enter into operating leases in the normal course of business.  Our operating lease obligations are disclosed in Note 6 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2008, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes guidelines for the recognition and measurement of assets, liabilities and equity in business combinations. The provisions of SFAS 141 (R) were effective for us as of January 1, 2009. Due to the adoption of SFAS 141(R) we now expense, as incurred, acquisition-related costs for potential and completed acquisitions. Acquisition-related costs expensed in the first quarter of 2009 were approximately $0.5 million. These costs are included in “Other operating expense (income)” in our Condensed Consolidated Statements of Income. SFAS 141(R) also amends SFAS No. 109, Accounting for Income Taxes, and now requires the recognition of changes in an acquirer’s income tax valuation allowance on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) to apply the provisions of SFAS 141(R). The provisions of SFAS 141(R) will primarily apply to all future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 changes the way in which noncontrolling interests in subsidiaries are measured and classified on the balance sheet.  The provisions of SFAS 160 were effective for us as of January 1, 2009. The adoption of SFAS 160 had no impact on our consolidated financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”) which, as of February 12, 2008, indefinitely delayed the effective date of SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The provisions of FSP FAS 157-2 were effective for us as of January 1, 2009. The adoption of FSP FAS 157-2 did not have a material impact on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  The provisions of SFAS 161 were effective for us as of January 1, 2009.  The adoption of SFAS 161 had no impact on our consolidated financial position or results of operations. Disclosures required by this statement are included in Note 3.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 provides guidance on determining the useful life of a recognized intangible asset.  The provisions of FSP No. FAS 142-3 were effective for us as of January 1, 2009. The provisions of FSP FAS 142-3 had no impact on our consolidated financial position or results of operations during the quarter ended March 31, 2009 as we did not renew or extend the useful lives of any of our intangible assets.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities, and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings per Share (“SFAS 128”). The provisions of FSP EITF 03-6-1 were effective for us as of January 1, 2009, and requires all prior period income per share data presented to be adjusted retroactively. We have determined that the nonvested share awards that were granted in the first quarter of 2009 are participating securities as defined by FSP EITF 03-6-1 because they have equivalent common stock dividend rights.  Accordingly we have included these shares in our basic and diluted share calculations as appropriate.  There is no prior period impact of this guidance as there were no participating securities outstanding prior to the first quarter of 2009. Details of the income per share calculation are described in Note 4.

In June 2008, the FASB ratified the consensus reached by the EITF on three issues discussed at its June 12, 2008 meeting pertaining to EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). The issues include how an entity should evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions; how the currency in which the strike price of an equity-linked financial instrument (or embedded feature) is denominated affects the determination of whether the instrument is indexed to an entity’s own stock; and how the issuer should account for market-based employee stock option valuation. The adoption of EITF 07-5 did not have an impact on our consolidated financial position.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for us for business combinations completed on or after January 1, 2009.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. These standards are effective for periods ending after June 15, 2009.  We do not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material effect on our condensed consolidated financial statements and related disclosures.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective” and “potential.”  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements.  Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  These factors include (1) any material changes in our total number of client engagements and the volume associated with each engagement, (2) any material changes in our client’s deposit portfolio or the services required or selected by our clients in engagements, (3) material changes in the number of bankruptcy filings, class action filings or mass tort actions each year, (4) risks associated with handling of confidential data and compliance with information privacy laws, (5) changes in or the effects of pricing structures and arrangements, (6) risks associated with the integration of acquisitions into our existing business operations, (7) risks associated with our indebtedness, (8) risks associated with foreign currency fluctuations, (9) risks associated with developing and providing software and internet-based technology solutions to our clients, and (10) other risks detailed from time to time in our SEC filings, including our annual report on Form 10-K. In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements contained herein to reflect future events or developments.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed include interest rates under our senior revolving credit facility, foreign exchange rates giving rise to translation, and fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue.

Interest on our senior revolving credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate. There were no amounts due under our senior revolving credit facility as of March 31, 2009; thereby we had no market risk exposure.

We have limited operations outside of the United States, therefore, a portion of our revenues and expenses are incurred in a currency other than U.S. dollars.   We do not utilize hedge instruments to manage the exposures associated with fluctuating currency exchange rates.  The company’s operating results are exposed to changes in exchange rates between the U.S. dollar and the functional currency of the country where we have operations. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues and expenses denominated in foreign currencies increases.  When the U.S. dollar strengthens, the opposite situation occurs.

We currently do not hold any interest rate floor options or other derivatives.

ITEM 4.          CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1.          LEGAL PROCEEDINGS

There have been no material changes in the litigation summarized in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A.       RISK FACTORS

There have been no material changes in our Risk Factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 6.          EXHIBITS

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

Epiq Systems, Inc.

Date:	April 29, 2009	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	April 29, 2009	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)