Form 10-Q
period 2009-06-30
EPIQ SYSTEMS INC
filed 2009-07-30
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	For the Quarterly Period Ended June 30, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 0-22081

EPIQ SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Missouri	48-1056429
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

501 Kansas Avenue, Kansas City, Kansas 66105-1300

(Address of principal executive office)

913-621-9500

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock at July 24, 2009:

Class	Outstanding
Common Stock, $0.01 par value	36,156,629

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EPIQ SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE:
Case management services	$35,812	$35,928	$70,346	$64,724
Case management bundled products and services	3,476	4,463	6,803	9,754
Document management services	17,851	16,546	32,603	26,360
Operating revenue before reimbursed direct costs	57,139	56,937	109,752	100,838
Operating revenue from reimbursed direct costs	9,051	7,905	17,266	13,014
Total Revenue	66,190	64,842	127,018	113,852

OPERATING EXPENSE:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	19,723	24,438	39,393	43,264
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	855	908	1,710	1,855
Reimbursed direct costs	9,035	7,880	17,082	13,002
General and administrative	23,844	18,221	42,151	33,300
Depreciation and software and leasehold amortization	4,552	3,853	9,066	7,563
Amortization of identifiable intangible assets	1,818	2,325	3,754	4,603
Other operating expense (income)	13	859	484	(1,512)
Total Operating Expense	59,840	58,484	113,640	102,075

INCOME FROM OPERATIONS	6,350	6,358	13,378	11,777

INTEREST EXPENSE (INCOME):
Interest expense	365	441	738	932
Interest income	(16)	(36)	(51)	(180)
Net Interest Expense	349	405	687	752

INCOME BEFORE INCOME TAXES	6,001	5,953	12,691	11,025

PROVISION FOR INCOME TAXES	3,115	2,799	6,527	5,214

NET INCOME	$2,886	$3,154	$6,164	$5,811

NET INCOME PER SHARE INFORMATION:
Basic	$0.08	$0.09	$0.17	$0.16
Diluted	$0.08	$0.08	$0.16	$0.15
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,776	35,424	35,731	35,357
Diluted	41,854	41,634	41,895	41,510

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	June 30, 2009	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,215	$19,006
Trade accounts receivable, less allowance for doubtful accounts of $2,540 and $2,600, respectively	54,445	48,540
Prepaid expenses	6,188	6,015
Other current assets	2,259	2,552
Total Current Assets	91,107	76,113

LONG-TERM ASSETS:
Property and equipment, net	39,419	39,951
Internally developed software costs, net	12,501	11,024
Goodwill	264,405	263,871
Other intangibles, net of accumulated amortization of $45,578 and $41,714, respectively	23,200	26,851
Other	968	1,136
Total Long-term Assets, net	340,493	342,833
Total Assets	$431,600	$418,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,378	$12,781
Accrued compensation	6,243	7,525
Deposits	2,811	2,150
Deferred revenue	2,001	2,363
Other accrued expenses	3,034	2,628
Current maturities of long-term obligations	56,626	5,912
Total Current Liabilities	85,093	33,359

LONG-TERM LIABILITIES:
Deferred income taxes	21,427	20,988
Other long-term liabilities	10,371	8,794
Long-term obligations (excluding current maturities)	655	55,310
Total Long-term Liabilities	32,453	85,092

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; issued and outstanding — 36,147,978 and 35,657,823 shares	361	357
Additional paid-in capital	243,914	237,644
Accumulated other comprehensive loss	(1,562)	(2,683)
Retained earnings	71,341	65,177
Total Stockholders’ Equity	314,054	300,495
Total Liabilities and Stockholders’ Equity	$431,600	$418,946

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2008	35,658	$357	$237,644	$65,177	$(2,683)	$300,495

Comprehensive income:

Net income	—	—	—	6,164	—	6,164
Foreign currency translation adjustment	—	—	—	—	1,121	1,121
Total comprehensive income	—	—	—	—	—	7,285

Share-based compensation plans	490	4	6,270	—	—	6,274
Balance at June 30, 2009	36,148	$361	$243,914	$71,341	$(1,562)	$314,054

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2007	35,277	$353	$231,984	$51,341	$4	$283,682

Comprehensive income:

Net income	—	—	—	5,811	—	5,811
Foreign currency translation adjustment	—	—	—	—	35	35
Total comprehensive income	—	—	—	—	—	5,846

Share-based compensation plans	227	2	3,000	—	—	3,002
Balance at June 30, 2008	35,504	$355	$234,984	$57,152	$39	$292,530

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,164	$5,811
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	4,256	1,396
Expense for deferred income taxes	510	419
Depreciation and software amortization	9,066	7,563
Expense related to embedded option	(805)	(805)
Amortization of intangible assets	3,754	4,603
Other, net	1,033	467
Changes in operating assets and liabilities:
Trade accounts receivable	(6,296)	(16,543)
Prepaid expenses and other assets	(186)	74
Accounts payable and other liabilities	3,867	10,811
Excess tax benefit related to share-based compensation	(304)	(27)
Other	(69)	1,364
Net cash provided by operating activities	20,990	15,133

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,508)	(8,569)
Internally developed software costs	(3,842)	(2,882)
Cash paid for business acquisition, net of cash acquired	—	(4,712)
Other investing activities, net	57	10
Net cash used in investing activities	(10,293)	(16,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	—	2,000
Payments on revolver	—	(2,000)
Payments under long-term obligations	(3,319)	(2,622)
Excess tax benefit related to share-based compensation	304	27
Proceeds from exercise of stock options	1,561	1,429
Net cash used in financing activities	(1,454)	(1,166)

Effect of exchange rate changes on cash	(34)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,209	(2,186)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,006	13,415
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,215	$11,229

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

In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through July 30, 2009, the date the financial statements were issued.

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

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes guidelines for the recognition and measurement of assets, liabilities and equity in business combinations. The provisions of SFAS 141(R) were effective for us as of January 1, 2009. Due to the adoption of SFAS 141(R) we now expense, as incurred, acquisition-related costs for potential and completed acquisitions. Acquisition-related costs expensed in the first six months of 2009 were approximately $0.5 million. These costs are included in “Other operating expense (income)” in our Condensed Consolidated Statements of Income. SFAS 141(R) also amends SFAS No. 109, Accounting for Income Taxes, and now requires the recognition of changes in an acquirer’s income tax valuation allowance on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) to apply the provisions of SFAS 141(R). The provisions of SFAS 141(R) will primarily apply to all future acquisitions.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 provides guidance on determining the useful life of a recognized intangible asset.  The provisions of FSP FAS 142-3 were effective for us as of January 1, 2009. The provisions of FSP FAS 142-3 had no impact on our consolidated financial position or results of operations during the six months ended June 30, 2009 as we did not renew or extend the useful lives of any of our intangible assets.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. These standards are effective for periods ending after June 15, 2009.  The disclosures required by this guidance are included in Note 8.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of SFAS 165 are effective for reporting periods ending after June 15, 2009. The disclosures required by SFAS 165 are included in Note 1.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for periods ending after September 15, 2009.  We do not expect the adoption of SFAS 168 in the third quarter of 2009 will have an impact on our condensed consolidated financial position, but the adoption will change the format of the references to accounting guidance within our regulatory filings.

NOTE 2:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first six months of 2009 was as follows (in thousands):

	Electronic Discovery	Bankruptcy	Settlement Administration	Total
Balance as of December 31, 2008	$79,586	$151,438	$32,847	$263,871
Foreign currency translation and other	534	—	—	534
Balance as of June 30, 2009	$80,120	$151,438	$32,847	$264,405

Amortizing identifiable intangible assets as of June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$40,089	$24,002	$39,986	$22,039
Trade names	745	745	745	745
Non-compete agreements	27,944	20,831	27,834	18,930
	$68,778	$45,578	$68,565	$41,714

Customer relationships and non-compete agreements both carry a weighted average life of eight years. Aggregate amortization expense related to identifiable intangible assets was $1.8 million and $2.3 million for the three months ended June 30, 2009 and 2008, respectively, and was $3.8 million and $4.6 million for the six months ended June 30, 2009 and 2008, respectively.  Amortization expense related to identifiable intangible assets for fiscal year 2009 and the following five years is estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2009	$7,601
2010	6,692
2011	4,832
2012	4,652
2013	3,070
2014	192
$27,039

NOTE 3:   LONG-TERM OBLIGATIONS

The following is a summary of long-term obligations outstanding (in thousands):

	June 30,	December 31,
	2009	2008
Contingent convertible subordinated debt, including embedded option	$51,543	$52,348
Capital leases	2,863	4,682
Deferred acquisition price	2,875	4,192
Total long-term obligations, including current portion	57,281	61,222
Current maturities of long-term obligations	(56,626)	(5,912)
Long-term obligations	$655	$55,310

Credit Facilities

During July 2008, we amended and restated our credit facility.  The amended credit facility, with KeyBank National Association as administrative agent, consists of a $100.0 million senior revolving loan.  The facility matures in July 2011.  During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.  The amended credit facility is secured by liens on our real property and a significant portion of our personal property.  Interest on the amended credit facility is generally based on a spread, not to exceed 325 basis points, over the LIBOR rate.  There were no amounts due under the senior revolving credit loan as of June 30, 2009 or December 31, 2008. To determine the amount that we may borrow, the $100.0 million available under the revolving loan is reduced by $1.8 million in outstanding letters of credit as of June 30,2009.

Our amended credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements and total debt.  In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As of June 30, 2009, we were in compliance with all financial covenants.

Contingent Convertible Subordinated Notes

During June 2004, we issued $50.0 million of contingent convertible subordinated notes (“convertible notes”) with a fixed 4% per annum interest rate and an original maturity of June 15, 2007.  The holders of the convertible notes had the right to extend the maturity date by up to three years.  In April 2007, the holders exercised this right and the maturity date of the convertible notes was extended to June 15, 2010.  If we change our capital structure (for example, through a stock dividend or stock split) while the convertible notes are outstanding, the conversion price would be adjusted on a consistent basis and, accordingly, the number of shares of common stock we would issue on conversion would be adjusted.  The convertible notes are convertible into 4.3 million shares of our common stock at a price of approximately $11.67 per share, and do not contain the right to any dividends. We have the right to require that the holders of the convertible notes convert to equity if our share price exceeds $23.33 on a weighted average basis for 20 consecutive trading days.

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the right to extend the maturity of the convertible notes was accounted for as an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the convertible notes balance was reduced by the same amount.  During April 2007, the holders of the convertible notes exercised their right to extend and we performed a final valuation to estimate the fair value of the embedded option as of the approximate date of the extension.  The estimated fair value of the embedded option at this date, included as a component of the convertible notes, was approximately $4.8 million. The $4.8 million estimated fair value of the embedded option is amortized as a credit to “Interest expense” on the Condensed Consolidated Statements of Income over the period to the extended maturity, which is June 15, 2010. The balance of this embedded option is included as a component of “Current maturities of long-term obligations” on the Condensed Consolidated Balance Sheet at June 30, 2009 and is a component of “Long-term obligations (excluding current maturities)” at December 31, 2008. If any convertible notes are converted into shares of our common stock prior to June 15, 2010, the unamortized embedded option value related to those shares will be recognized as a gain in the period the conversion occurs.  The above changes related to the carrying value of the convertible notes, the estimated fair value of the embedded option, and the amortization of the fair value of the embedded option do not affect our cash flow.

Capital Leases

We lease certain property and software under capital leases that expire during various years through 2011.

Scheduled Principal Payments

Our long-term obligations, consisting of convertible notes (including the carrying value of the embedded option), deferred acquisition price, and capitalized leases, mature as follows for each twelve-month period ending June 30 (in thousands):

2010	$56,626
2011	605
2012	50
2013	—
2014	—
Total	$57,281

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

As prescribed in FSP EITF 03-6-1, which we adopted in the first quarter of 2009, we have determined that the nonvested share awards (also referred to as restricted stock awards) that were issued during the quarter are participating securities because they have non-forfeitable rights to dividends. Accordingly, the basic net income per share calculation below is calculated under the two-class method calculation, which is discussed in SFAS 128. In determining the number of diluted shares outstanding, we are required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation. For the three and six months ended June 30, 2009, the two-class method calculation was more dilutive; therefore, the diluted net income per share information below is presented following the two-class method. While FSP EITF 03-6-1 requires retrospective application, there is no impact to our prior year calculation as we did not have any participating securities outstanding during the prior year.

The computation of basic and diluted net income per share for the three and six months ended June 30, 2009 is as follows (in thousands, except per share data):

	Three months ended June 30, 2009			Six months ended June 30, 2009
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount

Net income	$2,886			$6,164
Less: net income allocated to nonvested shares (1)	(24)			(35)

Basic net income available to common stockholders	2,862	35,776	$0.08	6,129	35,731	$0.17

Effect of dilutive securities:
Stock options	—	1,792		—	1,878
Convertible debt	301	4,286		599	4,286
Add-back: net income allocated to nonvested shares(1)	24	—		35	—
Less: net income re-allocated to nonvested shares	(23)	—		(33)	—

Diluted net income available to common stockholders	$3,164	41,854	$0.08	$6,730	41,895	$0.16

(1)             Net income allocated to holders of nonvested shares is calculated based upon a weighted average percentage of nonvested shares in relation to total shares outstanding.

The computation of basic and diluted net income per share for the three and six months ended June 30, 2008, is as follows (in thousands, except per share data):

	Three months ended June 30, 2008			Six months ended June 30, 2008
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount

Basic net income per common share	$3,154	35,424	$0.09	$5,811	35,357	$0.16
Effect of dilutive securities:
Stock options	—	1,924		—	1,867
Convertible debt	301	4,286		603	4,286
Diluted net income per share	$3,455	41,634	$0.08	$6,414	41,510	$0.15

For the three month period ended June 30, 2009 and 2008, weighted-average outstanding stock options totaling approximately 1.9 million for both periods were antidilutive, and therefore not included in the computation of diluted net income per share. For the six month period ended June 30, 2009 and 2008, weighted-average outstanding stock options totaling approximately 1.8 million and 1.7 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted net income per share.

NOTE 5:   SHARE-BASED COMPENSATION

The 2004 Equity Incentive Plan, as amended (the “2004 Plan”), limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and nonvested share awards under the 2004 Plan to 7,500,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited will generally be available for future grants. At June 30, 2009, there were approximately 1,341,000 shares of common stock available for future equity-related grants under the 2004 Plan.

During the six months ended June 30, 2009, we granted 285,000 nonvested share awards at a weighted-average grant date price of $14.49 per share, which vest six months after the date of grant, 40,000 stock options with a weighted-average exercise price of $14.49 per share, which vest 20% per year over five years, and 171,000 stock options with a weighted-average exercise price of $16.02, which vest over a seven year period at 20% per year over the five year period beginning on the third anniversary of the grant.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2009 and 2008 was $8.00 per option and $5.88 per option, respectively. The weighted-average assumptions used for the calculation of these values, utilizing the Black-Scholes methodology, were as follows:

	Six Months Ended
	June 30, 2009	June 30, 2008
Expected volatility (%)	47.0	41.0
Dividend yield (%)	—	—
Risk-free interest rate (%)	2.7	2.6
Expected life of stock option (years)	6.2	5.0

During the three months ended June 30, 2009 and 2008, we recognized share-based compensation expense, which is a non-cash charge, for stock option and nonvested share awards of approximately $2.8 million and $0.9 million, respectively, of which $0.1 million and $0.2 million, respectively, is included under the caption “Direct cost of services” and $2.7 million and $0.7 million, respectively, is included under the caption “General and administrative” on the accompanying Condensed Consolidated Statements of Income.

During the three months ended June 30, 2009 and 2008, we recognized a net tax benefit of approximately $0.6 million and $0.3 million, respectively, related to aggregate share-based compensation expense recognized during the same period.

During the six months ended June 30, 2009 and 2008, we recognized share-based compensation expense, which is a non-cash charge, for stock option and nonvested share awards of approximately $4.3 million and $1.4 million, respectively, of which $0.3 million and $0.5 million, respectively, is included under the caption “Direct cost of services” and $4.0 million and $0.9 million, respectively, is included under the caption “General and administrative” on the accompanying Condensed Consolidated Statements of Income.

During the six months ended June 30, 2009 and 2008, we recognized a net tax benefit of approximately $1.0 million and $0.5 million, respectively, related to aggregate share-based compensation expense recognized during the same period. As of June 30, 2009, there was $10.6 million of total unrecognized compensation cost related to nonvested share-based awards, which will be recognized over a weighted-average period of 2.9 years.

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

Following is a summary of segment information for the three months ended June 30, 2009. The intersegment revenues in the three months ended June 30, 2009 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended June 30, 2009
	Electronic Discovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue from external customers before reimbursed direct costs	$14,335	$24,078	$18,726	$—	$57,139
Intersegment revenue	—	1	607	(608)	—

Operating revenue before reimbursed direct costs	14,335	24,079	19,333	(608)	57,139
Operating revenue from reimbursed direct costs	37	3,196	5,818	—	9,051
Total revenue	14,372	27,275	25,151	(608)	66,190

Direct costs, general and administrative costs	9,981	14,774	19,953	(608)	44,100
Segment performance measure	$4,391	$12,501	$5,198	$—	$22,090

Following is a summary of segment information for the three months ended June 30, 2008. Intersegment revenues for this period were not considered material to the segment reporting information.

	Three Months Ended June 30, 2008
	Electronic Discovery	Bankruptcy	Settlement Administration	Total
	(in thousands)
Revenue:
Operating revenue from external customers before reimbursed direct costs	$16,278	$12,498	$28,161	$56,937
Operating revenue from reimbursed direct costs	19	869	7,017	7,905
Total revenue	16,297	13,367	35,178	64,842

Direct costs, general and administrative costs	8,233	7,226	29,128	44,587
Segment performance measure	$8,064	$6,141	$6,050	$20,255

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Three Months Ended June 30,
	2009	2008

Segment performance measure	$22,090	$20,255
Corporate and unallocated expenses	(6,574)	(5,988)
Share-based compensation expense	(2,783)	(872)
Depreciation and software and leasehold amortization	(4,552)	(3,853)
Amortization of intangible assets	(1,818)	(2,325)
Other operating expense	(13)	(859)
Interest expense, net	(349)	(405)
Income before income taxes	$6,001	$5,953

Following is a summary of segment information for the six months ended June 30, 2009. The intersegment revenues in the six months ended June 30, 2009 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Six Months Ended June 30, 2009
	Electronic Discovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue from external customers before reimbursed direct costs	$28,384	$41,406	$39,962	$—	$109,752
Intersegment revenue	—	1	1,120	(1,121)	—

Operating revenue before reimbursed direct costs	28,384	41,407	41,082	(1,121)	109,752
Operating revenue from reimbursed direct costs	62	4,719	12,485	—	17,266
Total revenue	28,446	46,126	53,567	(1,121)	127,018

Direct costs, general and administrative costs	19,107	25,204	41,567	(1,121)	84,757
Segment performance measure	$9,339	$20,922	$12,000	$—	$42,261

Following is a summary of segment information for the six months ended June 30, 2008. Intersegment revenues for this period were not considered material to the segment reporting information.

	Six Months Ended June 30, 2008
	Electronic Discovery	Bankruptcy	Settlement Administration	Total
	(in thousands)
Revenue:
Operating revenue from external customers before reimbursed direct costs	$29,516	$25,862	$45,460	$100,838
Operating revenue from reimbursed direct costs	121	1,701	11,192	13,014
Total revenue	29,637	27,563	56,652	113,852

Direct costs, general and administrative costs	15,178	14,124	49,893	79,195
Segment performance measure	$14,459	$13,439	$6,759	$34,657

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Six Months Ended June 30,
	2009	2008

Segment performance measure	$42,261	$34,657
Corporate and unallocated expenses	(11,323)	(10,830)
Share-based compensation expense	(4,256)	(1,396)
Depreciation and software and leasehold amortization	(9,066)	(7,563)
Amortization of intangible assets	(3,754)	(4,603)
Other operating (expense) income	(484)	1,512
Interest expense, net	(687)	(752)
Income before income taxes	$12,691	$11,025

Following are total assets by segment (in thousands):

	June 30, 2009	December 31, 2008
Assets
Electronic Discovery	$141,214	$139,216
Bankruptcy	188,105	184,906
Settlement Administration	58,736	60,146
Corporate and unallocated	43,545	34,678
Total consolidated assets	$431,600	$418,946

NOTE 7: DERIVATIVES

Interest Rate Floors

A portion of our bankruptcy trustee revenue is subject to variability based on fluctuations in short-term interest rates. During 2007, in order to limit our economic exposure to market fluctuations in interest rates, we purchased one-month LIBOR based interest rate floor options with a total notional amount of $800 million and initial contractual maturity of three years. We accounted for this transaction pursuant to the guidance contained in SFAS 133 which requires that all derivative instruments be recorded on the balance sheet at fair value. As the interest rate floor options were not designated as an accounting hedge, changes in the fair value of the derivatives were recorded each period in current earnings. In February 2008, we sold the interest rate floor options and realized a $3.5 million gain. The $2.4 million difference between the realized gain of $3.5 million and the previously unrealized gain of $1.1 million was included as a component of “Other operating expense (income)” for the six months ended June 30, 2008 on the accompanying Condensed Consolidated Statements of Income. As of June 30, 2009 we did not hold any interest rate floor options, other derivatives, or auction rate securities.

NOTE 8:                        FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets

The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1 and are presented in the following table at June 30, 2009 and December 31, 2008. As of June 30, 2009 and December 31, 2008, the carrying value of our trade accounts receivable approximated fair value.

		Estimated Fair Value Measurements
Items Measured at Fair Value on a	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Recurring Basis	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2009:
Financial Assets:
Money market funds	$22,410	$22,410	$—	$—

December 31, 2008:
Financial Assets:
Money market funds	$19,340	$19,340	$—	$—

Liabilities

As of June 30, 2009 and December 31, 2008, the carrying value of accounts payable, deferred acquisition price payments, capital leases, and the embedded option related to our convertible notes approximated fair value. As of both June 30, 2009 and December 31, 2008, the carrying value of convertible debt was approximately $50.0 million. The fair value of our convertible debt was estimated at $65.9 million and $71.6 million as of June 30, 2009 and December 31, 2008, respectively. This amount was estimated by taking the $50.0 million in outstanding debt, divided by the conversion price of $11.67 per share, to arrive at an estimated number of shares that would be issued assuming conversion of all of the notes. The estimated number of shares was then multiplied by the closing price of our common stock on the last day of the respective reporting period to arrive at an estimate of the fair value of our convertible debt.

NOTE 9:                        SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2009	2008

Cash paid for:
Interest	$1,570	$1,489
Income taxes paid, net	4,121	3,427
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable	1,047	2,188

NOTE 10:                                         ACQUISITIONS

On April 4, 2008, our wholly-owned subsidiary, Epiq Systems Holding B.V., acquired all of the equity of Uberdevelopments Limited and its wholly-owned operating subsidiary, Pinpoint Global Limited (collectively, “Pinpoint”), an electronic discovery business with operations in the United Kingdom. The value of the transaction was $7.1 million, consisting of $4.9 million of cash, $1.7 million of deferred payments and $0.5 million of capitalized transaction costs. Certain revenue targets were satisfied as of September 30, 2008, which required an additional payment of $0.6 million in the fourth quarter of 2008; and the accrual of an additional payment of approximately £545,000 (as of June 30, 2009 approximately $0.9 million, including interest) due in 2010. These additional payments were recorded as purchase price adjustments. If certain other revenue targets are satisfied prior to the second and third anniversary dates of the agreement, we are required to make additional payments. We have determined that it is probable that these targets will be satisfied and have been accruing a liability for total payments of approximately £400,000 (as of June 30, 2009 approximately $0.7 million). These amounts are recorded as compensation expense over the contingency period.

The allocation of the purchase price was as follows: $0.3 million to net assets, $1.1 million to customer contracts, $1.1 million to non-compete agreements, $0.7 million to establish a deferred tax liability related to the acquired intangible assets, and $5.3 million to goodwill. The purchase price in excess of the value of the acquired identifiable net assets reflects the strategic value we placed on Pinpoint as this acquisition facilitated the expansion of our electronic discovery business in the United Kingdom.

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

In October 2008, the company and the individual defendants filed a motion to dismiss the plaintiff’s complaint on a variety of grounds. The Court entered a Memorandum and Order on June 3, 2009 with respect to the dismissal motion, which Order: (i) barred certain of plaintiff’s federal securities law claims arising before July 29, 2005, leaving only the claim for the stock option grant dated June 3, 2006; (ii)  held that the statute of limitations was tolled on those federal securities law claims; (iii) barred plaintiff’s other federal securities law claims arising before December 9, 2003; (iv) declined to rule at that time on defendants’ motions to dismiss plaintiff’s state law claims based on any statute of repose or statute of limitations; (v) dismissed plaintiff’s state law claim for constructive fraud; and (vi) held that plaintiff’s complaint stated federal securities law and state law claims with sufficient particularity to avoid dismissal at this stage in the proceedings.

The individual defendants and the company have filed an answer denying the plaintiff’s claims. Discovery in this action is just beginning and is expected to continue until summer 2010.

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

Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the electronic discovery process for complex litigation matters. The impacts of current economic conditions for the electronic discovery market have resulted in customers delaying new litigation or starting-up activities related to new signed projects due to budgetary constraints, as well as pricing pressures in the industry, as discussed in more detail below.

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

In the first half of 2009, we opened new offices in Brussels and Hong Kong, established global reach for our data centers in the U.S., Europe and Asia and expanded our offerings to include data forensics and collections services and document review services. We expect industry pricing pressures, as well as a slower pace in the start-up of litigation matters, both of which can be attributed to the current economic climate, to continue for the remainder of 2009.

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

As reported by the Administrative Office of the U.S. Courts, bankruptcy filings for the 12 month period ended March 31, 2009 increased 33% versus the same period in 2008. During this period, Chapter 7 filings increased 46%, Chapter 11 filings increased 69%, and Chapter 13 filings increased 11%. The frequently long-term, multi-year nature of corporate restructuring bankruptcy engagements provides us visibility into potential revenues in future periods. For the Chapter 7 trustee services component of the bankruptcy segment, the increase in filings is expected to translate into growth in client deposit balances related to asset liquidations taking place in a higher number of cases and pricing is not expected to change for the remainder of 2009.

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

A large Settlement Administration contract with IBM in support of the federal government’s analog to digital television conversion program, which was launched in the fourth quarter of 2007 and contributed 22% of our consolidated revenue during the year ended December 31, 2008, was substantially completed in the second quarter of 2009 and will conclude in the third quarter of 2009.

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

Results of Operations for the Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008

Consolidated Results

Revenue

Total revenue was $66.2 million for the three months ended June 30, 2009, an increase of $1.3 million, or 2%, as compared to the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Operating revenue from reimbursed direct costs was $9.1 million, an increase of $1.2 million, or 14%, from $7.9 million in the period year. Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating revenue before reimbursed direct costs, was $57.1 million in the three months ended June 30, 2009, an increase of $0.2 million, as compared to the prior year. The increase consists of an $11.5 million increase in the bankruptcy segment, largely offset by a $1.9 million decrease in the electronic discovery segment and a $9.4 million decrease in the settlement administration segment. Changes by segment are discussed below.

Operating Expense

The direct cost of services, exclusive of depreciation and amortization, was $19.7 million for the three months ended June 30, 2009, a decrease of $4.7 million, or 19%, as compared to $24.4 million in the prior year. Contributing to this decrease was a $3.9 million decrease in the cost of outside services, primarily related to temporary help and mailing; a $2.0 million decrease in legal noticing costs; and a $0.5 million decrease in production supplies. These decreases were partially offset by a $1.0 million increase in compensation related expense; a $0.3 million increase in software maintenance costs related to client service capabilities; a $0.2 million increase in equipment expense; and a $0.2 million increase in insurance expense. Changes by segment are discussed below.

The direct cost of bundled products and services, exclusive of depreciation and amortization, remained flat at $0.9 million for the three months ended June 30, 2009 and 2008. Changes by segment are discussed below.

Reimbursed direct costs increased $1.1 million, or 15%, to $9.0 million for the three months ended June 30, 2009, compared with $7.9 million during the prior year.  This increase directly corresponds to the increase in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $5.6 million, or 31%, to $23.8 million for the three months ended June 30, 2009. Contributing to this increase was a $3.3 million increase in compensation, commission and benefits expense, a $2.1 million increase in share-based compensation expense for nonvested share awards granted in February 2009, and a $0.5 million increase in outside services. Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs for the three months ended June 30, 2009 were $4.6 million, an increase of $0.7 million, or 18%, compared to the prior year. This increase was primarily the result of increased software amortization expense and increased hardware depreciation related to investments in our business segments.

Amortization of identifiable intangible assets for the three months ended June 30, 2009 was $1.8 million, a decrease of $0.5 million, or 22%, compared to the prior year. This decrease was the result of certain non-compete and customer contract intangible assets that were fully amortized in the first quarter of 2009.

Other operating expense for the three months ended June 30, 2009 decreased by approximately $0.9 million. For the three months ended June 30, 2008, we had other operating expense of $0.9 million which consisted of acquisition-related expenses.

Interest Expense

We recognized interest expense of approximately $0.4 million for the three months ended June 30, 2009 and for the three months ended June 30, 2008.

Effective Tax Rate

Our effective tax rate for the three months ended June 30, 2009 was 51.9% compared with an effective rate of 47.0% for the prior year. The increase compared to the prior year is primarily related to non-deductible equity compensation expense in 2009 for which a comparable expense did not exist in the prior year.  State taxes and non-deductible equity compensation are the primary reasons our tax rate is higher than the statutory federal rate of 35%.  We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

It is reasonably possible that we will recognize approximately $1.0 million of previously unrecognized tax benefits as a result of anticipated lapses in the statute of limitations during 2009 within twelve months of our reporting date.  If recognized, the $1.0 million of tax benefits would affect the effective tax rate in 2009.

Net Income

Our net income was $2.9 million for the three months ended June 30, 2009 compared to $3.2 million for the prior year, a decrease of $0.3 million, or 8%. The growth in our bankruptcy segment, which was the result of an increase in corporate restructuring retentions; was offset by a decline in our settlement administration segment, due primarily to the wind-down of the digital conversion contract; and our electronic discovery segment, driven by lower revenues related to the current economic climate and increased expenses related to expansion of service offerings and geographic expansion in this segment; an increase in share based compensation expense; and an increase in our 2009 effective tax rate, resulting in higher tax expense.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.

Electronic Discovery Segment

Electronic discovery operating revenue from external customers before reimbursed direct costs for the three months ended June 30, 2009 was $14.3 million, a decrease of $1.9 million, or 12%, compared to the prior year.  The change from the prior year is primarily related to industry pricing pressures, the impact of which was an approximate 10% decline in the average price of services, as well as a slower pace in the start-up of litigation matters, both of which can be attributed to the current economic climate.

Electronic discovery direct and administrative expenses were $10.0 million for the three months ended June 30, 2009, an increase of $1.7 million, or 21%, compared to the prior year.  This increase is primarily a result of a $1.1 million increase in compensation, commission and benefits expense related to the expansion of service offerings and geographic expansion; a $0.3 million increase in software maintenance costs; a $0.1 million increase in building and equipment lease expense, primarily related to data center expansion; and an increase of $0.2 million in outside services expense.

Bankruptcy Segment

Bankruptcy operating revenue from external customers before reimbursed direct costs for the three months ended June 30, 2009 was $24.1 million, an increase of $11.5 million, or 93%, compared to $12.5 million in the prior year. This increase is primarily attributable to an increase in corporate restructuring engagements. Partially offsetting this increase was a slight decline in bankruptcy trustee fees, as an increase in average deposit balances was more than offset by lower interest rates compared to the prior year period.

Bankruptcy direct and administrative expenses increased $7.6 million, or 104%, to $14.8 million for the three months ended June 30, 2009, compared to $7.2 million in prior year. The increase is primarily attributable to a $2.5 million increase in compensation related expense, due primarily to expanded staffing in support of new client engagements; a $1.5 million increase in outside services expense; a $2.3 million increase in reimbursed direct costs, which directly corresponds to the increase in operating revenue from reimbursed direct costs; a $0.4 million increase in noticing expense; and a $0.6 million increase in call center services.

Settlement Administration Segment

Settlement administration operating revenue from external customers before reimbursed direct costs was $18.7 million in the three months ended June 30, 2009, a decrease of $9.4 million, or 34%, compared to the prior year. This decrease was primarily related to a decline of $7.6 million related to the digital conversion contract which was substantially completed during the second quarter of 2009, and a $2.1 million decrease in legal notification revenue.

Settlement administration direct and administrative expenses, including reimbursed direct costs, for the three months ended June 30, 2009 were $20.0 million, a decrease of $9.1 million, or 31%, compared to $29.1 million in the prior year. The decrease in expense is the result of a decrease in call center, outside services, and mailing supplies costs of $6.2 million, which supported the digital conversion contract referenced above in the prior year; a $1.9 million decrease in the cost of legal noticing, which is directly related to the decrease in legal notification revenue; and a $1.2 million decrease in reimbursable expenses.

Results of Operations for the Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

Consolidated Results

Revenue

Total revenue was $127.0 million for the six months ended June 30, 2009, an increase of $13.2 million, or 12%, as compared to the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Operating revenue from reimbursed direct costs was $17.3 million, an increase of $4.3 million, or 33%, from $13.0 million in the period year. Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating revenue before reimbursed direct costs was $109.8 million in the six months ended June 30, 2009, an increase of $8.9 million, or 9%, as compared to the prior year. The increase consists of a $15.5 million increase in the bankruptcy segment, partially offset by a $5.5 million decrease in the settlement administration segment, and a $1.1 million decrease in the electronic discovery segment. Changes by segment are discussed below.

Operating Expense

The direct cost of services, exclusive of depreciation and amortization, was $39.4 million for the six months ended June 30, 2009, a decrease of $3.9 million, or 9%, as compared to $43.3 million in the prior year. Contributing to this decrease was a $5.1 million decrease in legal noticing costs and a $3.1 million decrease in the cost of outside services, primarily related to temporary help and mailing in the prior year period. These decreases were partially offset by an increase of $2.3 million in compensation related expense; a $1.0 million increase in production supplies; a $0.6 million increase in software maintenance costs; a $0.3 million increase in equipment expense; and a $0.2 million increase in insurance expense.

The direct cost of bundled products and services, exclusive of depreciation and amortization, was $1.7 million for the six months ended June 30, 2009, a decrease of $0.1 million, or 8%, compared to the prior year. Changes by segment are discussed below.

Reimbursed direct costs increased $4.1 million, or 31%, to $17.1 million for the six months ended June 30, 2009, compared with $13.0 million during the prior year.  This increase directly corresponds to the increase in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $8.9 million, or 27%, to $42.2 million for the six months ended June 30, 2009. Contributing to this increase was a $5.6 million increase in compensation, commission and benefits expense, and a $3.1 million increase in share-based compensation expense for nonvested share awards granted in February 2009. Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs for the six months ended June 30, 2009 were $9.1 million, an increase of $1.5 million, or 20%, compared to the prior year. This increase was primarily the result of increased software amortization expense and increased hardware depreciation related to investments in our business segments.

Amortization of identifiable intangible assets for the six months ended June 30, 2009 was $3.8 million, a decrease of $0.8 million, or 18%, compared to the prior year. This decrease was the result of certain non-compete and customer contract intangible assets that were fully amortized in the current year; partly offset by an increase in non-compete amortization resulting from our acquisition of an electronic discovery business in the United Kingdom in the second quarter of 2008.

Other operating expense of $0.5 million for the six months ended June 30, 2009 primarily consists of expenses related to potential acquisitions. For the six months ended June 30, 2008, we had other operating income of $1.5 million which was comprised of a gain of $2.4 million that we recognized related to interest rate floor options purchased during 2007; partially offset by acquisition-related expenses of $0.9 million.

Interest Expense

We recognized interest expense of $0.7 million for the six months ended June 30, 2009 compared with $0.9 million for the same period in the prior year.  The $0.2 million decrease in interest expense resulted from a decrease in loan fee amortization.

Effective Tax Rate

Our effective tax rate for the six months ended June 30, 2009 was 51.4% compared with an effective rate of 47.3% for the prior year. The increase compared to the prior year is primarily related to non-deductible equity compensation in 2009 for which a comparable expense did not exist in the prior year. State taxes and non-deductible equity compensation are the primary reasons our tax rate is higher than the statutory federal rate of 35%. We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

It is reasonably possible that we will recognize approximately $1.0 million of previously unrecognized tax benefits as a result of anticipated lapses in the statute of limitations during 2009 within twelve months of our reporting date.  If recognized, the $1.0 million of tax benefits would affect the effective tax rate in 2009.

Net Income

Our net income was $6.2 million for the six months ended June 30, 2009 compared to $5.8 million for the prior year, an increase of $0.4 million, or 6%. Growth in our bankruptcy segment, resulting primarily from an increase in corporate restructuring retentions, as well as growth in our settlement administration segment, contributed to the increase in net income. These increases were offset in part by increased expenses in the electronic discovery segment related to the expansion of services and geographic expansion of the business; a decline in other operating income due to the gain on the interest rate floor options recognized in the prior year; and an increase in our 2009 effective tax rate, resulting in higher tax expense.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.

Electronic Discovery Segment

Electronic discovery operating revenue from external customers before reimbursed direct costs decreased $1.1 million, or 4%, to $28.4 million for the six months ended June 30, 2009, compared to $29.5 million in the prior year.  The change from the prior year is primarily related to industry pricing pressures, the impact of which was an approximate 8% decline in the average price of services, as well as a slower pace in the start-up of litigation matters, both of which can be attributed to the current economic climate.

Electronic discovery direct and administrative expenses increased $3.9 million, or 26%, to $19.1 million for the six months ended June 30, 2009, compared with $15.2 million in the prior year.  This increase is primarily a result of a $2.3 million increase in compensation, commission and benefits expense, and $0.2 million increase in travel and entertainment expense, resulting from the expansion of services and geographic expansion of our business; a $0.5 million increase in the outside services; a $0.5 million increase in software maintenance costs; and a $0.3 million increase in building and equipment lease expense, primarily related to data center expansion.

Bankruptcy Segment

Bankruptcy operating revenue from external customers before reimbursed direct costs for the six months ended June 30, 2009 was $41.4 million, an increase of $15.5 million, or 60%, compared to $25.9 million in the prior year. This increase is primarily attributable to an increase in corporate restructuring engagements. Partially offsetting this increase was a decline in bankruptcy trustee fees, as an increase in average deposit balances was more than offset by lower interest rates compared to the prior year period.

Bankruptcy direct and administrative expenses increased $11.1 million, or 78%, to $25.2 million for the six months ended June 30, 2009, compared to $14.1 million in prior year.  The increase is primarily attributable to a $3.5 million increase in compensation related expense, due to expanded staffing in support of new client engagements; a $2.5 million increase in outside services expense; a $3.0 million increase in reimbursed direct costs, which directly corresponds to the increase in operating revenue from reimbursed direct costs; a $0.4 million increase in outside services; a $0.2 million increase in production supplies; a $0.2 million increase in professional fees; and a $1.1 million increase in call center services.

Settlement Administration Segment

Settlement administration operating revenue from external customers before reimbursed direct costs was $40.0 million in the six months ended June 30, 2009, a decrease of $5.5 million, or 12%, compared to the prior year. Call center and professional services revenue increased $3.3 million compared to the prior year due to several new engagements. This increase was offset by a decline of $2.7 million related to the digital conversion contract, which was substantially completed during the second quarter of 2009; a $5.7 million decrease in legal notification revenue; and a $0.4 million decrease in legal settlements revenue.

Settlement administration direct and administrative expenses, including reimbursed direct costs, for the six months ended June 30, 2009 were $41.6 million, a decrease of $8.3 million, or 17%, compared to $49.9 million in the prior year. The decrease in expense is the result of a decrease in call center, outside services, and mailing supplies costs, which supported the digital conversion contract referenced above, of $4.2 million, and a $5.0 million decrease in the cost of legal noticing which is directly related to the decrease in legal notification revenue.  These decreases were partially offset by an increase of $1.0 million in call center, outside services, and mailing supplies costs related to several new engagements.

Liquidity and Capital Resources

Operating Activities

During the six months ended June 30, 2009, our operating activities provided net cash of $21.0 million. Contributing to net cash provided by operating activities was net income of $6.2 million and increased non-cash expenses, such as depreciation and amortization and share-based compensation expense, of $17.1 million. These items were partially offset by a $3.0 million net use of cash resulting from changes in operating assets and liabilities.  The most significant change in operating assets and liabilities was a $6.3 million increase in trade accounts receivable, related to several large matters in the bankruptcy and electronic discovery segments. Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Partially offsetting the increase in accounts receivable was an increase in accounts payable and other liabilities of $3.9 million. Accounts payable will fluctuate from period to period depending on timing of purchases and payments.

Investing Activities

During the six months ended June 30, 2009, we used cash of $6.5 million for the purchase of property and equipment, including computer hardware, purchased software licenses, and purchased computer hardware. Enhancements to our existing software and the development of new software is essential to client retention and continued growth, and during the six months ended June 30, 2009, we used cash of $3.8 million to fund internal costs related to the development of software for which technological feasibility had been established. We anticipate that cash generated from operations will be adequate to fund our anticipated property, equipment, and software spending for the foreseeable future.

Financing Activities

During the six months ended June 30, 2009, we used cash to pay approximately $1.8 million for capital lease payments, and $1.5 million for a deferred acquisition payment. These financing uses of cash were partially offset by $1.6 million of net proceeds from stock issued in connection with the exercise of employee stock options. We also recognized a portion of the tax benefit related to the exercise of stock options as a financing source of cash.

As of June 30, 2009, our borrowings consisted of $51.5 million (including the fair value of the embedded option) from the contingent convertible subordinated notes, which bears interest at 4% per annum based on the $50.0 million principal amount, and approximately $5.7 million of obligations related to capital leases and deferred acquisition price payments.  During 2007, the term of our contingent convertible subordinated notes was extended to June 2010.  The notes will require the use of $50.0 million of cash at the extended maturity date if the note holders do not convert the notes into shares of our common stock. If the notes are not converted prior to maturity, we will use a combination of cash on hand and our revolving credit facility to fund the payment of these notes. The holders of the contingent convertible subordinated notes have the right to convert at a price of approximately $11.67 per share.  If any or all notes are converted into shares of our common stock prior to the scheduled maturity of those notes, then there will be no cash requirements associated with those converted notes, other than the regular payment of interest earned prior to the conversion date. One holder of the notes converted an nominal principal amount of the notes into shares of common stock in July 2009.

As of June 30, 2009 we did not have any borrowings outstanding under our $100.0 million senior revolving loan.  During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million. Interest on the credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate.  As of June 30, 2009, significant financial covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.00 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  As of June 30, 2009, we were in compliance with all financial covenants.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  The provisions of SFAS 161 were effective for us as of January 1, 2009.  The adoption of SFAS 161 had no impact on our consolidated financial position or results of operations. Disclosures required by this statement are included in Note 3 to our Condensed Consolidated Financial Statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 provides guidance on determining the useful life of a recognized intangible asset.  The provisions of FSP FAS 142-3 were effective for us as of January 1, 2009. The provisions of FSP FAS 142-3 had no impact on our consolidated financial position or results of operations during the quarter ended June 30, 2009 as we did not renew or extend the useful lives of any of our intangible assets.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities, and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings per Share (“SFAS 128”). The provisions of FSP EITF 03-6-1 were effective for us as of January 1, 2009, and require all prior period income per share data presented to be adjusted retroactively. We have determined that nonvested share awards that were granted in the first quarter of 2009 are participating securities as defined by FSP EITF 03-6-1 because they have equivalent common stock dividend rights.  Accordingly, we have included these shares in our basic and diluted share calculations as appropriate.  There is no prior period impact of this guidance as there were no participating securities outstanding prior to the first quarter of 2009. Details of the income per share calculation are described in Note 4 to our Condensed Consolidated Financial Statements.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. These standards are effective for periods ending after June 15, 2009.  The disclosures required by this guidance are included in Note 8 to our Condensed Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of SFAS 165 are effective for reporting periods ending after June 15, 2009. The disclosures required by SFAS 165 are included in Note 1 to our Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for periods ending after September 15, 2009.  We do not expect the adoption of SFAS 168 in the third quarter of 2009 will have an impact on our condensed consolidated financial position, but the adoption will change the format of the references to accounting guidance within our regulatory filings.

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

Interest on our senior revolving credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate. There were no amounts due under our senior revolving credit facility as of June 30, 2009; therefore, we had no market risk exposure.

We have limited operations outside of the United States, therefore, a portion of our revenues and expenses are incurred in a currency other than U.S. dollars.   We do not utilize hedge instruments to manage the exposures associated with fluctuating currency exchange rates.  The company’s operating results are exposed to changes in exchange rates between the U.S. dollar and the functional currency of the countries where we have operations. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues and expenses denominated in foreign currencies increases.  When the U.S. dollar strengthens, the opposite situation occurs.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In October 2008, the company and the individual defendants filed a motion to dismiss the plaintiff’s complaint on a variety of grounds. The Court entered a Memorandum and Order on June 3, 2009 with respect to the dismissal motion, which Order: (i) barred certain of plaintiff’s federal securities law claims arising before July 29, 2005, leaving only the claim for the stock option grant dated June 3, 2006; (ii)  held that the statute of limitations was tolled on those federal securities law claims; (iii) barred plaintiff’s other federal securities law claims arising before December 9, 2003; (iv) declined to rule at that time on defendants’ motions to dismiss plaintiff’s state law claims based on any statute of repose or statute of limitations; (v) dismissed plaintiff’s state law claim for constructive fraud; and (vi) held that plaintiff’s complaint stated federal securities law and state law claims with sufficient particularity to avoid dismissal at this stage in the proceedings.

The individual defendants and the company have filed an answer denying the plaintiff’s claims. Discovery in this action is just beginning and is expected to continue until summer 2010.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on June 3, 2009, at which the shareholders elected the directors named below and ratified the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the company for the year ending December 31, 2009. The results of the voting at the annual meeting were as follows:

Election of Directors	For	Withhold

Tom W. Olofson	32,836,581	1,622,251
Christopher E. Olofson	33,026,411	1,432,421
W. Bryan Satterlee	33,024,175	1,434,657
Edward M. Connolly, Jr.	32,060,317	2,398,515
James A. Byrnes	33,658,329	800,503
Joel Pelofsky	33,658,644	800,188

Ratification of auditors

For	Against	Abstain

33,628,546	820,679	9,607

ITEM 5.          OTHER INFORMATION

On July 27, 2009, the Company’s board of directors approved indemnification agreements between the Company and each of its independent directors, its Chairman of the Board and Chief Executive Officer, its President and Chief Operating Officer and its Executive Vice President and Chief Financial Officer.  The indemnification agreements provide certain indemnification rights to the covered persons consistent with the indemnification provisions in the Company’s Restated For Profit Articles of Incorporation and Bylaws and the Missouri general business and corporation law.  Each indemnification agreement provides, among other things, that the Company will indemnify the counterparty to that agreement to the fullest extent permitted by Missouri law or the Company’s Articles of Incorporation and Bylaws, as the same now exist or may hereafter be amended (but only to the extent any such amendment permits the Company to provide broader indemnification rights than the law or the Articles of Incorporation and Bylaws permitted prior to such amendment), including the advancement of legal fees and other expenses incurred by the directors or officers in connection with any threatened, pending or completed action, suit or proceeding, whether of a civil, criminal, administrative, regulatory, investigative or other nature, arising out of the individual’s service as a director, officer, employee or agent of the Company, subject to certain exclusions and procedures set forth in the indemnification agreement.

The foregoing description is qualified in its entirety by reference to the indemnification agreement, the form of which is filed as Exhibit 10.1 to this report.

ITEM 6.          EXHIBITS

10.1

Form of Indemnification Agreement between the Company and each independent director, its Chairman and Chief Executive Officer, its President and Chief Operating Officer and its Executive Vice President and Chief Financial Officer.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiq Systems, Inc.

Date: July 30, 2009	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date: July 30, 2009	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)