Form 10-Q
period 2009-09-30
EPIQ SYSTEMS INC
filed 2009-10-29
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-22081

EPIQ SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Missouri	48-1056429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Kansas Avenue, Kansas City, Kansas	66105-1300
(Address of principal executive offices)	(Zip Code)

913-621-9500

(Registrant’s telephone number)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2009
Common Stock, $0.01 par value per share	36,159,269 shares

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2009

CONTENTS

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income — Three and nine months ended September 30, 2009 and 2008 (Unaudited)	1

	Condensed Consolidated Balance Sheets — September 30, 2009 and December 31, 2008 (Unaudited)	2

	Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income — Nine months ended September 30, 2009 and 2008 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2009 and 2008 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	33

Signatures		34

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EPIQ SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE:
Case management services	$33,356	$33,576	$103,702	$98,300
Case management bundled products and services	3,877	4,488	10,680	14,242
Document management services	13,874	13,768	46,477	40,129
Operating revenue before reimbursed direct costs	51,107	51,832	160,859	152,671
Operating revenue from reimbursed direct costs	6,702	7,051	23,968	20,065
Total Revenue	57,809	58,883	184,827	172,736

OPERATING EXPENSE:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	17,966	19,526	57,359	62,791
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	916	910	2,626	2,765
Reimbursed direct costs	6,660	6,986	23,742	19,988
General and administrative	18,197	17,865	60,348	51,165
Depreciation and software and leasehold amortization	4,763	4,273	13,829	11,836
Amortization of identifiable intangible assets	1,828	2,271	5,582	6,874
Other operating expense (income)	127	1	611	(1,511)
Total Operating Expense	50,457	51,832	164,097	153,908

INCOME FROM OPERATIONS	7,352	7,051	20,730	18,828

INTEREST EXPENSE (INCOME):
Interest expense	339	406	1,077	1,338
Interest income	(56)	(39)	(107)	(219)
Net Interest Expense	283	367	970	1,119

INCOME BEFORE INCOME TAXES	7,069	6,684	19,760	17,709

PROVISION FOR INCOME TAXES	2,200	2,690	8,727	7,904

NET INCOME	$4,869	$3,994	$11,033	$9,805

NET INCOME PER SHARE INFORMATION:
Basic	$0.13	$0.11	$0.31	$0.28
Diluted	$0.12	$0.10	$0.28	$0.26
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,917	35,512	35,793	35,409
Diluted	41,938	41,120	41,909	41,368

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	September 30, 2009	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,260	$19,006
Trade accounts receivable, less allowance for doubtful accounts of $2,681 and $2,600, respectively	52,364	48,540
Prepaid expenses	4,953	6,015
Other current assets	5,440	2,552
Total Current Assets	91,017	76,113

LONG-TERM ASSETS:
Property and equipment, net	37,527	39,951
Internally developed software costs, net	13,109	11,024
Goodwill	264,237	263,871
Other intangibles, net of accumulated amortization of $47,365 and $41,714, respectively	21,347	26,851
Other	893	1,136
Total Long-term Assets, net	337,113	342,833
Total Assets	$428,130	$418,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,872	$12,781
Accrued compensation	5,443	7,525
Deposits	2,483	2,150
Deferred revenue	1,184	2,363
Other accrued expenses	3,090	2,628
Current maturities of long-term obligations	54,495	5,912
Total Current Liabilities	73,567	33,359

LONG-TERM LIABILITIES:
Deferred income taxes	23,747	20,988
Other long-term liabilities	10,028	8,794
Long-term obligations (excluding current maturities)	625	55,310
Total Long-term Liabilities	34,400	85,092

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; issued — 36,237,562 and 35,657,823 shares	362	357
Additional paid-in capital	246,781	237,644
Accumulated other comprehensive loss	(1,916)	(2,683)
Retained earnings	76,210	65,177
Treasury stock, at cost — 82,157 and -0- shares	(1,274)	—
Total Stockholders’ Equity	320,163	300,495
Total Liabilities and Stockholders’ Equity	$428,130	$418,946

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Number of Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2008	35,658	$357	$237,644	$65,177	$—	$(2,683)	$300,495
Comprehensive income:
Net income	—	—	—	11,033	—	—	11,033
Foreign currency translation adjustment	—	—	—	—	—	767	767
Total comprehensive income	—	—	—	—	—	—	11,800
Shares issued upon conversion of convertible notes	3	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	(1,782)	—	(1,782)
Share-based compensation plans, net	577	5	9,137	—	508	—	9,650
Balance at September 30, 2009	36,238	$362	$246,781	$76,210	$(1,274)	$(1,916)	$320,163

	Number of Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2007	35,277	$353	$231,984	$51,341	$—	$4	$283,682
Comprehensive income:
Net income	—	—	—	9,805	—	—	9,805
Foreign currency translation adjustment	—	—	—	—	—	(991)	(991)
Total comprehensive income	—	—	—	—	—	—	8,814
Share-based compensation plans, net	258	2	4,453	—	—	—	4,455
Balance at September 30, 2008	35,535	$355	$236,437	$61,146	$—	$(987)	$296,951

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,033	$9,805
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	6,304	2,439
Expense for deferred income taxes	3,248	358
Depreciation and software amortization	13,829	11,836
Expense related to embedded option	(1,208)	(1,208)
Amortization of intangible assets	5,582	6,874
Other, net	1,542	990
Changes in operating assets and liabilities:
Trade accounts receivable	(4,765)	(19,289)
Prepaid expenses and other assets	751	1,134
Accounts payable and other liabilities	(8,713)	4,730
Excess tax benefit related to share-based compensation	(435)	(120)
Other	367	519
Net cash provided by operating activities	27,535	18,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,253)	(12,873)
Internally developed software costs	(5,710)	(4,625)
Cash paid for business acquisition, net of cash acquired	—	(4,762)
Other investing activities, net	302	30
Net cash used in investing activities	(14,661)	(22,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	—	3,000
Payments on revolver	—	(3,000)
Payments under long-term obligations	(5,040)	(3,389)
Excess tax benefit related to share-based compensation	435	120
Purchases of treasury stock	(1,782)	—
Proceeds from exercise of stock options	2,701	1,729
Debt issuance costs	—	(795)
Net cash used in financing activities	(3,686)	(2,335)

Effect of exchange rate changes on cash	66	(102)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,254	(6,599)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,006	13,415
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,260	$6,816

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

In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through October 29, 2009, the date the financial statements were issued.

The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the entire year.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Epiq and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

We are a provider of integrated technology solutions for the legal profession.  Our solutions streamline the administration of bankruptcy, litigation, financial transactions and regulatory compliance matters.  We offer innovative technology solutions for electronic discovery, document review, legal notification, claims administration and controlled disbursement of funds.  Our clients include law firms, corporate legal departments, bankruptcy trustees, government agencies and other professional advisors who require innovative technology, responsive service and deep subject-matter expertise.

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

Non-Software Arrangements

Services related to electronic discovery and settlement administration are billed based on volume and are evaluated pursuant to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”).  For these contractual arrangements, we have identified each deliverable service element.  Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables.  We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such similar services.  Lastly, our arrangements do not include general rights of return.  Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting under ASC 605.  We allocate revenue to the various units of accounting in our arrangements based on the fair value of each unit of accounting, which is generally consistent with the stated prices in our arrangements. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period in accordance with ASC 605.  Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

Software Arrangements

For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support services, all at no charge to the trustee.  The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement.  We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits held by the trustees with that financial institution related to the software license, hardware lease, hardware maintenance, and postcontract customer support services.  We account for the software license and postcontract customer support elements in accordance with ASC 605.  Since we have not established vendor specific objective evidence (“VSOE”) of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered element, which are postcontract customer support services.  This revenue, when recognized, is included as a component of “case management services revenue”.  Revenue related to postcontract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue consistent with the guidance provided by ASC 605 as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to.  At that time, we have also satisfied the other revenue recognition criteria contained in ASC 605 since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers; and hardware maintenance.  We retain ownership of all hardware provided and, based on guidance provided in ASC Topic 840, Leases (“ASC 840”), we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease.  Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals; which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurs at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.  This revenue, which is less than ten percent of our total revenue, is included in the Condensed Consolidated Statements of Income as a component of “case management services” revenue.

Reimbursements

We have revenue related to the reimbursement of certain costs, primarily postage.  Consistent with guidance provided by ASC 605, reimbursed postage and other reimbursable direct costs are recorded gross in the Condensed Consolidated Statements of Income as “Operating  revenue from reimbursed direct costs” and as “Reimbursed direct costs”, respectively.

Recently Adopted Accounting Pronouncements

In December 2007 new guidance was issued for the recognition and measurement of assets, liabilities and equity in business combinations. This guidance is found in ASC Topic 805, Business Combinations (“ASC 805”), and were effective for us as of January 1, 2009. Due to these new guidelines, we now expense, as incurred, acquisition-related costs for potential and completed acquisitions. Acquisition-related costs expensed in the first nine months of 2009 were approximately $0.6 million. These costs are included in “Other operating expense (income)” in our Condensed Consolidated Statements of Income. This guidance also requires the recognition of changes in an acquirer’s income tax valuation allowance on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the guidance to apply the new provisions. This new guidance will primarily apply to all future acquisitions.

In December 2007 new guidance was issued that changed the way in which noncontrolling interests in subsidiaries are measured and classified on the balance sheet.  These provisions are contained in ASC Topic 810, Consolidations (“ASC 810”) and were effective for us as of January 1, 2009. The adoption of these new guidelines had no impact on our consolidated financial position or results of operations.

In February 2008, new guidance was issued that delayed the effective date of certain fair value guidance for nonfinancial assets and nonfinancial liabilities contained in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this guidance, which was effective as of January 1, 2009, did not have a material impact on our financial position, results of operations, or cash flows.

In March 2008 new guidance was issued that changed the disclosure requirements for derivative instruments and hedging activities.  This guidance can be found in ASC Topic 815, Derivatives and Hedging (“ASC 815”) and was effective for us as of January 1, 2009.  The adoption of these new guidelines had no impact on our consolidated financial position or results of operations. Disclosures required by this guidance are included in Note 3.

In April 2008 new guidance was issued on determining the useful life of a recognized intangible asset. These provisions, the detail of which can be found in ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”) and ASC Topic 275, Risks and Uncertainties (“ASC 275”), were effective for us as of January 1, 2009, and had no impact on our consolidated financial position or results of operations as we did not renew or extend the useful lives of any of our intangible assets.

In June 2008 new guidance was issued that clarified that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities, and requires them to be included in the computation of earnings per share pursuant to the two-class method. This guidance is contained in ASC Topic 260, Earnings per Share (“ASC 260”) and was effective for us as of January 1, 2009, with the requirement that all prior period income per share data presented to be adjusted retroactively. We have determined that nonvested share awards that were granted in the first quarter of 2009 are participating securities as defined by this guidance because they have equivalent common stock dividend rights.  Accordingly, we have included these shares in our basic and diluted share calculations as appropriate.  There is no prior period impact of this guidance as there were no participating securities outstanding prior to the first quarter of 2009. Details of the income per share calculation are described in Note 4.

In June 2008 the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on three issues discussed at its June 12, 2008 meeting pertaining to how an entity should evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions; how the currency in which the strike price of an equity-linked financial instrument (or embedded feature) is denominated affects the determination of whether the instrument is indexed to an entity’s own stock; and how the issuer should account for market-based employee stock option valuation. This guidance can be found in ASC 815, and did not have an impact on our consolidated financial position.

In April 2009 new guidance was issued that addressed application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance can be found in ASC 805 and will be effective for us for any business combinations completed on or after January 1, 2009.

In April 2009 new guidance was issued that required disclosure about the fair value of financial instruments in interim as well as in annual financial statements. These standards were effective for periods ending after June 15, 2009 and can be found in ASC Topic 825, Financial Instruments (“ASC 825”).  The disclosures required by this guidance are included in Note 8.

In May 2009 new guidance was issued that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance was effective for reporting periods ending after June 15, 2009 and can be found in ASC Topic 855, Subsequent Events (“ASC 855”). The disclosures required by this guidance are included in Note 1.

In June 2009 new guidance was issued that identified the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States, commonly referred to as the Accounting Standards Codification. This guidance was effective for periods ending after September 15, 2009, and the appropriate references to accounting guidance have been incorporated into this Form 10-Q.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements (“ASU 2009-14”), both of which amend ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14  should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating both the timing and the impact of the pending adoption of these standards on our consolidated financial statements.

NOTE 2:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first nine months of 2009 was as follows (in thousands):

	Electronic Discovery	Bankruptcy	Settlement Administration	Total
Balance as of December 31, 2008	$79,586	$151,438	$32,847	$263,871
Foreign currency translation and other	366	—	—	366
Balance as of September 30, 2009	$79,952	$151,438	$32,847	$264,237

Consistent with prior years, and as discussed in Note 1, Nature of Operations and Summary of Significant Accounting Policies, of our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, we performed our annual goodwill impairment test during the third quarter. No impairment of goodwill was identified as a result of the testing performed.

Amortizing identifiable intangible assets as of September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$40,057	$24,934	$39,986	$22,039
Trade names	745	745	745	745
Non-compete agreements	27,910	21,686	27,834	18,930
	$68,712	$47,365	$68,565	$41,714

Customer relationships and non-compete agreements both carry a weighted average life of eight years. Aggregate amortization expense related to identifiable intangible assets was $1.8 million and $2.3 million for the three months ended September 30, 2009 and 2008, respectively, and was $5.6 million and $6.9 million for the nine months ended September 30, 2009 and 2008, respectively.  Amortization expense related to identifiable intangible assets for fiscal year 2009 and the following five years is estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2009	$7,601
2010	6,692
2011	4,832
2012	4,652
2013	3,070
2014	192
$27,039

NOTE 3:   LONG-TERM OBLIGATIONS

The following is a summary of long-term obligations outstanding (in thousands):

	September 30,	December 31,
	2009	2008
Contingent convertible subordinated notes, including embedded option	$51,108	$52,348
Capital leases	1,141	4,682
Deferred acquisition price	2,871	4,192
Total long-term obligations, including current portion	55,120	61,222
Current maturities of long-term obligations	(54,495)	(5,912)
Long-term obligations	$625	$55,310

Credit Facilities

During July 2008, we amended and restated our credit facility.  The amended credit facility, with KeyBank National Association as administrative agent, consists of a $100.0 million senior revolving loan.  The facility matures in July 2011.  During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.  The amended credit facility is secured by liens on our real property and a significant portion of our personal property.  Interest on the amended credit facility is generally based on a spread, not to exceed 325 basis points, over the LIBOR rate.  There were no amounts due under the senior revolving credit loan as of September 30,

2009 or December 31, 2008. To determine the amount that we may borrow, the $100.0 million available under the revolving loan is reduced by $1.8 million in outstanding letters of credit as of September 30, 2009.

Our amended credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements and total debt.  In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As of September 30, 2009, we were in compliance with all financial covenants.

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

Under ASC 815, the right to extend the maturity of the convertible notes was accounted for as an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the convertible notes balance was reduced by the same amount.  During April 2007, the holders of the convertible notes exercised their right to extend and we performed a final valuation to estimate the fair value of the embedded option as of the approximate date of the extension.  The estimated fair value of the embedded option at this date, included as a component of the convertible notes, was approximately $4.8 million. The $4.8 million estimated fair value of the embedded option is amortized as a credit to “Interest expense” on the Condensed Consolidated Statements of Income over the period to the extended maturity, which is June 15, 2010. The balance of this embedded option is included as a component of “Current maturities of long-term obligations” on the Condensed Consolidated Balance Sheet at September 30, 2009 and is a component of “Long-term obligations (excluding current maturities)” at December 31, 2008. During the third quarter of 2009, a nominal principal amount of the notes were converted into shares of common stock. As a result of this conversion, we recognized a nominal gain in the third quarter related to the unamortized embedded option value associated with the converted notes.  The above changes related to the carrying value of the convertible notes, the estimated fair value of the embedded option, and the amortization of the fair value of the embedded option do not affect our cash flow.

Capital Leases

We lease certain property and software under capital leases that expire during various years through 2011.

Scheduled Principal Payments

Our long-term obligations, consisting of convertible notes (including the carrying value of the embedded option), deferred acquisition price, and capitalized leases, mature as follows for each twelve-month period ending September 30 (in thousands):

2010	$54,495
2011	625
2012	—
2013	—
2014	—
Total	$55,120

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

Based upon new guidance contained in ASC 260 which was effective January 1, 2009, we determined that the nonvested share awards (also referred to as restricted stock awards) that were issued during the first quarter of 2009 were participating securities because they have non-forfeitable rights to dividends. Accordingly, the basic net income per share calculation below is calculated under the two-class method calculation. In determining the number of diluted shares outstanding, we are required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation. For the three and nine months ended September 30, 2009, the two-class method calculation was more dilutive; therefore, the diluted net income per share information below is presented following the two-class method. There was no impact to our prior year calculation as we did not have any participating securities outstanding during the prior year.

The computation of basic and diluted net income per share for the three and nine months ended September 30, 2009 is as follows (in thousands, except per share data):

	Three months ended September 30, 2009			Nine months ended September 30, 2009
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount

Net income	$4,869			$11,033
Less: net income allocated to nonvested shares(1)	(23)			(58)

Basic net income available to common stockholders	4,846	35,917	$0.13	10,975	35,793	$0.31

Effect of dilutive securities:
Stock options	—	1,738		—	1,831
Convertible debt	305	4,283		904	4,285
Add-back: net income allocated to nonvested shares(1)	23	—		58	—
Less: net income re-allocated to nonvested shares	(21)	—		(56)	—

Diluted net income available to common stockholders	$5,153	41,938	$0.12	$11,881	41,909	$0.28

(1)             Net income allocated to holders of nonvested shares is calculated based upon a weighted average percentage of nonvested shares in relation to total shares outstanding.

The computation of basic and diluted net income per share for the three and nine months ended September 30, 2008, is as follows (in thousands, except per share data):

	Three months ended September 30, 2008			Nine months ended September 30, 2008
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount

Basic net income per common share	$3,994	35,512	$0.11	$9,805	35,409	$0.28
Effect of dilutive securities:
Stock options	—	1,322		—	1,673
Convertible debt	305	4,286		908	4,286
Diluted net income per share	$4,299	41,120	$0.10	$10,713	41,368	$0.26

For the three months ended September 30, 2009 and 2008, weighted-average outstanding stock options totaling approximately 1.9 million and 2.9 million were antidilutive, and therefore not included in the computation of diluted net income per share. For the nine months ended September 30, 2009 and 2008, weighted-average outstanding stock options totaling approximately 1.9 million and 1.8 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted net income per share.

NOTE 5:   SHARE-BASED COMPENSATION

The 2004 Equity Incentive Plan, as amended (the “2004 Plan”), limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and nonvested share awards under the 2004 Plan to 7,500,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited will generally be available for future grants. At September 30, 2009, there were approximately 1,484,000 shares of common stock available for future equity-related grants under the 2004 Plan.

During the nine months ended September 30, 2009, we granted 285,000 nonvested share awards at a weighted-average grant date price of $14.49 per share, which vested six months after the date of grant, 40,000 stock options with a weighted-average exercise price of $14.49 per share, which vest 20% per year over five years, and 171,000 stock options with a weighted-average exercise price of $16.02, which vest over a seven year period at 20% per year over the five year period beginning on the third anniversary of the grant.

We have treasury stock related to the repurchase of shares of common stock to satisfy tax withholdings that result from the vesting of restricted stock awards. We use treasury stock to satisfy option exercises. As of September 30, 2009 we have 82,157 shares of treasury stock. After our treasury shares are exhausted, we will use newly issued shares to satisfy option exercises.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2009 and 2008 was $8.00 per option and $5.82 per option, respectively. The weighted-average assumptions used for the calculation of these values, utilizing the Black-Scholes methodology, were as follows:

	Nine Months Ended
	September 30, 2009	September 30, 2008
Expected volatility (%)	47.0	41.0
Dividend yield (%)	—	—
Risk-free interest rate (%)	2.73	2.66
Expected life of stock option (years)	6.2	5.0

During the three months ended September 30, 2009 and 2008, we recognized share-based compensation expense, which is a non-cash charge, for stock option and nonvested share awards of approximately $2.0 million and $1.0 million, respectively, of which $0.1 million and $0.2 million, respectively, is included under the caption “Direct cost of services” and $1.9 million and $0.8 million, respectively, is included under the caption “General and administrative” on the accompanying Condensed Consolidated Statements of Income.

During the three months ended September 30, 2009 and 2008, we recognized a net tax benefit of approximately $0.5 million and $0.4 million, respectively, related to aggregate share-based compensation expense recognized during the same period.

During the nine months ended September 30, 2009 and 2008, we recognized share-based compensation expense, which is a non-cash charge, for stock option and nonvested share awards of approximately $6.3 million and $2.4 million, respectively, of which $0.4 million and $0.7 million, respectively, is included under the caption “Direct cost of services” and $5.9 million and $1.7 million, respectively, is included under the caption “General and administrative” on the accompanying Condensed Consolidated Statements of Income.

During the nine months ended September 30, 2009 and 2008, we recognized a net tax benefit of approximately $1.5 million and $0.9 million, respectively, related to aggregate share-based compensation expense recognized during the same period. As of September 30, 2009, there was $8.4 million of total unrecognized compensation cost related to nonvested share-based awards, which will be recognized over a weighted-average period of 3.0 years.

NOTE 6:   SEGMENT REPORTING

We have three reporting segments: electronic discovery, bankruptcy, and settlement administration.  Our electronic discovery business provides collections and forensics, processing, and search and review services to companies and the litigation departments of law firms.  Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient attorney review and data requests.  Our bankruptcy segment provides solutions that address the needs of trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.  Our settlement administration segment provides managed services including legal notification, claims administration and controlled disbursement of funds.

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

Following is a summary of segment information for the three months ended September 30, 2009. The intersegment revenues in the three months ended September 30, 2009 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended September 30, 2009
	Electronic Discovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$12,153	$25,384	$13,570	$—	$51,107
Intersegment revenue	—	—	467	(467)	—

Operating revenue before reimbursed direct costs	12,153	25,384	14,037	(467)	51,107
Operating revenue from reimbursed direct costs	128	3,063	3,511	—	6,702
Total revenue	12,281	28,447	17,548	(467)	57,809

Direct costs, general and administrative costs	9,007	14,634	12,998	(467)	36,172
Segment performance measure	$3,274	$13,813	$4,550	$—	$21,637

Following is a summary of segment information for the three months ended September 30, 2008. Intersegment revenues for this period were not considered material to the segment reporting information.

	Three Months Ended September 30, 2008
	Electronic Discovery	Bankruptcy	Settlement Administration	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$15,104	$13,180	$23,548	$51,832
Operating revenue from reimbursed direct costs	30	946	6,075	7,051
Total revenue	15,134	14,126	29,623	58,883

Direct costs, general and administrative costs	8,452	7,435	22,922	38,809
Segment performance measure	$6,682	$6,691	$6,701	$20,074

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Three Months Ended September 30,
	2009	2008

Segment performance measure	$21,637	$20,074
Corporate and unallocated expenses	(5,519)	(5,435)
Share-based compensation expense	(2,048)	(1,043)
Depreciation and software and leasehold amortization	(4,763)	(4,273)
Amortization of intangible assets	(1,828)	(2,271)
Other operating expense	(127)	(1)
Interest expense, net	(283)	(367)
Income before income taxes	$7,069	$6,684

Following is a summary of segment information for the nine months ended September 30, 2009. The intersegment revenues in the nine months ended September 30, 2009 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Nine Months Ended September 30, 2009
	Electronic Discovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$40,537	$66,790	$53,532	$—	$160,859
Intersegment revenue	—	1	1,587	(1,588)	—

Operating revenue before reimbursed direct costs	40,537	66,791	55,119	(1,588)	160,859
Operating revenue from reimbursed direct costs	190	7,782	15,996	—	23,968
Total revenue	40,727	74,573	71,115	(1,588)	184,827

Direct costs, general and administrative costs	28,114	39,838	54,565	(1,588)	120,929
Segment performance measure	$12,613	$34,735	$16,550	$—	$63,898

Following is a summary of segment information for the nine months ended September 30, 2008. Intersegment revenues for this period were not considered material to the segment reporting information.

	Nine Months Ended September 30, 2008
	Electronic Discovery	Bankruptcy	Settlement Administration	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$44,619	$39,043	$69,009	$152,671
Operating revenue from reimbursed direct costs	151	2,647	17,267	20,065
Total revenue	44,770	41,690	86,276	172,736

Direct costs, general and administrative costs	23,630	21,561	72,816	118,007
Segment performance measure	$21,140	$20,129	$13,460	$54,729

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Nine Months Ended September 30,
	2009	2008

Segment performance measure	$63,898	$54,729
Corporate and unallocated expenses	(16,842)	(16,263)
Share-based compensation expense	(6,304)	(2,439)
Depreciation and software and leasehold amortization	(13,829)	(11,836)
Amortization of intangible assets	(5,582)	(6,874)
Other operating (expense) income	(611)	1,511
Interest expense, net	(970)	(1,119)
Income before income taxes	$19,760	$17,709

Following are total assets by segment (in thousands):

	September 30, 2009	December 31, 2008
Assets
Electronic Discovery	$137,579	$139,216
Bankruptcy	190,132	184,906
Settlement Administration	53,815	60,146
Corporate and unallocated	46,604	34,678
Total consolidated assets	$428,130	$418,946

NOTE 7:  DERIVATIVES

Interest Rate Floors

A portion of our bankruptcy trustee revenue is subject to variability based on fluctuations in short-term interest rates.  During 2007, in order to limit our economic exposure to market fluctuations in interest rates, we purchased one-month LIBOR based interest rate floor options with a total notional amount of $800 million and initial contractual maturity of three years. We accounted for this transaction pursuant to the guidance contained in ASC 815 which requires that all derivative instruments be recorded on the balance sheet at fair value.  As the interest rate floor options were not designated as an accounting hedge, changes in the fair value of the derivatives were recorded each period in current earnings. In February 2008, we sold the interest rate floor options and realized a $3.5 million gain.  The $2.4 million difference between the realized gain of $3.5 million and the previously unrealized gain of $1.1 million was included as a component of “Other operating expense (income)” for the nine months ended September 30, 2008 on the accompanying Condensed Consolidated Statements of Income.  As of September 30, 2009 we did not hold any interest rate floor options, other derivatives, or auction rate securities.

NOTE 8:    FAIR VALUES OF ASSETS AND LIABILITIES

ASC 820 establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are listed below.

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

Assets

The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1 and are presented in the following table at September 30, 2009 and December 31, 2008. As of September 30, 2009 and December 31, 2008, the carrying value of our trade accounts receivable approximated fair value.

		Estimated Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis	Carrying Value	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
September 30, 2009:
Financial Assets:
Money market funds	$25,421	$25,421	$—	$—

December 31, 2008:
Financial Assets:
Money market funds	$19,340	$19,340	$—	$—

Liabilities

As of September 30, 2009 and December 31, 2008, the carrying value of accounts payable, deferred acquisition price payments, capital leases, and the embedded option related to our convertible notes approximated fair value. As of both September 30, 2009 and December 31, 2008, the carrying value of convertible debt was approximately $50.0 million. The fair value of our convertible debt was estimated at $62.1 million and $71.6 million as of September 30, 2009 and December 31, 2008, respectively. This amount was estimated by taking the outstanding convertible debt, divided by the conversion price of $11.67 per share, to arrive at an estimated number of shares that would be issued assuming conversion of all of the notes. The estimated number of shares was then multiplied by the closing price of our common stock on the last day of the respective reporting period to arrive at an estimate of the fair value of our convertible debt.

NOTE 9:    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2009	2008

Cash paid for:
Interest	$2,051	$2,250
Income taxes paid, net	7,138	7,027
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	581	1,034
Obligation incurred in purchase transaction	—	1,682
Conversion of convertible notes	32	—

NOTE 10:              ACQUISITIONS

On April 4, 2008, our wholly-owned subsidiary, Epiq Systems Holding B.V., acquired all of the equity of Uberdevelopments Limited and its wholly-owned operating subsidiary, Pinpoint Global Limited (collectively, “Pinpoint”), an electronic discovery business with operations in the United Kingdom. The value of the transaction was $7.1 million, consisting of $4.9 million of cash, $1.7 million of deferred payments and $0.5 million of capitalized transaction costs. Certain revenue targets were satisfied as of September 30, 2008, which required an additional payment of $0.6 million in the fourth quarter of 2008; and the accrual of an additional payment of approximately £545,000 (as of September 30, 2009 approximately $0.9 million, including interest) due in 2010. These additional payments were recorded as purchase price adjustments. If certain other revenue targets are satisfied prior to the second and third anniversary dates of the agreement, we are required to make additional payments. We have determined that it is probable that these targets will be satisfied and have been accruing a liability for total payments of approximately £400,000 (as of September 30, 2009 approximately $0.6 million). These amounts are recorded as compensation expense over the contingency period.

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

The individual defendants and the company have filed an answer denying the plaintiff’s claims. Discovery in this action has begun and is expected to continue until summer 2010.

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

Overview

We are a provider of integrated technology solutions for the legal profession.  Our solutions streamline the administration of bankruptcy, litigation, financial transactions and regulatory compliance matters.  We offer innovative technology solutions for electronic discovery, document review, legal notification, claims administration and controlled disbursement of funds.  Our clients include law firms, corporate legal departments, bankruptcy trustees, government agencies and other professional advisors who require innovative technology, responsive service and deep subject-matter expertise.

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

Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the electronic discovery process for complex litigation matters. The impacts of current economic conditions for the electronic discovery market have resulted in customers delaying new litigation or starting-up activities related to new signed projects due to budgetary constraints, as well as pricing pressures in the industry, as discussed in more detail below.  According to the 2009 Socha-Gelbmann Electronic Discovery Survey, the amount of money spent on electronic discovery services and software appears to have dropped by about 9% from 2007 to 2008.

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

In the first half of 2009, we opened new offices in Brussels and Hong Kong, established global reach for our data centers in the U.S., Europe and Asia, and expanded our offerings to include data forensics and collections services and document review services. We expect industry pricing pressures, as well as a slower pace in the start-up of litigation matters, both of which can be attributed to the current economic climate, to continue for the remainder of 2009.

Bankruptcy

Our bankruptcy business provides solutions that address the needs of Chapter 7, Chapter 11, and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

•                  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended June 30, 2009, accounted for approximately 70% of all bankruptcy filings.  In a Chapter 7 case, the debtor’s assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors.  Chapter 7 cases typically last several years.

•                  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the twelve-month period ended June 30, 2009, accounted for approximately 1% of all bankruptcy filings.  Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations.  Chapter 11 cases generally last several years.

•                  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended June 30, 2009, accounted for approximately 29% of all bankruptcy filings.  In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors.  Chapter 13 cases typically last between three and five years.

As reported by the Administrative Office of the U.S. Courts, bankruptcy filings for the twelve-month period ended June 30, 2009 increased 35% versus the twelve-month period ended June 30, 2008.  During this period, Chapter 7 filings increased 47%, Chapter 11 filings increased 91%, and Chapter 13 filings increased 12%.  The quarter ended June 30, 2009 represented the highest quarterly filing period since the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 was enacted.

Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. For the Chapter 7 trustee services component of the bankruptcy segment, the increase in filings is expected to translate into growth in client deposit balances related to asset liquidations and pricing is generally not expected to change for the remainder of 2009.

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

•                  Case management professional service fees and other support service fees related to the administration of cases, including data conversion, claims processing, claims reconciliation, professional consulting services, and disbursement services.

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

Settlement Administration

Our settlement administration segment provides managed services, including legal notification, claims administration, project administration and controlled disbursement of funds.

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

A large Settlement Administration contract with IBM in support of the federal government’s analog to digital television conversion program, which was launched in the fourth quarter of 2007 and contributed 22% of our consolidated revenue during the year ended December 31, 2008, and 15% of our consolidated revenue during the nine month period ended September 30, 2009, was substantially completed during the second quarter of 2009.

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

Results of Operations for the Three Months Ended September 30, 2009 Compared with the Three Months Ended September 30, 2008

Consolidated Results

Revenue

Total revenue was $57.8 million for the three months ended September 30, 2009, a decrease of $1.1 million, or 2%, as compared to the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Operating revenue from reimbursed direct costs was $6.7 million, a decrease of $0.3 million, or 5%, from $7.0 million in the prior year. Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating revenue before reimbursed direct costs, was $51.1 million in the three months ended September 30, 2009, a decrease of $0.7 million, as compared to the prior year. This decrease was driven by a $9.9 million decrease in the settlement administration segment, and a $3.0 million decrease in the electronic discovery segment.  These decreases were partially offset by a $12.2 million increase in the bankruptcy segment. Changes by segment are discussed below.

Operating Expense

The direct cost of services, exclusive of depreciation and amortization, was $18.0 million for the three months ended September 30, 2009, a decrease of $1.5 million, or 8%, as compared to $19.5 million in the prior year. Contributing to this decrease was a $2.5 million decrease in the expense related to outside services, primarily related to temporary help and mailing, and a $0.4 million decrease in legal noticing costs. These decreases were partially offset by a $1.4 million increase in compensation related expense, due primarily to increases in the bankruptcy segment resulting from an increase in corporate restructuring engagements. Changes by segment are discussed below.

The direct cost of bundled products and services, exclusive of depreciation and amortization, remained flat at $0.9 million for the three months ended September 30, 2009 and 2008. Changes by segment are discussed below.

Reimbursed direct costs decreased $0.3 million, or 5%, to $6.7 million for the three months ended September 30, 2009, compared with $7.0 million during the prior year.  This decrease directly corresponds to the decrease in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $0.3 million, or 2%, to $18.2 million for the three months ended September 30, 2009. Contributing to this increase was a $1.1 million increase in share-based compensation expense, for nonvested share awards granted in February 2009, and a $0.3 million increase in utility expense.  These increases were partially offset by a $0.6 million decrease in professional fees, and a $0.4 million decrease in compensation related expense. Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs for the three months ended September 30, 2009 were $4.8 million, an increase of $0.5 million, or 11%, compared to the prior year. This increase was primarily the result of increased software amortization expense and increased hardware depreciation related to investments in our business segments.

Amortization of identifiable intangible assets for the three months ended September 30, 2009 was $1.8 million, a decrease of $0.4 million, or 20%, compared to the prior year. This decrease was the result of certain non-compete and customer contract intangible assets that were fully amortized in the first quarter of 2009.

Other operating expense for the three months ended September 30, 2009 increased by approximately $0.1 million due to acquisition-related expenses.

Interest Expense, Net

We recognized interest expense of approximately $0.3 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively.

Effective Tax Rate

Our effective tax rate for the three months ended September 30, 2009 was 31.1% compared with an effective tax rate of 40.2% for the prior year. The decrease compared to the prior year was primarily related to recognizing approximately $0.8 million of previously unrecognized tax benefits as a result of lapses in the 2005 Federal statute of limitations and $0.2 million of both research credits and benefits related to the domestic production activities deduction, partially offset by non-deductible equity compensation expense in 2009 for which a comparable expense did not exist in the prior year.

Although income tax returns for 2006 and later are generally subject to exam, it is reasonably possible that we will recognize approximately $0.7 million of previously unrecognized tax benefits as a result of anticipated lapses in the statute of limitations within twelve months of our reporting date.  If recognized, the $0.7 million of tax benefits would affect the effective tax rate.

Net Income

Our net income was $4.9 million for the three months ended September 30, 2009 compared to $4.0 million for the prior year, an increase of $0.9 million, or 22%. The change from the prior year is primarily related to growth in our bankruptcy segment, which was the result of an increase in corporate restructuring retentions, and approximately $1.0 million of tax benefits, which were partially offset by a decline in our settlement administration segment, due primarily to the wind down of the analog to digital conversion contract; a decline in our electronic discovery segment, driven by lower revenues related to the current economic climate and lower pricing, and increased expenses related to expansion of service offerings and geographic expansion in this segment; and an increase in share based compensation expense.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.

Electronic Discovery Segment

Electronic discovery operating revenue before reimbursed direct costs for the three months ended September 30, 2009 was $12.2 million, a decrease of $3.0 million, or 20%, compared to the prior year.  The change from the prior year is primarily related to industry pricing pressures, the impact of which was an approximate 20% decline in the average price of services, as well as a slower pace in the start-up of litigation matters, both of which can be attributed to the current economic climate.

Electronic discovery direct and administrative costs, including reimbursed direct costs, were $9.0 million for the three months ended September 30, 2009, an increase of $0.6 million, or 7%, compared to the prior year.  This increase was a result of a $0.6 million increase in the direct cost of services, primarily due to expenses related to the expansion of service offerings and geographic expansion.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs for the three months ended September 30, 2009 was $25.4 million, an increase of $12.2 million, or 93%, compared to $13.2 million in the prior year. This increase was primarily attributable to an increase in corporate restructuring engagements resulting from an increase in Chapter 11 bankruptcy filings. Partially offsetting this increase was a slight decline in bankruptcy trustee fees, as an increase in average deposit balances was more than offset by lower pricing compared to the prior year period.

Bankruptcy direct and administrative costs, including reimbursed direct costs, increased $7.2 million, or 97%, to $14.6 million for the three months ended September 30, 2009, compared to $7.4 million in the prior year. The increases in these costs were directly related to the increase in corporate restructuring engagements. Expense related to outside services increased $2.3 million, compensation related expense increased $1.7 million, expense related to call center services increased $0.5 million, and legal notification costs increased $0.5 million. Also contributing to the increase in costs was a $2.1 million increase in reimbursed direct costs, which directly corresponds to the increase in operating revenue from reimbursed direct costs.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs was $13.6 million in the three months ended September 30, 2009, a decrease of $9.9 million, or 42%, compared to the prior year. This decrease was primarily related to a decline of $7.2 million related to the analog to digital conversion contract, which was substantially completed during the second quarter of 2009. Also contributing to the decrease was a $1.0 million decrease in legal notification revenue and a $1.1 million decrease in mailing revenue, due to declines from the prior year related to several other large cases; and a $0.5 million decrease in transaction processing revenue.

Settlement administration direct and administrative costs, including reimbursed direct costs, for the three months ended September 30, 2009 were $13.0 million, a decrease of $9.9 million, or 43%, compared to $22.9 million in the prior year. Contributing to the decrease in expense was a $5.4 million decrease in costs that supported the analog to digital conversion contract in the prior year; a $1.5 million decrease in reimbursed direct costs, which corresponds to the decrease in operating revenue from reimbursed direct costs; a $1.2 million decrease in expense related to outside services and professional fees; a $1.0 million decrease in expense related to legal noticing; and a $0.8 million decrease in compensation related expense.

Results of Operations for the Nine Months ended September 30, 2009 Compared with the Nine Months ended September 30, 2008

Consolidated Results

Revenue

Total revenue was $184.8 million for the nine months ended September 30, 2009, an increase of $12.1 million, or 7%, as compared to the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Operating revenue from reimbursed direct costs was $24.0 million, an increase of $3.9 million, or 19%, from $20.1 million in the period year. Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating revenue before reimbursed direct costs was $160.9 million in the nine months ended September 30, 2009, an increase of $8.2 million, or 5%, as compared to the prior year. The increase consists of a $27.8 million increase in the bankruptcy segment, partially offset by a $15.5 million decrease in the settlement administration segment, and a $4.1 million decrease in the electronic discovery segment. Changes by segment are discussed below.

Operating Expense

The direct cost of services, exclusive of depreciation and amortization, was $57.4 million for the nine months ended September 30, 2009, a decrease of $5.4 million, or 9%, as compared to $62.8 million in the prior year. Contributing to this decrease was a $5.6 million decrease in legal noticing costs, and a $5.6 million decrease in outside services, primarily related to temporary help and mailing in the prior year period. These decreases were partially offset by an increase of $3.7 million in compensation related expense, a $1.0 million increase in production supplies, a $0.7 million increase in software maintenance costs, and a $0.5 million increase in equipment expense. Changes by segment are discussed below.

The direct cost of bundled products and services, exclusive of depreciation and amortization, was $2.6 million for the nine months ended September 30, 2009, compared with $2.8 million for the nine months ended September 30, 2008. Changes by segment are discussed below.

Reimbursed direct costs increased $3.7 million, or 19%, to $23.7 million for the nine months ended September 30, 2009, compared with $20.0 million during the prior year.  This increase directly corresponds to the increase in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $9.2 million, or 18%, to $60.3 million for the nine months ended September 30, 2009. Contributing to this increase was a $4.6 million increase in compensation related expense, a $4.2 million increase in share-based compensation expense for nonvested share awards granted in February 2009, a $0.7 million increase in expense related to outside services, a $0.7 million increase in utility expense, a $0.2 million increase in lease expense, and a $0.2 million increase in bad debt expense. These increases were partially offset by a $0.8 million decrease in travel and entertainment expense and a $0.6 million decrease in professional fees. Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs for the nine months ended September 30, 2009 were $13.8 million, an increase of $2.0 million, or 17%, compared to the prior year. This increase was primarily the result of increased software amortization expense and increased hardware depreciation related to investments in our business segments.

Amortization of identifiable intangible assets for the nine months ended September 30, 2009 was $5.6 million, a decrease of $1.3 million, or 19%, compared to the prior year. This decrease was the result of certain non-compete and customer contract intangible assets that were fully amortized in the current year; partly offset by an increase in non-compete amortization resulting from our acquisition of an electronic discovery business in the United Kingdom in the second quarter of 2008.

Other operating expense of $0.6 million for the nine months ended September 30, 2009 primarily consisted of expense related to potential acquisitions. For the nine months ended September 30, 2008, we had other operating income of $1.5 million which consisted of a gain of $2.4 million that we recognized related to interest rate floor options purchased during 2007, partially offset by acquisition-related expenses of $0.9 million.

Interest Expense, Net

We recognized interest expense of $1.1 million for the nine months ended September 30, 2009 compared with $1.3 million for the same period in the prior year. The $0.2 million decrease in interest expense primarily resulted from a decrease in loan fee amortization.

Effective Tax Rate

Our effective tax rate for the nine months ended September 30, 2009 was 44.2% compared with an effective rate of 44.6% for the prior year. The decrease compared to the prior year was primarily related to recognizing approximately $1.0 million of previously unrecognized tax benefits and $0.2 million of both research credits and benefits related to the domestic production activities deduction, partially offset by non-deductible equity compensation in 2009 for which a comparable expense did not exist in the prior year. State taxes and non-deductible equity compensation were the primary reasons our tax rate was higher than the statutory federal rate of 35%. We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

Although our income tax returns for 2006 and later are generally subject to exam, it is reasonably possible that we will recognize approximately $0.7 million of previously unrecognized tax benefits as a result of anticipated lapses in the statute of limitations within twelve months of our reporting date.  If recognized, the $0.7 million of tax benefits would affect the effective tax rate.

Net Income

Our net income was $11.0 million for the nine months ended September 30, 2009 compared to $9.8 million for the prior year, an increase of $1.2 million, or 13%. Growth in our bankruptcy segment, resulting primarily from an increase in corporate restructuring retentions, growth in our settlement administration segment, and the recognition of approximately $1.2 million of tax benefits, contributed to the increase in net income. These increases were offset in part by a decline in our electronic discovery segment due to lower revenues related to the current economic climate and price reductions, and increased expenses related to expansion of service offerings and geographic expansion in this segment; as well as a decline in other operating income due to the gain on the interest rate floor options recognized in the prior year for which there is no related gain in 2009.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.

Electronic Discovery Segment

Electronic discovery operating revenue before reimbursed direct costs decreased $4.1 million, or 9%, to $40.5 million for the nine months ended September 30, 2009, compared to $44.6 million in the prior year.  The change from the prior year was primarily related to industry pricing pressures, the impact of which was an approximate 12% decline in the average price of services, as well as a slower pace in the start-up of litigation matters, both of which can be attributed to the current economic climate.

Electronic discovery direct and administrative costs, including reimbursed direct costs, increased $4.5 million, or 19%, to $28.1 million for the nine months ended September 30, 2009, compared with $23.6 million in the prior year.  This increase was due to a $3.0 million increase in compensation related expense, an $0.8 million increase in building and equipment lease expense and utility expense, and a $0.7 million increase in software maintenance costs. The increases in expense were  primarily related to the expansion of service offerings and geographic expansion, including data center expansion.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs for the nine months ended September 30, 2009 was $66.8 million, an increase of $27.8 million, or 71%, compared to $39.0 million in the prior year. This increase was primarily attributable to an increase in corporate restructuring engagements resulting from an increase in Chapter 11 bankruptcy filings.

Partially offsetting this increase was a decline in bankruptcy trustee fees, as an increase in average deposit balances was more than offset by lower pricing compared to the prior year period.

Bankruptcy direct and administrative costs, including reimbursed direct costs, increased $18.3 million, or 85%, to $39.8 million for the nine months ended September 30, 2009, compared to $21.5 million in the prior year.  The increases in these costs were directly related to the increase in corporate restructuring engagements. Compensation related expense increased $5.4 million, expense related to outside services increased $4.7 million, call center services expense increased $1.6 million, legal notification costs increased $0.9 million, and production supplies and building and equipment lease expense increased $0.4 million. Also contributing to the increase in costs was an increase in reimbursed direct costs of $5.1 million, which directly corresponds to the increase in operating revenue from reimbursed direct costs.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs was $53.5 million in the nine months ended September 30, 2009, a decrease of $15.5 million, or 22%, compared to the prior year. Call center and professional services revenue increased $2.2 million compared to the prior year due to several new engagements. This increase was more than offset by a decline of $9.9 million related to the analog to digital conversion contract, which was substantially completed during the second quarter of 2009; a $7.3 million decrease in legal notification revenue; and a $0.5 million decrease in legal settlements revenue.

Settlement administration direct and administrative costs, including reimbursed direct costs, for the nine months ended September 30, 2009 were $54.6 million, a decrease of $18.2 million, or 25%, compared to $72.8 million in the prior year. Contributing to the decrease in expense was a $9.6 million decrease in costs that supported the analog to digital conversion contract in the prior year; a $6.4 million decrease in expense related to legal noticing; a $1.9 million decrease in reimbursed direct costs, which corresponds to the decrease in operating revenue from reimbursed direct costs; a $1.6 million decrease in expense related to outside services; and a $0.3 million decrease in professional fees expense. Partially offsetting these declines was a $1.6 million increase in expense related to temporary help.

Liquidity and Capital Resources

Operating Activities

During the nine months ended September 30, 2009, our operating activities provided net cash of $27.5 million. Contributing to net cash provided by operating activities was net income of $11.0 million and increased non-cash expenses, such as depreciation and amortization and share-based compensation expense, of $29.3 million. These items were partially offset by a $12.8 million net use of cash resulting from changes in operating assets and liabilities. The most significant changes in operating assets and liabilities were an $8.7 million decrease in accounts payable and a $4.8 million increase in accounts receivable. Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Accounts payable will fluctuate from period to period depending on timing of purchases and payments.

Investing Activities

During the nine months ended September 30, 2009, we used cash of $9.3 million for the purchase of property and equipment,  purchased software licenses, and purchased computer hardware. Enhancements to our existing software and the development of new software is essential to client retention and continued growth, and during the nine months ended September 30, 2009, we used cash of $5.7 million to fund internal costs related to the development of software for which technological feasibility had been established. We anticipate that cash generated from operations will be adequate to fund our anticipated property, equipment, and software spending for the foreseeable future.

Financing Activities

During the nine months ended September 30, 2009, we used cash to pay approximately $3.5 million for capital lease payments, $1.5 million for a deferred acquisition payment, and $1.8 million to acquire treasury stock related to shares used to satisfy tax withholdings upon the vesting of restricted stock awards. These financing uses of cash were partially offset by $2.7 million of net proceeds from stock issued in connection with the exercise of employee stock options. We also recognized a portion of the tax benefit related to the exercise of stock options as a financing source of cash.

As of September 30, 2009, our borrowings consisted of $51.1 million (including the fair value of the embedded option) from the contingent convertible subordinated notes, which bears interest at 4% per annum based on the $49.9 million principal amount outstanding, and approximately $4.0 million of obligations related to capital leases and deferred acquisition price payments.  During 2007, the term of our contingent convertible subordinated notes was extended to June 2010.  The notes will require the use of $49.9 million of cash at the extended maturity date if the note holders do not convert the remainder of the notes into shares of our common stock. If the remainder of the notes are not converted prior to maturity, we will use a combination of cash on hand and our revolving credit facility to fund the payment of these notes. The holders of the contingent convertible subordinated notes have the right to convert at a price of approximately $11.67 per share.  For any of the notes that are converted into shares of our common stock prior to their scheduled maturity, then there will be no cash requirements associated with those converted notes, other than the regular payment of interest earned prior to the conversion date. One holder of the notes converted a nominal principal amount of the notes into shares of common stock in July 2009.

As of September 30, 2009 we did not have any borrowings outstanding under our $100.0 million senior revolving loan.  During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million. Interest on the credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate.  As of September 30, 2009, significant financial covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.00 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  As of September 30, 2009, we were in compliance with all financial covenants.

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

We believe that funds generated from operations, plus our existing cash resources and amounts available under our credit facility, will be sufficient over the next 12 months, and for the foreseeable future thereafter, to finance currently anticipated working capital requirements, internal software development expenditures, property, equipment and third party software expenditures, deferred acquisition price agreements and capital leases, interest payments due on our outstanding borrowings, payments on any of the convertible notes that are not converted prior to maturity, and payments for other contractual obligations.

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

Recently Adopted Accounting Pronouncements

In December 2007 new guidance was issued for the recognition and measurement of assets, liabilities and equity in business combinations. This guidance is found in ASC Topic 805, Business Combinations (“ASC 805”), and were effective for us as of January 1, 2009. Due to these new guidelines, we now expense, as incurred, acquisition-related costs for potential and completed acquisitions. Acquisition-related costs expensed in the first nine months of 2009 were approximately $0.6 million. These costs are included in “Other operating expense (income)” in our Condensed Consolidated Statements of Income. This guidance also requires the recognition of changes in an acquirer’s income tax valuation allowance on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the guidance to apply the new provisions. This new guidance will primarily apply to all future acquisitions.

In December 2007 new guidance was issued that changed the way in which noncontrolling interests in subsidiaries are measured and classified on the balance sheet.  These provisions are contained in ASC Topic 810, Consolidations (“ASC 810”) and were effective for us as of January 1, 2009. The adoption of these new guidelines had no impact on our consolidated financial position or results of operations.

In February 2008, new guidance was issued that delayed the effective date of certain fair value guidance for nonfinancial assets and nonfinancial liabilities contained in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this guidance, which was effective as of January 1, 2009, did not have a material impact on our financial position, results of operations, or cash flows.

In March 2008 new guidance was issued that changed the disclosure requirements for derivative instruments and hedging activities.  This guidance can be found in ASC Topic 815, Derivatives and Hedging (“ASC 815”) and was effective for us as of January 1, 2009.  The adoption of these new guidelines had no impact on our consolidated financial position or results of operations. Disclosures required by this guidance are included in Note 3.

In April 2008 new guidance was issued on determining the useful life of a recognized intangible asset. These provisions, the detail of which can be found in ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”) and ASC Topic 275, Risks and Uncertainties (“ASC 275”), were effective for us as of January 1, 2009, and had no impact on our consolidated financial position or results of operations as we did not renew or extend the useful lives of any of our intangible assets.

In June 2008 new guidance was issued that clarified that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities, and requires them to be included in the computation of earnings per share pursuant to the two-class method. This guidance is contained in ASC Topic 260, Earnings per Share (“ASC 260”) and was effective for us as of January 1, 2009, with the requirement that all prior period income per share data presented to be adjusted retroactively. We have determined that nonvested share awards that were granted in the first quarter of 2009 are participating securities as defined by this guidance because they have equivalent common stock dividend rights.  Accordingly, we have included these shares in our basic and diluted share calculations as appropriate.  There is no prior period impact of this guidance as there were no participating securities outstanding prior to the first quarter of 2009. Details of the income per share calculation are described in Note 4.

In June 2008 the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on three issues discussed at its June 12, 2008 meeting pertaining to how an entity should evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions; how the currency in which the strike price of an equity-linked financial instrument (or embedded feature) is denominated affects the determination of whether the instrument is indexed to an entity’s own stock; and how the issuer should account for market-based employee stock option valuation. This guidance can be found in ASC 815, and did not have an impact on our consolidated financial position.

In April 2009 new guidance was issued that addressed application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance can be found in ASC 805 and will be effective for us for any business combinations completed on or after January 1, 2009.

In April 2009 new guidance was issued that required disclosure about the fair value of financial instruments in interim as well as in annual financial statements. These standards were effective for periods ending after June 15, 2009 and can be found in ASC Topic 825, Financial Instruments (“ASC 825”).  The disclosures required by this guidance are included in Note 8.

In May 2009 new guidance was issued that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance was effective for reporting periods ending after June 15, 2009 and can be found in ASC Topic 855, Subsequent Events (“ASC 855”). The disclosures required by this guidance are included in Note 1.

In June 2009 new guidance was issued that identified the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States, commonly referred to as the Accounting Standards Codification. This guidance was effective for periods ending after September 15, 2009, and the appropriate references to accounting guidance have been incorporated into this Form 10-Q.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements (“ASU 2009-14”), both of which amend ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14  should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating both the timing and the impact of the pending adoption of these standards on our consolidated financial statements.

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

Interest on our senior revolving credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate. There were no amounts due under our senior revolving credit facility as of September 30, 2009; therefore, we had no market risk exposure.

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

The individual defendants and the company have filed an answer denying the plaintiff’s claims. Discovery in this action has begun and is expected to continue until summer 2010.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the total number of shares purchased during the quarter ended September 30, 2009, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the maximum number (or approximate dollar value) of shares that may yet be purchased under a share repurchase program. The company has never had a share repurchase program in place. The activity included in this table represents shares repurchased to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through July 31, 2009	—	—	—	—
August 1 through August 31, 2009	117,325	$15.19	—	—
September 1 through September 30, 2009	—	—	—	—
Total Activity for the Quarter Ended September 30, 2009	117,325	$15.19	—	—

Item 6.            Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiq Systems, Inc.

Date: October 29, 2009	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date: October 29, 2009	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)