Form 10-K
period 2009-12-31
EPIQ SYSTEMS INC
filed 2010-03-01
CIK 1027207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

913-621-9500
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act
 None

Securities registered pursuant to Section 12(g) of the Act
 Common Stock $0.01 par value

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of voting common stock held by non-affiliates of the registrant (based upon the last reported sale price on the NASDAQ Global Market), as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2009) was approximately $499,000,000.

         There were 36,183,567 shares of common stock of the registrant outstanding as of February 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2010 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        In this report, in other filings with the SEC and in press releases and other public statements by our officers throughout the year, Epiq Systems, Inc. makes or will make statements that plan for or anticipate the future. These forward-looking statements include statements about our future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on our current expectations. Many of these statements are found in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this report.

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

General Development of Business

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

        As a part of our business strategy, we have made several acquisitions and one disposition over the past five years. During the second quarter of 2008 we acquired all of the equity of Uberdevelopments Limited and its wholly-owned operating subsidiary Pinpoint Global Limited (collectively, "Pinpoint"), an electronic discovery business with operations in the United Kingdom, to expand our market in the United Kingdom. During 2006, we acquired the net assets of Gazes LLC (now Epiq Preference Solutions) to supplement our ability to provide claims preference services for our bankruptcy segment clients. During 2005, we acquired nMatrix (now Epiq eDiscovery Solutions) to expand our offerings to include electronic discovery, and Hilsoft, Inc., which enhanced our expert legal noticing services for clients of our settlement administration segment.

        Our trademarks and service marks include Epiq™, Epiq Systems™, Bankruptcy Link®, CasePower®, CasePower 13®, ClaimsMatrix®, ClassMatrix™, CreditorMatrix™, DebtorMatrix™, DocuMatrix™, eDataMatrix®, IQ Review™, IQ ReviewSM, LegalMatrix™, TCMS®, TCMSWeb™, and XFrame™. The trademarks and service marks have been filed but are not yet registered; the registered marks have durations ranging from 2011 through 2019.

Financial Information About Segments

        Our business is organized into three reporting segments: electronic discovery, bankruptcy, and settlement administration. Segment information related to revenues, a performance measure of profit or loss, capital expenditures, and total assets is contained in Note 14 of the Notes to Consolidated Financial Statements.

Narrative Description of Business

Electronic Discovery Segment

        Our electronic discovery segment provides collections and forensics, processing, search and review, and document review services to companies and the litigation departments of law firms. Our eDataMatrix® software analyzes, filters, deduplicates and produces documents for review. Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient attorney review and data requests. Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the electronic discovery process for litigation and regulatory matters.

        The substantial amount of electronic documents and other data used by businesses has changed the dynamics of how attorneys support discovery in complex litigation matters. Due to the complexity of cases, the volume of data that are maintained electronically, and the volume of documents that are produced in all types of litigation, law firms have become increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

        Following is a description of the significant sources of revenue in our electronic discovery business.

  •
  Consulting, forensics and collection service fees based on the number of hours a professional services team spends providing the requested services.

  •
  Fees related to the conversion of data into an organized, searchable electronic database. The amount we earn varies primarily on the size (number of documents) and complexity of the engagement.

  •
  Hosting fees based on the amount of data stored.

  •
  Document review fees based on the number of hours spent reviewing documents, the number of pages reviewed, or the amount of data reviewed.

        In the first half of 2009 we opened new offices in Brussels and Hong Kong, establishing global reach for our offices and data centers in the U.S., Europe and Asia; and expanded our offerings to include data forensics and collections services, as well as document review services. In 2009 we also launched IQ Review™, a revolutionary combination of new intelligent technology and expert services which incorporates new prioritization technology into DocuMatrix™, our flagship document management platform.

Bankruptcy Segment

        Bankruptcy is an integral part of the United States' economy. As reported by the Administrative Office of the U.S. Courts for the fiscal years ended September 30, 2009, 2008, and 2007, there were approximately 1.40 million, 1.04 million, and 0.80 million new bankruptcy filings, respectively. Bankruptcy filings for the twelve-month period ended September 30, 2009 increased 34% versus the twelve-month period ended September 30, 2008. During this period, Chapter 7 filings increased 45%, Chapter 11 filings increased 68%, and Chapter 13 filings increased 13%. The quarter ended September 30, 2009 represented the highest quarterly filing period since the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 was enacted.

        Our bankruptcy business provides solutions that address the needs of Chapter 7, Chapter 11, and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

  •
  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended September 30, 2009, accounted for approximately 71% of all bankruptcy filings. In a Chapter 7 case, the debtor's assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors. Chapter 7 cases typically last several years.

  •
  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the twelve-month period ended September 30, 2009, accounted for approximately 1% of all bankruptcy filings. Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 cases generally last several years.

  •
  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended September 30, 2009, accounted for approximately 28% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last between three and five years.

        The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we provide our Chapter 7 products and services to our trustee customers at no direct charge, and they maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution. We have arrangements with various banks under which we provide the bankruptcy trustee case management software and related services, and the bank provides the bankruptcy trustee with deposit-related banking services. During the years ended December 31, 2009 and 2008, a majority of our Chapter 7 trustee clients' deposits were maintained at Bank of America. See Note 9 of the Notes to Consolidated Financial Statements for additional information on this significant customer.

        Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. For the Chapter 7 trustee services component of the bankruptcy segment, the increase in filings is expected to translate into growth in client deposit balances related to asset liquidations. Our trustee services deposit portfolio reached $2.0 billion during the fourth quarter of 2009, while pricing was at floor pricing levels under our agreements due to the low short-term interest rate environment.

        The key participants in a bankruptcy proceeding include the debtor-in-possession, the debtor's legal counsel, the creditors, the creditors' legal counsel, and the bankruptcy judge. Chapter 7 and Chapter 13 cases also include a professional bankruptcy trustee, who is responsible for administering the bankruptcy case. The end-user customers of our bankruptcy solutions are debtor corporations that file a plan of reorganization and professional bankruptcy trustees. The Executive Office for United States Trustees, a division of the U.S. Department of Justice, appoints all bankruptcy trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The bankruptcy trustee's primary responsibilities include liquidating the debtor's assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court. Trustees manage an entire caseload of bankruptcy cases simultaneously.

        Following is a description of the significant sources of revenue in our bankruptcy business.

  •
  Data hosting fees and volume-based fees.

  •
  Case management professional service fees and other support service fees related to the administration of cases, including data conversion, claims processing, claims reconciliation, professional services, and disbursement services.

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

        The customers of our settlement administration segment are corporations that are administering the settlement or resolution of class action cases or administering projects. We sell our services directly to those customers and other interested parties, including legal counsel, which often provide access to these customers. During the years ended December 31, 2009, 2008 and 2007, approximately 12%, 22%, and less than 1%, respectively, of our consolidated revenue was derived from a large contract with IBM in support of the federal government's analog to digital conversion program. This revenue was recognized in our settlement administration segment. The contract began in the fourth quarter of 2007 and, as expected, wound-down in 2009.

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

Competition

Electronic Discovery

        The electronic discovery market is highly fragmented, intensely competitive and rapidly evolving. Competitors include Electronic Evidence Discovery, Inc., Fios, Inc., Kroll Ontrack (Marsh & McLennan Companies), Attenex (FTI Consulting, Inc.), Autonomy ZANTAZ, Inc., Stratify, Inc. (Iron Mountain Incorporated), and Clearwell Systems, Inc. Competition is primarily based on the quality of service, technology innovations, and price.

Bankruptcy

        Our bankruptcy segment competes in a more mature market. We are one of two primary providers in the Chapter 7 bankruptcy market, along with Bankruptcy Management Solutions, Inc.; and in the Chapter 11 bankruptcy market competitors include Kurtzman Carson Consultants LLC and The Garden City Group, Inc. In both the Chapter 7 and Chapter 11 markets there are also several smaller competitors. Competition is primarily based on quality of service and technology innovations.

Settlement Administration

        The primary competitors with our settlement administration segment are The Garden City Group, Inc., Rust Consulting, Inc., and Gilardi & Co LLC, as well as several smaller competitors. Competition is primarily based on the quality of service, technology innovations, and price.

        In addition to the competitors mentioned above, certain law firms, accounting firms, management consultant firms, turnaround specialists and crisis management firms offer products and services that compete with our products and services in each of our segments.

        Key competitive factors and the relative strength of our products and services versus our competitors are directly and indirectly affected by our technology innovations, the quality of our services, price, ease of use of our technology solutions, quality of our technical support, reliability, and our domain expertise. Our ability to continually innovate and differentiate our product offerings has enabled us to achieve and maintain leadership positions in the various markets that we serve.

Sales and Marketing

        Our sales executives market our products and services directly to prospective customers and referral law firms through on-site sales calls and longstanding relationships. We focus on attracting and retaining customers by providing superior integrated technology solutions and exceptional customer service. Our client support specialists are responsible for providing ongoing support services for existing customers. Additionally, we maintain a website that clients and potential clients may access to obtain additional information related to solutions we offer, we attend industry trade shows, we publish articles, and we conduct direct mail campaigns and advertise in trade journals.

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

        In April 2006, the United States Supreme Court approved certain amendments to the Federal Rules of Civil Procedure regarding the discovery in litigation of certain electronically stored information. These amendments became effective on December 1, 2006. Among other things, these amendments (i) require early attention by parties in litigation to meet and confer regarding discovery issues and to develop a discovery plan that identifies and addresses the parties' electronically stored information, (ii) expand the reach of federal court subpoenas to include electronically stored information, (iii) allow for parties to object to production of electronically stored information that is not reasonably accessible due to the undue burden or cost associated with such retrieval, and (iv) provide a "safe harbor" to parties unable to provide electronically stored information lost or destroyed as a result of the routine, good-faith operation of an electronic information system. While these federal rules do not apply in state court proceedings, the civil procedure rules of many states have been closely modeled on these provisions. We anticipate the federal and state court discovery rules relating to electronic documents and information will continue to evolve and affect the way we develop and implement technology and service solutions to those changing discovery rules.

Employees

        As of December 31, 2009, we employed approximately 550 full-time employees, none of whom is covered by a collective bargaining agreement. We believe the relationship with our employees is good.

Financial Information About Geographic Areas

        Substantially all of our revenues are generated from services provided within the United States, and substantially all of our assets are located within the United States.

Available Information

        Our company internet address is www.epiqsystems.com. We make a variety of information available, free of charge, at our Investor Relations website, www.epiqsystems.com/investors.php, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file those reports with or furnish them to the SEC, as well as our code of ethics and other governance documents.

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

We compete with other third party providers on the basis of the technological features, capabilities and price of our products and services, and we could lose existing customers and fail to attract new business if we do not keep pace with technological changes and offer competitive pricing for our products and services.

        The markets for our products and services are competitive, continually evolving and subject to technological change. We believe that key competitive factors in the markets we serve include the breadth and quality of system and software solution offerings, the stability of the information systems provider, the features and capabilities of the product and service offerings, the pricing of our products and services, and the potential for future product and service enhancements. Our success depends upon our ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced software solutions and services that satisfy changing client requirements. If we do not keep pace with technological changes, we could lose existing customers and fail to attract new business. Likewise, technology products and services can become more price sensitive over time, and if we are not able to maintain price competitive products and services we could lose existing customers and fail to attract new customers. The impact of not keeping pace with technological changes or maintaining competitive pricing could adversely affect our results of operations.

Security problems with our software products, systems or services could cause increased service costs and damage to our reputation.

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

Improper disclosure of personal data could harm our reputation and result in liability and increased expense for litigation and diversion of management time.

        We store and process large amounts of personally identifiable information. Our software products also enable our customers to store and process personal data. It is possible that our security controls over personal data, our selection and training of employees, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability in regulatory proceedings and private litigation under laws that protect personal data, resulting in increased costs or loss of revenue. Perceptions that our products and services do not adequately protect the privacy of personal information could inhibit sales of our products and services. Additionally, improper disclosure of personal data could result in lawsuits or regulatory proceedings alleging damages. Defending these types of claims could result in increased expenses for litigation and claims settlement and a significant diversion of our management's attention.

Errors or fraud related to our business processes could cause increased expense for litigation and diversion of management attention.

        We administer claims, disburse funds, generate and distribute legal notices and provide professional services for third parties. Errors or fraud could occur, for example, in the payment of settlement claims in a case we are administering for a customer. Errors or fraud related to the processing or payment of these claims or errors related to the delivery of professional services could result in the diversion of management resources, damage to our reputation, increased service costs or impaired market acceptance of our services, any of which could result in higher expenses and lower revenues. Additionally, these types of errors or fraud could result in lawsuits alleging damages. Defending these types of claims could result in increased expenses for litigation and claims settlement and a significant diversion of our management's attention.

Any claims or threats of litigation could distract us from business operations and strategic planning, and costs of litigation or settlement could adversely affect our financial condition or results of operations.

        Any claims made or litigation commenced against the company, or our officers or directors, may distract our board of directors, management, or other key employees from business operations and strategic planning. There may also be an increase versus prior periods in potential claims or litigation relative to company operational growth. Claims resolution frequently entails a cost/benefit analysis, which would include consideration of the potential risks, expenses and impact to business operations. We may determine to litigate or settle such claims (including threatened claims) even if we believe those claims have little or no merit. The cost of litigation or settlements could adversely affect our financial condition or our results of operations.

Interruptions or delays in service at the data centers we utilize could impair the delivery of our service and harm our business.

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

        Certain of our services utilize software solutions developed by us for our customers. We issue new releases of our software products to our customers periodically. Complex software products, such as those we offer, can contain undetected errors when first introduced or as new versions are released. Any introduction of new software products or upgrade to existing software products has a risk of undetected errors. These undetected errors may be discovered only after a product has been installed and used either in our internal processing or by our customers. Likewise, the software products we acquire in business acquisitions have a risk of undetected errors.

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

        We rely on hardware purchased or leased and software licensed from third parties for our service offerings. The hardware is typically standardized hardware from national vendors. The software licenses are generally standardized, commercial software licenses from national software vendors. We are generally able to select from a number of competing hardware and software applications, and, from time to time, we have changed the hardware and software technologies incorporated into our software products and solutions. Any errors or defects in third party hardware or software incorporated into our products could result in a failure of our service or errors in our software, which in turn could adversely affect our customer relationships and result in the loss of customers, the loss of future business, potential litigation claims against us, and damage to our reputation.

Revenue in our bankruptcy segment related to trustee deposits is collected through a few financial institutions, and the adverse modification or termination of any of those arrangements, including a component of pricing tied to prevailing interest rates, could cause uncertainty and adversely affect our future bankruptcy segment revenue and earnings.

        The application of Chapter 7 bankruptcy regulations discourages Chapter 7 trustees from incurring direct administrative costs for computer system expenses. As a result, we provide our products and services to these trustee customers at no direct charge, and these trustee customers agree to deposit the cash proceeds from liquidations of debtors' assets with one of the designated financial institutions with which we have an arrangement. We then collect fees from each financial institution which are largely based on a percentage of the total funds on deposit pursuant to contracts with that financial institution. The great majority of our clients' funds are currently deposited at two such financial institutions. Fees we earn for deposits placed with those financial institutions vary, within certain limits, based on fluctuations in short-term interest rates. The significant decline in short-term interest rates, which began in 2008 and continued into 2009, resulted in pricing under those arrangements reaching the low end of the variable fee schedule. Fluctuations in short-term interest rates could affect the fees we earn for the Chapter 7 deposits in the future. These bankruptcy deposit-based fees represent a material percentage of our bankruptcy segment revenues.

        Our pricing and terms with the two financial institutions are in the form of agreements that are currently non-cancellable, without cause, prior to June 2012. We have, however, from time to time agreed with the financial institutions to modify the pricing or terms of those agreements and we may do so again in the future. Any modifications to pricing or terms could adversely affect our bankruptcy segment revenue and earnings. Likewise, a termination of a financial institution arrangement could adversely affect our bankruptcy segment revenue and earnings.

We depend upon our key personnel, and we may not be able to retain them or to attract, assimilate and retain highly qualified employees in the future.

        Our future success may depend upon the continued service of our senior management and certain of our key technical personnel and our continuing ability to attract, assimilate and retain highly qualified technical, managerial, and sales and marketing personnel. We do not have employment agreements with our Chief Executive Officer, President, or Chief Financial Officer. We maintain key-man life insurance policies on our Chief Executive Officer and our President. The loss of the services of any of these senior executives or other key personnel, including key sales professionals, or the inability to hire or retain qualified personnel in the future could have a material adverse impact on our results of operations.

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

        As we expand our international operations, more of our customers pay us in foreign currencies and we incur more of our expenses in foreign currencies. The revenues recorded and collected in a foreign currency may not match the expenses paid or incurred in that same currency. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates. Unfavorable changes in currency exchange rates could have a negative impact on our revenues, expenses and earnings.

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

Compliance with changing regulation of financial reporting, corporate governance and public disclosure may result in additional expenses and diversion of management time and attention from operational activities.

        Compliance with changing laws, regulations and standards relating to financial reporting, corporate governance and public disclosure, including new accounting standards, SEC regulations, and The NASDAQ Stock Market and FINRA (Financial Industry Regulatory Authority) rules, are time consuming and expensive. We have spent substantial amounts of management time and have incurred substantial legal and accounting expense in the past complying with these federal securities laws. Complying with these laws and regulations also creates uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Goodwill comprises a significant portion of our total assets. We assess goodwill for impairment at least annually, which could result in a material, non-cash write-down and could have a material adverse effect on our results of operations and financial condition.

        The carrying value of our goodwill was approximately $264.2 million, or approximately 60% of our total assets, as of December 31, 2009. We assess goodwill for impairment on an annual basis at a reporting unit level. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Our impairment reviews require extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organization level, could produce significantly different results. We may be required to recognize impairment of goodwill based on future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Impairment of goodwill could result in material charges that could, in the future, result in a material, non-cash write-down of goodwill, which could have a material adverse effect on our results of operations and financial condition. As of July 31, 2009, which is the date of our most recent impairment test, the fair value of the bankruptcy trustee management reporting unit had approximately $75.2 million of goodwill allocated to it, and the fair value of this reporting unit exceeded its carrying value by approximately 32%; the fair value of each of our other reporting units was substantially in excess of the carrying value of the reporting unit.

The continuing uncertainty in national and global economic conditions could negatively affect our business, results of operations and financial condition.

        The recent financial crisis affecting the banking system and financial markets and the continuing uncertainty in national and global economic conditions resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit, equity and fixed income markets. It is difficult to estimate the exact impact of the economic crisis on our business, but we believe that it adversely affected our electronic discovery segment in 2009, while generally benefitting our bankruptcy segment. There could still be a number of unforeseen or unidentified follow-on effects from these economic developments on our business and our customers. National economic risks that we have considered in our planning processes in the past 12 months include risks associated with the inability or unwillingness of our credit banks to fund draws on our revolving credit facility, our inability to increase or renew our current revolving credit facility, failure of our customers to pay us on a timely basis or at all, and delays in business and litigation-related expenditures by our customers. If the global economy or the U.S. economy remains uncertain or weakens further, the consequences could have an adverse effect on our business, operating results and financial condition.

Our quarterly results have fluctuated in the past and may fluctuate in the future. If they do, our operating results may not meet the expectations of securities analysts or investors. This could cause fluctuations in the market price of our common stock.

        Our quarterly results have fluctuated in the past and may fluctuate in the future. Our quarterly revenues and operating results can be difficult to forecast. Our business will continue to be affected by a number of factors, any one of which could substantially affect our results of operations for a particular fiscal quarter. Specifically, our quarterly results from operations can vary due to:

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

We historically have not paid cash dividends on our common stock and our common stock may not appreciate in value or even maintain the price at which it was purchased.

        We historically have not paid cash dividends on our common stock. In addition, certain terms of our contingent convertible subordinated notes restrict our payment of dividends while the notes are outstanding, and certain provisions in our credit facility may restrict our ability to pay dividends in the future. The convertible notes mature in June 2010. Subject to any financial covenants in current or future financing agreements that directly or indirectly restrict the payment of dividends, the payment of dividends is within the discretion of our board of directors and will depend upon our future earnings and cash flow from operations, our capital requirements, our financial condition and any other factors that the board of directors may consider. Unless we pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its future appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

The use of our common stock to fund acquisitions or to refinance debt incurred for acquisitions could dilute existing shares.

        We have used our common stock to fund, in part, acquisitions and to refinance debt incurred in connection with acquisitions. During November 2007, we issued 5.0 million shares of common stock and used approximately $74.0 million of the net proceeds to pay debt outstanding under our credit facility. During November 2005, we issued approximately 1.8 million shares of common stock in connection with an electronic discovery business acquisition. During June 2004, we issued $50.0 million of convertible notes, which are convertible at the option of the note holders on or before June 15, 2010, into approximately 4.3 million shares of common stock based upon a conversion price of $11.67 per share, to refinance a portion of the purchase price for an acquisition.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in a 49,000-square-foot facility in Kansas City, Kansas. This owned property serves as collateral under our credit facility. We also have significant leased offices in New York City and in metropolitan Portland, Oregon, and maintain smaller leased offices in Chicago, Miami, Washington, D.C., Los Angeles, London, Brussels, and Hong Kong.

ITEM 3.    LEGAL PROCEEDINGS

Purported Derivative Shareholder Complaint

        On July 29, 2008, the Alaska Electrical Pension Fund filed a putative shareholder derivative action in the U.S. District Court for the District of Kansas (Civil Action No. 08-CV-2344 CM/JPO), alleging that each of our current directors and certain current and former executive officers and directors engaged in misconduct regarding stock option grants.

        The complaint asserts, among other things, that the company backdated certain stock options and that the individual defendants either participated in the backdating or permitted it to occur, violations of generally accepted accounting principles as a result of the alleged backdating of options, related claims of false and misleading proxy statements and annual reports filed by the company under the Securities Exchange Act of 1934, also as a result of the alleged backdating of options, and various violations of state law, breaches of fiduciary duty of loyalty and insider trading in company stock. The complaint seeks, among other things, unspecified money damages, an accounting for profits obtained from the alleged backdating of options, specified changes in our corporate governance policies, punitive damages and rescission of the allegedly backdated options.

        In October 2008, the company and the individual defendants filed a motion to dismiss the plaintiff's complaint on a variety of grounds. In June 2009, the Court entered an order on defendants' motion to dismiss plaintiff's complaint. In that order, the Court: (i) barred certain of plaintiff's federal securities law claims arising before July 29, 2005, leaving only the claim for the stock option grant dated June 3, 2006; (ii) held that the statute of limitations was tolled on those federal securities law claims; (iii) barred plaintiff's other federal securities law claims arising before December 9, 2003; (iv) declined to rule at that time on defendants' motions to dismiss plaintiff's state law claims based on any statute of repose or statute of limitations; (v) dismissed plaintiff's state law claim for constructive fraud; and (vi) held that plaintiff's complaint stated federal securities law and state law claims with sufficient particularity to avoid dismissal at that stage in the proceedings. The individual defendants and the company have filed an answer denying plaintiff's claims.

        The plaintiff, the individual defendants and the company are participating in mediation required by the court. In connection with this on-going mediation, the company has accrued a liability, of approximately $1.0 million at December 31, 2009 in the accompanying Consolidated Financial Statements. The ultimate resolution of this matter may materially differ from the amount recorded as of December 31, 2009 as a result of future court rulings or potential settlement. Any liability relative to this matter may be funded in part, or in whole, by the company's insurance carrier.

        We believe the plaintiff's claims are without merit and have been defending against them vigorously.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded under the symbol "EPIQ" on the NASDAQ Global Market. The following table shows the reported high and low sales prices for our common stock for the calendar quarters of 2009 and 2008 as reported by NASDAQ.

	2009		2008
	High	Low	High	Low
First Quarter	$18.30	$14.41	$18.28	$12.11
Second Quarter	18.43	13.39	16.83	14.16
Third Quarter	16.31	14.50	16.19	10.52
Fourth Quarter	15.23	12.37	17.72	10.73

Holders

        As of February 12, 2010, there were approximately 72 owners of record of our common stock and approximately 7,000 beneficial owners of our common stock.

Dividends

        We historically have not paid any cash dividends on our common stock. In addition, certain terms of our contingent convertible subordinated notes restrict our payment of dividends while the notes are outstanding, and certain provisions in our credit facility may restrict our ability to pay dividends in the future. The convertible notes mature in June 2010. Subject to any financial covenants in current or future financing agreements that directly or indirectly restrict the payment of dividends, the payment of dividends is within the discretion of our board of directors and will depend upon our future earnings and cash flow from operations, our capital requirements, our financial condition and any other factors that the board of directors may consider. There is no restriction on the ability of our subsidiaries to transfer funds to the parent company in the form of cash dividends, loans or advances.

Equity Compensation Plan Information

        The following table sets forth as of December 31, 2009 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,181,000	$11.62	1,212,000
Equity compensation plans not approved by security holders	575,000	$13.95	-

Total	7,756,000	$11.79	1,212,000

        As of December 31, 2009, equity compensation plans approved by security holders consist of our 1995 Stock Option Plan and our 2004 Equity Incentive Plan, both as amended. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares available under the 2004 Equity Incentive Plan. Securities remaining available for future issuance under our 2004 Equity Incentive Plan may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock.

        As of December 31, 2009, equity compensation plans not approved by security shareholders consist of stock options issued in conjunction with acquisitions. Inducement stock options were issued in conjunction with the execution of employment agreements with certain key employees of acquired companies to become employees of our newly acquired subsidiaries. In accordance with the NASDAQ corporate governance rules, shareholder approval was not required for these inducement stock option grants.

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

        We did not purchase any shares of our common stock during the fourth quarter of 2009.

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

        The following graphs show the total shareholder return of an investment of $100 in cash for (i) Epiq's common stock, (ii) the NASDAQ Stock Market Computer & Data Processing Index (the "NASDAQ Computer Index"), and (iii) the Standard & Poor's 500 Total Return Index (the "S&P 500 Index") for our last five fiscal years (December 31, 2004 through December 31, 2009) and for the period beginning on the date of our initial public offering through the end of the last fiscal year (February 4, 1997 through December 31, 2009). All values assume reinvestment of the full amount of any dividends. The NASDAQ Computer Index and the S&P 500 Index are calculated by Standard & Poor's Institutional Market Services.

        The five-year graph assumes that $100.00 was invested in our common stock on December 31, 2004, at the price of $9.76 per share, the closing sales price on that date. The second graph assumes that $100.00 was invested in our common stock on February 4, 1997, the date of our initial public offering, at the price of $0.93 per share, the closing sales price on that date (after giving effect to the stock splits and stock dividends paid by Epiq). The closing sales prices were used for each index on December 31, 2004 or February 4, 1997, as applicable, and all dividends were reinvested. No cash dividends have been declared on our common stock. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Five-Year Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EPIQ SYSTEMS, INC., S&P 500 TOTAL RETURN INDEX
AND NASDAQ COMPUTER & DATA PROCESSING INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2009

Performance Graph Since Initial Public Offering

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EPIQ SYSTEMS, INC., S&P TOTAL RETURN INDEX
AND NASDAQ COMPUTER & DATA PROCESSING INDEX

ASSUMES $100 INVESTED ON FEB. 4, 1997
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2009

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical financial data for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 (in thousands, except per share data).

	Year Ended December 31,
	2009	2008	2007	2006	2005
Income Statement Data:
Total revenue	$239,071	$236,118	$174,413	$224,170	$106,330
Income from operations	28,211	25,821	22,876	71,225	445
Net income (loss)	14,595	13,836	6,929	35,131	(3,842)
Diluted net income (loss) per share	$0.38	$0.36	$0.21	$1.05	$(0.14)
Balance Sheet Data:
Total assets	$437,941	$418,946	$392,794	$382,220	$418,471
Long-term obligations	4,654	55,310	58,266	83,873	145,906

        In October 2003 we entered into a three-year arrangement related to our Chapter 7 bankruptcy trustee business that included various elements which had previously been provided on a standalone basis. As a result, for the final quarter of 2003 and for the years ended December 31, 2004 and 2005 we deferred substantially all of our Chapter 7 bankruptcy trustee revenue. The $59.7 million of revenue deferred during these periods related to this arrangement was recognized during the year ended December 31, 2006. The effect of this was to: (i) reduce revenue recognized for the years ended December 31, 2003, 2004 and 2005 with a corresponding increase in revenue recognized for the year ended December 31, 2006; and (ii) substantially decrease net income for the year ended December 31, 2003 and to incur a net loss for the years ended December 31, 2004 and 2005, with a corresponding increase in net income for the year ended December 31, 2006. Effective October 1, 2006, we entered into a new arrangement with this depository financial institution; this new arrangement does not include provisions related to software upgrades. Accordingly, we now recognize this revenue based on a contingent usage based revenue model and, during the years ended December 31, 2007, 2008 and 2009, we did not defer any bankruptcy trustee revenue or recognize any previously deferred bankruptcy trustee revenue.

        In November 2007, we completed a registered offering of 5,000,000 shares of common stock and received net proceeds of approximately $78.6 million.

        All per share amounts have been adjusted to reflect the 3-for-2 stock split, effected as 50% stock dividend, paid on June 7, 2007 to holders of record as of May 24, 2007.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the "Cautionary Statement Concerning Forward-Looking Statements," our "Risk Factors," "Selected Financial Data," and "Financial Statements and Supplementary Data" included in this Form 10-K.

Management's Overview

Electronic Discovery Segment

        Our electronic discovery segment provides collections and forensics, processing, search and review, and document review services to companies and the litigation departments of law firms. Our eDataMatrix® software analyzes, filters, deduplicates and produces documents for review. Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient attorney review and data requests. Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the electronic discovery process for litigation and regulatory matters.

        The substantial amount of electronic documents and other data used by businesses has changed the dynamics of how attorneys support discovery in complex litigation matters. Due to the complexity of cases, the volume of data that are maintained electronically, and the volume of documents that are produced in all types of litigation, law firms have become increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

        Following is a description of the significant sources of revenue in our electronic discovery business.

  •
  Consulting, forensics and collection service fees based on the number of hours a professional services team spends providing the requested services.

  •
  Fees related to the conversion of data into an organized, searchable electronic database. The amount we earn varies primarily on the size (number of documents) and complexity of the engagement.

  •
  Hosting fees based on the amount of data stored.

  •
  Document review fees based on the number of hours spent reviewing documents, the number of pages reviewed, or the amount of data reviewed.

        In the first half of 2009, we opened new offices in Brussels and Hong Kong, establishing global reach for our offices and data centers in the U.S., Europe and Asia; and expanded our offerings to include data forensics and collections services, as well as document review services. In 2009 we also launched IQ Review™, a revolutionary combination of new intelligent technology and expert services which incorporates new prioritization technology into DocuMatrix™, our flagship document management platform.

Bankruptcy Segment

        Bankruptcy is an integral part of the United States' economy. As reported by the Administrative Office of the U.S. Courts for the fiscal years ended September 30, 2009, 2008, and 2007, there were approximately 1.40 million, 1.04 million, and 0.80 million new bankruptcy filings, respectively. Bankruptcy filings for the twelve-month period ended September 30, 2009 increased 34% versus the twelve-month period ended September 30, 2008. During this period, Chapter 7 filings increased 45%, Chapter 11 filings increased 68%, and Chapter 13 filings increased 13%. The quarter ended

September 30, 2009 represented the highest quarterly filing period since the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 was enacted.

        Our bankruptcy business provides solutions that address the needs of Chapter 7, Chapter 11, and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

  •
  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended September 30, 2009, accounted for approximately 71% of all bankruptcy filings. In a Chapter 7 case, the debtor's assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors. Chapter 7 cases typically last several years.

  •
  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the twelve-month period ended September 30, 2009, accounted for approximately 1% of all bankruptcy filings. Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 cases generally last several years.

  •
  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended September 30, 2009, accounted for approximately 28% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last between three and five years.

        The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we provide our Chapter 7 products and services to our trustee customers at no direct charge, and they maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution. We have arrangements with various banks under which we provide the bankruptcy trustee case management software and related services and the bank provides the bankruptcy trustee with deposit-related banking services. During the year ended December 31, 2009 and 2008, a majority of our Chapter 7 trustee clients' deposits were maintained at Bank of America. See Note 9 of the Notes to Consolidated Financial Statements for additional information on this significant customer.

        Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. For the Chapter 7 trustee services component of the bankruptcy segment, the increase in filings is expected to translate into growth in client deposit balances related to asset liquidations. Our trustee services deposit portfolio reached $2.0 billion during the fourth quarter of 2009, while pricing was at floor pricing levels under our agreements due to the low short-term interest rate environment.

        The key participants in a bankruptcy proceeding include the debtor-in-possession, the debtor's legal counsel, the creditors, the creditors' legal counsel, and the bankruptcy judge. Chapter 7 and Chapter 13 cases also include a professional bankruptcy trustee, who is responsible for administering the bankruptcy case. The end-user customers of our bankruptcy solutions are debtor corporations that file a plan of reorganization and professional bankruptcy trustees. The Executive Office for United States Trustees, a division of the U.S. Department of Justice, appoints all bankruptcy trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The bankruptcy trustee's primary responsibilities include liquidating the debtor's assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court. Trustees manage an entire caseload of bankruptcy cases simultaneously.

        Following is a description of the significant sources of revenue in our bankruptcy business.

  •
  Data hosting fees and volume-based fees.

  •
  Case management professional service fees and other support service fees related to the administration of cases, including data conversion, claims processing, claims reconciliation, professional services, and disbursement services.

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

        The customers of our settlement administration segment are corporations that are administering the settlement or resolution of class action cases or administering projects. We sell our services directly to those customers and other interested parties, including legal counsel, which often provide access to these customers. During the years ended December 31, 2009, 2008 and 2007 approximately 12% and 22%, and less than 1%, respectively, of our consolidated revenue was derived from a large contract with IBM in support of the federal government's analog to digital conversion program. This revenue was recognized in our settlement administration segment. The contract began in the fourth quarter of 2007, and, as expected, wound-down in 2009.

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

Results of Operations for the Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

Consolidated Results of Operations

Revenue

        Total revenue was $239.1 million in 2009, an increase of $3.0 million, or 1%, as compared to $236.1 million in the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services. We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Consolidated Statements of Income. Revenue originating from reimbursed direct costs was $30.5 million, an increase of $2.2 million, or 8%, from $28.3 million in the prior year. This increase corresponded to the increase in reimbursed direct costs. Although reimbursed operating revenue may fluctuate significantly from period to period, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

        Operating revenue exclusive of revenue originating from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, was $208.5 million in 2009, an increase of $0.6 million as compared to $207.9 million in the prior year. The increase consisted of a $31.2 million increase in the bankruptcy segment, offset by a $28.2 million decrease in the settlement administration segment, and a $2.3 million decrease in the electronic discovery segment. Changes by segment are discussed below.

Operating Expenses

        The direct cost of services, exclusive of depreciation and amortization, was $71.9 million in 2009, a decrease of $10.0 million, or 12%, as compared to $81.9 million in the prior year. Contributing to this decrease was a $9.8 million decrease in the cost of outside services, primarily related to telephone, mailing and temporary help services, and a $5.6 million decrease in legal noticing. These declines were partially offset by $4.8 million increase in compensation related expense, and a $0.9 million increase in software maintenance costs. Changes by segment are discussed below.

        The direct cost of bundled products and services, exclusive of depreciation and amortization, was $3.5 million in 2009, a decrease of $0.1 million, or 3%, compared to $3.6 million in the prior year. Changes by segment are discussed below.

        Reimbursed direct costs increased in 2009 to $30.2 million compared to $28.1 million in the prior year. This increase corresponded to the increase in revenue originating from reimbursed direct costs. Changes by segment are discussed below.

        General and administrative costs increased $7.3 million, or 10%, to $78.4 million in 2009 compared to $71.1 million in the prior year. Contributing to this increase was a $6.1 million increase in share-based compensation expense, which was the result of the timing of when certain awards were granted. There were no share-based awards granted to executive management in fiscal year 2008, and awards pertaining to both 2008 and 2009 were granted in fiscal year 2009. Expense related to cash based incentive awards to executive management in 2009 was $0.2 million compared to $2.4 million in the prior year. Compensation, commission and benefits expense increased $0.8 million, primarily resulting from expanded staffing to meet client demands; data line and telephone expense increased $0.8 million, due primarily to data center expansion; expense related to outside services increased $0.6 million; and $0.5 million of expense in 2009 related to a litigation settlement reserve. Partially offsetting these increases were a $1.2 million decrease in professional fees, due primarily to a decline in legal fees; and

a $0.7 million decrease in travel expense, related to expense management measures in 2009. Changes by segment are discussed below.

        Depreciation and software and leasehold amortization costs in 2009 were $18.8 million, an increase of $2.5 million, or 15%, compared to $16.3 in the prior year. This increase was primarily the result of increased software amortization expense and increased hardware depreciation largely related to investment in our electronic discovery segment.

        Amortization of identifiable intangible assets in 2009 was $7.4 million, a decrease of $1.7 million, or 18%, compared to $9.1 million in the prior year. This decrease was primarily the result of certain non-compete and customer contract intangible assets that were fully amortized during the year.

        Other operating expense in 2009 of $0.6 million increased $0.4 million, compared to $0.2 million in the prior year. Expense in 2009 is primarily comprised of acquisition-related expense, and in 2008, other operating expense was comprised of $2.1 million of expense related to potential acquisitions and non-capitalized acquisition related expenses, and a $2.4 million gain related to interest rate floor options purchased during 2007 and recognized in 2008.

Interest Expense, Net

        Interest expense was $1.5 million, compared to $1.8 million in the prior year, a decrease of $0.3 million, or 16%. Contributing to the decline was a $0.1 million decrease in loan fee amortization and a $0.1 million decrease in other interest expense.

        During April 2007, the holders of the contingent convertible subordinated notes exercised their right to extend the maturity of the convertible notes from June 2007 to June 2010. As a result, we will continue to pay interest, at a rate of 4% per annum, during the extension period on any convertible notes that remain outstanding. The holders of the convertible notes may chose at any time on or prior to June 15, 2010 to convert some or all of the notes into our common shares. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding this conversion right.

        We estimated the fair value of the option to extend immediately prior to the note holders' vote to extend and recorded a final adjustment to the fair value of the option to extend the subordinated convertible notes' maturity. We are currently amortizing the exercise date fair value of the option as a reduction to interest expense over the term of the extension. During both 2009 and 2008 we recognized a reduction to interest expense of approximately $1.6 million related to the amortization of the carrying value of the option to extend the maturity term subsequent to the extension date.

Effective Tax Rate

        Our effective tax rate for 2009 was 45.7% compared with an effective rate of 43.2% for the prior year. The increase compared to the prior year was primarily related to non-deductible equity compensation in 2009 for which a comparable expense did not exist in the prior year and approximately $0.9 million of additional state income taxes, offset by $0.9 million of both research credits and benefits related to the domestic production activities deduction. State taxes, non-deductible equity compensation and foreign losses on which we have recorded valuation allowances were the primary reasons our tax rate was higher than the statutory federal rate of 35%. We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

        Although our income tax returns for 2006 and later are generally subject to exam, it is reasonably possible that we will recognize approximately $0.5 million of previously unrecognized tax benefits as a result of anticipated lapses in the statute of limitations within twelve months of our reporting date. If recognized, the $0.5 million of tax benefits would affect the effective tax rate.

Net Income

        We had net income of $14.6 million for 2009 compared to $13.8 million for the prior year, an increase of $0.8 million, or 5%. Strong growth in our bankruptcy segment, driven primarily by an increase in corporate restructuring engagements, was offset in part by declines in our electronic discovery segment, driven by lower revenues related to the current economic climate and lower pricing, as well as an increase in expense related to the expansion of service and geographic expansion of the business; a decline in our settlement administration segment, driven primarily by the wind down of the analog to digital conversion contract in 2009; an increase in share-based compensation expense, the result of there being no share-based awards granted to executive management in fiscal year 2008, while awards pertaining to both 2008 and 2009 were granted in fiscal year 2009; a decline in cash based incentive awards granted to executive management in 2009 compared to the prior year; a decline in other operating income due to the gain on the interest rate floor options recognized in the prior year; and an increase in our 2009 effective tax rate, resulting in higher tax expense, due to the items mentioned above.

Results of Operations by Segment

        The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 14 of our Notes to Consolidated Financial Statements.

Electronic Discovery Segment

        Electronic discovery operating revenue before reimbursed direct costs in 2009 was $55.8 million, a decrease of $2.3 million, or 4%, compared to $58.1 million in the prior year. The change from the prior year primarily related to a slower pace in the start-up of litigation matters in 2009, as well as industry pricing pressures, the impact of which was an approximate 16% decline in the average price of services, both of which can be attributed to the current economic climate. While we believe the national financial, banking and economic crisis that began in the fourth quarter of 2008 and that continued in 2009 had a direct effect on the volume of electronic discovery in litigation and regulatory proceedings in 2009, we cannot quantify the impact in 2009 or predict the extent to which continuing economic and financial concerns will affect our electronic discovery business in 2010.

        Electronic discovery direct and administrative expenses, including reimbursed direct costs, were $37.7 million in 2009, an increase of $5.7 million, or 18%, compared to $32.0 million in the prior year. This increase was due to a $2.8 million increase in compensation related expense, a $1.1 million increase in building and equipment lease expense and utility expense; a $1.0 million increase in outside services; and a $0.9 million increase in software maintenance costs. The increases in expense were primarily related to the expansion of service offerings and geographic expansion, including certain costs related to data center expansion.

Bankruptcy Segment

        Bankruptcy operating revenue before reimbursed direct costs was $91.0 million in 2009, an increase of $31.2 million, or 52%, compared to $59.8 million in the prior year. This increase was primarily attributable to an increase in corporate restructuring engagements, which is the direct result of an increase in Chapter 11 bankruptcy filings. Corporate restructuring engagements are generally long-term, multi-year assignments. This has provided us with a strong inventory of cases in the early stages of administration.

        The increase in revenue related to corporate restructuring engagements was slightly offset by a decline in Chapter 7 bankruptcy trustee fees. The Chapter 7 fees reflect year-end deposit portfolio increasing 27% in 2009 compared to 2008, and the impact of lower pricing, resulting from short-term interest rates lowering our pricing formulas to floor levels. Short-term interest rates began declining in the fourth quarter of 2008 and continued to decline in 2009.

        Bankruptcy direct and administrative expenses, including reimbursed direct costs, were $54.2 million in 2009, an increase of $20.1 million, or 59%, compared to $34.1 million in the prior year. The increases in these costs were directly related to the increase in corporate restructuring engagements, as we have expanded our capacity to support increased volumes. Compensation related expense increased $6.7 million, expense related to outside services increased $4.4 million, call center expense increased $1.9 million, legal notification costs increased $0.7 million, and building and equipment lease expense increased $0.3 million. Also contributing to the increase in costs was an increase in reimbursed direct costs of $5.7 million, which directly corresponded to the increase in revenue originating from reimbursed direct costs.

Settlement Administration

        Settlement administration operating revenue before reimbursed direct costs was $61.7 million in 2009, a decrease of $28.2 million, or 31%, compared to $89.9 million in the prior year, primarily due to the planned wind down of the major analog to digital conversion contract during 2009, which declined $21.0 million from the prior year, as well as a decrease in legal notification and settlement revenue of $7.7 million.

        Settlement administration direct and administrative expenses, including reimbursed direct costs, were $65.2 million in 2009, a decrease of $28.0 million, or 30%, compared to $93.2 million in the prior year, primarily due to the planned wind down of the major analog to digital conversion contract during 2009, which resulted in a $17.8 million decrease in costs from the prior year; as well as a decrease of $9.3 million in legal noticing, outside services and production supplies expenses from the prior year.

Results of Operations for the Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

Consolidated Results of Operations

Revenue

        Total revenue was $236.1 million in 2008, an increase of $61.7 million, or 35%, as compared to $174.4 million in the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services. We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Consolidated Statements of Income. Revenue originating from reimbursed direct costs was $28.3 million, an increase of $5.5 million, or 24%, from $22.8 million in the prior year. This increase directly corresponded to the increase in reimbursed direct costs. Although reimbursed operating revenue may fluctuate significantly from period to period, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

        Operating revenue exclusive of revenue originating from reimbursed direct costs, which we refer to as operating revenue before reimbursed direct costs, was $207.9 million in 2008, an increase of $56.3 million, or 37%, as compared to the prior year. The increase consists of a $9.1 million increase in the electronic discovery segment and a $47.6 million increase in the settlement administration segment, partially offset by a $0.5 million decrease in the bankruptcy segment. Changes by segment are discussed below.

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

        Reimbursed direct costs increased in 2008 to $28.1 million compared to $22.6 million in the prior year. This increase directly corresponded to the increase in revenue originating from reimbursed direct costs. Changes by segment are discussed below.

        General and administrative costs increased $8.6 million, or 14%, to $71.1 million in 2008 compared to $62.5 million in the prior year. Contributing to this increase was a $4.9 million increase in compensation, commission and benefits expense, primarily resulting from expanded staffing to meet client demands; a $1.5 million increase in travel expense; a $1.9 million increase in professional services; and a $1.4 million increase in bad debt expense. These increases were partially offset by a decrease of $2.8 million in share-based compensation expense which was the result of the timing of when certain awards were granted. There were no share-based awards granted to executive management in fiscal year 2008. Changes by segment are discussed below.

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

Interest Expense, Net

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

Net Income

        We had net income of $13.8 million for 2008 compared to $6.9 million for the prior year, an increase of $6.9 million, or 100%. Growth in our settlement administration segment, resulting from a large contract in support of the federal government's analog to digital conversion program; as well as the decline in net interest expense, contributed to the increase in net income. These increases were offset in part by the bankruptcy segment, which declined as a result of reduced short-term interest rates throughout 2008, combined with lower bankruptcy deposits.

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

Settlement Administration

        Settlement administration operating revenue before reimbursed direct costs was $89.9 million in 2008, an increase of $47.6 million, or 113%, compared to the prior year. This increase was due to a $38.3 million increase in call center and direct mailing revenue, primarily related to the large contract in support of the analog to digital conversion program; a $5.5 million increase in legal notification revenue, resulting from several large class action cases; and an $8.8 million increase in professional services. These increases were partially offset by a $3.4 million decrease in transaction processing revenue.

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

Liquidity and Capital Resources

Cash Flows

Fiscal year 2009

Operating Activities

        During the year ended December 31, 2009, our operating activities provided net cash of $51.8 million. Contributing to net cash provided by operating activities was net income of $14.6 million; and non-cash expenses, such as depreciation and amortization, bad debt expense and share-based compensation expense, of $36.7 million. The changes in operating assets and liabilities primarily consisted of a $3.5 million decrease in trade accounts receivable and other assets, offset by a decrease of $1.3 million in accounts payable and other liabilities, and a $1.6 million decrease in deferred revenue. Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Accounts payable will fluctuate from period to period depending on the timing of purchases and payments.

Investing Activities

        During the year ended December 31, 2009, we used cash of approximately $10.3 million for purchases of property and equipment, including computer hardware, purchased software licenses primarily for our electronic discovery business, and purchased computer hardware primarily for our bankruptcy trustee business. Enhancements to our existing software and the development of new software is essential to our continued growth, and, during 2009, we used cash of $7.6 million to fund internal costs related to the development of software for which technological feasibility had been established. Our property, equipment and third-party software purchases consisted primarily of computer-related hardware, purchased software, and leasehold improvements. We believe that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending over the next year.

Financing Activities

        During the year ended December 31, 2009, we used cash to pay approximately $6.1 million as a principal reduction on our deferred acquisition notes and capital lease payments, and $1.8 million to acquire treasury stock related to shares used to satisfy tax withholding upon the vesting of restricted stock awards. This financing use of cash was partially offset by $2.9 million of net proceeds from stock issued in connection with the exercise of employee stock options. We also recognized a portion of the tax benefit related to the exercise of stock options as a financing source of cash.

        As of December 31, 2009 and 2008, our borrowings consisted of $50.7 million and $52.3 million, respectively, including the fair value of the embedded option, of contingent convertible subordinated notes, which bear interest at 4% based on the $49.9 million and $50.0 million, respectively, of principal amount outstanding; and approximately $8.1 million and $8.9 million, respectively, of obligations related to capital leases and deferred acquisition price payments. During 2007, the term of our contingent convertible subordinated notes was extended to June 15, 2010. The holders of the contingent convertible subordinated notes have the right to convert at a price of approximately $11.67 per share. The notes will require the use of $49.9 million of cash at the extended maturity date of June 15, 2010 if the remaining note holders do not convert their notes into shares of our common stock. We will use a combination of cash on hand and our revolving credit facility, if necessary, to fund the payment of these notes if the remaining notes are not converted prior to maturity. For any of the notes that are converted into shares of our common stock prior to the scheduled maturity there will be no cash requirements associated with those converted notes, other than the regular payment of interest earned prior to the conversion date. One holder of the notes converted a nominal principal amount of the notes into shares of common stock in 2009.

        As of December 31, 2009 and December 31, 2008, we did not have any borrowings outstanding under our $100.0 million senior revolving loan. During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million. Interest on the credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate. As of December 31, 2009, significant financial covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.00 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00. As of December 31, 2009 and December 31, 2008, we were in compliance with all financial covenants.

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

Fiscal year 2008

Operating Activities

        During the year ended December 31, 2008, our operating activities provided net cash of $34.2 million. Contributing to net cash provided by operating activities was net income of $13.8 million and non-cash expenses, such a depreciation and amortization and share-based compensation expense, of $30.5 million. These items were partially offset by a $10.1 million net use of cash resulting from changes in operating assets and liabilities. The most significant change in operating assets and liabilities was a $16.9 million increase in trade accounts receivable, related to a large settlement administration customer and several matters in the bankruptcy segment. Trade accounts receivable will also fluctuate from period to period depending on the timing of sales and collections. Partially offsetting this increase in accounts receivable was an increase in accounts payable and other liabilities of $4.6 million. Accounts payable will fluctuate from period to period depending on timing of purchases and payments.

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

Contractual Obligations

        As of December 31, 2009, we did not have any borrowings outstanding under our $100.0 million senior revolving loan. To determine the amount that we may borrow, the $100.0 million available under the revolving loan is reduced by $1.8 million in outstanding letters of credit.

        The following table sets forth a summary of our contractual obligations and commitments, excluding periodic interest payments for capital lease obligations, as of December 31, 2009.

	Payments Due By Period (In Thousands)
Contractual Obligation(1)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term obligations and future accretion(2)	$53,608	$53,124	$484	$—	$—
Interest payments(3)	2,323	1,898	425	—	—
Employment agreements(4)	1,399	1,074	325	—	—
Capital lease obligations	5,190	1,020	2,084	2,086	—
Operating leases	33,821	7,866	12,804	10,634	2,517

Total	$96,341	$64,982	$16,122	$12,720	$2,517

(1)
Approximately $5.3 million of unrecognized tax benefits are not included in this contractual obligations table due to the uncertainty related to the timing of any payments. Settlement of such amounts would require the utilization of working capital.

(2)
Convertible debt is included at stated value of the principal redemption and is net of the carrying value of the embedded option, which will not be paid in cash. The holders of the contingent convertible subordinated notes have the right to convert at a price of approximately $11.67 per share. Any conversion to our common stock of part or all of the convertible debt will reduce our cash obligation related to the convertible debt. A portion of the purchase price for acquisitions was paid in the form of non-interest bearing notes or below market rate notes, which were discounted using an appropriate imputed rate. The discounts are accreted over the life of the note and each period's accretion is added to the principal of the respective note. The amount in the above contractual obligation table includes both the notes' principal, as reflected on our December 31, 2009 consolidated balance sheet, and all future accretion.

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

        Following is a description of significant sources of our revenue:

  •
  Fees contingent upon the month-to-month delivery of case management services defined by client contracts, such as claims processing, claims reconciliation, professional services, call center support, disbursement services, project management, collection and forensic services, document review services, and conversion of data into an organized, searchable electronic database. The amount we earn varies based primarily on the size and complexity of the engagement.

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

Non-Software Arrangements

        Services related to electronic discovery and settlement administration are billed based on volume. For these contractual arrangements, we have identified each deliverable service element. Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables. We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such similar services. Lastly, our arrangements do not include general rights of return. Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value of each unit of accounting, which is generally consistent with the stated prices in our arrangements. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period. Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured. Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

Software Arrangements

        For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support services, all at no charge to the trustee. The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement. We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits held by the trustees with that financial institution related to the software license, hardware lease, hardware maintenance, and postcontract customer support services. Since we have not established vendor specific objective evidence ("VSOE") of the fair value of the software license, we do not recognize any revenue on delivery of the software. The software element is deferred and included with the remaining undelivered elements, which are postcontract customer support services. This revenue, when recognized, is included as a component of "Case management services revenue". Revenue related to postcontract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution. Accordingly, we recognize this contingent usage based revenue as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable. This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other revenue recognition criteria since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

        We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers; and hardware maintenance. We retain ownership of all hardware provided and we account for this hardware as a lease. As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease. Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease. Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals; which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur. This occurs at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured. This revenue, which is less than ten percent of our total revenue for the years ended December 31, 2009, 2008 and 2007, is included in the Consolidated Statements of Income as a component of "Case management services" revenue.

Reimbursements

        We have revenue related to the reimbursement of certain costs, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Consolidated Statements of Income as "Operating revenue from reimbursed direct costs" and as "Reimbursed direct costs", respectively.

Share-based compensation

        We measure compensation cost for share-based awards at fair value and recognize the expense as compensation expense over the service period for awards expected to vest. To date, the share-based compensation awards we have issued are stock option and nonvested share awards (also referred to as restricted stock awards). We are required to estimate the share-based awards that we ultimately expect to vest and to reduce share-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate forfeitures based on historical experience, actual forfeitures in the future may differ. In addition, to the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest, and such true-ups could affect our operating results.

        We estimate the fair value of employee stock options using a Black-Scholes valuation model. The fair value of an award is affected by our stock price on the date of grant, as well as other assumptions including the expected volatility of our stock price over the term of the awards, the estimated period of time that we expect the stock options will be held, the expected risk-free interest rate, and the expected dividend rate.

        We estimate our expected volatility based on implied volatilities from traded share options on our stock and on our stock's historical volatility based on daily stock prices. We have estimated the expected term of our share options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior. The expected risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Historically, we have not paid dividends; accordingly, our expected dividend rate is zero.

        The fair value of nonvested share awards is determined based on the number of shares granted and the quoted price of our common stock.

        We record deferred tax assets for share-based awards that potentially result in deductions on our income tax returns. We estimate the deferred tax asset based on the amount of share-based compensation recognized and the statutory tax rate in the jurisdictions in which we will receive a tax deduction. Because the deferred tax asset we record is based upon the share-based compensation expense in a particular jurisdiction, the aforementioned inputs that affect the fair value of our stock awards also indirectly affect our income tax expense. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, such shortfalls reduce our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense.

        Recognition of share-based compensation expense has had, and will likely continue to have, a material effect on our"Direct cost of services" and "General and administrative" line items within our Consolidated Statements of Income, and also may have a material effect on our"Deferred income taxes" and "Additional paid-in capital" line items within our Consolidated Balance Sheets. For additional information see Note 12 of the Notes to the Consolidated Financial Statements.

Business combination accounting

        We have acquired a number of businesses in the past, and we may acquire additional businesses in the future. Business combination accounting requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed. The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the estimated fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including quoted market prices and estimates of future cash flows to be generated by the acquired assets. Acquisition-related costs for potential and completed acquisitions are expensed, as incurred, and are included in "Other operating expense (income)" in our Consolidated Statements of Income.

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

Goodwill

        Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We have determined that our reporting units are bankruptcy trustee management, corporate restructuring, electronic discovery, and settlement administration. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year.

        Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We considered both a market approach and an income approach in order to develop an estimate of the fair value of each reporting unit for purposes of our annual impairment test. When evaluating the market approach, we determined that directly comparable publicly-traded companies did not exist, primarily due to the unique business model characteristics and projected growth of each reporting unit. Instead, we utilized a discounted projected future cash flow analysis (income approach) to determine the fair value of each reporting unit. Potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. In addition, financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital, used to determine our discount rate, and through our stock price, used to determine our market capitalization. We may be required to recognize impairment of goodwill based on future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units.

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

        Our recognized goodwill totaled $264.2 million as of December 31, 2009. As of July 31, 2009, which is the date of our most recent impairment test, the fair value of each of our reporting units was substantially in excess of the carrying value of the reporting unit, except for the bankruptcy trustee management reporting unit. The bankruptcy trustee management reporting unit had approximately

$75.2 million of goodwill allocated to it and the fair value of this reporting unit exceeded its carrying value by approximately 32%.

Identifiable intangible assets

        Each year we evaluate whether events and circumstances warrant a revision to the remaining estimated useful life of each identifiable intangible asset. All of our identifiable intangible assets have finite lives. If we were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset's remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from our annual assessment, or other events and circumstances, may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge.

        A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets' carrying value, net of amortization, was $19.5 million as of December 31, 2009.

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

        We follow accounting guidance which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under this guidance, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application of this guidance requires numerous estimates based on available information. We consider many factors when evaluating and estimating our tax positions and tax benefits, and our recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As we obtain additional information, we may need to periodically adjust our recognized tax positions and tax benefits. These periodic adjustments may have a material impact on our Consolidated Statements of Income. The cumulative effect of applying the provisions of this new guidance was reported as an adjustment to the opening balance of retained earnings as of January 1, 2007. The cumulative effect adjustment does not include items that would not be recognized in earnings, such as the effect on tax positions related to business combinations. For additional information related to uncertain tax positions see Note 10 of the Notes to the Consolidated Financial Statements.

Derivative financial instruments

        In August of 2007, in order to limit our economic exposure to market fluctuations in interest rates, we purchased one month LIBOR based interest rate floor options with a total notional amount of $800 million and initial contractual maturity of three years. We recorded this derivative instrument in our Consolidated Balance Sheet at fair value. As the interest rate floor options were not designated as an accounting hedge, changes in the fair value of the derivatives were recorded each period in current earnings. For the year ended December 31, 2007, the change in the fair value of the interest rate floor options was recognized as an unrealized gain of $1.1 million and was included as a component of other operating income on the accompanying Consolidated Statements of Income. During February 2008, we sold the interest rate floor options and realized a $3.5 million gain. The $2.4 million difference between the realized gain of $3.5 million and the previously recognized gain of $1.1 million is included as a component of other operating income on the accompanying Consolidated Statements of Income. As of December 31, 2009 and 2008, we did not hold any interest rate floor options, other derivatives, or auction rate securities.

Recently Adopted Accounting Pronouncements

        In December 2007, new guidance was issued for the recognition and measurement of assets, liabilities and equity in business combinations. This guidance was effective for us as of January 1, 2009. Due to these new guidelines, we now expense, as incurred, acquisition-related costs for potential and completed acquisitions. Acquisition-related costs expensed in 2009 were approximately $0.7 million and are included in "Other operating expense (income)" in our Consolidated Statements of Income. This guidance also requires the recognition of changes in an acquirer's income tax valuation allowance on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date to be expensed. This new guidance will primarily apply to all future acquisitions.

        In December 2007, new guidance was issued that changed the way in which noncontrolling interests in subsidiaries are measured and classified on the balance sheet. These provisions were effective for us as of January 1, 2009. The adoption of these new guidelines had no impact on our consolidated financial position or results of operations.

        In March 2008, new guidance was issued that changed the disclosure requirements for derivative instruments and hedging activities. This guidance was effective for us as of January 1, 2009. The adoption of these new guidelines had no impact on our consolidated financial position or results of operations. Disclosures required by this guidance are included in Note 15 to the Consolidated Financial Statements.

        In April 2008, new guidance was issued on determining the useful life of a recognized intangible asset. These provisions were effective for us as of January 1, 2009 and had no impact on our consolidated financial position or results of operations as we did not renew or extend the useful lives of any of our intangible assets.

        In June 2008, new guidance was issued that clarified that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities, and requires them to be included in the computation of earnings per share pursuant to the two-class method. This guidance was effective for us as of January 1, 2009 with the requirement that all prior period income per share data presented to be adjusted retroactively. We have determined that nonvested share awards that were granted in the first quarter of 2009 are participating securities as defined by this guidance because they have equivalent common stock dividend rights. Accordingly, we have included these shares in our basic and diluted share calculations as appropriate. There is no prior period impact of this guidance as there were no participating securities outstanding prior to the first quarter of 2009. Details of the income per share calculation are described in Note 11.

        In June 2008, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the Emerging Issues Task Force ("EITF") on three issues discussed at its June 12, 2008 meeting pertaining to how an entity should evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions; how the currency in which the strike price of an equity-linked financial instrument (or embedded feature) is denominated affects the determination of whether the instrument is indexed to an entity's own stock; and how the issuer should account for market-based employee stock option valuation. This guidance was effective for us January 1, 2009 and did not have an impact on our consolidated financial position.

        In April 2009, new guidance was issued that addressed application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for us for any business combinations completed on or after January 1, 2009. This guidance has not had an impact on our consolidated financial position as we have not completed any business combinations since the date of adoption.

        In April 2009, new guidance was issued that required disclosure about the fair value of financial instruments in interim as well as in annual financial statements. These standards were effective for periods ending after June 15, 2009. The disclosures required by this guidance are included in Note 9 to the Consolidated Financial Statements.

        In May 2009, new guidance was issued that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance was effective for reporting periods ending after June 15, 2009. The disclosures required by this guidance are included in Note 1.

        In June 2009, new guidance was issued that identified the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States, commonly referred to as the Accounting Standards Codification. This guidance was effective for periods ending after September 15, 2009, and the appropriate references to accounting guidance have been incorporated into this Form 10-K.

Recently Issued Accounting Pronouncements Not Yet Adopted

        In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We are currently evaluating both the timing and the impact of the pending adoption of these standards on our consolidated financial statements.

        In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We are currently evaluating both the timing and the impact of the pending adoption of these standards on our consolidated financial statements.

        In January 2010, the FASB issued updated guidance that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011. The update requires new disclosures only, and will have no impact on our consolidated financial position, results of operations, or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risks to which we are exposed include interest rates under our senior revolving credit facility, foreign exchange rates giving rise to translation, and fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue.

Interest Rate Risk

        Interest on our senior revolving credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate. There were no amounts due under our senior revolving credit facility as of December 31, 2009 or 2008, thereby we had no market risk exposure.

        As of December 31, 2007, we had market risk exposure to interest rates as we held interest rate floor options with a notional value of $800 million. During February 2008, we sold the interest rate floor options and realized a $3.5 million gain, thereby eliminating our market risk exposure related to these instruments. At December 31, 2009 and 2008, we did not hold any interest rate floor options or other derivatives.

Foreign Currency Risk

        We have operations in the United Kingdom, Brussels and Hong Kong; therefore, a portion of our revenues and expenses are incurred in a currency other than U.S. dollars. We do not utilize hedge instruments to manage the exposures associated with fluctuating currency exchange rates. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the appropriate functional currency. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues and expenses denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements appear following Item 15 of this Report.

Supplementary Data—Quarterly Financial Information (Unaudited)

        The following table sets forth the quarterly financial data for the quarters of the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	1st	2nd	3rd	4th
Year ended December 31, 2009
Total revenue	$60,828	$66,190	$57,809	$54,244
Gross profit(1)	$29,660	$33,934	$29,611	$29,642
Net income	$3,278	$2,886	$4,869	$3,562
Net income per share—Basic(2)	$0.09	$0.08	$0.13	$0.10
Net income per share—Diluted(2)	$0.09	$0.08	$0.12	$0.09
Year ended December 31, 2008
Total revenue	$49,010	$64,842	$58,883	$63,383
Gross profit(1)	$22,043	$29,389	$29,041	$32,615
Net income	$2,656	$3,154	$3,994	$4,032
Net income per share—Basic(2)	$0.08	$0.09	$0.11	$0.11
Net income per share—Diluted(2)	$0.07	$0.08	$0.10	$0.10

(1)
Gross profit is calculated as total revenue less direct cost of services, direct cost of bundled products and services, reimbursed direct costs, and the portion of depreciation and software amortization attributable to direct costs of services.

(2)
The sum of the quarters' net income per share may not equal the total of the respective year's net income per share as each quarter is calculated independently.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears beginning on page 43.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Epiq Systems, Inc.
Kansas City, Kansas

        We have audited the internal control over financial reporting of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 1, 2010

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2009.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2009.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2009.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as a part of this report:

  (1)
  Financial Statements.

      The following Consolidated Financial Statements, contained on pages F-1 through F-38 of this report, are filed as part of this report under Item 8 "Financial Statements and Supplementary Data."

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets—December 31, 2009 and 2008

      Consolidated Statements of Income—Years Ended December 31, 2009, 2008 and 2007

      Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income—Years Ended December 31, 2009, 2008 and 2007

      Consolidated Statements of Cash Flows—Years Ended December 31, 2009, 2008 and 2007

      Notes to Consolidated Financial Statements

    (2)
    Financial Statement Schedules.

      Epiq Systems, Inc. and subsidiaries for each of the years in the three-year period ended December 31, 2009.

      Schedule II—Valuation and Qualifying Accounts

    (3)
    Exhibits.    Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2010	EPIQ SYSTEMS, INC.
	By:	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director

        In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Name and Title	Date

/s/ TOM W. OLOFSON	Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010
/s/ CHRISTOPHER E. OLOFSON	Christopher E. Olofson President, Chief Operating Officer and Director	March 1, 2010
/s/ ELIZABETH M. BRAHAM	Elizabeth M. Braham Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2010
/s/ W. BRYAN SATTERLEE	W. Bryan Satterlee Director	March 1, 2010
/s/ EDWARD M. CONNOLLY, JR.	Edward M. Connolly, Jr. Director	March 1, 2010
/s/ JAMES A. BYRNES	James A. Byrnes Director	March 1, 2010
/s/ JOEL PELOFSKY	Joel Pelofsky Director	March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Epiq Systems, Inc.
Kansas City, Kansas

        We have audited the accompanying consolidated balance sheets of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Epiq Systems, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes in 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 1, 2010

EPIQ SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	As of December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,986	$19,006
Trade accounts receivable, less allowance for doubtful accounts of $2,928 and $2,600, respectively	43,471	48,540
Prepaid expenses	4,867	6,015
Other current assets	2,341	2,552

Total Current Assets	99,665	76,113

LONG-TERM ASSETS:
Property and equipment, net	40,005	39,951
Internally developed software costs, net	13,732	11,024
Goodwill	264,239	263,871
Other intangibles, net of accumulated amortization of $49,188 and $41,714, respectively	19,524	26,851
Other	776	1,136

Total Long-term Assets, net	338,276	342,833

Total Assets	$437,941	$418,946

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,260	$12,781
Accrued compensation	4,429	7,525
Deposits	2,996	2,150
Deferred revenue	760	2,363
Other accrued expenses	4,138	2,628
Current maturities of long-term obligations	54,144	5,912

Total Current Liabilities	74,727	33,359

LONG-TERM LIABILITIES:
Deferred income taxes	22,261	20,988
Other long-term liabilities	9,901	8,794
Long-term obligations (excluding current maturities)	4,654	55,310

Total Long-term Liabilities	36,816	85,092

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; issued and outstanding—36,237,562 and 35,657,823 shares	362	357
Additional paid-in capital	248,937	237,644
Accumulated other comprehensive loss	(1,815)	(2,683)
Retained earnings	79,772	65,177
Treasury stock, at cost—56,473 shares and -0- shares	(858)	—

Total Stockholders' Equity	326,398	300,495

Total Liabilities and Stockholders' Equity	$437,941	$418,946

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2009	2008	2007
REVENUE:
Case management services	$137,170	$128,331	$96,612
Case management bundled products and services	15,206	17,774	26,424
Document management services	56,153	61,751	28,601

Operating revenue before reimbursed direct costs	208,529	207,856	151,637
Operating revenue from reimbursed direct costs	30,542	28,262	22,776

Total Revenue	239,071	236,118	174,413

OPERATING EXPENSE:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	71,864	81,884	41,470
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	3,520	3,642	3,700
Reimbursed direct costs	30,217	28,134	22,618
General and administrative	78,441	71,113	62,546
Depreciation and software and leasehold amortization	18,775	16,302	12,766
Amortization of identifiable intangible assets	7,409	9,051	9,531
Other operating expense (income)	634	171	(1,094)

Total Operating Expense	210,860	210,297	151,537

INCOME FROM OPERATIONS	28,211	25,821	22,876

INTEREST EXPENSE (INCOME):
Interest expense	1,474	1,757	11,973
Interest income	(124)	(279)	(92)

Net Interest Expense	1,350	1,478	11,881

INCOME BEFORE INCOME TAXES	26,861	24,343	10,995
PROVISION FOR INCOME TAXES	12,266	10,507	4,066

NET INCOME	$14,595	$13,836	$6,929

NET INCOME PER SHARE INFORMATION:
Basic	$0.41	$0.39	$0.23
Diluted	$0.38	$0.36	$0.21
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,895	35,459	30,424
Diluted	41,908	41,425	32,564

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(In Thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	AOCI(1)	Total
Balance at January 1, 2007	29,218	—	$292	$136,947	$46,922	$—	$18	$184,179
Comprehensive income:
Net income			—	—	6,929	—	—	6,929
Foreign currency translation adjustment			—	—	—	—	(14)	(14)

Total comprehensive income			—	—	6,929	—	(14)	6,915

Change in accounting principle			—	—	(2,510)	—	—	(2,510)
Excess tax benefits from share-based compensation			—	1,497	—	—	—	1,497
Exercise of stock options	1,059	—	11	9,433	—	—	—	9,444
Share-based compensation	—	—	—	5,602	—	—	—	5,602
Equity offering	5,000	—	50	78,505	—	—	—	78,555
Balance at December 31, 2007	35,277	—	353	231,984	51,341	—	4	283,682
Comprehensive income:
Net income			—	—	13,836	—	—	13,836
Foreign currency translation adjustment			—	—	—	—	(2,687)	(2,687)

Total comprehensive income			—	—	13,836	—	(2,687)	11,149

Excess tax benefits from share-based compensation			—	308	—	—	—	308
Exercise of stock options	381	—	4	2,521	—	—	—	2,525
Share-based compensation	—	—	—	2,831	—	—	—	2,831
Balance, December 31, 2008	35,658	—	357	237,644	65,177	—	(2,683)	300,495
Comprehensive income:
Net income			—	—	14,595	—	—	14,595
Foreign currency translation adjustment			—	—	—	—	868	868

Total comprehensive income			—	—	14,595	—	868	15,463

Treasury stock purchases	—	(117)	—	—	—	(1,782)	—	(1,782)
Excess tax benefits from share-based compensation			—	784	—	—	—	784
Issuance of common stock under share-based compensation plans	292	61	5	1,934	—	924	—	2,863
Share-based compensation	285	—	—	8,543	—	—	—	8,543
Issuance of common stock upon conversion of convertible notes	3	—	—	32	—	—	—	32
Balance at December 31, 2009	36,238	(56)	$362	$248,937	$79,772	$(858)	$(1,815)	$326,398
(1)
AOCI—Accumulated Other Comprehensive Income (Loss)

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,595	$13,836	$6,929
Adjustments to reconcile net income to net cash provided by operating activities:
Expense (benefit) for deferred income taxes	1,276	938	(2,534)
Depreciation and software amortization	18,775	16,302	12,766
Expense related to embedded option	(1,610)	(1,610)	1,788
Amortization of intangible assets	7,409	9,051	9,531
Share-based compensation expense	8,543	2,831	5,602
Provision for bad debts	1,732	1,678	479
Other, net	597	1,277	(482)
Changes in operating assets and liabilities:
Trade accounts receivable	3,520	(16,919)	(612)
Prepaid expenses and other assets	(11)	885	(2,091)
Accounts payable and other liabilities	(1,255)	4,566	1,686
Deferred revenue	(1,603)	1,130	161
Excess tax benefit related to share-based compensation	(579)	(95)	(583)
Other	433	348	3,572

Net cash provided by operating activities	51,822	34,218	36,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,301)	(14,539)	(14,796)
Internally developed software costs	(7,562)	(6,562)	(4,813)
Cash paid for business acquisition, net of cash acquired	—	(4,762)	—
Other investing activities, net	302	38	330

Net cash used in investing activities	(17,561)	(25,825)	(19,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	—	3,000	44,000
Payments on revolver	—	(3,000)	(122,028)
Debt issuance costs	—	(795)	—
Payments under long-term obligations	(6,065)	(4,037)	(19,346)
Excess tax benefit related to share-based compensation	579	95	583
Purchases of treasury stock	(1,782)	—	—
Net proceeds from equity offering	—	—	78,555
Proceeds from issuance of common stock under share-based compensation plans	2,863	2,525	9,444

Net cash used in financing activities	(4,405)	(2,212)	(8,792)

Effect of exchange rate changes on cash	124	(590)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,980	5,591	8,141
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,006	13,415	5,274

CASH AND CASH EQUIVALENTS, END OF YEAR	$48,986	$19,006	$13,415

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Epiq Systems, Inc. ("Epiq") and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

        In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

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

Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectibility issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations.

Internally Developed Software Costs

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill and Identifiable Intangible Assets

        Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We have determined that our reporting units are bankruptcy trustee management, corporate restructuring, electronic discovery, and settlement administration. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year.

        Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We considered both a market approach and an income approach in order to develop an estimate of the fair value of each reporting unit for purposes of our annual impairment test. When evaluating the market approach, we determined that directly comparable publicly-traded companies did not exist, primarily due to the unique business model characteristics and projected growth of each reporting unit. Instead, we utilized a discounted projected future cash flow analysis (income approach) to determine the fair value of each reporting unit. Potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. This analysis requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. In addition, financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital, used to determine our discount rate, and through our stock price, used to determine our market capitalization. We may be required to recognize impairment of goodwill based on future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Our recognized goodwill totaled $264.2 million as of December 31, 2009. As of July 31, 2009, which is the date of our most recent impairment test, the fair value of each of our reporting units was substantially in excess of the carrying value of the reporting unit except for the bankruptcy trustee management reporting unit. The bankruptcy trustee management reporting unit had approximately $75.2 million of goodwill allocated to it, and the fair value of this reporting unit exceeded its carrying value by approximately 32%.

        Each year we evaluate whether events and circumstances warrant a revision to the remaining estimated useful life of each identifiable intangible asset. If we were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset's remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from our annual assessment, or other events and circumstances, may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge.

        Identifiable intangible assets, resulting from various business acquisitions, consist primarily of customer relationships and agreements not to compete. All of our identifiable intangible assets have finite lives, and are amortized over their estimated economic benefit period, generally from five to ten years. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable.

Impairment of Long-lived Assets

        We reduce the carrying amounts of long-lived assets to their fair values when events or changes in circumstances indicate that the fair value of such asset is determined to be less than their carrying amounts (i.e., assets are deemed to be impaired). Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the particular asset being tested for impairment as well as to select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Loan Fees

        Incremental, third party costs related to establishing credit facilities are capitalized and amortized based on the terms of the related debt. The unamortized costs are included as a component of other long-term assets on our Consolidated Balance Sheets. Amortization costs are included as a component of interest expense on our Consolidated Statements of Income.

Share-Based Compensation

        We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the period during which an employee is required to provide service in exchange for the award.

        We have recognized compensation costs related to share-based compensation beginning in 2006. We recognize this expense on a straight-line basis over the requisite service period of the award.

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

        We follow accounting guidance which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under this guidance, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application of this guidance requires numerous estimates based on available information. We consider many factors when evaluating and estimating our tax positions and tax benefits, and our recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As we obtain additional information, we may need to periodically adjust our recognized tax positions and tax benefits. These periodic adjustments may have a

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

material impact on our Consolidated Statements of Income. The cumulative effect of applying the provisions of this new guidance was reported as an adjustment to the opening balance of retained earnings as of January 1, 2007. The cumulative effect adjustment does not include items that would not be recognized in earnings, such as the effect on tax positions related to business combinations. For additional information related to uncertain tax positions see Note 10.

Revenue Recognition

        We have agreements with clients pursuant to which we deliver various services each month.

        Following is a description of significant sources of our revenue:

  •
  Fees contingent upon the month-to-month delivery of case management services defined by client contracts, such as claims processing, claims reconciliation, professional services, call center support, disbursement services, project management, collection and forensic services, document review services, and conversion of data into an organized, searchable electronic database. The amount we earn varies based primarily on the size and complexity of the engagement.

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

Non-Software Arrangements

        Services related to electronic discovery and settlement administration are billed based on volume. For these contractual arrangements, we have identified each deliverable service element. Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables. We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such similar services. Lastly, our arrangements do not include general rights of return. Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value of each unit of accounting, which is generally consistent with the stated prices in our arrangements. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period. Revenue is

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured. Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

Software Arrangements

        For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support services, all at no charge to the trustee. The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement. We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits held by the trustees with that financial institution related to the software license, hardware lease, hardware maintenance, and postcontract customer support services. Since we have not established vendor specific objective evidence ("VSOE") of the fair value of the software license, we do not recognize any revenue on delivery of the software. The software element is deferred and included with the remaining undelivered elements, which are postcontract customer support services. This revenue, when recognized, is included as a component of "Case management services revenue". Revenue related to postcontract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution. Accordingly, we recognize this contingent usage based revenue as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable. This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other revenue recognition criteria since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

        We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers; and hardware maintenance. We retain ownership of all hardware provided and we account for this hardware as a lease. As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease. Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease. Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals; which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur. This occurs at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured. This revenue, which is less than ten percent of our total revenue for the years ended December 31, 2009, 2008 and 2007, is included in the Consolidated Statements of Income as a component of "Case management services" revenue.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

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

        We expense contract acquisition, origination, and set-up costs as incurred.

Depreciation and Software and Leasehold Amortization

        The caption "Depreciation and software and leasehold amortization" in the accompanying Consolidated Statements of Income includes costs that are directly related to services of approximately $10.6 million, $9.4 million, and $7.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

        When calculating incremental shares related to outstanding share options, we have historically applied the treasury stock method. The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits, net of tax deficiencies, that would be credited to additional paid-in capital on exercise of the awards, are used to repurchase outstanding shares at the average market price for the period.

        Based upon new guidance which was effective January 1, 2009, we determined that the nonvested share awards (also referred to as restricted stock awards) that were issued during the first quarter of 2009 were participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net income per share is calculated under the two-class method calculation. In determining the number of diluted shares outstanding, we are required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation. For the year ended December 31, 2009, the two-class method calculation was more dilutive; therefore, the diluted net income per share calculation for the year ended December 31, 2009 is presented following the two-class method. There was no impact to our calculations for the years ended December 31, 2008 or 2007, as we did not have any participating securities outstanding during those periods.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

        We consider how we organize our business internally for making operating decisions and assessing business performance to determine our reportable segments.

Foreign Currency Translation

        Local currencies are the functional currencies for our operating subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are part of accumulated other comprehensive income (loss) and are included as a separate component of stockholders' equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of significant value are translated as of the date of the transactions for these subsidiaries; however, day to day operational transactions are translated at average rates of exchange. As of December 31, 2009, 2008 and 2007, cumulative translation adjustments included in accumulated other comprehensive income (loss) were ($1.8 million), ($2.7 million), and less than $0.1 million, respectively.

Fair Value Measurement

        Unless otherwise specified, we believe the carrying value of financial instruments approximates their fair value.

Accounting for Contingencies

        We are involved in various legal proceedings that arise from time to time in the ordinary course of business. Except for income tax contingencies, we record accruals for contingencies to the extent that we conclude their occurrence is probable and that the related liabilities are estimable. We record anticipated recoveries under existing insurance contracts when we are assured of recovery. Many factors are considered when making these assessments, including the progress of the case, opinions or views of legal counsel, prior case law, our experience or the experience of other companies with similar cases, and our intent on how to respond. Litigation and other contingencies are inherently unpredictable and excessive damage awards do occur. As such, these assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

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

Recently Adopted Accounting Pronouncements

        In December 2007, new guidance was issued for the recognition and measurement of assets, liabilities and equity in business combinations. This guidance was effective for us as of January 1, 2009.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Due to these new guidelines, we now expense, as incurred, acquisition-related costs for potential and completed acquisitions. Acquisition-related costs expensed in 2009 were approximately $0.7 million and are included in "Other operating expense (income)" in our Consolidated Statements of Income. This guidance also requires the recognition of changes in an acquirer's income tax valuation allowance on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date to be expensed. This new guidance will primarily apply to all future acquisitions.

        In December 2007, new guidance was issued that changed the way in which noncontrolling interests in subsidiaries are measured and classified on the balance sheet. These provisions were effective for us as of January 1, 2009. The adoption of these new guidelines had no impact on our consolidated financial position or results of operations.

        In March 2008, new guidance was issued that changed the disclosure requirements for derivative instruments and hedging activities. This guidance was effective for us as of January 1, 2009. The adoption of these new guidelines had no impact on our consolidated financial position or results of operations. Disclosures required by this guidance are included in Note 15.

        In April 2008, new guidance was issued on determining the useful life of a recognized intangible asset. These provisions were effective for us as of January 1, 2009 and had no impact on our consolidated financial position or results of operations as we did not renew or extend the useful lives of any of our intangible assets.

        In June 2008, new guidance was issued that clarified that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities, and requires them to be included in the computation of earnings per share pursuant to the two-class method. This guidance was effective for us as of January 1, 2009 with the requirement that all prior period income per share data presented to be adjusted retroactively. We have determined that nonvested share awards that were granted in the first quarter of 2009 are participating securities as defined by this guidance because they have equivalent common stock dividend rights. Accordingly, we have included these shares in our basic and diluted share calculations as appropriate. There is no prior period impact of this guidance as there were no participating securities outstanding prior to the first quarter of 2009. Details of the income per share calculation are described in Note 11.

        In June 2008, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the Emerging Issues Task Force ("EITF") on three issues discussed at its June 12, 2008 meeting pertaining to how an entity should evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions; how the currency in which the strike price of an equity-linked financial instrument (or embedded feature) is denominated affects the determination of whether the instrument is indexed to an entity's own stock; and how the issuer should account for market-based employee stock option valuation. This guidance was effective for us January 1, 2009 and did not have an impact on our consolidated financial position.

        In April 2009, new guidance was issued that addressed application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

business combination. This guidance was effective for us for any business combinations completed on or after January 1, 2009. This guidance has not had an impact on our consolidated financial position as we have not completed any business combinations since the date of adoption.

        In April 2009, new guidance was issued that required disclosure about the fair value of financial instruments in interim as well as in annual financial statements. These standards were effective for periods ending after June 15, 2009. The disclosures required by this guidance are included in Note 9.

        In May 2009, new guidance was issued that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance was effective for reporting periods ending after June 15, 2009. The disclosures required by this guidance are included in Note 1.

        In June 2009, new guidance was issued that identified the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States, commonly referred to as the Accounting Standards Codification. This guidance was effective for periods ending after September 15, 2009, and the appropriate references to accounting guidance have been incorporated into these financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

        In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We are currently evaluating both the timing and the impact of the pending adoption of these standards on our consolidated financial statements.

        In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We are currently evaluating both the timing and the impact of the pending adoption of these standards on our consolidated financial statements.

        In January 2010, the FASB issued updated guidance that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011. The update requires new disclosures only, and will have no impact on our consolidated financial position, results of operations, or cash flows.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 2:    PROPERTY AND EQUIPMENT

        Property and equipment, including leasehold improvements and purchased software, are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful life of each asset or, for leasehold improvements, the lesser of the lease term or useful life. The classification of property and equipment and the related estimated useful lives is as follows (in thousands):

	December 31,
			Estimated Useful Life
	2009	2008
Land	$192	$192
Building and building and leasehold improvements	12,736	11,977	5 - 30 years
Furniture and fixtures	2,976	2,680	5 - 7 years
Computer and purchased software	54,671	48,089	2 - 5 years
Transportation equipment	7,523	7,522	3 - 5 years
Operations equipment	5,784	1,151	3 - 5 years
Construction in progress	684	2,258

	84,566	73,869
Accumulated depreciation and amortization	(44,561)	(33,918)

Property and equipment	$40,005	$39,951

        Computer and purchased software includes property acquired under capital leases. As of December 31, 2009 and 2008, assets acquired under capital leases had a historical cost basis of $10.8 million and $5.6 million, respectively, and accumulated amortization of $4.7 million and $1.4 million, respectively.

NOTE 3:    INTERNALLY DEVELOPED SOFTWARE

        The following is a summary of internally developed software capitalized (in thousands):

	Year Ended December 31,
	2009	2008
Amounts capitalized, beginning of year	$32,055	$25,383
Development costs capitalized	7,562	6,562
Foreign currency translation	22	—
Acquired software	—	279
Dispositions	(390)	(169)

Amounts capitalized, end of year	39,249	32,055
Accumulated amortization, end of year	(25,517)	(21,031)

Software development costs, net	$13,732	$11,024

        Included in the above are capitalized software development costs for unreleased products of $5.8 million and $4.1 million at December 31, 2009 and 2008, respectively. During the years ended

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 3:    INTERNALLY DEVELOPED SOFTWARE (Continued)

December 31, 2009, 2008 and 2007, we recognized amortization expense related to capitalized software development costs of $4.8 million, $5.5 million, and $4.6 million, respectively.

NOTE 4:    GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill for 2009 and 2008 was as follows (in thousands):

	Electronic Discovery	Bankruptcy	Settlement Administration	Total
Balance as of December 31, 2007	$76,048	$151,700	$32,936	$260,684
Acquisitions	5,342	-	-	5,342
Foreign currency translation and other	(1,804)	(262)	(89)	(2,155)

Balance as of December 31, 2008	79,586	151,438	32,847	263,871
Foreign currency translation and other	368	-	-	368

Balance as of December 31, 2009	$79,954	$151,438	$32,847	$264,239

        The net $3.2 million increase in goodwill in 2008 primarily resulted from the April 2008 acquisition of an electronic discovery business in the United Kingdom, partially offset by a reversal of FIN 48 tax liabilities, as certain federal and state tax returns were closed under the statute of limitations.

        Amortizing identifiable intangible assets as of December 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$40,057	$25,880	$39,986	$22,039
Trade names	745	745	745	745
Non-compete agreements	27,910	22,563	27,834	18,930

	$68,712	$49,188	$68,565	$41,714

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 4:    GOODWILL AND INTANGIBLE ASSETS (Continued)

        Customer relationships and non-compete agreements both carry a weighted average life of eight years. Amortization expense for each year in the three year period ended December 31, 2009, and estimated amortization expense for each of the next five years is as follows (in thousands):

For the Year Ending December 31,
Aggregate amortization expense:
2007	$9,531
2008	9,051
2009	7,409
Estimated amortization expense:
2010	$6,692
2011	4,832
2012	4,652
2013	3,070
2014	192

        See Note 1 for further discussion of goodwill and identifiable intangible assets.

NOTE 5:    LONG-TERM OBLIGATIONS

        The following is a summary of long-term obligations outstanding (in thousands):

	Year Ended December 31,
	2009	2008
Contingent convertible subordinated notes, including embedded option	$50,706	$52,348
Capital leases	5,190	4,682
Deferred acquisition price	2,902	4,192

Total long-term obligations, including current portion	58,798	61,222
Current maturities of long-term obligations	(54,144)	(5,912)

Long-term obligations	$4,654	$55,310

Credit Facilities

        During July 2008, we amended and restated our credit facility. The amended credit facility, with KeyBank National Association as administrative agent, consists of a $100.0 million senior revolving loan. The facility matures in 2011. During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million. The amended credit facility is secured by liens on our real property and a significant portion of our personal property. Interest on the amended credit facility is generally based on a spread, not to exceed 325 basis points, over the LIBOR rate. There were no amounts due under the senior revolving loan as of December 31, 2009 or as of December 31, 2008. To determine the amount that we may borrow, the

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 5:    LONG-TERM OBLIGATIONS (Continued)

$100.0 million available under the revolving loan is reduced by $1.8 million in outstanding letters of credit.

        Our amended credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements ("EBITDA") and total debt. In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital. As of December 31, 2009 and 2008, we were in compliance with all financial covenants.

Contingent Convertible Subordinated Notes

        During June 2004, we issued $50.0 million of contingent convertible subordinated notes ("convertible notes") with a fixed 4% per annum interest rate and an original maturity of June 15, 2007. The holders of the convertible notes had the right to extend the maturity date by up to three years. In 2007, the holders exercised this right and the maturity date of the convertible notes was extended to June 2010. If we change our capital structure (for example, through a stock dividend or stock split) while the convertible notes are outstanding, the conversion price would be adjusted on a consistent basis and, accordingly, the number of shares of common stock we would issue on conversion would be adjusted. The convertible notes are convertible into 4.3 million shares of our common stock at a price of approximately $11.67 per share, and do not contain the right to any dividends. We have the right to require that the holders of the convertible notes convert to equity if our share price exceeds $23.33 on a weighted average basis for 20 consecutive trading days.

        For any of the notes that are converted into shares of our common stock prior to the scheduled maturity there will be no cash requirements associated with those converted notes, other than the regular payment of interest earned prior to the conversion date. One holder of the notes converted a nominal principal amount of the notes into shares of common stock in 2009. If the note holders do not convert the remainder of the notes into shares of our common stock by the extended maturity date of June 2010, the notes will require the use of approximately $49.9 million of cash. If the remaining notes are not converted prior to maturity, we will use a combination of cash on hand and our revolving credit facility, if necessary, to fund the payment of these notes.

        The right to extend the maturity of the convertible notes was accounted for as an embedded option subject to bifurcation. The embedded option was initially valued at $1.2 million and the convertible notes balance was reduced by the same amount. During April 2007, the holders of the convertible notes exercised their right to extend and we performed a final valuation to estimate the fair value of the embedded option as of the approximate date of the extension. The estimated fair value of the embedded option at this date, included as a component of the convertible notes, was approximately $4.8 million. The $4.8 million estimated fair value of the embedded option is amortized as a credit to "Interest expense" on the Consolidated Statements of Income over the period to the extended maturity, which is June 15, 2010. The balance of this embedded option is included as a component of "Current maturities of long-term obligations" on the Consolidated Balance Sheet at December 31, 2009 and is a component of "Long-term obligations (excluding current maturities)" at December 31, 2008. During the third quarter of 2009, a nominal principal amount of the notes were converted into shares of common stock. As a result of this conversion, we recognized a nominal gain in the third quarter related to the unamortized embedded option value associated with the converted notes. The above

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 5:    LONG-TERM OBLIGATIONS (Continued)

changes related to the carrying value of the convertible notes, the estimated fair value of the embedded option, and the amortization of the fair value of the embedded option do not affect our cash flow.

Capital Leases

        We lease certain property and software under capital leases that expire during various years through 2014.

Deferred Acquisition Price

        We have made acquisitions for which a portion of the purchase price was deferred. These deferred payments, which are either non-interest bearing or have a below market interest rate, have been discounted using an appropriate imputed interest rate. As of December 31, 2009 and 2008, the discounted value of the remaining note payments, for which the final payment is due in 2011, was approximately $2.9 million and $4.2 million, respectively, of which approximately $2.4 million and $1.5 million, respectively, was classified as a current liability in the Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively.

Scheduled Principal Payments

        Our long-term obligations, consisting of contingent convertible subordinated notes (including the carrying value of the embedded option), deferred acquisition price, and capitalized leases, mature as follows for years ending December 31 (in thousands):

2010	$54,144
2011	1,551
2012	1,017
2013	1,083
2014	1,003

Total	$58,798

NOTE 6:    OPERATING LEASES

        We have non-cancelable operating leases for office space at various locations expiring at various times through 2015. Each of the leases requires us to pay all executory costs (property taxes, maintenance and insurance). Certain of our lease agreements provide for scheduled rent increases during the lease term. Rent expense is recognized on a straight-line basis over the lease term. Landlord provided tenant improvement allowances are recorded as a liability and amortized as a reduction to rent expense. Additionally, we have non-cancelable operating leases for office equipment and automobiles expiring through 2012.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 6:    OPERATING LEASES (Continued)

        Future minimum lease payments during the years ending December 31 are as follows (in thousands):

	Total Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2010	$7,866	$516	$7,350
2011	6,950	—	6,950
2012	5,854	—	5,854
2013	5,579	—	5,579
2014	5,055	—	5,055
Thereafter	2,517	—	2,517

Total minimum lease payments	$33,821	$516	$33,305

        Expense related to operating leases for the years ended December 31, 2009, 2008 and 2007 was approximately $8.7 million, $5.2 million, and $5.7 million, respectively; net of sublease income of $1.0 million, $1.2 million, and $0.6 million, respectively.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 8:    EMPLOYEE BENEFIT PLANS (Continued)

Defined Contribution Plan

        We have a defined contribution 401(k) plan that covers substantially all employees. We match 60% of the first 10% of employee contributions and also have the option of making discretionary contributions. Our plan expense was approximately $1.2 million, $1.5 million, and $1.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.

NOTE 9:    FINANCIAL INSTRUMENTS AND CONCENTRATIONS

Fair Values of Assets and Liabilities

        Fair value accounting guidance establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are listed below.

  Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.

  Level 2—Observable inputs other than those included in Level 1, such as quoted market prices for similar assets and liabilities in active markets or quoted prices for identical assets in inactive markets.

  Level 3—Unobservable inputs reflecting our own assumptions and best estimate of what inputs market participants would use in pricing an asset or liability.

Assets

        The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1 and are presented in the following table at December 31, 2009 and 2008. As of December 31, 2009 and 2008, the carrying value of our trade accounts receivable approximated fair value.

		Estimated Fair Value Measurements
			Significant Other Observable Inputs
		Quoted Prices in Active Markets		Significant Unobservable Inputs
	Carrying Value
Items Measured at Fair Value on a Recurring Basis		(Level 1)	(Level 2)	(Level 3)
December 31, 2009:
Financial Assets:
Money market funds	$44,428	$44,428	$—	$—

December 31, 2008:
Financial Assets:
Money market funds	$19,340	$19,340	$—	$—

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 9:    FINANCIAL INSTRUMENTS AND CONCENTRATIONS (Continued)

Liabilities

        As of December 31, 2009 and 2008, the carrying value of accounts payable, deferred acquisition price payments, capital leases, and the embedded option related to our convertible notes approximated fair value. As of both December 31, 2009 and 2008, the carrying value of convertible debt was approximately $50.0 million. The fair value of our convertible debt was estimated at $59.9 million and $71.6 million as of December 31, 2009 and 2008, respectively. This amount was estimated by taking the outstanding convertible debt, divided by the conversion price of $11.67 per share, to arrive at an estimated number of shares that would be issued assuming conversion of all of the notes. The estimated number of shares was then multiplied by the closing price of our common stock on the last day of the respective reporting period to arrive at an estimate of the fair value of our convertible debt.

Significant Customer and Concentration of Credit Risk

        During the years ended December 31, 2009, 2008 and 2007, approximately 12%, 22% and 1%, respectively, of our consolidated revenue was derived from a contract with IBM in support of the national analog to digital television conversion program, which was launched in the fourth quarter of 2007. This revenue was recognized in our settlement administration segment. Accounts receivable related to this contract represented approximately 1% and 22% of our accounts receivable balance as of December 31, 2009 and 2008, respectively. The contract was substantially completed in 2009.

        Revenues recognized by us from Bank of America, primarily related to our bankruptcy segment, were approximately 5%, 7% and 14% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, Bank of America represented approximately 4% and 3% of our accounts receivable balance as of December 31, 2009 and 2008, respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 10:    INCOME TAXES

        The following table presents the income from operations before income taxes and the provision for income taxes (in thousands):

	Year Ended December 31,
	2009	2008	2007
Income before income taxes	$26,861	$24,343	$10,995

Provision for income taxes
Currently payable income taxes
Federal	$6,536	$7,677	$5,451
State	4,205	1,368	1,145
Foreign	249	524	4

Total	10,990	9,569	6,600

Deferred income taxes
Federal	1,909	(157)	(2,232)
State	(421)	1,283	(248)
Foreign	(212)	(188)	(54)

Total	1,276	938	(2,534)

Provision for income taxes	$12,266	$10,507	$4,066

        A reconciliation of the provision for income taxes at the statutory rate of 35% for the year ended December 31, 2009, 35% for the year ended December 31, 2008, and 34% for the year ended December 31, 2007 to the provision for income taxes at our effective rate is shown below (in thousands):

	Year Ended December 31,
	2009	2008	2007
Computed at the statutory rate	$9,402	$8,520	$3,738
Change in taxes resulting from:
State income taxes, net of federal tax effect	2,460	1,723	592
Non-deductible compensation	935	-	-
Permanent differences	238	668	671
Foreign tax and change in foreign valuation allowance	281	(75)	(330)
Research and development credits	(846)	(255)	(532)
Other	(204)	(74)	(73)

Provision for income taxes	$12,266	$10,507	$4,066

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 10:    INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities on the accompanying Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$1,382	$1,430
Share-based compensation	6,362	4,831
Contingent convertible subordinated notes	279	896
Intangible assets	46	50
Accrued liabilities	2,669	2,741
Foreign loss carryforwards	113	—
State net operating loss carryforwards	130	34
Capital loss carryforward	—	63
Valuation allowances	(113)	(63)

Total deferred tax assets	10,868	9,982

Deferred tax liabilities:
Prepaid expenses	(1,385)	(1,454)
Intangible assets	(20,285)	(20,486)
Property and equipment and software development costs	(10,230)	(8,092)
Other	(267)	(49)

Total deferred tax liabilities	(32,167)	(30,081)

Net deferred tax liability	$(21,299)	$(20,099)

        As of December 31, 2009, we had as filed state and local operating loss carryforwards of $4.7 million. These carryforwards expire in varying amounts in years 2021 through 2029. Management believes that it is more likely than not that we will be able to utilize these carryforwards and, therefore, no valuation allowance is necessary. The state net operating losses for which a deferred tax asset is recognized for financial reporting purposes is smaller than the as filed losses due to unrecognized tax benefits.

        As of December 31, 2008, we had state and local capital loss carryforwards of $0.6 million. Prior to filing our 2008 tax return, we determined that the reported $0.6 million capital loss was an ordinary loss. This redetermination allowed us to use this loss to offset taxable income on our 2008 tax return. Therefore, the valuation allowance was reversed as the re-characterized deferred tax asset relating to the capital loss was fully utilized on our 2008 tax return.

        During 2009 we recorded a $0.1 million valuation allowance relating to net operating losses generated from our Hong Kong operations. The valuation allowance offset a $0.1 million deferred tax asset associated with a $0.7 million net operating loss carryforward. The valuation allowance will be released when management believes it is more likely than not that based on the available positive and

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 10:    INCOME TAXES (Continued)

negative evidence the deferred tax asset will be realizable. Hong Kong net operating losses have an unlimited carryover period.

        As a result of certain realization requirements related to share-based compensation, we were unable to realize a $0.1 million excess tax benefit that arose directly from state net operating losses created by equity compensation tax deductions in excess of compensation recognized for financial reporting as of December 31, 2008. In 2009, the related state net operating losses were fully utilized and as a result, we were able to realize the excess tax benefit. Accordingly, equity increased by $0.1 million. We use tax law ordering for the purpose of determining when excess tax benefits have been realized.

        The net deferred tax liability is presented on the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2009	2008
Current deferred income tax asset	$962	$889
Long-term deferred income tax liability	(22,261)	(20,988)

Net deferred tax liability	$(21,299)	$(20,099)

        U.S. income and foreign withholding taxes have not been recognized on the excess of earnings for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such earnings become subject to U.S. taxation upon the remittance of dividends or a sale or liquidation of the foreign subsidiary. The amount of such excess totaled approximately $1.2 million at December 31, 2009. It is not practicable to estimate the amount of any deferred tax liability related to this amount.

        As of December 31, 2009, 2008, and 2007, the gross amount of unrecognized tax benefits, including penalty and interest, was approximately $7.8 million, $6.3 million, and $5.7 million, respectively. If recognized, approximately $6.6 million, $5.7 million, and $4.2 million would have affected our effective tax rate in 2009, 2008, and 2007, respectively.

        The following table summarizes the activity related to our gross unrecognized tax benefits excluding interest and penalties (in thousands):

	2009	2008	2007
Unrecognized Tax Benefits as of January 1	$5,197	$4,505	$4,801
Gross increases for prior years tax positions	406	174	243
Gross decreases for prior years tax positions	(401)	(381)	(356)
Gross increase for current year tax positions	2,384	1,639	669
Settlements	-	-	(62)
Lapse of statute of limitations	(1,012)	(740)	(790)

Unrecognized Tax Benefits at December 31	$6,574	$5,197	$4,505

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 10:    INCOME TAXES (Continued)

        We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, Hong Kong, Belgium, and various state jurisdictions. We have also made an evaluation of the potential impact of assessments by state jurisdictions in which we have not filed tax returns.

        In 2007 the State of New York initiated an examination of our 2003 - 2005 New York state income tax returns. During 2009, this examination was expanded to include the years 2006 and 2007. As of December 31, 2009 the examination was not concluded. It is possible that the examination will conclude in 2010 and it is reasonably possible that a change in the unrecognized tax benefits may occur within the next twelve months; however, a quantification of an estimated range cannot be made at this time.

        During 2009, lapses in the statute of limitations for certain federal and state tax returns resulted in recognizing $1.0 million of net unrecognized tax benefits, of which $1.0 million reduced tax expense. For statutes closing in 2008 we recognized $1.0 million of net unrecognized tax benefits, of which $0.7 million decreased goodwill and $0.3 million reduced tax expense. For statutes closing in 2007, we recognized $0.9 million of net unrecognized tax benefits, of which $0.5 million decreased goodwill and $0.4 million reduced tax expense.

        As of December 31, 2009, the 2006 - 2008 federal, state and foreign tax returns are subject to examination. In addition, the 2005 statute of limitations remains open in certain state and foreign jurisdictions. As of December 31, 2009, it is reasonably possible that approximately $0.5 million of net unrecognized tax benefits would be recognized in the following twelve months due to the closing of 2005 and 2006 years for federal and state jurisdictions, of which $0.5 million would affect our effective tax rate.

        We have classified interest and penalties as a component of income tax expense. Estimated interest and penalties classified as a component of income tax expense during 2009, 2008 and 2007 totaled $0.1 million, $0.1 million and $0.2 million, respectively. Accrued interest and penalties, included as a component of "Other long-term liabilities" on the accompanying Consolidated Balance Sheets, totaled $1.0 million and $0.2 million, respectively, as of December 31, 2009. As of December 31, 2008, the accrued interest and penalties were $0.9 million and $0.2 million respectively.

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

        Based upon new guidance effective January 1, 2009, we determined that the nonvested share awards (also referred to as restricted stock awards) that were issued during the first quarter of 2009 were participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net income per share is calculated under the two-class method calculation. In determining the number of diluted shares outstanding, we are required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation. For the year

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 11:    NET INCOME PER SHARE (Continued)

ended December 31, 2009, the two-class method calculation was more dilutive; therefore, the diluted net income per share information below is presented following the two-class method. There was no impact to our prior year calculations, which were completed using the treasury stock method, as we did not have any participating securities outstanding during the prior year.

        The computation of basic and diluted net income per share for the year ended December 31, 2009 is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
Net income	$14,595
Less: net income allocated to nonvested shares(1)	(57)

Basic net income available to common stockholders	14,538	35,895	$0.41

Effect of dilutive securities:
Stock options	—	1,729
Convertible debt	1,209	4,284
Add-back: net income allocated to nonvested shares(1)	57	—
Less: net income re-allocated to nonvested shares	(56)	—

Diluted net income available to common stockholders	$15,748	41,908	$0.38

(1)
Net income allocated to holders of nonvested shares is calculated based upon a weighted average percentage of nonvested shares in relation to total shares outstanding.

        The computation of basic and diluted net income per share for the year ended December 31, 2008 and 2007 is as follows (in thousands, except per share data):

	Year ended December 31, 2008			Year ended December 31, 2007
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Basic net income available to common stockholders	$13,836	35,459	$0.39	$6,929	30,424	$0.23

Effect of dilutive securities:
Stock options	-	1,680		-	2,140
Convertible debt	1,212	4,286		-	-

Diluted net income available to common stockholders	$15,048	41,425	$0.36	$6,929	32,564	$0.21

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 11:    NET INCOME PER SHARE (Continued)

        For the years ended December 31, 2009, 2008 and 2007 weighted-average outstanding share options totaling approximately 2.4 million, 1.9 million and 0.4 million shares of common stock, respectively, were antidilutive and, therefore not included in the computation of diluted net income per share. For the year ended December 31, 2007, we did not assume conversion of the convertible debt as the effect would be antidilutive.

NOTE 12:    SHARE-BASED COMPENSATION

        Share-based compensation is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period. See Note 1 for additional information.

        The following table presents total share-based compensation expense, which is a non-cash charge, included in the Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2009	2008	2007
Direct costs of services	$427	$814	$741
General and administrative	8,116	2,017	4,861

Pre-tax share-based compensation expense	8,543	2,831	5,602
Income tax benefit	(2,375)	(1,050)	(2,182)

Total share-based compensation expense, net of tax	6,168	1,781	3,420

        Share-based compensation expense was adjusted for share options and awards that we estimate will be forfeited prior to vesting. We use historical information to estimate employee termination and the resulting forfeiture rate. As of December 31, 2009, there was $7.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 3.0 years. The increase in share-based compensation expense in 2009 was the result of the timing of when certain awards were granted. There were no share-based awards granted to executive management in fiscal year 2008, and awards pertaining to both 2008 and 2009 were granted in fiscal year 2009.

        The 2004 Equity Incentive Plan, as amended (the "2004 Plan") limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and nonvested share (commonly referred to as restricted stock) awards stock under the 2004 Plan to 7,500,000 shares. Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable or is forfeited will generally be available for further grants. At December 31, 2009, there were approximately 1,212,000 shares of common stock available for future equity-related grants under the 2004 Plan.

        As part of certain acquisitions and as an inducement to key employees, stock options are issued outside of the 2004 Plan from time to time. These options are granted at an option exercise price equal to fair market value of the common stock on the date of grant, are non-qualified options, are exercisable for up to 10 years from the date of grant, and generally vest 25% on the second anniversary of the grant date and continue to vest 25% per year on each anniversary of the grant date until fully

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 12:    SHARE-BASED COMPENSATION (Continued)

vested. Although various forms of equity instruments may be issued, through December 31, 2009 we have only issued incentive stock options, nonqualified stock options, and nonvested share awards under this Plan.

Stock Options

        Stock options are awards which allow the employee or director to purchase shares of our common stock at prices equal to the fair value at the date of grant. Stock options are issued with an exercise price equal to the grant date closing market price of our common stock. Stock options become exercisable under various vesting schedules, ranging from immediate vesting to a 7 year vesting period, and expire 10 years from the date of grant.

        The estimated fair value of stock options is determined using the Black-Scholes valuation model. Key inputs and assumptions to estimate the fair value of stock options include the grant price of the award, the expected option term, the volatility of the company's stock, the risk-free interest rate, and the company's dividend yield. We estimate our expected volatility based on implied volatilities from traded share options on our stock and on our stock's historical volatility. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by individuals who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the company.

        The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used and the weighted-average fair value per option granted.

	Year Ended December 31,
	2009	2008	2007
Expected life of stock option (years)	6.4	5.0	5.2
Expected volatility	41%	41%	37%
Risk-free interest rate	3.0%	2.7%	4.0%
Dividend yield	0%	0%	0%
Weighted average grant-date fair value	$6.84	$5.82	$6.46

        We have estimated the expected term of our share options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior. The expected volatility is estimated based upon implied volatilities from traded share options on our stock and on our stock's historical volatility, based on daily stock prices. The expected risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Historically, we have not paid dividends; accordingly our expected dividend rate is zero.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 12:    SHARE-BASED COMPENSATION (Continued)

        A summary of option activity during the year ended December 31, 2009 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	7,862	$11.53
Granted	496	14.88
Exercised	(353)	8.10
Forfeited	(243)	14.80
Expired	(6)	11.04

Outstanding, end of period	7,756	$11.79	5.73	$20,749

Options vested and expected to vest, end of period	7,560	$11.71	5.66	$20,702

Options exercisable, end of period	6,043	$10.98	5.15	$19,844

        The aggregate intrinsic value was calculated using the difference between the December 31, 2009 market price and the grant price for only those awards that have a grant price that is less than the December 31, 2009 market price.

        The following table summarizes information about stock options outstanding as of December 31, 2009 (in thousands, except contractual life and price data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$3.11 to $9.97	2,048	4.07	$8.35	2,028	$8.35
$9.98 to $11.00	2,070	4.86	10.62	1,997	10.63
$11.01 to $14.27	2,119	6.50	13.02	1,429	12.86
$14.28 to $18.15	1,519	8.09	16.33	589	16.68

	7,756	5.73	11.79	6,043	10.98

Exercises of Stock Options

        The total intrinsic value of share options exercised during the years ended December 31, 2009, 2008 and 2007 was $2.7 million, $3.2 million and $6.7 million, respectively. During the years ended December 31, 2009, 2008 and 2007 we received cash for payment of the grant price of exercised share options of approximately $2.9 million, $2.5 million and $9.4 million, respectively, and we anticipate we will realize a tax benefit related to these exercised share options of approximately $2.7 million, $0.4 million and $1.9 million, respectively. The cash received for payment of the grant price is included as a component of cash flows from financing activities. The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 12:    SHARE-BASED COMPENSATION (Continued)

flows from financing activities on the consolidated statement of cash flows, and the remainder of the tax benefit is included as a component of cash flows from operating activities.

        We settle stock option exercises and nonvested share awards primarily with newly issued common shares. As a result of the repurchase of shares of common stock to satisfy tax withholdings that result from the vesting of nonvested share awards, we also may have treasury stock. Treasury stock is also used to satisfy option exercises. As of December 31, 2009 we held 56,473 shares of treasury stock. We held no treasury stock as of December 31, 2008. After our treasury shares are exhausted, we will use newly issued shares to satisfy option exercises. We do not anticipate that we will repurchase shares on the open market during the next year for the purpose of satisfying share-based compensation awards.

Nonvested Share Awards

        Nonvested share awards entitle the holder to shares of common stock as the award vests. In 2009 we issued 285,000 nonvested share awards at a weighted-average grant date fair value of $14.49 per share, and with a six-month vesting period. The 285,000 awards vested in full in the third quarter of 2009 and the total fair value was $4.1 million. We measure the fair value of nonvested share awards based upon the market price of the underlying common stock as of the date of grant, and amortize the expense over the vesting period using a straight-line method. As of December 31, 2009 there were no nonvested share awards outstanding.

NOTE 13:    ACQUISITIONS

Pinpoint Global Limited

        On April 4, 2008, our wholly-owned subsidiary, Epiq Systems Holding B.V., acquired all of the equity of Uberdevelopments Limited and its wholly-owned operating subsidiary, Pinpoint Global Limited (collectively, "Pinpoint"), an electronic discovery business with operations in the United Kingdom. The value of the transaction was $7.1 million, consisting of $4.9 million of cash, $1.7 million of deferred payments and $0.5 million of capitalized transaction costs. Certain revenue targets were satisfied as of September 30, 2008, which required an additional payment of $0.6 million in the fourth quarter of 2008; and the accrual of an additional payment of approximately £545,000 (as of December 31, 2009 and 2008 approximately $0.9 million and $0.8 million, respectively, including interest) due in 2010. These additional payments were recorded as purchase price adjustments. If certain other revenue targets are satisfied prior to the second and third anniversary dates of the agreement, we are required to make additional payments. We have determined that it is probable that these targets will be satisfied and have began accruing a liability for total payments of approximately £400,000 (as of both December 31, 2009 and 2008 approximately $0.6 million). These amounts are recorded as compensation expense over the contingency period.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 13:    ACQUISITIONS (Continued)

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

NOTE 14:    SEGMENT REPORTING

        We have three reporting segments: electronic discovery, bankruptcy, and settlement administration. Our electronic discovery business provides collections and forensics, processing, search and review, and document review services to companies and the litigation departments of law firms. Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient attorney review and data requests. Our bankruptcy business provides solutions that address the needs of trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization. Our settlement administration segment provides managed services including legal notification, claims administration, project administration and controlled disbursement.

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

        Assets reported within a segment are those assets that can be identified to a segment and primarily consist of trade receivables, property, equipment and leasehold improvements, software, identifiable intangible assets and goodwill. Cash, tax-related assets, and certain prepaid assets and other assets are not allocated to our segments. Although we can and do identify long-lived assets such as property, equipment and leasehold improvements, software, and identifiable intangible assets to reporting segments, we do not allocate the related depreciation and amortization to the segment as management evaluates segment performance exclusive of these non-cash charges.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 14:    SEGMENT REPORTING (Continued)

        Following is a summary of segment information for the year ended December 31, 2009. The intersegment revenues during 2009 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Year Ended December 31, 2009
	Electronic Discovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$55,806	$91,002	$61,721	$—	$208,529
Intersegment revenue	1	1	1,889	(1,891)	—

Operating revenue before reimbursed direct costs	55,807	91,003	63,610	(1,891)	208,529
Operating revenue from reimbursed direct costs	382	10,635	19,525	—	30,542

Total revenue	56,189	101,638	83,135	(1,891)	239,071
Direct costs, general and administrative costs	37,674	54,191	65,248	(1,891)	155,222

Segment performance measure	$18,515	$47,447	$17,887	$—	$83,849

        Following is a summary of segment information for the year ended December 31, 2008. Intersegment revenues for this period were not considered material to the segment reporting information.

	Year Ended December 31, 2008
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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 14:    SEGMENT REPORTING (Continued)

        Following is a summary of segment information for the year ended December 31, 2007. Intersegment revenues for this period were not considered material to the segment reporting information.

	Year Ended December 31, 2007
	Electronic Discovery	Bankruptcy	Settlement Administration	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$49,062	$60,289	$42,286	$151,637
Operating revenue from reimbursed direct costs	95	4,807	17,874	22,776

Total revenue	49,157	65,096	60,160	174,413
Direct costs, general and administrative costs	24,787	29,993	51,334	106,114

Segment performance measure	$24,370	$35,103	$8,826	$68,299

        Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Segment performance measure	$83,849	$76,795	$68,299
Corporate and unallocated expenses	(20,277)	(22,619)	(18,618)
Share based compensation expense	(8,543)	(2,831)	(5,602)
Depreciation and software and leasehold amortization	(18,775)	(16,302)	(12,766)
Amortization of identifiable intangible assets	(7,409)	(9,051)	(9,531)
Other operating (expense) income	(634)	(171)	1,094
Interest expense, net	(1,350)	(1,478)	(11,881)

Income before income taxes	$26,861	$24,343	$10,995

        Following are total assets by segment (in thousands):

	December 31, 2009	December 31, 2008
Assets
Electronic Discovery	$133,515	$139,216
Bankruptcy	187,484	184,906
Settlement Administration	54,213	60,146
Corporate and unallocated	62,729	34,678

Total consolidated assets	$437,941	$418,946

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 14:    SEGMENT REPORTING (Continued)

        Following are capital expenditures by segment (in thousands):

	Year Ended December 31,
	2009	2008	2007
Capital Expenditures
Electronic Discovery	$8,688	$14,687	$14,610
Bankruptcy	7,009	4,820	5,699
Settlement Administration	5,759	2,067	289
Corporate and unallocated	1,753	2,567	1,577

Total consolidated capital expenditures	$23,209	$24,141	$22,175

        Following is revenue, determined by the location providing the services, by geographical area (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue
United States	$228,961	$225,950	$169,764
Other countries	10,110	10,168	4,649

Total	$239,071	$236,118	$174,413

        Following are long-lived assets by geographical area (in thousands):

	December 31, 2009	December 31, 2008
Long-lived assets
United States	$50,324	$49,717
Other countries	3,413	1,258

Total	$53,737	$50,975

NOTE 15:    DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Floors

        A portion of our bankruptcy trustee revenue is subject to variability based on fluctuations in short-term interest rates. During 2007, in order to limit our economic exposure to market fluctuations in interest rates, we purchased one-month LIBOR based interest rate floor options with a total notional amount of $800 million and initial contractual maturity of three years. We accounted for this transaction by recording this derivative instrument on our balance sheet at fair value. As the interest rate floor options were not designated as an accounting hedge, changes in the fair values of the derivatives were recorded each period in current earnings. For the year ended December 31, 2007, the change in the fair value of the interest rate floor options was recognized as an unrealized gain of

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 15:    DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

$1.1 million and was included as a component of "Other operating expense (income)" in our Consolidated Statements of Income. During February 2008, we sold the interest rate floor options and realized a $3.5 million gain. The $2.4 million difference between the realized gain of $3.5 million and the previously unrealized gain of $1.1 million was included as a component of "Other operating expense (income)" for the year ended December 31, 2008 on the accompanying Consolidated Statements of Income. As of December 31, 2008 and December 31, 2009 we did not hold any interest rate floor options, other derivatives, or auction rate securities.

Contingently Convertible Subordinated Notes

        The holders of our convertible notes had the right to extend the maturity of these notes for a period not to exceed three years. The right to extend the maturity of the notes represented an embedded option. The embedded option, which is a derivative financial instrument, was adjusted to estimated fair value at the end of each period, with a final adjustment to an estimated fair value of approximately $4.8 million immediately prior to the April 2007 exercise of the embedded option to extend. This final fair value estimate is being amortized as a credit to interest expense over the period to the extended maturity, which is June 15, 2010. For any convertible notes converted into shares of our common stock prior to the scheduled extended maturity, the unamortized embedded option value related to those shares will be recognized as a gain in the period the conversion occurs. The estimated fair value and the amortized carrying value of our obligation related to the embedded option is included as a component of "Current maturities of long-term obligations" on the Consolidated Balance Sheet at December 31, 2009 and is a component of "Long-term obligations (excluding current maturities)" at December 31, 2008. Changes in the fair value of the embedded option through the final fair value measurement date in April 2007 and the subsequent amortization of the embedded option fair value were recorded each period as a component of interest expense on our accompanying Consolidated Statements of Income.

NOTE 16:    SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cash paid for:
Interest	$2,717	$2,876	$9,617
Income taxes paid, net	7,958	9,335	2,995
Non-cash investing and financing transactions:
Capitalized lease obligations incurred	5,072	3,709	2,566
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	490	2,018	848
Obligation incurred in purchase transaction	—	810	—
Conversion of convertible notes to common stock	32	—	—

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 AND 2007

NOTE 17:    LEGAL PROCEEDINGS

        On July 29, 2008, the Alaska Electrical Pension Fund filed a putative shareholder derivative action in the U.S. District Court for the District of Kansas (Civil Action No. 08-CV-2344 CM/JPO), alleging that each of our current directors and certain current and former executive officers and directors engaged in misconduct regarding stock option grants.

        The complaint asserts, among other things, that the company backdated certain stock options and that the individual defendants either participated in the backdating or permitted it to occur, violations of generally accepted accounting principles as a result of the alleged backdating of options, related claims of false and misleading proxy statements and annual reports filed by the company under the Securities Exchange Act of 1934, also as a result of the alleged backdating of options, and various violations of state law, breaches of fiduciary duty of loyalty and insider trading in company stock. The complaint seeks, among other things, unspecified money damages, an accounting for profits obtained from the alleged backdating of options, specified changes in our corporate governance policies, punitive damages and rescission of the allegedly backdated options.

        In October 2008, the company and the individual defendants filed a motion to dismiss the plaintiff's complaint on a variety of grounds. In June 2009, the Court entered an order on defendants' motion to dismiss plaintiff's complaint. In that order, the Court: (i) barred certain of plaintiff's federal securities law claims arising before July 29, 2005, leaving only the claim for the stock option grant dated June 3, 2006; (ii) held that the statute of limitations was tolled on those federal securities law claims; (iii) barred plaintiff's other federal securities law claims arising before December 9, 2003; (iv) declined to rule at that time on defendants' motions to dismiss plaintiff's state law claims based on any statute of repose or statute of limitations; (v) dismissed plaintiff's state law claim for constructive fraud; and (vi) held that plaintiff's complaint stated federal securities law and state law claims with sufficient particularity to avoid dismissal at that stage in the proceedings. The individual defendants and the company have filed an answer denying plaintiff's claims.

        The plaintiff, the individual defendants and the company are participating in mediation required by the court. In connection with this on-going mediation, the company has accrued a liability, of approximately $1.0 million at December 31, 2009 in the accompanying Consolidated Financial Statements. The ultimate resolution of this matter may materially differ from the amount recorded as of December 31, 2009 as a result of future court rulings or potential settlement. Any liability relative to this matter may be funded in part, or in whole, by the company's insurance carrier.

        We believe the plaintiff's claims are without merit and have been defending against them vigorously.

EPIQ SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Allowance for doubtful receivables
For the year ended December 31, 2009	$2,600	$1,732	$8	$(1,412)	$2,928
For the year ended December 31, 2008	$1,437	$1,678	$103	$(618)	$2,600
For the year ended December 31, 2007	$1,684	$479	$—	$(726)	$1,437

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Deferred tax valuation allowance
For the year ended December 31, 2009	$63	$113	$—	$(63)	$113
For the year ended December 31, 2008	$—	$63	$—	$—	$63
For the year ended December 31, 2007	$228	$—	$—	$(228)	$—

 EXHIBIT INDEX

        The following exhibits are filed with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description
1.1	Placement Agency Agreement dated as of November 15, 2007, between Epiq Systems, Inc. and Wachovia Capital Markets, LLC. Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007.
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