Form 10-Q
period 2010-03-31
EPIQ SYSTEMS INC
filed 2010-04-29
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2010
Common Stock, $0.01 par value per share	36,625,339 shares

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EPIQ SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
REVENUE:
Case management services	$34,911	$34,534
Case management bundled products and services	4,807	3,327
Document management services	9,393	14,752
Operating revenue before reimbursed direct costs	49,111	52,613
Operating revenue from reimbursed direct costs	6,260	8,215
Total Revenue	55,371	60,828

OPERATING EXPENSE:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	15,304	19,670
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	910	855
Reimbursed direct costs	6,204	8,047
General and administrative	20,213	18,307
Depreciation and software and leasehold amortization	5,201	4,514
Amortization of identifiable intangible assets	1,820	1,936
Other operating expense	44	471
Total Operating Expense	49,696	53,800

INCOME FROM OPERATIONS	5,675	7,028

INTEREST EXPENSE (INCOME):
Interest expense	396	373
Interest income	(9)	(35)
Net Interest Expense	387	338

INCOME BEFORE INCOME TAXES	5,288	6,690

PROVISION FOR INCOME TAXES	2,953	3,412

NET INCOME	$2,335	$3,278

NET INCOME PER SHARE INFORMATION:
Basic	$0.06	$0.09
Diluted	$0.06	$0.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	36,185	35,686
Diluted	41,570	41,936

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	March 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,809	$48,986
Trade accounts receivable, less allowance for doubtful accounts of $3,190 and $2,928, respectively	51,012	43,471
Prepaid expenses	5,152	4,867
Other current assets	3,106	2,341
Total Current Assets	110,079	99,665

LONG-TERM ASSETS:
Property and equipment, net	39,014	40,005
Internally developed software costs, net	14,545	13,732
Goodwill	263,999	264,239
Other intangibles, net of accumulated amortization of $50,931 and $49,188, respectively	17,685	19,524
Other	914	776
Total Long-term Assets, net	336,157	338,276
Total Assets	$446,236	$437,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,547	$8,260
Accrued compensation	1,737	4,429
Deposits	6,248	2,996
Deferred revenue	808	760
Other accrued expenses	7,235	4,138
Current maturities of long-term obligations	53,733	54,144
Total Current Liabilities	80,308	74,727

LONG-TERM LIABILITIES:
Deferred income taxes	21,428	22,261
Other long-term liabilities	10,134	9,901
Long-term obligations (excluding current maturities)	4,390	4,654
Total Long-term Liabilities	35,952	36,816

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; issued — 36,667,562 and 36,237,562 shares	367	362
Additional paid-in capital	250,477	248,937
Accumulated other comprehensive loss	(2,266)	(1,815)
Retained earnings	82,107	79,772
Treasury stock, at cost — 46,680 and 56,473 shares	(709)	(858)
Total Stockholders’ Equity	329,976	326,398
Total Liabilities and Stockholders’ Equity	$446,236	$437,941

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	AOCI (1)	Total
Balance at December 31, 2009	36,238	(56)	$362	$248,937	$79,772	$(858)	$(1,815)	$326,398
Comprehensive income:
Net income			—	—	2,335	—	—	2,335
Foreign currency translation adjustment			—	—	—	—	(451)	(451)
Total comprehensive income			—	—	2,335	—	(451)	1,884
Tax effect from share-based compensation	—	—	—	(24)	—	—	—	(24)
Common stock issued under share-based compensation plans	430	9	5	(72)	—	149	—	82
Share-based compensation	—	—	—	1,636	—	—	—	1,636
Balance at March 31, 2010	36,668	(47)	$367	$250,477	$82,107	$(709)	$(2,266)	$329,976

(1)           AOCI — Accumulated Other Comprehensive Income (Loss)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	AOCI (1)	Total
Balance at December 31, 2008	35,658	—	$357	$237,644	$65,177	$—	$(2,683)	$300,495
Comprehensive income:
Net income			—	—	3,278	—	—	3,278
Foreign currency translation adjustment			—	—	—	—	(259)	(259)
Total comprehensive income			—	—	3,278	—	(259)	3,019
Tax benefit from share-based compensation	—	—		155				155
Common stock issued under share-based compensation plans	370	—	3	554				557
Share-based compensation	—	—	—	1,472	—	—	—	1,472
Balance at March 31, 2009	36,028	—	$360	$239,825	$68,455	$—	$(2,942)	$305,698

(1)           AOCI — Accumulated Other Comprehensive Income (Loss)

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,335	$3,278
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) expense for deferred income taxes	(383)	235
Depreciation and software amortization	5,201	4,514
Amortization of intangible assets	1,820	1,936
Expense related to embedded option	(403)	(403)
Share-based compensation expense	1,636	1,472
Provision for bad debts	413	173
Other, net	114	125
Changes in operating assets and liabilities:
Trade accounts receivable	(8,133)	(14,002)
Prepaid expenses and other assets	(1,731)	198
Accounts payable and other liabilities	4,324	5,092
Excess tax benefit related to share-based compensation	(11)	(107)
Other	(5)	(11)
Net cash provided by operating activities	5,177	2,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,093)	(4,703)
Internally developed software costs	(2,124)	(2,300)
Other investing activities, net	6	52
Net cash used in investing activities	(3,211)	(6,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under long-term obligations	(251)	(910)
Excess tax benefit related to share-based compensation	11	107
Proceeds from issuance of common stock under share-based compensation plans	82	557
Net cash used in financing activities	(158)	(246)

Effect of exchange rate changes on cash	15	(11)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,823	(4,708)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48,986	19,006
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,809	$14,298

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

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary to present fairly our results of operations, financial position, and cash flows for the periods presented. The adjustments consist solely of normal recurring adjustments. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Epiq Systems, Inc. (“Epiq,” “we,” “us,” or “our”) Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 1, 2010.

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

Nature of Operations

We are a provider of integrated technology solutions for the legal profession.  Our solutions streamline the administration of bankruptcy, litigation, financial transactions and regulatory compliance matters.  We offer innovative technology solutions for eDiscovery, document review, legal notification, claims administration and controlled disbursement of funds.  Our clients include law firms, corporate legal departments, bankruptcy trustees, government agencies and other professional advisors who require innovative technology, responsive service and deep subject-matter expertise.

Revenue Recognition

We have agreements with clients pursuant to which we deliver various services each month.

Following is a description of significant sources of revenue:

•                  Fees contingent upon the month-to-month delivery of case management services defined by client contracts, such as claims processing, claims reconciliation, professional services, call center support, disbursement services, project management, collections and forensic services, document review services, and conversion of data into an organized, searchable electronic database. The amount we earn varies based primarily on the size and complexity of the engagement.

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

Non-Software Arrangements

Services related to eDiscovery and settlement administration are billed based on volume. For these contractual arrangements, we have identified each deliverable service element.  Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables.  We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such similar services.  Lastly, our arrangements do not include general rights of return.  Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value of each unit of accounting, which is generally consistent with the stated prices in our arrangements. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period.  Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

Software Arrangements

For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support services, all at no charge to the trustee.  The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement.  We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits held by the trustees with that financial institution related to the software license, hardware lease, hardware maintenance, and postcontract customer support services. Since we have not established vendor specific objective evidence (“VSOE”) of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered elements, which are postcontract customer support services.  This revenue, when recognized, is included as a component of “Case management services revenue”.  Revenue related to postcontract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other revenue recognition criteria contained since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers; and hardware maintenance.  We retain ownership of all hardware provided and we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease.  Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals; which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurs at the end of each period as we achieve our target when deposits are held at the financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.  This revenue, which is less than ten percent of our total revenue for the three months ended March 31, 2010 and 2009, is included in the Condensed Consolidated Statements of Income as a component of “Case management services” revenue.

Reimbursements

We have revenue related to the reimbursement of certain costs, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Condensed Consolidated Statements of Income as “Operating  revenue from reimbursed direct costs” and as “Reimbursed direct costs”, respectively.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued updated guidance that requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2010. The update required new disclosures only, and had no impact on our consolidated financial position, results of operations, or cash flows as we have not had any transfers out of Level 1. The disclosures related to Level 3 fair value measurements are effective for us in 2011. This update also only requires new disclosures, and will have no impact on our consolidated financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We are currently evaluating the impact of the pending adoption of these standards on our consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products.  These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We are currently evaluating the impact of the pending adoption of these standards on our consolidated financial statements.

NOTE 2:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first three months of 2010 was as follows (in thousands):

	eDiscovery	Bankruptcy	Settlement Administration	Total
Balance as of December 31, 2009	$79,954	$151,438	$32,847	$264,239
Foreign currency translation	(240)	—	—	(240)
Balance as of March 31, 2010	$79,714	$151,438	$32,847	$263,999

Amortizing identifiable intangible assets as of March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$40,011	$26,797	$40,057	$25,880
Trade names	745	745	745	745
Non-compete agreements	27,860	23,389	27,910	22,563
	$68,616	$50,931	$68,712	$49,188

Customer relationships and non-compete agreements carry a weighted average remaining life of eight years and nine years, respectively. Aggregate amortization expense related to identifiable intangible assets was $1.8 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively. Amortization expense related to identifiable intangible assets for fiscal year 2010 and the following five years is estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2010	$6,653
2011	4,844
2012	4,568
2013	3,041
2014	192
2015	192

NOTE 3:   LONG-TERM OBLIGATIONS

The following is a summary of long-term obligations outstanding (in thousands):

	March 31,	December 31,
	2010	2009
Contingent convertible subordinated notes, including embedded option	$50,303	$50,706
Capital leases	4,939	5,190
Deferred acquisition price	2,881	2,902
Total long-term obligations, including current portion	58,123	58,798
Current maturities of long-term obligations	(53,733)	(54,144)
Long-term obligations	$4,390	$4,654

Credit Facilities

Our credit facility, with KeyBank National Association as administrative agent, consists of a $100.0 million senior revolving loan. The facility matures in July 2011.  During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million.  The amended credit facility is secured by liens on our real property and a significant portion of our personal property.  Interest on the credit facility is generally based on a spread, not to exceed 325 basis points, over the LIBOR rate.  There were no amounts due under the senior revolving credit loan as of March 31, 2010 or December 31, 2009. To determine the amount that we may borrow, the $100.0 million available under the revolving loan is reduced by $1.8 million in outstanding letters of credit as of March 31, 2010.

Our credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreements and total debt.  In addition, our credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As of March 31, 2010 and December 31, 2009, we were in compliance with all financial covenants.

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

For any of the notes that are converted into shares of our common stock prior to the scheduled maturity there will be no cash requirements associated with those converted notes, other than the regular payment of interest earned prior to the conversion date. One holder of the notes converted a nominal principal amount of the notes into shares of common stock in 2009. If the note holders do not convert the remainder of the notes into shares of our common stock by the extended maturity date of June 2010, the notes will require the use of up to approximately $49.9 million of cash. If the remaining notes are not converted prior to maturity, we will use a combination of cash on hand and our revolving credit facility, if necessary, to fund the payment of these notes.

The right to extend the maturity of the convertible notes was accounted for as an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the convertible notes balance was reduced by the same amount.  During April 2007, the holders of the convertible notes exercised their right to extend and we performed a final valuation to estimate the fair value of the embedded option as of the approximate date of the extension.  The estimated fair value of the embedded option at this date, included as a component of the convertible notes, was approximately $4.8 million. The $4.8 million estimated fair value of the embedded option is amortized as a credit to “Interest expense” on the Condensed Consolidated Statements of Income over the period to the extended maturity, which is June 15, 2010. The balance of this embedded option is included as a component of “Current maturities of long-term obligations” on the Condensed Consolidated Balance Sheet at March 31, 2010 and December 31, 2009. During 2009, a nominal principal amount of the notes were converted into shares of common stock. As a result of this conversion, we recognized a nominal gain related to the unamortized embedded option value associated with the converted notes.  The above changes related to the carrying value of the convertible notes, the estimated fair value of the embedded option, and the amortization of the fair value of the embedded option do not affect our cash flow.

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

2011	$53,733
2012	1,536
2013	1,033
2014	1,100
2015	721
Total	$58,123

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

We have determined that certain nonvested share awards (also referred to as restricted stock awards) issued by the company are participating securities because they have non-forfeitable rights to dividends. Accordingly, the basic net income per share calculation below is calculated under the two-class method calculation. In determining the number of diluted shares outstanding, we are required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation as it relates to participating securities. For the three months ended March 31, 2010 and 2009, the two-class method calculation was more dilutive; therefore, the diluted net income per share information below is presented following the two-class method.

The computation of basic and diluted net income per share for the three months ended March 31, 2010 and 2009 is as follows (in thousands, except per share data):

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount

Net income	$2,335			$3,278
Less: net income allocated to nonvested shares (1)	(6)			(11)

Basic net income available to common stockholders	2,329	36,185	$0.06	3,267	35,686	$0.09

Effect of dilutive securities:
Stock options	—	1,102		—	1,964
Convertible debt	298	4,283		298	4,286
Add-back: net income allocated to nonvested shares(1)	6	—		11	—
Less: net income re-allocated to nonvested shares	(6)	—		(10)	—

Diluted net income available to common stockholders	$2,627	41,570	$0.06	$3,566	41,936	$0.09

(1)             Net income allocated to holders of nonvested shares is calculated based upon a weighted average percentage of nonvested shares that are participating securities in relation to total shares outstanding.

For the three months ended March 31, 2010 and 2009, weighted-average outstanding stock options totaling approximately 4.3 million and 1.8 million were antidilutive, and therefore not included in the computation of diluted net income per share.

NOTE 5:   SHARE-BASED COMPENSATION

The 2004 Equity Incentive Plan, as amended (the “2004 Plan”), limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock awards under the 2004 Plan to 7,500,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited will generally be available for future grants. At March 31, 2010, there were approximately 783,000 shares of common stock available for future equity-related grants under the 2004 Plan.

During the three months ended March 31, 2010, we granted 430,000 nonvested share awards at a weighted-average grant date price of $11.67 per share; 230,000 of these awards vest six months after the date of grant, and 200,000 of these awards vest 12 months after the date of grant upon achievement of a performance condition for the calendar year ending December 31, 2010. As of March 31, 2010 we have assessed the likelihood that the performance condition will be met and have recorded the related expense based on the estimated outcome. We also granted 40,000 stock options with a weighted-average exercise price of $11.67 per share, which vest 20% per year over five years.

We have treasury stock related to the repurchase of shares of common stock to satisfy tax withholdings that result from the vesting of restricted stock awards. We use treasury stock to satisfy option exercises. As of March 31, 2010, we have 46,680 shares of treasury stock. After our treasury shares are exhausted, we will use newly issued shares to satisfy option exercises.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2010 and 2009 was $4.93 per option and $7.46 per option, respectively. The weighted-average assumptions used for the calculation of these values, utilizing the Black-Scholes methodology, were as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
Expected volatility (%)	37.0	52.0
Risk-free interest rate (%)	2.90	2.03
Dividend yield (%)	—	—
Expected life of stock option (years)	6.5	6.2

The following table presents total share based compensation expense, which is a non-cash charge, included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009

Direct costs of services	$104	$194
General and administrative	1,532	1,278
Pre-tax share-based compensation expense	1,636	1,472
Income tax benefit	(504)	(425)
Total share-based compensation expense, net of tax	1,132	1,047

As of March 31, 2010, there was $11.2 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based awards, which will be recognized over a weighted-average period of 2.0 years.

NOTE 6:   SEGMENT REPORTING

We have three reporting segments: eDiscovery, bankruptcy, and settlement administration.  Our eDiscovery business provides collections and forensics, processing, search and review, and document review services to companies and the litigation departments of law firms.  Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient attorney review and data requests.  Our bankruptcy business provides solutions that address the needs of trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.  Our settlement administration business provides managed services including legal notification, claims administration, project administration and controlled disbursement.

The segment performance measure is based on earnings before interest, taxes, depreciation and amortization, other operating expense, and share-based compensation expense.  In management’s evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reporting segment results do not include such unallocated costs.

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

Following is a summary of segment information for the three months ended March 31, 2010. The intersegment revenues in the three months ended March 31, 2010 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended March 31, 2010
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$16,796	$24,577	$7,738	$—	$49,111
Intersegment revenue	2	—	397	(399)	—

Operating revenue before reimbursed direct costs	16,798	24,577	8,135	(399)	49,111
Operating revenue from reimbursed direct costs	28	2,367	3,865	—	6,260
Total revenue	16,826	26,944	12,000	(399)	55,371

Direct costs, general and administrative costs	9,888	13,265	11,087	(399)	33,841
Segment performance measure	$6,938	$13,679	$913	$—	$21,530

Following is a summary of segment information for the three months ended March 31, 2009. The intersegment revenues in the three months ended March 31, 2009 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended March 31, 2009
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$14,049	$17,328	$21,236	$—	$52,613
Intersegment revenue	—	—	513	(513)	—

Operating revenue before reimbursed direct costs	14,049	17,328	21,749	(513)	52,613
Operating revenue from reimbursed direct costs	25	1,523	6,667	—	8,215
Total revenue	14,074	18,851	28,416	(513)	60,828

Direct costs, general and administrative costs	9,126	10,430	21,614	(513)	40,657
Segment performance measure	$4,948	$8,421	$6,802	$—	$20,171

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Three Months Ended March 31,
	2010	2009

Segment performance measure	$21,530	$20,171
Corporate and unallocated expenses	(7,154)	(4,750)
Share-based compensation expense	(1,636)	(1,472)
Depreciation and software and leasehold amortization	(5,201)	(4,514)
Amortization of intangible assets	(1,820)	(1,936)
Other operating expense	(44)	(471)
Interest expense, net	(387)	(338)
Income before income taxes	$5,288	$6,690

Following are total assets by segment (in thousands):

	March 31, 2010	December 31, 2009
Assets
eDiscovery	$135,011	$133,515
Bankruptcy	189,897	187,484
Settlement Administration	55,980	54,213
Corporate and unallocated	65,348	62,729
Total consolidated assets	$446,236	$437,941

NOTE 7:    FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets

The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1 and are presented in the following table at March 31, 2010 and December 31, 2009. As of March 31, 2010 and December 31, 2009, the carrying value of our trade accounts receivable approximated fair value.

		Estimated Fair Value Measurements
Items Measured at Fair Value on a	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Recurring Basis	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2010:
Financial Assets:
Money market funds	$47,436	$47,436	$—	$—

December 31, 2009:
Financial Assets:
Money market funds	$44,428	$44,428	$—	$—

Liabilities

As of March 31, 2010 and December 31, 2009, the carrying value of accounts payable, deferred acquisition price payments, capital leases, and the embedded option related to our convertible notes approximated fair value. As of both March 31, 2010 and December 31, 2009, the carrying value of convertible debt was approximately $50.0 million. The fair value of our convertible debt was estimated at $53.2 million and $59.9 million as of March 31, 2010 and December 31, 2009, respectively. This amount was estimated by taking the outstanding convertible debt, divided by the conversion price of $11.67 per share, to arrive at an estimated number of shares that would be issued assuming conversion of all of the notes. The estimated number of shares was then multiplied by the closing price of our common stock on the last day of the respective reporting period to arrive at an estimate of the fair value of our convertible debt.

NOTE 8:    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Three months ended March 31,
	2010	2009

Cash paid for:
Interest	$703	$608
Income taxes paid, net	2,774	6
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	2,469	472

NOTE 9:               LEGAL PROCEEDINGS

Purported Derivative Shareholder Complaint

On July 29, 2008, the Alaska Electrical Pension Fund filed a putative shareholder derivative action on behalf of Epiq Systems, Inc. in the U.S. District Court for the District of Kansas (the “Court”) (Civil Action No. 08-CV-2344 CM/JPO), alleging, among other things, improper conduct by each of our current directors and certain current and former executive officers and directors regarding stock option grants.  The company has stated consistently that the claims made in the action are meritless.

On April 27, 2010, on the determination of the company’s Board of Directors, the company entered into a Stipulation of Settlement (the “Settlement Agreement”) with plaintiff and defendants relating to the settlement of this litigation and mutual release of claims.  Upon the Court’s final approval, this Settlement Agreement will result in the dismissal with prejudice of the lawsuit and all claims contained therein. There can be no assurance that the Court will approve the Settlement Agreement.

The company has determined that the settlement is in the best interests of the company and its shareholders because, among other things, it will avoid the continuing expense and distraction involved in further defending against the claims, and it is expected to terminate this litigation in a more favorable time frame for Epiq Systems and its shareholders.

As set forth more fully in the Settlement Agreement, the agreement contains an express denial of liability, denial of wrongdoing, and a denial of any improper conduct by the defendants, and requires no disgorgement, no payment of damages, no cancellation of stock options nor any recovery from any of the defendants.  The company and its insurance carrier will pay plaintiff’s counsel’s fees and expenses, which plaintiff’s counsel will seek in an amount not to exceed $3.5 million.  The Settlement Agreement requires dismissal of the complaint with prejudice following final Court approval of the settlement and provides for the implementation and/or maintenance of certain corporate governance measures by the company during a specified period of time.

In connection with the Settlement Agreement, the company has accrued a net provision for the litigation composed of approximately $1.6 million recorded in the first quarter of 2010, in addition to approximately $0.5 million which was previously recorded in the year ended December 31, 2009 and disclosed in the company’s Annual Report on Form 10-K.  The provision for litigation includes the amounts expected to be paid to the plaintiff for its counsel’s fees and expenses as set forth in the Settlement Agreement, along with other costs incurred in 2010 related to the litigation, and is net of the amount that is expected to be paid by our insurance carrier.  The liability is included in “Other accrued expenses” and the insurance recovery is included in “Other current assets” on the Condensed Consolidated Balance Sheets.  Because there can be no assurance that the Court will provide final approval of the Settlement Agreement, the ultimate resolution of this matter may materially differ from amounts recorded as of March 31, 2010.

Item 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Overview

We are a provider of integrated technology solutions for the legal profession.  Our solutions streamline the administration of bankruptcy, litigation, financial transactions and regulatory compliance matters.  We offer innovative technology solutions for eDiscovery, document review, legal notification, claims administration and controlled disbursement of funds.  Our clients include law firms, corporate legal departments, bankruptcy trustees, government agencies and other professional advisors who require innovative technology, responsive service and deep subject-matter expertise.

We have three reporting segments: eDiscovery, bankruptcy, and settlement administration.

eDiscovery

Our eDiscovery business provides collections and forensics, processing, search and review, and document review services to companies and the litigation departments of law firms.  Our eDataMatrix™ software analyzes, filters, deduplicates and produces documents for review.  Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient attorney review and data requests. Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the eDiscovery process for litigation and regulatory matters.

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

Following is a description of the significant sources of revenue in our eDiscovery business.

•                  Consulting, forensics and collection service fees based on the number of hours services are provided.

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

In 2009 we opened new offices in Brussels and Hong Kong, established global reach for our data centers in the U.S., Europe and Asia, and expanded our offerings to include data forensics and collections services, as well as document review services. In 2009 we also launched IQ Review™, a revolutionary combination of new intelligent technology and expert services which incorporates new prioritization technology into DocuMatrix™, our flagship document management platform. Increased case activity levels and an uptake of new service offerings launched in 2009 are expected to contribute to revenue growth during 2010.

Bankruptcy

Our bankruptcy business provides solutions that address the needs of Chapter 7, Chapter 11, and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

•                  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2009, accounted for approximately 71% of all bankruptcy filings.  In a Chapter 7 case, the debtor’s assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors.  Chapter 7 cases typically last several years.

•                  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2009, accounted for approximately 1% of all bankruptcy filings.  Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations.  Chapter 11 cases generally last several years.

•                  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2009, accounted for approximately 28% of all bankruptcy filings.  In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors.  Chapter 13 cases typically last between three and five years.

As reported by the Administrative Office of the U.S. Courts, bankruptcy filings for the twelve-month period ended December 31, 2009 increased 32% versus the twelve-month period ended December 31, 2008.  During this period, Chapter 7 filings increased 41%, Chapter 11 filings increased 50%, and Chapter 13 filings increased 12%.  The quarter ended September 30, 2009 represented the highest quarterly filing period since the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 was enacted.

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

Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. For the Chapter 7 trustee services component of the bankruptcy segment, the increase in filings is expected to translate into growth in client deposit balances related to asset liquidations. Our trustee services deposit portfolio exceeded $2.0 billion during the first quarter of 2010, while pricing continued at floor pricing levels under our agreements due to the low short-term interest rate environment.

The key participants in a bankruptcy proceeding include the debtor-in-possession, the debtor’s legal counsel, the creditors, the creditors’ legal counsel, and the bankruptcy judge. Chapter 7 and Chapter 13 cases also include a professional bankruptcy trustee, who is responsible for administering the bankruptcy case. The end-user customers of our bankruptcy business are debtor corporations that file a plan of reorganization and professional bankruptcy trustees.  The Executive Office for United States Trustees, a division of the U.S. Department of Justice, appoints all bankruptcy trustees.  A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system.  The bankruptcy trustee’s primary responsibilities include liquidating the debtor’s assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court.  Trustees manage an entire caseload of bankruptcy cases simultaneously.

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

The customers of our settlement administration segment are companies that require the administration of a settlement, resolution of a class action matter, or administration of a project.  We sell our services directly to those customers and other interested parties, including legal counsel, which often provide access to these customers. During the quarter ended March 31, 2010 and 2009, approximately 0.2% and 23%, respectively, of our consolidated revenue was derived from a large contract with IBM in support of the federal government’s analog to digital conversion program. This revenue was recognized in our settlement administration segment. The contract began in the fourth quarter of 2007, and, as expected, wound-down in 2009.

Following is a description of significant sources of revenue in our settlement administration business.

•                  Fees contingent upon the month-to-month delivery of case management services such as claims processing, claims reconciliation, project management, professional services, call center support, website development and administration, and controlled disbursements.  The amount we earn varies primarily on the size and complexity of the engagement.

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

Key participants in this marketplace include law firms that specialize in representing class action and mass tort plaintiffs and other law firms that specialize in representing defendants.  Class action and mass tort refers to litigation in which class representatives bring a lawsuit against a defendant company or other persons on behalf of a large group of similarly affected persons. Mass tort refers to class action cases that are particularly large or prominent. Class action and mass tort litigation is often complex and the cases, including administration of any settlement, may last several years.

Results of Operations for the Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009

Consolidated Results

Revenue

Total revenue was $55.4 million for the three months ended March 31, 2010, a decrease of $5.5 million, or 9%, as compared to the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Revenue originating from reimbursed direct costs was $6.3 million, a decrease of $1.9 million, or 24%, from $8.2 million in the prior year. Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating revenue exclusive of revenue originating from reimbursed direct costs was $49.1 million in the three months ended March 31, 2010, a decrease of $3.5 million, or 7%, as compared to the prior year. This decrease was driven by a $13.5 million decrease in the settlement administration segment; partially offset by a $7.3 million increase in the bankruptcy segment, and a $2.7 million increase in the eDiscovery segment. Changes by segment are discussed below.

Operating Expense

The direct cost of services, exclusive of depreciation and amortization, was $15.3 million for the three months ended March 31, 2010, a decrease of $4.4 million, or 22%, as compared to $19.7 million in the prior year. Contributing to this decrease was a $3.5 million decrease in the expense related to outside services, primarily related to temporary help and mailing, and a $1.6 million decrease in production supplies. These decreases were partially offset by a $0.3 million increase in compensation related expense, due primarily to increases in the bankruptcy segment resulting from the growth in corporate restructuring engagements; and a $0.3 million increase in building and equipment expense. Changes by segment are discussed below.

The direct cost of bundled products and services, exclusive of depreciation and amortization, remained flat at $0.9 million for the three months ended March 31, 2010 and 2009. Changes by segment are discussed below.

Reimbursed direct costs decreased $1.8 million, or 23%, to $6.2 million for the three months ended March 31, 2010, compared with $8.0 million during the prior year.  This decrease directly corresponds to the decrease in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $1.9 million, or 10%, to $20.2 million for the three months ended March 31, 2010. The litigation provision for a shareholder derivative action increased $1.6 million, travel expense increased $0.6 million, and share-based compensation expense increased $0.3 million. These increases were partially offset by a $0.4 million decrease in compensation and benefits, and a $0.3 million decrease in outside services and professional fees. Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs for the three months ended March 31, 2010 were $5.2 million, an increase of $0.7 million, or 15%, compared to the prior year. This increase was primarily the result of increased software amortization expense and increased depreciation on equipment related to investments in our business segments.

Amortization of identifiable intangible assets for the three months ended March 31, 2010 was $1.8 million, a decrease of $0.1 million, or 6%, compared to the prior year. This decrease was the result of certain non-compete and customer contract intangible assets that were fully amortized in the prior year.

Other operating expense for the three months ended March 31, 2010 decreased by approximately $0.4 million due to a decrease in acquisition-related expenses.

Interest Expense, Net

We recognized interest expense of approximately $0.4 million for both the three months ended March 31, 2010 and 2009.

Income Taxes

Our effective tax rate for the three months ended March 31, 2010 was 55.9% compared with 51.0% in the prior year. The increase was primarily attributable to a larger portion of our income being generated in high tax jurisdictions, additional Oregon state income taxes of $0.2 million related to a tax rate increase enacted during 2010 and made retroactive to January 1, 2009, and the expiration of the federal research credit on December 31, 2009 which had reduced our 2009 first quarter tax expense by approximately $0.1 million. These increases were partially offset by an increase in tax benefits from the U.S. manufacturer’s tax deduction which reduced our 2010 first quarter tax expense by $0.1 million.

As previously disclosed in our Form 10-K for the year ended December 31, 2009, our 2003 — 2007 New York state income tax returns are currently under examination and our effective tax rate may be affected favorably or unfavorably in future periods if that examination is resolved in a manner not consistent with our expectations.  In addition, Congress is currently considering legislation that would extend the research and development credit for 2010 which would result in a favorable impact on our 2010 effective tax rate.

Net Income

Our net income was $2.3 million for the three months ended March 31, 2010 compared to $3.3 million for the prior year, a decrease of $1.0 million, or 29%. The change from the prior year was the result of growth in our bankruptcy segment and growth in our eDiscovery segment offset by a decline in our settlement administration segment, due primarily to the wind down of the analog to digital conversion contract in 2009. Also contributing to the decline in net income from the prior year were net costs related to the litigation provision for a shareholder derivative action of approximately $1.6 million.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.

eDiscovery Segment

eDiscovery operating revenue before reimbursed direct costs for the three months ended March 31, 2010 was $16.8 million, an increase of $2.7 million, or 20%, compared to the prior year.  The change from the prior year is primarily related to an increase in hosting fees and document review services associated with new engagements and higher case activity levels.

eDiscovery direct and administrative costs, including reimbursed direct costs, were $9.9 million for the three months ended March 31, 2010, an increase of $0.8 million, or 8%, compared to the prior year.  This change was a result of a net increase in direct and administrative costs which primarily were in support of expanded business services compared to the prior year.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs for the three months ended March 31, 2010 was $24.6 million, an increase of $7.3 million, or 42%, compared to $17.3 million in the prior year. This increase was primarily attributable to new corporate restructuring engagements during 2009 and 2010; as well as an increase in bankruptcy trustee fees, associated with higher average deposit balances.

Bankruptcy direct and administrative costs, including reimbursed direct costs, increased $2.9 million, or 27%, to $13.3 million for the three months ended March 31, 2010, compared to $10.4 million in the prior year. The increases in these costs were directly related to the increase in active corporate restructuring engagements discussed above, as we expanded our capacity to support increased volumes. Compensation related expense increased $1.2 million, legal notification costs increased $0.4 million, and expense related to outside services increased $0.3 million. Also contributing to the increase in costs was a $0.8 million increase in reimbursed direct costs, which directly corresponds to the increase in operating revenue from reimbursed direct costs.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs was $7.7 million in the three months ended March 31, 2010, a decrease of $13.5 million, or 64%, compared to the prior year, primarily due to the expected wind-down of the major analog to digital conversion contract during 2009. A number of new engagements were obtained during the first quarter of 2010 resulting in work which is scheduled to be processed during the remainder of the fiscal year.

Settlement administration direct and administrative costs, including reimbursed direct costs, for the three months ended March 31, 2010 were $11.1 million, a decrease of $10.5 million, or 49%, compared to $21.6 million in the prior year, primarily due to the direct and administrative costs associated with the major analog to digital conversion contract that wound-down during 2009.

Liquidity and Capital Resources

Cash flows from operating activities

During the three months ended March 31, 2010, our operating activities provided net cash of $5.2 million. Contributing to net cash provided by operating activities was net income of $2.3 million and increased non-cash expenses, such as depreciation and amortization and share-based compensation expense, of $8.4 million. These items were partially offset by a $5.6 million net use of cash resulting from changes in operating assets and liabilities. The most significant changes in operating assets and liabilities were a $4.3 million increase in accounts payable and other liabilities and an $8.1 million increase in trade accounts receivable. Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Accounts payable will fluctuate from period to period depending on timing of purchases and payments.

Cash flows from investing activities

During the three months ended March 31, 2010, we used cash of $1.1 million for the purchase of property and equipment, including computer hardware, purchased software licenses primarily for our eDiscovery business, and purchased computer hardware primarily for our bankruptcy trustee business. Enhancements to our existing software and the development of new software is essential to our continued growth, and, during the three months ended March 31, 2010, we used cash of $2.1 million to fund internal costs related to the development of software for which technological feasibility had been established. We believe that cash generated from operations will be adequate to fund our anticipated property, equipment, and software spending over the next year.

Cash flows from financing activities

During the three months ended March 31, 2010, we used cash to pay approximately $0.3 million for capital lease payments; this use of cash was partially offset by $0.1 million of net proceeds from stock issued in connection with the exercise of employee stock options. We also recognized a portion of the tax benefit related to the exercise of stock options as a financing source of cash.

As of March 31, 2010, our borrowings consisted of $50.3 million (including the fair value of the embedded option) from the contingent convertible subordinated notes, which bears interest at 4% per annum based on the $49.9 million principal amount outstanding, and approximately $7.8 million of obligations related to capital leases and deferred acquisition price payments.  The contingent convertible subordinated notes will require the use of up to approximately $49.9 million of cash at the extended maturity date of June 15, 2010 if the note holders do not convert the remainder of the notes into shares of our common stock. The holders of the notes have the right to convert at a price of approximately $11.67 per share. We will use a combination of cash on hand and our revolving credit facility, if necessary, to fund the payment of any notes that are not converted prior to maturity. For any of the notes that are converted into shares of our common stock prior to their scheduled maturity there will be no cash requirements associated with those converted notes, other than the regular payment of interest earned prior to the conversion date. One holder of the notes converted a nominal principal amount of the notes into shares of common stock in 2009.

As of March 31, 2010 we did not have any borrowings outstanding under our $100.0 million senior revolving loan.  During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the senior revolving loan to $175.0 million. Interest on the credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate.  As of March 31, 2010, significant financial covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.00 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  As of March 31, 2010, we were in compliance with all financial covenants.

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

We believe that funds generated from operations, plus our existing cash resources and amounts available under our credit facility, will be sufficient over the next 12 months, and for the foreseeable future thereafter, to finance currently anticipated working capital requirements, internal software development expenditures, property, equipment and third party software expenditures, deferred acquisition price agreements, capital leases, interest payments due on our outstanding borrowings, payments on any of the convertible notes that are not converted prior to maturity, and payments for other contractual obligations.

Off-balance Sheet Arrangements

We generally do not utilize off-balance sheet arrangements in our operations; however, we enter into operating leases in the normal course of business.  Our operating lease obligations are disclosed in Note 6 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2009, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued updated guidance that requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2010, and are included in Note 8. The update required new disclosures only, and had no impact on our consolidated financial position, results of operations, or cash flows. The disclosures related to Level 3 fair value measurements are effective for us in 2011. This update also only requires new disclosures, and will have no impact on our consolidated financial position, results of operations, or cash flows.

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

Interest on our senior revolving credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate. There were no amounts due under our senior revolving credit facility as of March 31, 2010; therefore, we had no market risk exposure.

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

PART II - OTHER INFORMATION.

Item 1.            Legal Proceedings

Purported Derivative Shareholder Complaint

As previously reported, on July 29, 2008, the Alaska Electrical Pension Fund filed a putative shareholder derivative action on behalf of Epiq Systems, Inc. in the U.S. District Court for the District of Kansas (the “Court”) (Civil Action No. 08-CV-2344 CM/JPO), alleging, among other things, improper conduct by each of our current directors and certain current and former executive officers and directors regarding stock option grants.  The company has stated consistently that the claims made in the action are meritless.

As previously reported, on April 27, 2010, on the determination of the company’s Board of Directors, the company entered into a Stipulation of Settlement (the “Settlement Agreement”) with plaintiff and defendants relating to the settlement of this litigation and mutual release of claims.  Upon the Court’s final approval, this Settlement Agreement will result in the dismissal with prejudice of the lawsuit and all claims contained therein. There can be no assurance that the Court will approve the Settlement Agreement.

The company has determined that the settlement is in the best interests of the company and its shareholders because, among other things, it will avoid the continuing expense and distraction involved in further defending against the claims, and it is expected to terminate this litigation in a more favorable time frame for Epiq Systems and its shareholders.

As set forth more fully in the Settlement Agreement, the agreement contains an express denial of liability, denial of wrongdoing, and a denial of any improper conduct by the defendants, and requires no disgorgement, no payment of damages, no cancellation of stock options nor any recovery from any of the defendants.  The company and its insurance carrier will pay plaintiff’s counsel’s fees and expenses, which plaintiff’s counsel will seek in an amount not to exceed $3.5 million.  The Settlement Agreement requires dismissal of the complaint with prejudice following final Court approval of the settlement and provides for the implementation and/or maintenance of certain corporate governance measures by the company during a specified period of time.

The foregoing summary of the settlement is qualified in its entirety by reference to Exhibit 99.1, the content of which is incorporated by reference herein.

In connection with the Settlement Agreement, the company has accrued a net provision for the litigation composed of approximately $1.6 million recorded in the first quarter of 2010, in addition to approximately $0.5 million which was previously recorded in the year ended December 31, 2009 and disclosed in the company’s Annual Report on Form 10-K.  The provision for litigation includes the amounts expected to be paid to the plaintiff for its counsel’s fees and expenses as set forth in the Settlement Agreement, along with other costs incurred in 2010 related to the litigation, and is net of the amount that is expected to be paid by our insurance carrier.  The liability is included in “Other accrued expenses” and the insurance recovery is included in “Other current assets” on the Condensed Consolidated Balance Sheets.  Because there can be no assurance that the Court will provide final approval of the Settlement Agreement, the ultimate resolution of this matter may materially differ from amounts recorded as of March 31, 2010.

Item 1A.         Risk Factors

There have been no material changes in our Risk Factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

99.1

Stipulation of Settlement (Alaska Electrical Pension Fund v. Tom W. Olofson, et al., Case No.: 08-CV-2344 CM/JPO). Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiq Systems, Inc.

Date: April 29, 2010	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date: April 29, 2010	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)