Form 10-Q
period 2010-06-30
EPIQ SYSTEMS INC
filed 2010-07-28
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2010
Common Stock, $0.01 par value per share	38,164,186 shares

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE:
Case management services	$39,137	$35,812	$74,048	$70,346
Case management bundled products and services	4,779	3,476	9,586	6,803
Document management services	12,123	17,851	21,516	32,603
Operating revenue before reimbursed direct costs	56,039	57,139	105,150	109,752
Operating revenue from reimbursed direct costs	9,894	9,051	16,154	17,266
Total Revenue	65,933	66,190	121,304	127,018

OPERATING EXPENSE:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	16,448	19,723	31,752	39,393
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	928	855	1,838	1,710
Reimbursed direct costs	9,629	9,035	15,833	17,082
General and administrative	23,900	23,844	44,113	42,151
Depreciation and software and leasehold amortization	5,246	4,552	10,447	9,066
Amortization of identifiable intangible assets	1,696	1,818	3,516	3,754
Other operating expense	25	13	69	484
Total Operating Expense	57,872	59,840	107,568	113,640

INCOME FROM OPERATIONS	8,061	6,350	13,736	13,378

INTEREST EXPENSE (INCOME):
Interest expense	328	365	724	738
Interest income	(13)	(16)	(22)	(51)
Net Interest Expense	315	349	702	687

INCOME BEFORE INCOME TAXES	7,746	6,001	13,034	12,691

PROVISION FOR INCOME TAXES	3,831	3,115	6,784	6,527

NET INCOME	$3,915	$2,886	$6,250	$6,164

NET INCOME PER SHARE INFORMATION:
Basic	$0.11	$0.08	$0.17	$0.17
Diluted	$0.10	$0.08	$0.16	$0.16
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	36,688	35,776	36,438	35,731
Diluted	41,105	41,854	41,339	41,895

Cash dividends declared per common share	$0.035	—	$0.035	—

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	June 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,962	$48,986
Trade accounts receivable, less allowance for doubtful accounts of $3,518 and $2,928, respectively	55,611	43,471
Prepaid expenses	4,788	4,867
Other current assets	6,935	2,341
Total Current Assets	96,296	99,665

LONG-TERM ASSETS:
Property and equipment, net	40,703	40,005
Internally developed software costs, net	15,553	13,732
Goodwill	263,999	264,239
Other intangibles, net of accumulated amortization of $52,628 and $49,188, respectively	15,988	19,524
Other	2,464	776
Total Long-term Assets, net	338,707	338,276
Total Assets	$435,003	$437,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,481	$8,260
Accrued compensation	6,404	4,429
Deposits	4,584	2,996
Deferred revenue	1,090	760
Accrued income taxes	6,023	314
Other accrued liabilities	8,959	3,824
Current maturities of long-term obligations	1,793	54,144
Total Current Liabilities	41,334	74,727

LONG-TERM LIABILITIES:
Deferred income taxes	22,505	22,261
Other long-term liabilities	6,150	9,901
Long-term obligations (excluding current maturities)	4,095	4,654
Total Long-term Liabilities	32,750	36,816

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; issued and outstanding — 39,060,381 and 36,237,562 shares	391	362
Additional paid-in capital	279,740	248,937
Accumulated other comprehensive loss	(2,234)	(1,815)
Retained earnings	84,677	79,772
Treasury stock, at cost — 125,440 and 56,473 shares	(1,655)	(858)
Total Stockholders’ Equity	360,919	326,398
Total Liabilities and Stockholders’ Equity	$435,003	$437,941

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	AOCI (1)	Total
Balance at December 31, 2009	36,238	(56)	$362	$248,937	$79,772	$(858)	$(1,815)	$326,398
Comprehensive income:
Net income			—	—	6,250	—	—	6,250
Foreign currency translation adjustment			—	—	—	—	(419)	(419)
Total comprehensive income			—	—	6,250	—	(419)	5,831
Tax benefit from share-based compensation	—	—	—	21	—	—	—	21
Common stock issued under share-based compensation plans	494	56	5	(189)	—	858	—	674
Share repurchases (Note 9)	—	(125)	—	—		(1,655)	—	(1,655)
Dividends declared (Note 9)			—	—	(1,345)	—	—	(1,345)
Conversion of convertible notes	2,328	—	24	27,144		—	—	27,168
Share-based compensation	—	—	—	3,827	—	—	—	3,827
Balance at June 30, 2010	39,060	(125)	$391	$279,740	$84,677	$(1,655)	$(2,234)	$360,919

(1)   AOCI — Accumulated Other Comprehensive Income (Loss)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	AOCI (1)	Total
Balance at December 31, 2008	35,658	—	$357	$237,644	$65,177	$—	$(2,683)	$300,495
Comprehensive income:
Net income			—	—	6,164	—	—	6,164
Foreign currency translation adjustment			—	—	—	—	1,121	1,121
Total comprehensive income			—	—	6,164	—	1,121	7,285
Tax benefit from share-based compensation	—	—	—	457	—	—	—	457
Common stock issued under share-based compensation plans	490	—	4	1,557	—	—	—	1,561
Share-based compensation	—	—	—	4,256	—	—	—	4,256
Balance at June 30, 2009	36,148	—	$361	$243,914	$71,341	$—	$(1,562)	$314,054

(1)   AOCI — Accumulated Other Comprehensive Income (Loss)

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,250	$6,164
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) expense for deferred income taxes	(4,055)	510
Depreciation and software amortization	10,447	9,066
Amortization of intangible assets	3,516	3,754
Benefit related to embedded option	(738)	(805)
Share-based compensation expense	3,827	4,256
Provision for bad debts	977	931
Other, net	122	102
Changes in operating assets and liabilities:
Trade accounts receivable	(13,285)	(6,296)
Prepaid expenses and other assets	(679)	(186)
Accounts payable and other liabilities	9,650	3,867
Excess tax benefit related to share-based compensation	—	(304)
Other	244	(69)
Net cash provided by operating activities	16,276	20,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,479)	(6,508)
Internally developed software costs	(4,366)	(3,842)
Other investing activities, net	7	57
Net cash used in investing activities	(9,838)	(10,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under long-term obligations	(25,747)	(3,319)
Excess tax benefit related to share-based compensation	—	304
Debt issuance costs	(1,405)	—
Proceeds from issuance of common stock under share-based compensation plans	674	1,561
Net cash used in financing activities	(26,478)	(1,454)

Effect of exchange rate changes on cash	16	(34)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,024)	9,209
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48,986	19,006
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,962	$28,215

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

Software Arrangements

For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support services, all at no charge to the trustee.  The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement.  We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits held by the trustees with that financial institution related to the software license, hardware lease, hardware maintenance, and postcontract customer support services. Since we have not established vendor specific objective evidence (“VSOE”) of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered elements, which are postcontract customer support services.  This revenue, when recognized, is included as a component of “Case management services revenue”.  Revenue related to postcontract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other applicable revenue recognition criteria since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers; and hardware maintenance.  We retain ownership of all hardware provided and we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease.  Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals; which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurs at the end of each period as we achieve our target when deposits are held at the financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.  This revenue, which is less than ten percent of our total revenue for the three and six months ended June 30, 2010 and 2009, is included in the Condensed Consolidated Statements of Income as a component of “Case management services” revenue.

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

NOTE 2:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first six months of 2010 was as follows (in thousands):

	eDiscovery	Bankruptcy	Settlement Administration	Total
Balance as of December 31, 2009	$79,954	$151,438	$32,847	$264,239
Foreign currency translation	(240)	—	—	(240)
Balance as of June 30, 2010	$79,714	$151,438	$32,847	$263,999

Amortizing identifiable intangible assets as of June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$40,011	$27,732	$40,057	$25,880
Trade names	745	745	745	745
Non-compete agreements	27,860	24,151	27,910	22,563
	$68,616	$52,628	$68,712	$49,188

Customer relationships and non-compete agreements carry a weighted average remaining life of eight years and nine years, respectively. Aggregate amortization expense related to identifiable intangible assets was $1.7 million and $1.8 million for the three months ended June 30, 2010 and 2009, respectively, and $3.5 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively. The following table outlines the estimated future amortization expense related to intangible assets held at June 30, 2010:

(in thousands)

Year Ending December 31,
2010 (excluding the six months ended June 30, 2010)	$3,138
2011	4,844
2012	4,568
2013	3,041
2014	192
2015	192

NOTE 3:   LONG-TERM OBLIGATIONS

The following is a summary of long-term obligations outstanding (in thousands):

	June 30,	December 31,
	2010	2009
Contingent convertible subordinated notes, including embedded option	$—	$50,706
Capital leases	5,401	5,190
Deferred acquisition price	487	2,902
Total long-term obligations, including current portion	5,888	58,798
Current maturities of long-term obligations	(1,793)	(54,144)
Long-term obligations	$4,095	$4,654

Credit Facility

In the second quarter of 2010, we entered into an amended senior credit facility, with KeyBank National Association as administrative agent, and a syndicate of banks as lenders. The credit facility, which continues to provide for a senior revolving loan, increased the aggregate amount of funds available from $100.0 million to $140.0 million, and extended the maturity date from July 2011 to June 2014. During the term of the credit facility, we have the right, subject to compliance with the covenants, to increase the borrowings to a maximum of $200.0 million, an increase from the $175.0 million maximum in our previous facility.  The credit facility is secured by liens on our land and buildings and a significant portion of our furniture and equipment.  Interest on the credit facility is generally based on a spread, ranging between 225 and 325 basis points, over the LIBOR rate.

No amounts were borrowed under the senior revolving loan as of June 30, 2010 or as of December 31, 2009.  At June 30, 2010, the amount available for borrowings under the credit facility is reduced by $1.2 million in outstanding letters of credit.

The credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization and other adjustments as defined in the agreement and total debt.  In addition, the credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As of June 30, 2010 and December 31, 2009, we were in compliance with all financial covenants.

Contingent Convertible Subordinated Notes

On June 15, 2010, the contingent convertible subordinated notes (“convertible notes”) matured, resulting in a cash payment of $22.8 million, plus accrued interest. On or about June 11, 2010, prior to the maturity date, $27.2 million of notes were converted into 2.3 million shares of common stock at a conversion price of $11.67. The original $50.0 million of convertible notes were issued in June 2004 with a fixed 4% per annum interest rate and an original maturity of June 15, 2007.  The holders of the convertible notes had the right to extend the maturity date by up to three years.  In April 2007, the holders exercised this right and the maturity date of the convertible notes was extended to June 15, 2010.

The right to extend the maturity of the convertible notes was accounted for as an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the convertible notes balance was reduced by the same amount.  In April 2007, the holders of the convertible notes exercised their right to extend and we performed a final valuation to estimate the fair value of the embedded option as of the approximate date of the extension.  The estimated fair value of the embedded option at that date, included as a component of the convertible notes, was approximately $4.8 million. The $4.8 million estimated fair value of the embedded option was amortized as a credit to “Interest expense” on the Condensed Consolidated Statements of Income over the period to the extended maturity, which was June 15, 2010. The balance of this embedded option was included as a component of “Current maturities of long-term obligations” on the Condensed Consolidated Balance Sheet at December 31, 2009, and was fully amortized at June 30, 2010.

Upon conversion of $27.2 million of the notes, we recognized a nominal gain related to the remaining unamortized embedded option value associated with the converted notes in the six months ended June 30, 2010. There were no conversions of notes in the six months ended June 30, 2009.  The above changes related to the carrying value of the convertible notes, the estimated fair value of the embedded option, the amortization of the fair value of the embedded option, and recognition of nominal gain upon conversion did not affect our cash flow.

Capital Leases

We lease certain property and software under capital leases that expire during various years through 2014.

NOTE 4:   NET INCOME PER SHARE

Basic net income per share is computed on the basis of weighted average outstanding common shares.  Diluted net income per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and convertible debt, if dilutive. The numerator of the diluted net income per share calculation is increased by the amount of interest expense, net of tax, related to outstanding convertible debt, and the allocation of net income and dividends declared to nonvested shares, if the net impact is dilutive.

We have determined that certain nonvested share awards (also referred to as restricted stock awards) issued by the company are participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net income per share is calculated under the two-class method calculation. In determining the number of diluted shares outstanding, we are required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation as it relates to participating securities. For the three and six months ended June 30, 2010 and 2009, the two-class method calculation was more dilutive; therefore, diluted net income per share is presented following the two-class method.

The computation of basic and diluted net income per share for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands, except per share data):

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount

Net income	$3,915			$2,886
Less: amounts allocated to nonvested shares (1)	(16)			(24)

Basic net income available to common stockholders	3,899	36,688	$0.11	2,862	35,776	$0.08

Effect of dilutive securities:
Stock options	—	1,015		—	1,792
Convertible debt	239	3,402		301	4,286
Add-back: amounts allocated to nonvested shares(1)	16	—		24	—
Less: amounts re-allocated to nonvested shares	(15)	—		(23)	—

Diluted net income available to common stockholders	$4,139	41,105	$0.10	$3,164	41,854	$0.08

(1)             Amounts allocated to holders of nonvested shares are calculated based upon a weighted average percentage of nonvested shares that are participating securities in relation to total shares outstanding.

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount

Net income	$6,250			$6,164
Less: amounts allocated to nonvested shares (1)	(21)			(35)

Basic net income available to common stockholders	6,229	36,438	$0.17	6,129	35,731	$0.17

Effect of dilutive securities:
Stock options	—	1,059		—	1,878
Convertible debt	537	3,842		599	4,286
Add-back: amounts allocated to nonvested shares(1)	21	—		35	—
Less: amounts re-allocated to nonvested shares	(21)	—		(33)	—

Diluted net income available to common stockholders	$6,766	41,339	$0.16	$6,730	41,895	$0.16

(1)             Amounts allocated to holders of nonvested shares are calculated based upon a weighted average percentage of nonvested shares that are participating securities in relation to total shares outstanding.

For the three months ended June 30, 2010 and 2009, weighted-average outstanding stock options totaling approximately 3.2 million and 1.9 million were antidilutive, and therefore not included in the computation of diluted net income per share. For the six months ended June 30, 2010 and 2009, weighted-average outstanding stock options totaling approximately 3.2 million and 1.8 million were antidilutive, and therefore not included in the computation of diluted net income per share.

NOTE 5:   SHARE-BASED COMPENSATION

The 2004 Equity Incentive Plan, as amended (the “2004 Plan”), limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock awards under the 2004 Plan to 7,500,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited will generally be available for future grants. At June 30, 2010, there were approximately 805,000 shares of common stock available for future equity-related grants under the 2004 Plan.

During the six months ended June 30, 2010, we granted 430,000 nonvested share awards at a weighted-average grant date price of $11.67 per share; 230,000 of these awards vest six months after the date of grant, and 200,000 of these awards vest 12 months after the date of grant upon achievement of a performance condition for the calendar year ending December 31, 2010. As of June 30, 2010 we have assessed the likelihood that the performance condition will be met and have recorded the related expense based on the estimated outcome. We also granted 102,500 stock options with a weighted-average exercise price of $11.81 per share, which vest over periods ranging from five to seven years.

From time to time we have treasury stock from the repurchase of common stock.  We use treasury stock to satisfy option exercises. As of June 30, 2010 we held 125,440 shares of treasury stock.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2010 and 2009 was $4.68 per option and $8.00 per option, respectively. The weighted-average assumptions used for the calculation of these values, utilizing the Black-Scholes methodology, were as follows:

	Six Months Ended
	June 30, 2010	June 30, 2009
Expected volatility (%)	37.0	47.0
Risk-free interest rate (%)	2.67	2.73
Dividend yield (%)	0.63	—
Expected life of stock option (years)	6.5	6.2

The following table presents total share based compensation expense, which is a non-cash charge, included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Direct cost of services	$61	$59	$165	$254
General and administrative	2,130	2,724	3,662	4,002
Pre-tax share-based compensation expense	2,191	2,783	3,827	4,256
Income tax benefit	(583)	(547)	(1,087)	(972)
Total share-based compensation expense, net of tax	$1,608	$2,236	$2,740	$3,284

As of June 30, 2010, there was $8.6 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based awards, which will be recognized over a weighted-average period of 2.3 years.

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

Following is a summary of segment information for the three months ended June 30, 2010. The intersegment revenues in the three months ended June 30, 2010 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended June 30, 2010
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$19,786	$24,418	$11,835	$—	$56,039
Intersegment revenue	28	—	472	(500)	—

Operating revenue before reimbursed direct costs	19,814	24,418	12,307	(500)	56,039
Operating revenue from reimbursed direct costs	67	2,633	7,194	—	9,894
Total revenue	19,881	27,051	19,501	(500)	65,933

Direct costs, general and administrative costs	11,212	13,836	16,700	(500)	41,248
Segment performance measure	$8,669	$13,215	$2,801	$—	$24,685

Following is a summary of segment information for the three months ended June 30, 2009. The intersegment revenues in the three months ended June 30, 2009 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended June 30, 2009
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$14,335	$24,078	$18,726	$—	$57,139
Intersegment revenue	—	1	607	(608)	—

Operating revenue before reimbursed direct costs	14,335	24,079	19,333	(608)	57,139
Operating revenue from reimbursed direct costs	37	3,196	5,818	—	9,051
Total revenue	14,372	27,275	25,151	(608)	66,190

Direct costs, general and administrative costs	9,981	14,774	19,953	(608)	44,100
Segment performance measure	$4,391	$12,501	$5,198	$—	$22,090

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Three Months Ended June 30,
	2010	2009

Segment performance measure	$24,685	$22,090
Corporate and unallocated expenses	(7,466)	(6,574)
Share-based compensation expense	(2,191)	(2,783)
Depreciation and software and leasehold amortization	(5,246)	(4,552)
Amortization of intangible assets	(1,696)	(1,818)
Other operating expense	(25)	(13)
Interest expense, net	(315)	(349)
Income before income taxes	$7,746	$6,001

Following is a summary of segment information for the six months ended June 30, 2010. The intersegment revenues in the six months ended June 30, 2010 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Six Months Ended June 30, 2010
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$36,582	$48,995	$19,573	$—	$105,150
Intersegment revenue	30	—	869	(899)	—

Operating revenue before reimbursed direct costs	36,612	48,995	20,442	(899)	105,150
Operating revenue from reimbursed direct costs	95	5,000	11,059	—	16,154
Total revenue	36,707	53,995	31,501	(899)	121,304

Direct costs, general and administrative costs	21,100	27,101	27,787	(899)	75,089
Segment performance measure	$15,607	$26,894	$3,714	$—	$46,215

Following is a summary of segment information for the six months ended June 30, 2009. The intersegment revenues in the six months ended June 30, 2009 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Six Months Ended June 30, 2009
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$28,384	$41,406	$39,962	$—	$109,752
Intersegment revenue	—	1	1,120	(1,121)	—

Operating revenue before reimbursed direct costs	28,384	41,407	41,082	(1,121)	109,752
Operating revenue from reimbursed direct costs	62	4,719	12,485	—	17,266
Total revenue	28,446	46,126	53,567	(1,121)	127,018

Direct costs, general and administrative costs	19,107	25,204	41,567	(1,121)	84,757
Segment performance measure	$9,339	$20,922	$12,000	$—	$42,261

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Six Months Ended June 30,
	2010	2009

Segment performance measure	$46,215	$42,261
Corporate and unallocated expenses	(14,620)	(11,323)
Share-based compensation expense	(3,827)	(4,256)
Depreciation and software and leasehold amortization	(10,447)	(9,066)
Amortization of intangible assets	(3,516)	(3,754)
Other operating expense	(69)	(484)
Interest expense, net	(702)	(687)
Income before income taxes	$13,034	$12,691

Following are total assets by segment (in thousands):

	June 30, 2010	December 31, 2009
Assets
eDiscovery	$144,068	$133,515
Bankruptcy	191,932	187,484
Settlement Administration	56,654	54,213
Corporate and unallocated	42,349	62,729
Total consolidated assets	$435,003	$437,941

NOTE 7:    FAIR VALUES OF ASSETS AND LIABILITIES

Accounting standards establish a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are listed below.

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

Assets

The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1 and are presented in the following table at June 30, 2010 and December 31, 2009. As of June 30, 2010 and December 31, 2009, the carrying value of our trade accounts receivable approximated fair value.

		Estimated Fair Value Measurements
Items Measured at Fair Value on a	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Recurring Basis	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2010:
Financial Assets:
Money market funds	$25,449	$25,449	$—	$—

December 31, 2009:
Financial Assets:
Money market funds	$44,428	$44,428	$—	$—

Liabilities

As of June 30, 2010 and December 31, 2009, the carrying value of accounts payable, certain other liabilities, deferred acquisition price payments and capital leases approximated fair value. The carrying value of the embedded option related to our convertible notes approximated fair value at December 31, 2009, and was fully amortized as of June 30, 2010.

At June 30, 2010 there was no convertible debt outstanding. As of December 31, 2009, the carrying value of convertible debt was approximately $50.0 million. The fair value of the convertible debt was estimated at $59.9 million as of December 31, 2009. This amount was estimated by taking the outstanding convertible debt, divided by the conversion price of $11.67 per share, to arrive at an estimated number of shares that would be issued assuming conversion of all of the notes. The estimated number of shares was then multiplied by the closing price of our common stock on the last day of the respective reporting period to arrive at an estimate of the fair value of our convertible debt.

NOTE 8:    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Six months ended June 30,
	2010	2009

Cash paid for:
Interest	$1,819	$1,570
Income taxes paid, net	8,516	4,121
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	2,964	1,047
Conversion of convertible notes into common stock	27,168	—
Capitalized lease obligations incurred	329	—
Dividends declared but not yet paid	1,346	—
Common shares repurchased but not yet paid	1,655	—

NOTE 9:                STOCKHOLDERS’ EQUITY

Share Repurchase Program

On June 23, 2010 our Board of Directors authorized $35 million for share repurchases (the “Share Repurchase Program”). Repurchases may be made pursuant to the Share Repurchase Program from time to time at prevailing market prices in the open market or in privately negotiated purchases, or both. The company may utilize one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to SEC Rule 10b5-1 to effect all or a portion of the repurchases. Prior to June 30, 2010, we had purchased 125,440 shares of common stock for approximately $1.7 million, at an average cost of $13.19 per share.  These shares had trade dates on or before June 30, 2010, but did not settle until after June 30, 2010.  As we were obligated to purchase these shares as of the trade date, they have been included in Treasury Stock as of the trade date, and we have accrued a liability for the settlement of the transactions that occurred prior to June 30, 2010. These trades settled subsequent to quarter end.

Subsequent to quarter end we have purchased approximately 938,000 shares of common stock for approximately $12.1 million, at an average cost of $12.88 per share.

Dividend

On June 23, 2010 our Board of Directors declared our first cash dividend of $0.035 per share, payable on August 12, 2010 to shareholders of record at the close of business on July 15, 2010. Dividends payable of approximately $1.3 million is included as a component of “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at June 30, 2010.

NOTE 10:              LEGAL PROCEEDINGS

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

In connection with the Settlement Agreement, the company accrued a net provision for the litigation composed of approximately $1.6 million recorded in the first quarter of 2010, in addition to approximately $0.5 million which was previously recorded in the year ended December 31, 2009 and disclosed in the company’s Annual Report on Form 10-K.  The provision for litigation includes the amounts expected to be paid to the plaintiff for its counsel’s fees and expenses as set forth in the Settlement Agreement, along with other costs incurred in 2010 related to the litigation, and is net of the amount that is expected to be paid by our insurance carrier.  The liability is included in “Other accrued liabilities” and the insurance recovery is included in “Other current assets” on the Condensed Consolidated Balance Sheets.  Because there can be no assurance that the Court will provide final approval of the Settlement Agreement, the ultimate resolution of this matter may materially differ from amounts recorded as of June 30, 2010.

On June 22, 2010, the U.S. District Court for the District of Kansas entered an order preliminarily approving the Settlement Agreement. A final hearing is scheduled for August 24, 2010.

NOTE 11:              INCOME TAXES

As previously disclosed, our 2003 – 2007 New York state income tax returns have been under examination and in May 2010, we reached a tentative settlement agreement with the state, which includes extending the settlement to include the 2008 income tax return.  The company will also file New York City tax returns during the third quarter of 2010 for the corresponding years reflecting, among other things, the outcome of the state examination. The company has accrued for these uncertain tax positions in prior periods and, as a result, the resolution of these matters did not have a material effect on the provision for income taxes.  Approximately $4.5 million of previously unrecognized tax benefits related to these matters, including accrued interest, will be paid during the second half of 2010. This amount is included in the Condensed Consolidated Balance Sheets as a component of “Accrued income taxes”. During the second quarter of 2010, the company recorded the impact of the tentative settlement by accruing additional unrecognized tax benefits of $0.7 million, which after considering the related interest accrual and offsetting federal and state income tax benefits, resulted in a $0.4 million increase in the provision for income taxes.

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

•                  Fees related to the conversion and production of data into an organized, searchable electronic database. The amount earned varies primarily on the number of documents.

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

•                  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended March 31, 2010, accounted for approximately 72% of all bankruptcy filings.  In a Chapter 7 case, the debtor’s assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors.  Chapter 7 cases typically last several years.

•                  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the twelve-month period ended March 31, 2010, accounted for approximately 1% of all bankruptcy filings.  Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations.  Chapter 11 cases generally last several years.

•                  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended March 31, 2010, accounted for approximately 27% of all bankruptcy filings.  In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors.  Chapter 13 cases typically last between three and five years.

As reported by the Administrative Office of the U.S. Courts, bankruptcy filings for the twelve-month period ended March 31, 2010 increased 27% versus the twelve-month period ended March 31, 2009.  During this period, Chapter 7 filings increased 34%, Chapter 11 filings increased 30%, and Chapter 13 filings increased 12%.

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

Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. For the Chapter 7 trustee services component of the bankruptcy segment, the increase in filings is expected to translate into growth in client deposit balances related to asset liquidations. Our trustee services deposit portfolio exceeded $2.0 billion during the second quarter of 2010, while pricing continued at floor pricing levels under our agreements due to the low short-term interest rate environment.

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

The customers of our settlement administration segment are companies that require the administration of a settlement, resolution of a class action matter, or administration of a project.  We sell our services directly to those customers and other interested parties, including legal counsel, which often provide access to these customers. During the three and six months ended June 30, 2009, approximately 4% and 15% respectively, of our consolidated revenue was derived from a large contract with IBM in support of the federal government’s analog to digital conversion program. During the six months ended June 30, 2010, approximately 0.1% of our consolidated revenue was derived from this contract. This revenue was recognized in our settlement administration segment. The contract began in the fourth quarter of 2007, and, as expected, concluded in the second half of 2009. There was no revenue derived from this contract during the three month period ended June 30, 2010.

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

Results of Operations for the Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009

Consolidated Results

Revenue

Total revenue was $65.9 million for the three months ended June 30, 2010, a decrease of $0.3 million, or less than 1%, as compared to the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Revenue originating from reimbursed direct costs was $9.9 million, an increase of $0.8 million, or 9%, from $9.1 million in the prior year. Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating revenue exclusive of revenue originating from reimbursed direct costs was $56.0 million in the three months ended June 30, 2010, a decrease of $1.1 million, or 2%, as compared to the prior year. This decrease was driven by a $6.9 million decrease in the settlement administration segment; partially offset by a $5.5 million increase in the eDiscovery segment, and a $0.3 million increase in the bankruptcy segment. Changes by segment are discussed below.

Operating Expense

The direct cost of services, exclusive of depreciation and amortization, was $16.4 million for the three months ended June 30, 2010, a decrease of $3.3 million, or 17%, as compared to $19.7 million in the prior year. Contributing to this decrease was a $1.6 million decrease in the expense related to outside services, primarily related to temporary help and mailing, a $1.2 million decrease in legal noticing costs; and a $0.5 million decrease in production supplies. Changes by segment are discussed below.

The direct cost of bundled products and services, exclusive of depreciation and amortization, remained flat at $0.9 million for the three months ended June 30, 2010 and 2009. Changes by segment are discussed below.

Reimbursed direct costs increased $0.6 million, or 7%, to $9.6 million for the three months ended June 30, 2010, compared with $9.0 million during the prior year.  This increase corresponds to the increase in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $0.1 million, or less than 1%, to $23.9 million for the three months ended June 30, 2010. Travel expense increased $0.4 million and expense related to leases increased $0.8 million. These increases were partially offset by a $0.6 million decrease in share-based compensation expense, and a $0.5 million decrease in outside services. Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs for the three months ended June 30, 2010 were $5.2 million, an increase of $0.7 million, or 15%, compared to the prior year. This increase was primarily the result of increased depreciation on equipment related to investments in our business segments.

Amortization of identifiable intangible assets for the three months ended June 30, 2010 was $1.7 million, a decrease of $0.1 million, or 7%, compared to the prior year. This decrease was the result of certain non-compete and customer contract intangible assets that were fully amortized in the prior year.

Interest Expense, Net

We recognized interest expense of approximately $0.3 million for three months ended June 30, 2010 and $0.4 million for the three months ended June 30, 2009.

Income Taxes

Our effective tax rate for the three months ended June 30, 2010 was 49.5% compared with 51.9% in the prior year. The decrease was primarily attributable to a larger portion of our income being generated in lower tax jurisdictions. State taxes and non-deductible equity compensation are the primary reasons our tax rate is higher than the statutory federal rate of 35%. We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

As previously disclosed, our 2003 – 2007 New York state income tax returns have been under examination and in May 2010, we reached a tentative settlement agreement with the state, which includes extending the settlement to include the 2008 income tax return.  The company will also file New York City tax returns during the third quarter of 2010 for the corresponding years reflecting, among other things, the outcome of the state examination. The company has accrued for these uncertain tax positions in prior periods and, as a result, the resolution of these matters did not have a material effect on the provision for income taxes.  Approximately $4.5 million of previously unrecognized tax benefits related to these matters, including accrued interest, will be paid during the second half of 2010. This amount is included in the Condensed Consolidated Balance Sheets as a component of “Accrued income taxes”. During the second quarter of 2010, the company recorded the impact of the tentative settlement by accruing additional unrecognized tax benefits of $0.7 million, which after considering the related interest accrual and offsetting federal and state income tax benefits, resulted in a $0.4 million increase in the provision for income taxes.

In addition, Congress is currently considering legislation that would extend the research and development credit for 2010 which would result in a favorable impact on our 2010 effective tax rate.

Net Income

Our net income was $3.9 million for the three months ended June 30, 2010 compared to $2.9 million for the prior year, an increase of $1.0 million, or 36%. The change from the prior year was primarily driven by growth in our eDiscovery segment, which was partially offset by a decline in our settlement administration segment, due to the conclusion of the analog to digital conversion contract.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.

eDiscovery Segment

eDiscovery operating revenue before reimbursed direct costs for the three months ended June 30, 2010 was $19.8 million, an increase of $5.5 million, or 38%, compared to the prior year.  The change from the prior year is primarily related to an increase in hosting and document review services.

eDiscovery direct and administrative costs, including reimbursed direct costs, were $11.2 million for the three months ended June 30, 2010, an increase of $1.2 million, or 12%, compared to the prior year.  This change was a result of a net increase in direct and administrative costs which primarily were in support of expanded business services compared to the prior year.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs for the three months ended June 30, 2010 was $24.4 million, an increase of $0.3 million, or 1%, compared to $24.1 million in the prior year. This increase was primarily attributable to an increase in bankruptcy trustee fees associated with higher deposit levels than the prior year.

Bankruptcy direct and administrative costs, including reimbursed direct costs, decreased $1.0 million, or 6%, to $13.8 million for the three months ended June 30, 2010, compared to $14.8 million in the prior year. The decrease in these costs were the result of a $0.6 million decrease in outside services, a $0.2 million decrease in legal notification costs, a $0.6 million decrease in reimbursed direct costs, partially offset by a $0.4 million increase in compensation expense.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs was $11.8 million in the three months ended June 30, 2010, a decrease of $6.9 million, or 37%, compared to the prior year, primarily due to the expected conclusion of the major analog to digital conversion contract during 2009.

Settlement administration direct and administrative costs, including reimbursed direct costs, for the three months ended June 30, 2010 were $16.7 million, a decrease of $3.3 million, or 16%, compared to $20.0 million in the prior year, primarily due to the direct and administrative costs associated with the major analog to digital conversion contract that concluded during 2009.

Results of Operations for the Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

Consolidated Results

Revenue

Total revenue was $121.3 million for the six months ended June 30, 2010, a decrease of $5.7 million, or 4%, as compared to the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Revenue originating from reimbursed direct costs was $16.2 million, a decrease of $1.1 million, or 6%, from $17.3 million in the prior year. Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating revenue exclusive of revenue originating from reimbursed direct costs was $105.2 million in the six months ended June 30, 2010, a decrease of $4.6 million, or 4%, as compared to the prior year. This decrease was driven by a $20.4 million decrease in the settlement administration segment; partially offset by an $8.2 million increase in the eDiscovery segment, and a $7.6 million increase in the bankruptcy segment. Changes by segment are discussed below.

Operating Expense

The direct cost of services, exclusive of depreciation and amortization, was $31.8 million for the six months ended June 30, 2010, a decrease of $7.6 million, or 19%, as compared to $39.4 million in the prior year. Contributing to this decrease was a $5.1 million decrease in the expense related to outside services, primarily related to temporary help and mailing, a $2.1 million decrease in production supplies, and a $1.3 million decrease in legal notification costs. These decreases were partially offset by a $0.5 million increase in compensation related expense, due primarily to increases in the bankruptcy segment resulting from the growth in corporate restructuring engagements; and a $0.4 million increase in building and equipment expense. Changes by segment are discussed below.

The direct cost of bundled products and services, exclusive of depreciation and amortization, increased $0.1 million, or 7%, to $1.8 million for the six months ended June 30, 2010 and 2009. Changes by segment are discussed below.

Reimbursed direct costs decreased $1.2 million, or 7%, to $15.8 million for the six months ended June 30, 2010, compared with $17.1 million during the prior year.  This decrease directly corresponds to the decrease in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $2.0 million, or 5%, to $44.1 million for the six months ended June 30, 2010. A litigation provision for a shareholder derivative action of $1.6 million was recorded for the six months ended June 30, 2010, travel expense increased $1.0 million, and lease expense increased $0.8 million. These increases were partially offset by a $1.2 million decrease in outside services and professional fees. Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs for the six months ended June 30, 2010 were $10.4 million, an increase of $1.4 million, or 15%, compared to the prior year. This increase was primarily the result of increased depreciation on equipment related to our business segments.

Amortization of identifiable intangible assets for the six months ended June 30, 2010 was $3.5 million, a decrease of $0.2 million, or 6%, compared to the prior year. This decrease was the result of certain non-compete and customer contract intangible assets that were fully amortized in the prior year.

Other operating expense for the six months ended June 30, 2010 decreased by approximately $0.4 million due to a decrease in acquisition-related expenses.

Interest Expense, Net

We recognized interest expense of approximately $0.7 million for both the six months ended June 30, 2010 and 2009.

Income Taxes

Our effective tax rate for the six months ended June 30, 2010 was 52.1% compared with 51.4% in the prior year. The increase was primarily attributable to a larger portion of our income being generated in higher tax jurisdictions, partially offset by a decrease in non-deductible equity compensation in 2010. State taxes and non-deductible equity compensation are the primary reasons our tax rate is higher than the statutory federal rate of 35%. We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

As previously disclosed, our 2003 – 2007 New York state income tax returns have been under examination and in May 2010, we reached a tentative settlement agreement with the state, which includes extending the settlement to include the 2008 income tax return.  The company will also file New York City tax returns during the third quarter of 2010 for the corresponding years reflecting, among other things, the outcome of the state examination. The company has accrued for these uncertain tax positions in prior periods and, as a result, the resolution of these matters did not have a material effect on the provision for income taxes.  Approximately $4.5 million of previously unrecognized tax benefits related to these matters, including accrued interest, will be paid during the second half of 2010. This amount is included in the Condensed Consolidated Balance Sheets as a component of “Accrued income taxes”. During the second quarter of 2010, the company recorded the impact of the tentative settlement by accruing additional unrecognized tax benefits of $0.7 million, which after considering the related interest accrual and offsetting federal and state income tax benefits, resulted in a $0.4 million increase in the provision for income taxes.

In addition, Congress is currently considering legislation that would extend the research and development credit for 2010 which would result in a favorable impact on our 2010 effective tax rate.

Net Income

Our net income was $6.3 million for the six months ended June 30, 2010 compared to $6.2 million for the prior year, an increase of $0.1 million, or 1%. The change from the prior year was the result of net costs related to the litigation provision for a shareholder derivative action of approximately $1.6 million offset by growth in our bankruptcy and eDiscovery segments and a decline in our settlement administration segment, due primarily to the conclusion of the analog to digital conversion contract.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.

eDiscovery Segment

eDiscovery operating revenue before reimbursed direct costs for the six months ended June 30, 2010 was $36.6 million, an increase of $8.2 million, or 29%, compared to the prior year.  The change from the prior year is primarily related to an increase in hosting and document review services.

eDiscovery direct and administrative costs, including reimbursed direct costs, were $21.1 million for the six months ended June 30, 2010, an increase of $2.0 million, or 10%, compared to the prior year.  This change was a result of a net increase in direct and administrative costs which primarily were in support of expanded business services compared to the prior year.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs for the six months ended June 30, 2010 was $49.0 million, an increase of $7.6 million, or 18%, compared to $41.4 million in the prior year. This increase was primarily attributable to new corporate restructuring engagements during 2009 and 2010; as well as an increase in bankruptcy trustee fees, associated with higher average deposit balances.

Bankruptcy direct and administrative costs, including reimbursed direct costs, increased $1.9 million, or 8%, to $27.1 million for the six months ended June 30, 2010, compared to $25.2 million in the prior year. The increases in these costs were primarily related to an increase of $1.6 million in compensation related expense and $0.4 million in technology costs related to the business growth and a $0.3 million increase in reimbursed direct costs, which directly corresponded to the increase in operating revenue from reimbursed direct costs.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs was $19.6 million in the six months ended June 30, 2010, a decrease of $20.4 million, or 51%, compared to the prior year, primarily due to the expected conclusion of the major analog to digital conversion contract.

Settlement administration direct and administrative costs, including reimbursed direct costs, for the six months ended June 30, 2010 were $27.8 million, a decrease of $13.8 million, or 33%, compared to $41.6 million in the prior year, primarily due to the direct and administrative costs associated with the conclusion of the major analog to digital conversion contract.

Liquidity and Capital Resources

Cash flows from operating activities

During the six months ended June 30, 2010, our operating activities provided net cash of $16.3 million. Contributing to net cash provided by operating activities was net income of $6.3 million and non-cash expenses, such as depreciation and amortization and share-based compensation expense, of $14.1 million. These items were partially offset by a $4.1 million net use of cash resulting from changes in operating assets and liabilities. The most significant changes in operating assets and liabilities were a $9.7 million increase in accounts payable and other liabilities and a $13.3 million increase in trade accounts receivable. Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Accounts payable will fluctuate from period to period depending on timing of purchases and payments.

Cash flows from investing activities

During the six months ended June 30, 2010, we used cash of $5.5 million for the purchase of property and equipment, including computer hardware, purchased software licenses primarily for our eDiscovery business, and purchased computer hardware primarily for our bankruptcy trustee business. Enhancements to our existing software and the development of new software is essential to our continued growth, and, during the six months ended June 30, 2010, we used cash of $4.4 million to fund internal costs related to the development of software for which technological feasibility had been established. We believe that cash generated from operations will be adequate to fund our anticipated property, equipment, and software spending over the next year.

Cash flows from financing activities

During the six months ended June 30, 2010, we used cash of $22.8 million upon maturity of our contingent convertible subordinated notes (“convertible notes”), approximately $2.9 million for the payment of long-term obligations, including capital lease payments, and $1.4 million for debt issuance costs related to the amendment of our revolving credit facility; these uses of cash were partially offset by $0.7 million of net proceeds from stock issued in connection with the exercise of employee stock options. We also recognized a portion of the tax benefit related to the exercise of stock options as a financing source of cash.

Recent financing activities

Contingent Convertible Subordinated Notes:  On June 15, 2010, the remaining convertible notes matured, resulting in a cash payment of $22.8 million, plus accrued interest. On or about June 11, 2010, prior to the maturity date, $27.2 million of notes were converted into 2.3 million shares of common stock at a conversion price of $11.67. The original $50.0 million of contingent convertible notes were issued in June 2004 with a fixed 4% per annum interest rate and an original maturity of June 15, 2007.  The holders of the convertible notes had the right to extend the maturity date by up to three years.  In April 2007, the holders exercised this right and the maturity date of the convertible notes was extended to June 15, 2010.

Revolving Credit Agreement:  We amended our credit facility during the second quarter of 2010 to increase the aggregate amount of funds available from $100.0 million to $140.0 million and extending the maturity date to June 2014. During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the borrowings to $200.0 million.  The credit facility is secured by liens on our land and buildings and a significant portion of our furniture and equipment.  Interest on the credit facility is generally based on a spread, ranging between 225 and 325 basis points, over the LIBOR rate.  There were no amounts borrowed under the senior revolving loan as of June 30, 2010 or December 31, 2009.

As of June 30, 2010, significant financial covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.00 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  As of June 30, 2010, we were in compliance with all financial covenants.

Other restrictive covenants contained in our credit facility include limitations on incurring additional indebtedness and completing acquisitions. We generally cannot incur indebtedness outside the credit facility, with the exceptions of capital leases, with a limit of $15.0 million, and subordinated debt, with a limit of $100.0 million of aggregate subordinated debt. Generally, for acquisitions we must be able to demonstrate that, on a pro forma basis, we would be in compliance with our covenants during the four quarters prior to the acquisition, and bank permission must be obtained for acquisitions in which cash consideration exceeds $80.0 million or total consideration exceeds $125.0 million.

Share Repurchase Program:  On June 23, 2010 our Board of Directors authorized $35 million for share repurchases (the “Share Repurchase Program”). Repurchases may be made pursuant to the Share Repurchase Program from time to time at prevailing market prices in the open market or in privately negotiated purchases, or both. The company may utilize one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to SEC Rule 10b5-1 to effect all or a portion of the repurchases. Prior to June 30, 2010, we purchased 125,440 shares of common stock for approximately $1.7 million, at an average cost of $13.19 per share.  These shares had trade dates on or prior to June 30, 2010, but did not settle until after June 30, 2010.  As we were obligated to purchase these shares as of the trade date, they have been included in Treasury Stock as of the trade date, and we have accrued a liability for the settlement of the transactions that occurred prior to June 30, 2010. These trades settled subsequent to quarter end.

Subsequent to quarter end we have purchased approximately 938,000 shares of common stock for approximately $12.1 million, at an average cost of $12.88 per share.

Dividends:  On June 23, 2010, our Board of Directors declared our first cash dividend of $0.035 per share, payable on August 12, 2010 to shareholders of record at the close of business on July 15, 2010.  Dividends payable of approximately $1.3 million is included as a component of “Other accrued liabilities” on the Condensed Consolidated Balance Sheets at June 30, 2010.

We believe that funds generated from operations, plus our existing cash resources and amounts available under our credit facility, will be sufficient to meet our currently anticipated working capital requirements, internal software development expenditures, property, equipment and third party software expenditures, deferred acquisition price agreements, capital leases, interest payments due on our outstanding borrowings, and other contractual obligations.

In addition, we believe we could fund any future acquisitions, dividend payments, or common stock repurchases with our internally available cash, cash generated from operations, our existing available debt capacity, or from the issuance of additional securities.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective” and “potential.”  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements.  Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  These factors include (1) any material changes in our total number of client engagements and the volume associated with each engagement, (2) any material changes in our client’s deposit portfolio or the services required or selected by our clients in engagements, (3) material changes in the number of bankruptcy filings, class action filings or mass tort actions each year, (4) risks associated with handling of confidential data and compliance with information privacy laws, (5) changes in or the effects of pricing structures and arrangements, (6) risks associated with the integration of acquisitions into our existing business operations, (7) risks associated with indebtedness, (8) risks associated with foreign currency fluctuations, (9) risks associated with developing and providing software and internet-based technology solutions to our clients, and (10) other risks detailed from time to time in our SEC filings, including our annual report on Form 10-K. In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements contained herein to reflect future events or developments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which we are exposed include interest rates under our senior revolving credit facility, foreign exchange rates giving rise to translation, and fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue.

Interest on our senior revolving credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate. There were no amounts due under our senior revolving credit facility as of June 30, 2010; therefore, we had no market risk exposure.

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

As previously reported, on April 27, 2010, on the determination of the company’s Board of Directors, the company entered into a Stipulation of Settlement (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 27, 2010) (the “Settlement Agreement”) with plaintiff and defendants relating to the settlement of this litigation and mutual release of claims.  Upon the Court’s final approval, this Settlement Agreement will result in the dismissal with prejudice of the lawsuit and all claims contained therein. There can be no assurance that the Court will approve the Settlement Agreement.

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

On June 22, 2010, the U.S. District Court for the District of Kansas entered an order preliminarily approving the Settlement Agreement. A final hearing is scheduled for August 24, 2010.

Item 1A.         Risk Factors

There have been no material changes in our Risk Factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the total number of shares purchased during the quarter ended June 30, 2010, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the maximum number (or approximate dollar value) of shares that may yet be purchased under a share repurchase program.

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value. We also have a policy that requires shares to be repurchased by the company to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)

April	—	—	—	—
May	—	—	—	—
June	125,440	$13.1907	125,440	$33,345,359

Total Activity for the Quarter Ended June 30, 2010	125,440	$13.1907	125,440	$33,345,359

(1)   On June 23, 2010 our Board of Directors authorized $35 million for share repurchases, which we announced on June 23, 2010.

(2)   Includes brokerage commissions paid by the Company.

Item 6.           Exhibits

10.1

1995 Stock Option Plan, as amended and restated on June 2, 2010 (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 4, 2010).

10.2	2004 Equity Incentive Plan, as amended and restated on June 2, 2010 (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 4, 2010).

10.3

Third Amended and Restated Credit and Security Agreement dated as of June 9, 2010, among Epiq Systems, Inc. and the domestic subsidiary borrowers named therein, KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, Silicon Valley Bank as Syndication Agent, Compass Bank and PNC Bank National Association as Co-Documentation Agents, and the lenders named therein (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 15, 2010).

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350.

99.1

Stipulation of Settlement (Alaska Electrical Pension Fund v. Tom W. Olofson, et al., Case No.: 08-CV-2344 CM/JPO) incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 27, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiq Systems, Inc.

Date: July 28, 2010	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date: July 28, 2010	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)