Form 10-Q
period 2010-09-30
EPIQ SYSTEMS INC
filed 2010-10-28
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2010
Common Stock, $0.01 par value per share	36,695,591 shares

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2010

CONTENTS

			Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income – Three and nine months ended September 30, 2010 and 2009 (Unaudited)		2

	Condensed Consolidated Balance Sheets – September 30, 2010 and December 31, 2009 (Unaudited)		3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income – Nine months ended September 30, 2010 and 2009 (Unaudited)		4

	Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2010 and 2009 (Unaudited)		5

	Notes to Condensed Consolidated Financial Statements (Unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		33

Item 4.	Controls and Procedures		33

PART II - OTHER INFORMATION

	Item 1.	Legal Proceedings	34

	Item 1A.	Risk Factors	34

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

	Item 6.	Exhibits	36

	Signatures		37

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
REVENUE:
Case management services	$36,626	$33,356	$110,674	$103,702
Case management bundled products and services	4,847	3,877	14,433	10,680
Document management services	10,526	13,874	32,042	46,477
Operating revenue before reimbursed direct costs	51,999	51,107	157,149	160,859
Operating revenue from reimbursed direct costs	6,288	6,702	22,442	23,968
Total Revenue	58,287	57,809	179,591	184,827

OPERATING EXPENSE:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	16,455	17,966	48,207	57,359
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	831	916	2,669	2,626
Reimbursed direct costs	6,126	6,660	21,959	23,742
General and administrative	20,068	18,197	64,181	60,348
Depreciation and software and leasehold amortization	4,911	4,763	15,358	13,829
Amortization of identifiable intangible assets	1,697	1,828	5,213	5,582
Other operating expense	281	127	350	611
Total Operating Expense	50,369	50,457	157,937	164,097

INCOME FROM OPERATIONS	7,918	7,352	21,654	20,730

INTEREST EXPENSE (INCOME):
Interest expense	408	339	1,132	1,077
Interest income	(7)	(56)	(29)	(107)
Net Interest Expense	401	283	1,103	970

INCOME BEFORE INCOME TAXES	7,517	7,069	20,551	19,760

PROVISION FOR INCOME TAXES	2,979	2,200	9,763	8,727

NET INCOME	$4,538	$4,869	$10,788	$11,033

NET INCOME PER SHARE INFORMATION:
Basic	$0.12	$0.13	$0.29	$0.31
Diluted	$0.12	$0.12	$0.28	$0.28
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	37,063	35,917	36,646	35,793
Diluted	38,185	41,938	40,315	41,909

Cash dividends declared per common share	$0.035	—	$0.070	—

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	September 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,846	$48,986
Trade accounts receivable, less allowance for doubtful accounts of $4,151 and $2,928, respectively	55,987	43,471
Prepaid expenses	4,665	4,867
Income taxes receivable	4,492	—
Other current assets	3,008	2,341
Total Current Assets	75,998	99,665

LONG-TERM ASSETS:
Property and equipment, net	41,838	40,005
Internally developed software costs, net	16,500	13,732
Goodwill	264,206	264,239
Other intangibles, net of accumulated amortization of $54,396 and $49,188, respectively	14,302	19,524
Other	2,363	776
Total Long-term Assets, net	339,209	338,276
Total Assets	$415,207	$437,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,959	$8,260
Accrued compensation	5,609	4,429
Deposits	2,050	2,996
Deferred revenue	1,594	760
Other accrued liabilities	4,551	4,138
Current maturities of long-term obligations	2,943	54,144
Total Current Liabilities	27,706	74,727

LONG-TERM LIABILITIES:
Deferred income taxes	24,442	22,261
Other long-term liabilities	5,456	9,901
Long-term obligations (excluding current maturities)	19,928	4,654
Total Long-term Liabilities	49,826	36,816

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; issued and outstanding – 39,063,327 and 36,237,562 shares	391	362
Additional paid-in capital	281,479	248,937
Accumulated other comprehensive loss	(1,668)	(1,815)
Retained earnings	87,928	79,772
Treasury stock, at cost – 2,372,486 and 56,473 shares	(30,455)	(858)
Total Stockholders’ Equity	337,675	326,398
Total Liabilities and Stockholders’ Equity	$415,207	$437,941

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	AOCI (1)	Total
Balance at December 31, 2009	36,238	(56)	$362	$248,937	$79,772	$(858)	$(1,815)	$326,398
Comprehensive income:
Net income			—	—	10,788	—	—	10,788
Foreign currency translation adjustment			—	—	—	—	147	147
Total comprehensive income			—	—	10,788	—	147	10,935
Tax deficiency from share-based compensation	—	—	—	(335)	—	—	—	(335)
Common stock issued under share-based compensation plans	497	89	5	(259)	—	1,275	—	1,021
Common stock repurchased under share-based compensation plans	—	(76)	—	—	—	(948)	—	(948)
Share repurchases (Note 9)	—	(2,329)	—	—	—	(29,924)	—	(29,924)
Dividends declared (Note 9)			—	—	(2,632)	—	—	(2,632)
Conversion of convertible notes	2,328	—	24	27,144	—	—	—	27,168
Share-based compensation	—	—	—	5,992	—	—	—	5,992
Balance at September 30, 2010	39,063	(2,372)	$391	$281,479	$87,928	$(30,455)	$(1,668)	$337,675

(1)          AOCI — Accumulated Other Comprehensive Income (Loss)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	AOCI (1)	Total
Balance at December 31, 2008	35,658	—	$357	$237,644	$65,177	$—	$(2,683)	$300,495
Comprehensive income:
Net income			—	—	11,033	—	—	11,033
Foreign currency translation adjustment			—	—	—	—	767	767
Total comprehensive income			—	—	11,033	—	767	11,800
Tax benefit from share-based compensation	—	—	—	613	—	—	—	613
Common stock issued under share-based compensation plans	577	35	5	2,188	—	508	—	2,701
Common stock repurchased under share-based compensation plans	—	(117)	—	—	—	(1,782)	—	(1,782)
Conversion of convertible notes	3	—	—	32	—	—	—	32
Share-based compensation	—	—	—	6,304	—	—	—	6,304
Balance at September 30, 2009	36,238	(82)	$362	$246,781	$76,210	$(1,274)	$(1,916)	$320,163

(1)          AOCI — Accumulated Other Comprehensive Income (Loss)

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,788	$11,033
Adjustments to reconcile net income to net cash provided by operating activities:
Expense for deferred income taxes	295	3,248
Depreciation and software amortization	15,358	13,829
Amortization of intangible assets	5,213	5,582
Benefit related to embedded option	(738)	(1,208)
Share-based compensation expense	5,992	6,304
Provision for bad debts	1,612	1,154
Other, net	191	388
Changes in operating assets and liabilities:
Trade accounts receivable	(13,955)	(4,765)
Prepaid expenses and other assets	1,023	751
Accounts payable and other liabilities	(7,299)	(8,713)
Excess tax benefit related to share-based compensation	(18)	(435)
Other	716	367
Net cash provided by operating activities	19,178	27,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,993)	(9,253)
Internally developed software costs	(6,464)	(5,710)
Other investing activities, net	8	302
Net cash used in investing activities	(15,449)	(14,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	15,000	—
Payments under long-term obligations	(27,222)	(5,040)
Excess tax benefit related to share-based compensation	18	435
Debt issuance costs	(1,460)	—
Common stock repurchases (Note 9)	(30,872)	(1,782)
Cash dividends paid (Note 9)	(1,348)	—
Proceeds from issuance of common stock under share-based compensation plans	1,021	2,701
Net cash used in financing activities	(44,863)	(3,686)

Effect of exchange rate changes on cash	(6)	66

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,140)	9,254
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48,986	19,006
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,846	$28,260

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

Software Arrangements

For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support services, all at no charge to the trustee.  The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement.  We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits held by the trustees with that financial institution related to the software license, hardware lease, hardware maintenance, and postcontract customer support services. Since we have not established vendor specific objective evidence (“VSOE”) of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered elements, which are postcontract customer support services.  This revenue, when recognized, is included as a component of “Case management services” revenue.  Revenue related to postcontract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue as the fee becomes fixed or determinable at the time actual usage occurs and collectibility is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other applicable revenue recognition criteria since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers; and hardware maintenance.  We retain ownership of all hardware provided and we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease.  Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals; which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurs at the end of each period as we achieve our target when deposits are held at the financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.  This revenue, which is less than ten percent of our total revenue for the three and nine months ended September 30, 2010 and 2009, is included in the Condensed Consolidated Statements of Income as a component of “Case management services” revenue.

Reimbursements

We have revenue related to the reimbursement of certain costs, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Condensed Consolidated Statements of Income as “Operating revenue from reimbursed direct costs” and as “Reimbursed direct costs”, respectively.

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We have determined that our reporting units are bankruptcy trustee management, corporate restructuring, eDiscovery, and settlement administration. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since the annual test to indicate that it is more likely than not that the recorded goodwill balance had become impaired.

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

If we determine that the estimated fair value of any reporting unit is less than the reporting unit’s carrying value, then we proceed to the second step of the goodwill impairment analysis to measure the potential impairment charge. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. If goodwill on our condensed consolidated balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition.

Due to the current economic environment and the uncertainties regarding the impact that future economic impacts will have on our reporting units, there can be no assurances that our estimates and assumptions regarding the duration of the economic recession, or the period or strength of recovery, made for purposes of our annual goodwill impairment test, will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or margins of certain of our reporting units are not achieved, we may be required to record goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment loss would occur, and if it does occur, whether such charge would be material.

Our recognized goodwill totaled $264.2 million as of September 30, 2010.  Goodwill allocated by reporting unit as of September 30, 2010 was:  eDiscovery $79.9 million, settlement administration $32.9 million, corporate restructuring $76.5 million, and trustee management $74.9 million. As of July 31, 2010, which is the date of our most recent impairment test, the fair value of each of our reporting units was substantially in excess of the carrying value of the reporting unit, except for the bankruptcy trustee management reporting unit, the fair value of this reporting unit exceeded its carrying value by approximately 14%. The discount rate used in the income approach for the trustee management reporting unit, evaluated at July 31, 2010, was 12.3%. An increase to the discount rate of 1% would have lowered the fair value determined under the income approach for this reporting unit by approximately $12.0 million, or 12%, which, with all other variables remaining the same, would result in the fair value of this reporting unit exceeding its carrying value by 1%.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not anticipate that the adoption of these standards will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products.  These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not anticipate that the adoption of these standards will have a material impact on our consolidated financial statements.

NOTE 2:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first nine months of 2010 was as follows (in thousands):

	eDiscovery	Bankruptcy	Settlement Administration	Total
Balance as of December 31, 2009	$79,954	$151,438	$32,847	$264,239
Foreign currency translation	(33)	—	—	(33)
Balance as of September 30, 2010	$79,921	$151,438	$32,847	$264,206

Amortizing identifiable intangible assets as of September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$40,050	$28,697	$40,057	$25,880
Trade names	745	745	745	745
Non-compete agreements	27,903	24,954	27,910	22,563
	$68,698	$54,396	$68,712	$49,188

Customer relationships and non-compete agreements carry a weighted average remaining life of eight years and ten years, respectively. Aggregate amortization expense related to identifiable intangible assets was $1.7 million and $1.8 million for the three months ended September 30, 2010 and 2009, respectively, and $5.2 million and $5.6 million for the nine months ended September 30, 2010 and 2009, respectively. The following table outlines the estimated future amortization expense related to intangible assets held at September 30, 2010:

(in thousands)

Year Ending December 31,
2010 (excluding the nine months ended September 30, 2010)	$1,440
2011	4,844
2012	4,568
2013	3,041
2014	192
2015	192

Consistent with prior years, and as discussed in Note 1, we performed our annual goodwill impairment test during the third quarter.  No impairment of goodwill was identified as a result of the testing performed.

NOTE 3:   LONG-TERM OBLIGATIONS

The following is a summary of long-term obligations outstanding (in thousands):

	September 30,	December 31,
	2010	2009
Contingent convertible subordinated notes, including embedded option	$—	$50,706
Senior revolving loan	15,000	—
Capital leases	7,381	5,190
Deferred acquisition price	490	2,902
Total long-term obligations, including current portion	22,871	58,798
Current maturities of long-term obligations	(2,943)	(54,144)
Long-term obligations	$19,928	$4,654

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

Borrowings under the senior revolving loan bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 100 to 200 basis points; (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 225 to 325 basis points. At September 30, 2010, borrowings of $15.0 million under this facility had a weighted average interest rate of 3.20%. The average amount of borrowings under this facility in the third quarter of 2010 was $10.0 million, at a weighted average interest rate of 3.31%.  The maximum amount outstanding during the third quarter was $15.0 million. At September 30, 2010, the amount available for borrowings under the credit facility is reduced by $1.1 million in outstanding letters of credit. No amounts were borrowed under the senior revolving loan as of December 31, 2009.

The credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization, and other adjustments as defined in the agreement, and total debt.  In addition, the credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As of September 30, 2010 and December 31, 2009, we were in compliance with all financial covenants.

Contingent Convertible Subordinated Notes

On or about June 11, 2010, prior to the maturity date, $27.2 million of contingent convertible subordinated notes (“convertible notes”) were converted into 2.3 million shares of common stock at a conversion price of $11.67. On June 15, 2010, the convertible notes matured, resulting in a cash payment of $22.8 million, plus accrued interest. The original $50.0 million of convertible notes were issued in June 2004 with a fixed 4% per annum interest rate and an original maturity of June 15, 2007.  The holders of the convertible notes had the right to extend the maturity date by up to three years.  In April 2007, the holders exercised this right and the maturity date of the convertible notes was extended to June 15, 2010.

The right to extend the maturity of the convertible notes was accounted for as an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the convertible notes balance was reduced by the same amount.  In April 2007, the holders of the convertible notes exercised their right to extend and we performed a final valuation to estimate the fair value of the embedded option as of the approximate date of the extension.  The estimated fair value of the embedded option at that date, included as a component of the convertible notes, was approximately $4.8 million. The $4.8 million estimated fair value of the embedded option was amortized as a credit to “Interest expense” on the Condensed Consolidated Statements of Income over the period to the extended maturity, which was June 15, 2010. The balance of this embedded option was included as a component of “Current maturities of long-term obligations” on the Condensed Consolidated Balance Sheet at December 31, 2009, and was fully amortized at September 30, 2010.

Upon conversion of $27.2 million of the notes, we recognized a nominal gain related to the remaining unamortized embedded option value associated with the converted notes in the nine months ended September 30, 2010. During the third quarter of 2009, a nominal principal amount of the notes were converted into shares of common stock. As a result of this conversion, we recognized a nominal gain in the third quarter of 2009 related to the unamortized embedded option value associated with the converted notes.  The above changes related to the carrying value of the convertible notes, the estimated fair value of the embedded option, the amortization of the fair value of the embedded option, and recognition of nominal gain upon conversion did not affect our cash flow.

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

We have determined that certain nonvested share awards (also referred to as restricted stock awards) issued by the company are participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net income per share is calculated under the two-class method calculation. In determining the number of diluted shares outstanding, we are required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation as it relates to participating securities. For the three and nine months ended September 30, 2010 and 2009, the two-class method calculation was more dilutive; therefore, diluted net income per share is presented following the two-class method.

The computation of basic and diluted net income per share for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands, except per share data):

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount

Net income	$4,538			$4,869
Less: amounts allocated to nonvested shares (1)	(12)			(23)

Basic net income available to common stockholders	4,526	37,063	$0.12	4,846	35,917	$0.13

Effect of dilutive securities:
Stock options	—	1,122		—	1,738
Convertible debt	—	—		305	4,283
Add-back: amounts allocated to nonvested shares(1)	12	—		23	—
Less: amounts re-allocated to nonvested shares	(12)	—		(21)	—

Diluted net income available to common stockholders	$4,526	38,185	$0.12	$5,153	41,938	$0.12

(1)             Amounts allocated to holders of nonvested shares are calculated based upon a weighted average percentage of nonvested shares that are participating securities in relation to total shares outstanding.

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount

Net income	$10,788			$11,033
Less: amounts allocated to nonvested shares (1)	(34)			(58)

Basic net income available to common stockholders	10,754	36,646	$0.29	10,975	35,793	$0.31

Effect of dilutive securities:
Stock options	—	1,080		—	1,831
Convertible debt	537	2,589		904	4,285
Add-back: amounts allocated to nonvested shares(1)	34	—		58	—
Less: amounts re-allocated to nonvested shares	(34)	—		(56)	—

Diluted net income available to common stockholders	$11,291	40,315	$0.28	$11,881	41,909	$0.28

(1)             Amounts allocated to holders of nonvested shares are calculated based upon a weighted average percentage of nonvested shares that are participating securities in relation to total shares outstanding.

For the three months ended September 30, 2010 and 2009, weighted-average outstanding stock options totaling approximately 2.8 million and 1.9 million were antidilutive, and therefore not included in the computation of diluted net income per share. For the nine months ended September 30, 2010 and 2009, weighted-average outstanding stock options totaling approximately 3.1 million and 1.9 million were antidilutive, and therefore not included in the computation of diluted net income per share.

NOTE 5:   SHARE-BASED COMPENSATION

The 2004 Equity Incentive Plan, as amended (the “2004 Plan”), limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock awards under the 2004 Plan to 7,500,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited will generally be available for future grants. At September 30, 2010, there were approximately 885,000 shares of common stock available for future equity-related grants under the 2004 Plan.

During the nine months ended September 30, 2010, we granted 430,000 nonvested share awards at a weighted-average grant date price of $11.67 per share; 230,000 of these awards vested six months after the date of grant, and 200,000 of these awards vest 12 months after the date of grant upon achievement of a performance condition for the calendar year ending December 31, 2010. As of September 30, 2010 we have assessed the likelihood that the performance condition will be met and have recorded the related expense based on the estimated outcome. We also granted 102,500 stock options during the nine months ended September 30, 2010 with a weighted-average exercise price of $11.81 per share, which vest over periods ranging from five to seven years.

From time to time we have treasury stock from the repurchase of common stock.  We may use treasury stock to satisfy option exercises. As of September 30, 2010 we held 2,372,486 shares of treasury stock, which is discussed in Note 9.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2010 and 2009 was $4.68 per option and $8.00 per option, respectively. The weighted-average assumptions used for the calculation of these values, utilizing the Black-Scholes methodology, were as follows:

	Nine months ended September 30,
	2010	2009
Expected volatility (%)	37.0	47.0
Risk-free interest rate (%)	2.67	2.73
Dividend yield (%)	0.63	—
Expected life of stock option (years)	6.5	6.2

The following table presents total share-based compensation expense, which is a non-cash charge, included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Direct cost of services	$101	$166	$266	$421
General and administrative	2,064	1,882	5,726	5,883
Pre-tax share-based compensation expense	2,165	2,048	5,992	6,304
Income tax benefit	(694)	(480)	(1,781)	(1,452)
Total share-based compensation expense, net of tax	$1,471	$1,568	$4,211	$4,852

As of September 30, 2010, there was $6.4 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based awards, which will be recognized over a weighted-average period of 2.3 years.

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

Following is a summary of segment information for the three months ended September 30, 2010. The intersegment revenues in the three months ended September 30, 2010 related primarily to call center and printing services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended September 30, 2010
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$19,957	$21,993	$10,049	$—	$51,999
Intersegment revenue	11	1	433	(445)	—

Operating revenue before reimbursed direct costs	19,968	21,994	10,482	(445)	51,999
Operating revenue from reimbursed direct costs	132	2,076	4,080	—	6,288
Total revenue	20,100	24,070	14,562	(445)	58,287

Direct costs, general and administrative costs	10,734	11,447	13,077	(445)	34,813
Segment performance measure	$9,366	$12,623	$1,485	$—	$23,474

Following is a summary of segment information for the three months ended September 30, 2009. The intersegment revenues in the three months ended September 30, 2009 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended September 30, 2009
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$12,153	$25,384	$13,570	$—	$51,107
Intersegment revenue	—	—	467	(467)	—

Operating revenue before reimbursed direct costs	12,153	25,384	14,037	(467)	51,107
Operating revenue from reimbursed direct costs	128	3,063	3,511	—	6,702
Total revenue	12,281	28,447	17,548	(467)	57,809

Direct costs, general and administrative costs	9,007	14,634	12,998	(467)	36,172
Segment performance measure	$3,274	$13,813	$4,550	$—	$21,637

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Three Months Ended September 30,
	2010	2009

Segment performance measure	$23,474	$21,637
Corporate and unallocated expenses	(6,502)	(5,519)
Share-based compensation expense	(2,165)	(2,048)
Depreciation and software and leasehold amortization	(4,911)	(4,763)
Amortization of intangible assets	(1,697)	(1,828)
Other operating expense	(281)	(127)
Interest expense, net	(401)	(283)
Income before income taxes	$7,517	$7,069

Following is a summary of segment information for the nine months ended September 30, 2010. The intersegment revenues in the nine months ended September 30, 2010 related primarily to call center and printing services performed by the settlement administration segment for the bankruptcy segment.

	Nine months ended September 30, 2010
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$56,539	$70,988	$29,622	$—	$157,149
Intersegment revenue	41	1	1,302	(1,344)	—

Operating revenue before reimbursed direct costs	56,580	70,989	30,924	(1,344)	157,149
Operating revenue from reimbursed direct costs	227	7,076	15,139	—	22,442
Total revenue	56,807	78,065	46,063	(1,344)	179,591

Direct costs, general and administrative costs	31,834	38,548	40,864	(1,344)	109,902
Segment performance measure	$24,973	$39,517	$5,199	$—	$69,689

Following is a summary of segment information for the nine months ended September 30, 2009. The intersegment revenues in the nine months ended September 30, 2009 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Nine months ended September 30, 2009
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$40,537	$66,790	$53,532	$—	$160,859
Intersegment revenue	—	1	1,587	(1,588)	—

Operating revenue before reimbursed direct costs	40,537	66,791	55,119	(1,588)	160,859
Operating revenue from reimbursed direct costs	190	7,782	15,996	—	23,968
Total revenue	40,727	74,573	71,115	(1,588)	184,827

Direct costs, general and administrative costs	28,114	39,838	54,565	(1,588)	120,929
Segment performance measure	$12,613	$34,735	$16,550	$—	$63,898

Following is a reconciliation of our segment performance measure to income before income taxes (in thousands):

	Nine months ended September 30,
	2010	2009

Segment performance measure	$69,689	$63,898
Corporate and unallocated expenses	(21,122)	(16,842)
Share-based compensation expense	(5,992)	(6,304)
Depreciation and software and leasehold amortization	(15,358)	(13,829)
Amortization of intangible assets	(5,213)	(5,582)
Other operating expense	(350)	(611)
Interest expense, net	(1,103)	(970)
Income before income taxes	$20,551	$19,760

Following are total assets by segment (in thousands):

	September 30, 2010	December 31, 2009
Assets
eDiscovery	$146,286	$133,515
Bankruptcy	194,635	187,484
Settlement Administration	51,741	54,213
Corporate and unallocated	22,545	62,729
Total consolidated assets	$415,207	$437,941

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

Assets

The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1 and are presented in the following table at September 30, 2010 and December 31, 2009. As of September 30, 2010 and December 31, 2009, the carrying value of our trade accounts receivable approximated fair value.

		Estimated Fair Value Measurements
Items Measured at Fair Value on a	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Recurring Basis	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
September 30, 2010:
Financial Assets:
Money market funds	$54	$54	$—	$—

December 31, 2009:
Financial Assets:
Money market funds	$44,428	$44,428	$—	$—

Liabilities

As of September 30, 2010 and December 31, 2009, the carrying value of accounts payable, certain other liabilities, deferred acquisition price payments and capital leases approximated fair value. The carrying value of the embedded option related to our convertible notes approximated fair value at December 31, 2009, and was fully amortized as of September 30, 2010. At September 30, 2010, the amount outstanding under our credit facility was $15.0 million, which approximated fair value due to the borrowing rates currently available to the company for debt with similar terms.

At September 30, 2010 there was no convertible debt outstanding. As of December 31, 2009, the carrying value of convertible debt was approximately $50.0 million. The fair value of the convertible debt was estimated at $59.9 million as of December 31, 2009. This amount was estimated by taking the outstanding convertible debt, divided by the conversion price of $11.67 per share, to arrive at an estimated number of shares that would be issued assuming conversion of all of the notes. The estimated number of shares was then multiplied by the closing price of our common stock on the last day of the respective reporting period to arrive at an estimate of the fair value of our convertible debt.

NOTE 8:    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2010	2009

Cash paid for:
Interest	$2,073	$2,051
Income taxes paid, net	18,093	7,138
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	1,167	581
Conversion of convertible notes into common stock	27,168	32
Capitalized lease obligations incurred	3,827	—
Dividends declared but not yet paid	1,284	—

NOTE 9:                STOCKHOLDERS’ EQUITY

Share Repurchase

On June 23, 2010 our Board of Directors authorized $35.0 million for share repurchases (the “Share Repurchase Program”). Repurchases may be made pursuant to the Share Repurchase Program from time to time at prevailing market prices in the open market or in privately negotiated purchases, or both. The company may utilize one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to SEC Rule 10b5-1 to effect all or a portion of the repurchases. During the nine months ended September 30, 2010, we purchased 2,328,863 shares of common stock for approximately $29.9 million, at an average cost of $12.84 per share.

Subsequent to quarter end the Board of Directors approved a new Share Repurchase Program authorizing up to $35.0 million in share repurchases.

We also have a policy that requires shares to be repurchased by the company to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Dividend

On August 12, 2010, we paid our first cash dividend of $1.3 million, or $0.035 per share. On September 21, 2010 our Board of Directors declared a cash dividend of $0.035 per share, payable on November 18, 2010 to shareholders of record at the close of business on October 28, 2010. Dividends payable of approximately $1.3 million is included as a component of “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at September 30, 2010.

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

Also as previously reported, on April 27, 2010, on the determination of the company’s Board of Directors, the company entered into a Stipulation of Settlement (the “Settlement Agreement”) with plaintiff and defendants relating to the settlement of this litigation and mutual release of claims, and the company and its insurance carrier agreed to pay plaintiff’s counsel’s fees and expenses, which totaled $3.5 million. On June 22, 2010, the Court entered an order which, among other things, preliminarily approved the Settlement Agreement and scheduled a final hearing.  On August 25, 2010, the Court entered a final order, dated August 24, 2010, finally approving the Settlement and dismissing with prejudice the lawsuit and all claims contained therein (the “Final Order”). During the third quarter of 2010, the settlement amount,which had been fully accrued for in prior periods, was paid by the company and the insurance company. On or about September 24, 2010, the Final Order became final and non-appealable because no appeal was filed prior to such date.

NOTE 11:              INCOME TAXES

As previously disclosed, our 2003 — 2007 New York state income tax returns were under examination and in July 2010, we reached a final settlement agreement with the state, which included extending the settlement to include the 2008 income tax return.  The company also filed New York City tax returns during the third quarter of 2010 for the corresponding years reflecting the outcome of the state examination. The company accrued for these uncertain tax positions in prior periods and, as a result, the resolution of these matters did not have a material effect on the provision for income taxes.  Approximately $3.5 million of previously unrecognized tax benefits and $0.9 million of accrued interest related to these matters, were paid during the third quarter of 2010. Had we been able to recognize the $3.5 million of previously unrecognized tax benefits related to the settlement, the entire $3.5 million would have affected our effective tax rate.

During September 2010, lapses in the statute of limitations for certain federal and state tax returns resulted in recognizing $0.6 million of unrecognized tax benefits, all of which reduced tax expense. Although income tax returns for 2007 and later are generally subject to exam, it is reasonably possible that we will recognize approximately $0.4 million of previously unrecognized tax benefits as a result of lapses in the statute of limitations within twelve months of our reporting date. If recognized, the $0.4 million of tax benefits would affect the effective tax rate.

Accrued interest expense related to unrecognized tax benefits, included as a component of “Other long-term liabilities” on the accompanying Condensed Consolidated Balance Sheets, totaled $0.4 million and $0.9 million at September 30, 2010 and September 30, 2009, respectively.

NOTE 12:   SUBSEQUENT EVENTS

Acquisition of Jupiter eSources

On October 1, 2010, we completed the acquisition of Jupiter eSources LLC. The purchase price was comprised of $60.0 million of cash, $8.4 million of which was withheld for any claims for indemnification, and purchase price adjustments. In addition, there is contingent consideration related to an earn-out opportunity based on future revenue growth. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $20 million over a four year period. The transaction was funded from our credit facility. We are evaluating the purchase price allocation to the fair value of the assets acquired, and the liability for the contingent consideration related to this acquisition.

Jupiter develops, supports and markets a proprietary software product, AACER® (Automated Access to Court Electronic Records), that assists creditors including banks, mortgage processors, and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. The AACER® product electronically monitors developments in all U.S. bankruptcy courts and applies sophisticated algorithms to classify docket filings automatically in each case to facilitate the management of large bankruptcy claims operations. By implementing the AACER® solution, clients achieve greater accuracy in faster timeframes, with a significant cost savings compared to manual attorney review of each case in the portfolio.

Share Repurchase

Subsequent to quarter end the Board of Directors approved a new Share Repurchase Program authorizing up to $35.0 million in share repurchases.

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

In 2009 we opened new offices in Brussels and Hong Kong, established global reach for our data centers in the U.S., Europe and Asia, and expanded our offerings to include data forensics and collections services, as well as document review services. In 2009 we also launched IQ Review™, a revolutionary combination of new intelligent technology and expert services which incorporates new prioritization technology into DocuMatrix™, our flagship document management platform. Increased case activity levels and an uptake of new service offerings launched in 2009 is expected to continue to contribute to revenue growth during 2010.

Bankruptcy

Our bankruptcy business provides solutions that address the needs of Chapter 7, Chapter 11, and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

•                  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended June 30, 2010, accounted for approximately 72% of all bankruptcy filings.  In a Chapter

7 case, the debtor’s assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors.  Chapter 7 cases typically last several years.

•                  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the twelve-month period ended June 30, 2010, accounted for approximately 1% of all bankruptcy filings.  Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations.  Chapter 11 cases generally last several years.

•                  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended June 30, 2010, accounted for approximately 27% of all bankruptcy filings.  In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors.  Chapter 13 cases typically last between three and five years.

As reported by the Administrative Office of the U.S. Courts, bankruptcy filings for the twelve-month period ended June 30, 2010 increased 20% versus the twelve-month period ended June 30, 2009.  During this period, Chapter 7 filings increased 25%, Chapter 11 filings increased 2%, and Chapter 13 filings increased 10%.

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

Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. For the Chapter 7 trustee services component of the bankruptcy segment, the increase in filings is expected to translate into growth in client deposit balances related to asset liquidations. Our trustee services deposit portfolio exceeded $2.0 billion during the third quarter of 2010, while pricing continued at floor pricing levels under our agreements due to the low short-term interest rate environment.

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

The customers of our settlement administration segment are companies that require the administration of a settlement, resolution of a class action matter, or administration of a project.  We sell our services directly to those customers and other interested parties, including legal counsel, which often provide access to these customers. During the three and nine months ended September 30, 2009, approximately 7% and 15% respectively, of our consolidated revenue was derived from a large contract with IBM in support of the federal government’s analog to digital conversion program. During the nine months ended September 30, 2010, approximately 0.1% of our consolidated revenue was derived from this contract. The contract began in the fourth quarter of 2007, and, as expected, concluded in the second half of 2009. There was no revenue derived from this contract during the three month period ended September 30, 2010.

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

Results of Operations for the Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009

Consolidated Results

Revenue

Total revenue was $58.3 million for the three months ended September 30, 2010, an increase of $0.5 million, or 1%, as compared to the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Revenue originating from reimbursed direct costs was $6.3 million, a decrease of $0.4 million, or 6%, from $6.7 million in the prior year. Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating revenue exclusive of revenue originating from reimbursed direct costs was $52.0 million in the three months ended September 30, 2010, an increase of $0.9 million, or 2%, as compared to the prior year. This increase was driven by a $7.8 million increase in the eDiscovery segment; partially offset by a $3.5 million decrease in the settlement administration segment, and a $3.4 million decrease in the bankruptcy segment. Changes by segment are discussed below.

Operating Expense

The direct cost of services, exclusive of depreciation and amortization, was $16.5 million for the three months ended September 30, 2010, a decrease of $1.5 million, or 8%, as compared to $18.0 million in the prior year. This decrease was primarily the result of a $0.8 million decrease in production supplies and a $0.7 million decrease in expense related to outside services. Changes by segment are discussed below.

The direct cost of bundled products and services, exclusive of depreciation and amortization, was $0.8 million, a decrease of $0.1 million, or 9%, as compared to the prior year. Changes by segment are discussed below.

Reimbursed direct costs decreased $0.6 million, or 8%, to $6.1 million for the three months ended September 30, 2010, compared with $6.7 million during the prior year.  This decrease corresponds to the increase in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $1.9 million, or 10%, to $20.1 million for the three months ended September 30, 2010. This increase was due primarily to a $0.7 million increase in outside services; a $0.4 million increase in compensation expense, including share-based compensation; a $0.4 million increase in lease expense; a $0.3 million increase in bad debt expense; and a $0.2 million increase in travel expense. Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs for the three months ended September 30, 2010 were $4.9 million, an increase of $0.1 million, or 3%, compared to the prior year. This increase was primarily the result of increased depreciation on equipment related to investments in our business segments.

Amortization of identifiable intangible assets for the three months ended September 30, 2010 was $1.7 million, a decrease of $0.1 million, or 7%, compared to the prior year. This decrease was the result of certain non-compete and customer contract intangible assets that were fully amortized in the prior year.

Interest Expense, Net

We recognized interest expense of approximately $0.4 million for three months ended September 30, 2010 and $0.3 million for the three months ended September 30, 2009.

Income Taxes

Our effective tax rate for the three months ended September 30, 2010 was 39.6% compared with 31.1% in the prior year. The increase was primarily attributable to recognizing $0.5 million of tax benefits associated with expiring income tax statute of limitations during 2010 compared to $0.9 million during the same period in 2009. State taxes and non-deductible equity compensation are the primary reasons our tax rate is higher than the statutory federal rate of 35%. We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

Congress is currently considering legislation that would extend the research and development credit for 2010 which would result in a favorable impact on our 2010 effective tax rate.

Net Income

Our net income was $4.5 million for the three months ended September 30, 2010 compared to $4.9 million for the prior year, a decrease of $0.4 million, or 7%. The change from the prior year was primarily driven by growth in our eDiscovery segment; which was offset by declines in our settlement administration segment, and declines in our bankruptcy segment.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.

eDiscovery Segment

eDiscovery operating revenue before reimbursed direct costs for the three months ended September 30, 2010 was $20.0 million, an increase of $7.8 million, or 64%, compared to the prior year.  The change from the prior year is primarily related to higher case activity levels both domestically and internationally, and a growing contribution from new service offerings.

eDiscovery direct and administrative costs, including reimbursed direct costs, were $10.7 million for the three months ended September 30, 2010, an increase of $1.7 million, or 19%, compared to the prior year.  This change was a result of a net increase in direct and administrative costs, which primarily were in support of expanded business services, compared to the prior year.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs for the three months ended September 30, 2010 was $22.0 million, a decrease of $3.4 million, or 13%, compared to $25.4 million in the prior year. This decrease was primarily attributable to a lower level of new Chapter 11 filings compared to the record high filing levels of 2009, partially offset by an increase in bankruptcy trustee fees associated with higher deposit levels than the prior year.

Bankruptcy direct and administrative costs, including reimbursed direct costs, decreased $3.2 million, or 22%, to $11.4 million for the three months ended September 30, 2010, compared to $14.6 million in the prior year. The decrease in these costs were the result of a $1.7 million decrease in outside services, a $1.0 million decrease in reimbursed direct costs, and a $0.5 million decrease in legal notification costs associated with the decline in Chapter 11 printing and notification revenues.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs was $10.0 million in the three months ended September 30, 2010, a decrease of $3.5 million, or 26%, compared to the prior year, primarily due to the conclusion of the major analog to digital conversion contract in the latter part of 2009.

Settlement administration direct and administrative costs, including reimbursed direct costs, for the three months ended September 30, 2010 were $13.1 million, an increase of $0.1 million, or 1%, compared to $13.0 million in the prior year, primarily due to expenses related to increased mailing revenue associated with reimbursed direct costs.

Results of Operations for the Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

Consolidated Results

Revenue

Total revenue was $179.6 million for the nine months ended September 30, 2010, a decrease of $5.2 million, or 3%, as compared to the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Revenue originating from reimbursed direct costs was $22.4 million, a decrease of $1.6 million, or 6%, from $24.0 million in the prior year. Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating revenue exclusive of revenue originating from reimbursed direct costs was $157.1 million in the nine months ended September 30, 2010, a decrease of $3.7 million, or 2%, as compared to the prior year. The change from the prior year was driven by a $16.0 million increase in the eDiscovery segment and a $4.2 million increase in the bankruptcy segment, offset by a $23.9 million decrease in the settlement administration segment. Changes by segment are discussed below.

Operating Expense

The direct cost of services, exclusive of depreciation and amortization, was $48.2 million for the nine months ended September 30, 2010, a decrease of $9.2 million, or 16%, as compared to $57.4 million in the prior year. Contributing to this decrease was a $5.8 million decrease in the expense related to outside services, primarily related to temporary help and mailing, a $2.9 million decrease in production supplies, and a $1.1 million decrease in legal notification costs. These decreases were partially offset by a $0.5 million increase in building and equipment expense. Changes by segment are discussed below.

The direct cost of bundled products and services, exclusive of depreciation and amortization, increased $0.1 million, or 2%, to $2.7 million for the nine months ended September 30, 2010 as compared to the prior year. Changes by segment are discussed below.

Reimbursed direct costs decreased $1.7 million, or 8%, to $22.0 million for the nine months ended September 30, 2010, compared with $23.7 million during the prior year.  This decrease directly corresponds to the decrease in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $3.8 million, or 6%, to $64.2 million for the nine months ended September 30, 2010. A litigation provision for a shareholder derivative action of $1.6 million was recorded for the nine months ended September 30, 2010, travel expense increased $1.2 million, lease expense increased $0.8 million, and bad debt expense increased $0.5 million. These increases were partially offset by a $0.7 million decrease in outside services. Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs for the nine months ended September 30, 2010 were $15.4 million, an increase of $1.6 million, or 11%, compared to the prior year. This increase was primarily the result of increased depreciation on equipment primarily related to investments in our business segments.

Amortization of identifiable intangible assets for the nine months ended September 30, 2010 was $5.2 million, a decrease of $0.4 million, or 7%, compared to the prior year. This decrease was the result of certain non-compete and customer contract intangible assets that were fully amortized in the prior year.

Other operating expense for the nine months ended September 30, 2010 decreased by approximately $0.3 million due to a decrease in acquisition-related expenses.

Interest Expense, Net

We recognized interest expense of approximately $1.1 million for both the nine months ended September 30, 2010 and 2009.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2010 was 47.5% compared with 44.2% in the prior year. The increase was primarily attributable to recognizing a lesser amount of tax benefits associated with expiring income tax statute of limitations during 2010 compared to the same period in 2009, partially offset by a decrease in non-deductible equity compensation in 2010. State taxes and non-deductible equity compensation are the primary reasons our tax rate is higher than the statutory federal rate of 35%. We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

Congress is currently considering legislation that would extend the research and development credit for 2010 which would result in a favorable impact on our 2010 effective tax rate.

Net Income

Our net income was $10.8 million for the nine months ended September 30, 2010 compared to $11.0 million for the prior year, a decrease of $0.2 million, or 2%. The change from the prior year was the result of growth in our bankruptcy and eDiscovery segments, offset by net costs related to the litigation settlement for a shareholder derivative action of approximately $1.6 million, and a decline in our settlement administration segment, due primarily to the conclusion of the analog to digital conversion contract in the latter part of 2009.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.

eDiscovery Segment

eDiscovery operating revenue before reimbursed direct costs for the nine months ended September 30, 2010 was $56.5 million, an increase of $16.0 million, or 39%, compared to the prior year.  The change from the prior year is primarily related to higher case activity levels both domestically and internationally, and a growing contribution from new service offerings.

eDiscovery direct and administrative costs, including reimbursed direct costs, were $31.8 million for the nine months ended September 30, 2010, an increase of $3.7 million, or 13%, compared to the prior year.  This change was a result of a net increase in direct and administrative costs, which primarily were in support of expanded business services, compared to the prior year.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs for the nine months ended September 30, 2010 was $71.0 million, an increase of $4.2 million, or 6%, compared to $66.8 million in the prior year. This increase was primarily attributable to the high number of active corporate restructuring cases; as well as an increase in bankruptcy trustee fees, associated with higher average deposit balances.

Bankruptcy direct and administrative costs, including reimbursed direct costs, decreased $1.3 million, or 3%, to $38.5 million for the nine months ended September 30, 2010, compared to $39.8 million in the prior year. The decreases in these costs were primarily related to a decrease of $2.1 million in outside services, $0.7 million in reimbursed direct costs, $0.3 million in legal noticing, $0.3 million related a decline in call center activity, and $0.2 million in legal and professional services.  These decreases were partially offset by an increase of $1.7 million in compensation related expense and $0.6 million in technology costs related to the business growth.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs was $29.6 million in the nine months ended September 30, 2010, a decrease of $23.9 million, or 45%, compared to the prior year, primarily due to the expected conclusion of the major analog to digital conversion contract in the latter part of 2009.

Settlement administration direct and administrative costs, including reimbursed direct costs, for the nine months ended September 30, 2010 were $40.9 million, a decrease of $13.7 million, or 25%, compared to $54.6 million in the prior year, primarily due to the direct and administrative costs associated with the conclusion of the major analog to digital conversion contract in the latter part of 2009.

Liquidity and Capital Resources

Cash flows from operating activities

During the nine months ended September 30, 2010, our operating activities provided net cash of $19.2 million. Contributing to net cash provided by operating activities was net income of $10.8 million and non-cash expenses, such as depreciation and amortization and share-based compensation expense, of $27.9 million. These items were partially offset by a $19.5 million net use of cash resulting from changes in operating assets and liabilities. The most significant changes in operating assets and liabilities were a $9.2 million decrease in income taxes payable, primarily related to New York state income tax settlement payments, and the timing of estimated payments; and a $14.0 million increase in trade accounts receivable. These changes were partially offset by a $2.0 million increase in accounts payable, and a $1.0 million decrease in prepaid expenses and other assets. Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Accounts payable will fluctuate from period to period depending on timing of purchases and payments.

Cash flows from investing activities

During the nine months ended September 30, 2010, we used cash of $9.0 million for the purchase of property and equipment, including computer hardware, purchased software licenses primarily for our eDiscovery business, and purchased computer hardware primarily for our bankruptcy trustee business. Enhancements to our existing software and the development of new software is essential to our continued growth, and, during the nine months ended September 30, 2010, we used cash of $6.5 million to fund internal costs related to the development of software for which technological feasibility had been established. We believe that cash generated from operations will be adequate to fund our anticipated property, equipment, and software spending over the next year.

Cash flows from financing activities

During the nine months ended September 30, 2010, we used cash of $30.9 million for the repurchase of our common stock, including $29.9 million for the purchase of shares under our Share Repurchase Program, and $1.0 million for the purchase of shares required to satisfy tax withholding obligations upon the vesting of restricted stock awards. We also used cash of $22.8 million upon maturity of our contingent convertible subordinated notes (“convertible notes”), approximately $4.4 million for the payment of long-term obligations, including capital lease payments, $1.5 million for debt issuance costs related to the amendment of our revolving credit facility, and $1.3 million for dividends on our common shares. These uses of cash were partially offset by $15.0 million of borrowings under our senior revolving loan and $1.0 million of net proceeds from stock issued in connection with the exercise of employee stock options. We also recognized a portion of the tax benefit related to the exercise of stock options as a financing source of cash.

Recent financing activities

Contingent Convertible Subordinated Notes:  On or about June 11, 2010, prior to the maturity date, $27.2 million of convertible notes were converted into 2.3 million shares of common stock at a conversion price of $11.67. On June 15, 2010, the remaining convertible notes matured, resulting in a cash payment of $22.8 million, plus accrued interest. The original $50.0 million of convertible notes were issued in June 2004 with a fixed 4% per annum interest rate and an original maturity of June 15, 2007.  The holders of the convertible notes had the right to extend the maturity date by up to three years.  In April 2007, the holders exercised this right and the maturity date of the convertible notes was extended to June 15, 2010.

Revolving Credit Agreement:  We amended our credit facility during the second quarter of 2010 to increase the aggregate amount of funds available from $100.0 million to $140.0 million and extending the maturity date to June 2014. During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the borrowings to $200.0 million. The credit facility is secured by liens on our land and buildings and a significant portion of our furniture and equipment.  Interest on the credit facility is generally based on a spread, ranging between 225 and 325 basis points, over the LIBOR rate.  As of September 30, 2010, we had borrowed $15.0 million under the senior revolving loan. At December 31, 2009, we did not have any borrowings outstanding under our $100.0 million senior revolving loan. To determine the amount that we may borrow, the amount available under the revolving loan is reduced by $1.1 million in outstanding letters of credit.

Borrowings under the senior revolving loan bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 100 to 200 basis points; (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 225 to 325 basis points. At September 30, 2010, borrowings of $15.0 million under this facility had a weighted average interest rate of 3.20%. The average amount of borrowings under this facility in the third quarter of 2010 was $10.0 million, at a weighted average interest rate of 3.31%.  The maximum amount outstanding during the third quarter was $15.0 million. At September 30, 2010, the amount available for borrowings under the credit facility is reduced by $1.1 million in outstanding letters of credit. No amounts were borrowed under the senior revolving loan as of December 31, 2009.

As of September 30, 2010, significant financial covenants, all as defined within our credit facility agreement, include a leverage ratio not to exceed 3.00 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  As of September 30, 2010, we were in compliance with all financial covenants.

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

Subsequent to quarter end, in connection with the acquisition of Jupiter eSources LLC, discussed further in Note 12 to the Condensed Consolidated Financial Statements, we borrowed $49.0 million under the revolving credit agreement to fund the acquisition.

Share Repurchase Program:  On June 23, 2010 our Board of Directors authorized $35.0 million for share repurchases (the “Share Repurchase Program”). We purchased a total of 2,328,863 shares of common stock for approximately $29.9 million, at an average cost of $12.84 per share. On August 27, 2010 we concluded share repurchases under this Program.

Subsequent to quarter end the Board of Directors approved a new Share Repurchase Program authorizing up to $35.0 million in share repurchases.

Dividends:  On August 12, 2010 we paid our first cash dividend of $1.3 million, or $0.035 per share.  On September 21, 2010, our Board of Directors declared a cash dividend of $0.035 per share, payable on November 18, 2010 to shareholders of record on October 28, 2010. Dividends payable of approximately $1.3 million is included as a component of “Other accrued liabilities” on the Condensed Consolidated Balance Sheets at September 30, 2010.

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

Off-balance Sheet Arrangements

We generally do not utilize off-balance sheet arrangements in our operations; however, we enter into operating leases in the normal course of business.  Our operating lease obligations are disclosed below under “Contractual Obligations”.

Contractual Obligations

The following table sets forth a summary of our contractual obligations and commitments, excluding periodic interest payments for capital lease obligations, as of September 30, 2010.

	Payments Due By Period
	(In Thousands)
Contractual Obligation (1)	Total	Remaining in 2010	2011 – 2013	2014 – 2015	2016 & Thereafter

Long-term obligations and future accretion (2)	$15,490	$490	$—	$15,000	$—
Interest payments (3)	749	76	642	31	—
Employment agreements (4)	339	212	127	—	—
Capital lease obligations	7,381	325	6,033	1,023	—
Operating leases	32,142	5,925	18,569	7,562	86
Total	$56,101	$7,028	$25,371	$23,616	$86

(1)               Approximately $2.4 million of unrecognized tax benefits are not included in this contractual obligations table due to the uncertainty related to the timing of any payments. Settlement of such amounts would require the utilization of working capital.

(2)               Includes principal payments on our credit facility which matures in June 2014. A portion of the purchase price for acquisitions was paid in the form on non-interest bearing notes or below market rate notes, which were discounted using an appropriate imputed interest rate. The discounts are accreted over the life of the note and each period’s accretion is added to the principal of the respective note. The amount in the above contractual obligation table includes both the notes’ principal, as reflected on our September 30, 2010 condensed consolidated balance sheet, and all future accretion.

(3)               Represents payments on fixed interest debt.

(4)               In conjunction with acquisitions, we have entered into employment agreements with certain key employees of the acquired companies.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2009, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  There have been no updates, other than those stated below, to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We have determined that our reporting units are bankruptcy trustee management, corporate restructuring, eDiscovery, and settlement administration. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since the annual test to indicate that it is more likely than not that the recorded goodwill balance had become impaired.

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

If we determine that the estimated fair value of any reporting unit is less than the reporting unit’s carrying value, then we proceed to the second step of the goodwill impairment analysis to measure the potential impairment charge. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. If goodwill on our condensed consolidated balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition.

Due to the current economic environment and the uncertainties regarding the impact that future economic impacts will have on our reporting units, there can be no assurances that our estimates and assumptions regarding the duration of the economic recession, or the period or strength of recovery, made for purposes of our annual goodwill impairment test, will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or margins of certain of our reporting units are not achieved, we may be required to record goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment loss would occur, and if it does occur, whether such charge would be material.

Our recognized goodwill totaled $264.2 million as of September 30, 2010.  Goodwill allocated by reporting unit as of September 30, 2010 was:  eDiscovery $79.9 million, settlement administration $32.9 million, corporate restructuring $76.5 million, and trustee management $74.9 million. As of July 31, 2010, which is the date of our most recent impairment test, the fair value of each of our reporting units was substantially in excess of the carrying value of the reporting unit, except for the bankruptcy trustee management reporting unit, the fair value of this reporting unit exceeded its carrying value by approximately 14%. The discount rate used in the income approach for the trustee management reporting unit, evaluated at July 31, 2010, was 12.3%. An increase to the discount rate of 1% would have lowered the fair value determined under the income approach for this reporting unit by approximately $12.0 million, or 12%, which, with all other variables remaining the same, would result in the fair value of this reporting unit exceeding its carrying value by 1%.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not anticipate that the adoption of these standards will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products.  These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not anticipate that the adoption of these standards will have a material impact on our consolidated financial statements.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective” “seeks,” and “potential,” and variations of these words and similar expressions.  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements.  Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  These factors include (1) any material changes in our total number of client engagements and the volume associated with each engagement, (2) any material changes in our client’s deposit portfolio or the services required or selected by our clients in engagements, (3) material changes in the number of bankruptcy filings, class action filings or mass tort actions each year, (4) risks associated with handling of confidential data and compliance with information privacy laws, (5) changes in or the effects of pricing structures and arrangements, (6) risks associated with the integration of acquisitions into our existing business operations, (7) risks associated with indebtedness, (8) risks associated with foreign currency fluctuations, (9) risks associated with developing and providing software and internet-based technology solutions to our clients, and (10) other risks detailed from time to time in our SEC filings, including our annual report on Form 10-K. In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements contained herein to reflect future events or developments.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which we are exposed include interest rates under our senior revolving credit facility, foreign exchange rates giving rise to translation, and fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue.

Interest on our senior revolving credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate. As of September 30, 2010, we had borrowed $15.0 million under the senior revolving loan.

We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the senior revolving loan. As of September 30, 2010, the analysis indicated that such a movement would not have a material effect on our consolidated financial position, results of operations, or cash flows.

We have operations outside of the United States, therefore, a portion of our revenues and expenses are incurred in a currency other than U.S. dollars. We do not utilize hedge instruments to manage the exposures associated with fluctuating currency exchange rates.  The company’s operating results are exposed to changes in exchange rates between the U.S. dollar and the functional currency of the countries where we have operations. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues and expenses denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs.

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

Also as previously reported, on April 27, 2010, on the determination of the company’s Board of Directors, the company entered into a Stipulation of Settlement (the “Settlement Agreement”) with plaintiff and defendants relating to the settlement of this litigation and mutual release of claims, and the company and its insurance carrier agreed to pay plaintiff’s counsel’s fees and expenses, which totaled $3.5 million. On June 22, 2010, the Court entered an order which, among other things, preliminarily approved the Settlement Agreement and scheduled a final hearing.  On August 25, 2010, the Court entered a final order, dated August 24, 2010, finally approving the Settlement and dismissing with prejudice the lawsuit and all claims contained therein (the “Final Order”). During the third quarter of 2010, the settlement amount, which had been fully accrued for in prior periods, was paid by the company and the insurance company. On or about September 24, 2010, the Final Order became final and non-appealable because no appeal was filed prior to such date.

Item 1A.        Risk Factors

There have been no material changes in our Risk Factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 other than those described below.

Revenue in our segments can be driven from key business arrangements with third parties including law firms, financial institutions, technology consultancies or other third parties where we serve the same ultimate consumers. The modification of business terms, the projected conclusion, or termination of any of those arrangements could cause uncertainty and adversely affect our future revenue and earnings.

We have various key arrangements in our businesses with law firms, technology consultancies and other third parties where we serve the same ultimate consumers.  For example, as reported in our 2009 Annual Report on Form 10-K, we had an arrangement with IBM in support of the federal government’s analog to digital conversion program which represented 12% and 22% of our consolidated revenue in the years ended December 31, 2009 and 2008, respectively. This specific arrangement concluded, as expected, in the second half of 2009. The modification of business terms, the intended conclusion, or the unpredicted termination of key business arrangements could cause uncertainty and adversely affect our future revenue or earnings.

We may not pay cash dividends on our common stock in the future and our common stock may not appreciate in value or even maintain the price at which it was purchased.

Although we historically have not paid cash dividends on our common stock, we recently started to pay cash dividends on our common stock in fiscal year 2010. There is no assurance that we will continue to pay cash dividends on our common stock in the future. Certain provisions in our credit facility may restrict our ability to pay dividends in the future.  Subject to any financial covenants in current or future financing agreements that directly or indirectly restrict the payment of dividends, the payment of dividends is within the discretion of our board of directors and will depend upon our future earnings and cash flow from operations, our capital requirements, our financial condition and any other factors that the board of directors may consider.  Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its future appreciation.  Our common stock may not appreciate in value or even maintain the price at which it was purchased.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the total number of shares purchased during the quarter ended September 30, 2010, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the maximum number (or approximate dollar value) of shares that may yet be purchased under a share repurchase program.

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value. We also have a policy that requires shares to be repurchased by the company to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)

July	1,187,497	$12.8885	1,187,497	$18,043,037
August	1,092,013	$12.6081	1,015,926	$5,075,727
September	—	—	—	$—

Total Activity for the Quarter Ended September 30, 2010	2,279,510	$12.8240	2,203,423	$—

(1)   On June 23, 2010, our Board of Directors authorized $35.0 million for share repurchases; we concluded this plan on August 27, 2010 with a remaining unused balance of $5,075,727.

(2)   Includes brokerage commissions paid by the Company.

Item 6.         Exhibits

10.1

Final Judgment and Order of Dismissal with Prejudice dated August 24, 2010, for approval of Stipulation of Settlement (Alaska Electrical Pension Fund v. Tom W. Olofson, et al., Case No.: 08-CV-2344 CM/JPO)

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

Epiq Systems, Inc.

Date: October 28, 2010	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date: October 28, 2010	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)