Form 10-K
period 2010-12-31
EPIQ SYSTEMS INC
filed 2011-02-25
CIK 1027207

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-22081

EPIQ SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Missouri	48-1056429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
501 Kansas Avenue, Kansas City, Kansas	66105-1300
(Address of principal executive offices)	(Zip Code)

913-621-9500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act
 None

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting common stock held by non-affiliates of the registrant (based upon the last reported sale price on the NASDAQ Global Market), as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2010) was approximately $460,000,000.

          There were 35,200,972 shares of common stock of the registrant outstanding as of February 11, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2011 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        In this report, in other filings with the Securities and Exchange Commission (the "SEC") and in press releases and other public statements by our officers throughout the year, Epiq Systems, Inc. makes or will make statements that plan for or anticipate the future. These forward-looking statements include but are not limited to any projection or expectation of earnings, revenue or other financial items; the plans, strategies and objectives of management for future operations; factors that may affect our operating results; new products or services; the demand for our products or services; our ability to consummate acquisitions and successfully integrate them into our operations; future capital expenditures; effects of current or future economic conditions or performance; industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These forward-looking statements are based on our current expectations which may not prove to be accurate. Many of these statements are found in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this report.

        Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated," "goal," "objective," "seeks," and "potential," and variations of these words and similar expressions or negatives of these words. Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, Item 1A, "Risk Factors" of this report lists a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements contained in this report or in future communications to reflect future events or developments, except as required by law.

PART I

ITEM 1.    BUSINESS

General Development of Business

        Epiq Systems, Inc. is a provider of integrated technology solutions for the legal profession. References below to "the company," "we," "us" and "our" may refer to Epiq Systems, Inc. exclusively or to one or more of our subsidiaries. Our solutions streamline the administration of bankruptcy, litigation, financial transactions and regulatory compliance matters. We offer innovative technology solutions for e-discovery, document review, legal notification, claims administration and controlled disbursement of funds. Our clients include leading law firms, corporate legal departments, bankruptcy trustees, government agencies, mortgage processors, financial institutions, and other professional advisors who require innovative technology, responsive service and deep subject-matter expertise.

        We were incorporated in the State of Missouri on July 13, 1988, and on July 15, 1988 acquired all of the assets of an unrelated predecessor corporation.

        As a part of our business strategy, we have made several acquisitions over the past five years. During 2010, we acquired Jupiter eSources LLC, including their proprietary software product, AACER® (Automated Access to Court Electronic Records), that assists creditors including banks, mortgage processors, and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. During 2008, we acquired all of the equity of Uberdevelopments Limited and its wholly-owned operating subsidiary Pinpoint Global Limited (collectively, "Pinpoint"), an e-discovery business with operations in the United Kingdom, to expand our market in the United Kingdom. During 2006, we acquired the net assets of Gazes LLC (now Epiq Preference Solutions) to supplement our ability to provide claims preference services for our bankruptcy segment clients.

        Our trademarks, service marks, and registered marks include AACER®, Epiq™, EpiqSM, Epiq Systems™, Epiq SystemsSM,Bankruptcy Link®, CasePower®, CasePower 13®, ClaimsMatrix®, ClassMatrix™, ClassMatrixSM, CreditorMatrix™, CreditorMatrixSM, DebtorMatrix®, DocuMatrix®, DMX™, DMXSM, DMX Mobile™, DMX MobileSM, Documatrix Mobile™, Documatrix MobileSM, eDataMatrix®, eDiscovery IQ Review™, eDiscovery IQ ReviewSM, Epiq IQ Review™, Epiq IQ ReviewSM, IQ Review™, IQ ReviewSM, LegalMatrix™, LoanMatrixSM, TCMS®, TCMSWeb®, and XFrame™. The trademarks and service marks (denoted by ™ and SM) have been filed but are not yet registered; the registered marks (denoted by ®) have durations ranging from 2011 through 2020.

Financial Information About Segments

        Our business is organized into three reporting segments: eDiscovery, bankruptcy, and settlement administration. Segment information related to revenues, a performance measure of profit or loss, capital expenditures, and total assets is contained in Note 14 of the Notes to Consolidated Financial Statements.

Narrative Description of Business

eDiscovery Segment

        Our eDiscovery segment provides collections and forensics, processing, search and review, and document review services to companies and the litigation departments of law firms. Our eDataMatrix® software analyzes, filters, deduplicates and produces documents for review. Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient attorney review and data requests. Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the e-discovery process for litigation and regulatory matters.

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

        In 2009, we opened new offices in Brussels and Hong Kong, established global reach for our offices and data centers in the U.S., Europe and Asia, and expanded our offerings to include data forensics and collections services, as well as document review services. In 2009, we also launched IQ Review™, a revolutionary combination of new intelligent technology and expert services which incorporates new prioritization technology into DocuMatrix™, our flagship document management platform. Increased case activity levels and an uptake of new service offerings launched in 2009 contributed to revenue grown in 2010, and is expected to continue into 2011.

Bankruptcy Segment

        Bankruptcy is an integral part of the United States' economy. As reported by the Administrative Office of the U.S. Courts for the fiscal years ended December 31, 2010, 2009, and 2008, there were approximately 1.59 million, 1.47 million, and 1.12 million new bankruptcy filings, respectively. Bankruptcy filings for the twelve-month period ended December 31, 2010 increased 8% versus the twelve-month period ended December 31, 2009. During this period, Chapter 7 filings increased 8%, Chapter 11 filings fell 10%, and Chapter 13 filings increased 8%.

        Our bankruptcy business provides solutions that address the needs of Chapter 7, Chapter 11, and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

  •
  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2010, accounted for approximately 71% of all bankruptcy filings. In a Chapter 7 case, the debtor's assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors. Chapter 7 cases typically last several years.

  •
  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2010, accounted for approximately 1% of all bankruptcy filings. Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 cases generally last several years.

  •
  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2010, accounted for approximately 28% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last between three and five years.

        The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we provide our Chapter 7 products and services to our trustee customers at no direct charge, and they maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution. We have arrangements with various banks under which we provide the bankruptcy trustee case management software and related services, and the bank provides the bankruptcy trustee with deposit-related banking services. During the years ended December 31, 2010 and 2009, a majority of our Chapter 7 trustee clients' deposits were maintained at Bank of America.

        Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. For the Chapter 7 trustee services component of the bankruptcy segment, the increase in filings is expected to translate into growth in client deposit balances related to asset liquidations. Our trustee services deposit portfolio exceeded $2.0 billion throughout 2010, while pricing continued at floor pricing levels under our agreements due to the low short-term interest rate environment.

        The key participants in a bankruptcy proceeding include the debtor-in-possession, the debtor's legal counsel, the creditors, the creditors' legal counsel, and the bankruptcy judge. Chapter 7 and Chapter 13 cases also include a professional bankruptcy trustee, who is responsible for administering the bankruptcy case. The end-user customers of our Chapter 7, Chapter 11, and Chapter 13 bankruptcy businesses are debtor corporations that file a plan of reorganization and professional bankruptcy trustees. The Executive Office for United States Trustees, a division of the U.S. Department of Justice, appoints all bankruptcy trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The bankruptcy trustee's primary responsibilities include liquidating the debtor's assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court. Trustees manage an entire caseload of bankruptcy cases simultaneously.

        On October 1, 2010, we completed the acquisition of Jupiter eSources LLC. The purchase price was comprised of $60.0 million of cash, $8.4 million of which was withheld for any claims for indemnification, and purchase price adjustments. In addition, there is contingent consideration related to an earn-out opportunity based on future revenue growth. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $20 million over a four year period. The transaction was funded from our credit facility. See Note 13 of the Notes to Consolidated Financial Statements for further detail.

        Through this purchase, we acquired a proprietary software product, AACER® (Automated Access to Court Electronic Records), that assists creditors including banks, mortgage processors, and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. The AACER® product electronically monitors developments in all U.S. bankruptcy courts and applies sophisticated algorithms to classify docket filings automatically in each case to facilitate the management of large bankruptcy claims operations. By implementing the AACER® solution, clients achieve greater accuracy in faster timeframes, with a significant cost savings compared to manual attorney review of each case in the portfolio.

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

  •
  Monitoring and noticing fees earned based on monthly or on-demand requests for information provided through our AACER® software product.

Settlement Administration Segment

        Our settlement administration segment provides managed services, including legal notification, claims administration, project administration and controlled disbursement.

        The customers of our settlement administration segment are companies that require the administration of a settlement, resolution of a class action matter, or administration of a project. We sell our services directly to these customers and other interested parties, including legal counsel, which often provide access to these customers. During the years ended December 31, 2010, 2009 and 2008, less than 1%, 12%, and 22%, respectively, of our consolidated revenue was derived from a large contract with IBM in support of the federal government's analog to digital conversion program. The contract began in the fourth quarter of 2007 and, as expected, wound-down in 2009.

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

Competition

  eDiscovery

        The e-discovery market is highly fragmented, intensely competitive and rapidly evolving. Competitors include Electronic Evidence Discovery, Inc., Fios, Inc., Kroll Ontrack (Altegrity Inc.), Attenex (FTI Consulting, Inc.), Autonomy ZANTAZ, Inc., Stratify, Inc. (Iron Mountain Incorporated), and Clearwell Systems, Inc. Competition is primarily based on the quality of service, technology innovations, and price.

  Bankruptcy

        Our bankruptcy segment competes in a more mature market. We are one of two primary providers in the Chapter 7 bankruptcy market, along with Bankruptcy Management Solutions, Inc.; and in the Chapter 11 bankruptcy market competitors include Kurtzman Carson Consultants LLC and The Garden City Group, Inc. In both the Chapter 7 and Chapter 11 markets there are also several smaller competitors. Competition is primarily based on quality of service and technology innovations. Competitors for our AACER® product include American InfoSource and LexisNexis® Banko® Solutions.

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

Government Regulation

        Our products and services are not directly regulated by the government. However, our bankruptcy segment customers are subject to significant regulation under the United States Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and local rules and procedures established by bankruptcy courts. Additionally, the Executive Office for United States Trustees, a division of the United States Department of Justice, oversees the federal bankruptcy system and establishes administrative rules governing our clients' activities. Furthermore, class action and mass tort cases, as well as e-discovery requirements related to litigation, are subject to various federal and state laws, as well as rules of evidence and rules of procedure established by the courts.

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

Employees

        As of December 31, 2010, we employed approximately 550 full-time employees, none of whom is covered by a collective bargaining agreement. We believe the relationship with our employees is good.

Financial Information About Geographic Areas

        For the years ended December 31, 2010, 2009 and 2008, approximately 93%, 96%, and 96%, respectively, of our consolidated revenues were generated from services provided within the United States. For both the years ended December 31, 2010 and 2009, approximately 94% of our long-lived assets were located within the United States.

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

Security problems with our software products, systems or services, including the improper disclosure of personal data, could cause increased service costs, harm our reputation, and result in liability and increased expense for litigation and diversion of management time.

        We store and process large amounts of personally identifiable information. Our software products also enable our customers to store and process personal data. We have included security features in our products and processes that are intended to protect the privacy and integrity of data, including confidential client or consumer data. Security for our products and processes is critical given the confidential nature of the information contained in our systems. It is possible that our security controls, our selection and training of employees, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability in regulatory proceedings and private litigation under laws that protect personal data, resulting in increased costs or loss of revenue. Improper disclosure of personal data could result in lawsuits or regulatory proceedings alleging damages, and perceptions that our products and services do not adequately protect the privacy of personal information could inhibit sales of our products and services. Defending these types of claims could result in increased expenses for litigation and claims settlement and a significant diversion of our management's attention. Additionally, our software products, the systems on which the products are used, and our processes may not be impervious to intentional break-ins ("hacking") or other disruptive disclosures or problems, whether as a result of inadvertent third party action, employee action, malfeasance, or otherwise. Hacking or other disruptive problems could result in the diversion of our development resources, damage to our reputation, increased service costs and impaired market acceptance of our products, any of which could result in higher expenses or lower revenues.

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

Releases of new software products or upgrades to our existing software products may have undetected errors, or may not achieve our customer's desired objectives, which could cause litigation claims against us, damage to our reputation, or loss of business.

        Certain of our services utilize software solutions developed by us for the needs of our customers. We issue new releases of our software products to our customers periodically. Complex software products, such as those we offer, can contain undetected errors when first introduced or as new versions are released, or may fail to achieve the customer's desired objectives. Any introduction of new software products or upgrade to existing software products has a risk of undetected errors. These undetected errors may be discovered only after a product has been installed and used either in our internal processing or by our customers. Likewise, the software products we acquire in business acquisitions have a risk of undetected errors.

        Any undetected errors, difficulties in installing and maintaining our software products or upgrade releases, difficulties training customers and their staffs on the utilization of new software products or upgrade releases, or the failure to achieve the customer's desired objectives, may result in a delay or loss of revenue, diversion of development resources, damage to our reputation, the loss of that customer, loss of future business, increased service costs, potential litigation claims against us, or impaired market acceptance of our products.

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

        We have various key arrangements in our businesses with law firms, technology consultancies and other third parties where we serve the same ultimate consumers. For example, as reported in this Form 10-K, we had an arrangement with IBM in support of the federal government's analog to digital conversion program which represented less than 1%, 12% and 22% of our consolidated revenue in the years ended December 31, 2010, 2009 and 2008, respectively. This specific arrangement concluded, as expected, in the second half of 2009. The modification of business terms, the intended conclusion, or the unpredicted termination of key business arrangements could cause uncertainty and adversely affect our future revenue or earnings.

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

        We have expanded our business internationally with offices in London, Brussels and Hong Kong, primarily related to our eDiscovery business. We could expand other businesses internationally and we could enter other world markets. It requires significant management attention and financial resources to develop successful global markets. In addition, new operations in geographies we may enter may not be immune from possible government monitoring or intrusion.

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

  •
  risk associated with fluctuations in currency exchange rates;

  •
  consequences from changes in applicable international tax laws;

  •
  risk associated with local ownership and/or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations;

  •
  political and economic instability, national calamities, war, and terrorism;

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

        The carrying value of our goodwill was approximately $294.8 million, or approximately 62% of our total assets, as of December 31, 2010. We assess goodwill for impairment on an annual basis at a reporting unit level. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Our impairment reviews require extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organization level, could produce significantly different results. We may be required to recognize impairment of goodwill based on future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Impairment of goodwill could result in material charges that could, in the future, result in a material, non-cash write-down of goodwill, which could have a material adverse effect on our results of operations and financial condition.

        Due to the current economic environment and the uncertainties regarding the impact that future economic consequences will have on our reporting units, there can be no assurances that our estimates and assumptions regarding the duration of the economic recession, or the period or strength of recovery, made for purposes of our annual goodwill impairment test, will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or margins of certain of our reporting units are not achieved, we may be required to record goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment loss would occur, and if it does occur, whether such charge would be material.

        As of July 31, 2010, which is the date of our most recent impairment test, the fair value of the bankruptcy trustee management reporting unit had approximately $74.9 million of goodwill allocated to it, and the fair value of this reporting unit exceeded its carrying value by approximately 14%; the fair value of each of our other reporting units was substantially in excess of the carrying value of the reporting unit. The discount rate used in the income approach for determining the fair value of the trustee management reporting unit, evaluated at July 31, 2010, was 12.3%. An increase to the discount rate of 1% would have lowered the fair value determined under the income approach for this reporting unit by approximately $12.0 million, or 12%, which, with all other variables remaining the same, would result in the fair value of this reporting unit exceeding its carrying value by 1%.

        In connection with the acquisition of Jupiter eSources LLC in the fourth quarter of 2010, we recognized $30.7 million of goodwill. See Note 13 of the Notes to Consolidated Financial Statements for further detail.

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

        Although we historically did not pay cash dividends on our common stock, we initiated our first cash dividend on our common stock during fiscal year 2010. There is no assurance that we will continue to pay cash dividends on our common stock in the future. Certain provisions in our credit facility may restrict our ability to pay dividends in the future. Subject to any financial covenants in current or future financing agreements that directly or indirectly restrict the payment of dividends, the payment of dividends is within the discretion of our board of directors and will depend upon our future earnings and cash flow from operations, our capital requirements, our financial condition and any other factors that the board of directors may consider. Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its future appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

Future sales of equity or debt securities could dilute existing shares.

        We are authorized to issue up to 100,000,000 shares of common stock and 2,000,000 shares of preferred stock. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. As of February 11, 2011, there were 35,200,972 shares of common stock outstanding and no shares of preferred stock outstanding. Any future issuances of our common stock would similarly dilute the relative ownership interest of our current stockholders, and could also cause the trading price of our common stock to decline.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in a 49,000-square-foot facility in Kansas City, Kansas. This owned property serves as collateral under our credit facility. We also have significant leased offices in New York City and in metropolitan Portland, Oregon, and maintain smaller leased offices in Chicago, Miami, Washington, D.C., Los Angeles, Hartford, Wilmington, Oklahoma City, London, Brussels, and Hong Kong.

ITEM 3.    LEGAL PROCEEDINGS

Purported Derivative Shareholder Complaint

        On July 29, 2008, the Alaska Electrical Pension Fund filed a putative shareholder derivative action on behalf of Epiq Systems, Inc. in the U.S. District Court for the District of Kansas (the "Court") (Civil Action No. 08-CV-2344 CM/JPO), alleging, among other things, improper conduct by each of our current directors and certain current and former executive officers and directors regarding stock option grants. We have stated consistently that the claims made in the action are meritless.

        Also as previously reported, on April 27, 2010, on the determination of our board of directors, we entered into a Stipulation of Settlement (the "Settlement Agreement") with plaintiff and defendants relating to the settlement of this litigation and mutual release of claims, and we and our insurance carrier agreed to pay plaintiff's counsel's fees and expenses, which totaled $3.5 million. On June 22, 2010, the Court entered an order which, among other things, preliminarily approved the Settlement Agreement and scheduled a final hearing. On August 25, 2010, the Court entered a final order, dated August 24, 2010, approving the Settlement Agreement and dismissing with prejudice the lawsuit and all claims contained therein (the "Final Order"). During the third quarter of 2010, the settlement amount, which had been fully accrued for in prior periods, was paid by us and our insurance company. On or about September 24, 2010, the Final Order became final and non-appealable because no appeal was filed prior to such date.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded under the symbol "EPIQ" on the NASDAQ Global Market. The following table shows the reported high and low sales prices for our common stock for the calendar quarters of 2010 and 2009 as reported by NASDAQ.

	2010		2009
	High	Low	High	Low
First Quarter	$14.03	$11.62	$18.30	$14.41
Second Quarter	13.24	11.38	18.43	13.39
Third Quarter	13.44	12.06	16.31	14.50
Fourth Quarter	13.96	11.43	15.23	12.37

Holders

        As of February 11, 2011, there were approximately 42 owners of record of our common stock and approximately 4,300 beneficial owners of our common stock.

Dividends

        For the first time in our history, we declared and paid cash dividends in fiscal 2010. On June 23, 2010 our board of directors declared our first cash dividend of $0.035 per share, payable on August 12, 2010 to shareholders of record at the close of business on July 15, 2010. On September 21, 2010, our board of directors declared another cash dividend of $0.035 per share, payable on November 18, 2010 to shareholders of record at the close of business on October 28, 2010. Total dividends declared and paid in 2010 totaled $1.6 million, or $0.07 per outstanding common share.

        On January 17, 2011, our board of directors declared a cash dividend of $0.035 per outstanding common share, which was paid on February 17, 2011 to shareholders of record on January 27, 2011.

        We do not have a formal dividend policy. We will determine if we will pay cash dividends on a quarterly basis and dividends may be declared at the discretion of our board of directors. There is no assurance that we will continue to pay cash dividends on our common stock in the future, or that any such dividends will be comparable to those previously declared. Any future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our board of directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        During 2010 our board of directors approved programs for us to repurchase up to $70.0 million of our common stock. Through December 31, 2010, we purchased 3.4 million shares of common stock for $43.2 million, at a weighted average cost of approximately $12.80 per share. Repurchases may be made from time to time at prevailing market prices in the open market or in privately negotiated purchases, or both. We may utilize one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to SEC Rule 10b5-1 to effect all or a portion of the repurchases.

        Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time and without notice.

        The following table presents the total number of shares purchased during the three months ended December 31, 2010, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the maximum number (or approximate dollar value) of shares that may yet be purchased under a share repurchase program. In addition to the shares purchased under our share repurchase programs; we also have a policy that requires shares to be repurchased by the company to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
October 1 - October 31	—	—	—	$35,000,000
November 1 - November 30	801,077	$12.4112	801,077	$25,068,178
December 1 - December 31	251,923	$13.3771	251,923	$21,712,373

Total Activity for the Three Months Ended December 31, 2010	1,053,000	$12.7432	1,053,000	$21,712,373

(1)
Includes brokerage commissions paid by the company.

(2)
On October 26, 2010, we announced that our board of directors authorized $35.0 million for share repurchases. This program has no stated expiration date.

Recent Sales of Unregistered Securities

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

        The following graphs show the total shareholder return of an investment of $100 in cash for (i) Epiq's common stock, (ii) the NASDAQ Stock Market Computer & Data Processing Index (the "NASDAQ Computer Index"), and (iii) the Standard & Poor's 500 Total Return Index (the "S&P 500 Index") for our last five fiscal years (December 31, 2005 through December 31, 2010) and for the period beginning on the date of our initial public offering through the end of the last fiscal year (February 4, 1997 through December 31, 2010). All values assume reinvestment of the full amount of any dividends. The NASDAQ Computer Index and the S&P 500 Index are calculated by Standard & Poor's Institutional Market Services.

        The five-year graph assumes that $100.00 was invested in our common stock on December 31, 2005, at the price of $12.29 per share, the closing sales price on that date. The second graph assumes that $100.00 was invested in our common stock on February 4, 1997, the date of our initial public offering, at the price of $0.93 per share, the closing sales price on that date (after giving effect to the stock splits and stock dividends paid by Epiq). The closing sales prices were used for each index on December 31, 2005 or February 4, 1997, as applicable, and all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

 Five-Year Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EPIQ SYSTEMS, INC., S&P 500 TOTAL RETURN INDEX
AND NASDAQ COMPUTER & DATA PROCESSING INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

Performance Graph Since Initial Public Offering

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EPIQ SYSTEMS, INC., S&P 500 TOTAL RETURN INDEX
AND NASDAQ COMPUTER & DATA PROCESSING INDEX

ASSUMES $100 INVESTED ON FEB. 4, 1997
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical financial data for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Income Statement Data:
Total revenue	$247,166	$239,071	$236,118	$174,413	$224,170
Income from operations	28,469	28,211	25,821	22,876	71,225
Net income	13,929	14,595	13,836	6,929	35,131
Diluted net income per share	0.36	0.38	0.36	0.21	1.05
Cash dividends declared per common share	0.07	—	—	—	—
Balance Sheet Data:
Total assets	$478,218	$437,941	$418,946	$392,794	$382,220
Long-term obligations	86,860	4,654	55,310	58,266	83,873

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

Management's Overview

eDiscovery

        Our eDiscovery segment provides collections and forensics, processing, search and review, and document review services to companies and the litigation departments of law firms. Our eDataMatrix® software analyzes, filters, deduplicates and produces documents for review. Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient attorney review and data requests. Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the e-discovery process for litigation and regulatory matters.

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

        In 2009 we opened new offices in Brussels and Hong Kong, established global reach for our offices and data centers in the U.S., Europe and Asia, and expanded our offerings to include data forensics and collections services, as well as document review services. In 2009 we also launched IQ Review™, a revolutionary combination of new intelligent technology and expert services which incorporates new prioritization technology into DocuMatrix™, our flagship document management platform. Increased case activity levels and an uptake of new service offerings launched in 2009 contributed to revenue grown in 2010, and is expected to continue into 2011.

        Operating revenue exclusive of revenue originating from reimbursed direct costs in our eDiscovery segment was $81.1 million in 2010, which represented 37% of our consolidated total.

Bankruptcy Segment

        Bankruptcy is an integral part of the United States' economy. As reported by the Administrative Office of the U.S. Courts for the fiscal years ended December 31, 2010, 2009, and 2008, there were approximately 1.59 million, 1.47 million, and 1.12 million new bankruptcy filings, respectively. Bankruptcy filings for the twelve-month period ended December 31, 2010 increased 8% versus the twelve-month period ended December 31, 2009. During this period, Chapter 7 filings increased 8%, Chapter 11 filings fell 10%, and Chapter 13 filings increased 8%.

        Our bankruptcy business provides solutions that address the needs of Chapter 7, Chapter 11, and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

  •
  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2010, accounted for approximately 71% of all bankruptcy filings. In a Chapter 7 case, the debtor's assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors. Chapter 7 cases typically last several years.

  •
  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2010, accounted for approximately 1% of all bankruptcy filings. Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 cases generally last several years.

  •
  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2010, accounted for approximately 28% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last between three and five years.

        The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we provide our Chapter 7 products and services to our trustee customers at no direct charge, and they maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution. We have arrangements with various banks under which we provide the bankruptcy trustee case management software and related services, and the bank provides the bankruptcy trustee with deposit-related banking services. During the years ended December 31, 2010 and 2009, a majority of our Chapter 7 trustee clients' deposits were maintained at Bank of America.

        Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. For the Chapter 7 trustee services component of the bankruptcy segment, the increase in filings is expected to translate into growth in client deposit balances related to asset liquidations. Our trustee services deposit portfolio exceeded $2.0 billion throughout 2010, while pricing continued at floor pricing levels under our agreements due to the low short-term interest rate environment.

        The key participants in a bankruptcy proceeding include the debtor-in-possession, the debtor's legal counsel, the creditors, the creditors' legal counsel, and the bankruptcy judge. Chapter 7 and Chapter 13 cases also include a professional bankruptcy trustee, who is responsible for administering the bankruptcy case. The end-user customers of our Chapter 7, Chapter 11, and Chapter 13 bankruptcy businesses are debtor corporations that file a plan of reorganization and professional bankruptcy trustees. The Executive Office for United States Trustees, a division of the U.S. Department of Justice, appoints all bankruptcy trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The bankruptcy trustee's primary responsibilities include liquidating the debtor's assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court. Trustees manage an entire caseload of bankruptcy cases simultaneously.

        On October 1, 2010, we completed the acquisition of Jupiter eSources LLC. The purchase price was comprised of $60.0 million of cash, $8.4 million of which was withheld for any claims for indemnification, and purchase price adjustments. In addition, there is contingent consideration related to an earn-out opportunity based on future revenue growth. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $20 million over a four year period. The transaction was funded from our credit facility. See Note 13 of the Notes to Consolidated Financial Statements for further detail.

        Through this purchase, we acquired a proprietary software product, AACER® (Automated Access to Court Electronic Records), that assists creditors including banks, mortgage processors, and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. The AACER® product electronically monitors developments in all U.S. bankruptcy courts and applies sophisticated algorithms to classify docket filings automatically in each case to facilitate the management of large bankruptcy claims operations. By implementing the AACER® solution, clients achieve greater accuracy in faster timeframes, with a significant cost savings compared to manual attorney review of each case in the portfolio.

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

  •
  Monitoring and noticing fees earned based on monthly or on-demand requests for information provided through our AACER® software product.

        Operating revenue exclusive of revenue originating from reimbursed direct costs in our bankruptcy segment was $97.2 million in 2010, which represented 45% of our consolidated total.

Settlement Administration Segment

        Our settlement administration segment provides managed services, including legal notification, claims administration, project administration and controlled disbursement.

        The customers of our settlement administration segment are companies that require the administration of a settlement, resolution of a class action matter, or administration of a project. We sell our services directly to these customers and other interested parties, including legal counsel, which often provide access to these customers. During the years ended December 31, 2010, 2009 and 2008, less than 1%, 12%, and 22%, respectively, of our consolidated revenue was derived from a large contract with IBM in support of the federal government's analog to digital conversion program. The contract began in the fourth quarter of 2007 and, as expected, wound-down in 2009.

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

        Operating revenue exclusive of revenue originating from reimbursed direct costs in our settlement administration segment was $39.2 million in 2010, which represented 18% of our consolidated total.

Results of Operations for the Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

Consolidated Results of Operations

Revenue

        Total revenue was $247.2 million in 2010, an increase of $8.1 million, or 3%, as compared to $239.1 million in the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services. We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Consolidated Statements of Income. Revenue originating from reimbursed direct costs was $29.6 million, a decrease of $0.9 million, or 3%, from $30.5 million in the prior year. Although operating revenue from reimbursed direct costs may fluctuate significantly from period to period, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

        Operating revenue exclusive of revenue originating from reimbursed direct costs was $217.6 million in 2010, an increase of $9.1 million as compared to $208.5 million in the prior year. The increase consisted of a $25.3 million increase in the eDiscovery segment and a $6.2 million increase in the bankruptcy segment; offset by a $22.5 million decrease in the settlement administration segment. Changes by segment are discussed below.

Operating Expenses

        The direct cost of services, exclusive of depreciation and amortization, was $68.5 million in 2010, a decrease of $3.4 million, or 5%, as compared to $71.9 million in the prior year. Contributing to this decrease was a $2.3 million decrease in the expense related to outside services, primarily related to temporary help and mailing; and a $2.8 million decrease in production supplies. These decreases were partially offset by costs of services of the AACER® product of $1.6 million for which there is no comparable prior year cost. Changes by segment are discussed below.

        The direct cost of bundled products and services, exclusive of depreciation and amortization, was $3.5 million in 2010 and in 2009. Changes by segment are discussed below.

        Reimbursed direct costs decreased $1.5 million, or 5%, to $28.7 million in 2010, as compared to $30.2 million in the prior year. This decrease corresponded to the decrease in revenue originating from reimbursed direct costs. Changes by segment are discussed below.

        General and administrative costs increased $7.2 million, or 9%, to $85.6 million in 2010 compared to $78.4 million in the prior year. Compensation related expense increased $4.6 million; a litigation provision for a shareholder derivative action of $1.6 million was recorded in 2010, compared to $0.5 million in 2009; travel expense increased $1.3 million; lease expense increased $1.2 million; and maintenance expense increased $0.6 million. These increases were partially offset by a $1.6 million decrease in share-based compensation expense. Changes by segment are discussed below.

        Depreciation and software and leasehold amortization costs in 2010 were $20.4 million, an increase of $1.6 million, or 9%, compared to $18.8 million in the prior year. This increase was primarily the result of increased depreciation on equipment related to investments in our business segments.

        Amortization of identifiable intangible assets in 2010 was $9.2 million, an increase of $1.8 million, or 24%, compared to $7.4 million in the prior year. The increase is due to intangibles associated with the 2010 acquisition of Jupiter eSources LLC.

        Other operating expense in 2010 of $2.8 million increased $2.2 million, compared to $0.6 million in the prior year, due to acquisition-related expenses.

Interest Expense, Net

        Interest expense was $1.9 million, compared to $1.5 million in the prior year, an increase of $0.4 million, or 31%. In 2010 interest expense was primarily comprised of interest on borrowings on our senior revolving loan; and interest expense related to our convertible notes, through their maturity in June 2010. In the prior year we had a full year of interest expense on the convertible notes; which was partially offset by the benefit of the amortization of the embedded option related to the convertible notes.

Income Taxes

        Our effective tax rate for 2010 was 47.6% compared with an effective rate of 45.7% for the prior year. The increase compared to the prior year was primarily related to an increase in state income taxes, including the impact of the completion of the New York State audit. State taxes, non-deductible equity compensation and foreign losses on which we have recorded valuation allowances were the primary reasons our tax rate was higher than the statutory federal rate of 35%. The research credit was renewed in December 2010 and a resulting benefit was recognized during the fourth quarter. We have significant operations located in New York City that are subject to state and local tax rates that are higher than the tax rates assessed by other jurisdictions where we operate.

Net Income

        We had net income of $13.9 million for 2010 compared to $14.6 million for the prior year, a decrease of $0.7 million, or 5%. The change from the prior year was the result of growth in our eDiscovery and bankruptcy segments, offset by net acquisition-related costs for the fourth quarter acquisition of Jupiter eSources LLC, an increase in net costs related to the litigation settlement for a shareholder derivative action of approximately $1.1 million pretax, and a decline in our settlement administration segment, due primarily to the conclusion of the analog to digital conversion contract in the latter part of 2009.

Results of Operations by Segment

        The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 14 of our Notes to Consolidated Financial Statements.

eDiscovery Segment

        eDiscovery operating revenue before reimbursed direct costs in 2010 was $81.1 million, an increase of $25.3 million, or 45%, compared to $55.8 million in the prior year. The change from the prior year is primarily related to higher case activity levels both domestically and internationally, and a growing contribution from newer service offerings.

        eDiscovery direct and administrative costs, including reimbursed direct costs, were $46.0 million in 2010, an increase of $8.3 million, or 22%, compared to $37.7 million in the prior year. This change was a result of a net increase in direct and administrative costs, which were primarily in support of expanded business services, compared to the prior year.

Bankruptcy Segment

        Bankruptcy operating revenue before reimbursed direct costs was $97.2 million in 2010, an increase of $6.2 million, or 7%, compared to $91.0 million in the prior year. This increase was primarily attributable to the high number of active corporate restructuring cases, as well as an increase in bankruptcy trustee fees, associated with higher average deposit balances; and the contribution of revenue from the AACER® product.

        Bankruptcy direct and administrative costs, including reimbursed direct costs, were $53.1 million in 2010, a decrease of $1.1 million, or 2%, compared to $54.2 million in the prior year. The decreases in these costs were primarily related to a decrease of $2.9 million in outside services; partially offset by an increase of $1.9 million in compensation related expense.

Settlement Administration

        Settlement administration operating revenue before reimbursed direct costs was $39.2 million in 2010, a decrease of $22.5 million, or 36%, compared to $61.7 million in the prior year, primarily due to the expected conclusion of the major analog to digital conversion contract in the latter part of 2009.

        Settlement administration direct and administrative costs, including reimbursed direct costs, were $55.1 million in 2010, a decrease of $10.1 million, or 16%, compared to $65.2 million in the prior year, primarily due to the direct and administrative costs associated with the conclusion of the major analog to digital conversion contract in the latter part of 2009.

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

        Operating revenue exclusive of revenue originating from reimbursed direct costs was $208.5 million in 2009, an increase of $0.6 million as compared to $207.9 million in the prior year. The increase consisted of a $31.2 million increase in the bankruptcy segment, offset by a $28.2 million decrease in the settlement administration segment, and a $2.3 million decrease in the eDiscovery segment. Changes by segment are discussed below.

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

        Depreciation and software and leasehold amortization costs in 2009 were $18.8 million, an increase of $2.5 million, or 15%, compared to $16.3 in the prior year. This increase was primarily the result of increased software amortization expense and increased hardware depreciation largely related to investment in our eDiscovery segment.

        Amortization of identifiable intangible assets in 2009 was $7.4 million, a decrease of $1.7 million, or 18%, compared to $9.1 million in the prior year. This decrease was primarily the result of certain non-compete and customer contract intangible assets that were fully amortized during the year.

        Other operating expense in 2009 of $0.6 million increased $0.4 million, compared to $0.2 million in the prior year. Expense in 2009 was primarily comprised of acquisition-related expense, and in 2008, other operating expense was comprised of $2.1 million of expense related to potential acquisitions and non-capitalized acquisition related expenses, and a $2.4 million gain related to interest rate floor options purchased during 2007 and recognized in 2008.

Interest Expense, Net

        Interest expense was $1.5 million, compared to $1.8 million in the prior year, a decrease of $0.3 million, or 16%. Contributing to the decline was a $0.1 million decrease in loan fee amortization and a $0.1 million decrease in other interest expense.

        During April 2007, the holders of the contingent convertible subordinated notes exercised their right to extend the maturity of the convertible notes from June 2007 to June 2010. As a result, we continued to pay interest, at a rate of 4% per annum, during the extension period on any convertible notes that remained outstanding through June 15, 2010. The holders of the convertible notes could chose at any time on or prior to June 15, 2010 to convert some or all of the notes into our common shares. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding this conversion right.

        We estimated the fair value of the option to extend immediately prior to the note holders' vote to extend and recorded a final adjustment to the fair value of the option to extend the subordinated convertible notes' maturity. We amortized the exercise date fair value of the option as a reduction to interest expense over the term of the extension. During both 2009 and 2008 we recognized a reduction to interest expense of approximately $1.6 million related to the amortization of the carrying value of the option to extend the maturity term subsequent to the extension date.

Income Taxes

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

Net Income

        We had net income of $14.6 million for 2009 compared to $13.8 million for the prior year, an increase of $0.8 million, or 5%. Strong growth in our bankruptcy segment, driven primarily by an increase in corporate restructuring engagements, was offset in part by declines in our eDiscovery segment, driven by lower revenues related to the then current economic climate and lower pricing, as well as an increase in expense related to the expansion of service and geographic expansion of the business; a decline in our settlement administration segment, driven primarily by the wind down of the analog to digital conversion contract in 2009; an increase in share-based compensation expense, the result of there being no share-based awards granted to executive management in fiscal year 2008, while awards pertaining to both 2008 and 2009 were granted in fiscal year 2009; a decline in cash based incentive awards granted to executive management in 2009 compared to the prior year; a decline in other operating income due to the gain on the interest rate floor options recognized in the prior year; and an increase in our 2009 effective tax rate, resulting in higher tax expense, due to the items mentioned above.

Results of Operations by Segment

        The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 14 of our Notes to Consolidated Financial Statements.

eDiscovery Segment

        eDiscovery operating revenue before reimbursed direct costs in 2009 was $55.8 million, a decrease of $2.3 million, or 4%, compared to $58.1 million in the prior year. The change from the prior year primarily related to a slower pace in the start-up of litigation matters in 2009, as well as industry pricing pressures, the impact of which was an approximate 16% decline in the average price of services, both of which can be attributed to the then current economic climate. We believe the national financial, banking and economic crisis that began in the fourth quarter of 2008 and that continued in 2009 had a direct effect on the volume of eDiscovery in litigation and regulatory proceedings in 2009.

        eDiscovery direct and administrative costs, including reimbursed direct costs, were $37.7 million in 2009, an increase of $5.7 million, or 18%, compared to $32.0 million in the prior year. This increase was due to a $2.8 million increase in compensation related expense, a $1.1 million increase in building and equipment lease expense and utility expense, a $1.0 million increase in outside services, and a $0.9 million increase in software maintenance costs. The increases in expense were primarily related to the expansion of service offerings and geographic expansion, including certain costs related to data center expansion.

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

        Bankruptcy direct and administrative costs, including reimbursed direct costs, were $54.2 million in 2009, an increase of $20.1 million, or 59%, compared to $34.1 million in the prior year. The increases in these costs were directly related to the increase in corporate restructuring engagements, as we expanded our capacity to support increased volumes. Compensation related expense increased $6.7 million, expense related to outside services increased $4.4 million, call center expense increased $1.9 million, legal notification costs increased $0.7 million, and building and equipment lease expense increased $0.3 million. Also contributing to the increase in costs was an increase in reimbursed direct costs of $5.7 million, which directly corresponded to the increase in revenue originating from reimbursed direct costs.

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

        Settlement administration direct and administrative costs, including reimbursed direct costs, were $65.2 million in 2009, a decrease of $28.0 million, or 30%, compared to $93.2 million in the prior year, primarily due to the planned wind down of the major analog to digital conversion contract during 2009, which resulted in a $17.8 million decrease in costs from the prior year; as well as a decrease of $9.3 million in legal noticing, outside services and production supplies expenses from the prior year.

Liquidity and Capital Resources

Cash Flows

Fiscal year 2010

  Cash Flows from Operating Activities

        During the year ended December 31, 2010, our operating activities provided net cash of $34.4 million. Contributing to net cash provided by operating activities was net income of $13.9 million; and non-cash expenses, such as depreciation and amortization and share-based compensation expense, of $38.1 million. These items were partially offset by a $17.6 million net use of cash resulting from changes in operating assets and liabilities. The most significant changes in operating assets and liabilities were a $17.0 million increase in trade accounts receivable, which was primarily due to an increase in fourth quarter sales as compared to the prior year, and a $1.1 million increase in accounts payable. Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Accounts payable will fluctuate from period to period depending on the timing of purchases and payments.

  Cash Flows from Investing Activities

        During the year ended December 31, 2010, we used cash of $51.5 million (net of cash acquired) for the acquisition of Jupiter eSources LLC. We used $11.1 million for purchases of property and equipment, including computer hardware. Enhancements to our existing software and the development of new software is essential to our continued growth, and, during 2010, we used cash of $8.1 million to fund internal costs related to the development of software for which technological feasibility had been established. We believe that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending over the next year.

  Cash Flows from Financing Activities

        During the year ended December 31, 2010, we borrowed $78.0 million under our senior revolving loan, and had net proceeds from stock issued in connection with the exercise of employee stock options of $1.5 million. This cash provided by financing activities was offset by the use of cash of $44.2 million for the purchase of our common stock, including $43.2 million for the purchase of shares under our Share Repurchase Program, and $1.0 million for the purchase of shares required to satisfy tax withholding obligations upon the vesting of restricted stock awards. We also used cash of $22.8 million upon maturity of our contingent convertible subordinated notes ("convertible notes"), paid $11.0 million on our senior revolving loan, used cash of $4.7 million for the payment of long-term obligations, including capital lease payments, $1.5 million for debt issuance costs related to the amendment of our revolving credit facility, and $2.6 million for dividends paid on our common shares.

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

        Revolving Credit Agreement:    We amended our credit facility during the second quarter of 2010 to increase the aggregate amount of funds available from $100.0 million to $140.0 million and to extend the maturity date to June 2014. During the term of the credit facility, we have the right, subject to compliance with our covenants, to increase the borrowings to $200.0 million. The credit facility is secured by liens on our land and buildings and a significant portion of our furniture and equipment. At December 31, 2010, we had borrowings of $67.0 million under this facility. At December 31, 2009, we did not have any borrowings outstanding under our senior revolving loan. At December 31, 2010, the amount available for borrowings under the credit facility is reduced by the $67.0 million outstanding and $1.1 million in outstanding letters of credit.

        Borrowings under the senior revolving loan bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at prime rate plus 100 to 200 basis points; (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 225 to 325 basis points. At December 31, 2010, borrowings of $67.0 million under this facility had a weighted average interest rate of 2.50%. The average amount of borrowings under this facility in 2010 was $53.8 million, at a weighted average interest rate of 2.74%. The maximum month-end amount outstanding during 2010 was $67.0 million.

        The credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization, and other adjustments as defined in the agreement, and total debt. In addition, the credit facility also contains financial covenants related to senior debt, fixed charges, and working capital. As of December 31, 2010, significant financial covenants, all as defined in our credit facility agreement, include a leverage ratio not to exceed 3.00 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00. As of December 31, 2010 and 2009, we were in compliance with all financial covenants.

        Other restrictive covenants contained in our credit facility include limitations on incurring additional indebtedness and completing acquisitions. We generally cannot incur indebtedness outside the credit facility, with the exceptions of up to $15.0 million of capital leases, and subordinated debt up to $100.0 million. Generally, for acquisitions we must be able to demonstrate that, on a pro forma basis, we would be in compliance with our covenants during the four quarters prior to the acquisition, and bank permission must be obtained for acquisitions in which cash consideration exceeds $80.0 million or total consideration exceeds $125.0 million.

        Share Repurchase Program:    During 2010 our board of directors authorized $70.0 million for share repurchases. Through December 31, 2010, we purchased 3.4 million shares of common stock for $43.2 million, at a weighted average cost of approximately $12.80 per share.

        Dividends:    During 2010, we paid cash dividends of $2.6 million, or $0.07 per share. On January 17, 2011, our board of directors declared a cash dividend of $0.035 per outstanding common share, which was paid on February 17, 2011 to shareholders of record on January 27, 2011.

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

        Unrecognized Tax Benefits:    As illustrated in the contractual obligations table below, we have approximately $2.8 million of unrecognized tax benefits that have been recorded as liabilities, and we are uncertain as to whether, or when, such amounts may be settled. Settlement of such amounts could require the use of working capital.

Fiscal year 2009

  Cash Flows from Operating Activities

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

  Cash Flows from Investing Activities

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

        As of December 31, 2009 and 2008, our borrowings consisted of $50.7 million and $52.3 million, respectively, including the fair value of the embedded option, of contingent convertible subordinated notes, which bore interest at 4% based on the $49.9 million and $50.0 million, respectively, of principal amount outstanding; and approximately $8.1 million and $8.9 million, respectively, of obligations related to capital leases and deferred acquisition price payments. During 2007, the term of our contingent convertible subordinated notes was extended to June 15, 2010. The holders of the contingent convertible subordinated notes had the right to convert at a price of approximately $11.67 per share. The notes required the use of $49.9 million of cash at the extended maturity date of June 15, 2010 if the remaining note holders did not convert their notes into shares of our common stock. One holder of the notes converted a nominal principal amount of the notes into shares of common stock in 2009. On or about June 15, 2010, prior to the maturity date, $27.2 million of convertible notes were converted into 2.3 million shares of common stock at a conversion price of $11.67. On June 15, 2010, the remaining convertible notes matured, resulting in a cash payment of $22.8 million, plus accrued interest.

        As of December 31, 2009 and December 31, 2008, we did not have any borrowings outstanding under our $100.0 million senior revolving loan. As of December 31, 2009, significant financial covenants, all as defined in our credit facility agreement, include a leverage ratio not to exceed 3.00 to

1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00. As of December 31, 2009 and December 31, 2008, we were in compliance with all financial covenants.

Off-balance Sheet Arrangements

        Although we generally do not utilize off-balance sheet arrangements in our operations, we enter into operating leases in the normal course of business. Our operating lease obligations are disclosed below under "Contractual Obligations" and also in Note 6 of the Notes to Consolidated Financial Statements.

Contractual Obligations

        As of December 31, 2010, we had $67.0 million outstanding under our senior revolving loan. To determine the amount that we may borrow, the $140.0 million available under the revolving loan is reduced by the $67.0 million outstanding and $1.1 million in outstanding letters of credit.

        The following table sets forth a summary of our contractual obligations and commitments, excluding periodic interest payments for capital lease obligations, as of December 31, 2010.

	Payments Due By Period (in thousands)
Contractual Obligation(1)	2011	2012	2013	2014	2015	2016 & After	Total
Long-term obligations and future accretion(2)	$494	$10,156	$1,988	$68,685	$1,427	$—	$82,750
Employment agreements(3)	126	—	—	—	—	—	126
Capital lease obligations	2,450	2,404	1,178	1,023	—	—	7,055
Operating leases	7,300	6,143	5,680	5,117	2,447	86	26,773

Total	$10,370	$18,703	$8,846	$74,825	$3,874	$86	$116,704

(1)
Approximately $2.8 million of unrecognized tax benefits are not included in this contractual obligations table due to the uncertainty related to the timing of any payments. Settlement of such amounts would require the utilization of working capital.

(2)
Includes principal payments on our credit facility which matures in June 2014, deferred acquisition payments, the fair value of the earn-out opportunity, and the present value of the holdback related to the Jupiter eSources LLC acquisition. The amount in the above table includes both the principal amount, as reflected on our December 31, 2010 Consolidated Balance Sheet, and all future accretion.

(3)
In conjunction with acquisitions, we have entered into employment agreements with certain key employees of the acquired companies.

Critical Accounting Policies

        We consider our accounting policies related to revenue recognition, share-based compensation, business combinations, goodwill, identifiable intangible assets, and income taxes to be critical policies in understanding our historical and future performance.

Revenue Recognition

        We have agreements with clients pursuant to which we deliver various services each month.

        Following is a description of significant sources of revenue:

  •
  Fees contingent upon the month-to-month delivery of case management services defined by client contracts, such as claims processing, claims reconciliation, professional services, call center support, disbursement services, project management, collection and forensic services, document review services, and conversion of data into an organized, searchable electronic database. The amount we earn varies based on the size and complexity of the engagement, the number of hours services are provided, and the number of documents or amount of data reviewed.

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

  •
  Monitoring and noticing fees earned based on monthly or on-demand requests for information provided through our AACER® software product.

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

Software Arrangements

        For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support services, all at no charge to the trustee. The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement. We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits held by the trustees with that financial institution related to the software license, hardware lease, hardware maintenance, and postcontract customer support services. Since we have not established vendor specific objective evidence of the fair value of the software license, we do not recognize any revenue on delivery of the software. The software element is deferred and included with the remaining undelivered elements, which are postcontract customer support services. This revenue, when recognized, is included as a component of "Case management services revenue". Revenue related to postcontract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution. Accordingly, we recognize this contingent usage based revenue as the fee becomes fixed or determinable at the time actual usage occurs and collectability is probable. This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other revenue recognition criteria since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

        We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers; and hardware maintenance. We retain ownership of all hardware provided and we account for this hardware as a lease. As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease. Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease. Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals; which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur. This occurs at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured. This revenue, which is less than ten percent of our total revenue for the years ended December 31, 2010, 2009 and 2008, is included in the Consolidated Statements of Income as a component of "Case management services" revenue.

Reimbursements

        We have revenue related to the reimbursement of certain costs, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Consolidated Statements of Income as "Operating revenue from reimbursed direct costs" and as "Reimbursed direct costs".

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

        We estimate our expected volatility based on implied volatilities from traded options on our stock and on our stock's historical volatility based on daily stock prices. We have estimated the expected term of our stock options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior. The expected risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

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

        Recognition of share-based compensation expense has had, and will likely continue to have, a material effect on our "Direct cost of services" and "General and administrative" line items within our Consolidated Statements of Income, and also may have a material effect on our"Deferred income taxes" and "Additional paid-in capital" line items within our Consolidated Balance Sheets. For additional information see Note 12 of the Notes to Consolidated Financial Statements.

Business combination accounting

        We have acquired a number of businesses in the past, and we may acquire additional businesses in the future. Business combination accounting requires us to determine the fair value of all assets acquired, including identifiable intangible assets, liabilities assumed, and contingent consideration issued in a business combination. The cost of the acquisition is allocated to these assets and liabilities in amounts equal to the estimated fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including quoted market prices and estimates of future cash flows to be generated by the acquired assets. Acquisition-related costs for potential and completed acquisitions are expensed, as incurred, and are included in "Other operating expense" in our Consolidated Statements of Income.

        Determining the fair value of contingent consideration issued requires an assessment of the projected revenue over the earn-out period, and applying an appropriate discount rate based upon the weighted average cost of capital. This fair value assessment is also required in periods subsequent to a business combination. Such estimates are inherently difficult and subjective and could have a material impact on our Consolidated Financial Statements.

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

        Our recognized goodwill totaled $294.8 million as of December 31, 2010. As of July 31, 2010, which is the date of our most recent impairment test, the fair value of each of our reporting units was substantially in excess of the carrying value of the reporting unit, except for the bankruptcy trustee management reporting unit, which had $74.9 million of goodwill allocated to it. The fair value of this reporting unit exceeded its carrying value by approximately 14%. The discount rate used in the income approach for the trustee management reporting unit, evaluated at July 31, 2010, was 12.3%. An increase to the discount rate of 1% would have lowered the fair value determined under the income approach for this reporting unit by approximately $12.0 million, or 12%, which, with all other variables remaining the same, would result in the fair value of this reporting unit exceeding its carrying value by 1%. In connection with the acquisition of Jupiter eSources LLC on October 1, 2010, as described in Note 13 of the Notes to Consolidated Financial Statements, we recognized $30.7 million of goodwill, which is allocated to the bankruptcy segment.

Identifiable intangible assets

        Identifiable intangible assets, resulting from various business acquisitions, consist of customer relationships, agreements not to compete, and trade names. Our customer relationships, agreements not to compete, and one of our trade name intangible assets have finite lives, and are amortized over their estimated economic benefit period, generally from five to ten years. These definite lived intangible assets are tested annually for impairment and also reviewed for impairment whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable. If we were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset's remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from our annual assessment, or other events and circumstances, may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge.

        Our trade name identifiable intangible asset recognized in connection with the 2010 acquisition of Jupiter eSources LLC was determined to have an indefinite life. Intangible assets with indefinite lives are not amortized and are tested annually for impairment and also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset might not be recoverable. Impairment of identifiable intangible assets with indefinite lives occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset's carrying amount is reduced to its fair value.

        A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets' carrying value, net of amortization, was $43.6 million as of December 31, 2010.

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

        We follow accounting guidance which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under this guidance, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application of this guidance requires numerous estimates based on available information. We consider many factors when evaluating and estimating our tax positions and tax benefits, and our recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As we obtain additional information, we may need to periodically adjust our recognized tax positions and tax benefits. These periodic adjustments may have a material impact on our Consolidated Statements of Income. For additional information related to uncertain tax positions see Note 10 of the Notes to Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

        In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

        In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements as our software arrangements are not tangible products with software components.

        In December 2010, the FASB issued new standards that amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt this guidance in fiscal year 2011. We do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements as we do not have any reporting units with zero or negative carrying amounts as of our last impairment test.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risks to which we are exposed include interest rates under our senior revolving credit facility, foreign exchange rates giving rise to translation, and fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue.

Interest Rate Risk

        Interest on our senior revolving credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate. As of December 31, 2010, we had borrowed $67.0 million under the senior revolving loan.

        We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the senior revolving loan. As of December 31, 2010, the analysis indicated that such a movement would not have a material effect on our consolidated financial position, results of operations, or cash flows.

        In our Chapter 7 bankruptcy business we earn deposit-based fees. These fees are earned primarily on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients. The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements appear following Item 15 of this Report.

Supplementary Data—Quarterly Financial Information (Unaudited)

        The following table sets forth the quarterly financial data for the quarters of the years ended December 31, 2010 and 2009.

	1st	2nd	3rd	4th
	(in thousands, except per share data)
Year ended December 31, 2010
Total revenue	$55,371	$65,933	$58,287	$67,575
Gross profit(1)	$30,042	$36,034	$32,430	$37,163
Net income	$2,335	$3,915	$4,538	$3,141
Net income per share—Basic(2)	$0.06	$0.11	$0.12	$0.09
Net income per share—Diluted(2)	$0.06	$0.10	$0.12	$0.08
Year ended December 31, 2009
Total revenue	$60,828	$66,190	$57,809	$54,244
Gross profit(1)	$29,660	$33,934	$29,611	$29,642
Net income	$3,278	$2,886	$4,869	$3,562
Net income per share—Basic(2)	$0.09	$0.08	$0.13	$0.10
Net income per share—Diluted(2)	$0.09	$0.08	$0.12	$0.09

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report on Form 10-K, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management has excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of Jupiter eSources LLC, which Epiq acquired on October 1, 2010. At December 31, 2010, and for the year ended December 31, 2010, the amounts subject to the internal control over financial reporting arising from this acquisition represented 1% of our consolidated total assets, 1% of our consolidated net assets, 2% of our consolidated total revenue, and (7%) of our consolidated net income. As a result of that evaluation, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears beginning on page 41.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Epiq Systems, Inc.
Kansas City, Kansas

        We have audited the internal control over financial reporting of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Jupiter eSources LLC, which was acquired on October 1, 2010 and whose financial statements constitute 1% of total assets, 1% of net assets, 2% of total revenue, and (7%) of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Jupiter eSources LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 25, 2011

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2010.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2010.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2010.

Equity Compensation Plan Information

        The following table sets forth as of December 31, 2010 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,711,000	$11.79	900,000
Equity compensation plans not approved by security holders	410,000	$14.13	-

Total	7,121,000	$11.92	900,000

        As of December 31, 2010, equity compensation plans approved by security holders consist of our 1995 Stock Option Plan and our 2004 Equity Incentive Plan, both as amended. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares available under the 2004 Equity Incentive Plan. Securities remaining available for future issuance under our 2004 Equity Incentive Plan may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock.

        As of December 31, 2010, equity compensation plans not approved by security shareholders consist of inducement stock options issued in conjunction with acquisitions. These stock options were issued in conjunction with the execution of employment agreements with certain key employees of acquired companies to become employees of our newly acquired subsidiaries. In accordance with the NASDAQ corporate governance rules, shareholder approval was not required for these inducement stock option grants.

        The stock options granted under equity compensation plans not approved by security holders were granted at option exercise prices equal to the fair market value of the common stock on the date of grant, are non-qualified options, are exercisable for up to 10 years from the date of grant, and otherwise have terms substantially identical to the material terms of the 1995 Stock Option Plan and the 2004 Equity Incentive Plan. Additional information related to the equity compensation plans not approved by security holders is contained in Note 12 of the Notes to Consolidated Financial Statements.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2010.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2010.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as a part of this report:

  (1)
  Financial Statements.

      The following Consolidated Financial Statements, contained on pages F-1 through F-40 of this report, are filed as part of this report under Item 8 "Financial Statements and Supplementary Data."

        Report of Independent Registered Public Accounting Firm

        Consolidated Balance Sheets—December 31, 2010 and 2009

        Consolidated Statements of Income—Years Ended December 31, 2010, 2009 and 2008

        Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income—Years Ended December 31, 2010, 2009 and 2008

        Consolidated Statements of Cash Flows—Years Ended December 31, 2010, 2009 and 2008

        Notes to Consolidated Financial Statements

    (2)
    Financial Statement Schedules.

        Epiq Systems, Inc. and subsidiaries for each of the years in the three-year period ended December 31, 2010.

        Schedule II—Valuation and Qualifying Accounts

    (3)
    Exhibits.    Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2011	EPIQ SYSTEMS, INC.

	By:	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ TOM W. OLOFSON Tom W. Olofson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011
/s/ CHRISTOPHER E. OLOFSON Christopher E. Olofson	President, Chief Operating Officer and Director	February 25, 2011
/s/ ELIZABETH M. BRAHAM Elizabeth M. Braham	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2011
/s/ W. BRYAN SATTERLEE W. Bryan Satterlee	Director	February 25, 2011
/s/ EDWARD M. CONNOLLY, JR. Edward M. Connolly, Jr.	Director	February 25, 2011
/s/ JAMES A. BYRNES James A. Byrnes	Director	February 25, 2011
/s/ JOEL PELOFSKY Joel Pelofsky	Director	February 25, 2011
/s/ TERRY C. MATLACK Terry C. Matlack	Director	February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Epiq Systems, Inc.
Kansas City, Kansas

        We have audited the accompanying consolidated balance sheets of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Epiq Systems, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 25, 2011

EPIQ SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	As of December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,439	$48,986
Trade accounts receivable, less allowance for doubtful accounts of $3,778 and $2,928	59,940	43,471
Prepaid expenses	5,581	4,867
Other current assets	5,637	2,341

Total Current Assets	76,597	99,665

LONG-TERM ASSETS:
Property and equipment, net	41,258	40,005
Internally developed software costs, net	19,659	13,732
Goodwill	294,789	264,239
Other intangibles, net of accumulated amortization of $58,339 and $49,188	43,580	19,524
Other	2,335	776

Total Long-term Assets, net	401,621	338,276

Total Assets	$478,218	$437,941

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,227	$8,260
Accrued compensation	8,891	4,429
Deposits	2,553	2,996
Deferred revenue	1,422	760
Other accrued expenses	4,611	4,138
Current maturities of long-term obligations	2,945	54,144

Total Current Liabilities	33,649	74,727

LONG-TERM LIABILITIES:
Deferred income taxes	24,159	22,261
Other long-term liabilities	5,027	9,901
Long-term obligations (excluding current maturities)	86,860	4,654

Total Long-term Liabilities	116,046	36,816

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; issued and outstanding—39,063,327 and 36,237,562 shares	391	362
Additional paid-in capital	281,119	248,937
Accumulated other comprehensive loss	(1,971)	(1,815)
Retained earnings	91,069	79,772
Treasury stock, at cost—3,295,492 shares and 56,473 shares	(42,085)	(858)

Total Stockholders' Equity	328,523	326,398

Total Liabilities and Stockholders' Equity	$478,218	$437,941

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2010	2009	2008
REVENUE:
Case management services	$157,561	$137,170	$128,331
Case management bundled products and services	18,993	15,206	17,774
Document management services	41,041	56,153	61,751

Operating revenue before reimbursed direct costs	217,595	208,529	207,856
Operating revenue from reimbursed direct costs	29,571	30,542	28,262

Total Revenue	247,166	239,071	236,118

OPERATING EXPENSE:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	68,490	71,864	81,884
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	3,514	3,520	3,642
Reimbursed direct costs	28,686	30,217	28,134
General and administrative	85,645	78,441	71,113
Depreciation and software and leasehold amortization	20,391	18,775	16,302
Amortization of identifiable intangible assets	9,190	7,409	9,051
Other operating expense	2,781	634	171

Total Operating Expense	218,697	210,860	210,297

INCOME FROM OPERATIONS	28,469	28,211	25,821

INTEREST EXPENSE (INCOME):
Interest expense	1,931	1,474	1,757
Interest income	(32)	(124)	(279)

Net Interest Expense	1,899	1,350	1,478

INCOME BEFORE INCOME TAXES	26,570	26,861	24,343
PROVISION FOR INCOME TAXES	12,641	12,266	10,507

NET INCOME	$13,929	$14,595	$13,836

NET INCOME PER SHARE INFORMATION:
Basic	$0.38	$0.41	$0.39
Diluted	$0.36	$0.38	$0.36
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	36,498	35,895	35,459
Diluted	39,512	41,908	41,425
Cash dividends declared per common share	$0.07	$—	$—

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(In Thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	AOCI(1)	Total
Balance at January 1, 2008	35,277	—	$353	$231,984	$51,341	$—	$4	$283,682
Comprehensive income:
Net income	—	—	—	—	13,836	—	—	13,836
Foreign currency translation adjustment	—	—	—	—	—	—	(2,687)	(2,687)

Total comprehensive income	—	—	—	—	13,836	—	(2,687)	11,149

Excess tax benefits from share-based compensation	—	—	—	308	—	—	—	308
Common stock issued under share-based compensation plans	381	—	4	2,521	—	—	—	2,525
Share-based compensation	—	—	—	2,831	—	—	—	2,831
Balance at December 31, 2008	35,658	—	357	237,644	65,177	—	(2,683)	300,495
Comprehensive income:
Net income	—	—	—	—	14,595	—	—	14,595
Foreign currency translation adjustment	—	—	—	—	—	—	868	868

Total comprehensive income	—	—	—	—	14,595	—	868	15,463

Excess tax benefits from share-based compensation	—	—	—	784	—	—	—	784
Common stock issued under share-based compensation plans	292	61	5	1,934	—	924	—	2,863
Common stock repurchased under share-based compensation plans	—	(117)	—	—	—	(1,782)	—	(1,782)
Conversion of convertible notes (Note 5)	3	—	—	32	—	—	—	32
Share-based compensation	285	—	—	8,543	—	—	—	8,543
Balance, December 31, 2009	36,238	(56)	362	248,937	79,772	(858)	(1,815)	326,398
Comprehensive income:
Net income	—	—	—	—	13,929	—	—	13,929
Foreign currency translation adjustment	—	—	—	—	—	—	(156)	(156)

Total comprehensive income	—	—	—	—	13,929	—	(156)	13,773

Tax deficiency from share-based compensation	—	—	—	(211)	—	—	—	(211)
Common stock issued under share-based compensation plans	497	219	5	(1,478)	—	2,933	—	1,460
Common stock repurchased under share-based compensation plans	—	(76)	—	—	—	(948)	—	(948)
Share repurchases (Note 7)	—	(3,382)	—	—	—	(43,212)	—	(43,212)
Conversion of convertible notes (Note 5)	2,328	—	24	27,144	—	—	—	27,168
Dividends declared (Note 7)	—	—	—	—	(2,632)	—	—	(2,632)
Share-based compensation	—	—	—	6,727	—	—	—	6,727
Balance at December 31, 2010	39,063	(3,295)	$391	$281,119	$91,069	$(42,085)	$(1,971)	$328,523
(1)
AOCI—Accumulated Other Comprehensive Income (Loss)

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,929	$14,595	$13,836
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) expense for deferred income taxes	(87)	1,276	938
Depreciation and software amortization	20,391	18,775	16,302
Benefit related to embedded option	(738)	(1,610)	(1,610)
Amortization of intangible assets	9,190	7,409	9,051
Share-based compensation expense	6,727	8,543	2,831
Provision for bad debts	2,146	1,732	1,678
Other, net	463	597	1,277
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(17,011)	3,520	(16,919)
Prepaid expenses and other assets	18	(11)	885
Accounts payable and other liabilities	(1,117)	(1,255)	4,566
Deferred revenue	662	(1,603)	1,130
Excess tax benefit related to share-based compensation	—	(579)	(95)
Other	(136)	433	348

Net cash provided by operating activities	34,437	51,822	34,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,092)	(10,301)	(14,539)
Internally developed software costs	(8,131)	(7,562)	(6,562)
Cash paid for business acquisition, net of cash acquired	(51,548)	—	(4,762)
Other investing activities, net	11	302	38

Net cash used in investing activities	(70,760)	(17,561)	(25,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	78,000	—	3,000
Payments on revolver	(11,000)	—	(3,000)
Debt issuance costs	(1,460)	—	(795)
Payments under long-term obligations	(27,508)	(6,065)	(4,037)
Excess tax benefit related to share-based compensation	—	579	95
Common stock repurchases (Note 7)	(44,160)	(1,782)	—
Cash dividends paid (Note 7)	(2,632)	—	—
Proceeds from issuance of common stock under share-based compensation plans	1,460	2,863	2,525

Net cash used in financing activities	(7,300)	(4,405)	(2,212)

Effect of exchange rate changes on cash	76	124	(590)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,547)	29,980	5,591
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48,986	19,006	13,415

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,439	$48,986	$19,006

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

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

Nature of Operations

        We are a provider of integrated technology solutions for the legal profession. Our solutions streamline the administration of bankruptcy, litigation, financial transactions and regulatory compliance matters. We offer innovative technology solutions for e-discovery, document review, legal notification, claims administration and controlled disbursement of funds. Our clients include leading law firms, corporate legal departments, bankruptcy trustees, government agencies, mortgage processors, financial institutions, and other professional advisors who require innovative technology, responsive service and deep subject-matter expertise.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and in banks and all liquid investments with original maturities of three months or less at the time of purchase.

Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review accounts receivable by amounts due from customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations.

Internally Developed Software Costs

        Certain internal software development costs incurred in the creation of computer software products for sale, lease or otherwise to be marketed are capitalized once technological feasibility has been established. Capitalized costs are amortized; beginning in the period the product is available for general release, based on the ratio of current revenue to current and estimated future revenue for each product with minimum annual amortization equal to the straight-line amortization over the remaining estimated economic life of the product. Certain internal software development costs incurred in the creation of computer software products for internal use are capitalized when the preliminary project phase is complete and when management, with the relevant authority, authorizes and commits funding to the project and it is probable the project will be completed and the software will be used to perform the function intended. Capitalized costs are amortized, beginning in the period each module or

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

component of the product is ready for its intended use, on a straight-line basis over the estimated economic life of the product.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Our recognized goodwill totaled $294.8 million as of December 31, 2010. As of July 31, 2010, which is the date of our most recent impairment test, the fair value of each of our reporting units was substantially in excess of the carrying value of the reporting unit, except for the bankruptcy trustee management reporting unit, which had $74.9 million of goodwill allocated to it. The fair value of this reporting unit exceeded its carrying value by approximately 14%. The discount rate used in the income approach for the trustee management reporting unit, evaluated at July 31, 2010, was 12.3%. An increase to the discount rate of 1% would have lowered the fair value determined under the income approach for this reporting unit by approximately $12.0 million, or 12%, which, with all other variables remaining the same, would result in the fair value of this reporting unit exceeding its carrying value by 1%. In connection with the acquisition of Jupiter eSources LLC on October 1, 2010, as described in Note 13, we recognized $30.7 million of goodwill, which is allocated to the bankruptcy segment.

Impairment of Long-lived Assets

        Identifiable intangible assets, resulting from various business acquisitions, consist of customer relationships, agreements not to compete, and trade names. Our customer relationships, agreements not to compete, and one of our trade name intangible assets have finite lives, and are amortized over their estimated economic benefit period, generally from five to ten years. These definite lived intangible assets are tested annually for impairment and also reviewed for impairment whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable. If we were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset's remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from our annual assessment, or other events and circumstances, may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge.

        Our trade name identifiable intangible asset recognized in connection with the 2010 acquisition of Jupiter eSources LLC was determined to have an indefinite life. Intangible assets with indefinite lives are not amortized and are tested annually for impairment and also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset might not be recoverable. Impairment of identifiable intangible assets with indefinite lives occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset's carrying amount is reduced to its fair value.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

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

DECEMBER 31, 2010, 2009 AND 2008

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

  •
  Monitoring and noticing fees earned based on monthly or on-demand requests for information provided through our AACER® software product.

Non-Software Arrangements

        Services related to eDiscovery and settlement administration are billed based on volume. For these contractual arrangements, we have identified each deliverable service element. Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables. We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such similar services. Lastly, our arrangements do not include general rights of return. Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value of each unit of accounting, which is generally consistent with the stated prices in our arrangements. As we have evidence of an

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

arrangement, revenue for each separate unit of accounting is recognized each period. Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured. Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit or deferred revenue on our Consolidated Balance Sheets until all revenue recognition criteria have been satisfied.

Software Arrangements

        For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support services, all at no charge to the trustee. The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement. We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits held by the trustees with that financial institution related to the software license, hardware lease, hardware maintenance, and postcontract customer support services. Since we have not established vendor specific objective evidence of the fair value of the software license, we do not recognize any revenue on delivery of the software. The software element is deferred and included with the remaining undelivered elements, which are postcontract customer support services. This revenue, when recognized, is included as a component of "Case management services revenue" in the Consolidated Statements of Income. Revenue related to postcontract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution. Accordingly, we recognize this contingent usage based revenue as the fee becomes fixed or determinable at the time actual usage occurs and collectability is probable. This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other revenue recognition criteria since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

        We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers; and hardware maintenance. We retain ownership of all hardware provided and we account for this hardware as a lease. As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease. Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease. Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals; which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur. This occurs at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured. This revenue, which is less than ten percent of our total revenue for the years ended December 31, 2010, 2009 and 2008, is included in the Consolidated Statements of Income as a component of "Case management services" revenue.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reimbursements

        We have revenue related to the reimbursement of certain costs, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Consolidated Statements of Income as "Operating revenue from reimbursed direct costs" and as "Reimbursed direct costs".

Costs Related to Contract Acquisition, Origination, and Set-up

        We expense contract acquisition, origination, and set-up costs as incurred.

Depreciation and Software and Leasehold Amortization

        The caption "Depreciation and software and leasehold amortization" in the accompanying Consolidated Statements of Income includes costs that are directly related to services of approximately $10.8 million, $10.6 million, and $9.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

        When calculating incremental shares related to outstanding stock options, we had previously applied the treasury stock method. The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits, net of tax deficiencies, that would be credited to additional paid-in capital on exercise of the awards, are used to repurchase outstanding shares at the average market price for the period.

        Based upon new guidance which was effective January 1, 2009, we determined that the nonvested share awards (also referred to as restricted stock awards) which we began to issue in 2009 are participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net income per share is calculated under the two-class method calculation. In determining the number of diluted shares outstanding, we are required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation. For the years ended December 31, 2010 and 2009, the two-class method calculation was more dilutive; therefore, the diluted net income per share calculation for those years is presented following the two-class method. There was no impact to our calculation for the year ended December 31, 2008, as we did not have any participating securities outstanding during that period.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

        Our chief operating decision maker, which consists of our executive committee, considers how we organize our business internally for making operating decisions and assessing business performance to determine our reportable segments.

Foreign Currency Translation

        Local currencies are the functional currencies for our operating subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are part of accumulated other comprehensive loss and are included as a separate component of stockholders' equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of significant value are translated as of the date of the transactions for these subsidiaries; however, day to day operational transactions are translated at average rates of exchange. As of December 31, 2010, 2009 and 2008, cumulative translation adjustments included in accumulated other comprehensive loss were $2.0 million, $1.8 million, and $2.7 million, respectively.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements Not Yet Adopted

        In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

        In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements as our software arrangements are not tangible products with software components.

        In December 2010, the FASB issued new standards that amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt this guidance in fiscal year 2011. We do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements as we do not have any reporting units with zero or negative carrying amounts as of our last impairment test.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 2: PROPERTY AND EQUIPMENT

        Property and equipment, including leasehold improvements and purchased software, are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful life of each asset or, for leasehold improvements, the lesser of the lease term or useful life. The classification of property and equipment and the related estimated useful lives is as follows:

	December 31,
			Estimated Useful Life
	2010	2009
	(in thousands)
Land	$192	$192
Building and building and leasehold improvements	13,384	12,736	3 - 30 years
Furniture and fixtures	3,489	2,976	5 - 7 years
Computer and purchased software	64,367	54,671	2 - 5 years
Transportation equipment	7,522	7,523	3 - 5 years
Operations equipment	6,118	5,784	3 - 5 years
Construction in progress	3,420	684

	98,492	84,566
Accumulated depreciation and amortization	(57,234)	(44,561)

Property and equipment	$41,258	$40,005

        Computer and purchased software includes property acquired under capital leases. As of December 31, 2010 and 2009, assets acquired under capital leases had a historical cost basis of $14.7 million and $10.8 million, respectively, and accumulated amortization of $6.6 million and $4.7 million, respectively.

NOTE 3: INTERNALLY DEVELOPED SOFTWARE

        The following is a summary of internally developed software capitalized:

	Year Ended December 31,
	2010	2009
	(in thousands)
Amounts capitalized, beginning of year	$39,249	$32,055
Development costs capitalized	8,131	7,562
Foreign currency translation	(17)	22
Acquired software	2,880	—
Dispositions	(1,194)	(390)

Amounts capitalized, end of year	49,049	39,249
Accumulated amortization, end of year	(29,390)	(25,517)

Software development costs, net	$19,659	$13,732

        Included in the above are capitalized software development costs for unreleased products of $6.7 million and $5.8 million at December 31, 2010 and 2009, respectively. During the years ended December 31, 2010, 2009 and 2008, we recognized amortization expense related to capitalized software development costs of $5.1 million, $4.8 million, and $5.5 million, respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill for 2010 and 2009 was as follows:

	eDiscovery	Bankruptcy	Settlement Administration	Total
	(in thousands)
Balance as of December 31, 2008	$79,586	$151,438	$32,847	$263,871
Foreign currency translation	368	—	—	368

Balance as of December 31, 2009	79,954	151,438	32,847	264,239
Acquisitions	—	30,678	—	30,678
Foreign currency translation and other	(128)	—	—	(128)

Balance as of December 31, 2010	$79,826	$182,116	$32,847	$294,789

        The increase in goodwill in 2010 resulted from the October 2010 acquisition of Jupiter eSources LLC, discussed further in Note 13.

        Identifiable intangible assets as of December 31, 2010 and December 31, 2009 consisted of the following:

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets:
Customer relationships	$63,902	$32,007	$40,057	$25,880
Trade names	745	745	745	745
Non-compete agreements	30,838	25,587	27,910	22,563
Non-amortizing intangible assets:
Trade names	6,434	—	—	—

	$101,919	$58,339	$68,712	$49,188

        Customer relationships and non-compete agreements carry a weighted average life of six years and seven years, respectively. The AACER® trade name acquired in 2010 was determined to have an indefinite life and is not amortized. Aggregate amortization expense related to amortizing intangible assets was $9.2 million, $7.4 million, and $9.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The following table outlines the estimated future amortization expense related to amortizing intangible assets held at December 31, 2010:

Year Ending December 31,	(in thousands)
2011	$14,016
2012	10,398
2013	6,883
2014	3,361
2015	2,568

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 4: GOODWILL AND INTANGIBLE ASSETS (Continued)

        The increase in identifiable intangible assets in 2010 resulted from the acquisition of Jupiter eSources LLC, discussed further in Note 13. See Note 1 for further discussion of goodwill and identifiable intangible assets.

NOTE 5: LONG-TERM OBLIGATIONS

        The following is a summary of long-term obligations outstanding:

	Year Ended December 31,
	2010	2009
	(in thousands)
Contingent convertible subordinated notes, including embedded option	$—	$50,706
Senior revolving loan	67,000	—
Capital leases	7,055	5,190
Acquisition-related liabilities	15,750	2,902

Total long-term obligations, including current portion	89,805	58,798
Current maturities of long-term obligations	(2,945)	(54,144)

Long-term obligations	$86,860	$4,654

Credit Facilities

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

        Borrowings under the senior revolving loan bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at prime rate plus 100 to 200 basis points; (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 225 to 325 basis points. At December 31, 2010, borrowings of $67.0 million under this facility had a weighted average interest rate of 2.50%. The average amount of borrowings under this facility in 2010 was $53.8 million, at a weighted average interest rate of 2.74%. The maximum month-end amount outstanding during 2010 was $67.0 million. At December 31, 2010, the amount available for borrowings under the credit facility is reduced by the $67.0 million outstanding and $1.1 million in outstanding letters of credit. No amounts were borrowed under the senior revolving loan as of December 31, 2009.

        The credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization, and other adjustments as defined in the agreement, and total debt. In addition, the credit facility also contains financial covenants related to senior debt, fixed

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

charges, and working capital. As of December 31, 2010, significant financial covenants, all as defined in our credit facility agreement, include a leverage ratio not to exceed 3.00 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00. As of December 31, 2010 and 2009, we were in compliance with all financial covenants.

Contingent Convertible Subordinated Notes

        On or about June 11, 2010, prior to the maturity date, $27.2 million of contingent convertible subordinated notes ("convertible notes") were converted into 2.3 million shares of common stock at a conversion price of $11.67. On June 15, 2010, the convertible notes matured, resulting in a cash payment of $22.8 million, plus accrued interest. The original $50.0 million of convertible notes were issued in June 2004 with a fixed 4% per annum interest rate and an original maturity of June 15, 2007. The holders of the convertible notes had the right to extend the maturity date by up to three years. In April 2007, the holders exercised this right and the maturity date of the convertible notes was extended to June 15, 2010.

        The right to extend the maturity of the convertible notes was accounted for as an embedded option subject to bifurcation. The embedded option was initially valued at $1.2 million and the convertible notes balance was reduced by the same amount. In April 2007, the holders of the convertible notes exercised their right to extend and we performed a final valuation to estimate the fair value of the embedded option as of the approximate date of the extension. The estimated fair value of the embedded option at that date, included as a component of the convertible notes, was approximately $4.8 million. The $4.8 million estimated fair value of the embedded option was amortized as a credit to "Interest expense" on the Consolidated Statements of Income over the period to the extended maturity, which was June 15, 2010. The balance of this embedded option was included as a component of "Current maturities of long-term obligations" on the Consolidated Balance Sheet at December 31, 2009, and was fully amortized at the maturity date.

        Upon conversion of $27.2 million of the notes, we recognized a nominal gain related to the remaining unamortized embedded option value associated with the converted notes in the year ended December 31, 2010. During the third quarter of 2009, a nominal principal amount of the notes were converted into shares of common stock. As a result of this conversion, we recognized a nominal gain in the third quarter of 2009 related to the unamortized embedded option value associated with the converted notes. The above changes related to the carrying value of the convertible notes, the estimated fair value of the embedded option, the amortization of the fair value of the embedded option, and recognition of nominal gain upon conversion did not affect our cash flow.

Capital Leases

        We lease certain property and software under capital leases that expire during various years through 2014.

Acquisition-related Liabilities

        In 2008 we had an acquisition for which a portion of the purchase price was deferred. These deferred payments, which are either non-interest bearing or have a below market interest rate, have

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

been discounted using an appropriate imputed interest rate. As of December 31, 2010 and 2009, the discounted value of the remaining note payments, for which the final payment is due in 2011, was approximately $0.5 million and $2.9 million, respectively, of which approximately $0.5 million and $2.4 million, respectively, was classified as "Current maturities of long-term obligations" in the Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.

        In the fourth quarter of 2010, in connection with the acquisition of Jupiter eSources LLC, we incurred a liability related to contingent consideration for an earn-out opportunity based on future revenue growth. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $20 million over a four year period. We estimated the fair value of the contingent consideration using probability assessments of projected revenue over the earn-out period, and applied an appropriate discount rate based upon the weighted average cost of capital. This fair value is based on significant inputs not observable in the market. We have recognized the fair value of approximately $7.2 million of the contingent consideration in "Long-term obligations" on the Consolidated Balance Sheet at December 31, 2010, and subsequent fair value changes, measured quarterly, up to the ultimate amount paid, will be recognized in earnings.

        In connection with the acquisition of Jupiter eSources LLC, we withheld a portion of the purchase price for any claims for indemnification and purchase price adjustments. This holdback has been discounted using an appropriate imputed interest rate and $8.1 million is recorded in "Long-term obligations" on the Consolidated Balance Sheet at December 31, 2010.

Scheduled Principal Payments

        Our long-term obligations, consisting of our senior revolving loan, acquisition-related liabilities, and capitalized leases, mature as follows for years ending December 31:

(in thousands)
2011	$2,945
2012	12,559
2013	3,166
2014	69,708
2015	1,427

Total	$89,805

NOTE 6: OPERATING LEASES

        We have non-cancelable operating leases for office space at various locations expiring at various times through 2016. Each of the leases requires us to pay all executory costs (property taxes, maintenance and insurance). Certain of our lease agreements provide for scheduled rent increases during the lease term. Rent expense is recognized on a straight-line basis over the lease term. Landlord provided tenant improvement allowances are recorded as a liability and amortized as a reduction to rent expense. Additionally, we have non-cancelable operating leases for office equipment and automobiles expiring through 2013.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 6: OPERATING LEASES (Continued)

        Future minimum lease payments during the years ending December 31 are as follows:

Total Future Minimum Lease Payments
(in thousands)
2011	$7,300
2012	6,143
2013	5,680
2014	5,117
2015	2,447
Thereafter	86

Total minimum lease payments	$26,773

        Expense related to operating leases for the years ended December 31, 2010, 2009 and 2008 was approximately $10.2 million, $8.7 million, and $5.2 million, respectively; net of sublease income of $-0-, $1.0 million, and $1.2 million, respectively.

NOTE 7: STOCKHOLDERS' EQUITY

        On February 8, 2008, at a Special Meeting of the Shareholders of Epiq Systems, Inc., shareholders approved an amendment to our articles of incorporation to increase the authorized number of shares of common stock from 50,000,000 to 100,000,000.

Share Repurchase

        During 2010, our board of directors authorized $70.0 million for share repurchases. Through December 31, 2010, we purchased 3.4 million shares of common stock for $43.2 million, at a weighted average cost of approximately $12.80 per share.

        We also have a policy that requires shares to be repurchased by the company to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Dividend

        For the first time in our history, we declared and paid cash dividends in fiscal 2010. On June 23, 2010 our board of directors declared our first cash dividend of $0.035 per share, payable on August 12, 2010 to shareholders of record at the close of business on July 15, 2010. On September 21, 2010, our board of directors declared another cash dividend of $0.035 per share, payable on November 18, 2010 to shareholders of record at the close of business on October 28, 2010.Total dividends declared and paid in 2010 totaled $0.07 per outstanding common share.

        On January 17, 2011, our board of directors declared a cash dividend of $0.035 per outstanding common share, which was paid on February 17, 2011 to shareholders of record on January 27, 2011.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 8: EMPLOYEE BENEFIT PLANS

Stock Purchase Plan

        We have an employee stock purchase plan that allows employees to purchase shares of our common stock through payroll deduction. The purchase price for all employee participants is based on the closing bid price on the last business day of the month.

Defined Contribution Plan

        We have a defined contribution 401(k) plan that covers substantially all employees. We match 60% of the first 10% of employee contributions and also have the option of making discretionary contributions. Our plan expense was approximately $1.4 million, $1.2 million, and $1.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1. Our Level 3 liability is valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the contingent consideration.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 9: FINANCIAL INSTRUMENTS AND CONCENTRATIONS (Continued)

        As of December 31, 2010 and 2009, our assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows:

		Estimated Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2010:
Assets:
Money market funds	$54	$54	$—	$—

Liabilities:
Contingent consideration(1)	$7,166	$—	$—	$7,166

December 31, 2009:
Financial Assets:
Money market funds	$44,428	$44,428	$—	$—

(1)
The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with our acquisition of Jupiter eSources LLC that is contingent based upon future revenue growth. We estimated the fair value using projected revenue over the earn-out period, and applied a discount rate to the projected earn-out payments that approximated the weighted average cost of capital.

        As of December 31, 2010 and 2009, the carrying value of our trade accounts receivable, accounts payable, certain other liabilities, deferred acquisition price payments, contingent consideration, and capital leases approximated fair value. The carrying value of the embedded option related to our convertible notes approximated fair value at December 31, 2009, and was fully amortized as of December 31, 2010. At December 31, 2010, the amount outstanding under our credit facility was $67.0 million, which approximated fair value due to the borrowing rates currently available to the company for debt with similar terms.

        At December 31, 2010 there was no convertible debt outstanding. As of December 31, 2009, the carrying value of convertible debt was approximately $50.0 million. The fair value of the convertible debt was estimated at $59.9 million as of December 31, 2009. This amount was estimated by taking the outstanding convertible debt, divided by the conversion price of $11.67 per share, to arrive at an estimated number of shares that would be issued assuming conversion of all of the notes. The estimated number of shares was then multiplied by the closing price of our common stock on December 31, 2009 to arrive at an estimate of the fair value of our convertible debt at that time.

Significant Customer and Concentration of Credit Risk

        During the years ended December 31, 2010, 2009 and 2008, less than 1%, 12% and 22%, respectively, of our consolidated revenue was derived from a contract with IBM in support of the

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 9: FINANCIAL INSTRUMENTS AND CONCENTRATIONS (Continued)

national analog to digital television conversion program, which was launched in the fourth quarter of 2007. This revenue was recognized in our settlement administration segment. Accounts receivable related to this contract represented approximately 1% of our accounts receivable balance at December 31, 2009, and there were no receivables related to this contract in our accounts receivable balance at December 31, 2010. The contract was substantially completed in 2009.

NOTE 10: INCOME TAXES

        Income before income taxes consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Income before income taxes
United States	$23,880	$27,561	$23,153
Foreign	2,690	(700)	1,190

Total	$26,570	$26,861	$24,343

        The provision for income taxes included the following:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Provision for income taxes
Currently payable income taxes
Federal	$6,247	$6,536	$7,677
State	5,366	4,205	1,368
Foreign	1,115	249	524

Total	12,728	10,990	9,569

Deferred income taxes
Federal	1,325	1,909	(157)
State	(1,368)	(421)	1,283
Foreign	(44)	(212)	(188)

Total	(87)	1,276	938

Provision for income taxes	$12,641	$12,266	$10,507

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 10: INCOME TAXES (Continued)

        A reconciliation of the provision for income taxes at the statutory rate of 35% to the provision for income taxes at our effective rate is shown below:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Computed at the statutory rate	$9,300	$9,402	$8,520
Change in taxes resulting from:
State income taxes, net of federal tax effect	2,599	2,460	1,723
Non-deductible compensation	587	935	—
Permanent differences	178	238	668
Foreign tax and change in foreign valuation allowance	129	281	(75)
Research and development credits	(437)	(846)	(255)
Other	285	(204)	(74)

Provision for income taxes	$12,641	$12,266	$10,507

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities on the accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,305	$1,382
Share-based compensation	7,919	6,362
Contingent convertible subordinated notes	—	279
Intangible assets	848	46
Deferred rent	1,223	1,306
Accrued liabilities	1,872	1,363
Foreign loss carryforwards	176	113
State net operating loss carryforwards	204	130
Valuation allowances	(176)	(113)

Total deferred tax assets	13,371	10,868

Deferred tax liabilities:
Prepaid expenses	(1,484)	(1,385)
Intangible assets	(20,414)	(20,285)
Property and equipment and software development costs	(12,518)	(10,230)
Other	(162)	(267)

Total deferred tax liabilities	(34,578)	(32,167)

Net deferred tax liability	$(21,207)	$(21,299)

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 10: INCOME TAXES (Continued)

        In 2010, we applied for the Kansas High Performance Incentive Program ("HPIP") tax credit in conjunction with investments made in our Kansas facilities. During 2010, we accrued $0.2 million of HPIP credits that will be available to offset our 2011 and future Kansas income tax. The credit may be carried forward for a period of ten years provided we continue to meet the HPIP certification requirements.

        As of December 31, 2010, we had as filed state and local operating loss carryforwards of $0.2 million. These carryforwards expire in varying amounts in years 2022 through 2030. Management believes that it is more likely than not that we will be able to utilize these carryforwards and, therefore, no valuation allowance is necessary.

        During 2010 we recorded a $0.1 million valuation allowance relating to net operating losses generated by our Hong Kong operations. The cumulative $0.2 million valuation allowance offset a $0.2 million deferred tax asset associated with a $1.1 million net operating loss carryforward. The valuation allowance will be released when management believes it is more likely than not that based on the available positive and negative evidence the deferred tax asset will be realizable. Hong Kong net operating losses have an unlimited carryover period.

        The net deferred tax liability is presented on the Consolidated Balance Sheets as follows:

	December 31,
	2010	2009
	(in thousands)
Other current assets	$2,952	$962
Long-term deferred income tax liability	(24,159)	(22,261)

Net deferred tax liability	$(21,207)	$(21,299)

        U.S. income and foreign withholding taxes have not been recognized on the excess of earnings for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such earnings become subject to U.S. taxation upon the remittance of dividends or a sale or liquidation of the foreign subsidiary. The amount of such excess totaled approximately $4.3 million at December 31, 2010. It is not practicable to estimate the amount of any deferred tax liability related to this amount.

        As of December 31, 2010, 2009, and 2008, the gross amount of unrecognized tax benefits, including penalty and interest, was approximately $2.9 million, $7.8 million, and $6.3 million, respectively. If recognized, approximately $2.3 million, $6.6 million, and $5.7 million would have affected our effective tax rate in 2010, 2009, and 2008, respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 10: INCOME TAXES (Continued)

        The following table summarizes the activity related to our gross unrecognized tax benefits excluding interest and penalties (in thousands):

	2010	2009	2008
Unrecognized Tax Benefits as of January 1	$6,574	$5,197	$4,505
Gross increases for prior year tax positions	952	406	174
Gross decreases for prior year tax positions	(836)	(401)	(381)
Gross increase for current year tax positions	368	2,384	1,639
Settlements	(4,005)	—	—
Lapse of statute of limitations	(798)	(1,012)	(740)

Unrecognized Tax Benefits at December 31	$2,255	$6,574	$5,197

        We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, Hong Kong, Belgium, and various state jurisdictions. We have also made an evaluation of the potential impact of assessments by state jurisdictions in which we have not filed tax returns.

        During 2010, we reached a final settlement with New York State relating to our 2003 - 2008 income tax returns. We also filed the 2009 New York State and 2003 - 2009 New York City tax returns reflecting the outcome of the state examination. We had previously accrued for these uncertain tax positions and, as a result, the resolution of these matters did not have a material effect on the provision for income taxes. The result of the settlement was comprised of approximately $4.0 million of gross unrecognized tax benefits and $0.9 million of accrued interest.

        In November 2010, we also entered into a separate tentative settlement with New York State for investment tax credits and employer incentive credits relating to our New York operations for 2005 - 2008. As of December 31, 2010, the agreement was not finalized. We believe the agreement will be finalized in 2011 and it is reasonably possible that we will recognize $0.5 million of unrecognized tax benefits relating to this agreement within the next twelve months. If recognized, $0.3 million would affect our effective tax rate.

        As of December 31, 2010, the 2007 - 2009 federal, state and foreign tax returns are subject to examination. In addition, the 2006 statute of limitations remains open in certain state and foreign jurisdictions, and the New York State statute is open only with respect to our 2005 outstanding investment tax credit refund claim. As of December 31, 2010, it is reasonably possible that approximately $0.8 million of unrecognized tax benefits will be recognized in the following twelve months due to the closing of 2006 and 2007 years for federal and state jurisdictions, and recognizing the previously discussed New York investment tax credit of which $0.6 million would affect our effective tax rate.

        We have classified interest and penalties as a component of income tax expense. Estimated interest and penalties classified as a component of income tax expense during 2010, 2009 and 2008 totaled $0.4 million, $0.1 million and $0.1 million, respectively. Accrued interest and penalties, included as a component of "Other long-term liabilities" on the accompanying Consolidated Balance Sheets, totaled $0.4 million and $0.2 million, respectively, as of December 31, 2010. As of December 31, 2009, the accrued interest and penalties were $1.0 million and $0.2 million respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

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

        Based upon new guidance effective January 1, 2009, we determined that the nonvested share awards (also referred to as restricted stock awards), which we began to issue in 2009 are participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net income per share is calculated under the two-class method calculation. In determining the number of diluted shares outstanding, we are required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation. For the years ended December 31, 2010 and 2009, the two-class method calculation was more dilutive; therefore, the diluted net income per share information below is presented following the two-class method. There was no impact to our calculation for the year ended December 31, 2008, which was completed using the treasury stock method, as we did not have any participating securities outstanding during that period.

        The computation of basic and diluted net income per share for the years ended December 31, 2010 and 2009 was as follows:

	Year ended December 31, 2010			Year ended December 31, 2009
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)
Net income	$13,929			$14,595
Less: amounts allocated to nonvested shares(1)	(87)			(57)

Basic net income available to common stockholders	13,842	36,498	$0.38	14,538	35,895	$0.41

Effect of dilutive securities:
Stock options	—	1,092		—	1,729
Convertible debt	537	1,922		1,209	4,284
Add-back: amounts allocated to nonvested shares(1)	87	—		57	—
Less: amounts re-allocated to nonvested shares	(86)	—		(56)	—

Diluted net income available to common stockholders	$14,380	39,512	$0.36	$15,748	41,908	$0.38

(1)
Amounts allocated to holders of nonvested shares are calculated based upon a weighted average percentage of nonvested shares that are participating securities in relation to total shares outstanding.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 11: NET INCOME PER SHARE (Continued)

        The computation of basic and diluted net income per share for the year ended December 31, 2008 is as follows:

	Year ended December 31, 2008
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
Basic net income available to common stockholders	$13,836	35,459	$0.39

Effect of dilutive securities:
Stock options	—	1,680
Convertible debt	1,212	4,286

Diluted net income available to common stockholders	$15,048	41,425	$0.36

        For the years ended December 31, 2010, 2009 and 2008 weighted-average outstanding stock options totaling approximately 3.1 million, 2.4 million and 1.9 million shares of common stock, respectively, were antidilutive and, therefore not included in the computation of diluted net income per share.

NOTE 12: SHARE-BASED COMPENSATION

        Share-based compensation is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period. See Note 1 for additional information.

        The following table presents total share-based compensation expense, which is a non-cash charge, included in the Consolidated Statements of Income:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Direct cost of services	$222	$427	$814
General and administrative	6,505	8,116	2,017

Pre-tax share-based compensation expense	6,727	8,543	2,831
Income tax benefit	(2,112)	(2,375)	(1,050)

Total share-based compensation expense, net of tax	$4,615	$6,168	$1,781

        Share-based compensation expense was adjusted for stock options and awards that we estimate will be forfeited prior to vesting. We use historical information to estimate employee termination and the resulting forfeiture rate. As of December 31, 2010, there was $5.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 2.5 years. The increase in share-based compensation

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 12: SHARE-BASED COMPENSATION (Continued)

expense in 2009 was the result of the timing of grants. There were no share-based awards granted to executive management in fiscal year 2008.

        The 2004 Equity Incentive Plan, as amended (the "2004 Plan") limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and nonvested share (commonly referred to as restricted stock) awards stock to 7,500,000 shares. Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable or is forfeited will generally be available for further grants. At December 31, 2010, there were approximately 900,000 shares of common stock available for future equity-related grants under the 2004 Plan.

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

        Although various forms of equity instruments may be issued, through December 31, 2010 we have only issued incentive stock options, nonqualified stock options, and nonvested share awards under the 2004 Plan.

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

        The estimated fair value of stock options is determined using the Black-Scholes valuation model. Key inputs and assumptions to estimate the fair value of stock options include the grant price of the award, the expected option term, the volatility of the company's stock, the risk-free interest rate, and the company's dividend yield. We estimate our expected volatility based on implied volatilities from traded options on our stock and on our stock's historical volatility. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by individuals who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the company.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 12: SHARE-BASED COMPENSATION (Continued)

        The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used and the weighted-average fair value per option granted.

	Year Ended December 31,
	2010	2009	2008
Expected life of stock option (years)	6.5	6.4	5.0
Expected volatility	37%	41%	41%
Risk-free interest rate	2.7%	3.0%	2.7%
Dividend yield	0.63%	0%	0%
Weighted average grant-date fair value	$4.68	$6.84	$5.82

        We have estimated the expected term of our stock options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior. The expected volatility is estimated based upon implied volatilities from traded stock options on our stock and on our stock's historical volatility, based on daily stock prices. The expected risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

        A summary of option activity during the year ended December 31, 2010 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	7,756	$11.79
Granted	102	11.81
Exercised	(351)	6.42
Forfeited	(232)	14.61
Expired	(154)	13.86

Outstanding, end of period	7,121	$11.92	4.84	$16,762

Options vested and expected to vest, end of period	7,017	$11.88	4.80	$16,714

Options exercisable, end of period	6,063	$11.43	4.42	$16,293

        The aggregate intrinsic value was calculated using the difference between the December 31, 2010 market price and the grant price for only those awards that have a grant price that is less than the December 31, 2010 market price.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 12: SHARE-BASED COMPENSATION (Continued)

        The following table summarizes information about stock options outstanding as of December 31, 2010 (in thousands, except contractual life and price data):

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life (in years)
Range of Exercise Prices	Number Outstanding		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$7.66 to $10.05	1,808	3.44	$8.84	1,808	$8.84
$10.06 to $11.00	1,959	3.85	10.65	1,927	10.65
$11.01 to $14.27	1,970	5.64	12.92	1,560	12.87
$14.28 to $18.15	1,384	6.94	16.33	768	16.58

	7,121	4.84	11.92	6,063	11.43

Exercises of Stock Options

        The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $2.2 million, $2.7 million and $3.2 million, respectively. During the years ended December 31, 2010, 2009 and 2008 we received cash for payment of the grant price of exercised stock options of approximately $1.5 million, $2.9 million and $2.5 million, respectively, and we anticipate we will realize a tax benefit related to these exercised stock options of approximately $3.8 million, $2.7 million and $0.4 million, respectively. The cash received for payment of the grant price is included as a component of cash flows from financing activities. The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flows from financing activities on the consolidated statement of cash flows, and the remainder of the tax benefit is included as a component of cash flows from operating activities.

        We settle stock option exercises and nonvested share awards with newly issued common shares or treasury stock.

Nonvested Share Awards

        Nonvested share awards entitle the holder to shares of common stock as the award vests. In 2010 we granted 430,000 nonvested share awards at a weighted-average grant date price of $11.67 per share; 230,000 of these awards vested six months after the date of grant, and 200,000 of these awards vest 12 months after the date of grant upon achievement of a performance condition for the calendar year ending December 31, 2010. As of December 31, 2010 the performance condition had been met.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 13: ACQUISITIONS

Jupiter eSources LLC

        On October 1, 2010, we completed the acquisition of Jupiter eSources LLC, which includes the proprietary software product, AACER® (Automated Access to Court Electronic Records), that assists creditors including banks, mortgage processors, and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. The AACER® product electronically monitors developments in all U.S. bankruptcy courts and applies sophisticated algorithms to classify docket filings automatically in each case to facilitate the management of large bankruptcy claims operations. By implementing the AACER® solution, clients achieve greater accuracy in faster timeframes, with a significant cost savings compared to manual attorney review of each case in the portfolio.

        The purchase price of Jupiter was comprised of the following:

(in thousands)
Cash paid at closing	$51,600
Fair value of holdback	8,090
Working capital adjustment	539
Fair value of contingent consideration	7,166

Total preliminary purchase price	$67,395

        In connection with this acquisition, we withheld a portion of the purchase price for any claims for indemnification and purchase price adjustments. This holdback has been discounted using an appropriate imputed interest rate and $8.1 million is recorded in "Long-term obligations" on the Consolidated Balance Sheet at December 31, 2010.

        As a result of an earn-out opportunity based on future revenue growth that is part of this acquisition, we also have contingent consideration. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $20 million over a four year period. We have recognized the $7.2 million fair value of the contingent consideration in "Long-term obligations" on the Consolidated Balance Sheet at December 31, 2010. The fair value of the contingent consideration was determined by a present value calculation of the potential payouts based on projected revenue. Subsequent changes in fair value, which are measured quarterly, up to the ultimate amount paid, will be recognized in earnings.

        The transaction was funded from our credit facility. Transaction related costs, which were expensed during the period in which they were incurred, are reflected in "Other operating expense" in the Consolidated Statements of Income, and totaled $2.6 million for the year ended December 31, 2010 for this acquisition.

        Total purchase consideration has been allocated to the tangible and identifiable intangible assets and to liabilities assumed based on their respective fair values on the acquisition date. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but does not exceed 12 months. If new information is obtained about facts and circumstances that existed as of the acquisitions date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, we will

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 13: ACQUISITIONS (Continued)

retrospectively adjust the amounts recognized as of the acquisition date. The preliminary purchase price allocations are summarized in the following table:

(in thousands)
Tangible assets and liabilities
Current assets, including cash acquired	$1,733
Non-current assets	37
Current liabilities	(1,191)
Intangible assets	33,258
Software	2,880
Goodwill	30,678

Net assets acquired	$67,395

        Based on the preliminary results of an independent valuation, we have allocated approximately $33.3 million of the purchase price to acquired intangible assets, and $2.9 million of the purchase price to software. The following table summarizes the major classes of acquired intangible assets and software, as well as the respective weighted-average amortization periods:

Identifiable Intangible Assets	Amount (in thousands)	Weighted Average Amortization Period (Years)
Trade name	$6,434	Indefinite
Non-compete agreements	2,955	5.0
Customer relationships	23,869	5.0

Total identifiable intangible assets	$33,258

Software	Amount (in thousands)	Weighted Average Amortization Period (Years)
AACER® software application	$2,880	5.0

        The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value we placed on the AACER® product. We have allocated goodwill of $30.7 million related to this acquisition to our bankruptcy segment, which is deductible for tax purposes. The consolidated financial statements include the operating results of Jupiter from the date of acquisition.

        Pro forma information related to this acquisition is not presented because the impact of the acquisition on our consolidated results of operations was not considered to be significant.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 13: ACQUISITIONS (Continued)

Pinpoint Global Limited

        On April 4, 2008, our wholly-owned subsidiary, Epiq Systems Holding B.V., acquired all of the equity of Uberdevelopments Limited and its wholly-owned operating subsidiary, Pinpoint Global Limited (collectively, "Pinpoint"), an eDiscovery business with operations in the United Kingdom. The value of the transaction was $7.1 million, consisting of $4.9 million of cash, $1.7 million of deferred payments and $0.5 million of capitalized transaction costs. Certain revenue targets were satisfied as of September 30, 2008, and as of the second anniversary of the date of the agreement, which required additional payments of $0.6 million in the fourth quarter of 2008, and $1.2 million in the second quarter of 2010. These additional payments were recorded as purchase price adjustments. If certain other revenue targets are satisfied prior to the third anniversary date of the agreement, we are required to make an additional payment. We have determined that it is probable that these targets will be satisfied and have began accruing a liability for a total payment of approximately £200,000 (as of December 31, 2010 approximately $0.3 million, including interest). This amount is recorded as compensation expense over the contingency period.

        The allocation of the purchase price was as follows: $0.3 million to net assets, $1.1 million to customer contracts, $1.1 million to non-compete agreements, $0.7 million to establish a deferred tax liability related to the acquired intangible assets, and $5.3 million to goodwill. The purchase price in excess of the value of the acquired identifiable net assets reflects the strategic value we placed on Pinpoint as this acquisition facilitated the expansion of our eDiscovery business in the United Kingdom.

        The acquisition was accounted for using the purchase method of accounting with the operating results included in the accompanying Consolidated Financial Statements from the date of acquisition. The operating results of the acquired entities are included within our eDiscovery segment. The pro forma results of the acquired entity for the period from January 1, 2008 through the date of acquisition were not material to our consolidated results of operations.

NOTE 14: SEGMENT REPORTING

        We have three reporting segments: eDiscovery, bankruptcy, and settlement administration. Our eDiscovery business provides collections and forensics, processing, search and review, and document review services to companies and the litigation departments of law firms. Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient attorney review and data requests. Our bankruptcy business provides solutions and software that address the needs of trustees to administer bankruptcy proceedings, of debtor corporations that file a plan of reorganization, and assists creditors including banks, mortgage processors, and their administrative services professionals to streamline the processing of their portfolios of loans in bankruptcy cases. Our settlement administration segment provides managed services including legal notification, claims administration, project administration and controlled disbursement.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 14: SEGMENT REPORTING (Continued)

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

        Following is a summary of segment information for the year ended December 31, 2010. The intersegment revenues during 2010 related primarily to call center and printing services performed by the settlement administration segment for the bankruptcy segment.

	Year Ended December 31, 2010
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$81,130	$97,219	$39,246	$—	$217,595
Intersegment revenue	49	1	3,092	(3,142)	—

Operating revenue before reimbursed direct costs	81,179	97,220	42,338	(3,142)	217,595
Operating revenue from reimbursed direct costs	363	8,450	20,758	—	29,571

Total revenue	81,542	105,670	63,096	(3,142)	247,166
Direct costs, general and administrative costs	45,973	53,147	55,105	(3,142)	151,083

Segment performance measure	$35,569	$52,523	$7,991	$—	$96,083

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

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

	Year Ended December 31, 2008
	eDiscovery	Bankruptcy	Settlement Administration	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$58,128	$59,828	$89,900	$207,856
Operating revenue from reimbursed direct costs	182	4,936	23,144	28,262

Total revenue	58,310	64,764	113,044	236,118
Direct costs, general and administrative costs	31,987	34,144	93,192	159,323

Segment performance measure	$26,323	$30,620	$19,852	$76,795

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 14: SEGMENT REPORTING (Continued)

        Following is a reconciliation of our segment performance measure to income before income taxes:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Segment performance measure	$96,083	$83,849	$76,795
Corporate and unallocated expenses	(28,525)	(20,277)	(22,619)
Share-based compensation expense	(6,727)	(8,543)	(2,831)
Depreciation and software and leasehold amortization	(20,391)	(18,775)	(16,302)
Amortization of identifiable intangible assets	(9,190)	(7,409)	(9,051)
Other operating expense	(2,781)	(634)	(171)
Interest expense, net	(1,899)	(1,350)	(1,478)

Income before income taxes	$26,570	$26,861	$24,343

        Following are total assets by segment:

	December 31, 2010	December 31, 2009
	(in thousands)
Assets
eDiscovery	$145,246	$133,515
Bankruptcy	260,458	187,484
Settlement Administration	53,830	54,213
Corporate and unallocated	18,684	62,729

Total consolidated assets	$478,218	$437,941

        Following are capital expenditures (including software development costs) by segment:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Capital Expenditures
eDiscovery	$7,418	$8,688	$14,687
Bankruptcy	8,047	7,009	4,820
Settlement Administration	1,023	5,759	2,067
Corporate and unallocated	6,600	1,753	2,567

Total consolidated capital expenditures	$23,088	$23,209	$24,141

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 14: SEGMENT REPORTING (Continued)

        Following is revenue, determined by the location providing the services, by geographical area:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Revenue
United States	$229,072	$228,961	$225,950
Other countries	18,094	10,110	10,168

Total	$247,166	$239,071	$236,118

        Following are long-lived assets by geographical area:

	December 31, 2010	December 31, 2009
	(in thousands)
Long-lived assets
United States	$57,331	$50,324
Other countries	3,586	3,413

Total	$60,917	$53,737

NOTE 15: DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Floors

        A portion of our bankruptcy trustee revenue is subject to variability based on fluctuations in short-term interest rates. During 2007, in order to limit our economic exposure to market fluctuations in interest rates, we purchased one-month LIBOR based interest rate floor options with a total notional amount of $800 million and initial contractual maturity of three years. We accounted for this transaction by recording this derivative instrument on our balance sheet at fair value. As the interest rate floor options were not designated as an accounting hedge, changes in the fair values of the derivatives were recorded each period in current earnings. During February 2008, we sold the interest rate floor options and realized a $3.5 million gain. The $2.4 million difference between the realized gain of $3.5 million and a previously unrealized gain of $1.1 million was included as a component of "Other operating expense" for the year ended December 31, 2008 on the accompanying Consolidated Statements of Income. As of December 31, 2010 and 2009 we did not hold any interest rate floor options, other derivatives, or auction rate securities.

Contingently Convertible Subordinated Notes

        The holders of our convertible notes had the right to extend the maturity of these notes for a period not to exceed three years. The right to extend the maturity of the notes represented an embedded option. The embedded option, which is a derivative financial instrument, was adjusted to estimated fair value at the end of each period, with a final adjustment to an estimated fair value of approximately $4.8 million immediately prior to the April 2007 exercise of the embedded option to extend. This final fair value estimate was amortized as a credit to interest expense over the period to

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 15: DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

the extended maturity, which was June 15, 2010. For any convertible notes that were converted into shares of our common stock prior to the scheduled extended maturity, the unamortized embedded option value related to those shares was recognized as a gain in the period the conversion occurred. The estimated fair value and the amortized carrying value of our obligation related to the embedded option was included as a component of "Current maturities of long-term obligations" on the Consolidated Balance Sheet at December 31, 2009. At December 31, 2010 this obligation was zero and the embedded option was fully amortized. Changes in the fair value of the embedded option through the final fair value measurement date in April 2007 and the subsequent amortization of the embedded option fair value, through maturity, were recorded each period as a component of interest expense on the accompanying Consolidated Statements of Income.

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental cash flow information is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash paid for:
Interest	$2,594	$2,717	$2,876
Income taxes paid, net	19,898	7,958	9,335
Non-cash investing and financing transactions:
Capitalized lease obligations incurred	3,827	5,072	3,709
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	2,309	490	2,018
Obligation incurred in purchase transaction	15,256	—	810
Conversion of convertible notes to common stock	27,168	32	—

NOTE 17: LEGAL PROCEEDINGS

Purported Derivative Shareholder Complaint

        On July 29, 2008, the Alaska Electrical Pension Fund filed a putative shareholder derivative action on behalf of Epiq Systems, Inc. in the U.S. District Court for the District of Kansas (the "Court") (Civil Action No. 08-CV-2344 CM/JPO), alleging, among other things, improper conduct by each of our current directors and certain current and former executive officers and directors regarding stock option grants. The company has stated consistently that the claims made in the action are meritless.

        Also as previously reported, on April 27, 2010, on the determination of the company's Board of Directors, the company entered into a Stipulation of Settlement (the "Settlement Agreement") with plaintiff and defendants relating to the settlement of this litigation and mutual release of claims, and the company and its insurance carrier agreed to pay plaintiff's counsel's fees and expenses, which totaled $3.5 million. On June 22, 2010, the Court entered an order which, among other things, preliminarily approved the Settlement Agreement and scheduled a final hearing. On August 25, 2010, the Court entered a final order, dated August 24, 2010, approving the Settlement Agreement and

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010, 2009 AND 2008

NOTE 17: LEGAL PROCEEDINGS (Continued)

dismissing with prejudice the lawsuit and all claims contained therein (the "Final Order"). During the third quarter of 2010 the settlement amount, which had been fully accrued for in prior periods, was paid by the company and the insurance company. On or about September 24, 2010, the Final Order became final and non-appealable because no appeal was filed prior to such date.

NOTE 18: SUBSEQUENT EVENTS

        From January 1, 2011 through February 24, 2011 we have purchased 0.7 million shares of common stock for $10.0 million, at a weighted average cost of approximately $13.37 per share, under our share repurchase program.

        On February 23, 2011, our board of directors declared a cash dividend of $0.035 per share, payable on May 19, 2011 to shareholders of record at the close of business on April 28, 2011.

EPIQ SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Allowance for doubtful receivables
For the year ended December 31, 2010	$2,928	$2,146	$—	$(1,296)	$3,778
For the year ended December 31, 2009	$2,600	$1,732	$8	$(1,412)	$2,928
For the year ended December 31, 2008	$1,437	$1,678	$103	$(618)	$2,600

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Deferred tax valuation allowance
For the year ended December 31, 2010	$113	$63	$—	$—	$176
For the year ended December 31, 2009	$63	$113	$—	$(63)	$113
For the year ended December 31, 2008	$—	$63	$—	$—	$63

EXHIBIT INDEX

        The following exhibits are filed with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description
3.1	Articles of Incorporation, as amended through February 28, 2008. Incorporated by reference and previously filed as an exhibit to the registrant's (File No. 000-22081) (the "Registrant") annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 4, 2008.
3.2
Bylaws, as amended and restated through June 2, 2010. Incorporated by reference and previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2010.
4.1	Reference is made to exhibits 3.1 and 3.2.
4.2
Securities Purchase Agreement dated as of June 10, 2004, among Epiq Systems, Inc. and the Buyers listed on Exhibit A thereto. Incorporated by reference and previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2004.
4.3
Amendment No. 1 to Securities Purchase Agreement among Epiq Systems, Inc. and the Holders, dated as of December 15, 2005. Incorporated by reference and previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005.
10.1
1995 Stock Option Plan, as amended. Incorporated by reference and previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2010.
10.2
2004 Equity Incentive Plan, as amended. Incorporated by reference and previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2010.
10.3
Third Amended and Restated Credit and Security Agreement dated as of June 9, 2010, among Epiq Systems, Inc. and the domestic subsidiary borrowers named therein, KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, Silicon Valley Bank as Syndication Agent, Compass Bank and PNC Bank National Association as Co-Documentation Agents, and the lenders named therein. Incorporated by reference and previously filed as an exhibit to the Registrant's current report on Form 8-K, filed with the Securities and Exchange Commission on June 15, 2010.
10.4
Form of Nonqualified Stock Option Agreement under 2004 Equity Incentive Plan. Incorporated by reference and previously filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 8, 2006.
10.5
Employment arrangement between Epiq Systems, Inc. and Lorenzo Mendizabal dated as of May 20, 2005, as amended October 19, 2005. Incorporated by reference and previously filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 9, 2007.
10.6
Letter Agreement dated February 7, 2006, between Epiq Systems, Inc. and Bank of America, N.A. (portions of this exhibit have been omitted pursuant to grant of confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934). Incorporated by reference and previously filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 9, 2007.

Exhibit Number	Description
10.7	The Qualified Executive Performance Plan, dated as of March 29, 2007. Incorporated by reference and previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2007.
10.8
The Strategic Executive Incentive Plan, dated as of March 29, 2007. Incorporated by reference and previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2007.
10.9
Form of Subscription Agreement dated as of November 15, 2007, between Epiq Systems, Inc. and the purchasers named therein. Incorporated by reference and previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007.
10.10
Form of Restricted Stock Award Agreement. Incorporated by reference and previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2009.
10.11
Final Judgment and Order of Dismissal with Prejudice dated August 24, 2010, for approval of Stipulation of Settlement (Alaska Electrical Pension Fund v. Tom W. Olofson, et al., Case No.: 08-CV-2344 CM/JPO). Incorporated by reference and previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on October 28, 2010.
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