Form 10-Q
period 2011-03-31
EPIQ SYSTEMS INC
filed 2011-05-02
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2011
Common Stock, $0.01 par value per share	35,404,505 shares

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
REVENUE:
Case management services	$41,883	$34,911
Case management bundled products and services	4,415	4,807
Document management services	7,915	9,393
Operating revenue before reimbursed direct costs	54,213	49,111
Operating revenue from reimbursed direct costs	5,409	6,260
Total Revenue	59,622	55,371

OPERATING EXPENSE:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	18,566	15,304
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	831	910
Reimbursed direct costs	5,337	6,204
General and administrative	19,290	20,213
Depreciation and software and leasehold amortization	5,207	5,201
Amortization of identifiable intangible assets	3,766	1,820
Other operating expense	483	44
Total Operating Expense	53,480	49,696

INCOME FROM OPERATIONS	6,142	5,675

INTEREST EXPENSE (INCOME):
Interest expense	810	396
Interest income	(5)	(9)
Net Interest Expense	805	387

INCOME BEFORE INCOME TAXES	5,337	5,288

PROVISION FOR INCOME TAXES	2,255	2,953

NET INCOME	$3,082	$2,335

NET INCOME PER SHARE INFORMATION:
Basic	$0.09	$0.06
Diluted	$0.08	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,092	36,185
Diluted	36,487	41,570

Cash dividends declared per common share	$0.07	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	March 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,350	$5,439
Trade accounts receivable, less allowance for doubtful accounts of $3,674 and $3,778, respectively	57,979	59,940
Prepaid expenses	5,010	5,581
Other current assets	4,709	5,637
Total Current Assets	$72,048	$76,597

LONG-TERM ASSETS:
Property and equipment, net	41,795	41,258
Internally developed software costs, net	19,796	19,659
Goodwill	294,946	294,789
Other intangibles, net of accumulated amortization of $62,162 and $58,339, respectively	39,820	43,580
Other	2,190	2,335
Total Long-term Assets, net	398,547	401,621
Total Assets	$470,595	$478,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,800	$13,227
Accrued compensation	2,099	8,891
Deposits	2,950	2,553
Deferred revenue	1,089	1,422
Other accrued liabilities	6,887	4,611
Current maturities of long-term obligations	5,039	2,945
Total Current Liabilities	29,864	33,649

LONG-TERM LIABILITIES:
Deferred income taxes	24,185	24,159
Other long-term liabilities	5,061	5,027
Long-term obligations (excluding current maturities)	90,730	86,860
Total Long-term Liabilities	119,976	116,046

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; issued and outstanding — 39,493,852 and 39,063,327 shares	395	391
Additional paid-in capital	282,964	281,119
Accumulated other comprehensive loss	(1,545)	(1,971)
Retained earnings	91,680	91,069
Treasury stock, at cost — 4,091,389 and 3,295,492 shares	(52,739)	(42,085)
Total Stockholders’ Equity	320,755	328,523
Total Liabilities and Stockholders’ Equity	$470,595	$478,218

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	AOCI (1)	Total
Balance at December 31, 2010	39,063	(3,295)	$391	$281,119	$91,069	$(42,085)	$(1,971)	$328,523
Comprehensive income:
Net income	—	—	—	—	3,082	—	—	3,082
Foreign currency translation adjustment	—	—	—	—	—	—	426	426
Total comprehensive income	—	—	—	—	3,082	—	426	3,508
Tax benefit from share-based compensation	—	—	—	78	—	—	—	78
Common stock issued under share-based compensation plans	431	15	4	(70)	—	204	—	138
Common stock repurchased under share-based compensation plans	—	(66)	—	—	—	(900)	—	(900)
Share repurchases (Note 9)	—	(745)	—	—		(9,958)	—	(9,958)
Dividends declared (Note 9)	—	—	—	—	(2,471)	—	—	(2,471)
Share-based compensation	—	—	—	1,837		—	—	1,837
Balance at March 31, 2011	39,494	(4,091)	$395	$282,964	$91,680	$(52,739)	$(1,545)	$320,755

(1)          AOCI — Accumulated Other Comprehensive Income (Loss)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	AOCI (1)	Total
Balance at December 31, 2009	36,238	(56)	$362	$248,937	$79,772	$(858)	$(1,815)	$326,398
Comprehensive income:
Net income	—	—	—	—	2,335	—	—	2,335
Foreign currency translation adjustment	—	—	—	—	—	—	(451)	(451)
Total comprehensive income	—	—	—	—	2,335	—	(451)	1,884
Tax deficiency from share-based compensation	—	—	—	(24)	—	—	—	(24)
Common stock issued under share-based compensation plans	430	9	5	(72)	—	149	—	82
Share-based compensation	—	—	—	1,636	—	—	—	1,636
Balance at March 31, 2010	36,668	(47)	$367	$250,477	$82,107	$(709)	$(2,266)	$329,976

(1)          AOCI — Accumulated Other Comprehensive Income (Loss)

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,082	$2,335
Adjustments to reconcile net income to net cash provided by operating activities:
Expense (benefit) for deferred income taxes	2,028	(383)
Depreciation and software amortization	5,207	5,201
Amortization of intangible assets	3,766	1,820
Benefit related to embedded option	—	(403)
Share-based compensation expense	1,837	1,636
Provision for bad debts	257	413
Other, net	132	114
Changes in operating assets and liabilities:
Trade accounts receivable	1,903	(8,133)
Prepaid expenses and other assets	650	(1,731)
Accounts payable and other liabilities	(7,566)	4,324
Excess tax benefit related to share-based compensation	(178)	(11)
Other	(365)	(5)
Net cash provided by operating activities	10,753	5,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,102)	(1,093)
Internally developed software costs	(1,703)	(2,124)
Other investing activities, net	41	6
Net cash used in investing activities	(5,764)	(3,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	17,000	—
Payments on revolver	(11,000)	—
Payments under long-term obligations	(302)	(251)
Excess tax benefit related to share-based compensation	178	11
Common stock repurchases (Note 9)	(10,858)	—
Cash dividends paid (Note 9)	(1,239)	—
Proceeds from issuance of common stock under share-based compensation plans	138	82
Net cash used in financing activities	(6,083)	(158)

Effect of exchange rate changes on cash	5	15

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,089)	1,823
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,439	48,986
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,350	$50,809

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

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary to present fairly our results of operations, financial position, and cash flows for the periods presented. The adjustments consist solely of normal recurring adjustments. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Epiq Systems, Inc. (“Epiq,” “we,” “us,” or “our”) Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011.

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

Non-Software Arrangements

Services related to E-discovery and settlement administration are billed based on volume. For these contractual arrangements, we have identified each deliverable service element.  Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables.  We have also obtained objective and reliable evidence of the value of each element based either on the price we charge when we sell an element on a standalone basis, based on third-party evidence of fair value of such similar services, or an estimated selling price.  Lastly, our arrangements do not include general rights of return.  Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value of each unit of accounting, which is generally consistent with the stated prices in our arrangements. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period.  Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

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

We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers; and hardware maintenance.  We retain ownership of all hardware provided and we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease.  Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals; which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurs at the end of each period as we achieve our target when deposits are held at the financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.  This revenue, which was less than ten percent of our total revenue for the three months ended March 31, 2011 and 2010, is included in the Condensed Consolidated Statements of Income as a component of “Case management services” revenue.

Reimbursements

We have revenue related to the reimbursement of certain costs, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Condensed Consolidated Statements of Income as “Operating revenue from reimbursed direct costs” and as “Reimbursed direct costs”, respectively.

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We have determined that our reporting units are bankruptcy trustee management, corporate restructuring, E-discovery, and settlement administration. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since our last annual test to indicate that it is more likely than not that the recorded goodwill balance had become impaired.

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

Our recognized goodwill totaled $294.9 million as of March 31, 2011.  As of July 31, 2010, which is the date of our most recent impairment test, the fair value of each of our reporting units was substantially in excess of the carrying value of the reporting unit, except for the bankruptcy trustee management reporting unit, which had $74.9 million of goodwill allocated to it. The fair value of this reporting unit exceeded its carrying value by approximately 14%. The discount rate used in the income approach for the trustee management reporting unit, evaluated at July 31, 2010, was 12.3%. An increase to the discount rate of 1% would have lowered the fair value determined under the income approach for this reporting unit by approximately $12.0 million, or 12%, which, with all other variables remaining the same, would result in the fair value of this reporting unit exceeding its carrying value by 1%.  In connection with the acquisition of Jupiter eSources on October 1, 2010, as described in Note 11, we recognized $30.7 million of goodwill, which is allocated to the bankruptcy segment.

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued new guidance to address differences in the ways entities have interpreted requirements for disclosures about pro forma revenue and earnings in a business combination.  This guidance states that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior year annual reporting period only.  This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for us for any business combinations whose acquisition date is after January 1, 2011.  This guidance impacts disclosures only, and has no impact on our consolidated financial position, results of operations, or cash flows.

In December 2010, the FASB issued new standards that amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We adopted this guidance as of the beginning of fiscal year 2011. The adoption of this standard did not have an impact on our condensed consolidated financial statements as we do not have any reporting units with zero or negative carrying amounts as of our last impairment test.

In January 2010, the FASB issued updated guidance that requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements were effective for us in 2010. The update required new disclosures only, and had no impact on our consolidated financial position, results of operations, or cash flows as we have not had any transfers out of Level 1. The disclosures related to Level 3 fair value measurements were effective for us in 2011. This update required new disclosures only, and had no impact on our consolidated financial position, results of operations, or cash flows.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. These new standards were effective for us beginning in the first quarter of fiscal year 2011.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products.  These new standards are effective for us beginning in the first quarter of fiscal year 2011. The adoption of this standard did not have a material impact on our condensed consolidated financial statements as our software arrangements are not tangible products with software components.

NOTE 2:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first three months of 2011 was as follows (in thousands):

	E-discovery	Bankruptcy	Settlement Administration	Total
	(in thousands)
Balance as of December 31, 2010	$79,826	$182,116	$32,847	$294,789
Foreign currency translation	157	—	—	157
Balance as of March 31, 2011	$79,983	$182,116	$32,847	$294,946

Amortizing identifiable intangible assets as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets:
Customer relationships	$63,932	$35,356	$63,902	$32,007
Trade names	745	745	745	745
Non-compete agreements	30,871	26,061	30,838	25,587
Non-amortizing intangible assets:
Trade names	6,434	—	6,434	—
	$101,982	$62,162	$101,919	$58,339

Customer relationships and non-compete agreements carry a weighted average remaining life of six years and seven years, respectively. Aggregate amortization expense related to identifiable intangible assets was $3.8 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively.  The following table outlines the estimated future amortization expense related to intangible assets held at March 31, 2011:

(in thousands)
Year Ending December 31,
2011 (excluding the three months ended March 31, 2011)	$10,250
2012	10,398
2013	6,883
2014	3,361
2015	2,568
2016	16

NOTE 3:   LONG-TERM OBLIGATIONS

The following is a summary of long-term obligations outstanding (in thousands):

	March 31, 2011	December 31, 2010
	(in thousands)
Senior revolving loan	$73,000	$67,000
Capital leases	6,914	7,055
Acquisition-related liabilities	15,855	15,750
Total long-term obligations, including current portion	95,769	89,805
Current maturities of long-term obligations	(5,039)	(2,945)
Long-term obligations	$90,730	$86,860

Credit Facilities

In the second quarter of 2010, we entered into an amended senior credit facility, with KeyBank National Association as administrative agent, and a syndicate of banks as lenders. The credit facility, which continues to provide for a senior revolving loan, increased the aggregate amount of funds available from $100.0 million to $140.0 million, and extended the maturity date from July 2011 to June 2014. During the term of the credit facility, we have the right, subject to compliance with the covenants as set forth in the credit facility agreement, to increase the borrowings to a maximum of $200.0 million, an increase from the $175.0 million maximum in our previous facility.  The credit facility is secured by liens on our land and buildings and a significant portion of our furniture and equipment.

Borrowings under the senior revolving loan bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 100 to 200 basis points; (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 225 to 325 basis points. At March 31, 2011, borrowings of $73.0 million under this facility had a weighted average interest rate of 2.60%. The average amount of borrowings under this facility in the first quarter of 2011 was $73.7 million, at a weighted average interest rate of 2.60%.  The maximum month-end amount outstanding during the first quarter of 2011 was $76.0 million. At March 31, 2011, the amount available for borrowings under the credit facility is reduced by the $73.0 million outstanding and $1.1 million in outstanding letters of credit.

The credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization, and other adjustments as defined in the agreement, and total debt.  In addition, the credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As of March 31, 2011, significant financial covenants, all as defined in our credit facility agreement, include a leverage ratio not to exceed 3.00 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a current ratio of not less than 1.50 to 1.00.  As of March 31, 2011 and December 31, 2010, we were in compliance with all financial covenants.

On April 25, 2011, we entered into an amended senior credit facility, with KeyBank National Association as administrative agent, and a syndicate of banks as lenders. See Note 12 for further detail.

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

The right to extend the maturity of the convertible notes was accounted for as an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the convertible notes balance was reduced by the same amount.  In April 2007, the holders of the convertible notes exercised their right to extend and we performed a final valuation to estimate the fair value of the embedded option as of the approximate date of the extension.  The estimated fair value of the embedded option at that date, included as a component of the convertible notes, was approximately $4.8 million. The $4.8 million estimated fair value of the embedded option was fully amortized as a credit to “Interest expense” on the Condensed Consolidated Statements of Income over the period to the extended maturity, which was June 15, 2010.

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

Acquisition-related Liabilities

We have made acquisitions for which a portion of the purchase price was deferred.  These deferred payments, which are either non-interest bearing or have a below market interest rate, have been discounted using an appropriate imputed interest rate.  As of both March 31, 2011 and December 31, 2010, the discounted value of the remaining note payments, for which the final payment is due in May 2011, was approximately $0.5 million, of which the entire amount was classified as “Current maturities of long-term obligations” in the Condensed Consolidated Balance Sheets at both March 31, 2011 and December 31, 2010.

In the fourth quarter of 2010, in connection with the acquisition of Jupiter eSources LLC, we incurred a liability related to contingent consideration for an earn-out opportunity based on future revenue growth. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $20.0 million over a four year period. We estimated the fair value of the contingent consideration using probability assessments of projected revenue over the earn-out period, and applied an appropriate discount rate based upon the weighted average cost of capital.  This fair value is based on significant inputs not observable in the market. We have recognized the fair value of $2.1 million and $5.1 million of the contingent consideration in “Current maturities of long-term obligations” and “Long-term obligations”, respectively, on the Condensed Consolidated Balance Sheet at both March 31, 2011 and $7.2 million of the contingent consideration in “Long-term obligations” at December 31, 2010. Subsequent fair value changes, measured quarterly, up to the ultimate amount paid, will be recognized in earnings.

In connection with the acquisition of Jupiter eSources LLC, we withheld a portion of the purchase price for any claims for indemnification and purchase price adjustments.  This holdback has been discounted using an appropriate imputed interest rate and $8.2 million and $8.1 million is recorded in “Long-term obligations” on the Condensed Consolidated Balance Sheet at March 31, 2011 and December 31, 2010, respectively.

NOTE 4:   NET INCOME PER SHARE

Basic net income per share is computed on the basis of weighted average outstanding common shares.  Diluted net income per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and convertible debt (if applicable), if dilutive. The numerator of the diluted net income per share calculation is increased by the amount of interest expense, net of tax, related to outstanding convertible debt (if applicable), and the allocation of net income and dividends declared to nonvested shares, if the net impact is dilutive.

We have determined that certain nonvested share awards (also referred to as restricted stock awards) issued by the company are participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net income per share is calculated under the two-class method calculation. In determining the number of diluted shares outstanding, we are required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation as it relates to participating securities. For the three months ended March 31, 2011the treasury stock method was more dilutive, and for the three months ended March 31, 2010, the two-class method calculation was more dilutive.

The computation of basic and diluted net income per share for the three months ended March 31, 2011 is as follows:

	Three months ended March 31, 2011
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)

Net income	$3,082
Less: net income allocated to nonvested shares	(2)

Basic net income available to common stockholders	3,080	35,092	$0.09

Effect of dilutive securities:
Stock options	—	1,288
Nonvested shares	2	107
Diluted net income available to common stockholders	$3,082	36,487	$0.08

The computation of basic and diluted net income per share for the three months ended March 31, 2010 is as follows:

	Three months ended March 31, 2010
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)
Net income	$2,335
Less: amounts allocated to nonvested shares (1)	(6)

Basic net income available to common stockholders	2,329	36,185	$0.06

Effect of dilutive securities:
Stock options	—	1,102
Convertible debt	298	4,283
Add-back: amounts allocated to nonvested shares(1)	6	—
Less: amounts re-allocated to nonvested shares	(6)	—

Diluted net income available to common stockholders	$2,627	41,570	$0.06

(1)          Amounts allocated to holders of nonvested shares are calculated based upon a weighted average percentage of nonvested shares that are participating securities in relation to total shares outstanding.

For the three months ended March 31, 2011 and 2010, weighted-average outstanding stock options totaling approximately 2.0 million and 4.3 million were antidilutive, and therefore not included in the computation of diluted net income per share.

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period.  The following table presents total share-based compensation expense, which is a non-cash charge, included in the Condensed Consolidated Statements of Income:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Direct costs of services	$96	$104
General and administrative	1,741	1,532
Pre-tax share-based compensation expense	1,837	1,636
Income tax benefit	(796)	(504)
Total share-based compensation expense, net of tax	$1,041	$1,132

The 2004 Equity Incentive Plan, as amended (the “2004 Plan”), limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock awards under the 2004 Plan to 7,500,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited will generally be available for future grants. At March 31, 2011, there were approximately 630,000 shares of common stock available for future equity-related grants under the 2004 Plan.

During the three months ended March 31, 2011, we granted 430,000 nonvested share awards at a weighted-average grant date price of $13.39 per share.  These awards vest 12 months after the date of grant upon achievement of a performance condition for the calendar year ending December 31, 2011. As of March 31, 2010 we have assessed the likelihood that the performance condition will be met and have recorded the related expense based on the estimated outcome. We also granted 70,000 stock options with a weighted-average exercise price of $13.39 per share, which vest 20% per year over five years.

We settle stock option exercises and nonvested share awards with newly issued common shares or treasury stock.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used and the weighted-average fair value per option granted.

	Three months ended March 31,
	2011	2010
Expected life of stock option (years)	6.6	6.5
Expected volatility	34%	37%
Risk-free interest rate	3.0%	2.9%
Dividend yield	1.1%	—
Weighted average grant-date fair value	$4.70	$4.93

As of March 31, 2011 there was $9.5 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based awards, which will be recognized over a weighted-average period of 1.8 years.

NOTE 6:	SEGMENT REPORTING

We have three reporting segments: E-discovery, bankruptcy, and settlement administration.  Our E-discovery business provides collections and forensics, processing, search and review, and document review services to companies and the litigation departments of law firms.  Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient attorney review and data requests.  Our bankruptcy business provides solutions that address the needs of trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.  Our settlement administration business provides managed services including legal notification, claims administration, project administration and controlled disbursement.

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

Following is a summary of segment information for the three months ended March 31, 2011. The intersegment revenues in the three months ended March 31, 2011 related primarily to call center and printing services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended March 31, 2011
	E-discovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$20,971	$22,774	$10,468	$—	$54,213
Intersegment revenue	5	—	536	(541)	—

Operating revenue before reimbursed direct costs	20,976	22,774	11,004	(541)	54,213
Operating revenue from reimbursed direct costs	80	987	4,342	—	5,409
Total revenue	21,056	23,761	15,346	(541)	59,622

Direct costs, general and administrative costs	11,225	11,262	14,038	(541)	35,984
Segment performance measure	$9,831	$12,499	$1,308	$—	$23,638

Following is a summary of segment information for the three months ended March 31, 2010. The intersegment revenues in the three months ended March 31, 2010 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended March 31, 2010
	E-discovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$16,796	$24,577	$7,738	$—	$49,111
Intersegment revenue	2	—	397	(399)	—

Operating revenue before reimbursed direct costs	16,798	24,577	8,135	(399)	49,111
Operating revenue from reimbursed direct costs	28	2,367	3,865	—	6,260
Total revenue	16,826	26,944	12,000	(399)	55,371

Direct costs, general and administrative costs	9,888	13,265	11,087	(399)	33,841
Segment performance measure	$6,938	$13,679	$913	$—	$21,530

Following is a reconciliation of our segment performance measure to income before income taxes.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Segment performance measure	$23,638	$21,530
Corporate and unallocated expenses	(6,203)	(7,154)
Share-based compensation expense	(1,837)	(1,636)
Depreciation and software and leasehold amortization	(5,207)	(5,201)
Amortization of intangible assets	(3,766)	(1,820)
Other operating expense	(483)	(44)
Interest expense, net	(805)	(387)
Income before income taxes	$5,337	$5,288

Following are total assets by segment.

	March 31, 2011	December 31, 2010
	(in thousands)
Assets
E-discovery	$144,998	$145,246
Bankruptcy	253,981	260,458
Settlement Administration	54,725	53,830
Corporate and unallocated	16,891	18,684
Total consolidated assets	$470,595	$478,218

NOTE 7:	FAIR VALUES OF ASSETS AND LIABILITIES

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

As of March 31, 2011 and December 31, 2010, our assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows:

		Estimated Fair Value Measurements
Items Measured at Fair Value on a	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Recurring Basis	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2011:
Assets:
Money market funds	$54	$54	$—	$—
Liabilities:
Contingent consideration (1)	$7,166	$—	$—	$7,166

December 31, 2010:
Assets:
Money market funds	$54	$54	$—	$—
Liabilities:
Contingent consideration (1)	$7,166	$—	$—	$7,166

(1)          The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with our acquisition of Jupiter eSources LLC that is contingent upon future revenue growth. We estimated the fair value using projected revenue over the earn-out period, and applied a discount rate to the projected earn-out payments that approximated the weighted average cost of capital.

As of March 31, 2011 and December 31, 2010, the carrying value of our trade accounts receivable, accounts payable, certain other liabilities, deferred acquisition price payments, contingent consideration, and capital leases approximated fair value. The amount outstanding under our credit facility at March 31, 2011 and December 31, 2010 was $73.0 million and $67.0 million, respectively, which approximated fair value due to the borrowing rates currently available to the company for debt with similar terms.

NOTE 8:	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Three months ended March 31,
	2011	2010

Cash paid for:
Interest	$634	$703
Income taxes paid, net	795	2,774
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	2,110	2,469
Capitalized lease obligations incurred	196	—
Dividends declared but not yet paid	1,232	—

NOTE 9:	STOCKHOLDERS’ EQUITY

Share Repurchase

On October 26, 2010, we announced that our board of directors authorized $35.0 million for share repurchases (the “Share Repurchase Program”). Repurchases may be made pursuant to the Share Repurchase Program from time to time at prevailing market prices in the open market or in privately negotiated purchases, or both. The company may utilize one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to effect all or a portion of the repurchases. During the three months ended March 31, 2011, we purchased 745,414 shares of common stock for approximately $10.0 million, at an average cost of $13.37 per share.

We also have a policy that requires shares to be repurchased by the company to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Dividend

On January 17, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, which was paid on February 17, 2011 to shareholders of record on January 27, 2011.  On February 23, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, payable on May 19, 2011 to shareholders of record as of the close of business on April 28, 2011.  Dividends payable of approximately $1.2 million is included as a component of “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at March 31, 2011.

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

NOTE 11:	ACQUISITION

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

In connection with this acquisition, we withheld a portion of the purchase price for any claims for indemnification and purchase price adjustments.  This holdback has been discounted using an appropriate imputed interest rate; and $8.2 million and $8.1 million is recorded in “Long-term obligations” on the Condensed Consolidated Balance Sheet at March 31, 2011 and December 31, 2010, respectively.

As a result of an earn-out opportunity based on future revenue growth that is part of this acquisition, we also have contingent consideration. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $20.0 million over a four year period.  We have recognized the fair value of $2.1 million and $5.1 million of the contingent consideration in “Current maturities of long-term obligations” and “Long-term obligations”, respectively, on the Condensed Consolidated Balance Sheet at both March 31, 2011 and $7.2 million of the contingent consideration in “Long-term obligations” at December 31, 2010. The fair value of the contingent consideration was determined by a present value calculation of the potential payouts based on projected revenue. Subsequent changes in fair value, which are measured quarterly, up to the ultimate amount paid, will be recognized in earnings.  No changes in the fair value of this liability were recognized in the three months ended March 31, 2011.

The transaction was funded from our credit facility. Transaction related costs, which were expensed during the period in which they were incurred, are reflected in “Other operating expense” in the Condensed Consolidated Statements of Income, and totaled $2.6 million for the year ended December 31, 2010 for this acquisition.

Total purchase consideration has been allocated to the tangible and identifiable intangible assets and to liabilities assumed based on their respective fair values on the acquisition date. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but does not exceed 12 months. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, we will retrospectively adjust the amounts recognized as of the acquisition date.  The preliminary purchase price allocations are summarized in the following table:

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

The amounts shown above may change in the near term as management continues to assess the fair value of acquired assets and liabilities and evaluate the income tax implications of this acquisition.

The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value we placed on the AACER® product.  We have allocated goodwill of $30.7 million related to this acquisition to our bankruptcy segment, which is deductible for tax purposes. The condensed consolidated financial statements include the operating results of Jupiter from the date of acquisition.

Pro forma information related to this acquisition is not presented because the impact of the acquisition on our consolidated results of operations was not considered to be significant.

NOTE 12:	SUBSEQUENT EVENTS

Acquisition of Encore Discovery Solutions

On April 4, 2011, we completed the acquisition of Encore Discovery Solutions (“Encore”) for $100.0 million cash, $10.0 million of which was placed in escrow as security for potential indemnification claims. Encore provides market-proven products and services for electronic evidence processing, document review platforms, and professional services for project management, data collection and forensic consulting. With this transaction, we further strengthen our worldwide e-discovery franchise providing corporate legal departments and law firms with a broad range of capabilities to manage electronic information for discovery, investigations, compliance and related legal matters.  The transaction was funded from our credit facility.  We are evaluating the purchase price allocation to the fair value of assets acquired, and the liabilities assumed.

Credit Facility

On April 25, 2011, we entered into an amended senior credit facility, with KeyBank National Association as administrative agent, and a syndicate of banks as lenders.  The amendment to the credit facility, which continues to provide for a senior revolving loan, increased the aggregate amount of funds available from $140.0 million to $325.0 million, and extended the maturity date from June 2014 to December 2015. During the term of the credit facility, we have the right, subject to compliance with the covenants as set forth in the credit facility agreement, to increase the borrowings to a maximum of $375.0 million, an increase from the $200.0 million maximum in our previous facility.  The credit facility is secured by liens on our land and buildings and a significant portion of our furniture and equipment.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In this report, in other filings with the SEC and in press releases and other public statements by our officers throughout the year, Epiq Systems, Inc. makes or will make statements that plan for or anticipate the future.  These forward-looking statements include , but are not limited to any projection or expectation of earnings, revenue or other financial items; the plans, strategies and objectives of management for future operations; factors that may affect our operating results; new products or services; the demand for our products and services; our ability to consummate acquisitions and successfully integrate them into our operations; future capital expenditures; effects of current or future economic conditions or performance; industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  These forward-looking statements are based on our current expectations.  In this Quarterly Report on Form 10-Q, we make statements that plan for or anticipate the future.  Many of these statements are found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective” “seeks,” and “potential” and variations of these words and similar expressions or negatives of these words.  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a “safe harbor” for forward-looking statements.  Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  These factors include (1) any material changes in our total number of client engagements and the volume associated with each engagement, (2) any material changes in our client’s deposit portfolio or the services required or selected by our clients in engagements, (3) material changes in the number of bankruptcy filings, class action filings or mass tort actions each year,  or changes in government legislation or court rules affecting these filings, (4) overall strength and stability of general economic conditions, both in the United States and in the global markets, (5) significant changes in the competitive environment, (6) risks associated with handling of confidential data and compliance with information privacy laws, (7) changes in or the effects of pricing structures and arrangements, (8) risks associated with the integration of acquisitions into our existing business operations, (9) risks associated with indebtedness, (10) risks associated with foreign currency fluctuations, (11) risks associated with developing and providing software and internet-based technology solutions to our clients, (12) risks associated with interruptions or delays in services at data centers, (13) risks of errors or failures of software or services, (14) risks associated with our international operations, (15) risks of litigation against us, and (16) other risks detailed from time to time in our SEC filings, including our most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements contained herein to reflect future events or developments, except as required by law.

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

We have three reporting segments: E-discovery, bankruptcy, and settlement administration.

E-discovery

Our E-discovery segment provides collections and forensics, processing, search and review, and document review services to companies and the litigation departments of law firms.  Our eDataMatrix® software analyzes, filters, deduplicates and produces documents for review.  Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient attorney review and data requests. Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the e-discovery process for litigation and regulatory matters.

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

Following is a description of the significant sources of revenue in our E-discovery business.

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

In 2009 we opened new offices in Brussels and Hong Kong, established global reach for our offices and data centers in the U.S., Europe and Asia, and expanded our offerings to include data forensics and collections services, as well as document review services. In 2009 we also launched IQ Review™, a revolutionary combination of new intelligent technology and expert services which incorporates new prioritization technology into DocuMatrix™, our flagship document management platform. Increased case activity levels and an uptake of new service offerings launched in 2009 contributed to revenue growth in 2010, which is expected to continue into 2011.

On April 4, 2011, we completed the acquisition of Encore Discovery Solutions (“Encore”) for $100.0 million cash, $10.0 million of which was placed in escrow as security for potential indemnification claims. Encore provides market-proven products and services for electronic evidence processing, document review platforms, and professional services for project management, data collection and forensic consulting. With this transaction, we further strengthen our worldwide e-discovery franchise providing corporate legal departments and law firms with a broad range of capabilities to manage electronic information for discovery, investigations, compliance and related legal matters.

Bankruptcy

Bankruptcy is an integral part of the United States’ economy.  As reported by the Administrative Office of the U.S. Courts for the fiscal years ended December 31, 2010 and 2009, there were approximately 1.59 million and 1.47 million new bankruptcy filings, respectively. Bankruptcy filings for the twelve-month period ended December 31, 2010 increased 8% versus the twelve-month period ended December 31, 2009.  During this period, Chapter 7 filings increased 8%, Chapter 11 filings fell 10%, and Chapter 13 filings increased 8%.

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

Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. For the Chapter 7 trustee services component of the bankruptcy segment, the increase in filings is expected to translate into growth in client deposit balances related to asset liquidations. Our trustee services deposit portfolio exceeded $2.0 billion during the three months ended March 31, 2011, while pricing continued at floor pricing levels under our agreements due to the low short-term interest rate environment.

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

On October 1, 2010, we completed the acquisition of Jupiter eSources LLC. The purchase price was comprised of $60.0 million of cash, $8.4 million of which was withheld for any claims for indemnification, and purchase price adjustments. In addition, there is contingent consideration related to an earn-out opportunity based on future revenue growth. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $20.0 million over a four year period. The transaction was funded from our credit facility. See Note 11 of the Notes to Condensed Consolidated Financial Statements for further detail.

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

Results of Operations for the Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

Consolidated Results

Revenue

Total revenue was $59.6 million for the three months ended March 31, 2011, an increase of $4.3 million, or 8%, as compared to the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Revenue originating from reimbursed direct costs was $5.4 million, a decrease of $0.9 million, or 14%, from the prior year. Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating revenue exclusive of revenue originating from reimbursed direct costs was $54.2 million in the three months ended March 31, 2011, an increase of $5.1 million, or 10%, as compared to the prior year. This increase was driven by a $4.2 million increase in the E-discovery segment, and a $2.7 million increase in the settlement administration segment; partially offset by a $1.8 million decrease in the bankruptcy segment. Changes by segment are discussed below.

Operating Expense

The direct cost of services, exclusive of depreciation and amortization, was $18.6 million for the three months ended March 31, 2011, an increase of $3.3 million, or 21%, as compared to the prior year. This increase was primarily the result of a $1.0 million increase in compensation related expense, a $1.0 million increase in legal noticing costs, and a $1.0 million increase in expense related to our newly acquired AACER® product.  Changes by segment are discussed below.

The direct cost of bundled products and services, exclusive of depreciation and amortization, was $0.8 million, a decrease of $0.1 million, or 9%, as compared to the prior year. Changes by segment are discussed below.

Reimbursed direct costs decreased $0.9 million, or 14%, to $5.3 million for the three months ended March 31, 2011, compared to the prior year.  This decrease corresponds to the decrease in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs decreased $0.9 million, or 5%, to $19.3 million for the three months ended March 31, 2011. This decrease was due primarily to prior year expense of $1.6 million related to a provision for litigation, and a $0.4 million decrease in compensation-related expense, partially offset by increases in lease expense of $0.4 million, maintenance expense of $0.3 million, share-based compensation expense of $0.2 million and travel and entertainment expense of $0.2 million. Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs for the three months ended March 31, 2011 were $5.2 million, which was flat compared to the prior year.

Amortization of identifiable intangible assets for the three months ended March 31, 2011 was $3.8 million, an increase of $1.9 million, or 107%, compared to the prior year. This increase was due to the current year amortization of intangible assets resulting from the acquisition of Jupiter eSources in the fourth quarter of 2010.

Interest Expense, Net

We recognized interest expense of approximately $0.8 million for three months ended March 31, 2011, an increase of $0.4 million, or 105%, compared to the prior year.  This increase was due to interest expense resulting from borrowings on our senior revolving loan.

Income Taxes

Our effective tax rate for the three months ended March 31, 2011 was 42.3% compared to 55.9% in the prior year. The reduced tax rate is a result of a reduction in 2011 accrued interest expense on prior year uncertain tax positions due to settling the New York State income tax audit, the issuance of deductible, performance - based equity incentive compensation, a greater proportion of income being generated in lower tax foreign jurisdictions, and the renewal of the federal research credit in December 2010.  Also, during the first quarter 2010, we recorded additional Oregon State income taxes related to a tax rate increase enacted during 2010 and made retroactive to January 1, 2009.  The reduced 2011 first quarter tax rate is not a result of recording non- routine tax benefits during the current period.

We have significant operations in New York City, and as a result, our state and local tax rates are higher than the tax rates assessed by other jurisdictions where we operate.

Net Income

Our net income was $3.1 million for the three months ended March 31, 2011 compared to $2.3 million for the prior year, an increase of $0.8 million, or 32%. The increase from the prior year was primarily driven by growth in our E-discovery segment and settlement administration segment; partially offset by a decline in our bankruptcy segment, and an increase in amortization expense related to intangible assets which resulted from the acquisition of Jupiter eSources.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.

E-discovery Segment

E-discovery operating revenue before reimbursed direct costs for the three months ended March 31, 2011 was $21.0 million, an increase of $4.2 million, or 25%, compared to the prior year.  The change from the prior year is primarily related to higher case activity levels both domestically and internationally.

E-discovery direct and administrative costs, including reimbursed direct costs, were $11.2 million for the three months ended March 31, 2011, an increase of $1.3 million, or 14%, compared to the prior year.  This change was the result of a net increase in direct and administrative costs which support the growth of the business.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs for the three months ended March 31, 2011 was $22.8 million, a decrease of $1.8 million, or 7%, compared to the prior year. This decrease was primarily attributable to a lower level of new Chapter 11 filings, and more cases in the latter stages of bankruptcy; partially offset by an increase in revenue related to our newly acquired AACER® product.

Bankruptcy direct and administrative costs, including reimbursed direct costs, decreased $2.0 million, or 15%, to $11.3 million for the three months ended March 31, 2011, compared to the prior year. The change in these costs was the result of a $1.3 million decrease in reimbursed direct costs, a $0.8 million decrease in outside services, a $0.7 million decrease in compensation related expense, and a $0.3 million decrease in legal notification costs associated with the decline in Chapter 11 printing and notification revenues, and an increase in expense related to the Jupiter acquisition.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs was $10.5 million in the three months ended March 31, 2011, an increase of $2.7 million, or 35%, compared to the prior year, primarily due to an increase in document management services, resulting from larger mailings for certain cases, and a large advertising campaign.

Settlement administration direct and administrative costs, including reimbursed direct costs, for the three months ended March 31, 2011 were $14.0 million, an increase of $3.0 million, or 27%, compared to the prior year, primarily in support of the increase in document management services revenue.

Liquidity and Capital Resources

Cash flows from operating activities

During the three months ended March 31, 2011, our operating activities provided net cash of $10.8 million. Contributing to net cash provided by operating activities were net income of $3.1 million and non-cash expenses, such as depreciation and amortization and share-based compensation expense, of $13.2 million. These items were partially offset by a $5.5 million net use of cash resulting from changes in operating assets and liabilities. The most significant changes in operating assets and liabilities were a $7.6 million decrease in accounts payable, and a $1.9 million decrease in trade accounts receivable.  Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Accounts payable will fluctuate from period to period depending on timing of purchases and payments.

Cash flows from investing activities

During the three months ended March 31, 2011, we used cash of $4.1 million for the purchase of property and equipment, including computer hardware and purchased software licenses primarily for our E-discovery business and purchased computer hardware primarily for our corporate network infrastructure and bankruptcy business. Enhancements to our existing software and the development of new software is essential to our continued growth, and, during the three months ended March 31, 2011, we used cash of $1.7 million to fund internal costs related to the development of software for which technological feasibility had been established. We believe that cash generated from operations will be adequate to fund our anticipated property, equipment, and software spending over the next year.

Cash flows from financing activities

During the three months ended March 31, 2011, we borrowed $17.0 million under our senior revolving loan, and had net proceeds from stock issued in connection with the exercise of employee stock options of $0.1 million.  This cash provided by financing activities was offset by the use of cash of $11.0 million for payments on our senior revolving loan, $10.0 million for the purchase of shares under our Share Repurchase Program (as discussed below), and $0.9 million for the purchase of shares required to satisfy tax withholding obligations upon the vesting of restricted stock awards.  We also used cash of $0.3 million for the payment of long-term obligations, including capital lease payments, and $1.2 million for dividends paid on our common shares. We also recognized a portion of the tax benefit related to the exercise of stock options as a financing source of cash.

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

Revolving Credit Agreement:  In the second quarter of 2010, we entered into an amended senior credit facility, with KeyBank National Association as administrative agent, and a syndicate of banks as lenders. The amendment to the credit facility, which continues to provide for a senior revolving loan, increased the aggregate amount of funds available from $100.0 million to $140.0 million, and extended the maturity date from July 2011 to June 2014. During the term of the credit facility, we have the right, subject to compliance with the covenants as set forth in the credit facility agreement, to increase the borrowings to a maximum of $200.0 million, an increase from the $175.0 million maximum in our previous facility.  The credit facility is secured by liens on our land and buildings and a significant portion of our furniture and equipment.

Borrowings under the senior revolving loan bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 100 to 200 basis points; (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 225 to 325 basis points. At March 31, 2011, borrowings of $73.0 million under this facility had a weighted average interest rate of 2.60%. The average amount of borrowings under this facility in 2011 was $73.7 million, at a weighted average interest rate of 2.60%.  The maximum month-end amount outstanding during 2011 was $76.0 million. At March 31, 2011, the amount available for borrowings under the credit facility is reduced by the $73.0 million outstanding and $1.1 million in outstanding letters of credit.

The credit facility contains financial covenants related to earnings before interest, provision for income taxes, depreciation, amortization, and other adjustments as defined in the agreement, and total debt.  In addition, the credit facility also contains financial covenants related to senior debt, fixed charges, and working capital.  As of March 31, 2011, significant financial covenants, all as defined in our credit facility agreement, include a leverage ratio not to exceed 3.00 to 1.00, and a fixed charge coverage ratio of not less than 1.25 to 1.00.  As of March 31, 2011 and December 31, 2010, we were in compliance with all financial covenants.

Other restrictive covenants contained in our credit facility include limitations on incurring additional indebtedness and completing acquisitions. We generally cannot incur indebtedness outside the credit facility, with the exception of capital leases, with a limit of $15.0 million, and subordinated debt, with a limit of $100.0 million of aggregate subordinated debt. Generally, for acquisitions we must be able to demonstrate that, on a pro forma basis, we would be in compliance with our covenants during the four quarters prior to the acquisition, and bank permission must be obtained for acquisitions in which cash consideration exceeds $80.0 million or total consideration exceeds $125.0 million.

On April 4, 2011, we completed the acquisition of Encore for $100.0 million cash, which was funded from our credit facility.  See Note 12 of the Notes to Condensed Consolidated Financial Statements for further detail.

On April 25, 2011, we entered into an amended senior credit facility, with KeyBank National Association as administrative agent, and a syndicate of banks as lenders. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further detail.

Share Repurchase Program:  On October 26, 2010, we announced that our board of directors authorized $35.0 million for share repurchases (the “Share Repurchase Program”). Repurchases may be made pursuant to the Share Repurchase Program from time to time at prevailing market prices in the open market or in privately negotiated purchases, or both. The company may utilize one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 under the Exchange Act of 1934 to effect all or a portion of the repurchases. During the three months ended March

31, 2011, we purchased 745,414 shares of common stock for approximately $10.0 million, at an average cost of $13.37 per share.

We also have a policy that requires shares to be repurchased by the company to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Dividend:  On January 17, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, which was paid on February 17, 2011 to shareholders of record on January 27, 2011.  On February 23, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, payable on May 19, 2011 to shareholders of record at the close of business on April 28, 2011.  Dividends payable of approximately $1.2 million is included as a component of “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at March 31, 2011.

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

Contractual Obligations

There have been no significant developments with respect to our contractual obligations since December 31, 2010.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2010 that was filed with the SEC on February 25, 2011, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued new guidance to address differences in the ways entities have interpreted requirements for disclosures about pro forma revenue and earnings in a business combination.  This guidance states that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior year annual reporting period only.  This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for us for any business combinations whose acquisition date is after January 1, 2011.  This guidance impacts disclosures only, and has no impact on our consolidated financial position, results of operations, or cash flows.

In December 2010, the FASB issued new standards that amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We adopted this guidance as of the beginning of fiscal year 2011. The adoption of this standard did not have an impact on our consolidated financial statements as we do not have any reporting units with zero or negative carrying amounts as of our last impairment test.

In January 2010, the FASB issued updated guidance that requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2010. The update required new disclosures only, and had no impact on our consolidated financial position, results of operations, or cash flows as we have not had any transfers out of Level 1. The disclosures related to Level 3 fair value measurements were effective for us in 2011. This update also only requires new disclosures, and will have no impact on our consolidated financial position, results of operations, or cash flows.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. These new standards are effective for us beginning in the first quarter of fiscal year 2011.  The adoption of this standard did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products.  These new standards are effective for us beginning in the first quarter of fiscal year 2011.  The adoption of this standard did not have a material impact on our consolidated financial statements as our software arrangements are not tangible products with software components.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which we are exposed include interest rates under our senior revolving credit facility, foreign exchange rates giving rise to translation, and fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue.

Interest Rate Risk

Interest on our senior revolving credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate. As of March 31, 2011, we had borrowed $73.0 million under the senior revolving loan.

We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the senior revolving loan. As of March 31, 2011, the analysis indicated that such a movement would not have a material effect on our consolidated financial position, results of operations, or cash flows.

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

Item 4.                                   Controls and Procedures

An evaluation was carried out by the Epiq Systems, Inc.’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                          Risk Factors

There have been no material changes in our Risk Factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 that was filed with the SEC on February 25, 2011.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the total number of shares purchased during the quarter ended March 31, 2011, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the maximum number (or approximate dollar value) of shares that may yet be purchased under a share repurchase program.

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value. We also have a policy that requires shares to be repurchased by the company to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased		Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)

January 1 – January 31	430,017		$13.3494	430,017	$16,357,000
February 1 – February 28	381,687	(3)	$13.4858	315,397	$12,137,000
March 1 – March 31	—		—	—	$12,137,000
Total Activity for the Quarter Ended March 31, 2011	811,704		$13.4176	745,414	$12,137,000

(1)	On October 26, 2010, we announced that our board of directors authorized $35.0 million for share repurchases. This program has no stated expiration date.

(2)	Includes brokerage commissions paid by the company.

(3)  Includes 66,290 shares that were repurchased by the company at an average price of $13.57 per share to satisfy tax withholding obligations upon the vesting of restricted stock awards in February 2011.

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

Epiq Systems, Inc.

Date:	May 2, 2011	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	May 2, 2011	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)