Form 10-Q
period 2011-06-30
EPIQ SYSTEMS INC
filed 2011-08-05
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common Stock, $0.01 par value per share	35,700,850 shares

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE:
Case management services	$58,320	$39,137	$100,203	$74,048
Case management bundled products and services	4,444	4,779	8,859	9,586
Document management services	5,927	12,123	13,842	21,516
Operating revenue before reimbursed direct costs	68,691	56,039	122,904	105,150
Operating revenue from reimbursed direct costs	5,263	9,894	10,672	16,154
Total Revenue	73,954	65,933	133,576	121,304

OPERATING EXPENSE:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	22,072	16,448	40,638	31,752
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	782	928	1,613	1,838
Reimbursed direct costs	5,152	9,629	10,489	15,833
General and administrative	27,078	23,900	46,368	44,113
Depreciation and software and leasehold amortization	5,806	5,246	11,013	10,447
Amortization of identifiable intangible assets	6,195	1,696	9,961	3,516
Other operating expense	652	25	1,135	69
Total Operating Expense	67,737	57,872	121,217	107,568

INCOME FROM OPERATIONS	6,217	8,061	12,359	13,736

INTEREST EXPENSE (INCOME):
Interest expense	1,757	328	2,567	724
Interest income	(11)	(13)	(16)	(22)
Net Interest Expense	1,746	315	2,551	702

INCOME BEFORE INCOME TAXES	4,471	7,746	9,808	13,034

PROVISION FOR INCOME TAXES	1,698	3,831	3,953	6,784

NET INCOME	$2,773	$3,915	$5,855	$6,250

NET INCOME PER SHARE INFORMATION:
Basic	$0.08	$0.11	$0.17	$0.17
Diluted	$0.08	$0.10	$0.16	$0.16
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,069	36,688	35,081	36,438
Diluted	36,510	41,105	36,507	41,339

Cash dividends declared per common share	$0.035	$0.035	$0.105	$0.035

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	June 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,802	$5,439
Trade accounts receivable, less allowance for doubtful accounts of $4,567 and $3,778, respectively	83,707	59,940
Prepaid expenses	5,959	5,581
Other current assets	11,028	5,637
Total Current Assets	$105,496	$76,597

LONG-TERM ASSETS:
Property and equipment, net	41,114	41,258
Internally developed software costs, net	22,029	19,659
Goodwill	365,426	294,789
Other intangibles, net of accumulated amortization of $68,355 and $58,339, respectively	66,327	43,580
Other	5,364	2,335
Total Long-term Assets, net	500,260	401,621
Total Assets	$605,756	$478,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,621	$13,227
Accrued compensation	4,749	8,891
Deposits	2,500	2,553
Deferred revenue	2,975	1,422
Other accrued liabilities	7,621	4,611
Current maturities of long-term obligations	11,859	2,945
Total Current Liabilities	41,325	33,649

LONG-TERM LIABILITIES:
Deferred income taxes	44,586	24,159
Other long-term liabilities	6,022	5,027
Long-term obligations (excluding current maturities)	187,468	86,860
Total Long-term Liabilities	238,076	116,046

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; issued and outstanding — 39,493,852 and 39,063,327 shares	395	391
Additional paid-in capital	283,366	281,119
Accumulated other comprehensive loss	(1,534)	(1,971)
Retained earnings	93,206	91,069
Treasury stock, at cost — 3,807,384 and 3,295,492 shares	(49,078)	(42,085)
Total Stockholders’ Equity	326,355	328,523
Total Liabilities and Stockholders’ Equity	$605,756	$478,218

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	AOCI (1)	Total

Balance at December 31, 2010	39,063	(3,295)	$391	$281,119	$91,069	$(42,085)	$(1,971)	$328,523
Comprehensive income:
Net income	—	—	—	—	5,855	—	—	5,855
Foreign currency translation adjustment	—	—	—	—	—	—	437	437
Total comprehensive income	—	—	—	—	5,855	—	437	6,292
Tax benefit from share-based compensation	—	—	—	320	—	—	—	320
Common stock issued under share-based compensation plans	431	299	4	(1,590)	—	3,865	—	2,279
Common stock repurchased under share-based compensation plans	—	(66)	—	—	—	(900)	—	(900)
Share repurchases (Note 9)	—	(745)	—	—		(9,958)	—	(9,958)
Dividends declared (Note 9)	—	—	—	—	(3,718)	—	—	(3,718)
Share-based compensation	—	—	—	3,517		—	—	3,517
Balance at June 30, 2011	39,494	(3,807)	$395	$283,366	$93,206	$(49,078)	$(1,534)	$326,355

(1)   AOCI — Accumulated Other Comprehensive Income (Loss)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	AOCI (1)	Total
Balance at December 31, 2009	36,238	(56)	$362	$248,937	$79,772	$(858)	$(1,815)	$326,398
Comprehensive income:
Net income	—	—	—	—	6,250	—	—	6,250
Foreign currency translation adjustment	—	—	—	—	—	—	(419)	(419)
Total comprehensive income	—	—	—	—	6,250	—	(419)	5,831
Tax benefit from share-based compensation	—	—	—	21	—	—	—	21
Common stock issued under share-based compensation plans	494	56	5	(189)	—	858	—	674
Share repurchases (Note 9)	—	(125)	—	—	—	(1,655)		(1,655)
Dividends declared (Note 9)	—	—	—	—	(1,345)	—	—	(1,345)
Conversion of convertible notes	2,328	—	24	27,144	—			27,168
Share-based compensation	—	—	—	3,827	—	—	—	3,827
Balance at June 30, 2010	39,060	(125)	$391	$279,740	$84,677	$(1,655)	$(2,234)	$360,919

(1)   AOCI — Accumulated Other Comprehensive Income (Loss)

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,855	$6,250
Adjustments to reconcile net income to net cash provided by operating activities:
Expense (benefit) for deferred income taxes	2,366	(4,055)
Depreciation and software amortization	11,013	10,447
Amortization of intangible assets	9,961	3,516
Change in valuation of contingent consideration	(2,775)	—
Benefit related to embedded option	—	(738)
Share-based compensation expense	3,517	3,827
Provision for bad debts	1,042	977
Other, net	813	122
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(12,840)	(13,285)
Prepaid expenses and other assets	(1,226)	(679)
Accounts payable and other liabilities	(9,954)	9,650
Excess tax benefit related to share-based compensation	(99)	—
Other	1,746	244
Net cash provided by operating activities	9,419	16,276

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,381)	(5,479)
Internally developed software costs	(3,201)	(4,366)
Cash paid for business acquisition, net of cash acquired	(99,232)	—
Other investing activities, net	52	7
Net cash used in investing activities	(109,762)	(9,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	139,000	—
Payments on revolver	(26,000)	—
Payments under long-term obligations	(1,130)	(25,747)
Excess tax benefit related to share-based compensation	99	—
Common stock repurchases (Note 9)	(10,858)	—
Cash dividends paid (Note 9)	(2,479)	—
Debt issuance costs	(1,789)	(1,405)
Proceeds from issuance of common stock under share-based compensation plans	2,279	674
Net cash provided by (used in) financing activities	99,122	(26,478)

Effect of exchange rate changes on cash	584	16

DECREASE IN CASH AND CASH EQUIVALENTS	(637)	(20,024)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,439	48,986
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,802	$28,962

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

We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers; and hardware maintenance.  We retain ownership of all hardware provided and we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease.  Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals; which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurs at the end of each period as we achieve our target when deposits are held at the financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.  This revenue, which was less than ten percent of our total revenue for the three and six months ended June 30, 2011 and 2010, is included in the Condensed Consolidated Statements of Income as a component of “Case management services” revenue.

Reimbursements

We have revenue related to the reimbursement of certain costs, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Condensed Consolidated Statements of Income as “Operating revenue from reimbursed direct costs” and as “Reimbursed direct costs”, respectively.

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We have determined that our reporting units are bankruptcy trustee management, corporate restructuring, E-discovery, and settlement administration. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since our last annual test to indicate that it is more likely than not that the recorded goodwill balance has become impaired.

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

Our recognized goodwill totaled $365.4 million as of June 30, 2011.  As of July 31, 2010, which is the date of our most recent impairment test, the fair value of each of our reporting units was substantially in excess of the carrying value of the reporting unit, except for the bankruptcy trustee management reporting unit, which had $74.9 million of goodwill allocated to it. The fair value of this reporting unit exceeded its carrying value by approximately 14%. The discount rate used in the income approach for the trustee management reporting unit, evaluated at July 31, 2010, was 12.3%. An increase to the discount rate of 1% would have lowered the fair value determined under the income approach for this reporting unit by approximately $12.0 million, or 12%, which, with all other variables remaining the same, would result in the fair value of this reporting unit exceeding its carrying value by 1%.

As described in Note 11 of the Notes to Condensed Consolidated Financial Statements, in connection with the acquisition of Jupiter eSources LLC (“Jupiter eSources”) on October 1, 2010, we recognized $30.7 million of goodwill, which is allocated to the bankruptcy segment, and in connection with the acquisition of Encore Discovery Solutions on April 4, 2011, we recognized $70.5 million of goodwill, which is allocated to the E-discovery segment.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard related to the Comprehensive Income.  This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement.  In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income.  This update does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  The new standard eliminates the option to present comprehensive income on the statement of changes in shareholders’ equity.  This requirement will become effective for us beginning with the Form 10-Q filing for the quarter ending March 31, 2012 and will require retrospective application for all periods presented.

In December 2010, the FASB issued new guidance to address differences in the ways entities have interpreted requirements for disclosures about pro forma revenue and earnings in a business combination.  This guidance states that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior year annual reporting period only.  This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for us for any business combinations whose acquisition date is after January 1, 2011 and the guidance impacts disclosures only.  See Note 11 for the required disclosures.

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

 NOTE 2:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first six months of 2011 was as follows (in thousands):

	E-discovery	Bankruptcy	Settlement Administration	Total
	(in thousands)
Balance as of December 31, 2010	$79,826	$182,116	$32,847	$294,789
Acquisition	70,484	—	—	70,484
Foreign currency translation	153	—	—	153
Balance as of June 30, 2011	$150,463	$182,116	$32,847	$365,426

Amortizing identifiable intangible assets as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets:
Customer relationships	$93,654	$40,863	$63,902	$32,007
Trade names	2,362	824	745	745
Non-compete agreements	32,232	26,668	30,838	25,587
Non-amortizing intangible assets:
Trade names	6,434	—	6,434	—
	$134,682	$68,355	$101,919	$58,339

Customer relationships, non-compete agreements and trade names carry a weighted average remaining life of seven years, six years and five years, respectively. Aggregate amortization expense related to identifiable intangible assets was $6.2 million and $1.7 million for the three months ended June 30, 2011 and 2010, respectively, and $10.0 million and $3.5 million for the six months ended June 30, 2011 and 2010, respectively.  The following table outlines the estimated future amortization expense related to intangible assets held at June 30, 2011:

(in thousands)

Year Ending December 31,
2011 (excluding the six months ended June 30, 2011)	$11,270
2012	18,047
2013	12,126
2014	7,074
2015	5,500
2016	2,706

NOTE 3:   LONG-TERM OBLIGATIONS

The following is a summary of long-term obligations outstanding (in thousands):

	June 30, 2011	December 31, 2010
	(in thousands)
Senior revolving loan	$180,000	$67,000
Capital leases	6,694	7,055
Acquisition-related liabilities	12,633	15,750
Total long-term obligations, including current portion	199,327	89,805

Current maturities of long-term obligations	(11,859)	(2,945)
Long-term obligations	$187,468	$86,860

Credit Facilities

On April 25, 2011, we entered into an amended senior credit facility, with KeyBank National Association as administrative agent, and a syndicate of banks as lenders.  The amendment to the credit facility, which continues to provide for a senior revolving loan, increased the aggregate amount of funds available from $140.0 million to $325.0 million, and extended the maturity date from June 2014 to December 2015. During the term of the credit facility, we have the right, subject to compliance with the covenants as set forth in the credit facility agreement, to increase the borrowings to a maximum of $375.0 million, an increase from the $200.0 million maximum in our previous facility.  The credit facility is secured by liens on our land and buildings and substantially all of our personal property.

Borrowings under the senior revolving loan bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 75 to 175 basis points; (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 175 to 275 basis points. At June 30, 2011, borrowings of $180.0 million under this facility had a weighted average interest rate of 2.22%. The average amount of borrowings under this facility in the second quarter of 2011 was $180.0 million, at a weighted average interest rate of 3.02%.  The maximum month-end amount outstanding during the second quarter of 2011 was $182.0 million. At June 30, 2011, the amount available for borrowings under the credit facility is reduced by the $180.0 million outstanding and $1.1 million in outstanding letters of credit.

The financial covenants contained in the credit facility are a total debt leverage ratio and a fixed charge coverage ratio (all as defined in our credit facility agreement).  As of June 30, 2011, the financial covenants were, a leverage ratio not to exceed 3.00 to 1.00 and a fixed charge coverage ratio of not less than 1.25 to 1.00.  As of June 30, 2011 and December 31, 2010, we were in compliance with all financial covenants.

Other restrictive covenants contained in our credit facility include limitations on incurring additional indebtedness and completing acquisitions.  We generally cannot incur indebtedness outside the credit facility, with the exception of capital leases, with a limit of $15.0 million, and subordinated debt, with a limit of $100 million of aggregate subordinated debt.  Generally, for acquisitions we must be able to demonstrate that, on a pro forma basis, we would be in compliance with our covenants during the four quarters prior to the acquisition, and bank permission must be obtained for acquisitions in which cash consideration exceeds $125.0 million or total consideration exceeds $175.0 million.  The total consideration for all acquisitions consummated during the term of our credit facility may not exceed $300.0 million in the aggregate without bank permission.

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

Acquisition-related Liabilities

We have made acquisitions for which a portion of the purchase price has been deferred.  These deferred payments, which are either non-interest bearing or have a below market interest rate, have been discounted using an appropriate imputed interest rate.

In the fourth quarter of 2010, in connection with the acquisition of Jupiter eSources, we incurred a liability related to contingent consideration for an earn-out opportunity based on future revenue growth. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $20.0 million over a four year period. We estimated the fair value of the contingent consideration using probability assessments of projected revenue over the earn-out period, and applied an appropriate discount rate based upon the weighted average cost of capital.  This fair value is based on significant inputs not observable in the market. We have recognized the fair value of $1.0 million and $3.4 million of the contingent consideration in “Current maturities of long-term obligations” and “Long-term obligations”, respectively, on the Condensed Consolidated Balance Sheet at June 30, 2011 and $7.2 million of the contingent consideration in “Long-term obligations” at December 31, 2010. Subsequent fair value changes, measured quarterly, up to the ultimate amount paid, will be recognized in earnings.  During the second quarter 2011, we recognized a decrease in the fair value of $2.8 million which is reflected in “Other operating expense” on the Condensed Consolidated Statements of Income as of the three month and six month periods ended June 30, 2011.

In addition to the earn-out opportunity, in connection with the acquisition of Jupiter eSources, we withheld a portion of the purchase price for any claims for indemnification and purchase price adjustments.  This holdback has been discounted using an appropriate imputed interest rate and $8.2 million and $8.1 million is recorded in “Current maturities of long-term obligations” and “Long-term obligations” on the Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, respectively.

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

We have determined that certain nonvested share awards (also referred to as restricted stock awards) issued by the company are participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net income per share is calculated under the two-class method calculation. In determining the number of diluted shares outstanding, we are required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation as it relates to participating securities. For the three and six months ended June 30, 2011 the treasury stock method was more dilutive, and for the three and six months ended June 30, 2010, the two-class method calculation was more dilutive.

The computation of basic and diluted net income per share for the three and six months ended June 30, 2011 is as follows (in thousands, except per share data):

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount

Net income	$2,773			$5,855
Less: net income allocated to nonvested shares (1)	—			(4)

Basic net income available to common stockholders	2,773	35,069	$0.08	5,851	35,081	$0.17

Effect of dilutive securities:
Stock options	—	1,441		—	1,364
Nonvested shares	—	—		4	62
Diluted net income available to common stockholders	$2,773	36,510	$0.08	$5,855	36,507	$0.16

(1)          Amounts allocated to holders of nonvested shares are calculated based upon a weighted average percentage of nonvested shares that are participating securities in relation to total shares outstanding.

The computation of basic and diluted net income per share for the three and six months ended June 30, 2010 is as follows (in thousands, except per share data):

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount

Net income	$3,915			$6,250
Less: amounts allocated to nonvested shares (1)	(16)			(21)

Basic net income available to common stockholders	3,899	36,688	$0.11	6,229	36,438	$0.17

Effect of dilutive securities:
Stock options	—	1,015		—	1,059
Convertible debt	239	3,402		537	3,842
Add-back: amounts allocated to nonvested shares(1)	16	—		21	—
Less: amounts re-allocated to nonvested shares	(15)	—		(21)	—

Diluted net income available to common stockholders	$4,139	41,105	$0.10	$6,766	41,339	$0.16

(1)          Amounts allocated to holders of nonvested shares are calculated based upon a weighted average percentage of nonvested shares that are participating securities in relation to total shares outstanding.

NOTE 5:   SHARE-BASED COMPENSATION

Share-based compensation is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period.  The following table presents total share-based compensation expense included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Direct cost of services	$29	$61	$126	$165
General and administrative	1,651	2,130	3,391	3,662
Pre-tax share-based compensation expense	1,680	2,191	3,517	3,827
Income tax benefit	(727)	(583)	(1,523)	(1,087)
Total share-based compensation expense, net of tax	$953	$1,608	$1,994	$2,740

The 2004 Equity Incentive Plan, as amended (the “2004 Plan”), limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock awards under the 2004 Plan to 7,500,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited will generally be available for future grants. At June 30, 2011, there were approximately 619,000 shares of common stock available for future equity-related grants under the 2004 Plan.

During the six months ended June 30, 2011, we granted 430,000 nonvested share awards at a weighted-average grant date price of $13.39 per share.  These awards vest 12 months after the date of grant upon achievement of a performance condition for the calendar year ending December 31, 2011. As of June 30, 2011 we have assessed the likelihood that the performance condition will be met and have recorded the related expense based on the estimated outcome. We also granted 557,500 stock options with a weighted-average exercise price of $14.60 per share, which vest over periods ranging from five to seven years.

We settle stock option exercises and nonvested share awards with newly issued common shares or treasury stock.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used and the weighted-average fair value per option granted.

	Six months ended June 30,
	2011	2010
Expected life of stock option (years)	6.6	6.5
Expected volatility	30%	37%
Risk-free interest rate	2.5%	2.7%
Dividend yield	1.1%	0.63%
Weighted average grant-date fair value	$4.49	$4.68

As of June 30, 2011 there was $9.1 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based awards, which will be recognized over a weighted-average period of 2.6 years.

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

Following is a summary of segment information for the three months ended June 30, 2011. The intersegment revenues in the three months ended June 30, 2011 related primarily to call center and printing services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended June 30, 2011
	E-discovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$38,717	$21,532	$8,442	$—	$68,691
Intersegment revenue	3	—	370	(373)	—

Operating revenue before reimbursed direct costs	38,720	21,532	8,812	(373)	68,691
Operating revenue from reimbursed direct costs	131	1,167	3,965	—	5,263
Total revenue	38,851	22,699	12,777	(373)	73,954

Direct costs, general and administrative costs	22,555	11,273	11,877	(373)	45,332
Segment performance measure	$16,296	$11,426	$900	$—	$28,622

Following is a summary of segment information for the three months ended June 30, 2010. The intersegment revenues in the three months ended June 30, 2010 related primarily to call center and printing services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended June 30, 2010
	E-discovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$19,786	$24,418	$11,835	$—	$56,039
Intersegment revenue	28	—	472	(500)	—

Operating revenue before reimbursed direct costs	19,814	24,418	12,307	(500)	56,039
Operating revenue from reimbursed direct costs	67	2,633	7,194	—	9,894
Total revenue	19,881	27,051	19,501	(500)	65,933

Direct costs, general and administrative costs	11,212	13,836	16,700	(500)	41,248
Segment performance measure	$8,669	$13,215	$2,801	$—	$24,685

Following is a reconciliation of our segment performance measure to income before income taxes:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Segment performance measure	$28,622	$24,685
Corporate and unallocated expenses	(8,072)	(7,466)
Share-based compensation expense	(1,680)	(2,191)
Depreciation and software and leasehold amortization	(5,806)	(5,246)
Amortization of intangible assets	(6,195)	(1,696)
Other operating expense	(652)	(25)
Interest expense, net	(1,746)	(315)
Income before income taxes	$4,471	$7,746

Following is a summary of segment information for the six months ended June 30, 2011. The intersegment revenues in the six months ended June 30, 2011 related primarily to call center and printing services performed by the settlement administration segment for the bankruptcy segment.

	Six Months Ended June 30, 2011
	E-discovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$59,688	$44,306	$18,910	$—	$122,904
Intersegment revenue	8	—	906	(914)	—

Operating revenue before reimbursed direct costs	59,696	44,306	19,816	(914)	122,904
Operating revenue from reimbursed direct costs	211	2,154	8,307	—	10,672
Total revenue	59,907	46,460	28,123	(914)	133,576

Direct costs, general and administrative costs	33,780	22,535	25,915	(914)	81,316
Segment performance measure	$26,127	$23,925	$2,208	$—	$52,260

Following is a summary of segment information for the six months ended June 30, 2010. The intersegment revenues in the six months ended June 30, 2010 related primarily to call center and printing services performed by the settlement administration segment for the bankruptcy segment.

	Six Months Ended June 30, 2010
	E-Discovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$36,582	$48,995	$19,573	$—	$105,150
Intersegment revenue	30	—	869	(899)	—

Operating revenue before reimbursed direct costs	36,612	48,995	20,442	(899)	105,150
Operating revenue from reimbursed direct costs	95	5,000	11,059	—	16,154
Total revenue	36,707	53,995	31,501	(899)	121,304

Direct costs, general and administrative costs	21,100	27,101	27,787	(899)	75,089
Segment performance measure	$15,607	$26,894	$3,714	$—	$46,215

Following is a reconciliation of our segment performance measure to income before income taxes:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Segment performance measure	$52,260	$46,215
Corporate and unallocated expenses	(14,275)	(14,620)
Share-based compensation expense	(3,517)	(3,827)
Depreciation and software and leasehold amortization	(11,013)	(10,447)
Amortization of intangible assets	(9,961)	(3,516)
Other operating expense	(1,135)	(69)
Interest expense, net	(2,551)	(702)
Income before income taxes	$9,808	$13,034

Following are total assets by segment:

	June 30, 2011	December 31, 2010
	(in thousands)
Assets
E-discovery	$264,758	$145,246
Bankruptcy	247,440	260,458
Settlement Administration	53,835	53,830
Corporate and unallocated	39,723	18,684
Total consolidated assets	$605,756	$478,218

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

As of June 30, 2011 and December 31, 2010, our assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows (in thousands):

		Estimated Fair Value Measurements
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Items Measured at Fair Value on a Recurring Basis	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2011:
Assets:
Money market funds	$54	$54	$—	$—
Liabilities:
Contingent consideration (1)	$4,391	$—	$—	$4,391

December 31, 2010:
Assets:
Money market funds	$54	$54	$—	$—
Liabilities:
Contingent consideration (1)	$7,166	$—	$—	$7,166

(1)          The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with our acquisition of Jupiter eSources that is contingent upon future revenue growth. We estimated the fair value using projected revenue over the earn-out period, and applied a discount rate to the projected earn-out payments that approximated the weighted average cost of capital.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)
Contingent Consideration
Beginning balance December 31, 2010	$7,166
Total unrealized gains	2,775
Ending balance June 30, 2011	$4,391

The amount of total gains for the three month and six month periods ended June 30, 2011 attributable to the change in contingent consideration as of June 30, 2011 is $2.8 million.  This gain is reflected in “Other operating expense” on the Condensed Consolidated Statements of Income.

As of June 30, 2011 and December 31, 2010, the carrying value of our trade accounts receivable, accounts payable, certain other liabilities, deferred acquisition price payments and capital leases approximated fair value. The amount outstanding under our credit facility at June 30, 2011 and December 31, 2010 was $180.0 million and $67.0 million, respectively, which approximated fair value due to the borrowing rates currently available to the company for debt with similar terms.

NOTE 8:    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Six months ended June 30,
	2011	2010

Cash paid for:
Interest	$1,293	$1,819
Income taxes paid, net	2,675	8,516
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable	925	2,964
Conversion of convertible notes into common stock	—	27,168
Capitalized lease obligations incurred	196	329
Dividends declared but not yet paid	1,239	1,346
Common shares repurchased but not yet paid	—	1,655
Obligations incurred in acquisition	942	—

NOTE 9:                                                STOCKHOLDERS’ EQUITY

Share Repurchase

On October 26, 2010, we announced that our board of directors authorized $35.0 million for share repurchases (the “Share Repurchase Program”). Repurchases may be made pursuant to the Share Repurchase Program from time to time at prevailing market prices in the open market or in privately negotiated purchases, or both. The company may utilize one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to effect all or a portion of the repurchases. During the six months ended June 30, 2011, we purchased 745,414 shares of common stock for approximately $10.0 million, at an average cost of $13.37 per share.

We also have a policy that requires shares to be repurchased by the company to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Dividend

On January 17, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, which was paid on February 17, 2011 to shareholders of record on January 27, 2011.  On February 23, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, which was paid on May 19, 2011 to shareholders of record on April 28, 2011.  On June 7, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, payable on August 18, 2011 to shareholders of record as of the close of business on July 28, 2011.  Dividends payable of approximately $1.2 million is included as a component of “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at June 30, 2011.

NOTE 10:                                         LEGAL PROCEEDINGS

Purported Software License Complaint

On or about June 24, 2011, Epiq eDiscovery Solutions, Inc. (“EDS”), an indirect, wholly owned subsidiary of Epiq Systems, Inc., filed a lawsuit against Sybase, Inc. (“Sybase”) and Does 1 to 50, et al. in the Superior Court of the State of California, Alameda County, alleging breach of contract and requesting a declaratory judgment against Sybase.  EDS’s complaint against Sybase relates to a dispute that has arisen under a software license agreement between EDS and Sybase (the “Agreement”) and encompasses a request by EDS for the Court to issue an order:  (a) declaring that EDS currently owes Sybase nothing under the Agreement, and (b) requiring Sybase to provide EDS with certain license keys to software licenses that EDS purchased from Sybase under the Agreement.  On or about July 29, 2011, Sybase filed an answer to the complaint and a cross-complaint against EDS and Roes 51-60 relating to that same dispute and Agreement, alleging that, among other things, EDS owes Sybase additional amounts under the Agreement.

Epiq believes that Sybase’s cross-complaint has no merit and EDS will defend against Sybase’s cross-complaint vigorously.  No amounts have been recorded as a loss contingency as of June 30, 2011 in the accompanying Condensed Consolidated Financial Statements associated with this matter. EDS filed the lawsuit in order to protect and defend its rights and to demonstrate that, at all relevant times, EDS acted in good faith and in accordance with the terms of the Agreement.

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

Also as previously reported, on April 27, 2010, on the determination of our board of directors, we entered into a Stipulation of Settlement (the “Settlement Agreement”) with the plaintiff and defendants relating to the settlement of this litigation and mutual release of claims, and we and our insurance carrier agreed to pay plaintiff’s counsel’s fees and expenses, which totaled $3.5 million. On June 22, 2010, the Court entered an order which, among other things, preliminarily approved the Settlement Agreement and scheduled a final hearing.  On August 25, 2010, the Court entered a final order, dated August 24, 2010, finally approving the Settlement and dismissing with prejudice the lawsuit and all claims contained therein (the “Final Order”). During the third quarter of 2010, the settlement amount, which had been fully accrued for in prior periods, was paid by us and our insurance company. On or about September 24, 2010, the Final Order became final and non-appealable because no appeal was filed prior to such date.

NOTE 11:   ACQUISITIONS

Jupiter eSources LLC

On October 1, 2010, we completed the acquisition of Jupiter eSources, which includes the proprietary software product, AACER® (Automated Access to Court Electronic Records), that assists creditors including banks, mortgage processors, and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. The AACER® product electronically monitors developments in all U.S. bankruptcy courts and applies sophisticated algorithms to classify docket filings automatically in each case to facilitate the management of large bankruptcy claims operations. By implementing the AACER® solution, clients achieve greater accuracy in faster timeframes, with a significant cost savings compared to manual attorney review of each case in the portfolio.

The purchase price of Jupiter eSources was comprised of the following:

(in thousands)
Cash paid at closing	$51,600
Fair value of holdback	8,090
Working capital adjustment	539
Fair value of contingent consideration	7,166
Total preliminary purchase price	$67,395

In connection with this acquisition, we withheld a portion of the purchase price for any claims for indemnification and purchase price adjustments.  This holdback has been discounted using an appropriate imputed interest rate; and $8.2 million and $8.1 million are recorded in “Current maturities of long-term obligations” and “Long-term obligations” on the Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, respectively.

As a result of an earn-out opportunity based on future revenue growth that is part of this acquisition, we also have contingent consideration. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $20.0 million over a four year period.  We have recognized the fair value of $1.0 million and $3.4 million of the contingent consideration in “Current maturities of long-term obligations” and “Long-term obligations”, respectively, on the Condensed Consolidated Balance Sheet at June 30, 2011 and $7.2 million of the contingent consideration in “Long-term obligations” at December 31, 2010. The fair value of the contingent consideration was determined by a present value calculation of the potential payouts based on projected revenue. Subsequent changes in fair value, which are measured quarterly, up to the ultimate amount paid, will be recognized in earnings.  During the second quarter of 2011, we recognized a decrease in the fair value of $2.8 million which is reflected in “Other operating expense on the Condensed Consolidated Statements of Income as of the three and six month periods ended June 30, 2011

The transaction was funded from our credit facility. Transaction related costs, which were expensed during the period in which they were incurred, are reflected in “Other operating expense” in the Condensed Consolidated Statements of Income, and totaled $0.1 million for the six months ended June 30, 2011 for this acquisition.

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

The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value we placed on the AACER® product.  We have allocated goodwill of $30.7 million related to this acquisition to our bankruptcy segment, which is deductible for tax purposes. The condensed consolidated financial statements include the operating results of Jupiter eSources from the date of acquisition.

Encore Discovery Solutions

On April 4, 2011, we completed the acquisition of Encore Discovery Solutions (“Encore”) for approximately $104.3 million, $10.0 million of which was placed in escrow as security for potential indemnification claims.  Encore provides products and services for electronic evidence processing, document review platforms, and professional services for project management, data collection and forensic consulting. With this transaction, we further strengthen our worldwide e-discovery franchise providing corporate legal departments and law firms with a broad range of capabilities to manage electronic information for discovery, investigations, compliance and related legal matters.  The transaction was funded from our credit facility.

The total preliminary purchase price transferred to effect the acquisition was as follows (in thousands):

(in thousands)
Cash paid at closing	$103,385
Other consideration	844
Working capital adjustment	98
Total preliminary purchase price	$104,327

The transaction was funded from our credit facility. Transaction related costs, which were expensed during the period in which they were incurred, are reflected in “Other operating expense” in the Condensed Consolidated Statements of Income, and totaled $3.8 million for the six months ended June 30, 2011 for this acquisition.

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

(in thousands)
Tangible assets and liabilities
Current assets, including cash acquired	$19,254
Non-current assets	2,669
Current liabilities	(6,646)
Non-current liabilities	(16,748)
Intangible assets	32,578
Software	2,498
Goodwill	70,722
Net assets acquired	$104,327

Included in the total liabilities assumed is a preliminary net deferred tax liability balance of $17.8 million, primarily comprised of the difference between the assigned values of the intangible assets acquired and the tax basis of those assets.

Based on the preliminary results of an independent valuation, we have allocated approximately $32.6 million of the purchase price to acquired intangible assets, and $2.5 million of the purchase price to software. The following table summarizes the major classes of acquired intangible assets and software, as well as the respective weighted-average amortization periods:

	Amount (in thousands)	Weighted Average Amortization Period (Years)
Identifiable Intangible Assets
Trade name	$1,617	5.0
Non-compete agreement	1,362	2.0
Customer relationships	29,599	7.0
Total identifiable intangible assets	$32,578

Software internally developed	$2,498	5.0

The amounts shown above may change in the near term as management continues to assess the fair value of acquired assets and liabilities.  We are also continuing to gather information necessary to evaluate the income tax implications on the opening balance sheet.  The income tax related accounts and goodwill may be affected once this evaluation is complete.  The Encore transaction was structured as a stock purchase and therefore, the goodwill and acquired intangible assets are not amortizable for tax purposes.

The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value assigned to Encore, including the expected benefits from the synergies resulting from the transaction, as well as the knowledge and experience of the workforce in place.

Pro forma financial information

The following unaudited condensed pro forma financial information presents the results of operations as if the Encore and Jupiter eSources acquisitions had taken place on January 1, 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$74,110	$79,029	$145,100	$146,782
Net income	2,797	1,794	6,932	2,519

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In this report, in other filings with the Securities and Exchange Commission (the “SEC”) and in press releases and other public statements by our officers throughout the year, Epiq Systems, Inc. makes or will make statements that plan for or anticipate the future.  These forward-looking statements include, but are not limited to any projection or expectation of earnings, revenue or other financial items; the plans, strategies and objectives of management for future operations; factors that may affect our operating results; new products or services; the demand for our products and services; our ability to consummate acquisitions and successfully integrate them into our operations; future capital expenditures; effects of current or future economic conditions or performance; industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  These forward-looking statements are based on our current expectations.  In this Quarterly Report on Form 10-Q, we make statements that plan for or anticipate the future.  Many of these statements are found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

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

E-discovery

Our E-discovery segment provides collections and forensics, processing, search and review, and document review services to companies and the litigation departments of law firms.  We process data which analyzes, filters, deduplicates and produces documents for review.  Produced documents are made available primarily through a hosted environment, and our proprietary software, DocuMatrix™ and third party software which allows for efficient attorney review and data requests. Our customers are typically corporations that use our products and services cooperatively with their legal counsel to manage the e-discovery process for litigation and regulatory matters.

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

Our primary offices are in New York, Phoenix, London and Hong Kong and we operate data centers in the U.S., Europe and Asia.  In 2009, we expanded our offerings to include data forensics and collections services, as well as document review services and we also launched IQ Review™, a revolutionary combination of new intelligent technology and expert services which incorporates new prioritization technology into DocuMatrix™, our flagship document management platform.

On April 4, 2011, we completed the acquisition of Encore Discovery Solutions (“Encore”) for $104.3 million cash, $10.0 million of which was placed in escrow as security for potential indemnification claims. Encore provides market-proven products and services for electronic evidence processing, document review platforms, and professional services for project management, data collection and forensic consulting. With this transaction, we further strengthen our worldwide e-discovery franchise providing corporate legal departments and law firms with a broad range of capabilities to manage electronic information for litigation, investigations, compliance and related legal matters.

Bankruptcy

Bankruptcy is an integral part of the United States’ economy.  As reported by the Administrative Office of the U.S. Courts for the twelve-month period ended March 31, 2011 and 2010, there were approximately 1.57 million and 1.53 million new bankruptcy filings, respectively. Bankruptcy filings for the twelve-month period ended March 31, 2011 increased 3% versus the twelve-month period ended March 31, 2010.  During this period, Chapter 7 filings increased 2%, Chapter 11 filings fell 14%, and Chapter 13 filings increased 5%.

Our bankruptcy business provides solutions that address the needs of Chapter 7, Chapter 11, and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

•                  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended March 31, 2011, accounted for approximately 71% of all bankruptcy filings.  In a Chapter 7 case, the debtor’s assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors.  Chapter 7 cases typically last several years.

•                  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the twelve-month period ended March 31, 2011, accounted for approximately 1% of all bankruptcy filings.  Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations.  Chapter 11 cases generally last several years.

•                  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended March 31, 2011, accounted for approximately 28% of all bankruptcy filings.  In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors.  Chapter 13 cases typically last between three and five years.

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

Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. For the Chapter 7 trustee services component of the bankruptcy segment, the increase in filings is expected to translate into growth in client deposit balances related to asset liquidations. Our trustee services deposit portfolio exceeded $2.0 billion during the three months ended June 30, 2011, while pricing continued at floor pricing levels under our agreements due to the low short-term interest rate environment.

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

On October 1, 2010, we completed the acquisition of Jupiter eSources. The purchase price was comprised of $60.0 million of cash, $8.4 million of which was withheld for any claims for indemnification, and purchase price adjustments. In addition, there is contingent consideration related to an earn-out opportunity based on future revenue growth. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $20.0 million over a four year period. The transaction was funded from our credit facility. See Note 11 of the Notes to Condensed Consolidated Financial Statements for further detail.

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

Results of Operations for the Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

Consolidated Results

Revenue

Total revenue was $74.0 million for the three months ended June 30, 2011, an increase of $8.0 million, or 12%, as compared to the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Revenue originating from reimbursed direct costs was $5.3 million, a decrease of $4.6 million, or 47%, from the prior year. Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating revenue exclusive of revenue originating from reimbursed direct costs was $68.7 million in the three months ended June 30, 2011, an increase of $12.7 million, or 23%, as compared to the prior year.  This increase was driven by a $18.9 million increase in the E-discovery segment, resulting from organic growth as well as the Encore acquisition in April 2011, partially offset by a $3.4 million decrease in the settlement administration segment and a $2.9 million decrease in the bankruptcy segment. Changes by segment are discussed below.

Operating Expense

The direct cost of services, exclusive of depreciation and amortization, was $22.1 million for the three months ended June 30, 2011, an increase of $5.6 million, or 34%, as compared to the prior year. This increase was primarily the result of a $4.7 million increase in compensation related expense, primarily related to the Encore acquisition, and a $1.0 million increase in third-party production costs and outside services, partially offset by a $0.6 million decrease in legal advertising costs.  Changes by segment are discussed below.

The direct cost of bundled products and services, exclusive of depreciation and amortization, was $0.8 million, a decrease of $0.1 million as compared to the prior year. Changes by segment are discussed below.

Reimbursed direct costs decreased $4.5 million, or 47%, to $5.1 million for the three months ended June 30, 2011, compared to the prior year.  This decrease corresponds to the decrease in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $3.2 million, or 13%, to $27.1 million for the three months ended June 30, 2011. This increase was due primarily to a $0.7 million increase in compensation related expense, a $1.2 million increase in professional services, and a $0.5 million increase in travel related costs, partially offset by a $0.5 million decrease in share-based compensation expense. Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs increased $0.6 million, or 11%, to $5.8 million for the three months ended June 30, 2011.  Changes by segment are discussed below.

Amortization of identifiable intangible assets for the three months ended June 30, 2011 was $6.2 million, an increase of $4.5 million compared to the prior year. This increase was due to the current year amortization of intangible assets resulting from the acquisition of Jupiter eSources in the fourth quarter of 2010 and Encore in the second quarter of 2011.

Other operating expenses increased $0.6 million for the three months ended June 30, 2011, compared to the prior year.  This increase was due to $3.9 million in acquisition related expenses primarily associated with the Encore purchase, partially offset by a $2.8 million decrease from the recognition of a fair value adjustment to the contingent consideration for the Jupiter eSources acquisition.

Interest Expense, Net

We recognized interest expense of $1.8 million for three months ended June 30, 2011, an increase of $1.4 million, compared to the prior year.  This increase was due to interest expense resulting from increased borrowings on our senior revolving loan to fund the Jupiter and Encore acquisitions and the stock repurchase plan.

Income Taxes

Our effective tax rate for the three months ended June 30, 2011 was 38.0% compared to 49.5% in the prior year. The reduced tax rate is a result of a greater proportion of income being generated in lower tax foreign jurisdictions, the renewal of the federal research credit in December 2010, a reduction in 2011 accrued interest expense on prior year uncertain tax positions due to settling the New York State income tax audit, and reducing the use of non-deductible equity incentive compensation.  Also, Encore operates in states with lower income tax rates and as a result, the acquisition has reduced our overall tax rate by approximately 1% resulting in recording a $0.2 million reduction in income tax expense during the second quarter.

We have significant operations in New York City, and as a result, our state and local tax rates are higher than the tax rates assessed by other jurisdictions where we operate.

We have increased our unrecognized tax benefits relating to the Encore acquisition by $1.3 million.  If recognized, the entire $1.3 million would affect our effective tax rate.  In addition we acquired federal and certain state net operating losses originating in 2006.  Although the statute of limitations generally lapses after three years from filing the return, these net operating losses could still be adjusted if examined by federal or state income tax auditors.

Net Income

Our net income was $2.8 million for the three months ended June 30, 2011 compared to $3.9 million for the prior year, a decrease of $1.1 million, or 29%. The decrease from the prior year was primarily driven by increased acquisition related expense related to the Encore acquisition, amortization of intangibles which resulted from the acquisitions of Jupiter eSources and Encore, and interest expense, partially offset by growth in our E-discovery segment and the fair value adjustment to the contingent consideration for the Jupiter eSources acquisition.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.

E-discovery Segment

E-discovery operating revenue before reimbursed direct costs for the three months ended June 30, 2011 was $38.7 million, an increase of $18.9 million, or 96%, compared to the prior year.  Operating revenue growth included the impact of the Encore acquisition as well as 22.4% organic growth compared to the prior year.

E-discovery direct and administrative costs, including reimbursed direct costs, were $22.6 million for the three months ended June 30, 2011, an increase of $11.3 million compared to the prior year, of which $8.6 million was attributed to the acquisition of Encore.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs for the three months ended June 30, 2011 was $21.5 million, a decrease of $2.9 million, or 12%, compared to the prior year. This decrease was primarily attributable to a lower level of new Chapter 11 filings, and not as many cases in the early stages of bankruptcy; partially offset by an increase in revenue related to our newly acquired AACER® product.

Bankruptcy direct and administrative costs, including reimbursed direct costs, decreased $2.6 million, or 18%, to $11.3 million for the three months ended June 30, 2011, compared to the prior year. The change in these costs was the result of a $1.5 million decrease in reimbursed direct costs, a $0.5 million decrease in outside services, and a $1.4 million decrease in compensation related expense, partially offset by an increase in direct costs related to the Jupiter eSources acquisition.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs was $8.4 million in the three months ended June 30, 2011, a decrease of $3.4 million, or 29%, compared to the prior year, primarily due to lower printing and claims administration services and due to a large advertising campaign that occurred in the prior year period.

Settlement administration direct and administrative costs, including reimbursed direct costs, for the three months ended June 30, 2011 were $11.9 million, a decrease of $4.8 million, or 29%, compared to the prior year, primarily due to a $3.0 million decrease in reimbursed expenses, a $0.6 million decrease in compensation related expense, and a $0.5 million decrease in legal advertising noticing costs.

Results of Operations for the Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

Consolidated Results

Revenue

Total revenue was $133.6 million for the six months ended June 30, 2011, an increase of $12.3 million, or 10.1%, as compared to the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Revenue originating from reimbursed direct costs was $10.7 million, a decrease of $5.5 million, or 34%, from the prior year. Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating revenue exclusive of revenue originating from reimbursed direct costs was $122.9 million in the six months ended June 30, 2011, an increase of $17.8 million, or 17%, as compared to the prior year. This increase was driven by a $23.1 million increase in the E-discovery segment, partially offset by a $4.7 million decrease in the bankruptcy segment and a $0.7 million decrease in the settlement administration segment. Changes by segment are discussed below.

Operating Expense

The direct cost of services, exclusive of depreciation and amortization, was $40.6 million for the six months ended June 30, 2011, an increase of $8.9 million, or 28%, as compared to the prior year. This increase was primarily the result of a $5.7 million increase in compensation related expense, primarily related to the Encore acquisition, a $2.4 million increase in production supplies and services, and a $0.3 million increase in legal advertising costs.  Changes by segment are discussed below.

The direct cost of bundled products and services, exclusive of depreciation and amortization, was $1.6 million, a decrease of $0.2 million, or 12%, as compared to the prior year. Changes by segment are discussed below.

Reimbursed direct costs decreased $5.3 million, or 34%, to $10.5 million for the six months ended June 30, 2011, compared to the prior year.  This decrease corresponds to the decrease in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $2.3 million, or 5%, to $46.4 million for the six months ended June 30, 2011. This increase was due primarily to a $1.5 million increase in professional services, a $0.3 million increase in compensation-related expense, lease expense of $0.5 million, maintenance expense of $0.5 million, and a $0.7 million increase in travel related costs. The prior year expense included $1.6 million related to a provision for litigation.  Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs for the six months ended June 30, 2011 increased $0.6 million, or 5%, to $11.0 million compared with the prior year.

Amortization of identifiable intangible assets for the six months ended June 30, 2011 was $10.0 million, an increase of $6.4 million, or 183%, compared to the prior year. This increase was due to the current year amortization of intangible assets resulting from the acquisition of Jupiter eSources in the fourth quarter of 2010 and Encore in April 2011.

Other operating expenses increased $1.1 million for the six months ended June 30, 2011, compared to the prior year.  This increase was due to $3.9 million in acquisition related expenses primarily associated with the Encore purchase, partially offset by a $2.8 million decrease from the recognition of a fair value adjustment to the contingent consideration for the Jupiter eSources acquisition.

Interest Expense, Net

We recognized interest expense of approximately $2.6 million for six months ended June 30, 2011, an increase of $1.8 million compared to the prior year.  This increase was due to interest expense resulting from increased borrowings on our senior revolving loan to fund the Jupiter and Encore acquisitions and the stock repurchase plan.

Income Taxes

Our effective tax rate for the six months ended June 30, 2011 was 40.3% compared to 52.0% in the prior year. The reduced tax rate is a result of a greater proportion of income being generated in lower tax foreign jurisdictions, the renewal of the federal research credit in December 2010, a reduction in 2011 accrued interest expense on prior year uncertain tax positions due to settling the New York State income tax audit, and reducing the use of non-deductible equity incentive compensation.  Also, Encore operates in states with lower income tax rates and as a result, the acquisition has reduced our overall tax rate by approximately 1% resulting in recording a $0.2 million reduction in income tax expense during the second quarter.

We have significant operations in New York City, and as a result, our state and local tax rates are higher than the tax rates assessed by other jurisdictions where we operate.

We have increased our unrecognized tax benefits relating to the Encore acquisition by $1.3 million.  If recognized, the entire $1.3 million would affect our effective tax rate.  In addition we acquired federal and certain state net operating losses originating in 2006.  Although the statute of limitations generally lapses after three years from filing the return, these net operating losses could still be adjusted if examined by federal or state income tax auditors.

Net Income

Our net income was $5.9 million for the six months ended June 30, 2011 compared to $6.3 million for the prior year, a decrease of $0.4 million, or 6%. The decrease from the prior year was primarily driven by increased acquisition related expense, amortization of intangibles which resulted from the acquisitions of Jupiter eSources and Encore, and interest expense, partially offset by growth in our E-discovery segment and the fair value adjustment to the contingent consideration for the Jupiter eSources acquisition.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.

E-discovery Segment

E-discovery operating revenue before reimbursed direct costs for the six months ended June 30, 2011 was $59.7 million, an increase of $23.1 million, or 63%, compared to the prior year.  Operating revenue growth included the impact of the Encore acquisition as well as 23.5% organic growth compared to the prior year.

E-discovery direct and administrative costs, including reimbursed direct costs, were $33.8 million for the six months ended June 30, 2011, an increase of $12.7 million, or 60%, compared to the prior year.  For this period $8.6 million of the increase was attributed to the acquisition of Encore with the remaining $4.1 million increase to support the organic growth of the business.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs for the six months ended June 30, 2011 was $44.3 million, a decrease of $4.7 million, or 10%, compared to the prior year. This decrease was primarily attributable to a lower level of new Chapter 11 filings, and not as many cases in the early stages of bankruptcy; partially offset by an increase in revenue related to AACER®, which was acquired in the fourth quarter of 2010.

Bankruptcy direct and administrative costs, including reimbursed direct costs, decreased $4.6 million, or 17%, to $22.5 million for the six months ended June 30, 2011, compared to the prior year. The change in these costs was the result of a $2.8 million decrease in reimbursed direct costs, a $2.0 million decrease in outside services, a $2.1 million decrease in compensation related expense, partially offset by an increase in direct costs related to the Jupiter eSources acquisition.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs was $18.9 million in the six months ended June 30, 2011, a decrease of $0.7 million, or 3%, compared to the prior year, primarily due to lower printing and claims administration services.

Settlement administration direct and administrative costs, including reimbursed direct costs, for the six months ended June 30, 2011 were $25.9 million, a decrease of $1.9 million, or 7%, compared to the prior year.  The change in these costs was the result of $2.6 million decrease in reimbursed direct costs, partially offset by a $0.8 million increase in legal advertising noticing costs.

Liquidity and Capital Resources

Cash flows from operating activities

During the six months ended June 30, 2011, our operating activities provided net cash of $9.4 million. Contributing to net cash provided by operating activities were net income of $5.9 million and non-cash expenses, such as depreciation and amortization and share-based compensation expense, of $25.9 million. These items were partially offset by a $22.4 million net use of cash resulting from changes in operating assets and liabilities, net of the effects from business acquisitions. The most significant changes in operating assets and liabilities were a $10.0 million decrease in accounts payable and other liabilities, and a $12.8 million increase in trade accounts receivable.  Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Accounts payable and other liabilities will fluctuate from period to period depending on timing of purchases and payments.

Cash flows from investing activities

During the six months ended June 30, 2011, we completed the acquisition of Encore with a cash purchase price of $99.2 million funded from our senior revolving loan.  In addition we used cash of $7.4 million for the purchase of property and equipment, including computer hardware and purchased software licenses primarily for our E-discovery business and purchased computer hardware primarily for our corporate network infrastructure and bankruptcy business. Enhancements to our existing software and the development of new software is essential to our continued growth, and, during the six months ended June 30, 2011, we used cash of $3.2 million to fund internal costs related to the development of software for which technological feasibility had been established. We believe that cash generated from operations will be adequate to fund our anticipated property, equipment, and software spending over the next year.

Cash flows from financing activities

During the six months ended June 30, 2011, we borrowed $139.0 million under our senior revolving loan primarily to fund the acquisition of Encore in April 2011, and had net proceeds from stock issued in connection with the exercise of employee stock options of $2.3 million.  This cash provided by financing activities was offset by the use of cash of $26.0 million for payments on our senior revolving loan, $10.9 million for common stock repurchases under our Share Repurchase Program (as discussed below).  We also used cash of $1.1 million for the payment of long-term obligations, including capital lease payments, $1.9 million for debt issuance costs, and $2.5 million for dividends paid on our common shares.

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

Revolving Credit Agreement:  On April 25, 2011, we entered into an amended senior credit facility, with KeyBank National Association as administrative agent, and a syndicate of banks as lenders. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further information.  The amendment to the credit facility, which continues to provide for a senior revolving loan, increased the aggregate amount of funds available from $140.0 million to $325.0 million, and extended the maturity date from June 2014 to December 2015. During the term of the credit facility, we have the right, subject to compliance with the covenants as set forth in the credit facility agreement, to increase the borrowings to a maximum of $375.0 million, an increase from the $200.0 million maximum in our previous facility.  The credit facility is secured by liens on our land and buildings and substantially all of our personal property.  See Note 3 of the Notes to Condensed Consolidated Financial Statements for further detail.

Borrowings under the senior revolving loan bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 75 to 175 basis points; (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 175 to 275 basis points. At June 30, 2011, borrowings of $180.0 million under this facility had a weighted average interest rate of 2.22%. The average amount of borrowings under this facility in the second quarter of 2011 was $180.0 million, at a weighted average interest rate of 3.02%.  The maximum month-end amount outstanding during the second quarter of 2011 was $182.0 million. At June 30, 2011, the amount available for borrowings under the credit facility is reduced by the $180.0 million outstanding and $1.1 million in outstanding letters of credit.

The financial covenants contained in the credit facility a total debt leverage ratio and a fixed charges coverage ratio (all as defined in our credit facility agreement).  As of June 30, 2011, the financial covenants were a leverage ratio not to exceed 3.00 to 1.00, and a fixed charge coverage ratio of not less than 1.25 to 1.00.  As of June 30, 2011 and December 31, 2010, we were in compliance with all financial covenants.

Other restrictive covenants contained in our credit facility include limitations on incurring additional indebtedness and completing acquisitions.  We generally cannot incur indebtedness outside the credit facility, with the exception of capital leases, with a limit of $15.0 million, and subordinated debt, with a limit of $100 million of aggregate subordinated debt.  Generally, for acquisitions we must be able to demonstrate that, on a pro forma basis, we would be in compliance with our covenants during the four quarters prior to the acquisition, and bank permission must be obtained for acquisitions in which cash consideration exceeds $125.0 million or total consideration exceeds $175.0 million.  The total consideration for all acquisitions consummated during the term of our credit facility may not exceed $300.0 million in the aggregate without bank permission.

On April 4, 2011, we completed the acquisition of Encore for $100.0 million cash, which was funded from our credit facility.  See Note 11 of the Notes to Condensed Consolidated Financial Statements for further detail.

Share Repurchase Program:  On October 26, 2010, we announced that our board of directors authorized $35.0 million for share repurchases (the “Share Repurchase Program”). Repurchases may be made pursuant to the Share Repurchase Program from time to time at prevailing market prices in the open market or in privately negotiated purchases, or both. We may utilize one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 under the Exchange Act of 1934 to effect all or a portion of the repurchases. During the six months ended June 30, 2011, we purchased 745,414 shares of common stock for approximately $10.0 million, at an average cost of $13.37 per share.

We also have a policy that requires shares to be repurchased by the Company to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Dividend:  On January 17, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, which was paid on February 17, 2011 to shareholders of record on January 27, 2011.  On February 23, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, payable on May 19, 2011 to shareholders of record at the close of business on April 28, 2011.  On June 7, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, payable on August 18, 2011 to shareholders of record as of the close of business on July 28, 2011.  Dividends payable of approximately $1.2 million is included as a component of “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at June 30, 2011.

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

Contractual Obligations

There have been no significant developments with respect to our contractual obligations since December 31, 2010 except for the additional borrowings under the senior revolving loan as a result of the Encore acquisition.  See Note 3 of the Notes to Condensed Consolidated Financial Statements for further information.

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

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued a new standard related to Comprehensive Income.  This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement.  In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income.  This update does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  The new standard eliminates the option to present comprehensive income on the statement of shareholders’ equity.  This requirement will become effective for us beginning with the Form 10-Q filing for the quarter ending March 31, 2012 and will require retrospective application for all periods presented.

In December 2010, the FASB issued new guidance to address differences in the ways entities have interpreted requirements for disclosures about pro forma revenue and earnings in a business combination.  This guidance states that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior year annual reporting period only.  This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for us for any business combinations whose acquisition date is after January 1, 2011 and the guidance impacts disclosures only.  See Note 11 for the required disclosures.

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

Interest Rate Risk

Interest on our senior revolving credit facility is generally based on a spread, not to exceed 325 basis points over the LIBOR rate. As of June 30, 2011, we had borrowed $180.0 million under the senior revolving loan.

We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the senior revolving loan. As of June 30, 2011, the analysis indicated that such a movement would not have a material effect on our consolidated financial position, results of operations, or cash flows.

In our Chapter 7 bankruptcy business we earn deposit-based fees.  These fees are earned primarily on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients.  The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates.  Based on sensitivity analysis we performed for the six months ended June 30, 2011 a 1% movement in interest rates would not have a material effect on our consolidated financial position, results from operations or cash flows.

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

We performed a sensitivity analysis for the six months ended June 30, 2011 assuming a 1% movement in foreign currency rates applied to the total revenue outside the United States.  As of June 30, 2011, the analysis indicated that such a movement would not have a material effect on our consolidated financial position, results of operations, or cash flows.

Item 4.                                   Controls and Procedures

An evaluation was carried out by the Epiq Systems, Inc.’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the second quarter of 2011, Epiq Systems, Inc.initiated a company-wide implementation of SAP, which provides certain enhancements, efficiencies, and increased security features to the financial reporting process and surrounding internal controls.  As of the end of the second quarter, a number of Epiq’s business units were using the new system, with remaining business units planned to move to SAP over the next year.  We reviewed affected internal controls as part of this implementation, and made changes where appropriate.

Other than the changes mentioned above, there have been no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.                                   Legal Proceedings

Purported Software License Complaint

On or about June 24, 2011, Epiq eDiscovery Solutions, Inc. (“EDS”), an indirect, wholly owned subsidiary of Epiq Systems, Inc., filed a lawsuit against Sybase, Inc. (“Sybase”) and Does 1 to 50, et al. in the Superior Court of the State of California, Alameda County, alleging breach of contract and requesting a declaratory judgment against Sybase.  EDS’s complaint against Sybase relates to a dispute that has arisen under a software license agreement between EDS and Sybase (the “Agreement”) and encompasses a request by EDS for the Court to issue an order:  (a) declaring that EDS currently owes Sybase nothing under the Agreement, and (b) requiring Sybase to provide EDS with certain license keys to software licenses that EDS purchased from Sybase under the Agreement.  On or about July 29, 2011, Sybase filed an answer to the complaint and a cross-complaint against EDS and Roes 51-60 relating to that same dispute and Agreement, alleging that, among other things, EDS owes Sybase additional amounts under the Agreement.

Epiq believes that Sybase’s cross-complaint has no merit and EDS will defend against Sybase’s cross-complaint vigorously.  No amounts have been recorded as a loss contingency as of June 30, 2011 in the accompanying Condensed Consolidated Financial Statements associated with this matter. EDS filed the lawsuit in order to protect and defend its rights and to demonstrate that, at all relevant times, EDS acted in good faith and in accordance with the terms of the Agreement.

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

Also as previously reported, on April 27, 2010, on the determination of our board of directors, we entered into a Stipulation of Settlement (the “Settlement Agreement”) with the plaintiff and defendants relating to the settlement of this litigation and mutual release of claims, and we and our insurance carrier agreed to pay plaintiff’s counsel’s fees and expenses, which totaled $3.5 million. On June 22, 2010, the Court entered an order which, among other things, preliminarily approved the Settlement Agreement and scheduled a final hearing.  On August 25, 2010, the Court entered a final order, dated August 24, 2010, finally approving the Settlement and dismissing with prejudice the lawsuit and all claims contained therein (the “Final Order”). During the third quarter of 2010 the settlement amount, which had been fully accrued for in prior periods, was paid by us and our insurance company. On or about September 24, 2010, the Final Order became final and non-appealable because no appeal was filed prior to such date.

Item 1A.                          Risk Factors

There have been no material changes in our Risk Factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 that was filed with the SEC on February 25, 2011.

Item 6.                                   Exhibits

2.1

Stock Purchase Agreement dated April 4, 2011, by and among the Company, Epiq Systems Holding Company, ELS Holdings LLC and Encore Intermediate Holdco, Inc.  Incorporated by reference and previously filed as Exhibit 2.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2011.

10.1

Fourth Amended and Restated Credit and Security Agreement dated as of April 25, 2011, among the Company and the domestic subsidiaries named therein as borrowers, a syndicate of banks as lenders, KeyBank as lead arranger, sole book runner and administrative agent, Silicon Valley Bank and Regions Bank as co-syndication agents.  BBVA Compass Bank and PNC Bank, National Association as co-documentation agents, and RBS Citizens, National Association as senior managing agent.  Incorporated by reference and previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2011.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101.[INS]†	XBRL Instance Document.

101.[SCH]†	XBRL Taxonomy Extension Schema Document.

101.[CAL]†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.[LAB]†	XBRL Taxonomy Extension Label Linkbase Document.

101.[PRE]†	XBRL Taxonomy Extension Presentation Linkbase Document.

†

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiq Systems, Inc.

Date:	August 5, 2011	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	August 5, 2011	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)