Form 10-Q
period 2011-09-30
EPIQ SYSTEMS INC
filed 2011-10-31
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-22081

EPIQ SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Missouri	48-1056429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Kansas Avenue, Kansas City, Kansas	66105-1300
(Address of principal executive offices)	(Zip Code)

913-621-9500

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2011
Common Stock, $0.01 par value per share	35,712,695 shares

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income — Three and nine months ended September 30, 2011 and 2010 (Unaudited)	2

	Condensed Consolidated Balance Sheets — September 30, 2011 and December 31, 2010 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income — Nine months ended September 30, 2011 and 2010 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2011 and 2010 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 6.	Exhibits	41

Signatures		42

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE:
Case management services	$56,385	$36,626	$156,588	$110,674
Case management bundled products and services	4,224	4,847	13,083	14,433
Document management services	9,143	10,526	22,985	32,042
Operating revenue before reimbursed direct costs	69,752	51,999	192,656	157,149
Operating revenue from reimbursed direct costs	6,359	6,288	17,031	22,442
Total Revenue	76,111	58,287	209,687	179,591

OPERATING EXPENSE:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	23,888	16,455	64,526	48,207
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	778	831	2,391	2,669
Reimbursed direct costs	6,289	6,126	16,778	21,959
General and administrative	26,395	20,068	72,763	64,181
Depreciation and software and leasehold amortization	5,795	4,911	16,808	15,358
Amortization of identifiable intangible assets	6,146	1,697	16,107	5,213
Other operating (income) expense	(1,621)	281	(486)	350
Total Operating Expense	67,670	50,369	188,887	157,937

INCOME FROM OPERATIONS	8,441	7,918	20,800	21,654

INTEREST EXPENSE (INCOME):
Interest expense	1,555	408	4,122	1,132
Interest income	(96)	(7)	(112)	(29)
Net Interest Expense	1,459	401	4,010	1,103

INCOME BEFORE INCOME TAXES	6,982	7,517	16,790	20,551

PROVISION FOR INCOME TAXES	2,696	2,979	6,649	9,763

NET INCOME	$4,286	$4,538	$10,141	$10,788

NET INCOME PER SHARE INFORMATION:
Basic	$0.12	$0.12	$0.29	$0.29
Diluted	$0.12	$0.12	$0.28	$0.28
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,268	37,063	35,145	36,646
Diluted	36,629	38,185	36,550	40,315

Cash dividends declared per common share	$0.05	$0.035	$0.155	$0.070

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	September 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,680	$5,439
Trade accounts receivable, less allowance for doubtful accounts of $4,844 and $3,778, respectively	83,918	59,940
Prepaid expenses	5,730	5,581
Other current assets	7,665	5,637
Total Current Assets	$101,993	$76,597

LONG-TERM ASSETS:
Property and equipment, net	40,747	41,258
Internally developed software costs, net	21,881	19,659
Goodwill	363,908	294,789
Other intangibles, net of accumulated amortization of $74,458 and $58,339, respectively	60,180	43,580
Other	5,351	2,335
Total Long-term Assets, net	492,067	401,621
Total Assets	$594,060	$478,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,693	$13,227
Accrued compensation	5,544	8,891
Deposits	2,121	2,553
Deferred revenue	3,256	1,422
Other accrued liabilities	7,342	4,611
Current maturities of long-term obligations	10,838	2,945
Total Current Liabilities	40,794	33,649

LONG-TERM LIABILITIES:
Deferred income taxes	42,343	24,159
Other long-term liabilities	4,878	5,027
Long-term obligations (excluding current maturities)	175,338	86,860
Total Long-term Liabilities	222,559	116,046

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding, respectively	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; issued and outstanding — 39,493,852 and 39,063,327 shares, respectively	395	391
Additional paid-in capital	285,356	281,119
Accumulated other comprehensive loss	(1,883)	(1,971)
Retained earnings	95,697	91,069
Treasury stock, at cost — 3,787,452 and 3,295,492 shares	(48,858)	(42,085)
Total Stockholders’ Equity	330,707	328,523
Total Liabilities and Stockholders’ Equity	$594,060	$478,218

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCI (1)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2010	39,063	(3,295)	$391	$281,119	$(1,971)	$91,069	$(42,085)	$328,523
Comprehensive income:
Net income	—	—	—	—	—	10,141	—	10,141
Foreign currency translation adjustment	—	—	—	—	88	—	—	88
Total comprehensive income	—	—	—	—	88	10,141	—	10,229
Tax benefit from share-based compensation	—	—	—	312	—	—	—	312
Common stock issued under share-based compensation plans	431	319	4	(1,664)	—	—	4,085	2,425
Common stock repurchased under share-based compensation plans	—	(66)	—	—	—	—	(900)	(900)
Share repurchases (Note 9)	—	(745)	—	—	—		(9,958)	(9,958)
Dividends declared (Note 9)	—	—	—	—	—	(5,513)	—	(5,513)
Share-based compensation	—	—	—	5,589	—		—	5,589
Balance at September 30, 2011	39,494	(3,787)	$395	$285,356	$(1,883)	$95,697	$(48,858)	$330,707

(1)          AOCI — Accumulated Other Comprehensive Income (Loss)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCI (1)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2009	36,238	(56)	$362	$248,937	$(1,815)	$79,772	$(858)	$326,398
Comprehensive income:
Net income	—	—	—	—	—	10,788	—	10,788
Foreign currency translation adjustment	—	—	—	—	147	—	—	147
Total comprehensive income	—	—	—	—	147	10,788	—	10,935
Tax deficiency from share-based compensation	—	—	—	(335)	—	—	—	(335)
Common stock issued under share-based compensation plans	497	89	5	(259)	—	—	1,275	1,021
Common stock repurchased under share-based compensation plans		(76)					(948)	(948)
Share repurchases (Note 9)	—	(2,329)	—	—		—	(29,924)	(29,924)
Dividends declared (Note 9)	—	—	—	—	—	(2,632)	—	(2,632)
Conversion of convertible notes	2,328	—	24	27,144		—		27,168
Share-based compensation	—	—	—	5,992	—	—	—	5,992
Balance at September 30, 2010	39,063	(2,372)	$391	$281,479	$(1,668)	$87,928	$(30,455)	$337,675

(1)          AOCI — Accumulated Other Comprehensive Loss

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,141	$10,788
Adjustments to reconcile net income to net cash provided by operating activities:
Expense for deferred income taxes	910	295
Depreciation and software and leasehold amortization	16,808	15,358
Amortization of identifiable intangible assets	16,107	5,213
Change in valuation of contingent consideration	(4,466)	—
Benefit related to embedded option	—	(738)
Share-based compensation expense	5,589	5,992
Provision for bad debts	2,045	1,612
Other, net	977	191
Excess tax benefit related to share-based compensation	(111)	(18)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(14,187)	(13,955)
Prepaid expenses and other assets	310	1,023
Accounts payable and other liabilities	(8,789)	(7,299)
Deferred revenue	1,823	827
Other	(18)	(111)
Net cash provided by operating activities	27,139	19,178

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,732)	(8,993)
Internally developed software costs	(4,836)	(6,464)
Cash paid for business acquisition, net of cash acquired	(99,330)	—
Other investing activities, net	106	8
Net cash used in investing activities	(114,792)	(15,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	148,000	15,000
Payments on revolver	(45,000)	—
Payments under long-term obligations	(2,621)	(27,222)
Excess tax benefit related to share-based compensation	111	18
Common stock repurchases (Note 9)	(10,858)	(30,872)
Cash dividends paid (Note 9)	(3,728)	(1,348)
Debt issuance costs	(1,940)	(1,460)
Proceeds from issuance of common stock under share-based compensation plans	2,425	1,021
Net cash provided by (used in) financing activities	86,389	(44,863)

Effect of exchange rate changes on cash	505	(6)

DECREASE IN CASH AND CASH EQUIVALENTS	(759)	(41,140)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,439	48,986
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,680	$7,846

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

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary to present fairly our results of operations, financial position and cash flows for the periods presented. The adjustments consist primarily of normal recurring adjustments. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Epiq Systems, Inc. (“Epiq,” “we,” “us,” or “our”) Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011.

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

•                  Deposit-based fees, earned primarily based on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and post-contract customer support services. The fees we earn are based on total liquidated assets placed on deposit by our trustee clients and may vary based on fluctuations in short-term interest rates.

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

Non-Software Arrangements

Services related to E-discovery, bankruptcy and settlement administration are billed based on volume. For these contractual arrangements, we have identified each deliverable service element.  Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables.  We have also obtained objective and reliable evidence of the value of each element based either on the price we charge when we sell an element on a standalone basis, based on third-party evidence of fair value of such similar services, or an estimated selling price.  Lastly, our arrangements do not include general rights of return.  Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value of each unit of accounting, which is generally consistent with the stated prices in our arrangements. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period.  Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

Software Arrangements

For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and post-contract customer support services, all at no charge to the trustee.  The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement.  We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits held by the trustees with that financial institution related to the software license, hardware lease, hardware maintenance, and post-contract customer support services. Since we have not established vendor specific objective evidence (“VSOE”) of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered elements, which are post-contract customer support services.  This revenue, when recognized, is included as a component of “Case management services” revenue.  Revenue related to post-contract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue as the fee becomes fixed or determinable at the time actual usage occurs and collectability is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other applicable revenue recognition criteria since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

We also provide our trustee clients with certain hardware, such as desktop computers, monitors, printers and hardware maintenance.  We retain ownership of all hardware provided and we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease.  Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals, which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurs at the end of each period as we achieve our target when deposits are held at the financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.  This revenue, which was less than ten percent of our total revenue for the three and nine months ended September 30, 2011 and 2010, is included in the Condensed Consolidated Statements of Income as a component of “Case management services” revenue.

Reimbursements

We have revenue related to the reimbursement of certain costs, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Condensed Consolidated Statements of Income as “Operating revenue from reimbursed direct costs” and as “Reimbursed direct costs,” respectively.

Goodwill

Goodwill consists of the excess of the cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level and we have identified our operating segments (E-discovery, bankruptcy and settlement administration) as our reporting units for purposes of testing for goodwill impairment as of July 31, 2011. At the time of the prior year’s goodwill impairment testing, we had identified four reporting units (bankruptcy trustee management, corporate restructuring, E-discovery and settlement administration).  We believe that the aggregation of the bankruptcy trustee management and corporate restructuring reporting units is appropriate based on changes in our business and related to the October 1, 2010 acquisition of Jupiter eSources, which have resulted in these two reporting units meeting the aggregation criteria set forth in applicable authoritative accounting guidance. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since our last annual test to indicate that it was more likely than not that the recorded goodwill balance had become impaired.

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

Our recognized goodwill totaled $363.9 million as of September 30, 2011.  As of July 31, 2011, which is the date of our most recent impairment test, the fair value of each of our reporting units was in excess of the carrying value of the reporting unit.

As described in Note 11 of the Notes to Condensed Consolidated Financial Statements, in connection with the acquisition of Jupiter eSources LLC (“Jupiter eSources”) on October 1, 2010, we recognized $30.7 million of goodwill, which is allocated to the bankruptcy segment, and in connection with the acquisition of Encore Discovery Solutions on April 4, 2011, we recognized $69.1 million of goodwill, which is allocated to the E-discovery segment.

Recently Issued and Adopted Accounting Pronouncements

In September 2011 the Financial Accounting Standards Board (“FASB”) issued guidance which amends the existing standards related to annual and interim goodwill impairment tests.  Current guidance requires companies to test goodwill for impairment, at least annually, using a two-step process. The updated guidance provides companies with the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, companies are no longer required to calculate the fair value of a reporting unit unless they determine, based on that qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The new guidance includes examples of the types of events and circumstances to consider in conducting the qualitative assessment.   The amendments will be effective for us beginning with our annual goodwill impairment test in 2012.  We do not expect this new guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2011 the FASB issued a new standard related to comprehensive income.  This new standard requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement.  In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income.  This new standard does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  The new standard eliminates the option to present comprehensive income on the statement of changes in shareholders’ equity.  This requirement will become effective for us beginning with the Form 10-Q filing for the quarter ending March 31, 2012 and will require retrospective application for all periods presented.  We do not expect this new guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2010 the FASB issued new guidance to address differences in the ways entities have interpreted requirements for disclosures about pro forma revenue and earnings in a business combination.  This guidance states that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior year annual reporting period only.  This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for us for any business combinations whose acquisition date is after January 1, 2011 and the guidance impacts disclosures only.  See Note 11 of the Notes to Condensed Consolidated Financial Statements for the required disclosures with respect to our recent acquisitions.

In December 2010 the FASB issued new standards that amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We adopted this guidance as of the beginning of fiscal year 2011. The adoption of this standard did not have an impact on our Condensed Consolidated Financial Statements as we do not have any reporting units with zero or negative carrying amounts as of our last impairment test.

In January 2010 the FASB issued updated guidance that requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the update requires entities to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements were effective for us in 2010. The update required new disclosures only, and had no impact on our consolidated financial position, results of operations, or cash flows as we have not had any transfers out of Level 1. The disclosures related to Level 3 fair value measurements were effective for us in 2011. This update required new disclosures only, and had no impact on our consolidated financial position, results of operations or cash flows.

In October 2009 the FASB issued new standards for revenue recognition with multiple deliverables. These new standards require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. These new standards were effective for us beginning in the first quarter of fiscal year 2011.  The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.

In October 2009 the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products.  These new standards were effective for us beginning in the first quarter of fiscal year 2011. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements as our software arrangements are not tangible products with software components.

NOTE 2:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first nine months of 2011 was as follows (in thousands):

	E-discovery	Bankruptcy	Settlement Administration	Total
	(in thousands)
Balance as of December 31, 2010	$79,826	$182,116	$32,847	$294,789
Acquisition	69,076	—	—	69,076
Foreign currency translation	43	—	—	43
Balance as of September 30, 2011	$148,945	$182,116	$32,847	$363,908

Amortizing identifiable intangible assets as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets:
Customer relationships	$93,633	$46,297	$63,902	$32,007
Trade names	2,362	905	745	745
Non-compete agreements	32,209	27,256	30,838	25,587
Non-amortizing intangible assets:
Trade names	6,434	—	6,434	—
	$134,638	$74,458	$101,919	$58,339

Customer relationships, non-compete agreements and trade names carry a weighted average remaining life of seven years, six years and five years, respectively. Aggregate amortization expense related to identifiable intangible assets was $6.1 million and $1.7 million for the three months ended September 30, 2011 and 2010, respectively, and $16.1 million and $5.2 million for the nine months ended September 30, 2011 and 2010, respectively.  The following table outlines the estimated future amortization expense related to intangible assets held at September 30, 2011:

(in thousands) Year Ending December 31,
2011 (excluding the nine months ended September 30, 2011)	$5,123
2012	18,047
2013	12,126
2014	7,074
2015	5,500
2016	2,706

NOTE 3:   LONG-TERM OBLIGATIONS

Following is a summary of long-term obligations outstanding (in thousands):

	September 30, 2011	December 31, 2010
	(in thousands)
Senior revolving loan	$170,000	$67,000
Capital leases	5,182	7,055
Acquisition-related liabilities	10,994	15,750
Total long-term obligations, including current portion	186,176	89,805

Current maturities of long-term obligations	(10,838)	(2,945)
Long-term obligations	$175,338	$86,860

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

Borrowings under the senior revolving loan bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 75 to 175 basis points; (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 175 to 275 basis points. At September 30, 2011, borrowings of $170.0 million under this facility had a weighted average interest rate of 2.79%. The average amount of borrowings under this facility in the third quarter of 2011 was $176.3 million, at a weighted average interest rate of 2.42%.  The maximum month-end amount outstanding during the third quarter of 2011 was $180.0 million. At September 30, 2011, the amount available for borrowings under the credit facility was reduced by the $170.0 million outstanding and $1.1 million in outstanding letters of credit.

The financial covenants contained in the credit facility include a total debt leverage ratio and a fixed charge coverage ratio (all as defined in our credit facility agreement).  As stated per the credit facility, as of September 30, 2011, the leverage ratio was not to exceed 3.00 to 1.00 and the fixed charge coverage ratio could not be less than 1.25 to 1.00.  As of September 30, 2011 and December 31, 2010, we were in compliance with all financial covenants.

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

The right to extend the maturity of the convertible notes was accounted for as an embedded option subject to bifurcation.  The embedded option was initially valued at $1.2 million and the convertible notes balance was reduced by the same amount.  In April 2007 the holders of the convertible notes exercised their right to extend and we performed a final valuation to estimate the fair value of the embedded option as of the approximate date of the extension.  The estimated fair value of the embedded option at that date, included as a component of the convertible notes, was approximately $4.8 million. The $4.8 million estimated fair value of the embedded option was fully amortized as a credit to “Interest expense” on the Condensed Consolidated Statements of Income over the period to the extended maturity, which was June 15, 2010.

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

In the fourth quarter of 2010, in connection with the acquisition of Jupiter eSources, we incurred a liability related to contingent consideration for an earn-out opportunity based on future revenue growth. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $20.0 million over a four year period. We estimated the fair value of the contingent consideration using probability assessments of projected revenue over the earn-out period, and applied an appropriate discount rate based upon the weighted average cost of capital.  This fair value is based on significant inputs not observable in the market. We have recognized the fair value of $2.7 million and $7.2 million of the contingent consideration in “Long-term obligations” on the Condensed Consolidated Balance Sheet at September 30, 2011, and December 31, 2010, respectively. Subsequent fair value changes, measured quarterly, up to the ultimate amount paid, will be recognized in earnings.  During the three and nine-month periods ended September 30, 2011, we recognized a decrease in the fair value of $1.7 million and $4.5 million, respectively, reflected in “Other operating expense” on the Condensed Consolidated Statements of Income.

In addition to the earn-out opportunity, in connection with the acquisition of Jupiter eSources, we withheld a portion of the purchase price for any claims for indemnification and purchase price adjustments.  This holdback has been discounted using an appropriate imputed interest rate and $8.3 million and $8.1 million are recorded in “Current maturities of long-term obligations” and “Long-term obligations” on the Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, respectively.

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

We have determined that certain nonvested share awards (also referred to as restricted stock awards) issued by us are participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net income per share is calculated under the two-class method calculation. In determining the number of diluted shares outstanding, we are required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation as it relates to participating securities. For the three and nine months ended September 30, 2011, the treasury stock method was more dilutive, and for the three and nine months ended September 30, 2010, the two-class method calculation was more dilutive.

The computation of basic and diluted net income per share for the three and nine months ended September 30, 2011 is as follows (in thousands, except per share data):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount

Net income	$4,286			$10,141
Less: net income allocated to nonvested shares (1)	—			(5)

Basic net income available to common stockholders	4,286	35,268	$0.12	10,136	35,145	$0.29

Effect of dilutive securities:
Stock options	—	1,361		—	1,364
Nonvested shares	—	—		5	41
Diluted net income available to common stockholders	$4,286	36,629	$0.12	$10,141	36,550	$0.28

(1)   Amounts allocated to holders of nonvested shares are calculated based upon a weighted average percentage of nonvested shares that are participating securities in relation to total shares outstanding.

The computation of basic and diluted net income per share for the three and nine months ended September 30, 2010 is as follows (in thousands, except per share data):

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount

Net income	$4,538			$10,788
Less: amounts allocated to nonvested shares (1)	(12)			(34)

Basic net income available to common stockholders	4,526	37,063	$0.12	10,754	36,646	$0.29

Effect of dilutive securities:
Stock options	—	1,122		—	1,080
Convertible debt	—	—		537	2,589
Add-back: amounts allocated to nonvested shares(1)	12	—		34	—
Less: amounts re-allocated to nonvested shares	(12)	—		(34)	—

Diluted net income available to common stockholders	$4,526	38,185	$0.12	$11,291	40,315	$0.28

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

NOTE 5:   SHARE-BASED COMPENSATION

Share-based compensation is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period.  The following table presents total share-based compensation expense included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Direct cost of services	$103	$101	$229	$266
General and administrative	1,969	2,064	5,360	5,726
Pre-tax share-based compensation expense	2,072	2,165	5,589	5,992
Income tax benefit	(897)	(694)	(2,420)	(1,781)
Total share-based compensation expense, net of tax	$1,175	$1,471	$3,169	$4,211

The 2004 Equity Incentive Plan, as amended (the “2004 Plan”), limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock awards under the 2004 Plan to 7,500,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited will generally be available for future grants. At September 30, 2011, there were approximately 637,000 shares of common stock available for future equity-related grants under the 2004 Plan.

During the nine months ended September 30, 2011, we granted 430,000 nonvested share awards at a weighted-average grant date price of $13.39 per share.  These awards vest 12 months after the date of grant upon achievement of a performance condition for the calendar year ending December 31, 2011. As of September 30, 2011, we have assessed the likelihood that the performance condition will be met and have recorded the related expense based on the estimated outcome. We also granted 557,500 stock options with a weighted-average exercise price of $14.60 per share, which vest over periods ranging from five to seven years.

We settle stock option exercises and nonvested share awards with newly issued common shares or treasury stock.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used and the weighted-average fair value per option granted.

	Nine months ended September 30,
	2011	2010
Expected life of stock option (years)	6.6	6.5
Expected volatility	30%	37%
Risk-free interest rate	2.5%	2.7%
Dividend yield	1.1%	0.63%
Weighted average grant-date fair value	$4.49	$4.68

As of September 30, 2011, there was $7.0 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based awards, which will be recognized over a weighted-average period of 2.7 years.

NOTE 6:   SEGMENT REPORTING

We have three reporting segments: E-discovery, bankruptcy and settlement administration.  Our E-discovery business provides collections and forensics, processing, search and review, and document review services to companies and the litigation departments of law firms.  Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient attorney review and data requests.  Our bankruptcy business provides solutions that address the needs of trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.  Our settlement administration business provides managed services including legal notification, claims administration, project administration and controlled disbursement.

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

Following is a summary of segment information for the three months ended September 30, 2011. The intersegment revenues in the three months ended September 30, 2011, related primarily to call center and printing services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended September 30, 2011
	E-discovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$36,626	$23,842	$9,284	$—	$69,752
Intersegment revenue	25	—	564	(589)	—

Operating revenue before reimbursed direct costs	36,651	23,842	9,848	(589)	69,752
Operating revenue from reimbursed direct costs	193	2,447	3,719	—	6,359
Total revenue	36,844	26,289	13,567	(589)	76,111

Direct costs, general and administrative costs	22,043	14,665	11,630	(589)	47,749
Segment performance measure	$14,801	$11,624	$1,937	$—	$28,362

Following is a summary of segment information for the three months ended September 30, 2010. The intersegment revenues in the three months ended September 30, 2010 related primarily to call center and printing services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended September 30, 2010
	E-discovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$19,957	$21,993	$10,049	$—	$51,999
Intersegment revenue	11	1	433	(445)	—

Operating revenue before reimbursed direct costs	19,968	21,994	10,482	(445)	51,999
Operating revenue from reimbursed direct costs	132	2,076	4,080	—	6,288
Total revenue	20,100	24,070	14,562	(445)	58,287

Direct costs, general and administrative costs	10,734	11,447	13,077	(445)	34,813
Segment performance measure	$9,366	$12,623	$1,485	$—	$23,474

Following is a reconciliation of our segment performance measure to income before income taxes:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Segment performance measure	$28,362	$23,474
Corporate and unallocated expenses	(7,529)	(6,502)
Share-based compensation expense	(2,072)	(2,165)
Depreciation and software and leasehold amortization	(5,795)	(4,911)
Amortization of identifiable intangible assets	(6,146)	(1,697)
Other operating expense	1,621	(281)
Interest expense, net	(1,459)	(401)
Income before income taxes	$6,982	$7,517

Following is a summary of segment information for the nine months ended September 30, 2011. The intersegment revenues in the nine months ended September 30, 2011, related primarily to call center and printing services performed by the settlement administration segment for the bankruptcy segment.

	Nine Months Ended September 30, 2011
	E-discovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$96,314	$68,148	$28,194	$—	$192,656
Intersegment revenue	33	—	1,470	(1,503)	—

Operating revenue before reimbursed direct costs	96,347	68,148	29,664	(1,503)	192,656
Operating revenue from reimbursed direct costs	404	4,601	12,026	—	17,031
Total revenue	96,751	72,749	41,690	(1,503)	209,687

Direct costs, general and administrative costs	55,823	37,200	37,545	(1,503)	129,065
Segment performance measure	$40,928	$35,549	$4,145	$—	$80,622

Following is a summary of segment information for the nine months ended September 30, 2010. The intersegment revenues in the nine months ended September 30, 2010, related primarily to call center and printing services performed by the settlement administration segment for the bankruptcy segment.

	Nine Months Ended September 30, 2010
	E-Discovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$56,539	$70,988	$29,622	$—	$157,149
Intersegment revenue	41	1	1,302	(1,344)	—

Operating revenue before reimbursed direct costs	56,580	70,989	30,924	(1,344)	157,149
Operating revenue from reimbursed direct costs	227	7,076	15,139	—	22,442
Total revenue	56,807	78,065	46,063	(1,344)	179,591

Direct costs, general and administrative costs	31,834	38,548	40,864	(1,344)	109,902
Segment performance measure	$24,973	$39,517	$5,199	$—	$69,689

Following is a reconciliation of our segment performance measure to income before income taxes:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Segment performance measure	$80,622	$69,689
Corporate and unallocated expenses	(21,804)	(21,122)
Share-based compensation expense	(5,589)	(5,992)
Depreciation and software and leasehold amortization	(16,808)	(15,358)
Amortization of identifiable intangible assets	(16,107)	(5,213)
Other operating expense	486	(350)
Interest expense, net	(4,010)	(1,103)
Income before income taxes	$16,790	$20,551

Following are total assets by segment:

	September 30, 2011	December 31, 2010
	(in thousands)
Assets
E-discovery	$254,897	$145,246
Bankruptcy	247,687	260,458
Settlement Administration	54,561	53,830
Corporate and unallocated	36,915	18,684
Total consolidated assets	$594,060	$478,218

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

As of September 30, 2011 and December 31, 2010, our assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows (in thousands):

	Estimated Fair Value Measurements
Items Measured at Fair Value on a	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Recurring Basis	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
September 30, 2011:
Assets:
Money market funds	$34	$34	$—	$—
Liabilities:
Contingent consideration (1)	$2,700	$—	$—	$2,700

December 31, 2010:
Assets:
Money market funds	$54	$54	$—	$—
Liabilities:
Contingent consideration (1)	$7,166	$—	$—	$7,166

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)
Contingent Consideration
Beginning balance December 31, 2010	$7,166
Decrease in fair value	4,466
Ending balance September 30, 2011	$2,700

The amount of total gains for the three month and nine month periods ended September 30, 2011, attributable to the change in contingent consideration as of September 30, 2011, is $1.7 million and $4.5 million, respectively, and are reflected in “Other operating expense” on the Condensed Consolidated Statements of Income.

As of September 30, 2011 and December 31, 2010, the carrying value of our trade accounts receivable, accounts payable, certain other liabilities, deferred acquisition price payments and capital leases approximated fair value. The amount outstanding under our credit facility at September 30, 2011 and December 31, 2010 was $170.0 million and $67.0 million, respectively, which approximated fair value due to the borrowing rates currently available to us for debt with similar terms.

NOTE 8:    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010

Cash paid for:
Interest	$3,628	$2,073
Income taxes paid, net	3,359	18,093
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable	1,267	1,167
Conversion of convertible notes into common stock	—	27,168
Capitalized lease obligations incurred	196	3,827
Dividends declared but not yet paid	1,785	1,284
Obligations incurred in acquisition	844	—

NOTE 9:                STOCKHOLDERS’ EQUITY

Share Repurchase

On October 26, 2010, we announced that our board of directors authorized $35.0 million for share repurchases (the “Share Repurchase Program”). Repurchases may be made pursuant to the Share Repurchase Program from time to time at prevailing market prices in the open market or in privately negotiated purchases, or both. We may utilize one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to effect all or a portion of the repurchases. During the nine months ended September 30, 2011, we purchased 745,414 shares of common stock for approximately $10.0 million, at a weighted average cost of approximately $13.37 per share.  During the year ended December 31, 2010, we purchased 3.4 million shares of common stock for $43.2 million, at a weighted average cost of approximately $12.80 per share.

We also have a policy that requires shares to be repurchased by us to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Dividend

On January 17, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, which was paid on February 17, 2011, to shareholders of record on January 27, 2011.  On February 23, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, which was paid on May 19, 2011, to shareholders of record on April 28, 2011.  On June 7, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, payable on August 18, 2011, to shareholders of record as of the close of business on July 28, 2011.  On September 15, 2011, our board of directors declared a cash dividend of $0.05 per outstanding share of common stock, payable on November 17, 2011, to shareholders of record as of the close of business on October 27, 2011.  Dividends payable of approximately $1.8 million is included as a component of “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at September 30, 2011.

NOTE 10:              LEGAL PROCEEDINGS

Purported Software License Complaint

On or about June 24, 2011, Epiq eDiscovery Solutions, Inc., an indirect, wholly owned subsidiary of Epiq Systems, Inc. (“EDS”), filed a lawsuit against Sybase, Inc. (“Sybase”) and Does 1 to 50, et al. in the Superior Court of the State of California, Alameda County (the “Superior Court”), alleging breach of contract and requesting a declaratory judgment against Sybase.  EDS’s complaint against Sybase relates to a dispute that has arisen under a software license agreement between EDS and Sybase (the “Agreement”) and encompasses a request by EDS for the Superior Court to issue an order:  (a) declaring that EDS currently owes Sybase nothing under the Agreement, and (b) requiring Sybase to provide EDS with certain license keys to software licenses that EDS purchased from Sybase under the Agreement.  On or about July 29, 2011, Sybase filed an answer to the complaint and a cross-complaint against EDS and Does 51-60 relating to that same dispute and Agreement, alleging that, among other things, EDS owes Sybase additional amounts under the Agreement totaling at least $7.0 million, plus interest and costs of suit.

We believe that Sybase’s cross-complaint has no merit and we and EDS will defend against Sybase’s cross-complaint vigorously.  No amounts have been recorded in the accompanying Condensed Consolidated Financial Statements associated with this matter. EDS filed the lawsuit in order to protect and defend its rights and to demonstrate that, at all relevant times, EDS acted in good faith and in accordance with the terms of the Agreement.

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

NOTE 11:   ACQUISITIONS

Jupiter eSources LLC

On October 1, 2010, we completed the acquisition of one hundred percent of Jupiter eSources, which includes the proprietary software product, AACER® (Automated Access to Court Electronic Records), that assists creditors, including banks, mortgage processors, and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. The AACER® product electronically monitors developments in all U.S. bankruptcy courts and applies sophisticated algorithms to classify docket filings automatically in each case to facilitate the management of large bankruptcy claims operations. By implementing the AACER® solution, clients achieve greater accuracy in faster timeframes, with a significant cost savings compared to manual attorney review of each case in the portfolio.

The purchase price of Jupiter eSources was comprised of the following:

(in thousands)
Cash paid at closing	$51,600
Fair value of holdback	8,090
Working capital adjustment	539
Fair value of contingent consideration	7,166
Total purchase price	$67,395

In connection with this acquisition, we withheld a portion of the purchase price for any claims for indemnification and purchase price adjustments.  This holdback has been discounted using an appropriate imputed interest rate.  At September 30, 2011, $8.3 million was recorded in “Current maturities of long-term obligations” on the Condensed Consolidated Balance Sheet and at December 31, 2010, $8.1 million was recorded in “Long-term obligations”, related to this holdback.

As a result of an earn-out opportunity based on future revenue growth that is part of this acquisition, we also have contingent consideration. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $20.0 million over a four year period.  We have recognized the fair value of $2.7 million and

$7.2 million of the contingent consideration in “Long-term obligations” on the Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, respectively. The fair value of the contingent consideration was determined by a present value calculation of the potential payouts based on projected revenue. Subsequent changes in fair value, which are measured quarterly, up to the ultimate amount paid, will be recognized in earnings.  For the three and nine-month periods ended September 30, 2011, we recognized a decrease in the fair value of $1.7 million and $4.5 million, respectively, reflected in “Other operating expense” in the Condensed Consolidated Statements of Income.

The transaction was funded from our credit facility. Transaction related costs, which were expensed during the period in which they were incurred, are reflected in “Other operating expense” in the Condensed Consolidated Statements of Income, and totaled $0.1 million for the nine months ended September 30, 2011, for this acquisition.

Total purchase consideration has been allocated to the tangible and identifiable intangible assets and to liabilities assumed based on their respective fair values on the acquisition date. The purchase price allocations are summarized in the following table:

(in thousands)
Tangible assets and liabilities
Current assets, including cash acquired	$1,733
Non-current assets	37
Current liabilities	(1,191)
Intangible assets	33,258
Software	2,880
Goodwill	30,678
Net assets acquired	$67,395

Based on the results of an independent valuation, we allocated approximately $33.3 million of the purchase price to acquired intangible assets, and $2.9 million of the purchase price to software. The following table summarizes the major classes of acquired intangible assets and software, as well as the respective weighted-average amortization periods:

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

Encore Discovery Solutions

On April 4, 2011, we completed the acquisition of one hundred percent of Encore Discovery Solutions (“Encore”) for approximately $104.3 million, $10.0 million of which was placed in escrow as security for potential indemnification claims.

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

The transaction was funded from our credit facility. Transaction related costs, which were expensed during the period in which they were incurred, are reflected in “Other operating expense” in the Condensed Consolidated Statements of Income, and totaled $3.9 million for the nine months ended September 30, 2011, for this acquisition.

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

(in thousands)
Tangible assets and liabilities
Current assets, including cash acquired	$19,239
Non-current assets	2,669
Current liabilities	(6,646)
Non-current liabilities	(15,087)
Intangible assets	32,578
Software	2,498
Goodwill	69,076
Net assets acquired	$104,327

Included in the total liabilities assumed is a preliminary net deferred tax liability balance of $16.4 million, primarily comprised of the difference between the assigned values of the intangible assets acquired and the tax basis of those assets.

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

During the third quarter of 2011, we continued evaluating the income tax implications of the Encore acquisition.  As a result of that evaluation we retrospectively decreased the net deferred tax liability as of April 4, 2011, by approximately $1.4 million.  This reduction was attributable to new information gathered during the measurement period and our assessment of income tax filing requirements in state and local jurisdictions where Encore has significant operations.  This opening balance sheet adjustment resulted in a corresponding reduction in goodwill and had no impact on the accompanying Condensed Consolidated Statements of Income.

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

Pro forma financial information

The following unaudited condensed pro forma financial information presents the results of operations as if the Encore and Jupiter eSources acquisitions had taken place on January 1, 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$76,111	$73,034	$221,211	$219,816
Net income	4,327	5,752	11,259	9,385

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective” “seeks,” and “potential” and variations of these words and similar expressions or negatives of these words.  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a “safe harbor” for forward-looking statements.  Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  These factors include (1) any material changes in our total number of client engagements and the volume associated with each engagement, (2) any material changes in our clients’ deposit portfolio or the services required or selected by our clients in engagements, (3) material changes in the number of bankruptcy filings, class action filings or mass tort actions each year, or changes in government legislation or court rules affecting these filings, (4) overall strength and stability of general economic conditions, both in the United States and in the global markets, (5) significant changes in the competitive environment, (6) risks associated with handling of confidential data and compliance with information privacy laws, (7) changes in or the effects of pricing structures and arrangements, (8) risks associated with the integration of acquisitions into our existing business operations, (9) risks associated with indebtedness, (10) risks associated with foreign currency fluctuations, (11) risks associated with developing and providing software and internet-based technology solutions to our clients, (12) risks associated with interruptions or delays in services at data centers, (13) risks of errors or failures of software or services, (14) risks associated with our international operations, (15) risks of litigation against us, and (16) other risks detailed from time to time in our SEC filings, including our most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements contained herein to reflect future events or developments, except as required by law.

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

We have three reporting segments: E-discovery, bankruptcy and settlement administration.

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

Bankruptcy

Bankruptcy is an integral part of the United States’ economy.  As reported by the Administrative Office of the U.S. Courts for the twelve-month period ended June 30, 2011 and 2010, there were approximately 1.53 million and 1.57 million new bankruptcy filings, respectively. Bankruptcy filings for the twelve-month period ended June 30, 2011, decreased 3% versus the twelve-month period ended June 30, 2010.  During this period, Chapter 7 filings decreased 4%, Chapter 11 filings fell 11%, and Chapter 13 filings increased 2%.

Our bankruptcy business provides solutions that address the needs of Chapter 7, Chapter 11, and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

•                  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended June 30, 2011, accounted for approximately 71% of all bankruptcy filings.  In a Chapter 7 case, the debtor’s assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors.  Chapter 7 cases typically last several years.

•                  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the twelve-month period ended June 30, 2011, accounted for approximately 1% of all bankruptcy filings.  Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations.  Chapter 11 cases generally last several years.

•                  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended June 30, 2011, accounted for approximately 28% of all bankruptcy filings.  In a Chapter

13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors.  Chapter 13 cases typically last between three and five years.

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

Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. For the Chapter 7 trustee services component of the bankruptcy segment, the deposit portfolio exceeded $2.0 billion during the three months ended September 30, 2011, while pricing continued at floor pricing levels under our agreements due to the low short-term interest rate environment.

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

•                  Case management professional service fees and other support service fees related to the administration of cases, including data conversion, claims processing, claims reconciliation, professional services and disbursement services.

•                  Deposit-based fees, earned primarily on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and post-contract customer support services.  The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates.

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

Results of Operations for the Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

Consolidated Results

Revenue

Total revenue was $76.1 million for the three months ended September 30, 2011, an increase of $17.8 million, or 31%, as compared to the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Revenue originating from reimbursed direct costs was $6.4 million, an increase of $0.1 million, or 1%, from the prior year. Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating revenue exclusive of revenue originating from reimbursed direct costs was $69.8 million in the three months ended September 30, 2011, an increase of $17.8 million, or 34%, as compared to the prior year.   This increase was driven by a $16.7 million increase in the E-discovery segment, resulting from organic growth as well as the Encore acquisition in April 2011, and a $1.8 million increase in the bankruptcy segment which was partially offset by a $0.7 million decrease in the settlement administration segment. Changes by segment are discussed below.

Operating Expense

The direct cost of services, exclusive of depreciation and amortization, was $23.9 million for the three months ended September 30, 2011, an increase of $7.4 million, or 45%, as compared to the prior year. This increase was primarily the result of a $5.3 million increase in compensation related expense, primarily related to the Encore acquisition, and a $1.8 million increase in third-party production costs and outside services, partially offset by a $0.7 million decrease in legal advertising costs.  Changes by segment are discussed below.

The direct cost of bundled products and services, exclusive of depreciation and amortization, was $0.8 million, which is consistent with the same period in the prior year. Changes by segment are discussed below.

Reimbursed direct costs increased $0.2 million, or 3%, to $6.3 million for the three months ended September 30, 2011, compared to the prior year.  This increase corresponds to the increase in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $6.3 million, or 32%, to $26.4 million for the three months ended September 30, 2011. This increase was due primarily to a $4.5 million increase in compensation related expense, a $0.2 million increase in lease expense, a $0.2 million increase in maintenance expenses, a $0.2 million increase in professional services, and a $0.4 million increase in travel related costs, partially offset by a $0.1 million decrease in share-based compensation expense. Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs increased $0.9 million, or 18%, to $5.8 million for the three months ended September 30, 2011.

Amortization of identifiable intangible assets for the three months ended September 30, 2011, was $6.1 million, an increase of $4.4 million compared to the prior year. This increase was due to the current year amortization of intangible assets resulting from the acquisition of Jupiter eSources in the fourth quarter of 2010 and Encore in the second quarter of 2011.

Other operating expenses decreased $1.9 million for the three months ended September 30, 2011, compared to the prior year.  This decrease was primarily due to the recognition of income of $1.7 million for the fair value adjustment to the contingent consideration related to the Jupiter eSources acquisition.

Interest Expense, Net

We recognized interest expense of $1.6 million for the three months ended September 30, 2011, an increase of $1.2 million, compared to the prior year.  This increase was due to interest expense resulting from increased borrowings on our senior revolving loan to fund the Jupiter eSources and Encore acquisitions and our stock repurchase plan.

Income Taxes

Our effective tax rate for the three months ended September 30, 2011, was 38.6%, compared to 39.6% in the prior year. The lower tax rate is primarily related to reducing the use of non-deductible equity incentive compensation in 2011, the renewal of the federal research credit in December 2010, a greater proportion of income being generated in lower state tax jurisdictions, an increase in the domestic manufacturer’s deduction, and a reduction in 2011 interest expense on prior year uncertain tax positions due to settling the New York State income tax audit in 2010.

During September 2011 lapses in the statute of limitations for our 2007 federal tax return resulted in recognizing $0.2 million of unrecognized tax benefits, all of which reduced income tax expense. As of September 30, 2011, our 2008 — 2010 federal, state and foreign tax returns are subject to examination. In addition, the 2007 statute of limitations remains open in certain state and foreign jurisdictions, the 2006 federal and certain states’ statutes  are still open with respect to acquired net operating losses,  and the New York State statute is open only with respect to our 2005 outstanding investment tax credit refund claim. As of September 30, 2011, it is reasonably possible that approximately $0.5 million of unrecognized tax benefits will be recognized in the following twelve months due to the closing of 2007 and 2008 years for federal and state jurisdictions of which $0.4 million would affect our effective tax rate.  In addition, it is reasonably possible that we will recognize $0.5 million of tax benefits in the following twelve months relating to the New York investment tax credit, of which $0.3 million would affect our effective tax rate.

Net Income

Our net income was $4.3 million for the three months ended September 30, 2011, compared to $4.5 million for the prior year, a decrease of $0.2 million, or 6%. The decrease from the prior year was primarily driven by increased acquisition related expense related to the Encore acquisition, amortization of intangibles which resulted from the acquisitions of Jupiter eSources and Encore, and interest expense, partially offset by growth in our E-discovery segment and the fair value adjustment to the contingent consideration for the Jupiter eSources acquisition.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.

E-discovery Segment

E-discovery operating revenue before reimbursed direct costs for the three months ended September 30, 2011, was $36.6 million, an increase of $16.7 million, or 84%, compared to the prior year.  Operating revenue growth as compared to the prior year period resulted from the impact of the Encore acquisition as well as organic growth.

E-discovery direct and administrative costs, including reimbursed direct costs, were $22.0 million for the three months ended September 30, 2011, an increase of $11.3 million compared to the prior year, of which $8.6 million was attributed to the acquisition of Encore with the remaining $2.7 million increase to support the organic growth of the business.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs for the three months ended September 30, 2011, was $23.8 million, an increase of $1.8 million, or 8%, compared to the prior year. This increase was primarily attributable to an increase in revenue related to our AACER® product, partially offset by a lower level of new Chapter 11 filings.

Bankruptcy direct and administrative costs, including reimbursed direct costs, increased $3.3 million, or 28%, to $14.7 million for the three months ended September 30, 2011, compared to the prior year. The change in these costs was the result of an increase in direct costs primarily related to the Jupiter eSources acquisition, a $0.4 million increase in reimbursed direct costs, a $0.3 million increase in outside services, and a $0.7 million increase in legal advertising expense.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs was $9.3 million in the three months ended September 30, 2011, a decrease of $0.7 million, or 8%, compared to the prior year, primarily due to lower printing and claims administration services and due to revenue in the prior year period related to a large customer advertising campaign.

Settlement administration direct and administrative costs, including reimbursed direct costs, for the three months ended September 30, 2011, were $11.6 million, a decrease of $1.5 million, or 11%, compared to the prior year, primarily due to a decrease in legal advertising noticing costs.

Results of Operations for the Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

Consolidated Results

Revenue

Total revenue was $209.7 million for the nine months ended September 30, 2011, an increase of $30.1 million, or 17%, as compared to the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item in our accompanying Condensed Consolidated Statements of Income.  Revenue originating from reimbursed direct costs was $17.0 million, a decrease of $5.4 million, or 24%, from the prior year. Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating revenue exclusive of revenue originating from reimbursed direct costs was $192.7 million in the nine months ended September 30, 2011, an increase of $35.6 million, or 23%, as compared to the prior year. This increase was driven by a $39.8 million increase in the E-discovery segment, partially offset by a $2.8 million decrease in the bankruptcy segment and a $1.4 million decrease in the settlement administration segment. Changes by segment are discussed below.

Operating Expense

The direct cost of services, exclusive of depreciation and amortization was $64.5 million for the nine months ended September 30, 2011, an increase of $16.3 million, or 34%, as compared to the prior year. This increase was primarily the result of an $11.0 million increase in compensation related expense, primarily related to the Encore acquisition and a $4.2 million increase in production supplies and services, partially offset by a $0.4 million decrease in legal advertising costs. Changes by segment are discussed below.

The direct cost of bundled products and services, exclusive of depreciation and amortization, was $2.4 million, a decrease of $0.3 million, or 11%, as compared to the prior year. Changes by segment are discussed below.

Reimbursed direct costs decreased $5.2 million, or 24%, to $16.8 million for the nine months ended September 30, 2011, compared to the prior year.  This decrease corresponds to the decrease in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $8.6 million, or 13%, to $72.8 million for the nine months ended September 30, 2011. This increase was primarily due to a $1.7 million increase in professional services, a $4.8 million increase in compensation-related expense, increases in lease expense of $0.7 million and maintenance expense of $0.7 million, and a $1.1 million increase in travel related costs, offset by a $0.4 million decrease in share-based compensation and a $1.6 million decrease related to a provision for litigation in the prior year.  Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs for the nine months ended September 30, 2011, increased $1.4 million, or 9%, to $16.8 million compared with the prior year.

Amortization of identifiable intangible assets for the nine months ended September 30, 2011, was $16.1 million, an increase of $10.9 million, or 209%, compared to the prior year. This increase was due to the current year amortization of intangible assets resulting from the acquisition of Jupiter eSources in the fourth quarter of 2010 and Encore in April 2011.

Other operating expenses decreased $0.8 million for the nine months ended September 30, 2011, compared to the prior year.  This decrease was primarily due to the recognition of income of $4.5 million for the fair value adjustment to the contingent consideration for the Jupiter eSources acquisition, partially offset by a $4.0 million increase in acquisition-related expenses which were primarily associated with the Encore purchase.

Interest Expense, Net

We recognized interest expense of approximately $4.1 million for nine months ended September 30, 2011, an increase of $3.0 million compared to the prior year.  This increase was due to interest expense resulting from increased borrowings on our senior revolving loan to fund the Jupiter eSources and Encore acquisitions and our stock repurchase plan.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2011, was 39.6%, compared to 47.5% in the prior year.  This decrease is primarily related to a decrease in our projected estimated annual effective tax rate of approximately 3% related to reducing the use of non-deductible equity incentive compensation in 2011 and an additional decrease of approximately 3% attributable to the renewal of the federal research credit in December 2010.  Additional reductions in the comparative rates are related to a greater proportion of income being generated in lower state tax jurisdictions, an increase in the domestic production activities deduction, and a reduction in 2011 interest expense on prior year uncertain tax positions due to settling the New York State income tax audit in 2010.  We have increasing operations in the United Kingdom and acquisitions have resulted in state and local jurisdictions with lower tax rates compared to our historical operations that have significant activity in New York and New York City.

We have increased our unrecognized tax benefits relating to the Encore acquisition by $1.3 million.  If recognized, the entire $1.3 million would affect our effective tax rate.  In addition, we acquired federal and certain state net operating losses originating in 2006.  Although the statute of limitations generally lapses after three years from filing the return, these net operating losses could still be adjusted if examined by federal or state income tax auditors.

During September 2011, lapses in the statute of limitations for our 2007 federal tax return resulted in recognizing $0.2 million of unrecognized tax benefits, all of which reduced tax expense. As of September 30, 2011, our 2008 — 2010 federal, state and foreign tax returns are subject to examination. In addition, the 2007 statute of limitations remains open in certain state and foreign jurisdictions, the 2006 federal and certain states’ statures are still open with respect to acquired net operating losses and the New York State statute is open only with respect to our 2005 outstanding investment tax credit refund claim. As of September 30, 2011, it is reasonably possible that approximately $0.5 million of unrecognized tax benefits will be recognized in the following twelve months due to the closing of 2007 and 2008 years for federal and state jurisdictions of which $0.4 million would affect our effective tax rate.  In addition, it is reasonably possible that we will recognize $0.5 million of tax benefits in the following twelve months relating to the New York investment tax credit of which $0.3 million would affect our effective tax rate.

Net Income

Our net income was $10.1 million for the nine months ended September 30, 2011, compared to $10.8 million for the prior year, a decrease of $0.7 million, or 6%. The decrease from the prior year was primarily driven by increased acquisition related expense, amortization of intangibles which resulted from the acquisitions of Jupiter eSources and Encore, and interest expense, partially offset by growth in our E-discovery segment and the fair value adjustment to the contingent consideration for the Jupiter eSources acquisition.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.

E-discovery Segment

E-discovery operating revenue before reimbursed direct costs for the nine months ended September 30, 2011, was $96.3 million, an increase of $39.8 million, or 70%, compared to the prior year.  Operating revenue growth as compared to the prior year period resulted from the impact of the Encore acquisition along with organic growth.

E-discovery direct and administrative costs, including reimbursed direct costs, were $55.8 million for the nine months ended September 30, 2011, an increase of $24.0 million, or 75%, compared to the prior year.  For this period $17.2 million of the increase was attributed to the acquisition of Encore with the remaining $6.8 million increase to support the organic growth of the business.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs for the nine months ended September 30, 2011, was $68.1 million, a decrease of $2.8 million, or 4%, compared to the prior year. This decrease was primarily attributable to a lower level of new Chapter 11 filings, and not as many cases in the early stages of bankruptcy; partially offset by an increase in revenue related to AACER®.

Bankruptcy direct and administrative costs, including reimbursed direct costs, decreased $1.3 million, or 3%, to $37.2 million for the nine months ended September 30, 2011, compared to the prior year. The change in these costs was the result of a $2.4 million decrease in reimbursed direct costs, a $0.9 million decrease in outside services, a $2.0 million decrease in compensation related expense, partially offset by an increase in direct costs related to the Jupiter eSources acquisition.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs was $28.2 million in the nine months ended September 30, 2011, a decrease of $1.4 million, or 5%, compared to the prior year, primarily due to lower printing and claims administration services.

Settlement administration direct and administrative costs, including reimbursed direct costs, for the nine months ended September 30, 2011, were $37.5 million, a decrease of $3.3 million, or 8%, compared to the prior year.  The change in these costs was the result of $3.0 million decrease in reimbursed direct costs, and a $0.7 million decrease in legal advertising noticing costs, partially offset by a $0.2 million increase in outside services.

Liquidity and Capital Resources

Cash flows from operating activities

During the nine months ended September 30, 2011, our operating activities provided net cash of $27.1 million. Contributing to net cash provided by operating activities were net income of $10.1 million and non-cash expenses, such as depreciation and amortization and share-based compensation expense, of $37.9 million. These items were partially offset by a $20.9 million net use of cash resulting from changes in operating assets and liabilities, net of the effects from business acquisitions. The most significant changes in operating assets and liabilities were an $8.8 million decrease in accounts payable and other liabilities, and a $14.2 million increase in trade accounts receivable.  Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Accounts payable and other liabilities will fluctuate from period to period depending on timing of purchases and payments.

Cash flows from investing activities

During the nine months ended September 30, 2011, we completed the acquisition of Encore with a cash purchase price of $99.3 million funded from our senior revolving loan.  In addition, we used cash of $10.7 million for the purchase of property and equipment, including computer hardware and purchased software licenses primarily for our E-discovery business and purchased computer hardware primarily for our corporate network infrastructure and bankruptcy business. Enhancements to our existing software and the development of new software is essential to our continued growth, and, during the nine months ended September 30, 2011, we used cash of $4.8 million to fund internal costs related to the development of software for which technological feasibility had been established. We believe that cash generated from operations will be adequate to fund our anticipated property, equipment, and software spending over the next year.

Cash flows from financing activities

During the nine months ended September 30, 2011, we borrowed $148.0 million under our senior revolving loan primarily to fund the acquisition of Encore in April 2011.  During the nine months ended September 30, 2011, proceeds from our senior revolving loan were also used to fund purchases of property and equipment and internal costs of software development, totaling $15.6 million (as discussed above), as well as to fund common stock repurchases of $10.9 million (as discussed below) and cash dividend payments of $3.7 million.   During the nine months ended September 30, 2011, we also used cash of $45.0 million for payments on our senior revolving loan, $2.6 million for the payment of long-term obligations, including capital lease payments and $1.9 million for debt issuance costs.  These uses of cash were partially offset by net proceeds from stock issued in connection with the exercise of employee stock options of $2.4 million.

Recent financing activities

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

Borrowings under the senior revolving loan bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 75 to 175 basis points; (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 175 to 275 basis points. At September 30, 2011, borrowings of $170.0 million under this facility had a weighted average interest rate of 2.79%. The average amount of borrowings under this facility in the third quarter of 2011 was $176.3 million, at a weighted average interest rate of 2.42%.

The maximum month-end amount outstanding during the third quarter of 2011 was $180.0 million. At September 30, 2011, the amount available for borrowings under the credit facility was reduced by the $170.0 million outstanding and $1.1 million in outstanding letters of credit.

The financial covenants contained in the credit facility include a total debt leverage ratio and a fixed charges coverage ratio (all as defined in our credit facility agreement).  As of September 30, 2011, the financial covenants were a leverage ratio not to exceed 3.00 to 1.00, and a fixed charge coverage ratio of not less than 1.25 to 1.00.  As of September 30, 2011 and December 31, 2010, we were in compliance with all financial covenants.

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

On April 4, 2011, we completed the acquisition of Encore for $99.3 million cash, which was funded from our credit facility.  See Note 11 of the Notes to Condensed Consolidated Financial Statements for further detail.

Share Repurchase Program:  On October 26, 2010, we announced that our board of directors authorized $35.0 million for share repurchases (the “Share Repurchase Program”). Repurchases may be made pursuant to the Share Repurchase Program from time to time at prevailing market prices in the open market or in privately negotiated purchases, or both. We may utilize one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 under the Exchange Act to effect all or a portion of the repurchases. During the nine months ended September 30, 2011, we purchased 745,414 shares of common stock for approximately $10.0 million, at an average cost of $13.37 per share.  During the three months ended September 30, 2011, we did not repurchase any shares of common stock.

We also have a policy that requires shares to be repurchased by us to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Dividend:  On January 17, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, which was paid on February 17, 2011, to shareholders of record on January 27, 2011.  On February 23, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, payable on May 19, 2011, to shareholders of record at the close of business on April 28, 2011.  On June 7, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, payable on August 18, 2011, to shareholders of record as of the close of business on July 28, 2011.  On September 15, 2011, our board of directors declared a cash dividend of $0.05 per outstanding share of common stock, payable on November 17, 2011, to shareholders of record as of the close of business on October 27, 2011.  Dividends payable of approximately $1.8 million is included as a component of “Other accrued liabilities” on the Condensed Consolidated Balance Sheets at September 30, 2011.

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

Foreign Cash

As of September 30, 2011, our foreign subsidiaries had $2.9 million in cash located in financial institutions outside of the United States.  A majority of this cash represents undistributed earnings of our foreign subsidiaries, a significant portion of which are indefinitely reinvested.  In the event of a distribution to the U.S., those earnings could be subject to U.S. federal and state income taxes, net of foreign tax credits.

Off-balance Sheet Arrangements

We generally do not utilize off-balance sheet arrangements in our operations; however, we enter into operating leases in the normal course of business.  Our operating lease obligations are disclosed below under “Contractual Obligations.”

Contractual Obligations

There have been no significant developments with respect to our contractual obligations since December 31, 2010, except for the additional borrowings under the senior revolving loan as a result of the Encore acquisition.  See Note 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2010, that was filed with the SEC on February 25, 2011, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.   Other than the discussion of the goodwill impairment test below, there have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

We assess goodwill for impairment on an annual basis at a reporting unit level and we have identified our operating segments (E-discovery, Bankruptcy and Settlement Administration) as our reporting units for purposes of testing for goodwill impairment as of July 31, 2011. At the time of the prior year’s goodwill impairment testing, we had identified four reporting units (bankruptcy trustee management, corporate restructuring, E-discovery and settlement administration).  We believe that the aggregation of the bankruptcy trustee management and corporate restructuring reporting units is appropriate based on changes in our business and related to the Jupiter eSources acquisition, which have resulted in these two reporting units meeting the aggregation criteria set forth in applicable authoritative accounting guidance.

Recently Issued and Adopted Accounting Pronouncements

In September 2011 the Financial Accounting Standards Board (“FASB”) issued guidance which amends the existing standards related to annual and interim goodwill impairment tests.  Current guidance requires companies to test goodwill for impairment, at least annually, using a two-step process. The updated guidance provides companies with the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, companies are no longer required to calculate the fair value of a reporting unit unless they determine, based on that qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The new guidance includes examples of the types of events and circumstances to consider in conducting the qualitative assessment.  The amendments will be effective for us beginning with our annual goodwill impairment test in 2012.  We do not expect this new guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2011 the FASB issued a new standard related to comprehensive income.  This new standard requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement.  In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income.  This new standard does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  The new standard eliminates the option to present comprehensive income on the statement of shareholders’ equity.  This requirement will become effective for us beginning with the Form 10-Q filing for the quarter ending March 31, 2012, and will require retrospective application for all periods presented.  We do not expect this new guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2010 the FASB issued new guidance to address differences in the ways entities have interpreted requirements for disclosures about pro forma revenue and earnings in a business combination.  This guidance states that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior year annual reporting period only.  This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for us for any business combinations whose acquisition date is after January 1, 2011, and the guidance impacts disclosures only.  See Note 11 of the Notes to Condensed Consolidated Financial Statements for the required disclosures with respect to our recent acquisitions.

In December 2010 the FASB issued new standards that amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We adopted this guidance as of the beginning of fiscal year 2011. The adoption of this standard did not have an impact on our consolidated financial statements as we do not have any reporting units with zero or negative carrying amounts as of our last impairment test.

In January 2010 the FASB issued updated guidance that requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements were effective for us in 2010. The update required new disclosures only, and had no impact on our consolidated financial position, results of operations, or cash flows as we have not had any transfers out of Level 1. The disclosures related to Level 3 fair value measurements were effective for us in 2011. This update also only requires new disclosures, and will have no impact on our consolidated financial position, results of operations or cash flows.

In October 2009 the FASB issued new standards for revenue recognition with multiple deliverables. These new standards require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. These new standards were effective for us beginning in the first quarter of fiscal year 2011.  The adoption of this standard did not have a material impact on our consolidated financial statements.

In October 2009 the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products.  These new standards were effective for us beginning in the first quarter of fiscal year 2011.  The adoption of this standard did not have a material impact on our consolidated financial statements as our software arrangements are not tangible products with software components.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which we are exposed include interest rates under our senior revolving credit facility, foreign exchange rates giving rise to translation, and fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue.

Interest Rate Risk

Interest on our senior revolving credit facility is generally based on a spread, not to exceed 275 basis points over the LIBOR rate. As of September 30, 2011, we had borrowed $170.0 million under the senior revolving loan.

We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the senior revolving loan. As of September 30, 2011, the analysis indicated that such a movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

In our Chapter 7 bankruptcy business we earn deposit-based fees.  These fees are earned primarily on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients.  The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates.  Based on sensitivity analysis we performed for the nine months ended September 30, 2011, a 1% movement in interest rates would not have a material effect on our consolidated financial position, results from operations or cash flows.

We currently do not hold any interest rate floor options or other derivatives.

Foreign Currency Risk

We have operations outside of the United States, and therefore, a portion of our revenues and expenses are incurred in a currency other than U.S. dollars. We do not utilize hedge instruments to manage the exposures associated with fluctuating currency exchange rates.  Our operating results are exposed to changes in exchange rates between the U.S. dollar and the functional currency of the countries where we have operations. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues and expenses denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs.

We performed a sensitivity analysis for the nine months ended September 30, 2011, assuming a 1% movement in foreign currency rates applied to the total revenue outside the United States.  As of September 30, 2011, the analysis indicated that such a movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 4.           Controls and Procedures

An evaluation was carried out by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the second quarter of 2011 we initiated a company-wide implementation of SAP, which provides certain enhancements, efficiencies, and increased security features to the financial reporting process and surrounding internal controls.  As of the end of the third quarter, a number of our business units were using the new system, with remaining business units planned to move to SAP over the next year.  We reviewed affected internal controls as part of this implementation, and made changes where appropriate.  There have been no other changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other than the changes mentioned above, there have been no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.           Legal Proceedings

Purported Software License Complaint

On or about June 24, 2011, Epiq eDiscovery Solutions, Inc., an indirect, wholly owned subsidiary of Epiq Systems, Inc. (“EDS”), filed a lawsuit against Sybase, Inc. (“Sybase”) and Does 1 to 50, et al. in the Superior Court of the State of California, Alameda County (the “Superior Court”), alleging breach of contract and requesting a declaratory judgment against Sybase.  EDS’s complaint against Sybase relates to a dispute that has arisen under a software license agreement between EDS and Sybase (the “Agreement”) and encompasses a request by EDS for the Superior Court to issue an order:  (a) declaring that EDS currently owes Sybase nothing under the Agreement, and (b) requiring Sybase to provide EDS with certain license keys to software licenses that EDS purchased from Sybase under the Agreement.  On or about July 29, 2011, Sybase filed an answer to the complaint and a cross-complaint against EDS and Does 51-60 relating to that same dispute and Agreement, alleging that, among other things, EDS owes Sybase additional amounts under the Agreement totaling at least $7.0 million, plus interest and costs of suit.

We believe that Sybase’s cross-complaint has no merit and we and EDS will defend against Sybase’s cross-complaint vigorously.  No amounts have been recorded as a loss contingency as of September 30, 2011, in the accompanying Condensed Consolidated Financial Statements associated with this matter. EDS filed the lawsuit in order to protect and defend its rights and to demonstrate that, at all relevant times, EDS acted in good faith and in accordance with the terms of the Agreement.

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

Item 1A.        Risk Factors

There have been no material changes in our Risk Factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, that was filed with the SEC on February 25, 2011.

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

32.1                      Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101.INS†                  XBRL Instance Document.

101.SCH†             XBRL Taxonomy Extension Schema Document.

101.CAL†             XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†               XBRL Taxonomy Definition Linkbase Document.

101.LAB†             XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†               XBRL Taxonomy Extension Presentation Linkbase Document.

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

Epiq Systems, Inc.

Date:	October 31, 2011	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	October 31, 2011	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)