Form 10-K
period 2011-12-31
EPIQ SYSTEMS INC
filed 2012-03-01
CIK 1027207

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting common stock held by non-affiliates of the registrant (based upon the last reported sale price on the NASDAQ Global Market), as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2011) was approximately $510,000,000.

          There were 36,030,806 shares of common stock of the registrant outstanding as of February 20, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2012 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        In this report, in other filings with the Securities and Exchange Commission (the "SEC") and in press releases and other public statements by our officers throughout the year, Epiq Systems, Inc. makes or will make statements that plan for or anticipate the future. These forward-looking statements include but are not limited to any projection or expectation of earnings, revenue or other financial items; the plans, strategies and objectives of management for future operations; factors that may affect our operating results; new products or services; the demand for our products or services; our ability to consummate acquisitions and successfully integrate them into our operations; future capital expenditures; effects of current or future economic conditions or performance; industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These forward-looking statements are based on our current expectations, which may not prove to be accurate. Many of these statements are found in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this report.

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

        As a part of our business strategy, we made two acquisitions during 2011. In December 2011, we acquired De Novo Legal LLC ("De Novo Legal"), an eDiscovery and document review business with operations in the United States and the United Kingdom, and in April 2011, we acquired Encore Discovery Solutions, ("Encore"), an eDiscovery business. Both of these acquisitions were undertaken to further strengthen our worldwide eDiscovery business. During 2010, we acquired Jupiter eSources LLC, ("Jupiter eSources") including their proprietary software product, AACER® (Automated Access to Court Electronic Records), that assists creditors including banks, mortgage processors, and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases ("AACER®").

        Our trademarks, service marks, and registered marks include AACER®, AACER EXTRA EDITIONSM, Epiq®, EPIQ LOGO™, EpiqSM, Epiq Systems®, EPIQ SYSTEMS™, Logo, Bankruptcy Link®, CasePower®, CasePower 13®, ClaimsMatrix®, CreditorMatrix®, DebtorMatrix®, DocuMatrix®, DMX™, DMXSM, DMX Mobile™, DMX MobileSM, Documatrix Mobile™, Documatrix MobileSM, eDataMatrix®, eDiscovery IQ Review™, eDiscovery IQ ReviewSM, eMax™, eMax Virtual Project Manager Assistant™, eMax VPMA™, Encore Discovery Solutions®, encore Discovery Solutions Knowledge. Innovation. Results®, Encore Legal Solutions®, Encore Lex Solutio®, Epiq Express View, Epiq IQ Review™, Epiq IQ ReviewSM, Express View™, Extra Edition™, IQ Review™, IQ ReviewSM, LegalMatrix™, LoanMatrixSM, TCMS®, TCMSWeb®, and XFrame™. The trademarks and service marks (denoted by ™ and SM) have been filed but are not yet registered; the registered marks (denoted by ®) have durations ranging from 2012 through 2021.

Financial Information About Segments

        Our business is organized into three reporting segments: eDiscovery, bankruptcy, and settlement administration. Segment information related to revenues, a performance measure of profit or loss, capital expenditures, and total assets is contained in Note 14 of our Notes to Consolidated Financial Statements.

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

        On December 28, 2011, we acquired De Novo Legal for approximately $87.2 million and $5.0 million is being held by us and deferred for 18 months following the closing as security for potential indemnification claims. In addition to the net closing consideration, there is contingent consideration consisting of an earn-out based on future operating revenue growth. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $33.6 million over a two-year period. The transaction was funded from our credit facility. See Note 13 of our Notes to Consolidated Financial Statements for further detail.

        On April 4, 2011, we acquired Encore. The purchase price was comprised of $104.3 million of cash, $10.0 million of which was withheld for any claims for indemnification and purchase price adjustments.

        Both the De Novo Legal and the Encore acquisitions further augment and accelerate growth opportunities for our global eDiscovery business. Each of these companies has strong customer bases that complement our market share. By continuing the availability of both businesses' products, services and technologies, we will continue to offer an industry leading combination of resources, experience and subject matter expertise.

Bankruptcy Segment

        Bankruptcy is an integral part of the United States' economy. As reported by the Administrative Office of the United States. Courts for the fiscal years ended December 31, 2011, 2010, and 2009, there were approximately 1.41 million, 1.59 million, and 1.47 million new bankruptcy filings, respectively. Bankruptcy filings for the twelve-month period ended December 31, 2011 decreased 11% versus the twelve-month period ended December 31, 2010. During this period, Chapter 7 filings decreased 13%, Chapter 11 filings fell 16%, and Chapter 13 filings decreased 7%.

        Our bankruptcy business provides solutions that address the needs of Chapter 7, Chapter 11, and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

  •
  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2011, accounted for approximately 70% of all bankruptcy filings. In a Chapter 7 case, the debtor's assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors. Chapter 7 cases typically last several years.

  •
  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2011, accounted for approximately 1% of all bankruptcy filings. Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 cases generally last several years.

  •
  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2011, accounted for approximately 29% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last between three and five years.

        The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we provide our Chapter 7 products and services to our trustee customers at no direct charge, and they maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution. We have arrangements with various banks under which we provide the bankruptcy trustee case management software and related services, and the bank provides the bankruptcy trustee with deposit-related banking services. During the years ended December 31, 2011, 2010 and 2009, a majority of our Chapter 7 trustee clients' deposits were maintained at Bank of America.

        Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. Our trustee services deposit portfolio exceeded $2.0 billion throughout 2011, while pricing continued at floor pricing levels under our agreements due to the low short-term interest rate environment.

        The key participants in a bankruptcy proceeding include the debtor-in-possession, the debtor's legal counsel, the creditors, the creditors' legal counsel, and the bankruptcy judge. Chapter 7 and Chapter 13 cases also include a professional bankruptcy trustee, who is responsible for administering the bankruptcy case. The end-user customers of our Chapter 7, Chapter 11, and Chapter 13 bankruptcy businesses are debtor corporations that file a plan of reorganization and professional bankruptcy trustees. The Executive Office for United States Trustees, a division of the United States Department of Justice, appoints all bankruptcy trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The bankruptcy trustee's primary responsibilities include liquidating the debtor's assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court. Trustees manage an entire caseload of bankruptcy cases simultaneously.

        On October 1, 2010, we completed the acquisition of Jupiter eSources. The purchase price was comprised of $60.0 million of cash, $8.4 million of which was withheld by us for 18 months for any claims for indemnification, and purchase price adjustments. In addition, there is contingent consideration related to an earn-out opportunity based on future revenue growth. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $20 million over a four-year period. See Note 13 of our Notes to Consolidated Financial Statements for further detail. In 2011, we recorded intangible asset impairment expense of $1.3 million related to the non-amortizing AACER® trade name identifiable intangible asset recognized in connection with our acquisition of Jupiter eSources. See Note 1 of our Notes to

Consolidated Financial Statements for further detail. The Jupiter eSources transaction was funded from our credit facility.

        Through the purchase of Jupiter eSources, we acquired a proprietary software product, AACER® that assists creditors including banks, mortgage processors, and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. The AACER® product electronically monitors developments in all United States bankruptcy courts and applies sophisticated algorithms to classify docket filings automatically in each case to facilitate the management of large bankruptcy claims operations. By implementing the AACER® solution, clients achieve greater accuracy in faster timeframes, with a significant cost savings compared to manual attorney review of each case in the portfolio.

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

        The customers of our settlement administration segment are companies that require the administration of a settlement, resolution of a class action matter, or administration of a project. We sell our services directly to these customers and other interested parties, including legal counsel, which often provide access to these customers. During the years ended December 31, 2010, and 2009, approximately less than 1%, and 12%, respectively, of our consolidated revenue was derived from a large contract with IBM in support of the federal government's analog to digital conversion program. The contract began in the fourth quarter of 2007 and, as expected, wound-down in 2009. See Note 9 of our Notes to Consolidated Financial Statements for further detail.

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

        Key participants in this marketplace include law firms that specialize in representing class action and mass tort plaintiffs and other law firms that specialize in representing defendants. Class action and mass tort refers to litigation in which class representatives bring a lawsuit against a defendant company or other persons on behalf of a large group of similarly affected persons. Mass tort refers to class action cases that are particularly large or prominent. Class action and mass tort litigation is often complex, and the cases, including administration of any settlement, may last several years.

Competition

  eDiscovery

        The eDiscovery market is highly fragmented, intensely competitive and rapidly evolving. Competitors include Kroll Ontrack (Altegrity Inc.), FTI Consulting, Inc., Huron Consulting Group Inc., Applied Discovery, Inc., Electronic Evidence Discovery, Inc., a DTI Company; Fios, Inc., Dolan Media; Symantec Corporation, and Autonomy (Hewlett-Packard). Competition is primarily based on the quality of service, technology innovations, and price.

  Bankruptcy

        Our bankruptcy segment competes in a more mature market. We are one of two primary providers in the Chapter 7 bankruptcy market, along with Bankruptcy Management Solutions, Inc. In the Chapter 11 bankruptcy market, our competitors include Kurtzman Carson Consultants LLC (Computershare) and The Garden City Group, Inc. In both the Chapter 7 and Chapter 11 markets there are also several smaller competitors. Competition is primarily based on quality of service and technology innovations. Competitors for our AACER® product include American InfoSource and LexisNexis® Banko® Solutions.

  Settlement Administration

        The primary competitors with our settlement administration segment are The Garden City Group, Inc., Rust Consulting, Inc., Kurtzman Carson Consultants LLC (Computershare), and Gilardi & Co LLC, as well as several smaller competitors. Competition is primarily based on the quality of service, technology innovations, and price.

        In addition to the competitors mentioned above, certain law firms, accounting firms, management consultant firms, turnaround specialists, and crisis management firms offer products and services that compete with our products and services in each of our segments.

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

Sales and Marketing

        Our sales executives market our products and services directly to prospective customers and referral law firms through on-site sales calls and longstanding relationships. We focus on attracting and retaining customers by providing superior integrated technology solutions and exceptional customer service. Our client support specialists are responsible for providing ongoing support services for existing customers. Our employees attend industry trade shows, publish articles, and conduct direct mail campaigns and advertise in trade journals and additionally, we maintain a website that clients and potential clients may access to obtain additional information related to solutions we offer.

Government Regulation

        Our products and services are not directly regulated by the government. However, our bankruptcy segment customers are subject to significant regulation under the United States Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and local rules and procedures established by bankruptcy courts. Additionally, the Executive Office for United States Trustees, a division of the United States Department of Justice, oversees the federal bankruptcy system and establishes administrative rules governing our clients' activities. Furthermore, class action and mass tort cases, as well as eDiscovery requirements related to litigation, are subject to various federal and state laws, as well as rules of evidence and rules of procedure established by the courts.

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

Employees

        As of December 31, 2011, we employed approximately 1,000 full-time employees, none of whom is covered by a collective bargaining agreement. We believe the relationship with our employees is good.

Financial Information About Geographic Areas

        For the years ended December 31, 2011, 2010, and 2009, approximately 92%, 93%, and 96%, respectively, of our consolidated revenues were generated from services provided within the United States. For the years ended December 31, 2011 and 2010, approximately 97% and 94%, respectively, of our long-lived assets were located within the United States.

Available Information

        Our company internet address is www.epiqsystems.com. We make a variety of information available, free of charge, at our Investor Relations website, www.epiqsystems.com/investors.php, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file those reports with or furnish them to the Securities and Exchange Commission (the "SEC"), as well as our code of ethics and other governance documents.

        The public may read and copy materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file documents electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

        The markets for our products and services are competitive, continually evolving and subject to technological change. We believe that key competitive factors in the markets we serve include the breadth and quality of system and software solution offerings, the stability of our information systems, the features and capabilities of the product and service offerings, the pricing of our products and services, and the potential for future product and service enhancements. Our success depends upon our ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced software solutions and services that satisfy changing client requirements. If we do not keep pace with technological changes, we could lose existing customers and fail to attract new business. Likewise, technology products and services can become more price sensitive over time, and if we are not able to maintain price competitive products and services, we could lose existing customers and fail to attract new customers. The impact of not keeping pace with technological changes or maintaining competitive pricing could adversely affect our results of operations.

Security problems with our software products, systems or services, including the improper disclosure of personal or corporate data, could cause increased cybersecurity protections costs and general service costs, harm our reputation, and result in liability and increased expense for litigation and diversion of management time.

        We store and process large amounts of personally identifiable information. Our software products also enable our customers to store and process personal data. We have included security features in our products and processes that are intended to protect the privacy and integrity of data, including confidential client or consumer data. Security for our products and processes is critical given the confidential nature of the information contained in our systems. It is possible that our security controls, our selection and training of employees, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability in regulatory proceedings and private litigation under laws that protect personal data, resulting in increased costs or loss of revenue. Improper disclosure of personal or corporate data could result in lawsuits or regulatory proceedings alleging damages, and perceptions that our products and services do not adequately protect the privacy of personal information and could inhibit sales of our products and services. Defending these types of claims could result in increased expenses for litigation and claims settlement and a significant diversion of our management's attention. Additionally, our software products, the systems on which the products are used, and our processes may not be impervious to intentional break-ins ("hacking"), cyber-attacks or other disruptive disclosures or problems, whether as a result of inadvertent third party action, employee action, malfeasance, or otherwise. Hacking, cyber-attacks or other disruptive problems could result in the diversion of our development resources, damage to our reputation, increased cybersecurity protection costs and general service costs and impaired market acceptance of our products, any of which could result in higher expenses or lower revenues.

Errors or fraud related to our business processes could cause increased expense for litigation and diversion of management attention.

        We administer claims, disburse funds, generate and distribute legal notices, provide data productions and provide professional services for third parties. Errors or fraud could occur, for example, in the payment of settlement claims in a case we are administering for a customer. Errors or fraud related to the processing or payment of these claims or errors related to the delivery of professional services could result in the diversion of management resources, damage to our reputation, increased service costs or impaired market acceptance of our services, any of which could result in higher expenses and lower revenues. Additionally, these types of errors or fraud could result in lawsuits alleging damages. Defending these types of claims could result in increased expenses for litigation and claims settlement and a significant diversion of our management's attention.

Interruptions or delays in service at the data centers we utilize could impair the delivery of our service and harm our business.

        We provide services through computer hardware that is located in data centers operated by unrelated third parties. We do not control the operation of these facilities, which increases our vulnerability to problems with the services they provide, and they are subject to damage or interruption from earthquakes, floods, fires, power loss, terrorist attacks, telecommunications failures and similar events. These facilities are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. The occurrence of any of these events, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in interruptions in certain of our services. In addition, the failure by our vendor to provide our required data communications capacity could result in poor service or interruptions in our service. Any damage to, or failure of, our systems or services could reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their agreements with us and adversely affect our ability to secure business in the future. Our business will be harmed if our customers and potential customers believe our services are unreliable.

Releases of new software products or upgrades to our existing software products or licensed third party software may have undetected errors, or may not achieve our customer's desired objectives, which could cause litigation claims against us, damage to our reputation, or loss of business.

        Certain of our services utilize software solutions developed by us or third parties for the needs of our customers. New releases of software products are issued to our customers periodically. Complex software products, such as those we offer, can contain undetected errors when first introduced or as new versions are released, or may fail to achieve the customer's desired objectives. Any introduction of new software products or upgrade to existing software products has a risk of undetected errors. These undetected errors may be discovered only after a product has been installed and used either in our internal processing or by our customers. Likewise, the software products we acquire in business acquisitions have a risk of undetected errors.

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

Our implementation of an enterprise resource planning ("ERP") system may adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.

        In fiscal 2011, we began implementing a new ERP system that will deliver a new generation of information systems and work processes. ERP implementations are complex and very time-consuming projects that involve substantial expenditures on system software and implementation activities that take several years. If we do not effectively implement the ERP system or if the system does not operate as intended, it could adversely affect financial reporting systems, our ability to produce financial reports, and/or the effectiveness of internal control over financial reporting.

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

        We have various key arrangements in our businesses with law firms, technology consultancies and other third parties where we serve the same ultimate consumers. For example, as reported in this Form 10-K, we had an arrangement with IBM in support of the federal government's analog to digital conversion program which represented approximately less than 1%, and 12% of our consolidated revenue in the years ended December 31, 2010 and 2009, respectively. This specific arrangement concluded, as expected, in the second half of 2009. The modification of business terms, the intended conclusion, or the unpredicted termination of key business arrangements could cause uncertainty and adversely affect our future revenue or earnings.

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

The integration of acquired businesses is time consuming, may distract our management from our other operations, may not be effective, and can be expensive, all of which could reduce or eliminate our expected earnings.

        We have recently acquired businesses and we may consider opportunities in the future to acquire other companies, assets or product lines that complement or expand our business. If we are unsuccessful in integrating these companies or product lines with our existing operations, or if integration is more difficult than anticipated, we may experience disruptions to our operations. A difficult or unsuccessful integration of an acquired business could have an adverse effect on our results of operations.

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

        We have expanded our business internationally with offices in London and Hong Kong, primarily related to our eDiscovery business. We could expand other businesses internationally by entering into other world markets. It requires significant management attention and financial resources to develop successful global operations. In addition, new operations in geographies we may enter may not be immune from possible government monitoring or intrusion.

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

Goodwill and intangible assets comprise a significant portion of our total assets. We assess goodwill and certain intangible assets for impairment at least annually, which could result in a material, non-cash write-down and could have a material adverse effect on our results of operations and financial condition.

        The carrying value of our goodwill was approximately $402.7 million, or approximately 59% of our total assets, as of December 31, 2011. We assess goodwill for impairment on an annual basis at a reporting unit level. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Our impairment reviews require extensive use of accounting judgment and financial estimates.

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

        As of July 31, 2011, which is the date of our most recent goodwill impairment test, the fair value of each of our reporting units was substantially in excess of their carrying values. See Note 1 of our Notes to Consolidated Financial Statements for further detail.

        In connection with the De Novo Legal acquisition in December, 2011, we recognized $39.7 million of goodwill. As a result of the Encore acquisition in April 2011, we recorded $68.3 million of goodwill. In connection with the acquisition of Jupiter eSources in October 2010, we recognized $30.7 million of goodwill. See Note 13 of our Notes to Consolidated Financial Statements for further detail.

        Our identifiable intangible assets' carrying value, net of amortization, was $88.1 million as of December 31, 2011. Our trade name identifiable intangible asset recognized in connection with our 2010 acquisition of Jupiter eSources was determined to have an indefinite life. Intangible assets with indefinite lives are not amortized and are tested annually for impairment and also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset might not be recoverable.

        As of October 31, 2011, which is the date of our most recent annual trade name impairment test, the carrying value of the trade name was in excess of its fair value and as a result we recognized $1.3 million of intangible asset impairment expense. In the second half of the year, projected revenue growth related to this non-amortizing intangible asset was reduced from prior estimates due to lower pricing for certain contracts, primarily in the fourth quarter of 2011. See Note 1 of our Notes to Consolidated Financial Statements for further detail. If our assumptions regarding forecasted revenues related to the trade name fair value calculation are not achieved, or if other assumptions used in the fair value calculation change, additional intangible asset impairment expense may be recognized in future periods. It is not possible at this time to determine if any such future impairment loss would occur, and if it does occur, whether such charge would be material.

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

        We initiated our first cash dividend on our common stock during fiscal year 2010 and our board of directors declared five cash dividends in fiscal year 2011. Notwithstanding the foregoing, there is no assurance that we will continue to pay cash dividends on our common stock in the future. Certain provisions in our credit facility may restrict our ability to pay dividends in the future. Subject to any financial covenants in current or future financing agreements that directly or indirectly restrict the payment of dividends, the payment of dividends is within the discretion of our board of directors and will depend upon our future earnings and cash flow from operations, our capital requirements, our financial condition and any other factors that the board of directors may consider. Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its future appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

We have debt covenants in our credit facility agreement that require us to maintain compliance with certain financial ratios and other requirements. If we are not able to maintain compliance with these requirements, all of our then-outstanding debt could become immediately due and payable.

        On April 25, 2011, we entered into an amended senior credit facility, with KeyBank National Association as administrative agent, and a syndicate of banks as lenders. The financial covenants contained in the credit facility agreement include a total debt leverage ratio and a fixed charges coverage ratio (all as defined in our credit facility agreement). Other restrictive covenants contained in our credit facility agreement include, but are not limited to, limitations on incurring additional indebtedness and completing acquisitions. If we do not maintain compliance with the covenant requirements, we will be in default under the amendment to the credit facility. In such an event, the lenders under the credit facility would generally have the right to declare all then-outstanding amounts thereunder immediately due and payable. While we do not presently expect to be in violation of any of these requirements, no assurances can be given that we will be able to remain in compliance. There can be no assurance that our actual financial results will match our projected results or that we will not violate such covenants. Any failure to continue to comply with such requirements could materially adversely affect our borrowing ability and access to liquidity, and thus our overall financial condition.

Future sales of equity or debt securities could dilute existing shares.

        We are authorized to issue up to 100,000,000 shares of common stock and 2,000,000 shares of preferred stock. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. As of February 20, 2012, there were 36,030,806 shares of common stock outstanding and no shares of preferred stock outstanding. Any future issuances of our common stock would similarly dilute the relative ownership interest of our current stockholders, and could also cause the trading price of our common stock to decline.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in a 49,000-square-foot facility in Kansas City, Kansas. This owned property serves as collateral under our credit facility. We also have significant leased offices in New York City and in metropolitan Phoenix, Arizona and Portland, Oregon, and maintain smaller leased offices in Chicago, Dallas, Hartford, Houston, Los Angeles, Miami, Washington, D.C., Wilmington, Oklahoma City, London, and Hong Kong.

ITEM 3.    LEGAL PROCEEDINGS

Employee Arbitration

        Epiq Systems, Inc. and one of its subsidiaries are currently in arbitration regarding claims alleging wrongful employment termination. Arbitration proceedings have been completed and the parties are engaged in post-trial briefing to the arbitration panel. We believe that the employment claims are meritless and we currently intend to continue to defend against them vigorously. No amounts associated with this matter have been accrued in the accompanying Consolidated Financial Statements.

Purported Software License Complaint

        On or about June 24, 2011, Epiq eDiscovery Solutions, Inc., an indirect, wholly owned subsidiary of Epiq Systems, Inc. ("EDS"), filed a lawsuit against Sybase, Inc. ("Sybase") and Does 1 to 50, et al. in the Superior Court of the State of California, Alameda County (the "Superior Court"), alleging breach of contract and requesting a declaratory judgment against Sybase. EDS's complaint against Sybase relates to a dispute that arose under a software license agreement between EDS and Sybase (the "Agreement") and encompasses a request by EDS for the Superior Court to issue an order: (a) declaring that EDS currently owes Sybase nothing under the Agreement, and (b) requiring Sybase to provide EDS with certain license keys to software licenses that EDS purchased from Sybase under the Agreement. On or about July 29, 2011, Sybase filed an answer to the complaint and a cross-complaint, which Sybase subsequently amended, against EDS and Does 51-60 relating to that same dispute and Agreement, alleging that, among other things, EDS owes Sybase additional amounts under the Agreement totaling at least $7.0 million, plus interest and costs of the lawsuit.

        We believe that Sybase's amended cross-complaint has no merit and we and EDS currently intend to defend vigorously against Sybase's amended cross-complaint. No amounts associated with this matter have been accrued in the accompanying Consolidated Financial Statements. EDS filed the lawsuit in order to protect and defend its rights and to demonstrate that, at all relevant times, EDS acted in good faith and in accordance with the terms of the Agreement.

Purported Derivative Shareholder Complaint

        On July 29, 2008, the Alaska Electrical Pension Fund filed a putative shareholder derivative action on behalf of Epiq Systems, Inc. in the United States District Court for the District of Kansas (the "Court") (Civil Action No. 08-CV-2344 CM/JPO), alleging, among other things, improper conduct by each of our current directors and certain current and former executive officers and directors regarding stock option grants. We have stated consistently that the claims made in the action are meritless.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded under the symbol "EPIQ" on the NASDAQ Global Market. The following table shows the reported high and low sales prices for our common stock for the calendar quarters of 2011 and 2010 as reported by NASDAQ.

	2011		2010
	High	Low	High	Low
First Quarter	$14.36	$12.60	$14.03	$11.62
Second Quarter	15.22	13.69	13.24	11.38
Third Quarter	14.86	10.70	13.44	12.06
Fourth Quarter	14.33	11.72	13.96	11.43

Holders

        As of February 20, 2012, there were approximately 44 owners of record of our common stock and approximately 3,800 beneficial owners of our common stock.

Dividends

        We declared and paid cash dividends in fiscal year 2010. On June 23, 2010, our board of directors declared the first cash dividend in the company's history of $0.035 per share, payable on August 12, 2010 to shareholders of record as of the close of business on July 15, 2010. On September 21, 2010, our board of directors declared another cash dividend of $0.035 per share, payable on November 18, 2010 to shareholders of record as of the close of business on October 28, 2010. Total dividends declared and paid in 2010 totaled $2.6 million, or $0.07 per outstanding common share.

        On January 17, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, which was paid on February 17, 2011, to shareholders of record as of the close of business on January 27, 2011. On February 23, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, which was paid on May 19, 2011, to shareholders of record as of the close of business on April 28, 2011. On June 7, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, payable on August 18, 2011, to shareholders of record as of the close of business on July 28, 2011. On September 15, 2011, our board of directors declared a cash dividend of $0.05 per outstanding share of common stock, payable on November 17, 2011, to shareholders of record as of the close of business on October 27, 2011. Total dividends declared in 2011 were $7.3 million and total dividends paid in 2011 totaled $5.5 million, or $0.205 per outstanding common share.

        On November 10, 2011, our board of directors declared a cash dividend of $0.05 per outstanding common share, which was paid on February 17, 2012, to shareholders of record as of the close of business on January 18, 2012.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        During 2010, our board of directors approved a program for us to repurchase up to $70.0 million of our common stock (the "Share Repurchase Program"). Repurchases may be made pursuant to the Share Repurchase Program from time to time at prevailing market prices in the open market or in privately negotiated purchases, or both. We may utilize one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to effect all or a portion of the repurchases. During the year ended December 31, 2011, we purchased 745,414 shares of common stock for approximately $10.0 million, at a weighted average cost of approximately $13.37 per share. During the year ended December 31, 2010, we purchased 3.4 million shares of common stock for $43.2 million, at a weighted average cost of approximately $12.80 per share. There were no shares repurchased under the Share Repurchase Program during the three months ended December 31, 2011. As of December 31, 2011, approximately $12.1 million remains available for share repurchases under the Share Repurchase Program.

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

        The following graphs show the total shareholder return of an investment of $100 in cash for (i) Epiq's common stock, (ii) the NASDAQ Stock Market Computer & Data Processing Index (the "NASDAQ Computer Index"), and (iii) the Standard & Poor's 500 Total Return Index (the "S&P 500 Index") for our last five fiscal years (December 31, 2006 through December 31, 2011) and for the period beginning on the date of our initial public offering through the end of the last fiscal year (February 4, 1997 through December 31, 2011). All values assume reinvestment of the full amount of any dividends. The NASDAQ Computer Index and the S&P 500 Index are calculated by Standard & Poor's Institutional Market Services.

        The five-year graph assumes that $100.00 was invested in our common stock on December 31, 2006, at the price of $11.08 per share, the closing sales price on December 29, 2006, the last trading day of the year. The second graph assumes that $100.00 was invested in our common stock on February 4, 1997, the date of our initial public offering, at the price of $0.93 per share, the closing sales price on that date (after giving effect to the stock splits and stock dividends that we paid). The closing sales prices were used for each index on December 31, 2006 or February 4, 1997, as applicable, and all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

 Five-Year Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EPIQ SYSTEMS, INC., S&P 500 TOTAL RETURN INDEX
AND NASDAQ COMPUTER & DATA PROCESSING INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2011

Performance Graph Since Initial Public Offering

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EPIQ SYSTEMS, INC., S&P 500 TOTAL RETURN INDEX
AND NASDAQ COMPUTER & DATA PROCESSING INDEX

ASSUMES $100 INVESTED ON FEB. 4, 1997
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2011

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical financial data for the five years ended December 31, 2007 through December 31, 2011.

	Year Ended December 31,
	2011(1)	2010(2)	2009	2008(3)	2007(4)
	(in thousands, except per share data)
Income Statement Data:
Total revenue	$283,326	$247,166	$239,071	$236,118	$174,413
Income from operations	26,623	28,469	28,211	25,821	22,876
Net income	12,080	13,929	14,595	13,836	6,929
Basic net income per share	0.34	0.38	0.41	0.39	0.23
Diluted net income per share	0.33	0.36	0.38	0.36	0.21
Cash dividends declared per common share	0.205	0.07	—	—	—
Balance Sheet Data:
Total assets	$678,664	$478,218	$437,941	$418,946	$392,794
Long-term obligations (excluding current maturities)	247,994	86,860	4,654	55,310	58,266

(1)
Reflects the acquisitions of De Novo Legal and Encore on December 28, 2011 and April 4, 2011, respectively.

(2)
Reflects the acquisition of Jupiter eSources on October 1, 2010.

(3)
Reflects the acquisition of Pinpoint Global Limited on April 4, 2008.

(4)
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

        The substantial amount of electronic documents and other data used by businesses has changed the dynamics of how attorneys support discovery in complex litigation matters. Due to the complexity of cases, the volume of data that is maintained electronically, and the volume of documents that is produced in all types of litigation, law firms have become increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

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

        Our eDiscovery segment primarily relies on the demand for discovery technology and services in support of litigation, regulatory investigations, and anti-trust filings, both domestically and internationally. Our 2011 growth was impacted organically by increased activity related to litigation and investigations and also by the acquisition of Encore in April 2011. The domestic eDiscovery market is currently highly fragmented with a large number of regional and lower-cost providers that primarily serve various market segments, while the international market remains consolidated among a limited number of global participants. A large number of merger and acquisition transactions in 2011 resulted in increased services to support anti-trust filings. We remain well positioned in the top bracket of market participants with global capabilities, including operations in the United States, London and Hong Kong.

        On December 28, 2011, we acquired De Novo Legal for approximately $87.2 million and $5.0 million is being held by us and deferred for 18 months following the closing as security for potential indemnification claims. In addition to the net closing consideration, there is contingent consideration consisting of an earn-out based on future operating revenue growth. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $33.6 million over a two-year period. The transaction was funded from our credit facility. See Note 13 of our Notes to Consolidated Financial Statements for further detail.

        On April 4, 2011, we acquired Encore. The purchase price was comprised of $104.3 million of cash, $10.0 million of which was withheld for any claims for indemnification and purchase price adjustments.

        Both the De Novo Legal and the Encore acquisitions further augment and accelerate growth opportunities for our global eDiscovery business. Each of these companies has strong customer bases that complement our own market share. By continuing the availability of both businesses' products, services and technologies, we will continue to offer an industry leading combination of resources, experience and subject matter expertise. Increased case activity levels and an uptake of new service offerings launched in prior years contributed to revenue growth in 2011, which is expected to continue into 2012.

        Operating revenue exclusive of revenue originating from reimbursed direct costs in our eDiscovery segment was $132.9 million in 2011, which represented 51% of our consolidated total as compared to $81.1 million in 2010, representing 37% of our consolidated total in 2010, and $55.8 million in 2009, representing 27% of our consolidated total in 2009.

Bankruptcy Segment

        Bankruptcy is an integral part of the United States' economy. As reported by the Administrative Office of the United States Courts for the fiscal years ended December 31, 2011, 2010, and 2009, there were approximately 1.41 million, 1.59 million, and 1.47 million new bankruptcy filings, respectively. Bankruptcy filings for the twelve-month period ended December 31, 2011 decreased 11% versus the twelve-month period ended December 31, 2010. During this period, Chapter 7 filings decreased 13%, Chapter 11 filings fell 16%, and Chapter 13 filings decreased 7%.

        Our bankruptcy business provides solutions that address the needs of Chapter 7, Chapter 11, and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

  •
  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2011, accounted for approximately 70% of all bankruptcy filings. In a Chapter 7 case, the debtor's assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors. Chapter 7 cases typically last several years.

  •
  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2011, accounted for approximately 1% of all bankruptcy filings. Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 cases generally last several years.

  •
  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2011, accounted for approximately 29% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last between three and five years.

        The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we provide our Chapter 7 products and services to our trustee customers at no direct charge, and they maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution. We have arrangements with various banks under which we provide the bankruptcy trustee case management software and related services, and the bank provides the bankruptcy trustee with deposit-related banking services. During the years ended December 31, 2011, 2010 and 2009, a majority of our Chapter 7 trustee clients' deposits were maintained at Bank of America.

        Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. Our trustee services deposit portfolio exceeded $2.0 billion throughout 2011, while pricing continued at floor pricing levels under our agreements due to the low short-term interest rate environment.

        The key participants in a bankruptcy proceeding include the debtor-in-possession, the debtor's legal counsel, the creditors, the creditors' legal counsel, and the bankruptcy judge. Chapter 7 and Chapter 13 cases also include a professional bankruptcy trustee, who is responsible for administering the bankruptcy case. The end-user customers of our Chapter 7, Chapter 11, and Chapter 13 bankruptcy businesses are debtor corporations that file a plan of reorganization and professional bankruptcy trustees. The Executive Office for United States Trustees, a division of the United States Department of Justice, appoints all bankruptcy trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The bankruptcy trustee's primary responsibilities include liquidating the debtor's assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court. Trustees manage an entire caseload of bankruptcy cases simultaneously.

        Our bankruptcy segment relies on bankruptcy filings which impact the demand for new restructuring engagements. The segment was impacted during 2011 by the overall declining trends in the number of bankruptcy filings due in part to the improvements in the credit markets which allowed many companies and individuals to restructure their debt and/or postpone debt maturities. We believe that the levels of bankruptcy filings may increase in the short term as companies face the next cycle of debt maturities combined with continued high unemployment and the worldwide economic challenges. Pricing in the Chapter 7 market continues to be impacted by the low short term interest rate environment. We remain one of the market leaders in each of the Chapter 7, 11 and 13 markets that we serve, and we continue to maintain a high aggregate Chapter 7 deposit balance.

        On October 1, 2010, we completed the acquisition of Jupiter eSources. The purchase price was comprised of $60.0 million of cash, $8.4 million of which was withheld by us for 18 months for any claims for indemnification, and purchase price adjustments. In addition, there is contingent consideration related to an earn-out opportunity based on future revenue growth. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $20 million over a four year period. Based on our assessment of projected revenue over the remainder of the earn-out period, we determined it is not likely that the earn-out opportunity will be achieved. See Note 13 of our Notes to Consolidated Financial Statements for further detail. In 2011, we recorded intangible asset impairment expense of $1.3 million related to the non-amortizing AACER® trade name identifiable intangible asset recognized in connection with our acquisition of Jupiter eSources. See Note 1 of our Notes to Consolidated Financial Statements for further detail. The Jupiter eSources transaction was funded from our credit facility.

        Through this purchase, we acquired a proprietary software product, AACER® that assists creditors including banks, mortgage processors, and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. The AACER® product electronically monitors developments in all United States bankruptcy courts and applies sophisticated algorithms to classify docket filings automatically in each case to facilitate the management of large bankruptcy claims operations. By implementing the AACER® solution, clients achieve greater accuracy in faster timeframes, with a significant cost savings compared to manual attorney review of each case in the portfolio.

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

        Operating revenue exclusive of revenue originating from reimbursed direct costs in our bankruptcy segment was $92.0 million in 2011, which represented 35% of our consolidated total as compared to $97.2 million in 2010, representing 45% of our consolidated total in 2010, and $91.0 million in 2009, representing 44% of our consolidated total in 2009.

Settlement Administration Segment

        Our settlement administration segment provides managed services, including legal notification, claims administration, project administration and controlled disbursement.

        The customers of our settlement administration segment are companies that require the administration of a settlement, resolution of a class action matter, or administration of a project. We sell our services directly to these customers and other interested parties, including legal counsel, which often provide access to these customers. During the years ended December 31, 2010, and 2009, approximately less than 1% and 12%, respectively, of our consolidated revenue was derived from a large contract with IBM in support of the federal government's analog to digital conversion program. The contract began in the fourth quarter of 2007 and, as expected, wound-down in 2009.

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

        Our settlement administration segment is reliant upon the number of contracts entered for case management and related services in support of class action litigation and similar settlements involving complex administration and distributions. We believe that we will experience increased opportunities in 2012 as we build on our sales and marketing efforts in this market.

        Operating revenue exclusive of revenue originating from reimbursed direct costs in our settlement administration segment was $36.4 million in 2011, which represented 14% of our consolidated total as compared to $39.2 million in 2010, representing 18% of our consolidated total in 2010, and $61.7 million in 2009, representing 30% of our consolidated total in 2009.

Results of Operations for the Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Consolidated Results of Operations

Revenue

        Total revenue was $283.3 million in 2011, an increase of $36.1 million, or 15%, as compared to $247.2 million in the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services. We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Consolidated Statements of Income. Revenue originating from reimbursed direct costs was $22.1 million, a decrease of $7.5 million, or 25%, from $29.6 million in the prior year. Although operating revenue from reimbursed direct costs may fluctuate significantly from period to period, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

        Operating revenue exclusive of revenue originating from reimbursed direct costs was $261.3 million in 2011, an increase of $43.7 million, or 20%, as compared to $217.6 million in the prior year. The increase was driven by a $51.8 million increase in the eDiscovery segment, resulting from organic growth as well as the Encore acquisition in April 2011, which was partially offset by a $5.2 million decrease in the bankruptcy segment and a $2.9 million decrease in the settlement administration segment. Changes by segment are discussed below.

Operating Expenses

        The direct cost of services, exclusive of depreciation and amortization, was $87.8 million in 2011, an increase of $19.3 million, or 28%, as compared to $68.5 million in the prior year. This increase was primarily the result of a $15.8 million increase in compensation related expense, primarily related to the Encore acquisition, a $1.5 million increase in expense related to claims management under a new services agreement in 2011, and a $1.9 million increase in third-party production costs and outside services, partially offset by a $0.9 million decrease in legal advertising costs. Changes by segment are discussed below.

        The direct cost of bundled products and services, exclusive of depreciation and amortization, was $3.2 million in 2011, a decrease of $ 0.3 million, or 9%, compared to $3.5 million in 2010. Changes by segment are discussed below.

        Reimbursed direct costs decreased $6.9 million, or 24%, to $21.8 million in 2011, as compared to $28.7 million in the prior year. This decrease corresponded to the decrease in revenue originating from reimbursed direct costs. Changes by segment are discussed below.

        General and administrative costs increased $12.2 million, or 14%, to $97.8 million in 2011 compared to $85.6 million in the prior year. This increase was partially due to an increase of $6.2 million in compensation related expense which is primarily related to the Encore acquisition. In addition to the increase in compensation expense, increases of $1.2 million in travel expense, $1.0 million in professional services expense, $0.6 million in share-based compensation expense, $0.9 million in lease expense, $0.7 million in utilities expense, and $0.8 million in maintenance expense also contributed to the increase in general and administrative costs in 2011. Changes by segment are discussed below.

        Depreciation and software and leasehold amortization costs in 2011 were $23.1 million, an increase of $2.7 million, or 13%, compared to $20.4 million in the prior year. This increase was primarily the result of increased depreciation on equipment and software related to investments in our business segments.

        Amortization of identifiable intangible assets in 2011 was $21.3 million, an increase of $12.1 million, or 132%, compared to $9.2 million in the prior year. The increase is due to intangibles associated with the acquisition of Jupiter eSources in the fourth quarter of 2010 and Encore in the second quarter of 2011.

        The fair value adjustment to contingent consideration resulted in income of $7.2 million in 2011, related to the fair value adjustment to the contingent consideration related to the Jupiter eSources acquisition. See Notes 9 and 13 of our Notes to Consolidated Financial Statements for further detail.

        Acquisition related expense in 2011 was $7.7 million compared to $2.1 million in the prior year. This increase is related to the acquisitions of Encore and De Novo Legal in 2011.

        Intangible asset impairment expense was $1.3 million in 2011 related to the impairment of our AACER® trade name acquired as part of the acquisition of Jupiter in 2010. In the second half of the year, projected revenue growth related to this non-amortizing intangible asset was reduced from prior estimates due to lower pricing for certain contracts, primarily in the fourth quarter.

Interest Expense, Net

        Interest expense was $5.8 million, compared to $1.9 million in the prior year, an increase of $3.9 million, or 205%. This increase was due to interest expense resulting from increased borrowings on our senior revolving loan to fund the Jupiter eSources acquisition in fourth quarter 2010 and the Encore acquisition in second quarter 2011, as well as our Share Repurchase Program.

Income Taxes

        Our effective tax rate for 2011 was 42.2% compared with an effective rate of 47.6% for the prior year. This decrease is primarily related to reducing the use of non-deductible equity incentive compensation in 2011, a greater proportion of income being generated in lower state tax jurisdictions, and a reduction in interest expense on prior year uncertain tax positions due to settling the New York State income tax audit in 2010. We have increasing operations in the United Kingdom and acquisitions have resulted in operations in state and local jurisdictions with lower tax rates compared to our historical operations that have significant activity in New York and New York City.

Net Income

        We had net income of $12.1 million for 2011 compared to $13.9 million for the prior year, a decrease of $1.8 million, or 13%. This decrease is primarily due to increased acquisition related expense, intangible asset amortization expense, intangible asset impairment expense, in addition to interest expense related to our recent acquisition activity partially offset by growth in our eDiscovery segment and the fair value adjustment to the contingent consideration for the Jupiter eSources acquisition.

Results of Operations by Segment

        The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 14 of our Notes to Consolidated Financial Statements.

eDiscovery Segment

        eDiscovery operating revenue before reimbursed direct costs in 2011 was $132.9 million, an increase of $51.8 million, or 64%, compared to $81.1 million in the prior year. Operating revenue growth as compared to the prior year period resulted from the impact of the Encore acquisition as well as organic growth.

        eDiscovery direct and administrative costs, including reimbursed direct costs, were $77.6 million in 2011, an increase of $31.6 million, or 69%, compared to $46.0 million in the prior year. This increase was a primarily a result of increased costs as a result of the Encore acquisition in second quarter 2011 and also increases in costs of supporting the organic growth of the business.

Bankruptcy Segment

        Bankruptcy operating revenue before reimbursed direct costs was $92.0 million in 2011, a decrease of $5.2 million, or 5%, compared to $97.2 million in the prior year. This decrease was primarily attributable to a lower level of new Chapter 11 filings, and fewer cases in the early stages of bankruptcy; partially offset by a modest increase in revenue related to our AACER® product acquired in the Jupiter eSources acquisition.

        Bankruptcy direct and administrative costs, including reimbursed direct costs, were $50.4 million in 2011, a decrease of $2.7 million, or 5%, compared to $53.1 million in the prior year. The change in these costs was the result of a decrease in compensation related expenses of $2.8 million, a decrease in reimbursed direct costs of $2.5 million and a $1.1 million decrease in outside services, partially offset by an increase in direct costs of $3.2 million, which is primarily related to the Jupiter eSources acquisition.

Settlement Administration

        Settlement administration operating revenue before reimbursed direct costs was $36.3 million in 2011, a decrease of $2.9 million, or 7%, compared to $39.2 million in the prior year, primarily because of a delay in the start-up of several matters expected to have begun during the year, lower printing and claims administration services and also due to revenue in the prior year period related to a large customer advertising campaign.

        Settlement administration direct and administrative costs, including reimbursed direct costs, were $48.4 million in 2011, a decrease of $6.7 million, or 12%, compared to $55.1 million in the prior year, primarily due to a decrease in reimbursed direct costs and legal advertising noticing costs.

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

        Operating revenue exclusive of revenue originating from reimbursed direct costs was $217.6 million in 2010, an increase of $9.1 million, or 4%, as compared to $208.5 million in the prior year. The increase consisted of a $25.3 million increase in the eDiscovery segment and a $6.2 million increase in the bankruptcy segment; offset by a $22.5 million decrease in the settlement administration segment. Changes by segment are discussed below.

Operating Expenses

        The direct cost of services, exclusive of depreciation and amortization, was $68.5 million in 2010, a decrease of $3.4 million, or 5%, as compared to $71.9 million in the prior year. Contributing to this decrease was a $2.3 million decrease in the expense related to outside services, primarily related to temporary help and mailing; and a $2.8 million decrease in production supplies. These decreases were partially offset by costs of services of our AACER® product, acquired in the Jupiter eSources acquisition, of $1.6 million for which there is no comparable prior year cost. Changes by segment are discussed below.

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

        Amortization of identifiable intangible assets in 2010 was $9.2 million, an increase of $1.8 million, or 24%, compared to $7.4 million in the prior year. The increase is due to intangibles associated with the 2010 acquisition of Jupiter eSources.

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

Net Income

        We had net income of $13.9 million for 2010 compared to $14.6 million for the prior year, a decrease of $0.7 million, or 5%. The change from the prior year was the result of growth in our eDiscovery and bankruptcy segments, offset by net acquisition-related costs for the fourth quarter acquisition of Jupiter eSources, an increase in net costs related to the litigation settlement for a shareholder derivative action of approximately $1.1 million pretax, and a decline in our settlement administration segment, due primarily to the conclusion of the analog to digital conversion contract in the latter part of 2009.

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

Bankruptcy Segment

        Bankruptcy operating revenue before reimbursed direct costs was $97.2 million in 2010, an increase of $6.2 million, or 7%, compared to $91.0 million in the prior year. This increase was primarily attributable to the high number of active corporate restructuring cases, as well as an increase in bankruptcy trustee fees, associated with higher average deposit balances; and the contribution of revenue from our AACER® product acquired in the Jupiter eSources acquisition.

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

Liquidity and Capital Resources

Cash Flows

Fiscal year 2011

  Cash Flows from Operating Activities

        During the year ended December 31, 2011, our operating activities provided net cash of $50.7 million. Contributing to net cash provided by operating activities was net income of $12.1 million and non-cash expenses, such as depreciation and amortization, intangible asset impairment expense and share-based compensation expense, of $51.8 million. These items were partially offset by a $13.2 million net use of cash resulting from changes in operating assets and liabilities. The most significant changes in operating assets and liabilities were a $9.0 million increase in trade accounts receivable, which was primarily due to an increase in fourth quarter sales as compared to the prior year, and a $7.6 million decrease in accounts payable. Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Accounts payable will fluctuate from period to period depending on the timing of purchases and payments.

  Cash Flows from Investing Activities

        During the year ended December 31, 2011, we completed the acquisitions of Encore and De Novo Legal with cash purchase prices of $99.3 million and $67.9 million, excluding cash acquired, respectively, both of which were funded from our senior revolving loan. In addition, we used cash of $12.3 million for the purchase of property and equipment, including computer hardware and purchased software licenses for our corporate network infrastructure and business segments. Enhancements to our existing software and the development of new software is essential to our continued growth, and, during 2011, we used cash of $6.3 million to fund internal costs related to the development of software. We believe that cash generated from operations will be adequate to fund our anticipated property, equipment and software spending over the next year.

  Cash Flows from Financing Activities

        During the year ended December 31, 2011, we borrowed $214.0 million under our senior revolving loan, primarily to fund the acquisitions of Encore in April 2011 and De Novo Legal in December 2011. During 2011, proceeds from our senior revolving loan were also used to fund purchases of property and equipment and internal costs of software development, totaling $18.6 million (as discussed above), as well as to fund common stock repurchases of $10.9 million (as discussed below), and cash dividend payments of $5.5 million. During 2011, we also used cash of $64.0 million for payments on our senior revolving loan, $3.0 million for the payment of long-term obligations, including capital lease payments and $1.9 million for debt issuance costs. These uses of cash were partially offset by net proceeds from stock issued in connection with the exercise of employee stock options of $2.9 million.

Recent financing activities

        Revolving Credit Agreement:    On April 25, 2011, we entered into an amended senior credit facility, with KeyBank National Association as administrative agent, and a syndicate of banks as lenders. The amendment to the credit facility, which continues to provide for a senior revolving loan, increased the aggregate amount of funds available from $140.0 million to $325.0 million, and extended the maturity date from June 2014 to December 2015. During the term of the credit facility, we have the right, subject to compliance with the covenants as set forth in the credit facility agreement, to increase the borrowings to a maximum of $375.0 million, an increase from the $200.0 million maximum in our previous facility. The credit facility is secured by liens on our land and buildings and substantially all of our personal property. See Note 5 of our Notes to Consolidated Financial Statements for further detail.

        Borrowings under the senior revolving loan bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at prime rate plus 75 to 175 basis points; and (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 175 to 275 basis points. At December 31, 2011, borrowings of $217.0 million under this facility had a weighted average interest rate of 2.91%. The average amount of borrowings under this facility in 2011 was $155.2 million, at a weighted average interest rate of 2.74%. The maximum month-end amount outstanding during 2011 was $217.0 million. At December 31, 2011, we had approximately $107.0 million available for borrowings under the credit facility. The total aggregate amount available for borrowings under the credit facility of $325.0 million was reduced by the $217.0 million outstanding and $1.1 million in outstanding letters of credit.

        The financial covenants contained in the credit facility include a total debt leverage ratio and a fixed charges coverage ratio (all as defined in our credit facility agreement). As of December 31, 2011, the financial covenants were a leverage ratio not to exceed 3.00 to 1.00 and a fixed charge coverage ratio of not less than 1.25 to 1.00. As of December 31, 2011, our total debt leverage ratio was 2.76 and our fixed charges coverage ratio was 4.13 and we were in compliance with all financial covenants.

        Other restrictive covenants contained in our credit facility include limitations on incurring additional indebtedness and completing acquisitions. We generally cannot incur indebtedness outside the credit facility, with the exception of capital leases, with a limit of $15.0 million, and subordinated debt, with a limit of $100.0 million of aggregate subordinated debt. Generally, for acquisitions we must be able to demonstrate that, on a pro forma basis, we would be in compliance with our covenants during the four quarters prior to the acquisition, and bank permission must be obtained for acquisitions in which cash consideration exceeds $125.0 million or if the total consideration exceeds $175.0 million. The total consideration for all acquisitions consummated during the term of our credit facility may not exceed $300.0 million in the aggregate without bank permission.

        On April 4, 2011, we completed the acquisition of Encore for $99.3 million cash, which was funded from our credit facility. On December 28, 2011, we completed the acquisition of De Novo Legal for $67.9 million cash, which was also funded from our credit facility. See Note 13 of our Notes to Consolidated Financial Statements for further detail.

        Share Repurchase Program:    During 2010, our board of directors approved the Share Repurchase Program for us to repurchase up to $70.0 million of our common stock. Repurchases may be made pursuant to the Share Repurchase Program from time to time at prevailing market prices in the open market or in privately negotiated purchases, or both. We may utilize one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 under the Exchange Act to effect all or a portion of the repurchases. During the years ended December 31, 2011 and 2010, we purchased 745,414 and 3.4 million shares of common stock, respectively, for approximately $10.0 million and $43.2 million, respectively, at a weighted-average cost of approximately $13.37 and $12.80 per share, respectively. As of December 31, 2011, approximately $12.1 million remained available for share repurchases under the Share Repurchase Program.

        We also have a policy that requires shares to be repurchased by us to satisfy tax withholding obligations upon the vesting of restricted stock awards.

        Dividend:    On January 17, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, which was paid on February 17, 2011, to shareholders of record as of the close of business on January 27, 2011. On February 23, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, which was paid on May 19, 2011, to shareholders of record at the close of business on April 28, 2011. On June 7, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, which was paid on August 18, 2011, to shareholders of record as of the close of business on July 28, 2011. On September 15, 2011, our board of directors declared a cash dividend of $0.05 per outstanding share of common stock, which was paid on November 17, 2011, to shareholders of record as of the close of business on October 27, 2011. On November 10, 2011, our board of directors declared a cash dividend of $0.05 per outstanding common share, which was paid on February 17, 2012, to shareholders of record as of the close of business on January 18, 2012.

        During 2011 and 2010, we paid cash dividends of $5.5 million, or $0.205 per share, and $2.6 million, or $0.07 per share, respectively. Dividends payable of approximately $1.8 million is included as a component of "Other accrued liabilities" on the Consolidated Balance Sheets at December 31, 2011. No accrual related to dividends payable was necessary at December 31, 2010.

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

        Unrecognized Tax Benefits:    As of December 31, 2011 and 2010, we have approximately $4.2 million and $2.3 million, respectively, of unrecognized tax benefits that have been recorded as liabilities, and we are uncertain as to whether, or when, such amounts may be settled. Settlement of such amounts could require the use of working capital.

Foreign Cash

        As of December 31, 2011 and 2010, our foreign subsidiaries had $2.4 million and $3.0 million, respectively, in cash located in financial institutions outside of the United States. All of this cash represents undistributed earnings of our foreign subsidiaries which are indefinitely reinvested. In the event of a distribution to the United States, those earnings could be subject to United States federal and state income taxes, net of foreign tax credits.

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

  Cash Flows from Investing Activities

        During the year ended December 31, 2010, we used cash of $51.5 million (net of cash acquired) for the acquisition of Jupiter eSources. We used $11.1 million for purchases of property and equipment, including computer hardware. Enhancements to our existing software and the development of new software is essential to our continued growth, and, during 2010, we used cash of $8.1 million to fund internal costs related to the development of software.

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

  Cash Flows from Investing Activities

        During the year ended December 31, 2009, we used cash of approximately $10.3 million for purchases of property and equipment, including computer hardware, purchased software licenses primarily for our electronic discovery business, and purchased computer hardware primarily for our bankruptcy trustee business. Enhancements to our existing software and the development of new software is essential to our continued growth, and, during 2009, we used cash of $7.6 million to fund internal costs related to the development of software. Our property, equipment and third-party software purchases consisted primarily of computer-related hardware, purchased software, and leasehold improvements.

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

Off-balance Sheet Arrangements

        Although we generally do not utilize off-balance sheet arrangements in our operations, we enter into operating leases in the normal course of business. Our operating lease obligations are disclosed below under "Contractual Obligations" and also in Note 6 of our Notes to Consolidated Financial Statements.

Contractual Obligations

        As of December 31, 2011, we had $217.0 million outstanding under our senior revolving loan. To determine the amount that we may borrow, the $325.0 million available under the revolving loan is reduced by the $217.0 million outstanding and $1.1 million in outstanding letters of credit.

        The following table sets forth a summary of our contractual obligations and commitments, excluding periodic interest payments for capital lease obligations, as of December 31, 2011.

	Payments Due By Period (in thousands)
Contractual Obligation(1)	2012	2013	2014	2015	2016	2017 & After	Total
Long-term obligations and future accretion(2)	$12,535	$22,399	$14,800	$217,000	$—	$—	$266,734
Capital lease obligations	3,212	1,593	1,220	—	—	—	6,025
Operating leases	7,927	7,192	6,579	3,673	784	1,142	27,297

Total	$23,674	$31,184	$22,599	$220,673	$784	$1,142	$300,056

(1)
Approximately $3.6 million of unrecognized tax benefits are not included in this contractual obligations table due to the uncertainty related to the timing of any payments. Settlement of such amounts would require the utilization of working capital.

(2)
Includes principal payments, excluding periodic interest payments on our credit facility which matures in June 2015, as well as principal and interest payments related to our note payable. Also includes deferred acquisition payments, the fair value of the earn-out opportunities, and the present value of the holdbacks related to the De Novo Legal and Jupiter eSources acquisitions. The amount in the above table related to these acquisition related payments includes both the principal amount, as reflected on our December 31, 2011 Consolidated Balance Sheet, and all future accretion.

Critical Accounting Policies

        We consider our accounting policies related to revenue recognition, business combinations, goodwill, identifiable intangible assets, and income taxes to be critical policies in understanding our historical and future performance.

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

Non-Software Arrangements

        Services related to eDiscovery and settlement administration are billed based on volume. For these contractual arrangements, we have identified each deliverable service element. Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables. We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such similar services. For elements where evidence cannot be established, the best estimate of sales price has been used. Lastly, our arrangements do not include general rights of return. Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value or best estimated selling price of each unit of accounting, which is generally consistent with the stated prices in our arrangements. In instances when revenue has been required to be deferred, we utilize the relative selling price method to calculate the revenue recognized. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period. Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured. Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit or deferred revenue until all revenue recognition criteria have been satisfied.

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

        We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers; and hardware maintenance. We retain ownership of all hardware provided and we account for this hardware as a lease. As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease. Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease. Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals; which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur. This occurs at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured. This revenue, which is less than ten percent of our total revenue for the years ended December 31, 2011, 2010, and 2009, is included in the Consolidated Statements of Income as a component of "Case management services" revenue.

Reimbursements

        We have revenue related to the reimbursement of certain costs, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Consolidated Statements of Income as "Operating revenue from reimbursed direct costs" and as "Reimbursed direct costs".

Business combination accounting

        We have recently acquired a number of businesses, and we may acquire additional businesses in the future. Business combination accounting requires us to determine the fair value of all assets acquired, including identifiable intangible assets, liabilities assumed, and contingent consideration issued in a business combination. The cost of the acquisition is allocated to these assets and liabilities in amounts equal to the estimated fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including quoted market prices and estimates of future cash flows to be generated by the acquired assets. Acquisition-related costs for potential and completed acquisitions are expensed, as incurred, and are included in "Other operating expense" in our Consolidated Statements of Income. Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results.

        Determining the fair value of contingent consideration issued requires an assessment of the projected revenue over the earn-out period, and applying an appropriate discount rate based upon the weighted average cost of capital. This fair value assessment is also required in periods subsequent to a business combination. Such estimates are inherently difficult and subjective and variances from such estimates could have a material impact on our Consolidated Financial Statements. For example, a hypothetical 1% decrease in the discount rate used in calculating the fair value of the De Novo Legal contingent consideration would have resulted in approximately a $0.2 million increase in the fair value of the contingent consideration and a hypothetical 1% increase related to our revenue assumptions as they relate to the De Novo Legal contingent consideration would have resulted in approximately a $0.2 million increase in the fair value of the contingent consideration.

        Although we believe the assumptions and estimates we have made are reasonable, because they are based on estimates and judgment, they are inherently uncertain. Examples of critical estimates included in business combination accounting may include but are not limited to: future expected cash flows from projected revenues; the acquired company's trade name and trademarks as well as assumptions about the period of time the acquired trade name and trademarks will continue to be used in the combined company's product portfolio; customer attrition rates, new client acquisition rates, effectiveness of sales and marketing programs, pricing for products and services, long-term growth rates and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Goodwill

        Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level and we have identified our three operating segments (eDiscovery, bankruptcy and settlement administration) as our reporting units for purposes of testing for goodwill impairment as of July 31, 2011. At the time of the prior year's goodwill impairment testing, we had identified four reporting units (bankruptcy trustee management, corporate restructuring, eDiscovery and settlement administration). The bankruptcy trustee management and corporate restructuring reporting units were combined based on changes in our business and segment management, primarily related to the October 1, 2010 acquisition of Jupiter eSources. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since the annual test to indicate that it is more likely than not that the recorded goodwill balance has become impaired.

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

        Our recognized goodwill totaled $402.7 million as of December 31, 2011. As of July 31, 2011, which is the date of our most recent impairment test, the fair value of each of our reporting units was substantially in excess of the carrying value of the reporting unit. In connection with the acquisitions of De Novo Legal, Encore and Jupiter eSources on December 28, 2011, April 4, 2011 and October 1, 2010, respectively (as described in Note 13 of our Notes to Consolidated Financial Statements), we recognized $39.7 million, $68.3 million and $30.7 million of goodwill, respectively, of which $30.7 million is allocated to the bankruptcy segment and $108.0 million is allocated to the eDiscovery segment.

        The following table illustrates the percentages by which each reporting unit's fair value exceeded its carrying value as of July 31, 2011, the date of the most recent impairment test, in addition to sensitivity analyses related to changes in key assumptions for each reporting unit.

	eDiscovery	Bankruptcy	Settlement Administration
Percentage by which fair value exceeds carrying value as of July 31, 2011	94%	32%	35%
Percentage by which fair value would exceed carrying value assuming a 1% increase in discount rate(1)	76%	19%	22%
Percentage by which fair value would exceed carrying value assuming a 1% decrease in long-term growth assumptions(1)	83%	23%	26%
Percentage by which fair value would exceed carrying value assuming a 1% increase in discount rate and a 1% decrease in long-term growth assumptions (1)	67%	11%	15%

(1)
Assuming all other variables remain the same

Identifiable intangible assets

        Identifiable intangible assets, resulting from various business acquisitions, consist of customer relationships, agreements not to compete, and trade names. Our customer relationships, agreements not to compete, and certain of our trade name intangible assets have finite lives, and are amortized over their estimated economic benefit period, generally from five to ten years. These definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable. If we were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset's remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from other events and circumstances may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge.

        Our trade name identifiable intangible asset recognized in connection with the 2010 acquisition of Jupiter eSources was determined to have an indefinite life. Intangible assets with indefinite lives are not amortized and are tested annually for impairment and also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset might not be recoverable. Impairment of identifiable intangible assets with indefinite lives occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset's carrying amount is reduced to its fair value. Our annual test for the trade name recognized in connection with the acquisition of Jupiter eSources is performed as of October 31 each year and more frequently if there are indicators that impairment may have occurred. As of October 31, 2011, which is the date of our most recent annual impairment test, the carrying value of the trade name was in excess of its fair value and as a result we recorded $1.3 million of intangible asset impairment expense. The discount rate used in the relief from royalty method approach for the trade name valuation was 17.5%. A hypothetical increase to the discount rate of 1% would have lowered the fair value determined under the relief from royalty method by approximately $0.4 million, or 7%, which, with all other variables remaining the same, would have resulted in additional impairment expense of approximately $0.4 million. A hypothetical decrease of 5% in our assumed revenue growth would have lowered the fair value by approximately $0.3 million, or 5%, which, with all other variables remaining the same, would have resulted in additional impairment expense of $0.3 million. A hypothetical decrease of 10% in our assumed revenue growth would have lowered the fair value by approximately $0.5 million, or 10%, which, with all other variables remaining the same, would have resulted in additional impairment expense of approximately $0.5 million.

        A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets' carrying value, net of amortization, was $88.1 million as of December 31, 2011.

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

Recently Adopted Accounting Pronouncements

        In December 2010, the Financial Accounting Standards Board (the "FASB") issued new guidance to address differences in the ways entities have interpreted requirements for disclosures about pro forma revenue and earnings in a business combination. This guidance states that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior year's annual reporting period only. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for us for any business combinations whose acquisition date is after January 1, 2011, and the guidance impacts disclosures only. See Note 13 of our Notes to Consolidated Financial Statements for the required disclosures with respect to our recent acquisitions.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

        In September 2011, the FASB issued guidance that amends the existing standards related to annual and interim goodwill impairment tests. Current guidance requires companies to test goodwill for impairment, at least annually, using a two-step process. The updated guidance provides companies with the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, companies are no longer required to calculate the fair value of a reporting unit unless they determine, based on that qualitative assessment, that it is more likely than not that the reporting unit's fair value is less than its carrying amount. The new guidance includes examples of the types of events and circumstances to consider in conducting the qualitative assessment. The amendments will be effective for us beginning with our annual goodwill impairment test in 2012. We do not expect this new guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

        In June 2011, the FASB issued a new standard related to comprehensive income. This new standard requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. This new standard does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. The new standard eliminates the option to present comprehensive income on the statement of changes in shareholders' equity. This requirement will become effective for us beginning with the Form 10-Q filing for the quarter ending March 31, 2012, and will require retrospective application for all periods presented. We do not expect this new guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

        In May 2011, the FASB issued new standards to provide guidance about fair value measurement and disclosure requirements. These standards do not extend the use of fair value but rather provide guidance about how fair value should be determined where it is already required or permitted under generally accepted accounting principles. A majority of the changes include clarifications of existing guidance and new disclosure requirements related to changes in valuation technique and related inputs that result from applying the standard. We will be required to apply the new standard prospectively for interim and annual periods beginning January 1, 2012. We do not expect this new guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risks to which we are exposed include interest rates under our senior revolving credit facility, foreign exchange rates giving rise to translation, and fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue.

Interest Rate Risk

        Interest on our senior revolving credit facility is generally based on a spread, not to exceed 275 basis points over the LIBOR rate. As of December 31, 2011, we had borrowed $217.0 million under the senior revolving loan.

        We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the senior revolving loan. As of December 31, 2011, the analysis indicated that such a movement would have increased our interest expense by approximately $1.4 million.

        In our Chapter 7 bankruptcy business we earn deposit-based fees. These fees are earned primarily on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients. The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates. Based on sensitivity analysis we performed for the year ended December 31, 2011, a hypothetical 1% movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

        We currently do not hold any interest rate floor options or other derivatives.

Foreign Currency Risk

        We have operations outside of the United States, therefore, a portion of our revenues and expenses are incurred in a currency other than United States dollars. We do not utilize hedge instruments to manage the exposures associated with fluctuating currency exchange rates. Our operating results are exposed to changes in exchange rates between the United States dollar and the functional currency of the countries where we have operations. When the United States dollar weakens against foreign currencies, the dollar value of revenues and expenses denominated in foreign currencies increases. When the United States dollar strengthens, the opposite situation occurs.

        We performed a sensitivity analysis assuming a hypothetical 1% increase in foreign exchange rates applied to our historical 2011 results of operations. For the year ended December 31, 2011, the analysis indicated that such a movement would have decreased our revenues by approximately $0.2 million and would not have had a material effect on our operating income or net income.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements appear following Item 15 of this Annual Report on Form 10-K.

Supplementary Data—Quarterly Financial Information (Unaudited)

        The following table sets forth the quarterly financial data for the quarters of the years ended December 31, 2011 and 2010.

	1st	2nd(3)	3rd	4th(4)(5)
	(in thousands, except per share data)
Year ended December 31, 2011
Total revenue	$59,622	$73,954	$76,111	$73,639
Gross profit(1)	$32,741	$43,602	$42,802	$42,669
Net income	$3,082	$2,773	$4,286	$1,939
Net income per share—Basic(2)	$0.09	$0. 08	$0.12	$0.05
Net income per share—Diluted(2)	$0.08	$0.08	$0.12	$0.05
Year ended December 31, 2010
Total revenue	$55,371	$65,933	$58,287	$67,575
Gross profit(1)	$30,042	$36,034	$32,430	$37,163
Net income	$2,335	$3,915	$4,538	$3,141
Net income per share—Basic(2)	$0.06	$0.11	$0.12	$0.09
Net income per share—Diluted(2)	$0.06	$0.10	$0.12	$0.08

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

(3)
Reflects the acquisition of Encore on April 4, 2011

(4)
Reflects the acquisition of Jupiter eSources on October 1, 2010 reflects the acquisition of De Novo Legal on December 28, 2011.

(5)
Net income reflects impairment expense of $0.8 million, net of tax benefit of $0.5 million, in 2011.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report on Form 10-K, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  •
  Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

        In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by The Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. As a result of that evaluation, management believes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

        The Company excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of De Novo Legal, which we acquired on December 28, 2011 and Encore, which we acquired on April 4, 2011. At December 31, 2011, and for the year ended December 31, 2011, the amounts subject to the internal control over financial reporting arising from the acquisition of De Novo Legal represented approximately 2% of our total assets, approximately 3% of our consolidated net assets, less than 1% of our consolidated total revenue, and less than 1% of our consolidated net income. The amounts subject to the internal control over financial reporting arising from the acquisition of Encore represented approximately 3% of our consolidated total assets, less than 1% of our consolidated net assets, approximately 15% of our consolidated total revenue and approximately 24% of our consolidated net income.

        The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears beginning on page 44.

Changes in Internal Control Over Financial Reporting

        During 2011 we initiated a company-wide implementation of SAP, which provides certain enhancements, efficiencies, and increased security features to the financial reporting process and surrounding internal controls. As of December 31, 2011, a number of our business units were using the new system, with remaining business units planned to move to SAP over the next year. We reviewed affected internal controls as part of this implementation, and made changes where appropriate. There have been no other changes in our internal controls over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Epiq Systems, Inc.
Kansas City, Kansas

        We have audited the internal control over financial reporting of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Encore Intermediate Holdco, Inc., which was acquired on April 4, 2011 and whose financial statements constitute 3% of total assets, less than 1% of net assets, 15% of total revenue, and 24% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2011, and De Novo Legal LLC, which was acquired on December 28, 2011 and whose financial statements constitute 2% of total assets, 3% of net assets, less than 1% of total revenue, and less than 1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Encore Intermediate Holdco, Inc. and De Novo Legal, LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 1, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 1, 2012

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

Equity Compensation Plan Information

        The following table sets forth as of December 31, 2011 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,493,000	$12.07	659,000
Equity compensation plans not approved by security holders	402,000	$14.07	—

Total	6,895,000	$12.19	659,000

        As of December 31, 2011, equity compensation plans approved by security holders consist of our 1995 Stock Option Plan and our 2004 Equity Incentive Plan, both as amended. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares available under the 2004 Equity Incentive Plan. Securities remaining available for future issuance under our 2004 Equity Incentive Plan may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock.

        As of December 31, 2011, equity compensation plans not approved by security shareholders consist of inducement stock options issued in conjunction with acquisitions. These stock options were issued in conjunction with the execution of employment agreements with certain key employees of acquired companies to become employees of our newly acquired subsidiaries. In accordance with the NASDAQ corporate governance rules, shareholder approval was not required for these inducement stock option grants.

        The stock options granted under equity compensation plans not approved by security holders were granted at option exercise prices equal to the fair market value of the common stock on the date of grant, are non-qualified options, are exercisable for up to 10 years from the date of grant, and otherwise have terms substantially identical to the material terms of the 1995 Stock Option Plan and the 2004 Equity Incentive Plan. Additional information related to the equity compensation plans not approved by security holders is contained in Note 12 of our Notes to Consolidated Financial Statements.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as a part of this report:

  (1)
  Financial Statements.

      The following Consolidated Financial Statements, contained on pages F-1 through F-50 of this report, are filed as part of this report under Item 8 "Financial Statements and Supplementary Data."

    (2)
    Financial Statement Schedules.

Epiq Systems, Inc. and subsidiaries for each of the years in the three-year period ended December 31, 2011.
Schedule II—Valuation and Qualifying Accounts
    (3)
    Exhibits.    Exhibits are listed on the Exhibit Index at the end of this report.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2012	EPIQ SYSTEMS, INC.
	By:	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ TOM W. OLOFSON Tom W. Olofson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2012
/s/ CHRISTOPHER E. OLOFSON Christopher E. Olofson	President, Chief Operating Officer and Director	March 1, 2012
/s/ ELIZABETH M. BRAHAM Elizabeth M. Braham	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2012
/s/ W. BRYAN SATTERLEE W. Bryan Satterlee	Director	March 1, 2012
/s/ EDWARD M. CONNOLLY, JR. Edward M. Connolly, Jr.	Director	March 1, 2012
/s/ JAMES A. BYRNES James A. Byrnes	Director	March 1, 2012
/s/ JOEL PELOFSKY Joel Pelofsky	Director	March 1, 2012
/s/ TERRY C. MATLACK Terry C. Matlack	Director	March 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Epiq Systems, Inc.
Kansas City, Kansas

        We have audited the accompanying consolidated balance sheets of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Epiq Systems, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 1, 2012

EPIQ SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	As of December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,838	$5,439
Trade accounts receivable, less allowance for doubtful accounts of $4,514 and $3,778	89,619	59,940
Prepaid expenses	7,768	5,581
Other current assets	9,999	5,637

Total Current Assets	110,224	76,597

LONG-TERM ASSETS:
Property and equipment, net	46,773	41,258
Internally developed software costs, net	21,195	19,659
Goodwill	402,736	294,789
Other intangibles, net of accumulated amortization of $63,511 and $58,339	88,087	43,580
Other	9,649	2,335

Total Long-term Assets, net	568,440	401,621

Total Assets	$678,664	$478,218

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,048	$13,227
Current maturities of long-term obligations	15,484	2,945
Accrued compensation	10,293	8,891
Deposits	1,972	2,553
Deferred revenue	3,214	1,422
Other accrued expenses	6,979	4,611

Total Current Liabilities	49,990	33,649

LONG-TERM LIABILITIES:
Deferred income taxes	42,557	24,159
Other long-term liabilities	5,204	5,027
Long-term obligations (excluding current maturities)	247,994	86,860

Total Long-term Liabilities	295,755	116,046

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; Authorized 100,000,000 shares; Issued and outstanding 2011—39,493,852 and 35,754,074 shares Issued and outstanding 2010—39,063,327 and 36,237,562 shares	395	391
Additional paid-in capital	286,869	281,119
Accumulated other comprehensive loss	(1,987)	(1,971)
Retained earnings	95,849	91,069
Treasury stock, at cost—3,739,778 shares and 3,295,492 shares, Respectively	(48,207)	(42,085)

Total Equity	332,919	328,523

Total Liabilities and Equity	$678,664	$478,218

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2011	2010	2009
REVENUE:
Case management services	$214,886	$157,561	$137,170
Case management bundled products and services	16,643	18,993	15,206
Document management services	29,736	41,041	56,153

Operating revenue before reimbursed direct costs	261,265	217,595	208,529
Operating revenue from reimbursed direct costs	22,061	29,571	30,542

Total Revenue	283,326	247,166	239,071

OPERATING EXPENSE:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	87,753	68,490	71,864
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	3,201	3,514	3,520
Reimbursed direct costs	21,773	28,686	30,217
General and administrative	97,779	85,645	78,441
Depreciation and software and leasehold amortization	23,081	20,391	18,775
Amortization of identifiable intangible assets	21,323	9,190	7,409
Fair value adjustment to contingent consideration	(7,166)	—	—
Acquisition related expense	7,681	2,125	—
Intangible asset impairment expense	1,278	—	—
Other operating expense	—	656	634

Total Operating Expense	256,703	218,697	210,860

INCOME FROM OPERATIONS	26,623	28,469	28,211

INTEREST EXPENSE (INCOME):
Interest expense	5,844	1,931	1,474
Interest income	(128)	(32)	(124)

Net Interest Expense	5,716	1,899	1,350

INCOME BEFORE INCOME TAXES	20,907	26,570	26,861
PROVISION FOR INCOME TAXES	8,827	12,641	12,266

NET INCOME	$12,080	$13,929	$14,595

NET INCOME PER SHARE INFORMATION:
Basic	$0.34	$0.38	$0.41
Diluted	$0.33	$0.36	$0.38
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,186	36,498	35,895
Diluted	36,506	39,512	41,908
Cash dividends declared per common share	$0.205	$0.07	$—

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME

(In Thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCI(1)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2009	35,658	—	$357	$237,644	$(2,683)	$65,177	$—	$300,495
Comprehensive income:
Net income	—	—	—	—	—	14,595	—	14,595
Foreign currency translation adjustment	—	—	—	—	868	—	—	868

Total comprehensive income	—	—	—	—	868	14,595	—	15,463

Tax benefit from share-based compensation	—	—	—	784	—	—	—	784
Common stock issued under share-based compensation plans	292	61	5	1,934	—	—	924	2,863
Common stock repurchased under share-based compensation plans	—	(117)	—	—	—	—	(1,782)	(1,782)
Conversion of convertible notes (Note 5)	3	—	—	32	—	—	—	32
Share-based compensation	285	—	—	8,543	—	—	—	8,543
Balance, December 31, 2009	36,238	(56)	362	248,937	(1,815)	79,772	(858)	326,398
Comprehensive income:
Net income	—	—	—	—	—	13,929	—	13,929
Foreign currency translation adjustment	—	—	—	—	(156)	—	—	(156)

Total comprehensive income	—	—	—	—	(156)	13,929	—	13,773

Tax deficiency from share-based compensation	—	—	—	(211)	—	—	—	(211)
Common stock issued under share-based compensation plans	497	219	5	(1,478)	—	—	2,933	1,460
Common stock repurchased under share-based compensation plans	—	(76)	—	—	—	—	(948)	(948)
Share repurchases (Note 7)	—	(3,382)	—	—	—	—	(43,212)	(43,212)
Conversion of convertible notes (Note 5)	2,328	—	24	27,144	—	—	—	27,168
Dividends declared ($0.07 per share) (Note 7)	—	—	—	—	—	(2,632)	—	(2,632)
Share-based compensation	—	—	—	6,727	—	—	—	6,727
Balance at December 31, 2010	39,063	(3,295)	$391	$281,119	$(1,971)	$91,069	$(42,085)	$328,523
Comprehensive income:
Net income	—	—	—	—	—	12,080	—	12,080
Foreign currency translation adjustment	—	—	—	—	(16)	—	—	(16)

Total comprehensive income	—	—	—	—	(16)	12,080	—	12,064

Tax benefit from share-based compensation	—	—	—	264	—	—	—	264
Common stock issued under share-based compensation plans	431	367	4	(1,883)	—	—	4,736	2,857
Common stock repurchased under share-based compensation plans	—	(67)	—	—	—	—	(900)	(900)
Share repurchases (Note 7)	—	(745)	—	—	—	—	(9,958)	(9,958)
Dividends declared ($0.205 per share) (Note 7)	—	—	—	—	—	(7,300)	—	(7,300)
Share-based compensation	—	—	—	7,369	—	—	—	7,369
Balance at December 31, 2011	39,494	(3,740)	$395	$286,869	$(1,987)	$95,849	$(48,207)	$332,919
(1)
AOCI—Accumulated Other Comprehensive Income (Loss)

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,080	$13,929	$14,595
Adjustments to reconcile net income to net cash provided by operating activities:
Expense (benefit) for deferred income taxes	2,430	(87)	1,276
Depreciation and software amortization	23,081	20,391	18,775
Benefit related to embedded option	—	(738)	(1,610)
Amortization of intangible assets	21,323	9,190	7,409
Share-based compensation expense	7,369	6,727	8,543
Change in valuation of contingent consideration	(7,166)	—	—
Intangible asset impairment expense	1,278	—	—
Provision for bad debts	2,303	2,146	1,732
Other, net	1,211	463	597
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(9,029)	(17,011)	3,520
Prepaid expenses and other assets	40	18	(11)
Accounts payable and other liabilities	(7,603)	(1,117)	(1,255)
Deferred revenue	1,784	662	(1,603)
Excess tax benefit related to share-based compensation	(77)	—	(579)
Other	1,659	(136)	433

Net cash provided by operating activities	50,683	34,437	51,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,320)	(11,092)	(10,301)
Internally developed software costs	(6,320)	(8,131)	(7,562)
Cash paid for business acquisitions, net of cash acquired	(166,930)	(51,548)	—
Other investing activities, net	106	11	302

Net cash used in investing activities	(185,464)	(70,760)	(17,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	214,000	78,000	—
Payments on revolver	(64,000)	(11,000)	—
Debt issuance costs	(1,940)	(1,460)	—
Payments under long-term obligations	(2,953)	(27,508)	(6,065)
Excess tax benefit related to share-based compensation	77	—	579
Common stock repurchases (Note 7)	(10,858)	(44,160)	(1,782)
Cash dividends paid (Note 7)	(5,514)	(2,632)	—
Proceeds from issuance of common stock under share-based compensation plans	2,857	1,460	2,863

Net cash provided by (used in) financing activities	131,669	(7,300)	(4,405)

Effect of exchange rate changes on cash	511	76	124

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,601)	(43,547)	29,980
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,439	48,986	19,006

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,838	$5,439	$48,986

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

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

Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review accounts receivable to identify amounts due from customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations.

Long-lived Assets

        Property and equipment, including leasehold improvements and purchased software, are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful life of each asset or, for leasehold improvements, the lesser of the lease term or useful life. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. We first evaluate recoverability of assets to be held and used by comparing the carrying amount of the asset to undiscounted expected future cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment amount is then calculated using a fair-value-based test that compares the fair value of the asset to its carrying value. Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Internally Developed Software Costs

        Certain internal software development costs incurred in the creation of computer software products for sale, lease or otherwise to be marketed are capitalized once technological feasibility has been established. Capitalized costs are amortized; beginning in the period the product is available for general release, based on the ratio of current revenue to current and estimated future revenue for each product with minimum annual amortization equal to the straight-line amortization over the remaining estimated economic life of the product. Certain internal software development costs incurred in the creation of computer software products for internal use are capitalized when the preliminary project phase is complete and when management, with the relevant authority, authorizes and commits funding to the project and it is probable the project will be completed and the software will be used to perform the function intended. Capitalized costs are amortized, beginning in the period each module or component of the product is ready for its intended use, on a straight-line basis over the estimated economic life of the product. Internally developed software is tested annually for impairment, or more often if an event occurs or circumstances change that would more likely than not reduce the net realizable value to less than its unamortized capitalized cost.

Goodwill

        Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We have identified our operating segments (eDiscovery, bankruptcy and settlement administration) as our reporting units for purposes of testing for goodwill impairment as of July 31, 2011. At the time of the prior year's goodwill impairment testing, we had identified four reporting units (bankruptcy trustee management, corporate restructuring, eDiscovery and settlement administration). The bankruptcy trustee management and corporate restructuring reporting units were combined based on changes in our business and segment management, primarily related to the October 1, 2010, acquisition of Jupiter eSources LLC ("Jupiter eSources"). Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since the annual test to indicate that it is more likely than not that the recorded goodwill balance has become impaired.

        Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We considered both a market approach and an income approach in order to develop an estimate of the fair value of each

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Our recognized goodwill totaled $402.7 million as of December 31, 2011. As of July 31, 2011, which is the date of our most recent impairment test, the fair value of each of our reporting units was in excess of the carrying value of the reporting unit.

        As described in Note 13 of the Notes to Consolidated Financial Statements, in connection with the acquisition of Jupiter eSources on October 1, 2010, we recognized $30.7 million of goodwill, which is allocated to the bankruptcy segment, and in connection with the acquisition of Encore Discovery Solutions ("Encore") on April 4, 2011, we recognized $68.3 million of goodwill, which is allocated to the eDiscovery segment. In connection with the acquisition of De Novo Legal LLC ("De Novo Legal") on December 28, 2011, we recognized $39.7 million of goodwill, which is allocated to the eDiscovery segment.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

        Identifiable intangible assets, resulting from various business acquisitions, consist of customer relationships, agreements not to compete, and trade names. Our customer relationships, agreements not to compete, and certain of our trade name intangible assets have finite lives, and are amortized over their estimated economic benefit period, generally from five to ten years. These definite lived intangible assets are tested annually for impairment and also reviewed for impairment whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable. If we were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset's remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from our annual assessment, or other events and circumstances, may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge.

        Our trade name identifiable intangible asset recognized in connection with the 2010 acquisition of Jupiter eSources was determined to have indefinite life. Intangible assets with indefinite lives are not amortized and are tested annually for impairment and also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset might not be recoverable. Impairment of identifiable intangible assets with indefinite lives occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset's carrying amount is reduced to its fair value. Our annual test for the trade name recognized in connection with the acquisition of Jupiter eSources is performed as of October 31 each year and more frequently if there are indicators that impairment may have occurred. As of October 31, 2011, which is the date of our most recent annual impairment test, the carrying value of this non-amortizing trade name was in excess of its fair value calculated under the relief from royalty method and as a result we recognized $1.3 million of impairment expense reflected in "Intangible asset impairment expense" on our Consolidated Statements of Income. In the second half of the year, projected revenue growth related to this intangible asset was reduced from prior estimates due to lower pricing for certain contracts, primarily in the fourth quarter of 2011.

Deferred Loan Fees

        Incremental, third party costs related to establishing credit facilities are capitalized and amortized based on the terms of the related debt. The unamortized costs are included as a component of other long-term assets on our Consolidated Balance Sheets. Amortization costs are included as a component of interest expense on our Consolidated Statements of Income.

Share-Based Compensation

        We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the period during which an employee is required to provide service in exchange for the award. We recognize this expense on a straight-line basis over the requisite service period of the award based on the portion of the award expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

periods if actual forfeitures differ from those estimates. We recognize compensation expense for awards subject to performance criteria when it is probable that the performance goal will be achieved.

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

        Following is a description of significant sources of our revenue:

  •
  Fees contingent upon the month-to-month delivery of case management services defined by client contracts, such as claims processing, claims reconciliation, professional services, call center support, disbursement services, project management, collection and forensic services, document

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    review services, and conversion of data into an organized, searchable electronic database. The amount we earn varies based primarily on the size and complexity of the engagement, the number of hours services are provided, and the number of documents or amount of data reviewed.

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

Non-Software Arrangements

        Services related to eDiscovery and settlement administration are billed based on volume. For these contractual arrangements, we have identified each deliverable service element. Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables. We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such similar services. For elements where evidence cannot be established, the best estimate of sales price has been used. Lastly, our arrangements do not include general rights of return. Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value or best estimated selling price of each unit of accounting, which is generally consistent with the stated prices in our arrangements. In instances when revenue has been required to be deferred, we utilize the relative selling price method to calculate the revenue recognized. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period. Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured. Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit or deferred revenue on our Consolidated Balance Sheets until all revenue recognition criteria have been satisfied.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers; and hardware maintenance. We retain ownership of all hardware provided and we account for this hardware as a lease. As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease. Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease. Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals; which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur. This occurs at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured. This revenue, which is less than ten percent of our total revenue for the years ended December 31, 2011, 2010, and 2009, is included in the Consolidated Statements of Income as a component of "Case management services" revenue.

Reimbursements

        We have revenue related to the reimbursement of certain costs, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Consolidated Statements of Income as "Operating revenue from reimbursed direct costs" and as "Reimbursed direct costs".

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Costs Related to Contract Acquisition, Origination, and Set-up

        We expense contract acquisition, origination, and set-up costs as incurred.

Depreciation and Software and Leasehold Amortization

        Depreciation and software and leasehold amortization for the years ended December 31, 2011, 2010 and 2009, was $23.1 million, $20.4 million, and $18.8 million, respectively. The caption "Depreciation and software and leasehold amortization" in the accompanying Consolidated Statements of Income includes costs that are directly related to services of approximately $10.2 million, $10.8 million, and $10.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Income Per Share

        Basic net income per share is computed on the basis of weighted average outstanding common shares. We have determined that our nonvested share awards (also referred to as restricted stock awards) are participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net income per share is calculated under the two-class method calculation.

        Diluted net income per share is computed using the more dilutive of (a) the two-class method, or (b) the treasury stock method and is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and convertible debt, if dilutive. The numerator of the diluted net income per share calculation is increased by the amount of interest expense, net of tax, related to outstanding convertible debt, and the allocation of net income to nonvested shares, if the net impact is dilutive. For the years ended December 31, 2011, 2010 and 2009, the two-class method calculation was more dilutive. See Note 11 for additional information.

Segment Information

        Our chief operating decision maker, which consists of our executive committee, considers how we organize our business internally for making operating decisions and assessing business performance to determine our reportable segments. See Note 14 for additional information.

Foreign Currency Translation

        Local currencies are the functional currencies for our operating subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are part of accumulated other comprehensive loss and are included as a separate component of equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of significant value are translated as of the date of the transactions for these subsidiaries; however, day to day operational transactions are translated at average rates of exchange. As of December 31, 2011, 2010, and 2009, cumulative translation adjustments included in accumulated other comprehensive loss were $2.0 million, $2.0 million, and $1.8 million, respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Contingencies

        We are involved in various legal proceedings that arise from time to time in the ordinary course of business. Except for income tax contingencies, we record accruals for contingencies to the extent that we conclude their occurrence is probable and that the related liabilities are reasonably estimable. We record anticipated recoveries under existing insurance contracts when we are assured of recovery. Many factors are considered when making these assessments, including the progress of the case, opinions or views of legal counsel, prior case law, our experience or the experience of other companies with similar cases, and our intent on how to respond. Litigation and other contingencies are inherently unpredictable and excessive damage awards do occur. As such, these assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

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

Recently Adopted Accounting Pronouncements

        In December 2010, the Financial Accounting Standards Board ("FASB") issued new guidance to address differences in the ways entities have interpreted requirements for disclosures about pro forma revenue and earnings in a business combination. This guidance states that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior year annual reporting period only. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for us for any business combinations whose acquisition date is after January 1, 2011 and the guidance impacts disclosures only. See Note 13 of the Notes to Consolidated Financial Statements for the required disclosures with respect to our recent acquisitions.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements Not Yet Adopted

        In September 2011, the FASB issued guidance which amends the existing standards related to annual and interim goodwill impairment tests. Current guidance requires companies to test goodwill for impairment, at least annually, using a two-step process. The updated guidance provides companies with the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, companies are no longer required to calculate the fair value of a reporting unit unless they determine, based on that qualitative assessment, that it is more likely than not that the reporting unit's fair value is less than its carrying amount. The new guidance includes examples of the types of events and circumstances to consider in conducting the qualitative assessment. The amendments will be effective for us beginning with our annual goodwill impairment test in 2012. We do not expect this new guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

        In June 2011, the FASB issued a new standard related to comprehensive income. This new standard requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. This new standard does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. The

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

new standard eliminates the option to present comprehensive income on the statement of changes in shareholders' equity. This requirement will become effective for us beginning with the Form 10-Q filing for the quarter ending March 31, 2012 and will require retrospective application for all periods presented. We do not expect this new guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

        In May 2011, the FASB issued new standards to provide guidance about fair value measurement and disclosure requirements. These standards do not extend the use of fair value but rather provide guidance about how fair value should be determined where it is already required or permitted under generally accepted accounting principles. A majority of the changes include clarifications of existing guidance and new disclosure requirements related to changes in valuation technique and related inputs that result from applying the standard. We will be required to apply the new standard prospectively for interim and annual periods beginning January 1, 2012. We do not expect this new guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 2: PROPERTY AND EQUIPMENT

        The classification of property and equipment and the related estimated useful lives is as follows:

	December 31,
			Estimated Useful Life
	2011	2010
	(in thousands)
Land	$1,758	$192
Building and building and leasehold improvements	14,184	13,384	3 - 30 years
Furniture and fixtures	4,302	3,489	5 - 7 years
Computer and purchased software	79,653	64,367	2 - 7 years
Transportation equipment	7,522	7,522	3 - 5 years
Operations equipment	6,229	6,118	3 - 5 years
Construction in progress	809	3,420

	114,457	98,492
Accumulated depreciation and amortization	(67,684)	(57,234)

Property and equipment	$46,773	$41,258

        Computer and purchased software includes property acquired under capital leases. As of December 31, 2011 and 2010, assets acquired under capital leases had a historical cost basis of $16.1 million and $14.7 million, respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 3: INTERNALLY DEVELOPED SOFTWARE

        The following is a summary of internally developed software capitalized:

	Year Ended December 31,
	2011	2010
	(in thousands)
Amounts capitalized, beginning of year	$49,049	$39,249
Development costs capitalized	6,320	8,131
Foreign currency translation	(1)	(17)
Acquired software	2,498	2,880
Dispositions	(326)	(1,194)

Amounts capitalized, end of year	57,540	49,049
Accumulated amortization, end of year	(36,345)	(29,390)

Software development costs, net	$21,195	$19,659

        Included in the above are capitalized software development costs for projects in progress of $3.5 million and $6.7 million at December 31, 2011 and 2010, respectively. During the years ended December 31, 2011, 2010, and 2009, we recognized amortization expense related to capitalized software development costs of $7.3 million, $5.1 million, and $4.8 million, respectively. Internally developed software is tested annually for impairment, or more often if an event occurs or circumstances change that would more likely than not reduce the net realizable value to less than its unamortized capitalized cost.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill for 2011 and 2010 was as follows:

	eDiscovery	Bankruptcy	Settlement Administration	Total
	(in thousands)
Balance as of December 31, 2009	$79,954	$151,438	$32,847	$264,239
Acquisitions	—	30,678	—	30,678
Foreign currency translation and other	(128)	—	—	(128)

Balance as of December 31, 2010	79,826	182,116	32,847	294,789
Acquisitions	107,951	—	—	107,951
Foreign currency translation and other	(4)	—	—	(4)

Balance as of December 31, 2011	$187,773	$182,116	$32,847	$402,736

        The increase in goodwill in 2011 resulted from both the April 2011 acquisition of Encore and the December 2011 acquisition of De Novo Legal. The increase in goodwill in 2010 resulted from the October 2010 acquisition of Jupiter eSources. Each of these acquisitions is discussed further in Note 13.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 4: GOODWILL AND INTANGIBLE ASSETS (Continued)

        Identifiable intangible assets as of December 31, 2011 and 2010 consisted of the following:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets:
Customer relationships	$124,283	$50,813	$63,902	$32,007
Trade names	3,212	987	745	745
Non-compete agreements	18,947	11,711	30,838	25,587
Non-amortizing intangible assets:
Trade names	5,156	—	6,434	—

	$151,598	$63,511	$101,919	$58,339

        The increase in amortizing identifiable intangible assets in 2011 resulted from both the April 2011 acquisition of Encore and the December 2011 acquisition of De Novo Legal. The decrease in the non-amortizing trade name resulted from intangible asset impairment expense of $1.3 million related to our AACER® trade name acquired as part of the Jupiter acquisition in 2010. Each of these acquisitions is discussed further in Note 13. See Note 1 for further discussion of goodwill and identifiable intangible assets.

        Customer relationships, non-compete agreements and amortizing trade names carry a weighted-average life of seven years, five years, and five years, respectively. The AACER® trade name acquired in 2010 was determined to have an indefinite life and is not amortized and is tested annually for impairment and also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset might not be recoverable. See Note 1 for further discussion of identifiable intangible assets.

        Aggregate amortization expense related to amortizing intangible assets was $21.3 million, $9.2 million, and $7.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. The following table outlines the estimated future amortization expense related to amortizing intangible assets held at December 31, 2011:

Year Ending December 31,	(in thousands)
2012	$26,460
2013	18,607
2014	12,122
2015	9,473
2016 and thereafter	16,381

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 5: LONG-TERM OBLIGATIONS

        The following is a summary of long-term obligations outstanding:

	Year Ended December 31,
	2011	2010
	(in thousands)
Senior revolving loan	$217,000	$67,000
Capital leases	6,025	7,055
Notes payable	11,004	—
Acquisition-related liabilities	29,449	15,750

Total long-term obligations, including current portion	263,478	89,805
Current maturities of long-term obligations	(15,484)	(2,945)

Long-term obligations	$247,994	$86,860

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

        Borrowings under the senior revolving loan bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at prime rate plus 75 to 175 basis points; and (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 175 to 275 basis points. At December 31, 2011, borrowings of $217.0 million under this facility had a weighted average interest rate of 2.91%. The average amount of borrowings under this facility in 2011 was $155.2 million, at a weighted average interest rate of 2.74%. The maximum month-end amount outstanding during 2011 was $217.0 million. To determine the amount that we may borrow, the $325.0 million available under the revolving loan is reduced by the $217.0 million outstanding and $1.1 million in outstanding letters of credit.

        The financial covenants contained in the credit facility include a total debt leverage ratio and a fixed charge coverage ratio (all as defined in our credit facility agreement). As stated per the credit facility, as of December 31, 2011, the leverage ratio was not to exceed 3.00 to 1.00 and the fixed charge coverage ratio could not be less than 1.25 to 1.00. As of December 31, 2011, we were in compliance with all financial covenants.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

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

        Upon conversion of $27.2 million of the notes, we recognized a nominal gain related to the remaining unamortized embedded option value associated with the converted notes in the year ended December 31, 2010. During 2009, a nominal principal amount of the notes were converted into shares of common stock. As a result of this conversion, we recognized a nominal gain in 2009 related to the unamortized embedded option value associated with the converted notes. The above changes related to the carrying value of the convertible notes, the estimated fair value of the embedded option, the amortization of the fair value of the embedded option, and recognition of nominal gain upon conversion did not affect our cash flow.

Capital Leases

        We lease certain property and software under capital leases that expire during various years through 2014. As of December 31, 2011, our capital leases had a weighted-average interest rate of approximately 7.3%. See Note 2 for further discussion of assets acquired under capital leases.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

Notes Payable

        During the fourth quarter of 2011 we entered into a note payable related to a software license agreement, As of December 31, 2011, $3.9 million is included in "Current maturities of long-term obligations" and $7.1 million is included in "Long-term obligations" on the Consolidated Balance Sheet. The note bears interest of approximately 2.2% and is payable quarterly through September 2014.

Acquisition-related Liabilities

        In 2008 we had an acquisition for which a portion of the purchase price was deferred. These deferred payments, which are either non-interest bearing or have a below market interest rate, have been discounted using an appropriate imputed interest rate. As of December 31, 2010, the discounted value of the remaining note payments, for which the final payment was made in 2011, was approximately $0.5 million which was classified as "Current maturities of long-term obligations" in the Consolidated Balance Sheet as of December 31, 2010.

        In 2010 and 2011, in connection with the acquisitions of Jupiter eSources and De Novo Legal, we incurred liabilities related to contingent consideration for earn-out opportunities based on future revenue growth. We estimated the fair value of the contingent consideration using probability assessments of projected revenue over the earn-out period, and applied an appropriate discount rate based upon the weighted average cost of capital. This fair value is based on significant inputs not observable in the market.

        The potential undiscounted amount of all future payments that we could be required to make under the Jupiter eSources earn-out opportunity is between $0 and $20 million over a four-year period. We recognized the fair value of approximately $7.2 million of the Jupiter eSources contingent consideration in "Long-term obligations" on the Consolidated Balance Sheet at December 31 2010. During 2011, based on our probability assessments of projected revenue over the remainder of the earn-out period, we determined that it is not likely that the earn-out opportunity for Jupiter eSources will be achieved and based on this assessment, during the year ended December 31, 2011, we recognized a total decrease in the fair value of $7.2 million which was reflected in "Other operating expense" on the Consolidated Statements of Income.

        The potential undiscounted amount of all future payments that we could be required to make under the De Novo Legal earn-out opportunity is between $0 and $33.6 million over a two-year period. A portion of the De Novo Legal earn-out opportunity is contingent upon certain of the sellers remaining employees of Epiq. The portion of the contingent consideration that is not tied to employment is considered to be part of the total consideration transferred for the purchase of De Novo Legal and has been measured and recognized at a fair value of approximately $16.2 million as of December 31, 2011, in "Long-term obligations" on the Consolidated Balance Sheet at December 31, 2011. Subsequent fair value changes, measured quarterly, up to the ultimate amount paid, will be recognized in earnings. The portion of the contingent consideration that is tied to employment will be treated as compensation expense when incurred.

        In addition to the earn-out opportunity, in connection with the acquisition of Jupiter eSources, we withheld a portion of the purchase price for any claims for indemnification and purchase price adjustments. This amount will be deferred for eighteen months following the closing date of the

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

acquisition. This holdback has been discounted using an appropriate imputed interest rate and $8.3 million and $8.1 million are recorded in "Current maturities of long-term obligations" and "Long-term obligations" on the Consolidated Balance Sheets at December 31, 2011 and 2010, respectively.

        In addition to the earn-out opportunity, in connection with the acquisition of De Novo Legal, a portion of the purchase price is being held by us and deferred for 18 months following the closing date of the acquisition as security for potential indemnification claims. This amount has been discounted using an appropriate imputed interest rate. As of December 31, 2011, $4.9 million is recorded in "Long-term obligations" on the Consolidated Balance Sheet.

Scheduled Principal Payments

        Our long-term obligations, consisting of our senior revolving loan, acquisition-related liabilities, and capitalized leases, mature as follows for years ending December 31:

(in thousands)
2012	$15,484
2013	19,099
2014	11,895
2015	217,000
2016 and thereafter	—

Total	$263,478

NOTE 6: OPERATING LEASES

        We have non-cancelable operating leases for office space at various locations expiring at various times through 2019. Each of the leases requires us to pay all executory costs (property taxes, maintenance and insurance). Certain of our lease agreements provide for scheduled rent increases during the lease term. Rent expense is recognized on a straight-line basis over the lease term. Landlord provided tenant improvement allowances are recorded as a liability and amortized as a reduction to rent expense. Additionally, we have non-cancelable operating leases for office equipment and automobiles expiring through 2016.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 6: OPERATING LEASES (Continued)

        Future minimum lease payments during the years ending December 31 are as follows:

Total Future Minimum Lease Payments
(in thousands)
2012	$7,926
2013	7,192
2014	6,579
2015	3,673
2016	784
Thereafter	1,143

Total minimum lease payments	$27,297

        Expense related to operating leases for the years ended December 31, 2011, 2010, and 2009 was approximately $11.4 million, $10.2 million, and $8.7 million, respectively; net of sublease income of $-0-, $-0-, and $1.0 million, respectively.

NOTE 7: EQUITY

Share Repurchases

        During 2010 our board of directors approved programs for us to repurchase up to $70.0 million of our common stock (the "Share Repurchase Program"). Repurchases may be made pursuant to the Share Repurchase Program from time to time at prevailing market prices in the open market or in privately negotiated purchases, or both. We may utilize one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to effect all or a portion of the repurchases. During the year ended December 31, 2011, we purchased 745,414 shares of common stock for approximately $10.0 million, at a weighted average cost of approximately $13.37 per share. During the year ended December 31, 2010, we purchased 3.4 million shares of common stock for $43.2 million, at a weighted average cost of approximately $12.80 per share. As of December 31, 2011, approximately $12.1 million remained available for share repurchases under the Share Repurchase Program.

        We also have a policy that requires shares to be repurchased by us to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Dividend

        On June 23, 2010, our board of directors declared a cash dividend of $0.035 per share, payable on August 12, 2010 to shareholders of record as of the close of business on July 15, 2010. On September 21, 2010, our board of directors declared another cash dividend of $0.035 per share, payable on November 18, 2010 to shareholders of record as of the close of business on October 28, 2010. Total dividends declared and paid in 2010 totaled $2.6 million, or $0.07 per outstanding common share.

        On January 17, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, which was paid on February 17, 2011, to shareholders of record as of the close

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 7: EQUITY (Continued)

of business on January 27, 2011. On February 23, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, which was paid on May 19, 2011, to shareholders of record as of the close of business on April 28, 2011. On June 7, 2011, our board of directors declared a cash dividend of $0.035 per outstanding share of common stock, which was paid on August 18, 2011, to shareholders of record as of the close of business on July 28, 2011. On September 15, 2011, our board of directors declared a cash dividend of $0.05 per outstanding share of common stock, which was paid on November 17, 2011, to shareholders of record as of the close of business on October 27, 2011. On November 10, 2011, our board of directors declared a cash dividend of $0.05 per outstanding common share, which was paid on February 17, 2012, to shareholders of record as of the close of business on January 18, 2012. Total dividends declared in 2011 were $7.3 million and total dividends paid in 2011 totaled $5.5 million, or $0.205 per outstanding common share. Dividends payable of approximately $1.8 million is included as a component of "Other accrued liabilities" on the Consolidated Balance Sheet at December 31, 2011. No accrual related to dividends payable was necessary at December 31, 2010.

NOTE 8: EMPLOYEE BENEFIT PLANS

Stock Purchase Plan

        We have an employee stock purchase plan that allows employees to purchase shares of our common stock through payroll deduction. The purchase price for all employee participants is based on the closing bid price on the last business day of the month.

Defined Contribution Plan

        We have a defined contribution 401(k) plan that covers substantially all employees. We match 60% of the first 10% of employee contributions and also have the option of making discretionary contributions. We also sponsor defined contribution 401(k) plans covering eligible employees of two of our subsidiaries for which we do not match employee deferrals. Our plan expense was approximately $1.6 million, $1.4 million, and $1.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

NOTE 9: FINANCIAL INSTRUMENTS AND CONCENTRATIONS

Fair Values of Assets and Liabilities

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We are required to use valuation techniques that are consistent with the market approach, income approach, and/or cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources, or unobservable, meaning those that reflect our own estimate about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The fair value hierarchy for valuation inputs gives the highest priority to quoted prices

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 9: FINANCIAL INSTRUMENTS AND CONCENTRATIONS (Continued)

in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

  Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.

  Level 2—Observable inputs other than those included in Level 1, such as quoted market prices for similar assets and liabilities in active markets or quoted prices for identical assets in inactive markets.

  Level 3—Unobservable inputs for which there is little or no market data, which requires us to develop our own assumptions and best estimate of what inputs market participants would use in pricing an asset or liability.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 9: FINANCIAL INSTRUMENTS AND CONCENTRATIONS (Continued)

        As of December 31, 2011 and 2010, our assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows:

		Estimated Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2011:
Assets:
Money market funds	$34	$34	$—	$—

Liabilities:
Contingent consideration(1)	$16,226	$-	$—	$16,226

December 31, 2010:
Assets:
Money market funds	$54	$54	$—	$—

Liabilities:
Contingent consideration(1)	$7,166	$-	$—	$7,166

December 31, 2009:
Assets:
Money market funds	$44,428	$44,428	$—	$—

(1)
The contingent consideration represents the estimated fair value of the additional potential earn-out opportunities payable in connection with our acquisitions of Jupiter eSources and De Novo Legal that are contingent based upon future revenue growth. We estimated the fair value using projected revenue over the earn-out period, and applied a discount rate to the projected earn-out payments that approximated the weighted average cost of capital.

        As of December 31, 2011 and 2010, the carrying value of our trade accounts receivable, accounts payable, certain other liabilities, deferred acquisition price payments and capital leases approximated fair value. At December 31, 2011 and 2010, the amount outstanding under our credit facility was

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 9: FINANCIAL INSTRUMENTS AND CONCENTRATIONS (Continued)

$217.0 million and $67.0 million, which approximated fair value due to the borrowing rates currently available to the company for debt with similar terms.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)
	Contingent Consideration
	Jupiter eSources	De Novo Legal	Total
Beginning balance December 31, 2010	$7,166	$—	$7,166
Decrease in fair value	(7,166)	—	(7,166)
Increase in fair value	—	16,226	16,226

Ending balance December 31, 2011	$—	$16,226	$16,226

        The increase in fair value of $16.2 million during the year ended December 31, 2011, is related to the contingent consideration for the De Novo Legal acquisition which is recorded in "Long-term obligations" on the Consolidated Balance Sheet at December 31, 2011. The $7.2 million decrease attributable to the change in fair value of the contingent consideration for the Jupiter eSources acquisition is reflected in "Other operating expense" on the Consolidated Statements of Income.

Significant Customer and Concentration of Credit Risk

        During the years ended December 31, 2010, and 2009, approximately less than 1%, and 12%, respectively, of our consolidated revenue was derived from a large contract with IBM in support of the federal government's analog to digital conversion program. The contract began in the fourth quarter of 2007 and, was substantially completed in 2009. This revenue was recognized in our settlement administration segment. There were no receivables related to this contract in our accounts receivable balance at December 31, 2011 and 2010. For the year ended December 31, 2011 we had no customers which accounted for more than 10% of our consolidated revenue or consolidated accounts receivable.

NOTE 10: INCOME TAXES

        Income before income taxes consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Income before income taxes
United States	$18,406	$23,880	$27,561
Foreign	2,501	2,690	(700)

Total	$20,907	$26,570	$26,861

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 10: INCOME TAXES (Continued)

        The provision for income taxes included the following:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Provision for income taxes
Currently payable income taxes
Federal	$3,062	$6,247	$6,536
State	2,408	5,366	4,205
Foreign	927	1,115	249

Total	6,397	12,728	10,990

Deferred income taxes
Federal	2,333	1,325	1,909
State	323	(1,368)	(421)
Foreign	(226)	(44)	(212)

Total	2,430	(87)	1,276

Provision for income taxes	$8,827	$12,641	$12,266

        A reconciliation of the provision for income taxes at the statutory rate of 35% to the provision for income taxes at our effective rate is shown below:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Computed at the statutory rate	$7,318	$9,300	$9,402
Change in taxes resulting from:
State income taxes, net of federal tax effect	1,747	2,599	2,460
Non-deductible compensation	20	587	935
Permanent differences	450	178	238
Foreign tax and change in foreign valuation allowance	(175)	129	281
Research and development credits	(490)	(437)	(846)
Other	(43)	285	(204)

Provision for income taxes	$8,827	$12,641	$12,266

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 10: INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities on the accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,686	$1,305
Share-based compensation	9,655	7,919
Intangible assets	959	848
Deferred rent	1,075	1,223
Accrued liabilities	3,324	1,872
Foreign loss carryforwards	140	176
State net operating loss carryforwards	798	204
Valuation allowances	(172)	(176)

Total deferred tax assets	17,465	13,371

Deferred tax liabilities:
Prepaid expenses	(1,548)	(1,484)
Intangible assets	(31,971)	(20,414)
Property and equipment and software development costs	(16,730)	(12,518)
Deferred debt discharge income	(3,285)	—
Other	(466)	(162)

Total deferred tax liabilities	(54,000)	(34,578)

Net deferred tax liability	$(36,535)	$(21,207)

        Prior to our acquisition of Encore, as part of a debt restructuring in 2009, Encore elected to defer recognition of approximately $8.9 million of debt discharge income pursuant to Section 108(i) of the Internal Revenue Code. Accordingly, we have recorded a deferred tax liability of approximately $3.3 million. We will include the debt discharge income in taxable income over a 5 year period beginning in 2014.

        As of December 31, 2011, we had as filed federal and state operating loss carryforwards of $2.1 million and $7.1 million, respectively. These carryforwards expire in varying amounts in years 2014 through 2031. Of these carryforwards, $0.9 million was generated in a state in which Epiq no longer maintains a presence or a filing obligation resulting in a $0.1 million deferred tax asset. A $0.1 million valuation allowance was recorded relating to these losses. Management believes that it is more likely than not that we will be able to utilize the remaining carryforwards and, therefore, no additional valuation allowance is necessary.

        Included in the operating loss carryforward amounts listed above are loss carryforwards related to the Encore acquisition. As of December 31, 2011, we had acquired federal net operating loss carryforwards of $2.1 million which will begin to expire in 2026. In addition, we acquired $0.5 million of research credits which will begin to expire in 2023 and $0.1 million of minimum tax credits which can be carried forward indefinitely. Excluding the loss carryforward in which we recorded a full valuation allowance, we also acquired state net operating loss carryforwards of $5.7 million which will begin to expire in 2016. All of these items are subject to Section 382 and 383 limitations of the Internal

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 10: INCOME TAXES (Continued)

Revenue Code or similar state limitations. However, these credit and loss carryforwards are anticipated to be fully utilized within the allowable carryforward period.

        During 2011, we recorded a $0.1 million valuation allowance relating to net operating losses generated by our Hong Kong operations. The cumulative $0.1 million valuation allowance offsets a $0.1 million deferred tax asset associated with a $0.8 million net operating loss carryforward. The valuation allowance will be released when management believes it is more likely than not that based on the available positive and negative evidence the deferred tax asset will be realizable. Hong Kong net operating losses have an unlimited carryover period.

        In 2010 and 2011, we applied, and were certified, for the Kansas High Performance Incentive Program ("HPIP") tax credit in conjunction with investments made in our Kansas facilities. During these years, we accrued $0.7 million of HPIP credits that will be available to offset our 2011 and future Kansas income tax. The credit may be carried forward for a period of ten years provided we continue to meet the HPIP certification requirements.

        On December 31, 2011, the federal research credit expired. Although extending the credit beyond 2011 has been introduced into legislation, it has not been passed. If the credit is not extended, this would increase our effective tax rate in future tax periods.

        The net deferred tax liability is presented on the Consolidated Balance Sheets as follows:

	December 31,
	2011	2010
	(in thousands)
Other current assets	$5,948	$2,952
Other long-term assets	74	—
Long-term deferred income tax liability	(42,557)	(24,159)

Net deferred tax liability	$(36,535)	$(21,207)

        United States income and foreign withholding taxes have not been recognized on the excess of earnings for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such earnings become subject to United States taxation upon the remittance of dividends or a sale or liquidation of the foreign subsidiary. The amount of such excess totaled approximately $6.6 million at December 31, 2011. It is not practicable to estimate the amount of any deferred tax liability related to this amount.

        As of December 31, 2011, 2010, and 2009, the gross amount of unrecognized tax benefits, including penalty and interest, was approximately $4.9 million, $2.9 million, and $7.8 million, respectively. If recognized, approximately $4.1 million, $2.3 million, and $6.6 million, would have affected our effective tax rate in 2011, 2010, and 2009, respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 10: INCOME TAXES (Continued)

        The following table summarizes the activity related to our gross unrecognized tax benefits excluding interest and penalties (in thousands):

	2011	2010	2009
Unrecognized Tax Benefits as of January 1	$2,255	$6,574	$5,197
Gross increases for prior year tax positions	1,844	952	406
Gross decreases for prior year tax positions	(3)	(836)	(401)
Gross increase for current year tax positions	363	368	2,384
Settlements	(23)	(4,005)	—
Lapse of statute of limitations	(272)	(798)	(1,012)

Unrecognized Tax Benefits at December 31	$4,164	$2,255	$6,574

        We file income tax returns in the United States federal jurisdiction, the United Kingdom, Hong Kong, and various state jurisdictions. We have also made an evaluation of the potential impact of assessments by state jurisdictions in which we have not filed tax returns.

        As of December 31, 2011, the 2008 through 2010 federal, state and foreign tax returns are subject to examination. In addition, the 2007 statute of limitations remains open in certain state and foreign jurisdictions. In January 2012, we were notified that our 2009 federal return will be examined by the Internal Revenue Service. At this time we cannot reasonably estimate the outcome of this audit, but we believe an assessment, if any, will be immaterial. Due to the examination we cannot reasonably estimate the amount of unrecognized tax benefits that otherwise would be recognized in the next twelve months.

        We have increased our unrecognized tax benefits relating to the Encore acquisition by $1.8 million and the increase is included in "Gross increases for prior year tax positions" in the table of gross unrecognized tax benefits. Encore generated federal and certain state net operating losses originating in 2006 on its separately filed income tax returns that had not been fully utilized as of December 31, 2011. Although the statute of limitations generally lapses after three years from filing the return, these net operating losses could still be adjusted if examined by federal or state income tax auditors.

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

        In November 2010, we entered into a separate tentative settlement with New York State for investment tax credits and employer incentive credits relating to our New York operations for 2005 - 2008. As of December 31, 2011, we determined that the agreement was not considered to be effectively settled. In late January 2012, we received all of the settlement proceeds and as a result we will recognize $0.5 million of unrecognized tax benefits relating to this agreement during the first quarter of 2012, of which $0.3 million will affect our effective tax rate.

        We have classified interest and penalties as a component of income tax expense. Estimated interest and penalties classified as a component of income tax expense during 2011, 2010 and 2009 totaled

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 10: INCOME TAXES (Continued)

$0.1 million, $0.4 million, and $0.1 million, respectively. Accrued interest and penalties, included as a component of "Other long-term liabilities" on the accompanying Consolidated Balance Sheets, totaled $0.5 million and $0.2 million, respectively, as of December 31, 2011. As of December 31, 2010, the accrued interest and penalties were $0.4 million and $0.2 million, respectively.

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

        We have determined that our nonvested share awards (also referred to as restricted stock awards) are participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net income per share is calculated under the two-class method calculation. In determining the number of diluted shares outstanding, we are required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation. For the years ended December 31, 2011, 2010 and 2009, the two-class method calculation was more dilutive.

        The computation of basic and diluted net income per share for the year ended December 31, 2011 was as follows:

	Year ended December 31, 2011
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)
Net income	$12,080
Less: amounts allocated to nonvested shares	(139)

Basic net income available to common stockholders	11,941	35,186	$0.34

Effect of dilutive securities:
Stock options	—	1,320
Add-back: amounts allocated to nonvested shares	139	—
Less: amounts re-allocated to nonvested shares	(139)	—

Diluted net income available to common stockholders	$11,941	36,506	$0.33

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

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

        For the years ended December 31, 2011, 2010, and 2009 weighted-average outstanding stock options totaling approximately 2.3 million, 3.1 million, and 2.4 million shares of common stock, respectively, were antidilutive and, therefore not included in the computation of diluted net income per share.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 12: SHARE-BASED COMPENSATION

        Share-based compensation is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period. See Note 1 for additional information. The following table presents total share-based compensation expense, which is a non-cash charge, included in the Consolidated Statements of Income:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Direct cost of services	$309	$222	$427
General and administrative	7,060	6,505	8,116

Pre-tax share-based compensation expense	7,369	6,727	8,543
Income tax benefit	(3,190)	(2,112)	(2,375)

Total share-based compensation expense, net of tax	$4,179	$4,615	$6,168

        Share-based compensation expense was adjusted for stock options and awards that we estimate will be forfeited prior to vesting. We use historical information to estimate employee termination and the resulting forfeiture rate. As of December 31, 2011, there was $5.1million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which will be recognized over a weighted-average period of 3.2 years.

        The 2004 Equity Incentive Plan, as amended (the "2004 Plan") limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and nonvested share (commonly referred to as restricted stock) awards stock to 7,500,000 shares. Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable or is forfeited will generally be available for further grants. At December 31, 2011, there were approximately 659,299 shares of common stock available for future equity-related grants under the 2004 Plan.

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

        Although various forms of equity instruments may be issued, through December 31, 2011 we have only issued incentive stock options, nonqualified stock options, and nonvested share awards under the 2004 Plan.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 12: SHARE-BASED COMPENSATION (Continued)

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

	Year Ended December 31,
	2011	2010	2009
Expected life of stock option (years)	6.6	6.5	6.4
Expected volatility	30%	37%	41%
Risk-free interest rate	2.5%	2.7%	3.0%
Dividend yield	1.08%	0.63%	0%
Weighted average grant-date fair value	$4.49	$4.68	$6.84

        We have estimated the expected term of our stock options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior. The expected volatility is estimated based upon implied volatilities from traded stock options on our stock and on our stock's historical volatility, based on daily stock prices. The expected risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant. We calculate the expected dividend yield based on an average of historical stock prices and on our estimate of dividends expected to be paid.

        A summary of option activity during the year ended December 31, 2011 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	7,121	$11.92
Granted	558	14.60
Exercised	(519)	9.59
Forfeited	(180)	14.58
Expired	(85)	16.61

Outstanding, end of period	6,895	$12.19	4.35	$7,320

Options vested and expected to vest, end of period	6,779	$12.14	4.28	$7,318

Options exercisable, end of period	5,836	$11.72	3.73	$7,289

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 12: SHARE-BASED COMPENSATION (Continued)

        The aggregate intrinsic value was calculated using the difference between the December 31, 2011 market price and the grant price for only those awards that have a grant price that is less than the December 31, 2011 market price.

        The following table summarizes information about stock options outstanding as of December 31, 2011 (in thousands, except contractual life and price data):

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life (in years)
Range of Exercise Prices	Number Outstanding		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$8.13 to $10.39	2,252	3.45	$9.45	2,252	$9.45
$10.40 to $12.64	1,796	2.31	11.24	1,687	11.21
$12.65 to $15.15	1,743	6.47	13.95	1,120	13.60
$15.16 to $18.15	1,104	6.17	16.52	777	16.67

	6,895	4.35	12.19	5,836	11.72

Exercises of Stock Options

        The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010, and 2009 was $2.4 million, $2.2 million, and $2.7 million, respectively. During the years ended December 31, 2011, 2010, and 2009 we received cash for payment of the grant price of exercised stock options of approximately $2.9 million, $1.5 million, and $2.9 million, respectively, and we anticipate we will realize a tax benefit related to these exercised stock options of approximately $1.9 million, $3.8 million, and $2.7 million, respectively. The cash received for payment of the grant price is included as a component of cash flows from financing activities. The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flows from financing activities on the consolidated statement of cash flows, and the remainder of the tax benefit is included as a component of cash flows from operating activities.

        We settle stock option exercises and nonvested share awards with newly issued common shares or treasury stock.

Nonvested Share Awards

	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	200	$11.67
Granted	430	13.39
Vested	(200)	11.67
Forfeited/Canceled	—	—

Outstanding, end of period	430	$13.39

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 12: SHARE-BASED COMPENSATION (Continued)

        The fair value of performance-based stock awards is based on the closing market price of our common stock on the date of award.

        Nonvested share awards entitle the holder to shares of common stock as the award vests. During the year ended December 31, 2011, we granted 430,000 nonvested share awards at a weighted-average grant date price of $13.39 per share. These awards vest 12 months after the date of grant upon achievement of a performance condition for the calendar year ending December 31, 2011. As of December 31, 2011, the performance condition had been met.

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

NOTE 13: ACQUISITIONS

Jupiter eSources LLC

        On October 1, 2010, we completed the acquisition of Jupiter eSources, which includes the proprietary software product, AACER® (Automated Access to Court Electronic Records), that assists creditors including banks, mortgage processors, and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. The AACER® product electronically monitors developments in all United States bankruptcy courts and applies sophisticated algorithms to classify docket filings automatically in each case to facilitate the management of large bankruptcy claims operations. By implementing the AACER® solution, clients achieve greater accuracy in faster timeframes, with a significant cost savings compared to manual attorney review of each case in the portfolio.

        The purchase price of Jupiter eSources was comprised of the following:

(in thousands)
Cash paid at closing	$51,600
Fair value of holdback	8,090
Working capital adjustment	539
Fair value of contingent consideration	7,166

Total preliminary purchase price	$67,395

        In connection with this acquisition, we withheld $8.4 million of the purchase price for 18 months for any claims for indemnification and purchase price adjustments. This amount will be deferred for eighteen months following the closing date of the acquisition. This holdback has been discounted using an appropriate imputed interest rate. At December 31, 2011, $8.3 million was recorded in "Current maturities of long-term obligations" on the Consolidated Balance Sheet and at December 31, 2010, $8.1 million was recorded in "Long-term obligations" related to this holdback.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 13: ACQUISITIONS (Continued)

        As a result of an earn-out opportunity based on future revenue growth that is part of this acquisition, we also have contingent consideration. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $20 million over a four year period. The fair value of the contingent consideration was determined by a present value calculation of the potential payouts based on projected revenue. Subsequent changes in fair value, which are measured quarterly, up to the ultimate amount paid, will be recognized in earnings. We recognized fair value of $7.2 million of the contingent consideration in "Long-term obligations" on the Consolidated Balance Sheet at December 31, 2010. During 2011, based on our probability assessments of projected revenue over the remainder of the earn-out period, we determined that it is not likely that the earn-out opportunity for Jupiter eSources will be achieved and based on this assessment, during the year ended December 31, 2011, we recognized a total decrease in the fair value of $7.2 million which was reflected in "other operating expense" on the Consolidated Statements of Income.

        The transaction was funded from our credit facility. Transaction related costs, which were expensed during the period in which they were incurred, are reflected in "Other operating expense" in the Consolidated Statements of Income, and totaled $2.6 million for the year ended December 31, 2010, for this acquisition.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 13: ACQUISITIONS (Continued)

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

        In 2011 we recorded $1.3 million of intangible asset impairment expense related to the trade name. See Note 1 and Note 4 for further discussion of intangible assets. The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value we placed on the AACER® product. We have allocated goodwill of $30.7 million related to this acquisition to our bankruptcy segment, which is deductible for tax purposes. The consolidated financial statements include the operating results of Jupiter eSources from the date of acquisition.

        For the year ended December 31, 2011, our consolidated results of operations, since our acquisition of Jupiter eSources on October 1, 2010, included $3.8 million of operating revenue and a net loss from operations of $0.9 million, related to the Jupiter eSources legal entity. These amounts are not necessarily reflective of the actual impact of the Jupiter eSources acquisition due to post-acquisition integration with our legal entities.

Encore Discovery Solutions

        On April 4, 2011, we completed the acquisition of one hundred percent of Encore for approximately $104.3 million, $10.0 million of which was placed in escrow as security for potential indemnification claims. Encore provides products and services for electronic evidence processing, document review platforms, and professional services for project management, data collection and forensic consulting. With this transaction, we further strengthen our worldwide eDiscovery franchise providing corporate legal departments and law firms with a broad range of capabilities to manage electronic information for discovery, investigations, compliance and related legal matters. The transaction was funded from our credit facility.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 13: ACQUISITIONS (Continued)

        The total preliminary purchase price transferred to effect the acquisition was as follows (in thousands):

(in thousands)
Cash paid at closing	$103,385
Other consideration	844
Working capital adjustment	98

Total preliminary purchase price	$104,327

        The transaction was funded from our credit facility. Transaction related costs, which were expensed during the period in which they were incurred, are reflected in "Other operating expense" in the Consolidated Statements of Income, and totaled $3.9 million for the year ended December 31, 2011, for this acquisition.

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

(in thousands)
Tangible assets and liabilities
Current assets, including cash acquired	$20,044
Non-current assets	2,669
Current liabilities	(6,646)
Non-current liabilities	(15,115)
Intangible assets	32,578
Software	2,498
Goodwill	68,299

Net assets acquired	$104,327

        Included in the total liabilities assumed is a preliminary net deferred tax liability balance of $16.0 million, primarily comprised of the difference between the assigned values of the intangible assets acquired and the tax basis of those assets.

        Based on the preliminary results of an independent valuation, we have allocated approximately $32.6 million of the purchase price to acquired intangible assets, and $2.5 million of the purchase price

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 13: ACQUISITIONS (Continued)

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

        As a result of the continuing evaluation of the income tax implications of the Encore acquisition, we retrospectively decreased the net deferred tax liability as of April 4, 2011, by approximately $0.8 million. This reduction was attributable to new information gathered during the measurement period and our assessment of income tax filing requirements in state and local jurisdictions where Encore has significant operations. This opening balance sheet adjustment resulted in a corresponding reduction in goodwill and had no impact on the accompanying Consolidated Statements of Income.

        The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value assigned to Encore, including the expected benefits from the synergies resulting from the transaction, as well as the knowledge and experience of the workforce in place.

        For the year ended December 31, 2011, our consolidated results of operations, since our acquisition of Encore on April 4, 2011, included $42.2 million and $8.3 million of operating revenue and operating income, respectively, related to the Encore legal entity. These amounts are not necessarily reflective of the actual impact of the Encore acquisition on our results of operations due to post-acquisition integration with our legal entities.

De Novo Legal LLC

        On December 28, 2011, we completed the acquisition of one hundred percent of De Novo Legal for approximately $87.2 million and $5.0 million is being held by us as security for potential indemnification claims. De Novo Legal has document review centers in key strategic locations in the United States and is among the largest providers of managed review and staffing services. De Novo Legal also offers clients eDiscovery processing and hosted review. This transaction augments our

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 13: ACQUISITIONS (Continued)

capacity for managed review services and broadens our eDiscovery customer base. The transaction was funded from our credit facility.

        The total preliminary purchase price transferred to effect the acquisition was as follows (in thousands):

(in thousands)
Cash paid at closing	$67,866
Fair value of deferred cash consideration	4,870
Fair value of contingent consideration	16,226
Working capital adjustment	(1,720)

Total preliminary purchase price	$87,242

        In connection with this acquisition$5.0 million of the purchase price is being held by us and deferred for 18 months following the closing date of the acquisition as security for any claims for indemnification. This holdback has been discounted using an appropriate imputed interest rate. At December 31, 2011, $4.9 million was recorded in "Long-term obligations" on the Consolidated Balance Sheet related to this holdback.

        As a result of an earn-out opportunity based on future revenue growth that is part of this acquisition, we also have contingent consideration. The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $33.6 million over a two-year period. Approximately one-third of the De Novo Legal earn-out opportunity is contingent upon certain of the sellers remaining employees of Epiq. The portion of the contingent consideration that is not tied to employment is considered to be part of the total consideration transferred for the purchase of De Novo Legal and has been measured and recognized at a fair value of approximately $16.2 million as of December 31, 2011, in "Long-term obligations" on the Consolidated Balance Sheet at December 31, 2011. The fair value of the contingent consideration was determined by a present value calculation of the potential payouts based on projected revenue. Subsequent fair value changes, measured quarterly, up to the ultimate amount paid, will be recognized in earnings. The portion of the contingent consideration that is tied to employment will be treated as compensation expense when incurred.

        The transaction was funded from our credit facility. Transaction related costs, which were expensed during the period in which they were incurred, are reflected in "Other operating expense" in the Consolidated Statements of Income, and totaled $3.5 million for the year ended December 31, 2011, for this acquisition.

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

DECEMBER 31, 2011, 2010 AND 2009

NOTE 13: ACQUISITIONS (Continued)

retrospectively adjust the amounts recognized as of the acquisition date. The preliminary purchase price allocations are summarized in the following table:

(in thousands)
Tangible assets and liabilities
Current assets, including cash acquired	$11,546
Non-current assets	4,247
Current liabilities	(2,103)
Non-current liabilities	(500)
Intangible assets	34,400
Goodwill	39,652

Net assets acquired	$87,242

        Based on the preliminary results of an independent valuation, we have allocated approximately $34.4 million of the purchase price to acquired intangible assets. The following table summarizes the major classes of acquired intangible assets, as well as the respective weighted-average amortization periods:

	Amount (in thousands)	Weighted Average Amortization Period (Years)
Identifiable Intangible Assets
Trade name	$850	5.0
Non-compete agreement	2,900	5.0
Customer relationships	30,650	8.0

Total identifiable intangible assets	$34,400

        The amounts shown above may change in the near term as management continues to assess the fair value of acquired assets and liabilities. We are also continuing to gather information necessary to evaluate the income tax implications on the opening balance sheet. The income tax related accounts and goodwill may be affected once this evaluation is complete.

        The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value assigned to De Novo Legal, including the expected benefits from the synergies resulting from the transaction, as well as the knowledge and experience of the workforce in place. The goodwill and intangible assets related to this acquisition are deductible for tax purposes.

        The acquisition of De Novo Legal on December 28, 2011, did not have a material impact on our results of operations for the year ended December 31, 2011.

Pro forma financial information

        The following unaudited condensed pro forma financial information presents the results of operations as if the De Novo Legal, Encore and Jupiter eSources acquisitions had taken place on

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 13: ACQUISITIONS (Continued)

January 1, 2010 (in thousands). These amounts were prepared in accordance with the acquisition method of accounting under existing standards and are not necessarily indicative of the results of operations that would have occurred if our acquisitions of De Novo Legal, Encore and Jupiter eSources had been completed on January 1, 2010, nor are they indicative of our future operating results. The historical unaudited financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the acquisitions, (2) factually supportable, and (3) expected to have a continuing impact on our combined results of operations. These unaudited pro forma amounts include adjustments to reflect the additional amortization expense that would have been charged assuming the fair value adjustments to intangible assets had been applied from January 1, 2010, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the acquisitions and adjustments to reclassify acquisition expenses related to Encore and De Novo Legal to 2010 whereas they were actually incurred in 2011.

	Year Ended December 31,
	2011	2010
Revenue	$356,954	$340,425
Net income	22,759	16,346

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

        The segment performance measure is based on earnings before interest, taxes, depreciation and amortization, intangible asset impairment expense, other operating expense, and share-based compensation expense. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reporting segment results do not include such unallocated costs.

        Assets reported within a segment are those assets that can be identified to a segment and primarily consist of trade receivables, property, equipment and leasehold improvements, software, identifiable intangible assets and goodwill. Cash, tax-related assets, and certain prepaid assets and other assets are not allocated to our segments. Although we can and do identify long-lived assets such as property, equipment and leasehold improvements, software, and identifiable intangible assets to reporting segments, we do not allocate the related depreciation and amortization or intangible asset impairment expense to the segment as management evaluates segment performance exclusive of these non-cash charges.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 14: SEGMENT REPORTING (Continued)

        Following is a summary of segment information for the year ended December 31, 2011. The intersegment revenues during 2011 related primarily to call center and printing services performed by the settlement administration segment for the bankruptcy segment.

	Year Ended December 31, 2011
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$132,918	$91,971	$36,376	$—	$261,265
Intersegment revenue	75	—	2,386	(2,461)	—

Operating revenue before reimbursed direct costs	132,993	91,971	38,762	(2,461)	261,265
Operating revenue from reimbursed direct costs	601	5,882	15,578	—	22,061

Total revenue	133,594	97,853	54,340	(2,461)	283,326
Direct costs, general and administrative costs	77,606	50,421	48,395	(2,461)	173,961

Segment performance measure	$55,988	$47,432	$5,945	$—	$109,365

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

DECEMBER 31, 2011, 2010 AND 2009

NOTE 14: SEGMENT REPORTING (Continued)

        Following is a summary of segment information for the year ended December 31, 2009. The intersegment revenues during 2009 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Year Ended December 31, 2009
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$55,806	$91,002	$61,721	$—	$208,529
Intersegment revenue	1	1	1,889	(1,891)	—

Operating revenue before reimbursed direct costs	55,807	91,003	63,610	(1,891)	208,529
Operating revenue from reimbursed direct costs	382	10,635	19,525	—	30,542

Total revenue	56,189	101,638	83,135	(1,891)	239,071
Direct costs, general and administrative costs	37,674	54,191	65,248	(1,891)	155,222

Segment performance measure	$18,515	$47,447	$17,887	$—	$83,849

        Following is a reconciliation of our segment performance measure to income before income taxes:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Segment performance measure	$109,365	$96,083	$83,849
Corporate and unallocated expenses	(29,176)	(28,525)	(20,277)
Share-based compensation expense	(7,369)	(6,727)	(8,543)
Depreciation and software and leasehold amortization	(23,081)	(20,391)	(18,775)
Amortization of identifiable intangible assets	(21,323)	(9,190)	(7,409)
Intangible asset impairment expense	(1,278)	—	—
Fair value adjustment to contingent consideration	7,166	—	—
Acquisition related expense	(7,681)	(2,125)	—
Other operating expense	—	(656)	(634)
Interest expense, net	(5,716)	(1,899)	(1,350)

Income before income taxes	$20,907	$26,570	$26,861

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 14: SEGMENT REPORTING (Continued)

        Following are total assets by segment:

	December 31, 2011	December 31, 2010
	(in thousands)
Assets
eDiscovery	$343,868	$145,246
Bankruptcy	246,203	260,458
Settlement Administration	52,911	53,830
Corporate and unallocated	35,682	18,684

Total consolidated assets	$678,664	$478,218

        Following are capital expenditures (including software development costs and non-cash expenditures) by segment:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Capital Expenditures
eDiscovery	$18,731	$7,418	$8,688
Bankruptcy	3,707	8,047	7,009
Settlement Administration	680	1,023	5,759
Corporate and unallocated	7,117	6,600	1,753

Total consolidated capital expenditures	$30,235	$23,088	$23,209

        Following is revenue, determined by the location providing the services, by geographical area:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Revenue
United States	$261,864	$229,072	$228,961
Other countries	21,462	18,094	10,110

Total	$283,326	$247,166	$239,071

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 14: SEGMENT REPORTING (Continued)

        Following are long-lived assets, excluding intangible assets, by geographical area:

	December 31, 2011	December 31, 2010
	(in thousands)
Long-lived assets
United States	$65,740	$57,331
Other countries	2,228	3,586

Total	$67,968	$60,917

NOTE 15: DERIVATIVE FINANCIAL INSTRUMENTS

Contingently Convertible Subordinated Notes

        The holders of our convertible notes had the right to extend the maturity of these notes for a period not to exceed three years. The right to extend the maturity of the notes represented an embedded option. The embedded option, which is a derivative financial instrument, was adjusted to estimated fair value at the end of each period, with a final adjustment to an estimated fair value of approximately $4.8 million immediately prior to the April 2007 exercise of the embedded option to extend. This final fair value estimate was amortized as a credit to interest expense over the period to the extended maturity, which was June 15, 2010. For any convertible notes that were converted into shares of our common stock prior to the scheduled extended maturity, the unamortized embedded option value related to those shares was recognized as a gain in the period the conversion occurred. At December 31, 2010 this obligation was zero and the embedded option was fully amortized. Changes in the fair value of the embedded option through the final fair value measurement date in April 2007 and the subsequent amortization of the embedded option fair value, through maturity, were recorded each period as a component of interest expense on the accompanying Consolidated Statements of Income.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental cash flow information is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash paid for:
Interest	$5,068	$2,594	$2,717
Income taxes paid, net	4,712	19,898	7,958
Non-cash investing and financing transactions:
Obligation incurred in purchase transaction	29,447	15,256	—
Notes payable and capitalized lease obligations incurred	11,200	3,827	5,072
Conversion of convertible notes to common stock	—	27,168	32
Dividends payable	1,786	—	—
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	917	2,309	490

NOTE 17: LEGAL PROCEEDINGS

Employee Arbitration

        Epiq Systems, Inc. and one of its subsidiaries are currently in arbitration before the American Arbitration Association in New York, New York, regarding claims alleging wrongful employment termination. Arbitration proceedings were initiated in 2009 and have been completed as of January 18, 2012, and the parties are currently engaged in post-trial briefing to the arbitration panel. We believe that the employment claims are meritless and we currently intend to continue to defend vigorously against them. No amounts associated with this matter have been accrued in the accompanying Consolidated Financial Statements.

Purported Software License Complaint

        On or about June 24, 2011, Epiq eDiscovery Solutions, Inc., an indirect, wholly owned subsidiary of Epiq Systems, Inc. ("EDS"), filed a lawsuit against Sybase, Inc. ("Sybase") and Does 1 to 50, et al. in the Superior Court of the State of California, Alameda County (the "Superior Court"), alleging breach of contract and requesting a declaratory judgment against Sybase. EDS's complaint against Sybase relates to a dispute that has arisen under a software license agreement between EDS and Sybase (the "Agreement") and encompasses a request by EDS for the Superior Court to issue an order: (a) declaring that EDS currently owes Sybase nothing under the Agreement, and (b) requiring Sybase to provide EDS with certain license keys to software licenses that EDS purchased from Sybase under the Agreement. On or about July 29, 2011, Sybase filed an answer to the complaint and a cross-complaint, which Sybase subsequently amended, against EDS and Does 51-60 relating to that same dispute and Agreement, alleging that, among other things, EDS owes Sybase additional amounts under the Agreement totaling at least $7.0 million, plus interest and costs of the lawsuit.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011, 2010 AND 2009

NOTE 17: LEGAL PROCEEDINGS (Continued)

        We believe that Sybase's amended cross-complaint has no merit and we and EDS currently intend to defend against Sybase's amended cross-complaint vigorously. No amounts associated with this matter have been accrued in the accompanying Consolidated Financial Statements. EDS filed the lawsuit in order to protect and defend its rights and to demonstrate that, at all relevant times, EDS acted in good faith and in accordance with the terms of the Agreement.

Purported Derivative Shareholder Complaint

        On July 29, 2008, the Alaska Electrical Pension Fund filed a putative shareholder derivative action on behalf of Epiq Systems, Inc. in the United States District Court for the District of Kansas (the "Court") (Civil Action No. 08-CV-2344 CM/JPO), alleging, among other things, improper conduct by each of our current directors and certain current and former executive officers and directors regarding stock option grants. The company has stated consistently that the claims made in the action are meritless.

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

NOTE 18: SUBSEQUENT EVENT

        On March 1, 2012, our board of directors declared a cash dividend of $0.05 per outstanding share of common stock, which is payable on May 18, 2012, to shareholders of record as of the close of business on April 16, 2012.

EPIQ SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Allowance for doubtful receivables
For the year ended December 31, 2011	$3,778	$2,303	$—	$(1,567)	$4,514
For the year ended December 31, 2010	$2,928	$2,146	$—	$(1,296)	$3,778
For the year ended December 31, 2009	$2,600	$1,732	$8	$(1,412)	$2,928

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Deferred tax valuation allowance
For the year ended December 31, 2011	$176	$—	$32	$(36)	$172
For the year ended December 31, 2010	$113	$63	$—	$—	$176
For the year ended December 31, 2009	$63	$113	$—	$(63)	$113

EXHIBIT INDEX

        The following exhibits are filed with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description
2.1	Stock Purchase Agreement dated April 4, 2011, by and among the Company, Epiq Systems Holding Company, ELS Holdings LLC and Encore Intermediate Holdco, Inc. Incorporated by reference and previously filed as Exhibit 2.1 to the registrant's (File No. 000-22081) (the "Registrant") current report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2011.

2.2	Membership Interest Purchase Agreement, dated December 28, 2011, by and among Epiq Systems Holding Company, Epiq Systems, Inc. (for the limited purposes as set forth therein), De Novo Legal LLC, and the Sellers, Seller Guarantors, and the Seller Representative, each as defined therein. Incorporated by reference and previously filed as Exhibit 2.1 to the Registrant's current report on Form 8-K, filed with the Securities and Exchange Commission on December 29, 2011.

3.1	Articles of Incorporation, as amended through February 28, 2008. Incorporated by reference and previously filed as Exhibit 3.1 to the Registrant's annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 4, 2008.

3.2	Bylaws, as amended and restated through June 2, 2010. Incorporated by reference and previously filed as Exhibit 3.2 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2010.

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Securities Purchase Agreement dated as of June 10, 2004, among Epiq Systems, Inc. and the Buyers listed on Exhibit A thereto. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2004.

4.3	Amendment No. 1 to Securities Purchase Agreement among Epiq Systems, Inc. and the Holders, dated as of December 15, 2005. Incorporated by reference and previously filed as an exhibit to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005.

10.1	1995 Stock Option Plan, as amended. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2010.

10.2	2004 Equity Incentive Plan, as amended and restated on June 2, 2010. Incorporated by reference and previously filed as Exhibit 10.2 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2010.

10.3	Fourth Amended and Restated Credit and Security Agreement dated as of April 25, 2011, among the Company and the domestic subsidiaries named therein as borrowers, a syndicate of banks as lenders, KeyBank as lead arranger, sole book runner and administrative agent, Silicon Valley Bank and Regions Bank as co-syndication agents. BBVA Compass Bank and PNC Bank, National Association as co-documentation agents, and RBS Citizens, National Association as senior managing agent. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2011.

Exhibit Number		Description
10.4		Form of Nonqualified Stock Option Agreement under 2004 Equity Incentive Plan. Incorporated by reference and previously filed as Exhibit 10.15 to the Registrant's annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 8, 2006.

10.5		Employment arrangement between Epiq Systems, Inc. and Lorenzo Mendizabal dated as of May 20, 2005, as amended October 19, 2005. Incorporated by reference and previously filed as Exhibit10.10 to the Registrant's annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 9, 2007.

10.6		Letter Agreement dated February 7, 2006, between Epiq Systems, Inc. and Bank of America, N.A. (portions of this exhibit have been omitted pursuant to grant of confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934). Incorporated by reference and previously filed as Exhibit 10.9 to the Registrant's annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 9, 2007.

10.7		The Qualified Executive Performance Plan, dated as of March 29, 2007. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2007.

10.8		The Strategic Executive Incentive Plan, dated as of March 29, 2007. Incorporated by reference and previously filed as Exhibit 10.2 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2007.

10.9		Form of Subscription Agreement dated as of November 15, 2007, between Epiq Systems, Inc. and the purchasers named therein. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007.

10.10		Form of Restricted Stock Award Agreement. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2009.

12.1		Computation of ratio of earnings to fixed charges.*

21.1		List of Subsidiaries.*

23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*

31.1		Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2		Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.*

101.INS	†	XBRL Instance Document.

101.SCH	†	XBRL Taxonomy Extension Schema Document.

101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number		Description
101.DEF	†	XBRL Taxonomy Definition Linkbase Document.

101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Filed herewith.

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