Form 10-Q
period 2012-03-31
EPIQ SYSTEMS INC
filed 2012-04-27
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 13, 2012
Common Stock, $0.01 par value per share	36,033,056 shares

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
REVENUE:
Case management services	$73,721	$41,883
Case management bundled products and services	3,263	4,415
Document management services	5,843	7,915
Operating revenue before reimbursed direct costs	82,827	54,213
Operating revenue from reimbursed direct costs	5,645	5,409
Total Revenue	88,472	59,622

OPERATING EXPENSE:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	31,321	18,566
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	755	831
Reimbursed direct costs	5,568	5,337
General and administrative expense	32,032	19,290
Depreciation and software and leasehold amortization	6,728	5,207
Amortization of identifiable intangible assets	6,769	3,766
Other operating (income) expense	(171)	483
Total Operating Expense	83,002	53,480

INCOME FROM OPERATIONS	5,470	6,142

INTEREST EXPENSE (INCOME):
Interest expense	2,726	810
Interest income	(6)	(5)
Net Interest Expense	2,720	805

INCOME BEFORE INCOME TAXES	2,750	5,337

PROVISION FOR INCOME TAXES	711	2,255

NET INCOME	$2,039	$3,082

NET INCOME PER SHARE INFORMATION:
Basic	$0.06	$0.09
Diluted	$0.06	$0.08
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,478	35,092
Diluted	36,447	36,487

Cash dividends declared per common share	$0.05	$0.07

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$2,039	$3,082
Other comprehensive income:
Foreign currency translation adjustment	437	426
Comprehensive income	$2,476	$3,508

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	March 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,674	$2,838
Trade accounts receivable, less allowance for doubtful accounts of $4,647 and $4,514, respectively	94,056	89,619
Prepaid expenses	8,291	7,768
Other current assets	8,314	9,999
Total Current Assets	117,335	110,224

LONG-TERM ASSETS:
Property and equipment, net	43,607	46,773
Internally developed software costs, net	20,699	21,195
Goodwill	404,162	402,736
Other intangibles, net of accumulated amortization of $70,280 and $63,511, respectively	81,547	88,087
Other	8,497	9,649
Total Long-term Assets, net	558,512	568,440
Total Assets	$675,847	$678,664

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$24,301	$15,484
Accounts payable	12,889	12,048
Accrued compensation	5,789	10,293
Deposits	3,768	1,972
Deferred revenue	3,843	3,214
Other accrued liabilities	8,938	6,979
Total Current Liabilities	59,528	49,990

LONG-TERM LIABILITIES:
Deferred income taxes	40,570	42,557
Other long-term liabilities	6,595	5,204
Long-term obligations (excluding current maturities)	235,787	247,994
Total Long-term Liabilities	282,952	295,755

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; Issued and outstanding 2012 — 39,923,852 and 36,033,056 shares Issued and outstanding 2011 — 39,493,852 and 35,754,074 shares	399	395
Additional paid-in capital	288,460	286,869
Accumulated other comprehensive loss	(1,550)	(1,987)
Retained earnings	96,085	95,849
Treasury stock, at cost — 3,890,796 and 3,739,778 shares	(50,027)	(48,207)
Total Equity	333,367	332,919
Total Liabilities and Equity	$675,847	$678,664

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(in thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCI (1)	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2011	39,494	(3,740)	$395	$286,869	$(1,987)	$95,849	$(48,207)	$332,919
Net income	—	—	—	—	—	2,039	—	2,039
Foreign currency translation adjustment	—	—	—	—	437	—	—	437
Tax benefit from share-based compensation	—	—	—	(251)	—	—	—	(251)
Common stock issued under share-based compensation plans	430	4	4	(12)	—	—	48	40
Common stock repurchased under share-based compensation plans	—	(155)	—	—	—	—	(1,868)	(1,868)
Dividends declared ($0.05 per share) (Note 9)	—	—	—	—	—	(1,803)	—	(1,803)
Share-based compensation	—	—	—	1,854	—		—	1,854
Balance at March 31, 2012	39,924	(3,891)	$399	$288,460	$(1,550)	$96,085	$(50,027)	$333,367

(1)         AOCI — Accumulated Other Comprehensive Income (Loss)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCI (1)	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2010	39,063	(3,295)	$391	$281,119	$(1,971)	$91,069	$(42,085)	$328,523
Net income	—	—	—	—	—	3,082	—	3,082
Foreign currency translation adjustment	—	—	—	—	426	—	—	426
Tax benefit from share-based compensation	—	—	—	78	—	—	—	78
Common stock issued under share-based compensation plans	431	15	4	(70)	—	—	204	138
Common stock repurchased under share-based compensation plans	—	(66)	—	—	—	—	(900)	(900)
Share repurchases (Note 9)	—	(745)	—	—	—		(9,958)	(9,958)
Dividends declared ($0.07 per share) (Note 9)	—	—	—	—	—	(2,471)	—	(2,471)
Share-based compensation	—	—	—	1,837	—		—	1,837
Balance at March 31, 2011	39,494	(4,091)	$395	$282,964	$(1,545)	$91,680	$(52,739)	$320,755

(1)         AOCI — Accumulated Other Comprehensive Income (Loss)

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,039	$3,082
Adjustments to reconcile net income to net cash provided by operating activities:
Expense for deferred income taxes	858	2,028
Depreciation and software amortization	6,728	5,207
Amortization of intangible assets	6,769	3,766
Share-based compensation expense	1,854	1,837
Provision for bad debts	497	257
Accretion of discount	721	54
Other, net	145	78
Changes in operating assets and liabilities:
Trade accounts receivable	(5,147)	1,903
Prepaid expenses and other assets	1,205	650
Accounts payable and other liabilities	(983)	(7,566)
Excess tax benefit related to share-based compensation	—	(178)
Other	410	(365)
Net cash provided by operating activities	15,096	10,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,639)	(4,102)
Internally developed software costs	(1,644)	(1,703)
Other investing activities, net	51	41
Net cash used in investing activities	(4,232)	(5,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	16,000	17,000
Payments on revolver	(18,000)	(11,000)
Payments under long-term obligations	(1,517)	(302)
Excess tax benefit related to share-based compensation	—	178
Common stock repurchases (Note 9)	(1,868)	(10,858)
Cash dividends paid (Note 9)	(1,787)	(1,239)
Proceeds from issuance of common stock under share-based compensation plans	40	138
Net cash used in financing activities	(7,132)	(6,083)

Effect of exchange rate changes on cash	104	5

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,836	(1,089)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,838	5,439
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,674	$4,350

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

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary to present fairly our results of operations, financial position, and cash flows for the periods presented. The adjustments consist primarily of normal recurring adjustments. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Epiq Systems, Inc. (“Epiq,” “we,” “us,” or “our”) Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2012.

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

Nature of Operations

We are a leading global provider of technology-enabled solutions for electronic discovery, bankruptcy and class action administration.  We offer full-service capabilities, which include litigation, investigations, financial transactions, regulatory, compliance and other legal matters for eDiscovery.  Our innovative technology and services, combined with deep subject-matter expertise, provide reliable solutions for the professionals we serve.

Revenue Recognition

We have agreements with clients pursuant to which we deliver various services each month.

Following is a description of significant sources of revenue:

•                  Fees contingent upon the month-to-month delivery of case management services defined by client contracts, such as claims processing, claims reconciliation, professional services, call center support, disbursement services, project management, collections and forensic services, document review services, and conversion of data into an organized, searchable electronic database. The amount we earn varies based primarily on the size and complexity of the engagement, the number of hours services are provided and the number of documents or amount of data reviewed.

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

•                  Monitoring and noticing fees earned based on monthly or on-demand requests for information provided through our AACER® (Automated Access to Court Electronic Records) (“AACER®”) software product.

Non-Software Arrangements

Services related to eDiscovery and settlement administration are billed based on volume. For these contractual arrangements, we have identified each deliverable service element.  Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables.  We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or on third-party evidence of fair value of such similar services.  For elements where evidence cannot be established we have used the best estimate of sales price.  Lastly, our arrangements do not include general rights of return.  Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value or best estimated selling price of each unit of accounting, which is generally consistent with the stated prices in our arrangements. In instances when revenue has been required to be deferred, we utilize the relative selling price method to calculate the revenue recognized.  As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period.  Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

Software Arrangements

For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support services, all at no charge to the trustee.  The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement.  We earn contingent monthly fees from the financial institutions based on the dollar level of average monthly deposits held by the trustees with that financial institution related to the software license, hardware lease, hardware maintenance, and postcontract customer support services. Since we have not established vendor specific objective evidence of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered elements, which are postcontract customer support services.  This revenue, when recognized, is included as a component of “Case management services” revenue in the Condensed Consolidated Statements of Income.  Revenue related to postcontract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue as the fee becomes fixed or determinable at the time actual usage occurs and collectability is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other applicable revenue recognition criteria since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers as well as hardware maintenance.  We retain ownership of all hardware provided and we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease.  Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals; which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurs at the end of each period as we achieve our target when deposits are held at the financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.

This revenue, which was less than ten percent of our total revenue for the three months ended March 31, 2012 and 2011, is included in the Condensed Consolidated Statements of Income as a component of “Case management services” revenue.

Reimbursements

We have revenue related to the reimbursement of certain costs, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Condensed Consolidated Statements of Income as “Operating revenue from reimbursed direct costs” and as “Reimbursed direct costs”, respectively.

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We have identified our operating segments (eDiscovery, bankruptcy and settlement administration) as our reporting units for purposes of testing for goodwill impairment. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since our last annual test to indicate that it is more likely than not that the recorded goodwill balance had become impaired.

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

If we determine that the estimated fair value of any reporting unit is less than the reporting unit’s carrying value, then we proceed to the second step of the goodwill impairment analysis to measure the potential impairment charge. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. If goodwill on our Condensed Consolidated Balance Sheet or Consolidated Balance Sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition.

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

Our recognized goodwill totaled $404.2 million as of March 31, 2012.  As of July 31, 2011, which is the date of our most recent impairment test, the fair value of each of our reporting units was substantially in excess of the carrying value of such reporting unit.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued a new standard related to comprehensive income.  This new standard requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement.  In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income.  This new standard does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  The new standard eliminates the option to present comprehensive income on the statement of changes in shareholders’ equity.  This requirement was effective for us beginning with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and required retrospective application for all periods presented.  The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued new standards to provide guidance about fair value measurement and disclosure requirements.  These standards do not extend the use of fair value but rather provide guidance about how fair value should be determined where it is already required or permitted under generally accepted accounting principles.  A majority of the changes include clarifications of existing guidance and new disclosure requirements related to changes in valuation technique and related inputs that result from applying the standard.  We adopted this guidance and applied the new standard prospectively for interim and annual periods beginning January 1, 2012.  The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

NOTE 2:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first three months of 2012 was as follows:

	eDiscovery	Bankruptcy	Settlement Administration	Total
	(in thousands)
Balance as of December 31, 2011	$187,773	$182,116	$32,847	$402,736
Purchase price adjustments	1,276	—	—	1,276
Foreign currency translation	150	—	—	150
Balance as of March 31, 2012	$189,199	$182,116	$32,847	$404,162

During the first quarter of 2012, we increased goodwill recorded in connection with our acquisition of De Novo Legal LLC (“De Novo”) by $1.3 million.  This adjustment is based on new information obtained since December 31, 2011, related to the results of an independent valuation of the fair value of De Novo’s property, plant and equipment.  See Note 11 of our Notes to Condensed Consolidated Financial Statements for further detail.

Identifiable intangible assets as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets:
Customer relationships	$124,512	$56,704	$124,283	$50,813
Trade names	3,212	1,110	3,212	987
Non-compete agreements	18,947	12,466	18,947	11,711
Non-amortizing intangible assets:
Trade names	5,156	—	5,156	—
Total	$151,827	$70,280	$151,598	$63,511

During the first quarter of 2012, we increased our customer relationships intangible asset recorded in connection with our acquisition of De Novo by $0.2 million.  This adjustment is based on new information obtained since December 31, 2011, related to the results of an independent valuation of the fair value of De Novo’s property, plant and equipment which also impacted the valuation model used for customer relationships.  See Note 11 of our Notes to Condensed Consolidated Financial Statements for further detail.  Customer relationships, non-compete agreements and amortizing trade names carry a weighted average life of seven years, five years and five years, respectively. The AACER® trade name acquired in 2010 was determined to have an indefinite life and is therefore not being amortized.  It is tested annually for impairment and also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable.  The annual testing date for this non-amortizing trade name is October 31 of each year.  Amortization expense related to identifiable intangible assets was $6.8 million and $3.8 million for the three months ended March 31, 2012 and 2011, respectively.  The following table outlines the estimated future amortization expense related to intangible assets at March 31, 2012:

(in thousands)
Year Ending December 31,
2012 (excluding the three months ended March 31, 2012)	$19,748
2013	18,650
2014	12,154
2015	9,497
2016	6,630
2017 and thereafter	9,824

NOTE 3:   LONG-TERM OBLIGATIONS

The following is a summary of long-term obligations outstanding (in thousands):

	March 31, 2012	December 31, 2011
	(in thousands)
Senior revolving loan	$215,000	$217,000
Capital leases	5,562	6,025
Notes payable	10,032	11,004
Acquisition-related liabilities	29,494	29,449
Total long-term obligations, including current portion	260,088	263,478
Current maturities of long-term obligations
Capital leases	(3,118)	(3,213)
Notes payable	(3,947)	(3,924)
Acquisition-related liabilities	(17,236)	(8,347)
Total current maturities of long-term obligations	(24,301)	(15,484)
Total Long-term obligations	$235,787	$247,994

Credit Facilities

On April 25, 2011, we entered into an amended senior credit facility, with KeyBank National Association as administrative agent, and a syndicate of banks as lenders.  The amended credit facility provides for a senior revolving loan with an aggregate amount of funds available of $325.0 million with a maturity date of December 2015. We have the right, subject to compliance with the covenants as set forth in the credit facility agreement, to increase the borrowings to a maximum of $375.0 million.  The credit facility is secured by liens on our land and buildings and substantially all of our personal property.

Borrowings under the senior revolving loan bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 75 to 175 basis points; (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 175 to 275 basis points. At March 31, 2012, borrowings of $215.0 million under this facility had a weighted average interest rate of 2.82%. The average amount of borrowings under this facility in the first quarter of 2012 was $220.0 million, at a weighted average interest rate of 2.86%.  The maximum month-end amount outstanding during the first quarter of 2012 was $222.0 million. At March 31, 2012, the amount available for borrowings under the credit facility is reduced by the $215.0 million outstanding and $1.0 million in outstanding letters of credit.

The financial covenants contained in the credit facility include a total debt leverage ratio and a fixed charge coverage ratio (all as defined in our credit facility agreement).  The leverage ratio is not permitted to exceed 3.00 to 1.00 and the fixed charge coverage ratio is not permitted to be less than 1.25 to 1.00.  As of March 31, 2012 we were in compliance with all financial covenants.

Other restrictive covenants contained in our credit facility include limitations on incurring additional indebtedness and completing acquisitions.  We generally cannot incur indebtedness outside the credit facility, with the exception of capital leases, up to $15.0 million, and subordinated debt, up to $100 million.  In addition, for acquisitions we must be able to demonstrate that, on a pro forma basis, we would be in compliance with our covenants during the four quarters prior to the acquisition, and bank permission must be obtained for acquisitions in which cash consideration exceeds $125.0 million or total consideration exceeds $175.0 million.  The total consideration for all acquisitions consummated during the term of our credit facility may not exceed $300.0 million in the aggregate without lender permission.

Capital Leases

We lease certain property and software under capital leases that expire during various years through 2014.  As of March 31, 2012, our capital leases had a weighted-average interest rate of approximately 7.1%.

Notes Payable

During the fourth quarter of 2011 we entered into a note payable related to a software license agreement that bears interest of approximately 2.2% and is payable quarterly through September 2014.

Acquisition-related Liabilities

In connection with the acquisitions of Jupiter eSources LLC (“Jupiter eSources”) on October 1, 2010, and De Novo on December 28, 2011, we incurred liabilities related to contingent consideration for earn-out opportunities based on future revenue growth. We estimated the fair value of the contingent consideration using probability assessments of projected revenue over the earn-out period, and applied an appropriate discount rate based upon the weighted average cost of capital.  This fair value is based on significant inputs not observable in the market.

Amounts recorded in connection with acquisition-related liabilities as of March 31, 2012 and December 31, 2012 are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
De Novo contingent consideration:
Current portion	$8,836	$—
Long-term portion	7,801	16,226
Total De Novo contingent consideration	16,637	16,226
De Novo deferred acquisition price
Long-term portion	4,457	4,870
Jupiter deferred acquisition price
Current portion	8,400	8,347

Jupiter eSources

The undiscounted amount of all potential future payments that we could be required to make under the Jupiter eSources earn-out opportunity was between $0 and $20 million over a four-year period following the date of acquisition.  During 2011, based on our probability assessments over the remainder of the earn-out period, we determined that it is not likely that any earn-out for Jupiter eSources will be achieved and based on this assessment, there is no liability recorded related to this earn-out opportunity as of March 31, 2012 and December 31, 2011.

In connection with the acquisition of Jupiter eSources, we withheld a portion of the purchase price for any claims for indemnification and purchase price adjustments.  This amount will be deferred until May 2012.  This holdback has been discounted using an appropriate imputed interest rate.

De Novo

The undiscounted amount of all potential future payments that we could be required to make under the De Novo earn-out opportunity is between $0 and $33.6 million over a two-year period following the date of acquisition.  A portion of the De Novo earn-out opportunity is contingent upon certain of the sellers remaining employees of Epiq.  The portion of the contingent consideration that is not tied to employment is considered to be part of the total consideration transferred for the purchase of De Novo and has been measured and recognized at fair value.  The $0.4 million change in fair value has been recognized as accretion expense and is included in “Interest expense” in the Condensed Consolidated Statement of Income for the three months ended March 31, 2012.  Subsequent fair value changes, measured quarterly, up to the ultimate amount paid, will be recognized in earnings. The portion of the contingent consideration that is tied to employment is recorded as compensation expense when incurred.  See Note 11 of our Notes to Condensed Consolidated Financial Statements for further detail.

In connection with the acquisition of De Novo, a portion of the purchase price is being held by us and deferred until July 2013 as security for potential indemnification claims.  This amount has been discounted using an appropriate imputed interest rate.

NOTE 4:   NET INCOME PER SHARE

Basic net income per share is computed on the basis of weighted average outstanding common shares.  Diluted net income per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, if dilutive. The numerator of the diluted net income per share calculation is increased by the allocation of net income and dividends declared to nonvested shares, if the net impact is dilutive.

We have determined that certain nonvested share awards (also referred to as restricted stock awards) issued by the company are participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net income per share is calculated under the two-class method calculation. In determining the number of diluted shares outstanding, we are required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation. For the three-month period ended March 31, 2012, the two-class method calculation was more dilutive and for the three-month period ended March 31, 2011, the treasury stock method calculation was more dilutive.

The computation of basic and diluted net income per share for the three months ended March 31, 2012 is as follows:

	Three months ended March 31, 2012
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)

Net income	$2,039
Less: amounts allocated to nonvested shares	(6)

Basic net income available to common stockholders	2,033	35,478	$0.06

Effect of dilutive securities:
Stock options	—	969
Add back: amounts allocated to nonvested shares	6	—
Less: amounts re-allocated to nonvested shares	(6)	—
Diluted net income available to common stockholders	$2,033	36,447	$0.06

The computation of basic and diluted net income per share for the three months ended March 31, 2011 is as follows:

	Three months ended March 31, 2011
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)

Net income	$3,082
Less: net income allocated to nonvested shares	(2)

Basic net income available to common stockholders	3,080	35,092	$0.09

Effect of dilutive securities:
Stock options	—	1,288
Nonvested shares	2	107
Diluted net income available to common stockholders	$3,082	36,487	$0.08

For the three months ended March 31, 2012 and 2011, weighted-average outstanding stock options totaling approximately 3.2 million and 2.0 million, respectively, were antidilutive, and therefore not included in the computation of diluted net income per share.

NOTE 5:   SHARE-BASED COMPENSATION

Share-based compensation is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period.  The following table presents total share-based compensation expense, which is a non-cash charge, included in the Condensed Consolidated Statements of Income:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Direct costs of services	$89	$96
General and administrative	1,765	1,741
Pre-tax share-based compensation expense	1,854	1,837
Income tax benefit	(809)	(796)
Total share-based compensation expense, net of tax	$1,045	$1,041

The 2004 Equity Incentive Plan, as amended (the “2004 Plan”), limits the grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock awards under the 2004 Plan to an aggregate of 7,500,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited will be available for future grants. At March 31, 2012, there were approximately 326,000 shares of common stock available for future equity-related grants under the 2004 Plan.

During the three months ended March 31, 2012, we granted 430,000 nonvested share awards at a weighted-average grant date price of $11.85 per share.  These awards vest 12 months after the date of grant upon achievement of a performance condition for the calendar year ending December 31, 2012. As of March 31, 2012 we have assessed the likelihood that the performance condition will be met and have recorded the related expense based on the estimated outcome. We also granted 60,000 stock options with a weighted-average exercise price of $11.85 per share, which vest 20% per year over five years.

We settle stock option exercises and nonvested share awards with newly issued common shares or treasury stock.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used and the weighted-average fair value per option granted.

	Three months ended March 31,
	2012	2011
Expected life of stock option (years)	6.6	6.6
Expected volatility	38%	34%
Risk-free interest rate	1.2%	3.0%
Dividend yield	1.5%	1.1%
Weighted average grant-date fair value	$3.97	$4.70

As of March 31, 2012 there was $8.5 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based awards, which will be recognized over a weighted-average period of 2.1 years.

NOTE 6:   SEGMENT REPORTING

We have three reporting segments: eDiscovery, bankruptcy, and settlement administration.  Our eDiscovery business provides collections and forensics, processing, search and review, and document review and staffing services to companies and the litigation departments of law firms.  Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient attorney review and data requests.  Our bankruptcy business provides solutions that address the needs of trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization and software to monitor bankruptcy cases for creditors.  Our settlement administration business provides managed services including legal notification, claims administration, project administration and controlled disbursement.

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

Following is a summary of segment information for the three months ended March 31, 2012. The intersegment revenues in the three months ended March 31, 2012 related primarily to call center and printing services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended March 31, 2012
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$48,848	$24,229	$9,750	$—	$82,827
Intersegment revenue	48	—	1,497	(1,545)	—

Operating revenue before reimbursed direct costs	48,896	24,229	11,247	(1,545)	82,827
Operating revenue from reimbursed direct costs	456	1,477	3,712	—	5,645
Total revenue	49,352	25,706	14,959	(1,545)	88,472

Direct costs, general and administrative costs	31,759	13,981	12,465	(1,545)	56,660
Segment performance measure	$17,593	$11,725	$2,494	$—	$31,812

Following is a summary of segment information for the three months ended March 31, 2011. The intersegment revenues in the three months ended March 31, 2011 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended March 31, 2011
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$20,971	$22,774	$10,468	$—	$54,213
Intersegment revenue	5	—	536	(541)	—

Operating revenue before reimbursed direct costs	20,976	22,774	11,004	(541)	54,213
Operating revenue from reimbursed direct costs	80	987	4,342	—	5,409
Total revenue	21,056	23,761	15,346	(541)	59,622

Direct costs, general and administrative costs	11,225	11,262	14,038	(541)	35,984
Segment performance measure	$9,831	$12,499	$1,308	$—	$23,638

Following is a reconciliation of our segment performance measure to income before income taxes.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Segment performance measure	$31,812	$23,638
Corporate and unallocated expenses	(11,162)	(6,203)
Share-based compensation expense	(1,854)	(1,837)
Depreciation and software and leasehold amortization	(6,728)	(5,207)
Amortization of intangible assets	(6,769)	(3,766)
Other operating expense	171	(483)
Interest expense, net	(2,720)	(805)
Income before income taxes	$2,750	$5,337

Following are total assets by segment.

	March 31, 2012	December 31, 2011
	(in thousands)
Assets
eDiscovery	$345,083	$343,868
Bankruptcy	242,680	246,203
Settlement Administration	51,622	52,911
Corporate and unallocated	36,462	35,682
Total consolidated assets	$675,847	$678,664

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1. There have been no transfers between Level 1 and Level 2 during the three months ended March 31, 2012.  Our Level 3 liability is valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the contingent consideration.

For fair value measurements categorized within Level 3 of the fair value hierarchy, our accounting and finance management, who report to the chief financial officer, determine our valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance management and are approved by the chief financial officer.  Fair value calculations are generally prepared by third-party valuation experts who rely on discussions with management in addition to the use of management’s assumptions and estimates as they related to the assets or liabilities in Level 3.  Such assumptions and estimates include such inputs as estimates of future cash flows, projected profit and loss information, discount rates, and assumptions as they relate to future pertinent events.  Through regular interaction with the third-party valuation experts, finance and accounting management determine that the valuation techniques used and inputs and outputs of the models reflect the requirements of accounting standards as they relate to fair valur measurements.  Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

As of March 31, 2012 and December 31, 2011, our assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows:

		Estimated Fair Value Measurements
Items Measured at Fair Value on a	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Recurring Basis	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2012:
Assets:
Money market funds	$34	$34	$—	$—
Liabilities:
Contingent consideration (1)	$16,637	$—	$—	$16,637

December 31, 2011:
Assets:
Money market funds	$34	$34	$—	$—
Liabilities:
Contingent consideration (1)	$16,226	$—	$—	$16,226

(1)                    The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with our acquisition of De Novo that is contingent upon future operating revenue growth. We estimated the fair value using management’s estimate of projected revenue over the earn-out period as well as the probability of earn-out achievement and applied a discount rate to the projected earn-out payments that approximated the weighted average cost of capital.

A hypothetical 1% decrease in the discount rate used in calculating the fair value of the De Novo contingent consideration would have resulted in approximately a $0.2 million increase in the fair value of the contingent consideration and a hypothetical 1% increase related to our revenue assumptions as they relate to the De Novo contingent consideration would have resulted in approximately a $0.2 million increase in the fair value of the contingent consideration.

As of March 31, 2012 and December 31, 2011, the carrying value of our trade accounts receivable, accounts payable, certain other liabilities, deferred acquisition price payments and capital leases approximated fair value. The amount outstanding under our credit facility at March 31, 2012 and December 31, 2011 was $215.0 million and $217.0 million, respectively, which approximated fair value due to the borrowing rates currently available to us for debt with similar terms and is classified as Level 2.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)
Contingent Consideration

Beginning balance December 31, 2011	$16,226
Increase in fair value related to accretion	411
Ending balance March 31, 2012	$16,637

NOTE 8:  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Three months ended March 31,
	2012	2011

Cash paid for:
Interest	$1,691	$634
Income taxes paid, net	1,158	795
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	913	2,110
Capitalized lease obligations incurred	—	196
Dividends declared but not yet paid	1,803	1,232

NOTE 9:                                                EQUITY

Share Repurchase

On October 26, 2010, our board of directors authorized $35.0 million for share repurchases (the “2010 Share Repurchase Program”). Repurchases may be made pursuant to the 2010 Share Repurchase Program from time to time at prevailing market prices in the open market or in privately negotiated purchases, or both. We may utilize one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to effect all or a portion of the repurchases. During the three months ended March 31, 2011, we purchased 745,414 shares of common stock for approximately $10.0 million, at an average cost of $13.37 per share. There were no repurchases of shares under the 2010 Share Repurchase Program during the three months ended March 31, 2012.  As of March 31, 2012, $12.1 million remained available for share repurchases under the 2010 Share Repurchase Program.

We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.  During the three months ended March 31, 2012, we repurchased 154,768 shares for approximately $1.9 million and during the three months ended March 31, 2011, we repurchased 66,290 shares for approximately $0.9 million to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.

Dividend

On March 1, 2012, our board of directors declared a cash dividend of $0.05 per outstanding share of common stock, payable on May 18, 2012 to shareholders of record as of the close of business on April 16, 2012.  Dividends payable of approximately $1.8 million is included as a component of “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at March 31, 2012.

NOTE 10:              LEGAL PROCEEDINGS

Employee Arbitration

Epiq and one of its subsidiaries are currently in arbitration before the American Arbitration Association in New York, New York, regarding claims alleging wrongful employment termination.  Arbitration proceedings were initiated in 2009 and were completed as of January 18, 2012.  In April 2012, the parties completed post-trial briefing to the arbitration panel, and we are awaiting a ruling. We believe that the employment claims are meritless and we have defended vigorously against them.  No settlement amounts associated with this matter have been accrued in the accompanying Condensed Consolidated Financial Statements due to the fact that any such amounts are not reasonably estimable by us at this time.

Purported Software License Complaint

On or about June 24, 2011, Epiq eDiscovery Solutions, Inc. (“EDS”), an indirect, wholly owned subsidiary of Epiq, filed a lawsuit against Sybase, Inc. (“Sybase”) and Does 1 to 50, et al. in the Superior Court of the State of California, Alameda County (the “Superior Court”), alleging breach of contract and requesting a declaratory judgment against Sybase.  EDS’s complaint against Sybase relates to a dispute that has arisen under a software license agreement between EDS and Sybase (the “Agreement”) and encompasses a request by EDS for the Superior Court to issue an order:  (a) declaring that EDS currently owes Sybase nothing under the Agreement, and (b) requiring Sybase to provide EDS with certain license keys to software licenses that EDS purchased from Sybase under the Agreement.  On or about July 29, 2011, Sybase filed an answer to the complaint and a cross-complaint, which Sybase subsequently amended, against EDS and Does 51-60 relating to that same dispute and Agreement, alleging that, among other things, EDS owes Sybase additional amounts under the Agreement totaling at least $7.0 million, plus interest and costs of the lawsuit.

We believe that Sybase’s amended cross-complaint has no merit and we will continue to defend against it vigorously.  No amounts associated with this matter have been accrued in the accompanying Condensed Consolidated Financial Statements. EDS filed the lawsuit in order to protect and defend its rights and to demonstrate that, at all relevant times, EDS acted in good faith and in accordance with the terms of the Agreement.

NOTE 11:  ACQUISITIONS

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

The total purchase price transferred to effect the acquisition was as follows (in thousands):

(in thousands)
Cash paid at closing	$103,385
Other consideration	844
Working capital adjustment	98
Total purchase price	$104,327

Transaction related costs, which were expensed during the period in which they were incurred, are reflected in “Other operating expense” in the Condensed Consolidated Statements of Income, and totaled $0.5 million for the quarter ended March 31, 2011, for this acquisition.

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

Included in the total liabilities assumed is a net deferred tax liability balance of $16.0 million, primarily comprised of the difference between the assigned values of the intangible assets acquired and the tax basis of those assets.

Based on the results of an independent valuation, we allocated approximately $32.6 million of the purchase price to acquired intangible assets, and $2.5 million of the purchase price to software. The following table summarizes the major classes of acquired intangible assets and software, as well as the respective weighted-average amortization periods:

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

De Novo Legal LLC

On December 28, 2011, we completed the acquisition of De Novo for approximately $86.6 million and $5.0 million is being held by us as security for potential indemnification claims.  De Novo has document review centers in key strategic locations in the United States and is among the largest providers of managed review and staffing services and also offers clients eDiscovery processing and hosted review.  This transaction augments our capacity for eDiscovery and document review services and broadens our eDiscovery customer base.  The transaction was funded from our credit facility.

The total purchase price transferred to effect the acquisition was as follows (in thousands):

(in thousands)
Cash paid at closing	$67,866
Fair value of deferred cash consideration	4,417
Fair value of contingent consideration	16,226
Working capital adjustment	(1,861)
Total purchase price	$86,648

In connection with this acquisition $5.0 million of the purchase price is being held by us and deferred for 18 months following the closing date of the acquisition as security for any claims for indemnification.  During the first quarter 2012, we adjusted the purchase price to reflect a reduction to this deferred cash consideration related to an uncollected account receivable indemnified by the sellers.  This holdback has been discounted using an appropriate imputed interest rate.  At March 31, 2012 and December 31, 2011, $4.5 million and $4.9 million, respectively, were recorded in “Long-term obligations” on the Condensed Consolidated Balance Sheets related to this holdback.  Also during the first quarter of 2012, we finalized the calculation of the working capital adjustment to the purchase price as reflected in the table above.

As a result of an earn-out opportunity based on future revenue growth of our eDiscovery segment, we have recorded a liability related to potential contingent consideration. The undiscounted amount of all potential future payments that we could be required to make under the earn-out opportunity is between $0 and $33.6 million over a two-year period following the acquisition date. Approximately one-third of the De Novo earn-out opportunity is contingent upon certain of the sellers remaining employees of Epiq. The portion of the contingent consideration that is not tied to employment is considered to be part of the total consideration transferred for the purchase of De Novo and has been measured and recognized at a fair value of approximately $16.6 million and $16.2 million as of March 31, 2012 and December 31, 2011, respectively.  As of March 31, 2012, $8.8 million is included in “Current maturities of long-term obligations” and as of March 31, 2012 and December 31, 2012, $7.8 million and $16.2 million, respectively, is included in “Long-term obligations” on the Condensed Consolidated Balance Sheet.

The fair value of the contingent consideration was determined by a present value calculation of the potential payouts based on projected revenue. The $0.4 million change in fair value has been recognized as accretion expense and is included in “Interest expense” in the Condensed Consolidated Statement of Income for the three months ended March 31, 2012.  Subsequent fair value changes, measured quarterly, up to the potential ultimate amount paid, will be recognized in earnings. The portion of the contingent consideration that is tied to employment will be treated as compensation expense when incurred.  Based on management’s estimates of current projections for the earn-out periods, as of March 31, 2012, we have accrued $1.7 million of compensation expense related to the portion of the contingent consideration that is dependent upon continued employment of certain De Novo employees.  This amount is reflected in “General and administrative expense” on the Condensed Consolidated Statements of Income for the three months ended March 31, 2012.

Total purchase consideration has been allocated to the tangible and identifiable intangible assets and to liabilities assumed based on their respective fair values on the acquisition date.  The purchase price allocations are summarized in the following table:

(in thousands)
Tangible assets and liabilities
Current assets, including cash acquired	$11,214
Non-current assets	2,738
Current liabilities	(2,361)
Non-current liabilities	(500)
Intangible assets	34,629
Goodwill	40,928
Net assets acquired	$86,648

During the first quarter of 2012, based on new information obtained since December 31, 2011, related to the results of an independent valuation of the fair value of property, plant and equipment acquired in connection with the De Novo acquisition, we adjusted the preliminary purchase price allocation to reflect a $1.5 million reduction in property, plant and equipment along with a corresponding increase of $1.3 million to goodwill and a $0.2 million increase to the customer relationship intangible asset.

Based on the results of an independent valuation, we allocated approximately $34.4 million of the purchase price to acquired intangible assets. The following table summarizes the major classes of acquired intangible assets, as well as the respective weighted-average amortization periods:

	Amount (in thousands)	Weighted Average Amortization Period (Years)
Identifiable Intangible Assets
Trade name	$850	5.0
Non-compete agreement	2,900	5.0
Customer relationships	30,879	8.0
Total identifiable intangible assets	$34,629

The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value assigned to De Novo, including the expected benefits from the synergies resulting from the transaction, as well as the knowledge and experience of the workforce in place.  The goodwill and intangible assets related to this acquisition are deductible for tax purposes.

The Condensed Consolidated Financial Statements include the operating results of De Novo from the date of acquisition.

Pro Forma Financial Information

The following unaudited condensed pro forma financial information presents the results of operations as if the De Novo and Encore acquisitions had taken place on January 1, 2010 (in thousands).  These amounts were prepared in accordance with the acquisition method of accounting under existing standards and are not necessarily indicative of the results of operations that would have occurred if our acquisitions of De Novo and Encore had been completed on January 1, 2010, nor are they indicative of our future operating results. These unaudited pro forma amounts include an adjustment to reclassify acquisition expenses related to Encore and De Novo to the 2010 whereas they were actually incurred during the three months ended March 31, 2011.

Three Months Ended March 31, 2011
Revenue	$84,836
Net income	8,120

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

Overview

We are a leading global provider of technology-enabled solutions for electronic discovery, bankruptcy and class action administration.  We offer full-service capabilities, which include litigation, investigations, financial transactions, regulatory, compliance and other legal matters for eDiscovery.  Our innovative technology and services, combined with deep subject-matter expertise, provide reliable solutions for the professionals we serve.

We have three reporting segments: eDiscovery, bankruptcy, and settlement administration.

eDiscovery

Our eDiscovery segment provides collections and forensics, processing, search and review, and document review and staffing services to companies and the litigation departments of law firms.  We process data which analyzes, filters, deduplicates and produces documents for review.  Produced documents are made available primarily through a hosted environment, our proprietary software, DocuMatrix™, and third-party software which allows for efficient attorney review and data requests.

Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the eDiscovery process for litigation, financial transactions, investigations and regulatory matters.

The substantial number of electronic documents and amount of other electronic data has changed the dynamics of how attorneys support discovery in complex matters. Due to the complexity of cases, the volume of data that are maintained electronically, and the volume of documents that are produced in all types of discovery matters, law firms have become increasingly reliant on electronic evidence management systems to organize and manage the discovery process.

Following is a description of the significant sources of revenue in our eDiscovery business.

•                  Consulting, forensics and collection service fees based on the number of hours during which services are provided.

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

Our primary offices are in New York, Phoenix, London and Hong Kong and we operate data centers in the United States, Europe and Asia. IQ Review™ is our revolutionary combination of new intelligent technology and expert services which incorporates new prioritization technology into DocuMatrix™, our flagship document management platform.  Epiq Portal™ is an industry-changing, web-based platform that provides clients unprecedented real-time visibility into discovery projects with connectors to both our proprietary products and to third party tools.  Key benefits include cost-based reporting and budgeting tools, activity tracking, trend analysis and a project management console.

On December 28, 2011, we acquired De Novo Legal LLC (“De Novo”) for approximately $86.6 million and $5.0 million is being held by us and deferred for eighteen months following the closing as security for potential indemnification claims.  In addition to the net closing consideration, there is contingent consideration consisting of an earn-out based on future operating revenue growth.  The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $33.6 million over a two-year period.  The transaction was funded from our credit facility. See Note 11 of our Notes to Condensed Consolidated Financial Statements for further detail.

On April 4, 2011, we completed the acquisition of Encore Discovery Solutions (“Encore”) for $104.3 million cash, $10.0 million of which was placed in escrow as security for potential indemnification claims.  Encore provides market-proven products and services for electronic evidence processing, document review platforms, and professional services for project management, data collection and forensic consulting. With this transaction, we further strengthened our worldwide e-discovery franchise providing corporate legal departments and law firms with a broad range of capabilities to manage electronic information for discovery, investigations, compliance and related legal matters.

Both the De Novo and the Encore acquisitions further augment and accelerate growth opportunities for our global eDiscovery business. Each of these companies has strong customer bases that expand our market share. By continuing the availability of both businesses’ products, services and technologies, we will continue to offer an industry leading combination of resources, experience and subject matter expertise.  Increased market share and case activity levels and an uptake of new service offerings contributed to revenue growth in 2011 and the first three months of 2012, which is expected to continue into the remainder of 2012.

Bankruptcy

Bankruptcy is an integral part of the United States’ economy.  As reported by the Administrative Office of the U.S. Courts for the fiscal years ended December 31, 2011 and 2010, there were approximately 1.41 million and 1.59 million new bankruptcy filings, respectively. Bankruptcy filings for the twelve-month period ended December 31, 2011 decreased 11% versus the twelve-month period ended December 31, 2010.  During this period, Chapter 7 filings decreased 13%, Chapter 11 filings fell 16%, and Chapter 13 filings decreased 7%.

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

Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. Our trustee services deposit portfolio exceeded $2.0 billion during the three months ended March 31, 2012, while pricing continued at floor pricing levels under our agreements due to the low short-term interest rate environment.

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

Our proprietary software product, AACER® (Automated Access to Court Electronic Records) (“AACER®”), assists creditors including banks, mortgage processors, and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. AACER® electronically monitors developments in all United States bankruptcy courts and applies sophisticated algorithms to classify docket filings automatically in each case to facilitate the management of large bankruptcy claims operations. By implementing AACER®, clients achieve greater accuracy in faster timeframes, with a significant cost savings compared to manual attorney review of each case in the portfolio.  Banking PortalTM, a centralized hub for processing online banking transactions across Epiq’s family of Chapter 7 products, facilitates the rapid on boarding of new banks and provides ebanking capabilities.

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

•                  Monitoring and noticing fees earned based on monthly or on-demand requests for information provided through AACER®.

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

•                  Legal noticing services to parties of interest in class action matters including media campaign and advertising management, in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement.

•                  Reimbursement for costs incurred related to postage on mailing services.

Key participants in this marketplace include law firms that specialize in representing class action and mass tort plaintiffs and other law firms that specialize in representing defendants. Class action refers to litigation in which class representatives bring a lawsuit against a defendant company or other persons on behalf of a large group of similarly affected persons.  Mass tort refers to class action cases that are particularly large or prominent. Class action and mass tort litigation is often complex and the cases, including administration of any settlement, may last several years.

Results of Operations for the Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

Consolidated Results

Revenue

Total revenue was $88.5 million for the three months ended March 31, 2012, an increase of $28.9 million, or 48.4%, as compared to the prior year. A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the operating revenue from these reimbursed direct costs as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Revenue originating from reimbursed direct costs was $5.6 million, an increase of $0.2 million, or 4.4%, from the prior year. Although operating revenue from reimbursed direct costs may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating revenue exclusive of revenue originating from reimbursed direct costs was $82.8 million in the three months ended March 31, 2012, an increase of $28.6 million, or 52.8%, as compared to the prior year. This increase was driven by a $27.8 million increase in the eDiscovery segment, and a $1.5 million increase in the bankruptcy segment; partially offset by a $0.7 million decrease in the settlement administration segment. Changes by segment are discussed below.

Operating Expense

The direct cost of services, exclusive of depreciation and amortization, was $31.3 million for the three months ended March 31, 2012, an increase of $12.7 million, or 68.7%, as compared to the prior year. This increase was primarily the result of a $12.1 million increase in compensation related expense, primarily related to the Encore and De Novo acquisitions, a $1.2 million increase in third-party material costs, a $0.7 million increase in expense related to claims management under a services agreement, offset by a $0.4 million decrease in outside mailing services expense and a $0.4 million decrease in general office expenses.  Changes by segment are discussed below.

The direct cost of bundled products and services, exclusive of depreciation and amortization, was $0.8 million, which is consistent with the comparable prior year expense.  Changes by segment are discussed below.

Reimbursed direct costs increased $0.3 million, or 4.3%, to $5.6 million for the three months ended March 31, 2012, compared to the prior year.  This increase corresponds to the increase in operating revenue from reimbursed direct costs.  Changes by segment are discussed below.

General and administrative costs increased $12.7 million, or 66.1%, to $32.0 million for the three months ended March 31, 2012. This increase was primarily due to an increase of $8.5 million in compensation related expense which is primarily related to the Encore and De Novo acquisitions.  In addition to the increase in compensation expense, a $0.9 million increase in travel and related expense, an $0.8 million increase in maintenance service contracts related to office equipment, a $0.5 million increase in office and equipment lease expense, a $0.5 million increase in professional services expense, a $0.4 million increase in telephone expense and a $0.3 million increase in office supplies expense, all of which are primarily related to the Encore and De Novo acquisitions, also contributed to the increase in general and administrative costs in 2012. Changes by segment are discussed below.

Depreciation and software and leasehold amortization costs for the three months ended March 31, 2012 were $6.7 million, an increase of $1.5 million or 29.2%, compared to $5.2 million in the prior year.  This increase was primarily the result of increased depreciation on equipment and software related to investments in our business segments and depreciation on the equipment acquired from the Encore and De Novo acquisitions.

Amortization of identifiable intangible assets for the three months ended March 31, 2012 was $6.8 million, an increase of $3.0 million, or 79.7%, compared to the prior year. This increase is due the acquisition of intangible assets associated with the acquisitions of Encore and De Novo in the second and fourth quarters of 2011, respectively.

Interest Expense, Net

We recognized interest expense of approximately $2.7 million for three months ended March 31, 2012, an increase of $1.9 million, or 236.5%, compared to the prior year.  This increase was primarily due to interest expense resulting from increased borrowings on our senior revolving loan to fund the Encore and De Novo acquisitions in April 2011 and December 2011, respectively, in addition to $0.7 million of accretion expense related primarily to acquisition related obligations in connection with the De Novo acquisition.

Income Taxes

Our effective tax rate for the three months ended March 31, 2012 was 25.9% compared to 42.3% in the prior year.  The reduced tax rate is primarily due to effectively settling our investment and employee incentive credit claims with New York State.  In late January 2012, the settlement proceeds were received and as a result we recognized $0.5 million of unrecognized tax benefits, of which $0.3 million affected our effective tax rate as well as $0.1 million of interest income which also affected our tax rate. The settlement reduced our first quarter 2012 effective tax rate by approximately 15%.  Also contributing to our lower rate is an expectation of a greater proportion of our 2012 pre-tax income being generated in lower tax jurisdictions such as the United Kingdom and in states with lower tax rates compared to our historical operations.

In January 2012, we were notified that our 2009 United States federal income tax return will be examined by the Internal Revenue Service.  At this time we cannot reasonably estimate the outcome of this audit, but we believe that an assessment, if any, will be immaterial.  On December 31, 2011, the federal research credit expired.  Although extending the credit beyond 2011 has been introduced into legislation, it has not been passed by Congress or signed into law.  If the credit is extended, this would decrease our effective tax rate in future tax periods.

Net Income

Our net income was $2.0 million for the three months ended March 31, 2012 compared to $3.1 million for the prior year, a decrease of $1.1 million, or 33.8%. The decline in net income compared to the prior year was due to increased expenses in the initial post-acquisition periods related to the Encore and De Novo acquisitions, including amortization expense related to acquired intangible assets and compensation expense related to potential future contingent consideration.  A portion of our acquired intangible asset amortization expense is calculated under an accelerated method, resulting in higher levels of amortization expense in the initial periods following acquisitions. See Note 2 to our Condensed Consolidated Financial Statements for further detail. In addition, increased interest expense related to financing the costs of the recent acquisitions also contributed to the decrease in net income.  These increased expenses are partially offset by organic and acquisition-related earnings growth in our eDiscovery segment, primarily from the acquisitions of Encore and De Novo.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.

eDiscovery Segment

eDiscovery operating revenue before reimbursed direct costs for the three months ended March 31, 2012 was $48.8 million, an increase of $27.8 million, or 132.9%, compared to the prior year.  Operating revenue growth as compared to the prior year period resulted primarily from the impact of the Encore and De Novo acquisitions, as well as organic growth.

eDiscovery direct and administrative costs, including reimbursed direct costs, were $31.8 million for the three months ended March 31, 2012, an increase of $20.6 million, or 182.9%, compared to the prior year.  This increase was primarily a result of the Encore and De Novo acquisitions and was driven by an $18.7 million increase in compensation and related expenses, a $1.2 million increase in third-party material costs, and a $0.8 million increase in maintenance service contracts related to office equipment.

Bankruptcy Segment

Bankruptcy operating revenue before reimbursed direct costs for the three months ended March 31, 2012 was $24.2 million, an increase of $1.5 million, or 6.1%, compared to the prior year. This increase was primarily attributable to a higher level of activity from existing corporate restructuring matters.

Bankruptcy direct and administrative costs, including reimbursed direct costs, increased $2.7 million, or 24.1%, to $14.0 million for the three months ended March 31, 2012, compared to the prior year. The change in these costs was the result of a $0.7 million increase in compensation related expenses, a $0.6 million increase in expenses related to claims management under a new services agreement, a $0.3 million increase in outside services, a $0.4 million increase in reimbursed direct costs, and a $0.3 million increase in legal notification costs associated with the higher level of corporate restructuring activity related to Chapter 11 printing and notification revenues.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs was $9.8 million in the three months ended March 31, 2012, a decrease of $0.7 million, or 6.9%, compared to the prior year, primarily due to lower printing and claims administration services as compared to the prior year.

Settlement administration direct and administrative costs, including reimbursed direct costs, for the three months ended March 31, 2012 were $12.5 million, a decrease of $1.5 million, or 11.2%, compared to the prior year.  This decrease is primarily related to a decrease in legal advertising costs of $0.8 million and a decrease of $0.6 million in reimbursed direct costs, partially offset by an increase of $0.3 million in outside services.

Liquidity and Capital Resources

Cash flows from operating activities

During the three months ended March 31, 2012, our operating activities provided net cash of $15.1 million. Contributing to net cash provided by operating activities were net income of $2.0 million and $16.9 million of non-cash expenses, such as depreciation, amortization and share-based compensation expense. These items were partially offset by a $4.5 million net use of cash resulting from changes in operating assets and liabilities, resulting primarily from a $5.1 million increase in accounts receivable, due to revenue growth, a $1.2 million decrease in prepaid expenses and other assets, and a $1.0 million reduction in accounts payable and other liabilities.  Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Accounts payable will fluctuate from period to period depending on timing of purchases and payments.

During the three months ended March 31, 2011, our operating activities provided net cash of $10.8 million. Contributing to net cash provided by operating activities for the three months ended March 31, 2011, were net income of $3.1 million and non-cash expenses, such as depreciation and amortization and share-based compensation expense, of $13.2 million. These items were partially offset by a $5.5 million net use of cash resulting from changes in operating assets and liabilities. The most significant changes in operating assets and liabilities were a $7.6 million decrease in accounts payable, and a $1.9 million decrease in trade accounts receivable.

Cash flows from investing activities

During the three months ended March 31, 2012 and 2011, we used cash of $2.6 million and $4.1 million, respectively, for the purchase of property and equipment, including computer hardware and purchased software licenses primarily for our eDiscovery business and purchased computer hardware primarily for our corporate network infrastructure. Enhancements to our existing software and the development of new software is essential to our continued growth, and, during the three months ended March 31, 2012 and 2011, we used cash of $1.6 million and $1.7 million, respectively, to fund internal costs related to the development of software. We believe that cash generated from operations will be adequate to fund our anticipated property, equipment, and software spending over the next year.

Cash flows from financing activities

During the three months ended March 31, 2012, we borrowed $16.0 million and repaid $18.0 million under our senior revolving loan for a net reduction of $2.0 million along with $1.5 million of principal payments related to other debt.  In addition, we paid $1.8 million in dividends and used $1.9 million to repurchase shares required to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.  See Notes 3 and 9 to our Condensed Consolidated Financial Statements for further detail.

During the three months ended March 31, 2011, we borrowed $17.0 million under our senior revolving loan, and had net proceeds from stock issued in connection with the exercise of employee stock options of $0.1 million.  This cash provided by financing activities during the three months ended March 31, 2011, was offset by the use of cash of $11.0 million for payments on our senior revolving loan, $10.0 million for the purchase of shares under our 2010 Share Repurchase Program and $0.9 million for the purchase of shares required to satisfy employee tax withholding obligations upon the vesting of restricted stock awards (as discussed below).  In the first quarter of 2011 we also used cash of $0.3 million for the payment of long-term obligations, including capital lease payments, and $1.2 million for dividends paid on our common shares and we also recognized a portion of the tax benefit related to the exercise of stock options as a financing source of cash.

Recent financing activities

Revolving Credit Agreement:  On April 25, 2011, we entered into an amended senior credit facility, with KeyBank National Association as administrative agent, and a syndicate of banks as lenders.  The amended credit facility provides for a senior revolving loan with an aggregate amount of funds available of $325.0 million with a maturity date of December 2015. We have the right, subject to compliance with the covenants as set forth in the credit facility agreement, to increase the borrowings to a maximum of $375.0 million.  The credit facility is secured by liens on our land and buildings and substantially all of our personal property.

Borrowings under the senior revolving loan bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 75 to 175 basis points; (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 175 to 275 basis points. At March 31, 2012, borrowings of $215.0 million under this facility had a weighted average interest rate of 2.82%. The average amount of borrowings under this facility in the first quarter of 2012 was $220.0 million, at a weighted average interest rate of 2.86%.  The maximum month-end amount outstanding during the first quarter of 2012 was $222.0 million. At March 31, 2012, the amount available for borrowings under the credit facility is reduced by the $215.0 million outstanding and $1.0 million in outstanding letters of credit.

The financial covenants contained in the credit facility include a total debt leverage ratio and a fixed charge coverage ratio (all as defined in our credit facility agreement).  The leverage ratio is not permitted to exceed 3.00 to 1.00 and the fixed charge coverage ratio is not permitted to be less than 1.25 to 1.00.  As of March 31, 2012 we were in compliance with all financial covenants.

Other restrictive covenants contained in our credit facility include limitations on incurring additional indebtedness and completing acquisitions.  We generally cannot incur indebtedness outside of the credit facility, with the exception of capital leases, up to $15.0 million, and subordinated debt, up to $100 million.  In addition, for acquisitions we must be able to demonstrate that, on a pro forma basis, we would be in compliance with our covenants during the four quarters prior to the acquisition, and bank permission must be obtained for acquisitions in which cash consideration exceeds $125.0 million or total consideration exceeds $175.0 million.  The total consideration for all acquisitions consummated during the term of our credit facility may not exceed $300.0 million in the aggregate without lender permission.

On April 4, 2011, we completed the acquisition of Encore for $99.3 million cash, which was funded from our credit facility.  On December 28, 2011, we completed the acquisition of De Novo for $67.9 million cash, which was also funded from our credit facility. See Note 11 of our Notes to Condensed Consolidated Financial Statements for further detail.

Share Repurchase Program:  In 2010 our board of directors authorized $35.0 million for share repurchases (the “2010 Share Repurchase Program”). Repurchases may be made pursuant to the 2010 Share Repurchase Program from time to time at prevailing market prices in the open market or in privately negotiated purchases, or both. We may utilize one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 under the Exchange Act of 1934 to effect all or a portion of the repurchases. During the three months ended March 31, 2011, we purchased 745,414 shares of common stock for approximately $10.0 million, at an average cost of $13.37 per share.  There were no repurchases of shares under the 2010 Share Repurchase Program during the three months ended March 31, 2012. As of March 31, 2012, $12.1 million remained available for share repurchases under the 2010 Share Repurchase Program.

We also have a policy that requires shares to be repurchased by the company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.  During the three months ended March 31, 2012, we repurchased 154,768 shares for approximately $1.9 million and during the three months ended March 31, 2011, we repurchased 66,290 shares for approximately $0.9 million to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.

Dividend:  On March 1, 2012, our board of directors declared a cash dividend of $0.05 per outstanding share of common stock, payable on May 18, 2012 to shareholders of record as of the close of business on April 16, 2012.  Dividends payable of approximately $1.8 million is included as a component of “Other accrued liabilities” in the Condensed Consolidated Balance Sheet at March 31, 2012.

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

Foreign Cash

As of March 31, 2012 and December 31, 2011, our foreign subsidiaries had $4.1 million and $2.4 million, respectively, in cash located in financial institutions located outside of the United States.  All of this cash represents undistributed earnings of our foreign subsidiaries which are indefinitely reinvested.  In the event of a distribution to the United States, those earnings could be subject to United States federal and state income taxes, net of foreign tax credits.

Off-balance Sheet Arrangements

We generally do not utilize off-balance sheet arrangements in our operations; however, we enter into operating leases in the normal course of business.  Our operating lease obligations are disclosed below under “Contractual Obligations”.

Contractual Obligations

There have been no significant developments with respect to our contractual obligations since December 31, 2011.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 1, 2012, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued a new standard related to comprehensive income.  This new standard requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement.  In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income.  This new standard does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  The new standard eliminates the option to present comprehensive income on the statement of changes in shareholders’ equity.  This requirement was effective for us beginning with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and required retrospective application for all periods presented.  The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued new standards to provide guidance about fair value measurement and disclosure requirements.  These standards do not extend the use of fair value but rather provide guidance about how fair value should be determined where it is already required or permitted under generally accepted accounting principles.  A majority of the changes include clarifications of existing guidance and new disclosure requirements related to changes in valuation technique and related inputs that result from applying the standard.  We adopted this guidance and applied the new standard prospectively for interim and annual periods beginning January 1, 2012.  The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Interest Rate Risk

Interest on our senior revolving credit facility is generally based on a spread, not to exceed 275 basis points over the LIBOR rate. As of March 31, 2012, we had borrowed $215.0 million under the senior revolving loan.

We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the senior revolving loan. As of March 31, 2012, the analysis indicated that such a movement would have increased our interest expense by approximately $0.5 million for the three months ended March 31, 2012.

In our Chapter 7 bankruptcy business we earn deposit-based fees.  These fees are earned primarily on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients.  The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates.  Based on sensitivity analysis we performed for the three months ended March 31, 2012, a hypothetical 1% movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

We currently do not hold any interest rate floor options or other derivatives.

Foreign Currency Risk

We have operations outside of the United States, therefore, a portion of our revenues and expenses are incurred in a currency other than United States Dollars. We do not utilize hedge instruments to manage the exposures associated with fluctuating currency exchange rates.  Our operating results are exposed to changes in exchange rates between the United States Dollar and the functional currency of the countries where we have operations. When the United States Dollar weakens against foreign currencies, the United States Dollar value of revenues and expenses denominated in foreign currencies increases. When the United States Dollar strengthens, the opposite situation occurs.

We performed a sensitivity analysis assuming a hypothetical 1% increase in foreign exchange rates applied to our historical first quarter 2012 results of operations.  For the three months ended March 31, 2012, the analysis indicated that such a movement would not have had a material effect on our total revenues, operating income or net income.

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

During the second quarter of 2011 we initiated a company-wide implementation of SAP, which provides certain enhancements, efficiencies, and increased security features to the financial reporting process and surrounding internal controls.  As of the end of the first quarter of 2012, the majority of our business units were using the new system, with remaining business units planned to move to SAP by the end of 2012.  We reviewed affected internal controls as part of this implementation, and made changes where appropriate.  There have been no other changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.           Legal Proceedings

Employee Arbitration

Epiq Systems, Inc. and one of its subsidiaries are currently in arbitration before the American Arbitration Association in New York, New York, regarding claims alleging wrongful employment termination.  Arbitration proceedings were initiated in 2009 and were completed as of January 18, 2012.  In April 2012, the parties completed post-trial briefing to the arbitration panel, and we are awaiting a ruling. We believe that the employment claims are meritless and we have defended vigorously against them.  No settlement amounts associated with this matter have been accrued in the accompanying Condensed Consolidated Financial Statements due to the fact that any such amounts are not reasonably estimable by us at this time.

Purported Software License Complaint

On or about June 24, 2011, Epiq eDiscovery Solutions, Inc., an indirect, wholly owned subsidiary of Epiq Systems, Inc. (“EDS”), filed a lawsuit against Sybase, Inc. (“Sybase”) and Does 1 to 50, et al. in the Superior Court of the State of California, Alameda County (the “Superior Court”), alleging breach of contract and requesting a declaratory judgment against Sybase.  EDS’s complaint against Sybase relates to a dispute that arose under a software license agreement between EDS and Sybase (the “Agreement”) and encompasses a request by EDS for the Superior Court to issue an order:  (a) declaring that EDS currently owes Sybase nothing under the Agreement, and (b) requiring Sybase to provide EDS with certain license keys to software licenses that EDS purchased from Sybase under the Agreement.  On or about July 29, 2011, Sybase filed an answer to the complaint and a cross-complaint, which Sybase subsequently amended, against EDS and Does 51-60 relating to that same dispute and Agreement, alleging that, among other things, EDS owes Sybase additional amounts under the Agreement totaling at least $7.0 million, plus interest and costs of the lawsuit.

We believe that Sybase’s amended cross-complaint has no merit and we will continue to defend vigorously against it. No amounts associated with this matter have been accrued in the accompanying Condensed Consolidated Financial Statements. EDS filed the lawsuit in order to protect and defend its rights and to demonstrate that, at all relevant times, EDS acted in good faith and in accordance with the terms of the Agreement.

Item 1A.        Risk Factors

There have been no material changes in our Risk Factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 1, 2012.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the total number of shares purchased during the quarter ended March 31, 2012, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the maximum number (or approximate dollar value) of shares that may yet be purchased under a share repurchase program.

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value. We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased		Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)

February 1 — February 29	154,768	(3)	$12.07	—	$12,137,000
January 1 — January 31	—		—	—	$12,137,000
March 1 — March 31	—		—	—	$12,137,000

Total Activity for the Quarter Ended March 31, 2012	154,768		$12.07	—	$12,137,000

(1)   On October 26, 2010, we announced that our board of directors authorized $35.0 million for share repurchases.  This program has no stated expiration date.  We did not repurchase any shares under this program during the three months ended March 31, 2012.

(2)   Includes brokerage commissions paid by the company.

(3)   Represents shares that were repurchased by the company at an average price of $12.07 per share to satisfy employee tax withholding obligations upon the vesting of restricted stock awards in February 2012.

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

Epiq Systems, Inc.

Date:	April 27, 2012	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	April 27, 2012	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President Operations, Chief Financial Officer
(Principal Financial & Accounting Officer)