Form 10-Q
period 2012-06-30
EPIQ SYSTEMS INC
filed 2012-08-01
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-22081

EPIQ SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Missouri	48-1056429
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Kansas Avenue, Kansas City, Kansas	66105-1300
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 13, 2012
Common Stock, $0.01 par value per share	35,926,877 shares

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE:
Case management services	$66,057	$58,320	$139,778	$100,203
Case management bundled products and services	2,885	4,444	6,148	8,859
Document management services	20,895	5,927	26,738	13,842
Operating revenue before reimbursed direct costs	89,837	68,691	172,664	122,904
Operating revenue from reimbursed direct costs	8,058	5,263	13,703	10,672
Total Revenue	97,895	73,954	186,367	133,576

OPERATING EXPENSE:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	40,254	22,072	71,575	40,638
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	749	782	1,504	1,613
Reimbursed direct costs	7,720	5,152	13,288	10,489
General and administrative expense	28,232	27,078	60,264	46,368
Depreciation and software and leasehold amortization	6,523	5,806	13,251	11,013
Amortization of identifiable intangible assets	6,752	6,195	13,521	9,961
Fair value adjustment to contingent consideration	(5,471)	(2,775)	(5,471)	(2,775)
Intangible asset impairment expense	1,777	—	1,777	—
Other operating (income) expense	(54)	3,427	(225)	3,910
Total Operating Expense	86,482	67,737	169,484	121,217

INCOME FROM OPERATIONS	11,413	6,217	16,883	12,359

INTEREST EXPENSE (INCOME):
Interest expense	2,713	1,757	5,439	2,567
Interest income	(1)	(11)	(7)	(16)
Net Interest Expense	2,712	1,746	5,432	2,551

INCOME BEFORE INCOME TAXES	8,701	4,471	11,451	9,808

PROVISION FOR INCOME TAXES	3,544	1,698	4,255	3,953

NET INCOME	$5,157	$2,773	$7,196	$5,855

NET INCOME PER SHARE INFORMATION:
Basic	$0.14	$0.08	$0.20	$0.17
Diluted	$0.14	$0.08	$0.20	$0.16
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,599	35,069	35,539	35,081
Diluted	36,488	36,510	36,468	36,507

Cash dividends declared per common share	$0.065	$0.035	$0.115	$0.105

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$5,157	$2,773	$7,196	$5,855
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(350)	11	87	437
Comprehensive income	$4,807	$2,784	$7,283	$6,292

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	June 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,898	$2,838
Trade accounts receivable, less allowance for doubtful accounts of $4,300 and $4,514, respectively	98,541	89,619
Prepaid expenses	8,026	7,768
Other current assets	6,032	9,999
Total Current Assets	119,497	110,224

LONG-TERM ASSETS:
Property and equipment, net	45,332	46,773
Internally developed software costs, net	20,457	21,195
Goodwill	404,057	402,736
Other intangibles, net of accumulated amortization of $77,031 and $63,511, respectively	73,019	88,087
Other	7,595	9,649
Total Long-term Assets, net	550,460	568,440
Total Assets	$669,957	$678,664

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$17,343	$15,484
Accounts payable	21,696	12,048
Accrued compensation	4,238	10,293
Deposits	4,433	1,972
Deferred revenue	4,921	3,214
Other accrued liabilities	8,519	6,979
Total Current Liabilities	61,150	49,990

LONG-TERM LIABILITIES:
Deferred income taxes	40,741	42,557
Other long-term liabilities	7,475	5,204
Long-term obligations (excluding current maturities)	224,756	247,994
Total Long-term Liabilities	272,972	295,755

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; Issued and outstanding 2012 — 39,923,852 and 35,944,127 shares Issued and outstanding 2011 — 39,493,852 and 35,754,074 shares	399	395
Additional paid-in capital	289,508	286,869
Accumulated other comprehensive loss	(1,900)	(1,987)
Retained earnings	98,900	95,849
Treasury stock, at cost — 3,979,725 and 3,739,778 shares	(51,072)	(48,207)
Total Equity	335,835	332,919
Total Liabilities and Equity	$669,957	$678,664

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(in thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCI (1)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2012	39,494	(3,740)	$395	$286,869	$(1,987)	$95,849	$(48,207)	$332,919
Net income	—	—	—	—	—	7,196	—	7,196
Foreign currency translation adjustment	—	—	—	—	87	—	—	87
Tax benefit from share-based compensation	—	—	—	(266)	—	—	—	(266)
Common stock issued under share-based compensation plans	430	49	4	(498)	—	—	624	130
Common stock repurchased under share-based compensation plans	—	(169)	—	—	—	—	(2,045)	(2,045)
Share repurchases (Note 9)	—	(120)					(1,444)	(1,444)
Dividends declared ($0.115 per share) (Note 9)	—	—	—	—	—	(4,145)	—	(4,145)
Share-based compensation	—	—	—	3,403	—		—	3,403
Balance at June 30, 2012	39,924	(3,980)	$399	$289,508	$(1,900)	$98,900	$(51,072)	$335,835

(1)          AOCI — Accumulated Other Comprehensive Income (Loss)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCI (1)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2011	39,063	(3,295)	$391	$281,119	$(1,971)	$91,069	$(42,085)	$328,523
Net income	—	—	—	—	—	5,855	—	5,855
Foreign currency translation adjustment	—	—	—	—	437	—	—	437
Tax benefit from share-based compensation	—	—	—	320	—	—	—	320
Common stock issued under share-based compensation plans	431	299	4	(1,590)	—	—	3,865	2,279
Common stock repurchased under share-based compensation plans	—	(66)	—	—	—	—	(900)	(900)
Share repurchases (Note 9)	—	(745)	—	—	—		(9,958)	(9,958)
Dividends declared ($0.105 per share) (Note 9)	—	—	—	—	—	(3,718)	—	(3,718)
Share-based compensation	—	—	—	3,517	—		—	3,517
Balance at June 30, 2011	39,494	(3,807)	$395	$283,366	$(1,534)	$93,206	$(49,078)	$326,355

(1)          AOCI — Accumulated Other Comprehensive Income (Loss)

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,196	$5,855
Adjustments to reconcile net income to net cash provided by operating activities:
Expense for deferred income taxes	1,097	2,366
Depreciation and software and leasehold amortization	13,251	11,013
Amortization of identifiable intangible assets	13,521	9,961
Fair value adjustment to contingent consideration	(5,471)	(2,775)
Intangible asset impairment expense	1,777	—
Share-based compensation expense	3,403	3,517
Provision for bad debts	1,033	1,042
Accretion of discount	1,318	54
Other, net	273	813
Changes in operating assets and liabilities:
Trade accounts receivable	(10,214)	(12,840)
Prepaid expenses and other assets	3,901	(1,226)
Accounts payable and other liabilities	6,088	(9,954)
Excess tax benefit related to share-based compensation	—	(99)
Other	1,400	1,692
Net cash provided by operating activities	38,573	9,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,344)	(7,381)
Internally developed software costs	(3,276)	(3,201)
Payment of deferred acquisition consideration	(8,400)	—
Cash paid for business acquisition, net of cash acquired	—	(99,232)
Proceeds from sale of assets	488
Other investing activities, net	75	52
Net cash used in investing activities	(19,457)	(109,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	37,000	139,000
Payments on revolver	(42,000)	(26,000)
Payments under long-term obligations	(3,012)	(1,130)
Excess tax benefit related to share-based compensation	—	99
Common stock repurchases (Note 9)	(3,489)	(10,858)
Cash dividends paid (Note 9)	(3,590)	(2,479)
Debt issuance costs	—	(1,789)
Issuance of common stock under share-based compensation plans	130	2,279
Net cash (used in) provided by financing activities	(14,961)	99,122

Effect of exchange rate changes on cash	(95)	584

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,060	(637)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,838	5,439
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,898	$4,802

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

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary to present fairly our results of operations, financial position, and cash flows for the periods presented. The adjustments consist primarily of normal recurring adjustments. Certain prior year amounts have been reclassified to conform with the current year presentation.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Epiq Systems, Inc. (“Epiq,” “we,” “us,” or “our”) Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2012.

In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the entire year.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Epiq and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

We are a leading global provider of technology-enabled solutions for electronic discovery, bankruptcy and class action administration.  We offer full-service capabilities, which include eDiscovery for litigation, investigations, financial transactions, regulatory, compliance and other legal matters.  Our innovative technology and services, combined with deep subject-matter expertise, provide reliable solutions for the professionals we serve.

Revenue Recognition

We have agreements with clients pursuant to which we deliver various services each month.

Following is a description of significant sources of revenue:

•                  Fees contingent upon the month-to-month delivery of case management services defined by client contracts, such as project management, collections and forensic services, document review services, conversion of data into an organized, searchable electronic database, claims processing, claims reconciliation, professional services, call center support, and disbursement services,. The amount we earn varies based primarily on the size and complexity of the engagement, the number of hours services are provided and the number of documents or amount of data reviewed.

•                  Hosting fees based on the amount of data stored.

•                  Deposit-based fees, earned primarily based on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support services. The fees we earn are based on assets placed on deposit by our trustee clients and may vary based on fluctuations in short-term interest rates.

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

This revenue, which was less than ten percent of our total revenue for the three and six months ended June 30, 2012 and 2011, is included in the Condensed Consolidated Statements of Income as a component of “Case management services” revenue.

Reimbursements

We have revenue related to the reimbursement of certain costs, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Condensed Consolidated Statements of Income as “Operating revenue from reimbursed direct costs” and as “Reimbursed direct costs”, respectively.

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We have identified our operating segments (eDiscovery, bankruptcy and settlement administration) as our reporting units for purposes of testing for goodwill impairment. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since our last annual test to indicate that it is more likely than not that the recorded goodwill balance had become impaired.  Our consolidated goodwill totaled $404.1 million as of June 30, 2012.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We considered both a market approach and an income approach in order to develop an estimate of the fair value of each reporting unit for purposes of our annual impairment test.  When available, and as appropriate, we use market multiples derived from a set of competitors or companies with comparable market characteristics to establish fair values for a particular reporting unit (market approach).  We also estimate fair value using discounted projected cash flow analysis (income approach).  Potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. In addition, financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital, which is used to determine our discount rate, and through our stock price, which is used to determine our market capitalization. We may be required to recognize impairment of goodwill based on future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units.

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

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued a new standard related to comprehensive income.  This new standard requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement.  In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income.  This new standard does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  The new standard eliminates the option to present comprehensive income on the statement of changes in shareholders’ equity.  This requirement was effective for us beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and required retrospective application for all periods presented.  The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

In September 2011, the FASB issued guidance which amends the existing standards related to annual and interim goodwill impairment tests.  Current guidance requires companies to test goodwill for impairment, at least annually, using a two-step process. The updated guidance provides companies with the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, companies are no longer required to calculate the fair value of a reporting unit unless they determine, based on that qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The new guidance includes examples of the types of events and circumstances to consider in conducting the qualitative assessment.  The amendments were effective for us for annual and interim goodwill tests performed on or after January 1, 2012.  We do not expect this new guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 2:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first six months of 2012 was as follows:

	eDiscovery	Bankruptcy	Settlement Administration	Total
	(in thousands)
Balance as of December 31, 2011	$187,773	$182,116	$32,847	$402,736
Purchase price adjustments	1,276	—	—	1,276
Foreign currency translation	45	—	—	45
Balance as of June 30, 2012	$189,094	$182,116	$32,847	$404,057

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

Identifiable intangible assets as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets:
Customer relationships	$124,512	$62,580	$124,283	$50,813
Trade names	6,591	1,233	3,212	987
Non-compete agreements	18,947	13,218	18,947	11,711
Non-amortizing intangible assets:
Trade names	—	—	5,156	—
Total	$150,050	$77,031	$151,598	$63,511

During the first quarter of 2012, we increased our customer relationships intangible asset recorded in connection with our acquisition of De Novo by $0.2 million.  This adjustment was based on new information obtained since December 31, 2011, related to the results of an independent valuation of the fair value of De Novo’s property, plant and equipment which also impacted the valuation model used for customer relationships.  See Note 11 of our Notes to Condensed Consolidated Financial Statements for further detail.  Customer relationships, non-compete agreements and trade names carry a weighted average life of seven years, five years and eight years, respectively. The AACER® trade name acquired in 2010 was originally determined to have an indefinite life and was therefore not amortized from its October 2010 acquisition date through June 30, 2012.

During the second quarter of 2012, the remaining useful life of the AACER® trade name was evaluated to determine whether events and circumstances continue to support an indefinite useful life and it was determined that an indefinite life is no longer supportable.  This conclusion is based on plans to market current and potential future products or services under the Epiq trade name and we expect the useful life of the AACER® trade name to be ten years.  Accordingly, we will begin amortizing this trade name effective July 1, 2012.

Due to the change from an indefinite life to a ten-year useful life, we tested the AACER® trade name for impairment as of June 30, 2012, based on current financial forecasts and the expected useful life of ten years.  Per the results of this valuation analysis, the carrying value of the trade name exceeded its fair value by $1.8 million and accordingly we have recorded this amount as intangible asset impairment expense in the accompanying Condensed Consolidated Statements of Income.

Amortization expense related to identifiable intangible assets was $6.8 million and $6.2 million for the three months ended June 30, 2012 and 2011, respectively, and $13.5 million and $10.0 million for the six months ended June 30, 2012 and 2011, respectively.  The following table outlines the estimated future amortization expense related to intangible assets at June 30, 2012:

(in thousands)
Year Ending December 31,
2012 (from July 1, 2012 to December 31, 2012)	$13,166
2013	18,988
2014	12,492
2015	9,835
2016	6,968
2017 and thereafter	11,570
Total	$73,019

NOTE 3:   LONG-TERM OBLIGATIONS

The following is a summary of long-term obligations outstanding (in thousands):

	Final Maturity Date	Weighted- Average Interest Rate	June 30, 2012	December 31, 2011
			(in thousands)
Senior revolving loan	December 2015	3.1%	$212,000	$217,000
Capital leases	April 2017	7.0%	5,017	6,025
Notes payable	September 2014	2.2%	9,053	11,004
Acquisition-related liabilities	December 2013	8.1%	16,029	29,449
Total long-term obligations, including current portion			242,099	263,478
Current maturities of long-term obligations
Capital leases			(2,992)	(3,213)
Notes payable			(3,969)	(3,924)
Acquisition-related liabilities			(10,382)	(8,347)
Total current maturities of long-term obligations			(17,343)	(15,484)
Total Long-term obligations			$224,756	$247,994

Credit Facilities

We have a senior credit facility that provides for a senior revolving loan with an aggregate amount of funds available of $325.0 million with a maturity date of December 2015. We have the right, subject to compliance with the covenants as set forth in the credit facility agreement, to increase the borrowings to a maximum of $375.0 million.  The credit facility is secured by liens on our land and buildings and substantially all of our personal property.

Borrowings under the senior revolving loan bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 75 to 175 basis points; and (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 175 to 275 basis points. At June 30, 2012, borrowings of $212.0 million under this facility had a weighted average interest rate of 3.1%. The average amount of borrowings under this facility during the second quarter of 2012 was $219.3 million, at a weighted average interest rate of 3.0%.  The maximum month-end amount outstanding during the second quarter of 2012 was $227.0 million. At June 30, 2012, the amount available for borrowings under the credit facility under the most restrictive debt covenant was approximately $36.0 million.

The financial covenants contained in the credit facility include a total debt leverage ratio and a fixed charge coverage ratio (all as defined in our credit facility agreement).  The leverage ratio is not permitted to exceed 3.00 to 1.00 and the fixed charge coverage ratio is not permitted to be less than 1.25 to 1.00.  As of June 30, 2012, we were in compliance with all financial covenants.

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

Capital Leases

We lease certain equipment under capital leases that generally require monthly payments with final maturity dates during various years through 2017.  As of June 30, 2012, our capital leases had a weighted-average interest rate of approximately 7.0%.

Notes Payable

During the fourth quarter of 2011 we entered into a note payable related to a software license agreement that bears interest of approximately 2.2% and is payable quarterly through September 2014.

Acquisition-related Liabilities

In connection with the acquisitions of Jupiter eSources LLC (“Jupiter eSources”) on October 1, 2010, and De Novo on December 28, 2011, we incurred liabilities related to contingent consideration for earn-out opportunities based on future revenue growth. We estimated the fair value of the contingent consideration using probability assessments of projected revenue over the earn-out period, and applied an appropriate discount rate based upon the weighted average cost of capital.  This fair value is based on significant level 3 inputs that are not observable in the market.

Amounts recorded in connection with acquisition-related liabilities as of June 30, 2012 and December 31, 2012 are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
De Novo contingent consideration:
Current portion	$5,875	$—
Long-term portion	5,647	16,226
Total De Novo contingent consideration	11,522	16,226
De Novo deferred acquisition price
Current portion	4,507	—
Long-term portion	—	4,870
Total De Novo deferred acquisition price	4,507	4,870
Jupiter eSources deferred acquisition price
Current portion	—	8,353
Total acquisition-related liabilities	$16,029	$29,449

Jupiter eSources

The undiscounted amount of all potential future payments that we could be required to make under the Jupiter eSources earn-out was between $0 and $20 million over a four-year measurement period following the October 1, 2010 date of acquisition.  During the second quarter of 2011 a $2.8 million reduction in the fair value of the Jupiter eSources potential contingent consideration was recorded.  During the fourth quarter of 2011, based on our probability assessments over the remainder of the earn-out period, we determined that it is not likely that any earn-out for Jupiter eSources will be achieved and based on this continued assessment, there is no liability recorded related to this earn-out as of June 30, 2012 and December 31, 2011.

In connection with the acquisition of Jupiter eSources, we withheld a portion of the purchase price for potential claims for indemnification and purchase price adjustments in the amount of $8.4 million that was paid in May 2012.

De Novo

The undiscounted amount of all potential future payments that we could be required to make under the De Novo earn-out opportunity is between $0 and $29.1 million over a two-year measurement period following December 28, 2011, the date of acquisition.  A portion of the De Novo earn-out is contingent upon certain of the sellers remaining employees of Epiq.  If those sellers do not remain employees of Epiq, the portion of the earn-out to which they were entitled is forfeited and will not be allocated to the remaining sellers.  The portion of the contingent consideration that is not tied to employment was considered to be part of the total consideration paid for net assets in connection with the purchase of De Novo and has been measured and recognized at fair value.

In connection with the acquisition of De Novo, a portion of the purchase price is being held by us and deferred until June 2013 as security for potential indemnification claims.  This amount has been discounted using an appropriate imputed interest rate.

During the second quarter of 2012, the employment for one of the De Novo employees entitled to a portion of the earn-out ended.  According to the purchase agreement with De Novo, a portion of the earn-out subject to continued employment of this employee was forfeited in its entirety.

As of June 30, 2012, based on the present value calculation of the potential payouts determined through an analysis of current projected revenue measures related to this potential contingent consideration, and including the impact of the forfeiture discussed above, a decrease in fair value of $5.5 million was recorded related to the earn-out which is included in “Fair value adjustment to contingent consideration” in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012.

See Note 11 of our Notes to Condensed Consolidated Financial Statements for further detail related to the De Novo earn-out and holdback amounts.

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

The computation of basic and diluted net income per share for the three and six months ended June 30, 2012 is as follows:

	Three months ended June 30, 2012			Six months ended June 30, 2012
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)

Net income	$5,157			$7,196
Less: amounts allocated to nonvested shares	(62)			(76)

Basic net income available to common stockholders	5,095	35,599	$0.14	7,120	35,539	$0.20

Effect of dilutive securities:
Stock options	—	889		—	929
Add back: amounts allocated to nonvested shares	62	—		76	—
Less: amounts re-allocated to nonvested shares	(62)	—		(76)	—
Diluted net income available to common stockholders	$5,095	36,488	$0.14	$7,120	36,468	$0.20

The computation of basic and diluted net income per share for the three and six months ended June 30, 2011 is as follows:

	Three months ended June 30, 2011			Six months ended June 30, 2011
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)

Net income	$2,773			$5,855
Less: amounts allocated to nonvested shares	—			(4)

Basic net income available to common stockholders	2,773	35,069	$0.08	5,851	35,081	$0.17

Effect of dilutive securities:
Stock options	—	1,441		—	1,364
Nonvested shares	—	—		4	62
Diluted net income available to common stockholders	$2,773	36,510	$0.08	$5,855	36,507	$0.16

For the three months ended June 30, 2012 and 2011, weighted-average outstanding stock options totaling approximately 3.2 million and 1.8 million, respectively, were anti-dilutive and for the six months ended June 30, 2012 and 2011, weighted-average outstanding stock options totaling approximately 3.2 million and 2.2 million, respectively, were antidilutive, and therefore not included in the computation of diluted net income per share.

NOTE 5:   SHARE-BASED COMPENSATION

The fair value of the share-based awards is measured at grant date and the resulting compensation expense is recognized on a straight-line basis over the requisite service period.  The following table presents share-based compensation expense, which is a non-cash charge, included in the below noted captions within the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Direct cost of services	$33	$29	$121	$126
General and administrative	1,516	1,651	3,282	3,391
Share-based compensation expense	1,549	1,680	3,403	$3,517
Income tax benefit	(679)	(727)	(1,487)	(1,523)
Total share-based compensation expense, net of tax	$870	$953	$1,916	$1,994

The 2004 Equity Incentive Plan, as amended (the “2004 Plan”), limits the grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock awards under the 2004 Plan to an aggregate of 7,500,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited will be available for future grants. At June 30, 2012, there were approximately 348,000 shares of common stock available for future equity-related grants under the 2004 Plan.

During the six months ended June 30, 2012, we granted 430,000 nonvested share awards at a weighted-average grant date price of $11.85 per share.  These awards vest 12 months after the date of grant upon achievement of a performance condition for the calendar year ending December 31, 2012. As of June 30, 2012 we have assessed the likelihood that the performance condition will be met and have recorded the related expense based on the estimated outcome. We also granted 110,000 stock options during the six months ended June 30, 2012, with a weighted-average exercise price of $11.55 per share, all of which vest 20% per year over five years.

We settle stock option exercises and nonvested share awards with newly issued common shares or treasury stock.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used and the weighted-average fair value per option granted.

	Six months ended June 30,
	2012	2011
Expected life of stock option (years)	6.6	6.6
Expected volatility	37%	30%
Risk-free interest rate	1.3%	2.5%
Dividend yield	1.5%	1.1%
Weighted average grant-date fair value	$3.73	$4.49

As of June 30, 2012 there was $6.8 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based awards, which will be recognized over a weighted-average period of 2.2 years.

NOTE 6:   SEGMENT REPORTING

We have three reporting segments: eDiscovery, bankruptcy, and settlement administration.  Our eDiscovery business provides collections and forensics, processing, search and review, and document review and staffing services to companies and the litigation departments of law firms.  Produced documents are made available primarily through a hosted environment, and our DocuMatrix™ software allows for efficient attorney review and data requests.  Our bankruptcy business provides solutions that address the needs of trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization and provides software to monitor bankruptcy cases for creditors.  Our settlement administration business provides managed services including legal notification, claims administration, project administration and controlled disbursement.

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

Following is a summary of segment information for the three months ended June 30, 2012. The intersegment revenues in the three months ended June 30, 2012 related primarily to call center and legal notification services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended June 30, 2012
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$42,711	$21,466	$25,660	$—	$89,837
Intersegment revenue	104	—	662	(766)	—

Operating revenue before reimbursed direct costs	42,815	21,466	26,322	(766)	89,837
Operating revenue from reimbursed direct costs	266	1,674	6,118	—	8,058
Total revenue	43,081	23,140	32,440	(766)	97,895

Direct costs, general and administrative costs	27,059	12,696	27,407	(766)	66,396
Segment performance measure	$16,022	$10,444	$5,033	$—	$31,499

Following is a summary of segment information for the three months ended June 30, 2011. The intersegment revenues in the three months ended June 30, 2011 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended June 30, 2011
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$38,717	$21,532	$8,442	$—	$68,691
Intersegment revenue	3	—	370	(373)	—

Operating revenue before reimbursed direct costs	38,720	21,532	8,812	(373)	68,691
Operating revenue from reimbursed direct costs	131	1,167	3,965	—	5,263
Total revenue	38,851	22,699	12,777	(373)	73,954

Direct costs, general and administrative costs	22,555	11,273	11,877	(373)	45,332
Segment performance measure	$16,296	$11,426	$900	$—	$28,622

Following is a reconciliation of our segment performance measure to income before income taxes.

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Segment performance measure	$31,499	$28,622
Corporate and unallocated expenses	(9,010)	(8,072)
Share-based compensation expense	(1,549)	(1,680)
Depreciation and software and leasehold amortization	(6,523)	(5,806)
Amortization of intangible assets	(6,752)	(6,195)
Fair value adjustment to contingent consideration	5,471	2,775
Intangible asset impairment expense	(1,777)	—
Other operating expense	54	(3,427)
Interest expense, net	(2,712)	(1,746)
Income before income taxes	$8,701	$4,471

Following is a summary of segment information for the six months ended June 30, 2012. The intersegment revenues in the six months ended June 30, 2012, related primarily to call center and legal notification services performed by the settlement administration segment for the bankruptcy segment.

	Six Months Ended June 30, 2012
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$91,559	$45,695	$35,410	$—	$172,664
Intersegment revenue	152	—	2,159	(2,311)	—

Operating revenue before reimbursed direct costs	91,711	45,695	37,569	(2,311)	172,664
Operating revenue from reimbursed direct costs	722	3,151	9,830	—	13,703
Total revenue	92,433	48,846	47,399	(2,311)	186,367

Direct costs, general and administrative costs	58,818	26,677	39,872	(2,311)	123,056
Segment performance measure	$33,615	$22,169	$7,527	$—	$63,311

Following is a summary of segment information for the six months ended June 30, 2011. The intersegment revenues in the six months ended June 30, 2011, related primarily to call center and legal notification services performed by the settlement administration segment for the bankruptcy segment.

	Six Months Ended June 30, 2011
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenue:
Operating revenue before reimbursed direct costs	$59,688	$44,306	$18,910	$—	$122,904
Intersegment revenue	8	—	906	(914)	—

Operating revenue before reimbursed direct costs	59,696	44,306	19,816	(914)	122,904
Operating revenue from reimbursed direct costs	211	2,154	8,307	—	10,672
Total revenue	59,907	46,460	28,123	(914)	133,576

Direct costs, general and administrative costs	33,780	22,535	25,915	(914)	81,316
Segment performance measure	$26,127	$23,925	$2,208	$—	$52,260

Following is a reconciliation of our segment performance measure to income before income taxes.

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Segment performance measure	$63,311	$52,260
Corporate and unallocated expenses	(20,172)	(14,275)
Share-based compensation expense	(3,403)	(3,517)
Depreciation and software and leasehold amortization	(13,251)	(11,013)
Amortization of intangible assets	(13,521)	(9,961)
Fair value adjustment to contingent consideration	5,471	2,775
Intangible asset impairment expense	(1,777)	—
Other operating expense	225	(3,910)
Interest expense, net	(5,432)	(2,551)
Income before income taxes	$11,451	$9,808

Following are total assets by segment.

	June 30, 2012	December 31, 2011
	(in thousands)
Assets
eDiscovery	$346,306	$343,868
Bankruptcy	243,862	246,203
Settlement Administration	52,804	52,911
Corporate and unallocated	26,985	35,682
Total consolidated assets	$669,957	$678,664

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1. There have been no transfers between Level 1 and Level 2 during the six months ended June 30, 2012.  Our Level 3 liability is valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the contingent consideration.

For fair value measurements categorized within Level 3 of the fair value hierarchy, our accounting and finance management, who report to the chief financial officer, determine our valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance management and are approved by the chief financial officer.  Fair value calculations are generally prepared by third-party valuation experts who rely on discussions with management in addition to the use of management’s assumptions and estimates as they related to the assets or liabilities in Level 3.  Such assumptions and estimates include such inputs as estimates of future cash flows, projected profit and loss information, discount rates, and assumptions as they relate to future pertinent events.  Through regular interaction with the third-party valuation experts, finance and accounting management determine that the valuation techniques used and inputs and outputs of the models reflect the requirements of accounting standards as they relate to fair value measurements.  Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

As of June 30, 2012 and December 31, 2011, our assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows:

		Estimated Fair Value Measurements
Items Measured at Fair Value on a	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Recurring Basis	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2012:
Assets:
Money market funds	$34	$34	$—	$—
Liabilities:
Contingent consideration (1)	$11,522	$—	$—	$11,522

December 31, 2011:
Assets:
Money market funds	$34	$34	$—	$—
Liabilities:
Contingent consideration (1)	$16,226	$—	$—	$16,226

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

As of June 30, 2012 and December 31, 2011, the carrying value of our trade accounts receivable, accounts payable, certain other liabilities, deferred acquisition price payments and capital leases approximated fair value. The amount outstanding under our credit facility at June 30, 2012 and December 31, 2011 was $212.0 million and $217.0 million, respectively, which approximated fair value due to the borrowing rates currently available to us for debt with similar terms and is classified as Level 2.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)
Contingent Consideration

Beginning balance December 31, 2011	$16,226
Increase in fair value related to accretion	767
Decrease in fair value of contingent consideration obligation	(5,471)
Ending balance June 30, 2012	$11,522

The decrease in fair value of $5.5 million during the six months ended June 30, 2012, is attributable to the change in fair value of the contingent consideration for the De Novo acquisition which is reflected in “Fair value adjustment to contingent consideration” on the Condensed Consolidated Statements of Income.  See Note 11 of our Notes to Condensed Consolidated Financial Statements for further detail related to the De Novo contingent consideration amounts.

NOTE 8:    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Six months ended June 30,
	2012	2011

Cash paid for:
Interest	$3,243	$1,293
Income taxes paid, net	3,709	2,675
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	1,960	925
Capitalized lease obligations incurred	—	196
Dividends declared but not yet paid	2,342	1,239
Obligations incurred in acquisition	—	942

NOTE 9:               EQUITY

Share Repurchase

On June 1, 2012, our board of directors (the “Board”) authorized the repurchase, on or prior to December 31, 2013, of up to an aggregate of $35.0 million of our outstanding shares of common stock (the “2012 Share Repurchase Program”).  Repurchases may be made pursuant to the 2012 Share Repurchase Program from time to time at prevailing market prices in the open market, in block trades or in privately negotiated purchases, or any combination thereof.  Epiq may utilize one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to applicable laws to effect all or a portion of the repurchases.  The timing, manner, price and amount of any share repurchases under the 2012 Share Repurchase Program will be determined by the Company in its discretion and will be subject to market and economic conditions, prevailing stock prices, loan covenants, leverage objectives, applicable legal and regulatory requirements, and other factors.  On June 1, 2012, the Board also approved the termination of our previous share repurchase program authorized by the Board in October 2010 (the “2010 Share Repurchase Program”).  There were no share repurchases under the 2010 Share Repurchase Program during the second quarters of 2012 or 2011.

As of June 30, 2012, we had purchased 120,000 shares of common stock under the 2012 Share Repurchase Program for approximately $1.4 million, at an average cost of $12.04 per share.  During the six months ended June 30, 2011, we purchased 745,414 shares of common stock under the 2010 Share Repurchase Program for approximately $10.0 million, at an average cost of $13.37 per share.

We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.  During the three months ended June 30, 2012, we repurchased 14,325 shares for approximately $0.2 million from an employee which satisfied the employee’s tax withholding obligation.  During the six months ended June 30, 2012, we repurchased 169,093 shares for approximately $2.0 million and during the six months ended June 30, 2011, we repurchased 66,290 shares for approximately $0.9 million to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.

Dividend

On March 1, 2012, the Board declared a cash dividend of $0.05 per outstanding share of common stock, which was paid on May 18, 2012 to shareholders of record as of the close of business on April 16, 2012.  On May 29, 2012, the Board declared a cash dividend of $0.065 per share of outstanding common stock, payable on August 17, 2012 to shareholders of record as of the close of business on July 16, 2012.  Dividends payable of approximately $2.3 million is included as a component of “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at June 30, 2012.

NOTE 10:             LEGAL PROCEEDINGS

Employee Arbitration

On January 18, 2012, hearings concluded in a consolidated arbitration proceeding commenced in 2009 before the American Arbitration Association in New York, New York, which was filed by four former employees of Epiq and its indirect, wholly owned subsidiary, Epiq eDiscovery Solutions, Inc. (“EDS”) alleging claims of wrongful employment termination.  In April 2012, the parties completed post-trial briefing to the arbitration panel.  In May 2012, the matter concluded and approximately $0.1 million was paid by the Company in June 2012 and is included in “Other operating (income) expense” on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012.

Purported Software License Complaint

On or about June 24, 2011, EDS filed a lawsuit against Sybase, Inc. (“Sybase”) and Does 1 to 50, et al. in the Superior Court of the State of California, Alameda County (the “Superior Court”), alleging breach of contract and requesting a declaratory judgment against Sybase.  EDS’s complaint against Sybase relates to a dispute that has arisen under a software license agreement between EDS and Sybase (the “Agreement”) and encompasses a request by EDS for the Superior Court to issue an order:  (a) declaring that EDS currently owes Sybase nothing under the Agreement, and (b) requiring Sybase to provide EDS with certain license keys to software licenses that EDS purchased from Sybase under the Agreement.  On or about July 29, 2011, Sybase filed an answer to the complaint and a cross-complaint, which Sybase subsequently amended, against EDS and Does 51-60 relating to that same dispute and Agreement, alleging that, among other things, EDS owes Sybase additional amounts under the Agreement totaling at least $7.0 million, plus interest and costs of the lawsuit.

In June 2012, EDS and Sybase reached an agreement related to this matter pursuant to which the lawsuit will be dismissed with prejudice.  EDS acquired certain perpetual software licenses valued at $2.6 million which will be paid in two installments.  The first installment of $1.5 million was paid in June 2012 and the remainder will be paid in September 2012. EDS has capitalized the cost of the software licenses and is currently using the licensed software in its operations and plans to continue doing so for the foreseeable future.  The cost of the licenses is recorded in the accompanying Condensed Consolidated Balance Sheets included in Property, Plant & Equipment and will be amortized over their remaining useful lives of three years.

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

Transaction related costs, which were expensed during the period in which they were incurred, are reflected in “Other operating expense” in the Condensed Consolidated Statements of Income, and totaled $0.5 million and $3.7 million for the three and six months ended June 30, 2011, for this acquisition.

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

The total purchase price transferred to effect the acquisition was as follows (in thousands):

(in thousands)
Cash paid at closing	$67,866
Fair value of deferred cash consideration at closing	4,417
Fair value of contingent consideration at closing	16,226
Working capital adjustment	(1,861)
Total purchase price	$86,648

In connection with this acquisition $5.0 million of the purchase price is being held by us and deferred for 18 months following the closing date of the acquisition as security for potential claims for indemnification.  During the first quarter 2012, we adjusted the purchase price to reflect a reduction to this deferred cash consideration related to an uncollected account receivable indemnified by the sellers.  This holdback has been discounted using a discount rate of 11%.  At June 30, 2012, $4.5 million was recorded in “Current maturities of long-term obligations” and at December 31, 2011 $4.9 million was recorded in “Long-term obligations” on the Condensed Consolidated Balance Sheets related to this holdback.  Also during the first quarter of 2012, we finalized the calculation of the working capital adjustment to the purchase price as reflected in the table above.

In connection with an earn-out related to substantial future revenue growth, we have recorded a liability related to potential contingent consideration. The undiscounted amount of all potential future payments under the earn-out opportunity is between $0 and $29.1 million over a two-year measurement period following the acquisition date. Approximately one-quarter of the De Novo earn-out opportunity is also contingent upon certain of the sellers remaining employees of Epiq.  If those sellers do not remain employees of Epiq, the portion of the earn-out to which they were entitled is forfeited by them and will not be allocated to the remaining sellers.  During the second quarter of 2012, the employment of a De Novo employee entitled to a portion of the earn-out ended.  According to the purchase agreement with De Novo, a portion of the earn-out subject to continued employment for this employee was forfeited in its entirety.

The portion of the contingent consideration that is not tied to employment was considered to be part of the total consideration transferred for the purchase of De Novo and has been measured and recognized at fair value.  As of June 30, 2012, $5.9 million is included in “Current maturities of long-term obligations “and $5.6 million is included in “Long-term Obligations” on the Condensed Consolidated Balance Sheet.  As of December 31, 2011, $ 16.2 million was included in “Long-term Obligations” on the Condensed Consolidated Balance Sheet.

The portion of the contingent consideration that is tied to employment is being accounted for as compensation expense when incurred.  As of June 30, 2012, $1.3 million of the estimate of future potential payouts has been accrued of which $0.9 million is included in “Other accrued liabilities” and $0.4 million is included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheet.  As of December 31, 2011, no amounts related to the acquisition-related compensation had been accrued for the period December 28, 2011 through December 31, 2011 as they were immaterial.  Compensation expense related to this portion of the estimate of the earn-out is reflected in “General and administrative expense” on the Condensed Consolidated Statements of Income and included a credit of $0.4 million and expense of $1.3 million for the three and six months ended June 30, 2012, respectively.

The fair value of potential contingent consideration was determined using a present value calculation of the potential payouts based on projected revenue.  Subsequent fair value changes, measured quarterly, up to the end of the final measurement period will be recognized in earnings.  Based on the analysis performed as of June 30, 2012, determined through an analysis of the current projected revenue measure related to this potential contingent consideration, and including the impact of the forfeiture discussed above, a decrease in fair value of $5.5 million was recorded related to the acquisition-related obligation for the earn-out and this adjustment is included in “Fair value adjustment to contingent consideration” in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012.  Also, in conjunction with the quarterly fair value assessment of the compensation-related contingent consideration, approximately $1.7 million of previously accrued compensation expense was reversed during the quarter ended June 30, 2012 which is included in “General and administrative” expense on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012, respectively.

The change in fair value of the De Novo earn-out also includes $0.4 million and $0.8 million of change in fair value accretion expense, which is included in “Interest expense” in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2012, respectively.

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

Based on the results of an independent valuation, we initially allocated approximately $34.4 million of the purchase price to acquired intangible assets. During the first quarter of 2012, based on new information obtained since December 31, 2011, related to the results of an independent valuation of the fair value of property, plant and equipment acquired in connection with the De Novo acquisition, we adjusted the preliminary purchase price allocation to reflect a $1.5 million reduction in property, plant and equipment along with a corresponding increase of $1.3 million to goodwill and a $0.2 million increase to the customer relationship intangible asset.

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

Pro Forma Financial Information

The following unaudited condensed pro forma financial information presents consolidated results of operations as if the De Novo and Encore acquisitions had taken place on January 1, 2010 (in thousands).  These amounts were prepared in accordance with the acquisition method of accounting under existing standards and are not necessarily indicative of the results of operations that would have occurred if our acquisitions of De Novo and Encore had been completed on January 1, 2010, nor are they indicative of our future operating results. These unaudited pro forma amounts include an adjustment to reclassify acquisition expenses related to Encore and De Novo to 2010 whereas they were actually incurred throughout 2011.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Total revenue	$88,352	$173,189
Operating revenue	83,089	162,517
Net income	7,050	15,103

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

Overview

We are a leading global provider of technology-enabled solutions for electronic discovery, bankruptcy and class action administration.  We offer full-service capabilities, which include eDiscovery for litigation, investigations, financial transactions, regulatory, compliance and other legal matters.  Our innovative technology and services, combined with deep subject-matter expertise, provide reliable solutions for the professionals we serve.

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

Our primary offices are in New York, Phoenix, London and Hong Kong and we operate data centers in the United States, Europe and Asia. IQ Review™ is our combination of intelligent technology and expert services which incorporates new prioritization technology into DocuMatrix™, our flagship document management platform.  Epiq Portal™ is a web-based platform that provides clients real-time visibility into discovery projects with connectors to both our proprietary products and to third party tools.  Key benefits include cost-based reporting and budgeting tools, activity tracking, trend analysis and a project management console.

On December 28, 2011, we acquired De Novo Legal LLC (“De Novo”) for approximately $86.6 million and $5.0 million is being held by us and deferred for eighteen months following the closing as security for potential indemnification claims.  In addition to the net closing consideration, there is contingent consideration consisting of an earn-out based on future operating revenue growth.  The potential undiscounted amount of all future payments that we could be required to make under the earn-out opportunity is between $0 and $29.1 million over a two-year period.  The transaction was funded from our credit facility. See Note 11 of our Notes to Condensed Consolidated Financial Statements for further detail.

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

Bankruptcy

Bankruptcy is an integral part of the United States’ economy.  As of the most recently reported data by the Administrative Office of the U.S. Courts for the twelve-month period ended March 31, 2012 and 2011, there were approximately 1.37 million and 1.57 million new bankruptcy filings, respectively. Bankruptcy filings for the twelve-month period ended March 31, 2012 decreased 13% versus the twelve-month period ended March 31, 2011.  During this period, Chapter 7 filings decreased 14%, Chapter 11 filings fell 13%, and Chapter 13 filings decreased 10%.

Our bankruptcy business provides solutions that address the needs of Chapter 7, Chapter 11, and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

•                  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended March 31, 2012, accounted for approximately 70% of all bankruptcy filings.  In a Chapter 7 case, the debtor’s assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors.  Chapter 7 cases typically last several years.

•                  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the twelve-month period ended March 31, 2012, accounted for approximately 1% of all bankruptcy filings.  Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations.  Chapter 11 cases generally last several years.

•                  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended March 31, 2012, accounted for approximately 29% of all bankruptcy filings.  In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors.  Chapter 13 cases typically last between three and five years.

Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. Our trustee services deposit portfolio averaged approximately $2.0 billion during the six months ended June 30, 2012, while pricing continued at floor pricing levels under our agreements due to the low short-term interest rate environment.

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

Results of Operations for the Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations.  Also see discussion of segment results in Results of Operations by Segment section below.

Consolidated Results

	Three Months Ended June 30,		$ Change Increase /
Amounts in thousands	2012	2011	(Decrease)	% Change
Operating revenue before reimbursed direct costs	$89,837	$68,691	$21,146	31%
Operating revenue from reimbursed direct costs	8,058	5,263	2,795	53%
Total Revenue	97,895	73,954	23,941	32%

Direct cost of services (exclusive of depreciation and amortization shown separately below)	40,254	22,072	18,182	82%
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	749	782	(33)	-4%
Reimbursed direct costs	7,720	5,152	2,568	50%
General and administrative	28,232	27,078	1,154	4%
Depreciation and software and leasehold amortization	6,523	5,806	717	12%
Amortization of identifiable intangible assets	6,752	6,195	557	9%
Fair value adjustment to contingent consideration	(5,471)	(2,775)	(2,696)	N/M
Intangible asset impairment expense	1,777	—	1,777	N/M
Other operating (income) expense	(54)	3,427	(3,481)	-102%
Total Operating Expense	86,482	67,737	18,745	28%

Income From Operations	11,413	6,217	5,196	84%

Interest Expense (Income)
Interest expense	2,713	1,757	956	54%
Interest income	(1)	(11)	10	N/M
Net Interest Expense	2,712	1,746	966	55%

Income Before Income Taxes	8,701	4,471	4,230	95%

Provision for Income Taxes	3,544	1,698	1,846	N/M

Net Income	$5,157	$2,773	$2,384	86%

Revenue

The increase in operating revenue exclusive of revenue originating from reimbursed direct costs was driven by a $4.0 million increase in the eDiscovery segment and a $17.2 million increase in the settlement administration segment from a large active engagement which was principally completed in the second quarter of 2012.

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

Operating Expense

The increase in direct cost of services, exclusive of depreciation and amortization, was primarily the result of a $4.4 million increase in compensation related expense, primarily related to the De Novo acquisition, an $11.5 million increase related primarily to costs for legal notification and advertising services related to a large active engagement in the second quarter of 2012, a $0.9 million increase in software maintenance costs, and a $1.5 million increase related to outside services, offset by a $0.3 million decrease in general office expense and a $0.5 million decrease in third party material costs.

The decrease in direct cost of bundled products and services, exclusive of depreciation and amortization, was primarily related to a decrease in compensation expense.

The increase in reimbursed direct costs for the three months ended June 30, 2012 as compared to 2011 corresponds to the increase in operating revenue from reimbursed direct costs.

This increase in general and administrative costs was primarily due to an increase of $0.7 million in compensation and related expense which is primarily related to the De Novo acquisition, a $0.5 million increase in travel and related expense, a $0.7 million increase in legal expense during the three months ended June 30, 2012, and a $0.3 million increase in lease expense primarily related to the De Novo acquisition, offset by a $0.6 million decrease in maintenance service contracts and a $0.6 million decrease in professional services expense.

Depreciation and software and leasehold amortization costs increased primarily as a result of increased depreciation on equipment and software related to investments in our business segments and depreciation on the equipment acquired from the De Novo acquisition.

Amortization of identifiable intangible assets increased due the acquisition of intangible assets associated with the acquisition of De Novo in the fourth quarter of 2011.

The fair value adjustment to contingent consideration of $5.5 million of income during the three months ended June 30, 2012 resulted from a fair value adjustment to the contingent consideration related to the De Novo acquisition. The fair value adjustment to contingent consideration of $2.8 million of income during the three months ended June 30, 2011 resulted from a fair value adjustment to the contingent consideration related to the Jupiter eSources acquisition.  See Notes 7 and 11 of our Notes to Condensed Consolidated Financial Statements for further detail.

Intangible asset impairment expense was $1.8 million for the three months ended June 30, 2012 related to an impairment of the AACER® trade name acquired as part of the Jupiter eSources acquisition in 2010.  See Note 2 of our Notes to Condensed Consolidated Financial Statements for further detail.

Interest Expense, Net

The increase in net interest expense was primarily due to interest expense resulting from increased borrowings on our senior revolving loan to fund the Encore and De Novo acquisitions in April 2011 and December 2011, respectively, in addition to $0.6 million of accretion expense related to acquisition related obligations in connection with the De Novo acquisition.

Income Taxes

Our effective tax rate for the three months ended June 30, 2012 was 40.7% compared to 38.0% in the prior year.  The year-over-year increased tax rate is primarily due to the change in expected mix of taxable income by jurisdictions.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.  The table below presents operating revenue, direct and administrative costs (including reimbursed costs) and segment performance measure for each of our reportable segments and a reconciliation of the segment performance measure to consolidated income before income taxes.

	Three Months Ended June 30,		$ Change Increase /
Amounts in thousands	2012	2011	(Decrease)	% Change
Operating revenue before reimbursed direct costs
eDiscovery	$42,711	$38,717	$3,994	10%
Bankruptcy	21,466	21,532	(66)
Settlement Administration	25,660	8,442	17,218	204%
Total operating revenue before reimbursed direct costs	$89,837	$68,691	$21,146	31%

Operating revenue from reimbursed direct costs
eDiscovery	$266	$131	$135	103%
Bankruptcy	1,674	1,167	507	43%
Settlement Administration	6,118	3,965	2,153	54%
Total operating revenue before reimbursed direct costs	$8,058	$5,263	$2,795	53%

Direct costs, general and administrative costs
eDiscovery	$27,059	$22,555	$4,504	20%
Bankruptcy	12,696	11,273	1,423	13%
Settlement Administration	27,407	11,877	15,530	N/M
Intercompany eliminations	(766)	(373)	(393)	105%
Total direct costs, general and administrative costs	$66,396	$45,332	$21,064	46%

Segment performance measure
eDiscovery	$16,022	$16,296	$(274)	-2%
Bankruptcy	10,444	11,426	(982)	-9%
Settlement Administration	5,033	900	4,133	459%
Total segment performance measure	$31,499	$28,622	$2,877	10%

Segment performance measure	$31,499	$28,622	$2,877	10%
Corporate and unallocated expenses	(9,010)	(8,072)	(938)	12%
Share-based compensation expense	(1,549)	(1,680)	131	-8%
Depreciation and software and leasehold amortization	(6,523)	(5,806)	(717)	12%
Amortization of intangible assets	(6,752)	(6,195)	(557)	9%
Fair value adjustment to contingent consideration	5,471	2,775	2,696	N/M
Intangible asset impairment expense	(1,777)	—	(1,777)	N/M
Other operating expense	54	(3,427)	3,481	N/M
Interest expense, net	(2,712)	(1,746)	(966)	55%
Income before income taxes	$8,701	$4,471	$4,230	95%

eDiscovery Segment

eDiscovery segment operating revenue increased $4.0 million compared to the prior year period. The prior year quarter included several large matters which concluded last year.

eDiscovery direct, general and administrative costs, including reimbursed direct costs, increased primarily as a result of the De Novo acquisition.  The increase was primarily a result of a $3.6 million increase in compensation related expenses, a $0.9 million increase in software maintenance costs, offset by a $0.5 million increase in maintenance service contracts related to software and office equipment, a $0.5 million decrease in third party material costs and a $0.2 million decrease in general office expense.

Bankruptcy Segment

Bankruptcy segment operating revenue before reimbursed direct costs for the three months ended June 30, 2012 was consistent with the same period in the prior year.

Bankruptcy direct, general and administrative costs, including reimbursed direct costs, increased primarily as a result of a $0.2 million increase in compensation related expenses, a $0.1 million increase in expenses related to claims management, a $0.4 million increase in outside services, a $0.5 million increase in reimbursed direct costs, and a $0.2 million increase in legal notification costs.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs increased compared to the prior year, primarily due to a large active engagement, which was principally completed in the second quarter of 2012, that increased legal notification and advertising services as compared to the prior year.

Settlement administration direct, general and administrative costs increased primarily related to an increase in legal advertising costs of $11.3 million related to a large active engagement which increased legal notification and advertising services, an increase of $2.0 million in reimbursed direct costs, a $0.8 million increase in compensation expense, and an increase of $1.2 million in outside services

Results of Operations for the Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations.  Also see discussion of segment results in Results of Operations by Segment section below

Consolidated Results

	Six Months Ended June 30,		$ Change Increase /
Amounts in thousands	2012	2011	(Decrease)	% Change
Operating revenue before reimbursed direct costs	$172,664	$122,904	$49,760	40%
Operating revenue from reimbursed direct costs	13,703	10,672	3,031	28%
Total Revenue	186,367	133,576	52,791	40%

Direct cost of services (exclusive of depreciation and amortization shown separately below)	71,575	40,638	30,937	76%
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	1,504	1,613	(109)	-7%
Reimbursed direct costs	13,288	10,489	2,799	27%
General and administrative	60,264	46,368	13,896	30%
Depreciation and software and leasehold amortization	13,251	11,013	2,238	20%
Amortization of identifiable intangible assets	13,521	9,961	3,560	36%
Fair value adjustment to contingent consideration	(5,471)	(2,775)	(2,696)	N/M
Intangible asset impairment expense	1,777	—	1,777	N/M
Other operating (income) expense	(225)	3,910	(4,135)	N/M
Total Operating Expense	169,484	121,217	48,267	40%

Income From Operations	16,883	12,359	4,524	37%

Interest Expense (Income)
Interest expense	5,439	2,567	2,872	112%
Interest income	(7)	(16)	9	N/M
Net Interest Expense	5,432	2,551	2,881	113%

Income Before Income Taxes	11,451	9,808	1,643	17%

Provision for Income Taxes	4,255	3,953	302	8%

Net Income	$7,196	$5,855	$1,341	23%

Revenue

The increase in operating revenue exclusive of revenue originating from reimbursed direct was driven by a $31.9 million increase in the eDiscovery segment, a $1.4 million increase in the bankruptcy segment and a $16.5 million increase in the settlement administration segment related to a large active engagement which was principally completed in the second quarter of 2012.

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

Operating Expense

The increase in direct cost of services, exclusive of depreciation and amortization, was primarily the result of an $16.5 million increase in compensation related expense primarily related to the Encore and De Novo acquisitions, an $11.0 million increase in costs related primarily to a large active engagement which increased legal notification and advertising services, a $1.2 million increase in outside services, a $0.7 million increase in third-party material costs, a $0.6 million increase in software maintenance costs and a $0.9 million increase in expense related to claims management under a services agreement, offset by a $0.8 million decrease in general office expense.

The increase in direct cost of bundled products and services, exclusive of depreciation and amortization, was primarily related to compensation expense primarily related to the Encore and De Novo acquisitions.

The increase in reimbursed direct costs for the three months ended June 30, 2012 as compared to 2011 corresponds to the increase in operating revenue from reimbursed direct costs.

This increase in general and administrative costs was primarily due to an increase of $9.4 million in compensation related expense which is primarily related to the Encore and De Novo acquisitions.  In addition to the increase in compensation expense, a $1.4 million increase in travel and related expense, a $0.8 million increase in office and equipment lease expense , a $1.0 million increase in legal settlement expense, a $0.6 million increase in telephone and utilities expense and a $0.5 million increase in general office expense, substantially all of which are related to the Encore and De Novo acquisitions, also contributed to the increase in general and administrative costs in 2012.

Depreciation and software and leasehold amortization costs increased primarily as a result of increased depreciation on equipment and software related to investments in our business segments and depreciation on the equipment acquired from the Encore and De Novo acquisitions.

Amortization of identifiable intangible assets increased due the acquisition of intangible assets associated with the acquisitions of Encore and De Novo in the second and fourth quarters of 2011, respectively.

The fair value adjustment to contingent consideration of income of $5.5 million during the six months ended June 30, 2012 resulted from a fair value adjustment to the contingent consideration related to the De Novo acquisition. The fair value adjustment to contingent consideration of income of $2.8 million during the six months ended June 30, 2011 resulted from a fair value adjustment to the contingent consideration related to the Jupiter eSources acquisition.  See Notes 7 and 11 of our Notes to Condensed Consolidated Financial Statements for further detail.

Intangible asset impairment expense was $1.8 million for the six months ended June 30, 2012 related to an impairment of the AACER® trade name acquired as part of the Jupiter eSources acquisition in 2010.  See Note 2 of our Notes to Condensed Consolidated Financial Statements for further detail.

Interest Expense, Net

The increase in net interest expense was primarily due to interest expense resulting from increased borrowings on our senior revolving loan to fund the Encore and De Novo acquisitions in April 2011 and December 2011, respectively, in addition to $1.3 million of accretion expense related primarily to acquisition related obligations in connection with the De Novo acquisition.

Income Taxes

Our effective tax rate for the six months ended June 30, 2012 was 37.2% compared to 40.3% in the prior year.  The reduced tax rate is primarily due to agreements regarding our investment and employee incentive credit claims with New York State.  In late January 2012, proceeds were received and as a result we recognized $0.5 million of unrecognized tax benefits, of which $0.3 million affected our effective tax rate as well as $0.1 million of interest income which also affected our tax rate. The proceeds reduced our year to date 2012 effective tax rate by approximately 3%.

In January 2012, we were notified that our 2009 United States federal income tax return will be examined by the Internal Revenue Service.  At this time we have no reason to believe that an assessment, if any, will be material.  On December 31, 2011, the federal research credit expired.  Although extending the credit beyond 2011 has been introduced into legislation, it has not been passed by Congress or signed into law.  If the credit is extended, this would decrease our effective tax rate in future tax periods.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 6 of our Notes to Condensed Consolidated Financial Statements.  The table below presents operating revenue, direct and administrative costs (including reimbursed costs) and segment performance measure for each of our reportable segments and a reconciliation of the segment performance measure to consolidated income before income taxes.

	Six Months Ended June 30,		$ Change Increase /
Amounts in thousands	2012	2011	(Decrease)	% Change
Operating revenue before reimbursed direct costs
eDiscovery	$91,559	$59,688	$31,871	53%
Bankruptcy	45,695	44,306	1,389	3%
Settlement Administration	35,410	18,910	16,500	87%
Total operating revenue before reimbursed direct costs	$172,664	$122,904	$49,760	40%

Operating revenue from reimbursed direct costs
eDiscovery	$722	$211	$511	242%
Bankruptcy	3,151	2,154	997	46%
Settlement Administration	9,830	8,307	1,523	18%
Total operating revenue before reimbursed direct costs	$13,703	$10,672	$3,031	28%

Direct costs, general and administrative costs
eDiscovery	$58,818	$33,780	$25,038	74%
Bankruptcy	26,677	22,535	4,142	18%
Settlement Administration	39,872	25,915	13,957	54%
Intercompany eliminations	(2,311)	(914)	(1,397)	N/M
Total direct costs, general and administrative costs	$123,056	$81,316	$41,740	51%

Segment performance measure
eDiscovery	$33,615	$26,127	$7,488	29%
Bankruptcy	22,169	23,925	(1,756)	-7%
Settlement Administration	7,527	2,208	5,319	241%
Total segment performance measure	$63,311	$52,260	$11,051	21%

Segment performance measure	$63,311	$52,260	$11,051	21%
Corporate and unallocated expenses	(20,172)	(14,275)	(5,897)	41%
Share-based compensation expense	(3,403)	(3,517)	114	-3%
Depreciation and software and leasehold amortization	(13,251)	(11,013)	(2,238)	20%
Amortization of intangible assets	(13,521)	(9,961)	(3,560)	36%
Fair value adjustment to contingent consideration	5,471	2,775	2,696	N/M
Intangible asset impairment expense	(1,777)	—	(1,777)	N/M
Other operating expense	225	(3,910)	4,135	N/M
Interest expense, net	(5,432)	(2,551)	(2,881)	113%
Income before income taxes	$11,451	$9,808	$1,643	17%

eDiscovery Segment

eDiscovery segment operating revenue increased $31.9 million compared to the prior year period primarily from the impact of the Encore and De Novo acquisitions, as well as from organic growth.

eDiscovery direct and administrative costs, including reimbursed direct costs, increased primarily as a result of the Encore and De Novo acquisitions and the increase was driven by a $22.3 million increase in compensation and related expenses, a $1.0 million increase in maintenance service contracts, a $0.7 million increase in third-party material costs, and a $0.9 million increase in lease expense.

Bankruptcy Segment

The $1.4 million increase in Bankruptcy segment operating revenue before reimbursed direct costs for the six months ended June 30, 2012 was primarily attributable to a higher level of activity from existing corporate restructuring matters.

Bankruptcy direct and administrative costs, including reimbursed direct costs, increased primarily as a result of a $0.9 million increase in compensation related expenses, a $0.7 million increase in expenses related to claims management under a services agreement, a $0.7 million increase in outside services, a $0.9 million increase in reimbursed direct costs, and a $0.4 million increase in legal notification costs associated with the higher level of corporate restructuring activity related to Chapter 11 legal notification revenues.

Settlement Administration Segment

Settlement administration operating revenue before reimbursed direct costs increased $16.5 million compared to the prior year, primarily due to a large active engagement which was principally completed in the second quarter of 2012 that increased legal notification and advertising services as compared to the prior year.

Settlement administration direct and administrative costs increased primarily related to an increase in legal advertising costs of $10.5 million related primarily to a large active engagement which increased legal notification and advertising services, an increase of $1.3 million in reimbursed direct costs, a $0.7 million increase in compensation expense, and an increase of $1.5 million in outside services.

Liquidity and Capital Resources

Cash flows from operating activities

During the six months ended June 30, 2012, our operating activities provided net cash of $38.6million. Contributing to net cash provided by operating activities was net income of $7.2 million including $28.9 million of all non-cash expenses, other than the accretion of discount. Also contributing to cash provided by operating activities was a $1.2 million net source of cash resulting from changes in operating assets and liabilities, resulting primarily from a $6.1 million increase in accounts payable and other liabilities, a $3.9 million decrease in prepaid expenses and other assets offset by a $10.2 million increase in accounts receivable, primarily due to revenue growth.  Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Accounts payable will fluctuate from period to period depending on timing of purchases and payments.

During the six months ended June 30, 2011, our operating activities provided net cash of $9.4 million. Contributing to net cash provided by operating activities for the six months ended June 30, 2011, were net income of $5.9 million including non-cash expenses, such as depreciation and amortization and share-based compensation expense, of $25.9 million. These items were partially offset by a $22.4 million net use of cash resulting from changes in operating assets and liabilities. The most significant changes in operating assets and liabilities were a $10.0 million decrease in accounts payable, and a $12.8 million decrease in trade accounts receivable.

Cash flows from investing activities

During the six months ended June 30, 2012 and 2011, we used cash of $8.3 million and $7.4 million, respectively, for the purchase of property and equipment, including computer hardware and purchased software licenses primarily for our eDiscovery business and purchased computer hardware primarily for our corporate network infrastructure. Enhancements to our existing software and the development of new software is essential to our continued growth, and, during the six months ended June 30, 2012 and 2011, we used cash of $3.3 million and $3.2 million, respectively, to fund internal costs related to the development of software. We also paid $8.4 million during the six months ended June 30, 2012 related to deferred acquisition consideration related to the Jupiter eSources acquisition on October 1, 2010. We believe that cash generated from operations will be adequate to fund our anticipated property, equipment, and software spending over the next year.  During the six months ended June 30, 2011, we completed the acquisition of Encore with a cash purchase price of $99.2 million funded from our senior revolving loan.

Cash flows from financing activities

During the six months ended June 30, 2012, we borrowed $37.0 million and repaid $42.0 million under our senior revolving loan for a net reduction of outstanding borrowings of $5.0 million along with $3.0 million of principal payments related to other debt.  In addition, we paid $3.6 million in dividends and used $3.5 million to repurchase shares under our share repurchase program in addition to shares required to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.  See Notes 3 and 9 to our Condensed Consolidated Financial Statements for further detail.

During the six months ended June 30, 2011, we borrowed $139.0 million under our senior revolving loan primarily to fund the acquisition of Encore in April 2011, and had net proceeds from stock issued in connection with the exercise of employee stock options of $2.3 million.  This cash provided by financing activities was offset by the use of cash of $26.0 million for payments on our senior revolving loan, $10.9 million for common stock repurchases under our Share Repurchase Program (see Note 9 to Condensed Consolidated Financial Statements for further detail).  We also used cash of $1.1 million for the payment of long-term obligations, including capital lease payments, $1.9 million for debt issuance costs, and $2.5 million for dividends paid on our common shares.

Financing activities

Revolving Credit Agreement:  We have a senior credit facility which provides for a senior revolving loan with an aggregate amount of funds available of $325.0 million with a maturity date of December 2015. We have the right, subject to compliance with the covenants as set forth in the credit facility agreement, to increase the borrowings to a maximum of $375.0 million.  The credit facility is secured by liens on our land and buildings and substantially all of our personal property.

Borrowings under the senior revolving loan bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 75 to 175 basis points; and (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 175 to 275 basis points. At June 30, 2012, borrowings of $212.0 million under this facility had a weighted average interest rate of 3.1%. The average amount of borrowings under this facility in the second quarter of 2012 was $219.3 million, at a weighted average interest rate of 3.0%.  The maximum month-end amount outstanding during the second quarter of 2012 was $227.0 million. At June 30, 2012, the amount available for borrowings under the credit facility under the most restrictive debt covenant was $36.0 million.

The financial covenants contained in the credit facility include a total debt leverage ratio and a fixed charge coverage ratio (all as defined in our credit facility agreement).  The leverage ratio is not permitted to exceed 3.00 to 1.00 and the fixed charge coverage ratio is not permitted to be less than 1.25 to 1.00.  As of June 30, 2012 we were in compliance with all financial covenants.

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

On April 4, 2011, we completed the acquisition of Encore for $99.2 million cash, which was funded from our credit facility.  On December 28, 2011, we completed the acquisition of De Novo for $67.9 million cash, which was also funded from our credit facility. See Note 11 of our Notes to Condensed Consolidated Financial Statements for further detail.

Share Repurchase Program:  See Note 9 of our Notes to Condensed Consolidated Financial Statements for detail.

Dividend:  See Note 9 of our Notes to Condensed Consolidated Financial Statements for detail.

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

Foreign Cash

As of June 30, 2012 and December 31, 2011, our foreign subsidiaries had $4.0 million and $2.4 million, respectively, in cash located in financial institutions located outside of the United States.  All of this cash represents undistributed earnings of our foreign subsidiaries which are indefinitely reinvested.  In the event of a distribution to the United States, those earnings could be subject to United States federal and state income taxes, net of foreign tax credits.

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

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued a new standard related to comprehensive income.  This new standard requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement.  In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income.  This new standard does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  The new standard eliminates the option to present comprehensive income on the statement of changes in shareholders’ equity.  This requirement was effective for us beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and required retrospective application for all periods presented.  The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Interest Rate Risk

Interest on our senior revolving credit facility is generally based on a spread, not to exceed 275 basis points over the LIBOR rate. As of June 30, 2012, we had borrowed $212.0 million under the senior revolving loan.

We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the senior revolving loan. As of June 30, 2012, the analysis indicated that such a movement would have increased our interest expense by approximately $1.0 million for the six months ended June 30, 2012.

In our Chapter 7 bankruptcy business we earn deposit-based fees.  These fees are earned primarily on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients.  The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates.  Based on sensitivity analysis we performed for the six months ended June 30, 2012, a hypothetical 1% movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 1% increase in foreign exchange rates applied to our historical first six months of 2012 results of operations.  For the six months ended June 30, 2012, the analysis indicated that such a movement would not have had a material effect on our total revenues, operating income or net income.

Item 4.            Controls and Procedures

An evaluation was carried out by Epiq Systems, Inc.’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the second quarter of 2011 we initiated a company-wide implementation of SAP, which provides certain enhancements, efficiencies, and increased security features to the financial reporting process and surrounding internal controls.  As of the end of the second quarter of 2012, the majority of our business units were using the new system, with remaining business units planned to move to SAP during the remainder of 2012.  We reviewed affected internal controls as part of this implementation, and made changes where appropriate.  There have been no other changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.            Legal Proceedings

Employee Arbitration

On January 18, 2012, hearings concluded in a consolidated arbitration proceeding commenced in 2009 before the American Arbitration Association in New York, New York, which was filed by four former employees of Epiq and its indirect, wholly owned subsidiary, Epiq eDiscovery Solutions, Inc. (“EDS”) alleging claims of wrongful employment termination.  In April 2012, the parties completed post-trial briefing to the arbitration panel.  In May 2012, the matter concluded and approximately $0.1 million was paid in June 2012.

Purported Software License Complaint

On or about June 24, 2011, EDS filed a lawsuit against Sybase, Inc. (“Sybase”) and Does 1 to 50, et al. in the Superior Court of the State of California, Alameda County (the “Superior Court”), alleging breach of contract and requesting a declaratory judgment against Sybase.  EDS’s complaint against Sybase relates to a dispute that has arisen under a software license agreement between EDS and Sybase (the “Agreement”) and encompasses a request by EDS for the Superior Court to issue an order:  (a) declaring that EDS currently owes Sybase nothing under the Agreement, and (b) requiring Sybase to provide EDS with certain license keys to software licenses that EDS purchased from Sybase under the Agreement.  On or about July 29, 2011, Sybase filed an answer to the complaint and a cross-complaint, which Sybase subsequently amended, against EDS and Does 51-60 relating to that same dispute and Agreement, alleging that, among other things, EDS owes Sybase additional amounts under the Agreement totaling at least $7.0 million, plus interest and costs of the lawsuit.

In June 2012, EDS and Sybase reached an agreement related to this matter pursuant to which the lawsuit will be dismissed with prejudice.  EDS acquired certain perpetual software licenses valued at $2.6 million which will be paid in two installments. The first installment of $1.5 million was paid in June 2012 and the remainder will be paid in September 2012. EDS has capitalized the cost of the software licenses and is currently using the licensed software in its operations and plans to continue doing so for the foreseeable future.  The cost of the licenses is recorded in the accompanying Condensed Consolidated Balance Sheets included in Property, Plant & Equipment and will be amortized over their remaining useful lives of three years.

Item 1A.         Risk Factors

There have been no material changes in our Risk Factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 1, 2012.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the total number of shares purchased during the quarter ended June 30, 2012, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the maximum number (or approximate dollar value) of shares that may yet be purchased under a share repurchase program.

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value. We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.  During the three months ended June 30, 2012, we repurchased 14,325 shares for approximately $0.2 million from an employee upon a stock option exercise which satisfied the employee’s tax withholding obligation.  During the six months ended June 30, 2012, we repurchased 169,093 shares for approximately $2.0 million to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)

April 1 — April 30	—	—	—	$12,137,000
May 1 — May 31			—	$12,137,000
June 1 — June 30	120,000	$12.04	120,000	$33,555,000

Total Activity for the Quarter Ended June 30, 2012	120,000	$12.04	120,000	$33,555,000

(1)          On October 26, 2010, we announced that our board of directors authorized $35.0 million for share repurchases (the “2010 Share Repurchase Program”).  the 2010 program had no stated expiration date.  We did not repurchase any shares under this program during the six months ended June 30, 2012.  On June 1, 2012 we announced that our board of directors terminated the 2010 Share Repurchase Program and authorized the repurchase, on or prior to December 31, 2013, of our outstanding shares of common stock up to an aggregate of $35.0 million (the “2012 Share Repurchase Program”). During the six months ended June 30, 2012 we repurchased 120,000 shares for $1.4 million.

(2)          Includes brokerage commissions paid by the company.

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

Epiq Systems, Inc.

Date:	July 31, 2012	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	July 31, 2012	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President Operations, Chief Financial Officer
(Principal Financial & Accounting Officer)