Form 10-Q
period 2012-09-30
EPIQ SYSTEMS INC
filed 2012-11-02
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2012
Common Stock, $0.01 par value per share	35,898,066 shares

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE:
Case management services	$72,746	$56,385	$212,524	$156,588
Case management bundled products and services	2,906	4,224	9,054	13,083
Document management services	8,213	9,143	34,951	22,985
Operating revenue	83,865	69,752	256,529	192,656
Reimbursable expenses	7,122	6,359	20,825	17,031
Total Revenue	90,987	76,111	277,354	209,687

OPERATING EXPENSE:
Direct cost of services (exclusive of depreciation and amortization shown separately below)	33,546	23,888	105,121	64,526
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	800	778	2,304	2,391
Reimbursed direct costs	6,891	6,289	20,179	16,778
General and administrative expense	26,988	26,395	87,252	72,763
Depreciation and software and leasehold amortization	6,755	5,795	20,006	16,808
Amortization of identifiable intangible assets	6,804	6,146	20,325	16,107
Fair value adjustment to contingent consideration	(11,717)	(1,691)	(17,188)	(4,466)
Intangible asset impairment expense	—	—	1,777	—
Other operating expense (income)	—	70	(225)	3,980
Total Operating Expense	70,067	67,670	239,551	188,887

INCOME FROM OPERATIONS	20,920	8,441	37,803	20,800

INTEREST EXPENSE (INCOME):
Interest expense	1,926	1,555	7,365	4,122
Interest income	(5)	(96)	(12)	(112)
Net Interest Expense	1,921	1,459	7,353	4,010

INCOME BEFORE INCOME TAXES	18,999	6,982	30,450	16,790

PROVISION FOR INCOME TAXES	7,733	2,696	11,988	6,649

NET INCOME	$11,266	$4,286	$18,462	$10,141

NET INCOME PER SHARE INFORMATION:
Basic	$0.31	$0.12	$0.51	$0.29
Diluted	$0.31	$0.12	$0.50	$0.28
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,438	35,268	35,505	35,145
Diluted	36,344	36,629	36,427	36,550

Cash dividends declared per common share	$0.09	$0.05	$0.205	$0.155

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$11,266	$4,286	$18,462	$10,141
Other comprehensive income:
Foreign currency translation adjustment, net of tax	485	(349)	572	88
Comprehensive income	$11,751	$3,937	$19,034	$10,229

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	September 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,345	$2,838
Trade accounts receivable, less allowance for doubtful accounts of $5,052 and $4,514, respectively	104,472	89,619
Prepaid expenses	8,584	7,768
Other current assets	4,049	9,999
Total Current Assets	120,450	110,224

LONG-TERM ASSETS:
Property and equipment, net	44,230	46,773
Internally developed software costs, net	19,705	21,195
Goodwill	404,212	402,736
Other intangibles, net of accumulated amortization of $83,836 and $63,511, respectively	66,214	88,087
Other	7,310	9,649
Total Long-term Assets, net	541,671	568,440
Total Assets	$662,121	$678,664

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$10,371	$15,484
Accounts payable	12,679	12,048
Accrued compensation	5,077	10,293
Customer deposits	4,247	1,972
Deferred revenue	3,519	3,214
Other accrued liabilities	8,353	6,979
Total Current Liabilities	44,246	49,990

LONG-TERM LIABILITIES:
Deferred income taxes	44,964	42,557
Other long-term liabilities	6,178	5,204
Long-term obligations, excluding current maturities	222,674	247,994
Total Long-term Liabilities	273,816	295,755

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; Issued and outstanding 2012 – 39,923,852 and 35,891,691 shares Issued and outstanding 2011 – 39,493,852 and 35,754,074 shares	399	395
Additional paid-in capital	289,637	286,869
Accumulated other comprehensive loss	(1,415)	(1,987)
Retained earnings	106,939	95,849
Treasury stock, at cost – 4,032,161 and 3,739,778 shares	(51,501)	(48,207)
Total Equity	344,059	332,919
Total Liabilities and Equity	$662,121	$678,664

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(in thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCI (1)	Retained Earnings	Treasury Stock	Total

Balance at January 1, 2012	39,494	(3,740)	$395	$286,869	$(1,987)	$95,849	$(48,207)	$332,919
Net income	—	—	—	—	—	18,462	—	18,462
Foreign currency translation adjustment	—	—	—	—	572	—	—	572
Tax benefit from share-based compensation	—	—	—	(334)	—	—	—	(334)
Restricted common stock issued under share-based compensation plans	430	—	4	—	—	—	—	4
Stock option exercises		206		(2,032)	—		2,645	613
Common stock repurchased under share-based compensation plans	—	(214)	—	—	—	—	(2,640)	(2,640)
Share repurchases (Note 9)	—	(284)					(3,299)	(3,299)
Dividends declared ($0.205) per share) (Note 9)	—	—	—	—	—	(7,372)	—	(7,372)
Share-based compensation expense	—	—	—	5,134	—	—	—	5,134
Balance at September 30, 2012	39,924	4,032	$399	$289,637	$(1,415)	$106,939	$(51,501)	$344,059

(1)   AOCI — Accumulated Other Comprehensive Income (Loss)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCI (1)	Retained Earnings	Treasury Stock	Total

Balance at January 1, 2011	39,063	(3,295)	$391	$281,119	$(1,971)	$91,069	$(42,085)	$328,523
Net income	—	—	—	—	—	10,141	—	10,141
Foreign currency translation adjustment	—	—	—	—	88	—	—	88
Tax benefit from share-based compensation	—	—	—	312	—	—	—	312
Restricted common stock issued under share-based compensation plans	431	—	4		—	—	—	4
Stock option exercises		319	—	(1,664)			4,085	2,421
Common stock repurchased under share-based compensation plans	—	(66)	—	—	—	—	(900)	(900)
Share repurchases (Note 9)	—	(745)	—	—	—		(9,958)	(9,958)
Dividends declared ($0.155 per share)	—	—	—	—	—	(5,513)	—	(5,513)
Share-based compensation expense	—	—	—	5,589	—		—	5,589
Balance at September 30, 2011	39,494	(3,787)	$395	$285,356	$(1,883)	$95,697	$(48,858)	$330,707

(1)   AOCI — Accumulated Other Comprehensive Income (Loss)

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,462	$10,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software and leasehold amortization	20,006	16,808
Amortization of identifiable intangible assets	20,325	16,107
Fair value adjustment to contingent consideration	(17,188)	(4,466)
Intangible asset impairment expense	1,777	—
Share-based compensation expense	5,134	5,589
Provision for doubtful accounts	1,776	2,045
Accretion of discount	1,138	160
Deferred income tax expense	4,614	910
Other, net	425	817
Changes in operating assets and liabilities:
Trade accounts receivable	(16,698)	(14,187)
Prepaid expenses and other assets	3,448	310
Accounts payable and other liabilities	(471)	(8,789)
Excess tax benefit related to share-based compensation	—	(111)
Other	(171)	1,805
Net cash provided by operating activities	42,577	27,139

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,591)	(10,732)
Internally developed software costs	(4,843)	(4,836)
Payment of deferred acquisition consideration	(8,400)	—
Cash paid for business acquisition, net of cash acquired	—	(99,330)
Proceeds from sale of assets	491
Other investing activities, net	187	106
Net cash used in investing activities	(25,156)	(114,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	59,000	148,000
Payments to reduce revolver borrowings	(59,000)	(45,000)
Payments under long-term obligations	(5,736)	(2,621)
Excess tax benefit related to share-based compensation	—	111
Common stock repurchases (Note 9)	(5,939)	(10,858)
Cash dividends paid (Note 9)	(5,925)	(3,728)
Debt issuance costs	—	(1,940)
Proceeds from issuance of common stock under share-based compensation plans	617	2,425
Net cash (used in) provided by financing activities	(16,983)	86,389

Effect of exchange rate changes on cash	69	505

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	507	(759)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,838	5,439
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,345	$4,680

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

Nature of Operations

We are a leading global provider of technology-enabled solutions for electronic discovery, bankruptcy and class action settlement administration.  We offer full-service capabilities, which include eDiscovery for litigation, investigations, financial transactions, regulatory, compliance and other legal matters.  Our innovative technology and services, combined with deep subject-matter expertise, provide reliable solutions for the professionals we serve.

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

•                  Deposit-based fees, earned primarily based on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support services. The fees we earn are based on assets placed on deposit by our trustee clients and may vary based on fluctuations in short-term interest rates.

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

Non-Software Arrangements

Services related to eDiscovery and settlement administration are billed based on volume. For these contractual arrangements, we have identified each deliverable service element.  Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables.  We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or on third-party evidence of fair value of such similar services.  For elements where evidence cannot be established we have used our best estimate of sales price.  Lastly, our arrangements do not include general rights of return.  Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value or best estimated selling price of each unit of accounting, which is generally consistent with the stated prices in our arrangements. In instances when revenue has been required to be deferred, we utilize the relative selling price method to calculate the revenue recognized.  As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period.  Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

Software Arrangements

For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support services, all at no charge to the trustee.  Provided that the trustees place their liquidated estate deposits with a financial institution with which we have an arrangement we earn contingent monthly fees from the financial institutions based on the average dollar amount of deposits held by the trustees with that financial institution related to the software license, hardware lease, hardware maintenance, and postcontract customer support services provided to our trustee clients.  The monthly fees have two components consisting of an interest-based component and a non-interest based service fee.  Since we have not established vendor specific objective evidence of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered elements, which are postcontract customer support services.  This revenue, when recognized, is included as a component of “Case management services” revenue in the Condensed Consolidated Statements of Income.  Revenue related to postcontract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue as the fee becomes fixed or determinable at the time actual usage occurs and collectability is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other applicable revenue recognition criteria since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

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

This revenue, which was less than ten percent of our total revenue for the three and nine months ended September 30, 2012 and 2011, is included in the Condensed Consolidated Statements of Income as a component of “Case management services” revenue.

Reimbursements

We have revenue related to the reimbursement of certain costs, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Condensed Consolidated Statements of Income as “Reimbursable expenses” and as “Reimbursed direct costs”, respectively.

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We have identified our operating segments (eDiscovery, bankruptcy and settlement administration) as our reporting units for purposes of testing for goodwill impairment. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since our last annual test to indicate that it is more likely than not that the recorded goodwill balance had become impaired.  Our consolidated goodwill totaled $404.2 million as of September 30, 2012.  As of July 31, 2012, which is the date of our most recent impairment test, the fair value of each of our reporting units was substantially in excess of the carrying value of the reporting unit.

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

Recently Issued and Adopted Accounting Pronouncements

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

In July 2012, the FASB issued guidance that amends the existing standards related to annual and interim impairment tests for indefinite-lived intangible assets other than goodwill.  Current guidance requires companies to test indefinite-lived intangible assets other than goodwill for impairment, at least annually, by comparing the fair value of the asset with its carrying amount.   The updated guidance provides companies with the option to first assess qualitative factors to determine whether it is necessary to calculate the indefinite-lived intangible asset’s fair value.  Under this option, companies are no longer required to calculate the fair value of the indefinite-lived intangible asset unless they determine, based on that qualitative assessment, that it is more likely than not that the asset’s fair value is less than its carrying amount.  The amendment will be effective for us beginning with annual and interim impairment tests of indefinite-lived intangible assets performed after January 1, 2013.  We do not expect the adoption of this guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 2:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first nine months of 2012 was as follows:

	eDiscovery	Bankruptcy	Settlement Administration	Total
	(in thousands)
Balance as of December 31, 2011	$187,773	$182,116	$32,847	$402,736
Purchase price adjustments	1,276	—	—	1,276
Foreign currency translation	200	—	—	200
Balance as of September 30, 2012	$189,249	$182,116	$32,847	$404,212

During the first quarter of 2012, we increased goodwill recorded in connection with our acquisition of De Novo Legal LLC (“De Novo”) by $1.3 million.  This adjustment was based on information obtained since December 31, 2011, related to the results of an independent valuation of the fair value of De Novo’s property, plant and equipment.  See Note 11 of our Notes to Condensed Consolidated Financial Statements for further detail.

Identifiable intangible assets as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets:
Customer relationships	$124,512	$68,418	$124,283	$50,813
Trade names	6,591	1,442	3,212	987
Non-compete agreements	18,947	13,976	18,947	11,711
Non-amortizing intangible assets:
Trade names	—	—	5,156	—
Total	$150,050	$83,836	$151,598	$63,511

During the first quarter of 2012, we increased our customer relationships intangible asset recorded in connection with our acquisition of De Novo by $0.2 million.  This adjustment was based on information obtained since December 31, 2011, related to the results of an independent valuation of the fair value of De Novo’s property, plant and equipment which also impacted the valuation model used for customer relationships.  See Note 11 of our Notes to Condensed Consolidated Financial Statements for further detail.  Customer relationships, non-compete agreements and trade names carry a weighted average life of seven years, five years and eight years, respectively. The AACER® trade name acquired in 2010 was originally determined to have an indefinite life and was therefore not amortized from its October 2010 acquisition date through June 30, 2012.

During the second quarter of 2012, the remaining useful life of the AACER® trade name was evaluated to determine whether events and circumstances continue to support an indefinite useful life and it was determined that an indefinite life is no longer appropriate.  This conclusion was based on our plans to market current and potential future products or services under the Epiq trade name and we expect the useful life of the AACER® trade name to be ten years.  Accordingly, we began amortizing this trade name beginning on July 1, 2012.

Due to the change from an indefinite life to a ten-year useful life, we tested the AACER® trade name for impairment as of June 30, 2012, based on current financial forecasts and the expected useful life of ten years.  Per the results of this valuation analysis, the carrying value of the trade name exceeded its fair value by $1.8 million and accordingly we recorded this amount in the second quarter of 2012 as intangible asset impairment expense in the accompanying Condensed Consolidated Statements of Income.

Amortization expense related to identifiable intangible assets was $6.8 million and $6.1 million for the three months ended September 30, 2012 and 2011, respectively, and $20.3 million and $16.1 million for the nine months ended September 30, 2012 and 2011, respectively.  The following table outlines the estimated future amortization expense related to intangible assets at September 30, 2012:

(in thousands)
Year Ending December 31,
2012 (from October 1, 2012 to December 31, 2012)	$6,360
2013	18,988
2014	12,493
2015	9,835
2016	6,224
2017 and thereafter	12,314
Total	$66,214

NOTE 3:   LONG-TERM OBLIGATIONS

The following is a summary of long-term obligations outstanding (in thousands):

	Final Maturity Date	Weighted- Average Interest Rate	September 30, 2012	December 31, 2011
			(in thousands)
Senior revolving loan	December 2015	3.1%	$217,000	$217,000
Capital leases	April 2017	6.5%	3,319	6,025
Note payable	September 2014	2.2%	8,069	11,004
Acquisition-related liabilities	December 2013	3.5%	4,657	29,449
Total long-term obligations, including current portion			233,045	263,478
Current maturities of long-term obligations
Capital leases			(1,724)	(3,213)
Notes payable			(3,990)	(3,924)
Acquisition-related liabilities			(4,657)	(8,347)
Total current maturities of long-term obligations			(10,371)	(15,484)
Total Long-term obligations			$222,674	$247,994

Credit Facilities

We have a $325.0 million revolving loan senior credit facility with a maturity date of December 2015. We have the right, subject to compliance with the covenants as set forth in the credit facility agreement, to increase the facility up to a maximum of $375.0 million.  The credit facility is secured by liens on our land and buildings and substantially all of our personal property.

Borrowings under the senior credit facility bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 75 to 175 basis points; and (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 175 to 275 basis points. At September 30, 2012, borrowings of $217.0 million under this facility had a weighted average interest rate of 3.1%. The average amount of borrowings under this facility during the third quarter of 2012 was $215.7 million, at a weighted average interest rate of 3.1%.  The maximum month-end amount outstanding during the third quarter of 2012 was $217.0 million.

The financial covenants contained in the credit facility include a total debt leverage ratio and a fixed charge coverage ratio (all as defined in our credit facility agreement).  The leverage ratio is not permitted to exceed 3.00 to 1.00 and the fixed charge coverage ratio is not permitted to be less than 1.25 to 1.00.  As of September 30, 2012, we were in compliance with all financial covenants and the amount available for additional borrowings under the credit facility under the most restrictive financial covenant was approximately $35.7 million.

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

Capital Leases

We lease certain equipment under capital leases that generally require monthly payments with final maturity dates during various periods through 2017.  As of September 30, 2012, our capital leases had a weighted-average interest rate of approximately 6.5%.

Note Payable

During the fourth quarter of 2011 we entered into a note payable related to a software license agreement that bears interest of approximately 2.2% and is payable quarterly through September 2014.

Acquisition-related Liabilities

In connection with the acquisitions of Jupiter eSources LLC (“Jupiter eSources”) on October 1, 2010, and De Novo on December 28, 2011, we established liabilities related to potential contingent consideration based on future revenue growth. We estimated the fair value of the contingent consideration using probability assessments of projected revenue over the measurement period, and applied an appropriate discount rate based upon the weighted average cost of capital.  This fair value is based on significant level 3 inputs that are not observable in the market.

Amounts recorded in connection with acquisition-related liabilities as of September 30, 2012 and December 31, 2012 are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
De Novo contingent consideration:
Current portion	$—	$—
Long-term portion	—	16,226
Total De Novo contingent consideration	—	16,226
De Novo deferred acquisition price
Current portion	4,657	—
Long-term portion	—	4,876
Total De Novo deferred acquisition price	4,657	4,876
Jupiter eSources deferred acquisition price
Current portion	—	8,347
Total acquisition-related liabilities	$4,657	$29,449

Jupiter eSources

The undiscounted amount of all potential future payments that we could be required to make under the Jupiter eSources contingent consideration is between $0 and $20 million over a four-year measurement period following the October 1, 2010 date of acquisition.  During the three and nine months ended September 30, 2011, adjustments to reduce the fair value of the Jupiter eSources potential contingent consideration were recorded in the amounts of $1.7 million and $4.5 million, respectively.  During the fourth quarter of 2011, based on our probability assessments over the remainder of the measurement period, we determined that it was not likely that any contingent consideration for Jupiter eSources would be realized and based on the continued assessment, there is no liability recorded related to this contingent consideration as of September 30, 2012 and December 31, 2011.

In connection with the acquisition of Jupiter eSources, we withheld $8.4 million of the purchase price for potential claims for indemnification and purchase price adjustments that was subsequently paid in May 2012.

De Novo

In connection with the acquisition of De Novo, a portion of the purchase price is being held by us and deferred until June 2013 for potential indemnification claims.  This amount has been discounted using an appropriate imputed interest rate.

The undiscounted amount of all potential future payments that could be required under the De Novo contingent consideration opportunity is between $0 and $29.1 million over a two-year measurement period following the December 28, 2011 date of acquisition.  A portion of the De Novo contingent consideration is contingent upon certain of the sellers remaining employees of Epiq.  If those sellers do not remain employees of Epiq, the portion of the contingent consideration to which they were entitled is forfeited and will not be allocated to the remaining sellers.  The portion of the contingent consideration that is not tied to employment was considered to be part of the total consideration paid for net assets in connection with the purchase of De Novo and was measured and recognized at fair value.

During the second quarter of 2012, the employment ended for one of the De Novo employees entitled to a portion of the contingent consideration.  According to the terms of the purchase agreement with De Novo, the portion of the contingent consideration subject to the continued employment of this employee was forfeited in its entirety.

During the third quarter of 2012, based on projected revenue over the remainder of the measurement period, we recorded a total decrease in the fair value of the contingent consideration obligation of $11.7 million.  During the second quarter of 2012 we recorded an adjustment to the fair value of the contingent consideration in the amount of $5.5 million for a total of $17.2 million for the nine months ended September 30, 2012. These adjustments are included in “Fair value adjustment to contingent consideration” in the Condensed Consolidated Statements of Income.  See Note 11 of our Notes to Condensed Consolidated Financial Statements for further detail related to the De Novo contingent consideration and holdback amounts.

NOTE 4:   NET INCOME PER SHARE

Basic net income per share is computed on the basis of weighted average outstanding common shares.  Diluted net income per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, if dilutive. The numerator of the diluted net income per share calculation is increased by the allocation of net income and dividends declared to nonvested shares, if the impact is dilutive.

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

The computation of basic and diluted net income per share for the three and nine months ended September 30, 2012 is as follows:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)

Net income	$11,266			$18,462
Less: amounts allocated to nonvested shares	(135)			(221)

Basic net income available to common stockholders	11,131	35,438	$0.31	18,241	35,505	$0.51

Effect of dilutive securities:
Stock options	—	906		—	922
Add back: amounts allocated to nonvested shares	135	—		221	—
Less: amounts re-allocated to nonvested shares	(135)	—		(221)	—
Diluted net income available to common stockholders	$11,131	36,344	$0.31	18,241	36,427	$0.50

The computation of basic and diluted net income per share for the three and nine months ended September 30, 2011 is as follows:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)

Net income	$4,286			$10,141
Less: amounts allocated to nonvested shares	—			(5)

Basic net income available to common stockholders	4,286	35,268	$0.12	10,136	35,145	$0.29

Effect of dilutive securities:
Stock options	—	1,361		—	1,364
Nonvested shares	—	—		5	41
Diluted net income available to common stockholders	$4,286	36,629	$0.12	$10,141	36,550	$0.28

For the three months ended September 30, 2012 and 2011, weighted-average outstanding stock options totaling approximately 3.1 million and 2.7 million, respectively, were anti-dilutive and for the nine months ended September 30, 2012 and 2011, weighted-average outstanding stock options totaling approximately 3.1 million and 2.3 million, respectively, were antidilutive, and therefore not included in the computation of diluted net income per share.

NOTE 5:   SHARE-BASED COMPENSATION

The fair value of the share-based awards is measured at grant date and the resulting compensation expense is recognized on a straight-line basis over the requisite service period.  The following table presents share-based compensation expense, which is a non-cash charge, included in the below noted captions within the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Direct cost of services	$65	$103	$186	$229
General and administrative	1,666	1,969	4,948	5,360
Share-based compensation expense	1,731	2,072	5,134	$5,589
Income tax benefit	(762)	(897)	(2,249)	(2,420)
Total share-based compensation expense, net of tax	$969	$1,175	$2,885	$3,169

The 2004 Equity Incentive Plan, as amended (the “2004 Plan”), limits the grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock awards under the 2004 Plan to an aggregate of 7,500,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited will be available for future grants. At September 30, 2012, there were approximately 417,000 shares of common stock available for future equity-related grants under the 2004 Plan.

During the nine months ended September 30, 2012, we granted 430,000 nonvested share awards at a weighted-average grant date price of $11.85 per share.  These awards vest 12 months after the date of grant upon achievement of a performance condition for the calendar year ending December 31, 2012. As of September 30, 2012 we have assessed the likelihood that the performance condition will be met and have recorded the related expense based on the estimated outcome. We also granted 140,000 stock options during the nine months ended September 30, 2012, with a weighted-average exercise price of $11.69 per share, all of which vest 20% per year over five years.

We settle stock option exercises and nonvested share awards with newly issued common shares or treasury stock.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used and the weighted-average fair value per option granted.

	Nine Months Ended September 30,
	2012	2011
Expected life of stock option (years)	6.6	6.6
Expected volatility	38%	30%
Risk-free interest rate	1.2%	2.5%
Dividend yield	1.8%	1.1%
Weighted average grant-date fair value	$3.72	$4.49

As of September 30, 2012 there was $5.1 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based awards, which will be recognized over a weighted-average period of 2.3 years.

NOTE 6:   SEGMENT REPORTING

We have three reporting segments: eDiscovery, bankruptcy, and settlement administration.  Our eDiscovery business provides collections and forensics, processing, search and review, and document review and staffing services to companies and the litigation departments of law firms.  Produced documents are made available primarily through a hosted environment utilizing our proprietary software DocuMatrix™, and third-party software which allows for efficient attorney review and data requests.  Our bankruptcy business provides solutions that address the needs of trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization and provides software to monitor bankruptcy cases for creditors.  Our settlement administration business provides managed services including legal notification, claims administration, project administration and controlled disbursement.

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

Assets reported within a segment are those assets that can be identified to a segment and primarily consist of trade receivables, property, equipment and leasehold improvements, software, identifiable intangible assets and goodwill.  Cash, certain tax-related assets, and certain prepaid assets and other assets are not allocated to our segments.  Although we can and do identify long-lived assets such as property, equipment and leasehold improvements, software, and identifiable intangible assets to reporting segments, we do not allocate the related depreciation and amortization to the segment as management evaluates segment performance exclusive of these non-cash charges.

Following is a summary of segment information for the three months ended September 30, 2012. The intersegment revenues in the three months ended September 30, 2012 related primarily to call center and legal notification services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended September 30, 2012
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Third-party operating revenues	$50,896	$21,248	$11,721	$—	$83,865
Intersegment revenues	42	27	614	(683)	—

Operating revenues	50,938	21,275	12,335	(683)	83,865
Reimbursable expenses	441	1,978	4,703	—	7,122
Total revenues	51,379	23,253	17,038	(683)	90,987

Direct costs, general and administrative costs	31,584	13,623	15,438	(683)	59,962
Segment performance measure	$19,795	$9,630	$1,600	$—	$31,025

Following is a summary of segment information for the three months ended September 30, 2011. The intersegment revenues in the three months ended September 30, 2011 related primarily to call center services performed by the settlement administration segment for the bankruptcy segment.

	Three Months Ended September 30, 2011
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Third-party operating revenues	$36,626	$23,842	$9,284	$—	$69,752
Intersegment revenues	25	—	564	(589)	—

Operating revenues	36,651	23,842	9,848	(589)	69,752
Reimbursable expenses	193	2,447	3,719	—	6,359
Total revenues	36,844	26,289	13,567	(589)	76,111

Direct costs, general and administrative costs	22,043	14,665	11,630	(589)	47,749
Segment performance measure	$14,801	$11,624	$1,937	$—	$28,362

Following is a reconciliation of our segment performance measure to income before income taxes.

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Segment performance measure	$31,025	$28,362
Corporate and unallocated expenses	(6,532)	(7,529)
Share-based compensation expense	(1,731)	(2,072)
Depreciation and software and leasehold amortization	(6,755)	(5,795)
Amortization of intangible assets	(6,804)	(6,146)
Fair value adjustment to contingent consideration	11,717	1,691
Other operating expense	—	(70)
Interest expense, net	(1,921)	(1,459)
Income before income taxes	$18,999	$6,982

Following is a summary of segment information for the nine months ended September 30, 2012. The intersegment revenues in the nine months ended September 30, 2012, related primarily to call center and legal notification services performed by the settlement administration segment for the bankruptcy segment.

	Nine Months Ended September 30, 2012
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Third-party operating revenues	$142,455	$66,943	$47,131	$—	$256,529
Intersegment revenues	194	27	2,773	(2,994)	—

Operating revenues	142,649	66,970	49,904	(2,994)	256,529
Reimbursable expenses	1,163	5,129	14,533	—	20,825
Total revenues	143,812	72,099	64,437	(2,994)	277,354

Direct costs, general and administrative costs	90,402	40,300	55,310	(2,994)	183,018
Segment performance measure	$53,410	$31,799	$9,127	$—	$94,336

Following is a summary of segment information for the nine months ended September 30, 2011. The intersegment revenues in the nine months ended September 30, 2011, related primarily to call center and legal notification services performed by the settlement administration segment for the bankruptcy segment.

	Nine Months Ended September 30, 2011
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Third-party operating revenues	$96,314	$68,148	$28,194	$—	$192,656
Intersegment revenues	33	—	1,470	(1,503)	—

Operating revenues	96,347	68,148	29,664	(1,503)	192,656
Reimbursable expenses	404	4,601	12,026	—	17,031
Total revenues	96,751	72,749	41,690	(1,503)	209,687

Direct costs, general and administrative costs	55,823	37,200	37,545	(1,503)	129,065
Segment performance measure	$40,928	$35,549	$4,145	$—	$80,622

Following is a reconciliation of our segment performance measure to income before income taxes.

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Segment performance measure	$94,336	$80,622
Corporate and unallocated expenses	(26,704)	(21,804)
Share-based compensation expense	(5,134)	(5,589)
Depreciation and software and leasehold amortization	(20,006)	(16,808)
Amortization of intangible assets	(20,325)	(16,107)
Fair value adjustment to contingent consideration	17,188	4,466
Intangible asset impairment expense	(1,777)	—
Other operating expense	225	(3,980)
Interest expense, net	(7,353)	(4,010)
Income before income taxes	$30,450	$16,790

Following are total assets by segment.

	September 30, 2012	December 31, 2011
	(in thousands)
Assets
eDiscovery	$348,111	$343,868
Bankruptcy	238,081	246,203
Settlement Administration	55,561	52,911
Corporate and unallocated	20,368	35,682
Total consolidated assets	$662,121	$678,664

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1. There have been no transfers between Level 1 and Level 2 during the nine months ended September 30, 2012.  Our Level 3 liability is valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the contingent consideration.

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

As of September 30, 2012 and December 31, 2011, our assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows:

		Estimated Fair Value Measurements
		Quoted Prices in Active	Significant Other Observable	Significant Unobservable
Items Measured at Fair Value on a	Carrying	Markets	Inputs	Inputs
Recurring Basis	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
September 30, 2012:
Assets:
Money market funds	$34	$34	$—	$—

December 31, 2011:
Assets:
Money market funds	$34	$34	$—	$—
Liabilities:
Contingent consideration (1)	$16,226	$—	$—	$16,226

(1)          The contingent consideration represents the estimated fair value of the potential contingent consideration opportunity payable in connection with the De Novo acquisition that is contingent upon achieving performance hurdles based on operating revenue objectives. The carrying value at December 31, 2011, was based on management’s estimate of projected revenue over the measurement period as well as the probability of contingent consideration achievement. We applied a discount rate to the projected contingent consideration payments that approximated the weighted average cost of capital. As discussed in Note 3 the carrying value was adjusted to zero during the third quarter of 2012.

As of September 30, 2012 and December 31, 2011, the carrying value of our trade accounts receivable, accounts payable, certain other liabilities, deferred acquisition price payments and capital leases approximated fair value. The amount outstanding under our credit facility was $217.0 million at September 30, 2012 and December 31, 2011, which approximated fair value due to the borrowing rates currently available to us for debt with similar terms and is classified as Level 2.

The following table represents the change in the acquisition-related contingent consideration obligation during the nine months ended September 30, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)

Beginning balance December 31, 2011	$16,226
Increase in fair value related to accretion	962
Decrease in fair value of contingent consideration obligation	(17,188)
Ending balance September 30, 2012	$—

The decrease in fair value of $17.2 million during the nine months ended September 30, 2012, is attributable to the change in fair value of the contingent consideration for the De Novo acquisition which is reflected in “Fair value adjustment to contingent consideration” on the Condensed Consolidated Statements of Income.  See Note 11 of our Notes to Condensed Consolidated Financial Statements for further detail related to the De Novo contingent consideration amounts.

NOTE 8:    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011

Cash paid for:
Interest	$5,677	$3,628
Income taxes paid, net	4,959	3,359
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	1,191	1,267
Capitalized lease obligations incurred	176	196
Dividends declared but not yet paid	3,233	1,785
Obligations incurred in acquisition	—	844

NOTE 9:                EQUITY

Share Repurchases

On June 1, 2012, our board of directors (the “Board”) authorized the repurchase, through December 31, 2013, of up to an aggregate of $35.0 million of our outstanding shares of common stock (the “2012 Share Repurchase Program”).  Repurchases may be made pursuant to the 2012 Share Repurchase Program from time to time at prevailing market prices in the open market, in block trades or in privately negotiated purchases, or any combination thereof.  Epiq may utilize one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to applicable laws to effect all or a portion of the repurchases.  The timing, manner, price and amount of any share repurchases under the 2012 Share Repurchase Program will be determined by the Company in its discretion and will be subject to market and economic conditions, prevailing stock prices, loan covenants, leverage objectives, applicable legal and regulatory requirements, and other factors.  On June 1, 2012, the Board also approved the termination of our previous share repurchase program authorized by the Board in October 2010 (the “2010 Share Repurchase Program”).  There were no share repurchases under the 2010 Share Repurchase Program during the third quarter of 2011.

As of September 30, 2012, we had purchased 283,980 shares of common stock under the 2012 Share Repurchase Program for approximately $3.3 million, at an average cost of $11.62 per share.  During the nine months ended September 30, 2011, we purchased 745,414 shares of common stock under the 2010 Share Repurchase Program for approximately $10.0 million, at an average cost of $13.37 per share.

We also have a policy that requires us to repurchase shares from employees to satisfy their tax withholding obligations to us triggered by the vesting of their restricted stock awards or the exercise of their stock options.  During the three months and nine months ended September 30, 2012, we repurchased 44,588 shares for approximately $0.6 million and 213,681 shares for approximately $2.6 million, respectively, to satisfy employee tax withholding obligations. During the nine months ended September 30, 2011, we repurchased 66,290 shares for approximately $0.9 million to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.

Dividends

Date Declared	Per Share Amount	Record Date	Payment Date
March 1, 2012	$0.05	April 16, 2012	May 18, 2012
May 29, 2012	$0.065	July 16, 2012	August 17, 2012
September 5, 2012	$0.09	November 9, 2012	November 27, 2012

On March 1, 2012, the Board declared a cash dividend of $0.05 per outstanding share of common stock, which was paid on May 18, 2012 to shareholders of record as of the close of business on April 16, 2012.

On May 29, 2012, the Board declared a cash dividend of $0.065 per share of outstanding common stock, which was paid on August 17, 2012 to shareholders of record as of the close of business on July 16, 2012.

On September 5, 2012, the Board declared a cash dividend of $0.09 per share of outstanding common stock, payable on November 27, 2012 to shareholders of record as of the close of business on November 9, 2012.  Dividends payable of approximately $3.2 million is included as a component of “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at September 30, 2012.

NOTE 10:              LEGAL PROCEEDINGS

Employee Arbitration

On January 18, 2012, hearings concluded in a consolidated arbitration proceeding commenced in 2009 before the American Arbitration Association in New York, New York, which was filed by four former employees of Epiq and its indirect, wholly owned subsidiary, Epiq eDiscovery Solutions, Inc. (“EDS”) alleging claims of wrongful employment termination.  In April 2012, the parties completed post-trial briefing to the arbitration panel.  In May 2012, the matter concluded and approximately $0.1 million was paid by the Company in June 2012 and is included in “Other operating (income) expense” on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2012.

Purported Software License Complaint

On or about June 24, 2011, EDS filed a lawsuit against Sybase, Inc. (“Sybase”) and Does 1 to 50, et al. in the Superior Court of the State of California, Alameda County (the “Superior Court”), alleging breach of contract and requesting a declaratory judgment against Sybase.  EDS’s complaint against Sybase related to a dispute that arose under a software license agreement between EDS and Sybase (the “Agreement”) and encompassed a request by EDS for the Superior Court to issue an order:  (a) declaring that EDS owed Sybase nothing under the Agreement, and (b) requiring Sybase to provide EDS with certain license keys to software licenses that EDS purchased from Sybase under the Agreement.  On or about July 29, 2011, Sybase filed an answer to the complaint and a cross-complaint, which Sybase subsequently amended, against EDS and Does 51-60 relating to that same dispute and Agreement, alleging that, among other things, EDS owed Sybase additional amounts under the Agreement totaling at least $7.0 million, plus interest and costs of the lawsuit.

In June 2012, EDS and Sybase reached an agreement related to this matter pursuant to which the lawsuit was dismissed with prejudice on July 11, 2012.  EDS acquired certain perpetual software licenses valued at $2.6 million which was paid in two installments.  The first installment of $1.5 million was paid in June 2012 and the remainder was paid in September 2012. EDS has capitalized the cost of the software licenses and is currently using the licensed software in its operations and plans to continue doing so for the foreseeable future.  The cost of the licenses is recorded in the accompanying Condensed Consolidated Balance Sheets included in Property, Plant & Equipment and will be amortized over their remaining useful lives of three years.

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

Transaction related costs, which were expensed during the period in which they were incurred, are reflected in “Other operating expense” in the Condensed Consolidated Statements of Income, and totaled $0.1 million and $3.9 million for the three and nine months ended September 30, 2011, respectively, for this acquisition.

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

De Novo Legal LLC

On December 28, 2011, we completed the acquisition of De Novo for approximately $86.6 million and $5.0 million is being held by us as security for potential indemnification claims payable 18 months following the closing date of the acquisition.  De Novo has document review centers in key strategic locations in the United States and is among the largest providers of managed review and staffing services and also offers clients eDiscovery processing and hosted review.  This transaction augments our capacity for eDiscovery and document review services and broadens our eDiscovery customer base.  The transaction was funded from our credit facility.

During the first quarter of 2012, we adjusted the purchase price and the holdback to reflect a reduction related to an uncollected account receivable indemnified by the sellers.  This holdback has been discounted using a discount rate of 11%.  At September 30, 2012, $4.7 million was recorded in “Current maturities of long-term obligations and at December 31, 2011, $4.9 million was recorded in “Long-term obligations” on the Condensed Consolidated Balance Sheets related to this holdback.  Also during the first quarter of 2012, we finalized the calculation of the working capital adjustment to the purchase price as reflected in the table above.

The total adjusted purchase price transferred to effect the acquisition was as follows (in thousands):

(in thousands)
Cash paid at closing	$67,866
Fair value of deferred cash consideration at closing	4,417
Fair value of contingent consideration at closing	16,226
Working capital adjustment	(1,861)
Total purchase price	$86,648

De Novo contingent consideration obligation

In connection with the De Novo acquisition contingent consideration may be payable to the sellers if performance hurdles based on operating revenue objectives are achieved which significantly exceed market expectations. The portion of the contingent consideration tied to certain sellers’ continued employment is recognized as compensation expense over the two-year post-acquisition measurement period. The portion of the contingent consideration that is not tied to continued employment was considered to be part of the total consideration transferred for the purchase of De Novo and was measured as of the acquisition date and recognized at fair value as shown in the above table.  The fair value of potential contingent consideration was determined using a present value calculation combined with the probability of the potential payouts based on projected revenue.  Subsequent changes in fair value, measured quarterly, up to the end of the final measurement period will be recognized in earnings.

During the second quarter of 2012, the employment ended for a De Novo employee entitled to a portion of the potential contingent consideration.  According to the terms of the purchase agreement with De Novo, the portion of the contingent consideration subject to the continued employment for this employee was forfeited and will not be allocated to the remaining sellers.  As adjusted for this forfeiture the amount of the remaining potential future cash payments under the contingent consideration opportunity ranges from $0 and $29.1 million. Approximately one-quarter of the remaining contingent consideration opportunity is also contingent upon the continued employment of certain sellers.

During the third quarter of 2012, based upon projected revenue over the remainder of the measurement period, we determined that it is not likely that any contingent consideration for De Novo will be achieved and based on this assessment, we recorded a decrease in the fair value of the contingent consideration obligation of $11.7 million for the three months ended September 30, 2012 and $17.2 million for the nine months ended September 30, 2012, which is included in “Fair value adjustment to contingent consideration” in the Condensed Consolidated Statements of Income.  As of September 30, 2012, no amounts related to this obligation are recorded on the Condensed Consolidated Balance Sheet.  As of December 31, 2011, $ 16.2 million was included in “Long-term Obligations” on the Condensed Consolidated Balance Sheet.

Also, in conjunction with the quarterly fair value assessment of the compensation-related contingent consideration, approximately $1.7 million and $3.4 million, respectively, of previously accrued compensation expense was reversed during the three and nine months ended September 30, 2012 which is included in “General and administrative” expense on the

Condensed Consolidated Statements of Income.  As of September 30, 2012, no amounts related to this obligation are recorded on the Condensed Consolidated Balance Sheet.  Compensation expense related to this portion of the contingent consideration is reflected in “General and administrative expense” on the Condensed Consolidated Statements of Income and included a credit of $1.3 million for the three months ended September 30, 2012. For the nine months ended September 30, 2012, no compensation expense related to this obligation has been recognized.  As of December 31, 2011, no amounts related to the acquisition-related compensation had been accrued for the period December 28, 2011 through December 31, 2011 as the amount was immaterial.

The change in fair value of the De Novo contingent consideration also includes increases of $0.2 million and $1.1 million related to accretion expense, which is included in “Interest expense” in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2012, respectively.

Allocation of De Novo purchase consideration

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

Pro Forma Financial Information

The following unaudited condensed pro forma financial information presents consolidated results of operations as if the Encore and De Novo acquisitions had taken place on January 1, 2010 (in thousands).  These amounts were prepared in accordance with the acquisition method of accounting under existing standards and are not necessarily indicative of the results of operations that would have occurred if our acquisitions of Encore and De Novo had been completed on January 1, 2010, nor are they indicative of our future operating results. These unaudited pro forma amounts include an adjustment to reclassify acquisition expenses related to Encore and De Novo to 2010 whereas they were actually incurred throughout 2011.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Total revenue	$95,397	$268,586
Operating revenue	$89,038	$251,555
Net income	$9,970	$25,072

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

eDiscovery

Our eDiscovery segment provides collections and forensics, processing, search and review, and document review and staffing services to companies and the litigation departments of law firms.  We process data which analyzes, filters, deduplicates and produces documents for review.  Produced documents are made available primarily through a hosted environment utilizing our proprietary software, DocuMatrix™, and third-party software which allows for efficient attorney review and data requests. Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the eDiscovery process for litigation, financial transactions, investigations and regulatory matters.

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

On December 28, 2011, we acquired De Novo Legal LLC (“De Novo”) for approximately $86.6 million and $5.0 million is being held by us and deferred for eighteen months following the closing as security for potential indemnification claims.  In addition to the net closing consideration, there is contingent consideration based on the achievement of substantial future operating revenue growth which exceeds market expectations.  The potential undiscounted amount of all future payments that we could be required to make under the contingent consideration opportunity is between $0 and $29.1 million over a two-year period.  The transaction was funded from our credit facility. See Note 11 of our Notes to Condensed Consolidated Financial Statements for further detail.

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

Bankruptcy

Bankruptcy is an integral part of the United States’ economy.  As of the most recently reported data by the Administrative Office of the U.S. Courts for the twelve-month period ended June 30, 2012 and 2011, there were approximately 1.31 million and 1.53 million new bankruptcy filings, respectively. Bankruptcy filings for the twelve-month period ended June 30, 2012 decreased 14% versus the twelve-month period ended June 30, 2011.  During this period, Chapter 7 filings decreased 16%, Chapter 11 filings fell 14%, and Chapter 13 filings decreased 11%.

Our bankruptcy business provides solutions that address the needs of Chapter 7, Chapter 11, and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

•                  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended June 30, 2012, accounted for approximately 70% of all bankruptcy filings.  In a Chapter 7 case, the debtor’s assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors.  Chapter 7 cases typically last several years.

•                  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the twelve-month period ended June 30, 2012, accounted for approximately 1% of all bankruptcy filings.  Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations.  Chapter 11 cases generally last several years.

•                  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended June 30, 2012, accounted for approximately 29% of all bankruptcy filings.  In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors.  Chapter 13 cases typically last between three and five years.

Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. Our trustee services deposit portfolio averaged approximately $2.0 billion during the nine months ended September 30, 2012, while pricing continued at floor pricing levels under our agreements due to the low short-term interest rate environment.

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

•                  Deposit-based fees, earned primarily on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support services.  The fees we earn based on assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates.

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

Results of Operations for the Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations.  Also see discussion of segment results in Results of Operations by Segment section below.

Consolidated Results

	Three Months Ended September 30,		$ Change Increase /
Amounts in thousands	2012	2011	(Decrease)	% Change
Operating revenue	$83,865	$69,752	$14,113	20%
Reimbursable expenses	7,122	6,359	763	12%
Total Revenue	90,987	76,111	14,876	20%

Direct cost of services (exclusive of depreciation and amortization shown separately below)	33,546	23,888	9,658	40%
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	800	778	22	3%
Reimbursed direct costs	6,891	6,289	602	10%
General and administrative	26,988	26,395	593	2%
Depreciation and software and leasehold amortization	6,755	5,795	960	17%
Amortization of identifiable intangible assets	6,804	6,146	658	11%
Fair value adjustment to contingent consideration	(11,717)	(1,691)	(10,026)	N/M
Other operating (income) expense	—	70	(70)	N/M
Total Operating Expense	70,067	67,670	2,397	4%

Income From Operations	20,920	8,441	12,479	148%

Interest Expense (Income)
Interest expense	1,926	1,555	371	24%
Interest income	(5)	(96)	91	-95%
Net Interest Expense	1,921	1,459	462	32%

Income Before Income Taxes	18,999	6,982	12,017	172%

Provision for Income Taxes	7,733	2,696	5,037	N/M

Net Income	$11,266	$4,286	$6,980	163%

N/M — not meaningful

Revenue

The increase in operating revenue exclusive of revenue originating from reimbursable expenses was driven by a $14.3 million increase in the eDiscovery segment and a $2.4 million increase in the settlement administration segment, offset by a $2.6 million decrease in the bankruptcy segment.

A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the revenue from these reimbursable expenses as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Although reimbursable expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating Expense

The increase in direct cost of services, exclusive of depreciation and amortization, was primarily the result of a $7.3 million increase in compensation related expense, primarily related to the De Novo acquisition in the fourth quarter of 2011, a $1.1 million increase related to costs for legal notification and advertising services  a $0.8 million increase in costs related to data hosting, a $0.4 million increase in software maintenance costs, a $0.8 million increase in other production costs and a $0.7 million increase related to outside services, offset by a $0.7 million decrease in general office expense and a $1.0 million decrease in third party material costs.

Direct cost of bundled products and services, exclusive of depreciation and amortization, was consistent with the prior year period.

The increase in reimbursed direct costs for the three months ended September 30, 2012 as compared to the same period of 2011 corresponds to the increase in revenue from reimbursable expenses.

The increase in general and administrative costs was primarily due to an increase of $0.2 million in compensation and related expense which is primarily related to the De Novo acquisition, a $0.2 million increase in lease expense related to the De Novo acquisition, and a $0.4 million increase in professional services expense, partially offset by a $0.3 million decrease in maintenance service contracts.  General and administrative costs for the three months ended September 30, 2012 also included a $1.7 million reversal of previously accrued compensation expense related to the De Novo compensation —related contingent consideration. See Note 11 of our Notes to Condense Consolidated Financial Statements for further detail.

Depreciation and software and leasehold amortization costs increased primarily as a result of increased depreciation on equipment and software related to investments in our business segments and depreciation on the equipment acquired from the De Novo acquisition.

Amortization of identifiable intangible assets increased due to the acquisition of intangible assets associated with the acquisition of De Novo.

The fair value adjustment to contingent consideration of $11.7 million of income during the three months ended September 30, 2012 resulted from a fair value adjustment to the contingent consideration related to the De Novo acquisition. The fair value adjustment to contingent consideration of $1.7 million of income during the three months ended September 30, 2011 resulted from a fair value adjustment to the contingent consideration related to the Jupiter eSources acquisition.  See Notes 7 and 11 of our Notes to Condensed Consolidated Financial Statements for further detail.

Interest Expense, Net

The increase in net interest expense was primarily due to interest expense resulting from increased borrowings on our senior revolving loan to fund the Encore and De Novo acquisitions in April 2011 and December 2011, respectively.

Income Taxes

Our effective tax rate for the three months ended September 30, 2012 was 40.7% compared to 38.6% in the prior year.  The year-over-year increased tax rate is primarily due to the change in expected mix of taxable income by jurisdictions.

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

	Three Months Ended September 30,		$ Change Increase /	%
Amounts in thousands	2012	2011	(Decrease)	Change
Third-party operating revenue
eDiscovery	$50,896	$36,626	$14,270	39%
Bankruptcy	21,248	23,842	(2,594)	-11%
Settlement Administration	11,721	9,284	2,437	26%
Total operating revenue	$83,865	$69,752	$14,113	20%

Reimbursable expenses
eDiscovery	$441	$193	$248	128%
Bankruptcy	1,978	2,447	(469)	-19%
Settlement Administration	4,703	3,719	984	26%
Total reimbursable expenses	$7,122	$6,359	$763	12%

Direct costs, general and administrative costs
eDiscovery	$31,584	$22,043	$9,541	43%
Bankruptcy	13,623	14,665	(1,042)	-7%
Settlement Administration	15,438	11,630	3,808	33%
Intercompany eliminations	(683)	(589)	(94)	16%
Total direct costs, general and administrative costs	$59,962	$47,749	$12,213	26%

Segment performance measure
eDiscovery	$19,795	$14,801	$4,994	34%
Bankruptcy	9,630	11,624	(1,994)	-17%
Settlement Administration	1,600	1,937	(337)	-17%
Total segment performance measure	$31,025	$28,362	$2,663	9%

Segment performance measure	$31,025	$28,362	$2,663	9%
Corporate and unallocated expenses	(6,532)	(7,529)	997	-13%
Share-based compensation expense	(1,731)	(2,072)	341	-16%
Depreciation and software and leasehold amortization	(6,755)	(5,795)	(960)	17%
Amortization of intangible assets	(6,804)	(6,146)	(658)	11%
Fair value adjustment to contingent consideration	11,717	1,691	10,026	N/M
Other operating expense	—	(70)	70	N/M
Interest expense, net	(1,921)	(1,459)	(462)	32%
Income before income taxes	$18,999	$6,982	$12,017	172%

N/M — not meaningful

eDiscovery Segment

eDiscovery segment operating revenue increased $14.3 million compared to the prior year period resulting primarily from the impact of the De Novo acquisition along with organic growth.

eDiscovery direct, general and administrative costs, including reimbursed direct costs, increased primarily as a result of the De Novo acquisition.  The increase includes a $6.7 million increase in compensation related expenses, a $0.8 million increase in costs related to data hosting, a $0.5 million increase in software maintenance costs, a $0.2 million increase in lease expense, and a $0.8 million increase in outside service providers, offset by a $1.0 million decrease in third party material costs.

Bankruptcy Segment

Bankruptcy segment operating revenue for the three months ended September 30, 2012 decreased $2.6 million compared to the same period in the prior year and the decrease was primarily attributable to lower levels of bankruptcy filings.

Bankruptcy direct, general and administrative costs, including reimbursed direct costs, decreased primarily as a result of a $0.5 million decrease in reimbursed direct costs and a $0.6 million decrease in legal notification costs, offset by a $0.1 million increase in compensation expense.

Settlement Administration Segment

Settlement administration operating revenue increased compared to the prior year, primarily due to a large engagement, which was principally executed in the second quarter of 2012 and completed in the third quarter of 2012 that increased legal notification and advertising services as compared to the prior year.

Settlement administration direct, general and administrative costs increased primarily related to an increase in legal advertising costs of $1.7 million related to a large active engagement which increased legal notification and advertising services, an increase of $0.9 million in reimbursed direct costs, a $0.7 million increase in compensation expense, and an increase of $0.9 million in outside services.

Results of Operations for the Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations.  Also see discussion of segment results in Results of Operations by Segment section below.

Consolidated Results

	Nine Months Ended September 30,		$ Change Increase /
Amounts in thousands	2012	2011	(Decrease)	% Change
Operating revenue	$256,529	$192,656	$63,873	33%
Reimbursable expenses	20,825	17,031	3,794	22%
Total Revenue	277,354	209,687	67,667	32%

Direct cost of services (exclusive of depreciation and amortization shown separately below)	105,121	64,526	40,595	63%
Direct cost of bundled products and services (exclusive of depreciation and amortization shown separately below)	2,304	2,391	(87)	-4%
Reimbursed direct costs	20,179	16,778	3,401	20%
General and administrative	87,252	72,763	14,489	20%
Depreciation and software and leasehold amortization	20,006	16,808	3,198	19%
Amortization of identifiable intangible assets	20,325	16,107	4,218	26%
Fair value adjustment to contingent consideration	(17,188)	(4,466)	(12,722)	N/M
Intangible asset impairment expense	1,777	—	1,777	N/M
Other operating (income) expense	(225)	3,980	(4,205)	-106%
Total Operating Expense	239,551	188,887	50,664	27%

Income From Operations	37,803	20,800	17,003	82%

Interest Expense (Income)
Interest expense	7,365	4,122	3,243	79%
Interest income	(12)	(112)	100	-89%
Net Interest Expense	7,353	4,010	3,343	83%

Income Before Income Taxes	30,450	16,790	13,660	81%

Provision for Income Taxes	11,988	6,649	5,339	80%

Net Income	$18,462	$10,141	$8,321	82%

N/M — not meaningful

Revenue

The increase in operating revenue exclusive of revenue originating from reimbursable expenses was driven by a $46.1 million increase in the eDiscovery segment, an $18.9 million increase in the settlement administration segment related to a large legal notification engagement, which was principally completed in the second quarter of 2012, offset by a $1.2 million decrease in the bankruptcy segment.

A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to document management services.  We reflect the revenue from these reimbursable expenses as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Although revenue from reimbursable expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating Expense

The increase in direct cost of services, exclusive of depreciation and amortization, was primarily the result of an $23.8 million increase in compensation related expense  primarily related to the Encore and De Novo acquisitions, in the second and fourth quarters of 2011, respectively, together with a $12.0 million increase in costs related primarily to a large legal notification engagement, which increased legal notification and advertising services, a $1.9 million increase in outside services, a $1.0 million increase in software maintenance costs and a $1.0 million increase in expense related to claims management under a services agreement, offset by a $1.5 million decrease in general office expense.

The increase in direct cost of bundled products and services, exclusive of depreciation and amortization, was consistent with the same period in the prior year.

The increase in reimbursed direct costs for the three months ended September 30, 2012 as compared to the same period of 2011 corresponds to the increase in revenue from reimbursable expenses.

The increase in general and administrative costs was primarily due to an increase of $9.8 million in compensation related expense which is primarily related to the Encore and De Novo acquisitions.  In addition to the increase in compensation expense, a $1.4 million increase in travel related expense, a $1.0 million increase in office and equipment lease expense, a $1.0 million increase in legal settlement expense, a $0.7 million increase in telephone and utilities expense and a $0.8 million increase in general office expense, substantially all of which are related to the Encore and De Novo acquisitions, also contributed to the increase in general and administrative costs in 2012. General and administrative costs for the nine months ended September 30, 2012 also included a $3.4 million reversal of previously accrued compensation expense related to the De Novo compensation —related contingent consideration.  See Note 11 of our Notes to Condense Consolidated Financial Statements for further detail.

Depreciation and software and leasehold amortization costs increased primarily as a result of increased depreciation on equipment and software related to investments in our business segments and depreciation on the equipment acquired from the Encore and De Novo acquisitions.

Amortization of identifiable intangible assets increased due to the acquisition of intangible assets associated with the acquisitions of Encore and De Novo.

The fair value adjustment to contingent consideration of income of $17.2 million during the nine months ended September 30, 2012 resulted from a fair value adjustment to the contingent consideration related to the De Novo acquisition. The fair value adjustment to contingent consideration of income of $4.5 million during the nine months ended September 30, 2011 resulted from a fair value adjustment to the contingent consideration related to the Jupiter eSources acquisition.  See Notes 7 and 11 of our Notes to Condensed Consolidated Financial Statements for further detail.

Intangible asset impairment expense was $1.8 million for the nine months ended September 30, 2012 related to an impairment of the AACER® trade name acquired in 2010 as part of the Jupiter eSources acquisition which was recorded in the second quarter of 2012.  See Note 2 of our Notes to Condensed Consolidated Financial Statements for further detail.

Other operating (income) expense decreased in the nine months ended September 30, 2012 as compared to the prior year primarily as a result of acquisition-related expenses in the nine months ended September 30, 2011 related to the Encore and De Novo acquisitions.

Interest Expense, Net

The increase in net interest expense was primarily due to interest expense resulting from increased borrowings on our senior revolving loan to fund the Encore and De Novo acquisitions in April 2011 and December 2011, respectively, in addition to $1.1 million of accretion expense related primarily to acquisition related obligations in connection with the De Novo acquisition.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2012 was 39.4 % compared to 39.6% in the prior year.

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

	Nine Months Ended September 30,		$ Change Increase /
Amounts in thousands	2012	2011	(Decrease)	% Change
Third-party operating revenue
eDiscovery	$142,455	$96,314	$46,141	48%
Bankruptcy	66,943	68,148	(1,205)	-2%
Settlement Administration	47,131	28,194	18,937	67%
Total operating revenue	$256,529	$192,656	$63,873	33%

Reimbursable expenses
eDiscovery	$1,163	$404	$759	188%
Bankruptcy	5,129	4,601	528	11%
Settlement Administration	14,533	12,026	2,507	21%
Total reimbursable expenses	$20,825	$17,031	$3,794	22%

Direct costs, general and administrative costs
eDiscovery	$90,402	$55,823	$34,579	62%
Bankruptcy	40,300	37,200	3,100	8%
Settlement Administration	55,310	37,545	17,765	47%
Intercompany eliminations	(2,994)	(1,503)	(1,491)	99%
Total direct costs, general and administrative costs	$183,018	$129,065	$53,953	42%

Segment performance measure
eDiscovery	$53,410	$40,928	$12,482	30%
Bankruptcy	31,799	35,549	(3,750)	-11%
Settlement Administration	9,127	4,145	4,982	120%
Total segment performance measure	$94,336	$80,622	$13,714	17%

Segment performance measure	$94,336	$80,622	$13,714	17%
Corporate and unallocated expenses	(26,704)	(21,804)	(4,900)	22%
Share-based compensation expense	(5,134)	(5,589)	455	-8%
Depreciation and software and leasehold amortization	(20,006)	(16,808)	(3,198)	19%
Amortization of intangible assets	(20,325)	(16,107)	(4,218)	26%
Fair value adjustment to contingent consideration	17,188	4,466	12,722	285%
Intangible asset impairment expense	(1,777)	—	(1,777)	N/M
Other operating expense	225	(3,980)	4,205	-106%
Interest expense, net	$(7,353)	(4,010)	(3,343)	83%
Income before income taxes	$30,450	$16,790	$13,660	81%

N/M — not meaningful

eDiscovery Segment

eDiscovery segment operating revenue increased $46.1 million compared to the prior year period primarily from the impact of the Encore and De Novo acquisitions, as well as from organic growth.

eDiscovery direct and administrative costs, including reimbursed direct costs, increased primarily as a result of the Encore and De Novo acquisitions and the increase was driven by a $29.0 million increase in compensation and related expenses, a $1.1 million increase in maintenance service contracts, a $1.2 million increase in expenses related to customer data hosting, and a $1.2 million increase in lease expense.

Bankruptcy Segment

The $1.2 million decrease in Bankruptcy segment operating revenue for the nine months ended September 30, 2012 was primarily attributable to lower levels of bankruptcy filings.

Bankruptcy direct and administrative costs, including reimbursed direct costs, increased primarily as a result of a $1.0 million increase in compensation related expenses, a $0.7 million increase in expenses related to claims management under a services agreement, a $0.8 million increase in outside services, and a $0.4 million increase in reimbursed direct costs, offset by a $0.2 million decrease in legal notification costs.

Settlement Administration Segment

Settlement administration operating revenue increased $18.9 million compared to the prior year, primarily due to a large legal notification engagement, which was principally completed in the second quarter of 2012.

Settlement administration direct and administrative costs increased primarily related to an increase in legal advertising costs of $12.2 million related primarily to a large legal notification engagement, an increase of $2.2 million in reimbursed direct costs, a $1.5 million increase in compensation expense, and an increase of $2.3 million in outside services.

Liquidity and Capital Resources

Cash flows from operating activities

During the nine months ended September 30, 2012, our operating activities provided net cash of $42.6 million. Contributing to net cash provided by operating activities was net income of $18.5 million, including $38.0 million of non-cash expenses, for a total of $56.5 million. Cash provided by operating activities also included a $13.9 million net use of cash resulting from changes in operating assets and liabilities, resulting primarily from a $16.7 million increase in trade accounts receivable primarily due to revenue growth offset by a $3.5 million decrease in prepaid expenses and other assets.  Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Accounts payable will fluctuate from period to period depending on the timing of purchases and payments.

During the nine months ended September 30, 2011, our operating activities provided net cash of $27.1 million. Contributing to net cash provided by operating activities were net income of $10.1 million and non-cash expenses, such as depreciation and amortization and share-based compensation expense, of $37.9 million, for a total of $48.0 million. These items were partially offset by a $20.9 million net use of cash resulting from changes in operating assets and liabilities, net of the effects from business acquisitions. The most significant changes in operating assets and liabilities were an $8.8 million decrease in accounts payable and other liabilities, and a $14.2 million increase in trade accounts receivable.

Cash flows from investing activities

During the nine months ended September 30, 2012 and 2011, we used cash of $12.6 million and $10.7 million, respectively, for the purchase of property and equipment, including computer hardware and purchased software licenses primarily for our eDiscovery business and purchased computer hardware primarily for our corporate network infrastructure. Enhancements to our existing software and the development of new software is essential to our continued growth, and, during the nine months ended September 30, 2012 and 2011, we used cash of $4.8 million and $4.8 million, respectively, to fund internal costs related to the development of software.  We believe that cash generated from operations will be adequate to fund our anticipated property, equipment, and software spending over the next year.

In addition, during the nine months ended September 30, 2012, we paid $8.4 million related to deferred acquisition consideration for the October 1, 2010 acquisition of Jupiter eSources and during the nine months ended September 30, 2011, we completed the acquisition of Encore with a cash purchase price of $99.3 million.

Cash flows from financing activities

During the nine months ended September 30, 2012, we borrowed $59.0 million and repaid $59.0 million under our senior revolving loan along with $5.7 million of principal payments related to other debt for total debt reduction of $5.7 million.  In addition, we paid $5.9 million in dividends and used $5.9 million to repurchase shares under our share repurchase program and shares required to be repurchased by the company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises.  See Notes 3 and 9 to our Condensed Consolidated Financial Statements for further information.

During the nine months ended September 30, 2011, we borrowed $148.0 million under our senior revolving loan including the funding of the acquisition of Encore in April 2011, and had net proceeds from stock issued in connection with the exercise of employee stock options of $2.4 million.  The cash provided by financing activities was offset by the use of cash of $45.0 million for payments on our senior revolving loan, and $10.9 million for common stock repurchases under our Share Repurchase Program (see Note 9 to Condensed Consolidated Financial Statements for further detail).    We also used cash of $2.6 million for the payment of long-term obligations, including capital lease payments, $1.9 million for debt issuance costs, and $3.7 million for dividends paid on our common shares.

Financing activities

Revolving Credit Agreement:  We have a $325.0 million revolving loan senior credit facility with a maturity date of December 2015. We have the right, subject to compliance with the covenants as set forth in the credit facility agreement, to increase the facility up to a maximum of $375.0 million.  The credit facility is secured by liens on our land and buildings and substantially all of our personal property.

See Note 3 of our Notes to Condensed Consolidated Financial Statements for further information.

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

In addition, we believe we could fund any future acquisitions, dividend payments, or common stock repurchases with our internally available cash, cash generated from operations, our existing credit facilities, or from the issuance of additional securities.

Foreign Cash

As of September 30, 2012 and December 31, 2011, our foreign subsidiaries had $2.1 million and $2.4 million, respectively, in cash located in financial institutions located outside of the United States.  All of this cash represents undistributed earnings of our foreign subsidiaries which are indefinitely reinvested.  In the event of a distribution to the United States, those earnings could be subject to United States federal and state income taxes, net of foreign tax credits.

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

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 1, 2012, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  Other than the updates described below there have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Goodwill

Our recognized goodwill totaled $404.2 million as of September 30, 2012.  As of July 31, 2012, which is the date of our most recent impairment test, the fair value of each of our reporting units was substantially in excess of the carrying value of the reporting unit.  As of September 30, 2012, $189.3 million of goodwill is allocated to the eDiscovery segment, $182.1 million  of goodwill is allocated to the bankruptcy segment and $32.8 million of goodwill is allocated to the settlement administration segment.

Due to the current economic environment and the uncertainties regarding potential future economic impacts on our reporting units, there can be no assurances that estimates and assumptions made for purposes of our annual goodwill impairment test, will prove to be accurate predictions of the future. If assumptions regarding forecasted revenues or margins of certain of our reporting units are not achieved, we may be required to record goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment loss would occur, and if it did occur, whether such charge would be material.

The following table illustrates the percentages by which each reporting unit’s fair value exceeded its carrying value as of July 31, 2012, the date of the most recent impairment test. In addition the table includes sensitivity analyses related to changes in certain key assumptions for each reporting unit. The impact of each assumption change within the sensitivity analyses was calculated independently and excludes the impact of other assumed changes.

	eDiscovery	Bankruptcy	Settlement Administration
Percentage by which fair value exceeds carrying value as of July 31, 2012 as reported	48%	23%	21%
Sensitivity Analysis - Assumed 1% Changes in Certain Key Assumptions
Percentage by which fair value would exceed carrying value assuming a 1% increase in discount rate (1)	25%	13%	8%
Percentage by which fair value would exceed carrying value assuming a 1% decrease in long-term growth assumptions(1)	33%	19%	15%
Percentage by which fair value would exceed carrying value assuming a 1% increase in discount rate and a 1% decrease in long-term growth assumptions (1)	16%	5%	0%

(1)     Assumes all other variables remain the same

Identifiable intangible assets

During the second quarter of 2012, the remaining useful life of the AACER® trade name was evaluated to determine whether events and circumstances continue to support an indefinite useful life and it was determined that an indefinite life is no longer appropriate.  This conclusion was based on our plans to market current and potential future products or services under the Epiq trade name and we expect the useful life of the AACER® trade name to be ten years.  Accordingly, we began amortizing this trade name beginning on July 1, 2012.

Due to the change from an indefinite life to a ten-year useful life, we tested the AACER® trade name for impairment as of June 30, 2012, based on current financial forecasts and the expected useful life of ten years.  Per the results of this valuation analysis, the carrying value of the trade name exceeded its fair value by $1.8 million and accordingly we recorded this amount in the second quarter of 2012 as intangible asset impairment expense in the accompanying Condensed Consolidated Statements of Income.

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

In September 2011, the FASB issued guidance that amends the existing standards related to annual and interim goodwill impairment tests.  Current guidance requires companies to test goodwill for impairment, at least annually, using a two-step process. The updated guidance provides companies with the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, companies are no longer required to calculate the fair value of a reporting unit unless they determine, based on that qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The new guidance includes examples of the types of events and circumstances to consider in conducting the qualitative assessment.   The amendments were effective for us for annual and interim goodwill impairment tests performed on or after January 1, 2012, including our most recent goodwill impairment test conducted as of July 31, 2012.  The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued guidance that amends the existing standards related to annual and interim impairment tests for indefinite-lived intangible assets other than goodwill.  Current guidance requires companies to test indefinite-lived intangible assets other than goodwill for impairment, at least annually, by comparing the fair value of the asset with its carrying amount.   The updated guidance provides companies with the option to first assess qualitative factors to determine whether it is necessary to calculate the indefinite-lived intangible asset’s fair value.  Under this option, companies are no longer required to calculate the fair value of the indefinite-lived intangible asset unless they determine, based on that qualitative assessment, that it is more likely than not that the asset’s fair value is less than its carrying amount.  The amendment will be effective for us beginning with annual and interim impairment tests of indefinite-lived intangible assets performed after January 1, 2013.  We do not expect the adoption of this guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which we are exposed include interest rates under our senior revolving credit facility, foreign exchange rates giving rise to translation, and fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue.

Interest Rate Risk

Interest on our senior revolving credit facility is generally based on a spread, not to exceed 275 basis points over the LIBOR rate. As of September 30, 2012, we had borrowed $217.0 million under the senior revolving loan.

We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the senior revolving loan. As of September 30, 2012, the analysis indicated that such a movement would have increased our interest expense by approximately $1.5 million for the nine months ended September 30, 2012.

In our Chapter 7 bankruptcy business we earn deposit-based fees.  These fees are earned primarily on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients.  The fees we earn based on assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates.  Based on sensitivity analysis we performed for the nine months ended September 30, 2012, a hypothetical 1% movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 1% increase in foreign exchange rates applied to our 2012 results of operations.  For the three months ended September 30, 2012, the analysis indicated that such a movement would not have had a material effect on our total revenues, operating income or net income.  For the nine months ended September 30, 2012 such a hypothetical 1% increase would have decreased total revenues by $0.2 million and would not have had a material effect on our operating income or net income for the nine months ended September 30, 2012.

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

During the second quarter of 2011, we initiated a company-wide implementation of SAP, which provides certain enhancements, efficiencies, and increased security features to the financial reporting process and surrounding internal controls.  As of the end of the third quarter of 2012, all of our business units were using the new system.  We reviewed affected internal controls as part of this implementation, and made changes where appropriate.  There have been no other changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purported Software License Complaint

On or about June 24, 2011, EDS filed a lawsuit against Sybase, Inc. (“Sybase”) and Does 1 to 50, et al. in the Superior Court of the State of California, Alameda County (the “Superior Court”), alleging breach of contract and requesting a declaratory judgment against Sybase.  EDS’s complaint against Sybase related to a dispute that arose under a software license agreement between EDS and Sybase (the “Agreement”) and encompassed a request by EDS for the Superior Court to issue an order:  (a) declaring that EDS owed Sybase nothing under the Agreement, and (b) requiring Sybase to provide EDS with certain license keys to software licenses that EDS purchased from Sybase under the Agreement.  On or about July 29, 2011, Sybase filed an answer to the complaint and a cross-complaint, which Sybase subsequently amended, against EDS and Does 51-60 relating to that same dispute and Agreement, alleging that, among other things, EDS owed Sybase additional amounts under the Agreement totaling at least $7.0 million, plus interest and costs of the lawsuit.

In June 2012, EDS and Sybase reached an agreement related to this matter pursuant to which the lawsuit was dismissed with prejudice on July 11, 2012.  EDS acquired certain perpetual software licenses valued at $2.6 million which was paid in two installments. The first installment of $1.5 million was paid in June 2012 and the remainder was paid in September 2012. EDS has capitalized the cost of the software licenses and is currently using the licensed software in its operations and plans to continue doing so for the foreseeable future.  The cost of the licenses is recorded in the accompanying Condensed Consolidated Balance Sheets included in Property, Plant & Equipment and will be amortized over their remaining useful lives of three years.

Item 1A.        Risk Factors

There have been no material changes in our Risk Factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 1, 2012.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2010, we announced that our board of directors authorized $35.0 million for share repurchases (the “2010 Share Repurchase Program”).  The 2010 program had no stated expiration date.  We did not repurchase any shares under this program during the nine months ended September 30, 2012.  On June 1, 2012 we announced that our board of directors terminated the 2010 Share Repurchase Program and authorized the repurchase, on or prior to December 31, 2013, of our outstanding shares of common stock up to an aggregate of $35.0 million (the “2012 Share Repurchase Program”).

During the three months ended September 30, 2012, we repurchased 163,980 shares under the 2012 Share Repurchase Program at an average share price of $11.32 per share for a total of approximately $1.9 million.  During the nine months ended September 30, 2012, we repurchased 283,980 shares under the 2012 Share Repurchase Plan at an average share price of $11.62 per share for a total of approximately $3.3 million.

We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.  During the three months ended September 30, 2012 we repurchased 44,588 shares at an average share price of $12.82 per share for a total of approximately $0.6 million from employees upon stock option exercises which satisfied the employees’ tax withholding obligation. During the nine months ended September 30, 2012, we repurchased 213,681 shares at an average share price of $12.48 per share for a total of approximately $2.6 million to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the exercise of stock options.

The following table presents the total number of shares repurchased during each month of the quarter ended September 30, 2012, the average price paid per share (including brokerage commissions paid by the Company), the number of shares that were repurchased as part of the 2012 Share Repurchase Program, and the approximate dollar value of shares that may yet be repurchased under the 2012 Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 — July 31	48,384	$11.76	48,384	$32,990,000
August 1 — August 31	116,400	$11.13	115,596	$31,700,000
September 1 — September 30	43,784	$13.37	—	$31,700,000
Total Activity for the Quarter Ended September 30, 2012	208,568	$11.61	163,980	$31,700,000

Item 6.           Exhibits

12.1		Computation of ratio of earnings to fixed charges.

31.1		Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101.INS	†	XBRL Instance Document.

101.SCH	†	XBRL Taxonomy Extension Schema Document.

101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	†	XBRL Taxonomy Definition Linkbase Document.

101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Epiq Systems, Inc.

Date: November 1, 2012	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date: November 1, 2012	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President Operations, Chief Financial Officer
(Principal Financial & Accounting Officer)