Form 10-K
period 2012-12-31
EPIQ SYSTEMS INC
filed 2013-03-05
CIK 1027207

Use these links to rapidly review the document

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Securities registered pursuant to Section 12(g) of the Act:
 None

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting common stock held by non-affiliates of the registrant (based upon the last reported sale price on the NASDAQ Global Market), as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2012) was approximately $382,250,000.

          There were 35,922,509 shares of common stock of the registrant outstanding as of February 22, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2013 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

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

        Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "projected," "forecasted," "may," "estimated," "goal," "objective," "seeks," and "potential," and variations of these words and similar expressions or negatives of these words. Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, Item 1A, "Risk Factors" of this report lists a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements contained in this report or in future communications to reflect future events or developments, except as required by law.

PART I

ITEM 1.    BUSINESS

General Development of Business

        Epiq Systems, Inc. is a provider of integrated technology-enabled solutions for electronic discovery, bankruptcy and class action settlement administration. References below to "the Company," "we," "us" and "our" may refer to Epiq Systems, Inc. exclusively or to one or more of our subsidiaries. Our solutions streamline the administration of bankruptcy, litigation, financial transactions and regulatory compliance matters. Our clients include law firms, corporate legal departments, bankruptcy trustees, government agencies, mortgage processors, financial institutions, and other professional advisors who require innovative technology, responsive service and deep subject-matter expertise.

        We were incorporated in the State of Missouri on July 13, 1988, and on July 15, 1988 acquired all of the assets of an unrelated predecessor corporation.

        Our trademarks, service marks, and registered marks include AACER®, MY AACERSM, AACER EXTRA EDITIONSM, Extra Edition™, Epiq®, EPIQ LOGO®, Epiq Systems®, EPIQ SYSTEMS LOGO®, Bankruptcy Link®, CasePower®, ClaimsMatrix®, CreditorMatrix®, DebtorMatrix®, DocuMatrix®, DMX™, DMXSM, DMX Mobile™, DMX MobileSM, Documatrix Mobile™, Documatrix MobileSM, eDataMatrix®, eDiscovery IQ Review™, eDiscovery IQ Review SM, eMaxSM, eMax™, eMax Virtual Project Manager AssistantSM, eMax Virtual Project Manager Assistant™, eMax VPMASM, eMax VPMA™, Encore Discovery Solutions®, encore Discovery Solutions Knowledge. Innovation. Results®, Encore Legal Solutions®, Encore Lex Solutio®, Epiq IQ Review™, Epiq IQ Review SM, IQ Review™, IQ ReviewSM, Epiq PortalSM LegalMatrix™, LoanMatrix ®, TCMS®, TCMSWeb®, and XFrame™. The trademarks and service marks (denoted by ™ and SM) have been filed but are not yet registered; the registered marks (denoted by ®) have durations ranging from 2013 through 2022.

Financial Information About Segments

        Our business is organized into three reporting segments: eDiscovery, bankruptcy, and settlement administration. Segment information related to revenues, a performance measure of profit, capital expenditures, and total assets is contained in Note 14 of our Notes to Consolidated Financial Statements.

Narrative Description of Business

eDiscovery

        Our eDiscovery segment provides consulting, collections and forensics, processing, search and review, production of documents and document review services to companies and the litigation departments of law firms. Our eDataMatrix® and third-party software analyzes, filters, deduplicates and produces documents for review. Documents are made available primarily through a hosted environment, and our DocuMatrix™ and third-party software allows for efficient attorney review and data requests. Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the eDiscovery process for litigation, investigations, anti-trust filings and regulatory matters and data requests.

        The substantial amount of electronic documents and other data used by businesses has changed the dynamics of how attorneys support discovery in complex litigation, investigations and data requests. Due to the complexity of matters, the volume of data that are maintained electronically, and the volume of documents that are produced, law firms have become increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

        Following is a description of the significant sources of revenue in our eDiscovery business.

  •
  Consulting, forensics and collection service fees based on the number of hours that services are provided.

  •
  Fees related to the conversion of data into an organized, searchable electronic database. The amount earned varies primarily on the number of documents or volume of data processed.

  •
  Hosting fees based on the amount of data stored.

  •
  Production of documents based on the number of documents

  •
  Document review fees based on the number of hours spent reviewing documents, the number of pages reviewed, or the amount of data reviewed.

Bankruptcy

        Bankruptcy is an integral part of the United States' economy. As reported by the Administrative Office of the United States Courts for the fiscal years ended December 31, 2012, 2011, and 2010, there were approximately 1.22 million, 1.41 million, and 1.59 million new bankruptcy filings, respectively. Total bankruptcy filings for the twelve-month period ended December 31, 2012 decreased 13% versus the twelve-month period ended December 31, 2011. During this period, Chapter 7 filings decreased 15%, Chapter 11 filings fell 10%, and Chapter 13 filings decreased 10%.

        Our bankruptcy business provides solutions that address the needs of Chapter 7 and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of Chapter 11 debtor corporations that file a plan of reorganization.

  •
  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2012, accounted for approximately 69% of all bankruptcy filings. In a Chapter 7 case, the debtor's assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors. Chapter 7 cases typically last several years.

  •
  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2012, accounted for less than 1% of all bankruptcy filings. Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. The key participants in a bankruptcy proceeding include the debtor-in-possession, the debtor's legal counsel, the creditors, the creditors' legal counsel, and the bankruptcy judge. The end-user customers of our Chapter 11 bankruptcy business are debtor corporations that file a plan of reorganization and professional bankruptcy trustees.

  •
  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2012, accounted for approximately 30% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last between three and five years.

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

        The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we provide our Chapter 7 products and services to our trustee customers at no direct charge, and they maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution. We have arrangements with various banks under which we provide the bankruptcy trustee case management software and related services, and the bank provides the bankruptcy trustee with deposit-related banking services. Deposit accounts may be assessed service fees. Our trustee services deposit portfolio was approximately $2.0 billion throughout 2012, while pricing continued at lower levels under our agreements and continues to be impacted by the low short-term interest rate environment.

        Our proprietary software product, AACER®, assists creditors including banks, mortgage processors, and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. The AACER® product electronically monitors developments in all United States bankruptcy courts and applies sophisticated algorithms to classify docket filings automatically in each case to facilitate the management of large bankruptcy claims operations. By implementing Epiq's AACER® solution, clients achieve greater accuracy in faster timeframes, with a significant cost savings compared to manual attorney review of each case in the portfolio.

        Following is a description of the significant sources of revenue in our bankruptcy business.

  •
  Data hosting fees and volume-based fees.

  •
  Professional service fees and other support service fees related to the administration of cases, including data conversion, claims processing, claims reconciliation, professional services, and disbursement services.

  •
  Deposit-based fees or service fees assessed on deposit accounts. Deposit-based fees are earned primarily on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide software licenses, limited hardware and hardware maintenance, and postcontract customer support services. The fees we earn based on total liquidated assets placed on deposit by our trustee clients are impacted by short-term interest rates.

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

Settlement Administration

        Our settlement administration segment provides managed services, including legal notification, claims administration, project administration, call center management, website administration and controlled disbursement.

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

  •
  Legal noticing services to parties of interest, primarily in class action matters, including media campaign and advertising management, in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement.

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

Competition

  eDiscovery

        The eDiscovery market is highly fragmented, extremely competitive and continues to evolve. Competitors include Kroll Ontrack (Altegrity Inc.), FTI Consulting, Inc., Huron Consulting Group Inc., The Dolan Company, Symantec Corporation, Recommind, Inc., Xerox and Autonomy (Hewlett-Packard). Competition is primarily based on the quality of service, technology innovations, and price.

  Bankruptcy

        Our bankruptcy segment competes in a more mature market. We are one of two primary providers in the Chapter 7 bankruptcy market, along with Bankruptcy Management Solutions, Inc. In the Chapter 11 bankruptcy market, our primary competitors include Kurtzman Carson Consultants LLC (Computershare) and The Garden City Group, Inc. In both the Chapter 7 and Chapter 11 markets there are also several smaller competitors. In the Chapter 13 market, our primary competitor is Bankruptcy Software Specialists, LLC. Competition is primarily based on quality of service and technology solutions. Competitors for our AACER® product include American InfoSource and LexisNexis® Banko® Solutions.

  Settlement Administration

        The primary competitors with our settlement administration segment are The Garden City Group, Inc., Rust Consulting, Inc., Kurtzman Carson Consultants LLC (Computershare), and Gilardi & Co LLC, as well as several smaller competitors. Competition is primarily based on the quality of service, technology solutions, and price.

        In addition to the competitors mentioned above, certain law firms, accounting firms, management consultant firms, turnaround specialists, and crisis management firms offer products and services that compete with our products and services in each of our segments.

        Key competitive factors and the relative strength of our products and services versus our competitors are directly and indirectly affected by our technology solutions, the quality of our services, price, ease of use of our technology solutions, data security, quality of our technical support, reliability, and our domain expertise. Our ability to continually innovate and differentiate our product and service offerings has enabled us to achieve and maintain leadership positions in the various markets that we serve.

Sales and Marketing

        Our sales executives market our products and services directly to prospective customers and referral law firms through direct sales and longstanding relationships. We focus on attracting and retaining customers by providing exceptional integrated technology solutions and superior customer service. Our client support specialists are responsible for providing ongoing support services for our clients. Our employees attend industry trade shows, publish articles, and conduct direct mail campaigns and advertise in trade journals and additionally, we maintain a website that clients and potential clients may access to obtain additional information related to solutions we offer.

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

        The United States Supreme Court approved certain regulations within the Federal Rules of Civil Procedure regarding the discovery in litigation of certain electronically stored information. These regulations have been effective since December 1, 2006. Among other things, these regulations (i) require early attention by parties in litigation to meet and confer regarding discovery issues and to develop a discovery plan that identifies and addresses the parties' electronically stored information, (ii) expand the reach of federal court subpoenas to include electronically stored information, (iii) allow for parties to object to production of electronically stored information that is not reasonably accessible due to the undue burden or cost associated with such retrieval, and (iv) provide a "safe harbor" to parties unable to provide electronically stored information lost or destroyed as a result of the routine, good-faith operation of an electronic information system. While these federal rules do not apply in state court proceedings, the civil procedure rules of many states have been closely modeled on these provisions. We anticipate the federal and state court discovery rules relating to electronic documents and information will continue to evolve and affect the way we develop and implement technology and service solutions to those changing discovery rules.

        On April 29, 2011, the Executive Office for the United States Trustees (the "EOUST") announced that it was temporarily suspending its policy prohibiting service fees from being charged to trustees on their Chapter 7 bankruptcy estate accounts. On July 31, 2012, the EOUST announced that it was amending the Uniform Depository Agreement for Trustee and Debtor in Possession Accounts to remove permanently the prohibition of service fees. The EOUST reserves the right to reconsider this decision in the future. Agreements with our Chapter 7 trustees and financial institutions have generally been modified to provide for service fees.

Employees

        As of December 31, 2012, we employed approximately 1,000 full-time employees, none of whom is covered by a collective bargaining agreement. We believe the relationship with our employees is good.

Financial Information About Geographic Areas

        For the years ended December 31, 2012, 2011, and 2010, approximately 93%, 92%, and 93%, respectively, of our consolidated revenues were generated from services provided within the United States. For each of the years ended December 31, 2012 and 2011, approximately 97% of our long-lived assets were located within the United States.

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

We compete with other third-party providers on the basis of the technological features, capabilities and price of our products and services, and we could lose existing customers and fail to attract new business if we do not keep pace with technological changes and offer competitive pricing for our products and services.

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

Security problems with our software products, systems or services, including the improper disclosure of personal or corporate data, could cause increased cybersecurity protection costs and general service costs, harm our reputation and cause us to lose existing customers and fail to attract new customers, and result in liability and increased expense for litigation and diversion of management time.

        We store and process large amounts of our customers' confidential information and personally identifiable information. Our software products enable our customers to store and process personal data and confidential information. We have included security features in our products and processes that are intended to protect the privacy and integrity of data, including confidential client or consumer data. Security is critical given the confidential nature of the information contained in our systems. It is possible that our security controls, our selection and training of employees, and other practices we follow may not prevent the improper disclosure of confidential or personally identifiable information. Such disclosure could harm our reputation and cause us to lose existing customers or fail to attract new customers and subject us to liability in regulatory proceedings and private litigation under laws that protect personal data, resulting in loss of revenue or increased costs. Improper disclosure of personal or corporate data could result in lawsuits or regulatory proceedings alleging damages, and perceptions that our products and services do not adequately protect the privacy of personal information and could inhibit sales of our products and services. Defending these types of claims could result in increased expenses for litigation and claims settlement and a significant diversion of our management's attention. Additionally, our software products, the systems on which the products are used, and our processes may not be impervious to intentional break-ins ("hacking"), cyber-attacks or other disruptive disclosures or problems, whether as a result of inadvertent third-party action, employee action, malfeasance, or otherwise. Hacking, cyber-attacks or other disruptive problems could result in the diversion of our development resources, damage to our reputation, increased cybersecurity protection costs and general service costs and impaired market acceptance of our products and services, any of which could result in lower revenues or higher expenses.

Errors or fraud related to our business processes could cause increased expense for litigation and diversion of management attention.

        We administer claims, disburse funds, generate and distribute legal notices, provide data productions and provide professional services for third parties. Errors or fraud could occur, for example, in the payment of bankruptcy or settlement claims in a case we are administering. Errors or fraud related to the processing or payment of these claims or errors related to the delivery of professional services could result in the diversion of management resources, damage to our reputation, increased service costs or impaired market acceptance of our services, any of which could result in higher expenses and lower revenues. Additionally, these types of errors or fraud could result in lawsuits alleging damages. Defending these types of claims could result in increased expenses for litigation and claims settlement and a significant diversion of our management's attention.

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

Releases of new software products or upgrades to our existing software products or licensed third-party software may have undetected errors, or may not operate as intended or achieve our customer's desired objectives, which could cause litigation claims against us, damage to our reputation, or loss of business.

        Certain of our services utilize software solutions developed by us or third parties for the needs of our customers. New releases of software products are issued to our customers periodically. Complex software products, such as those we offer, can contain undetected errors when first introduced or as new versions are released, or may fail to operate as intended or achieve the customer's desired objectives. Any introduction of new software products or upgrade to existing software products has a risk of undetected errors. These undetected errors may be discovered only after a product has been installed and used either in our internal processing or by our customers. Likewise, the software products we acquire in business acquisitions have a risk of undetected errors.

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

        We rely on hardware purchased or leased and software licensed from third parties for our service offerings. The hardware is typically standardized hardware from national vendors. The software licenses are generally standardized, commercial software licenses from national software vendors. We are generally able to select from a number of competing hardware and software applications, and, from time to time, we have changed the hardware and software technologies incorporated into our software products and solutions. Any errors or defects in third-party hardware or software incorporated into our products could result in a failure of our service or errors in our software, which in turn could adversely affect our customer relationships and result in the loss of customers, the loss of future business, potential litigation claims against us, and damage to our reputation.

Upgrades and implementation of the Company's financial, operating and information systems may adversely affect our business or the results of operations or the effectiveness of internal control over financial reporting.

        If the Company's systems do not operate as intended, it could adversely affect financial, operating and information systems, our ability to produce financial and operational reports, and/or the effectiveness of internal control over financial reporting. In addition, in the ordinary course of business, our information systems will continue to require modification and refinements to address growth and changing business requirements, including requirements related to our international operations. In addition, our systems may require modification to enable us to comply with changing regulatory requirements, which could be expensive to implement and may divert management's attention from other key initiatives. In addition, our operations could be adversely affected, if we are unable to timely or effectively modify our systems as necessary.

We depend upon our key personnel, and we may not be able to retain them or to attract, assimilate and retain highly qualified employees in the future.

        Our future success may depend upon the continued service of our senior management and certain of our key technical personnel and our continuing ability to attract, assimilate and retain highly qualified technical, managerial, and sales and marketing personnel. We do not have employment agreements with our Chief Executive Officer, President, or Chief Financial Officer. We maintain key-man life insurance policies on our Chief Executive Officer and our President. The loss of the services of any senior executives or other key personnel, including key sales professionals, or the inability to hire or retain qualified personnel in the future could have a material adverse impact on our results of operations.

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

  •
  conforming standards, processes, systems, procedures and controls of the acquired business with our operations;

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

We have international business operations, which subjects us to additional risks associated with these international operations.

        We have international operations with offices in London and Hong Kong, primarily related to our eDiscovery business. We could continue to expand internationally by entering into other world markets. It requires management attention and financial resources to develop successful global operations. In addition, new operations in geographies we may enter may not be immune from possible government monitoring or intrusion.

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

Goodwill and intangible assets comprise a significant portion of our total assets. We assess goodwill for impairment at least annually, which could result in a material, non-cash write-down and could have an adverse effect on our results of operations and financial condition.

        The carrying value of our goodwill was approximately $404.2 million, or approximately 61% of our total assets, as of December 31, 2012. We assess goodwill for impairment on an annual basis at a reporting unit level. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Our impairment reviews require extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organization level, could produce significantly different results. We may be required to recognize impairment of goodwill based on future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Impairment of goodwill could result in material charges that could, in the future, result in a material, non-cash write-down of goodwill, which could have an adverse effect on our results of operations and financial condition.

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

  •
  fluctuations in short-term interest rates;

  •
  unanticipated technology or other expenses;

  •
  changes in financial accounting and reporting standards, interpretations or positions that govern the preparation of our financial statements; and

  •
  unexpected legal or regulatory expenses.

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

  •
  announcements of technological innovations or new product or services offerings developed by us or our competitors;

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

        Our board of directors declared five cash dividends in fiscal year 2012. Notwithstanding the foregoing, there is no assurance that we will continue to pay cash dividends on our common stock in the future. Certain provisions in our credit facility may restrict our ability to pay dividends in the future. Subject to any financial covenants in current or future financing agreements that directly or indirectly restrict the payment of dividends, the payment of dividends is within the discretion of our board of directors and will depend upon our future earnings and cash flow from operations, our capital requirements, our financial condition and any other factors that the board of directors may consider. Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its future appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

We have debt covenants in our credit facility agreement that require us to maintain compliance with certain financial ratios and other requirements. If we are not able to maintain compliance with these requirements, all of our then-outstanding debt could become immediately due and payable.

        We have a $325.0 million revolving loan senior credit facility, with KeyBank National Association as administrative agent, and a syndicate of banks as lenders. The financial covenants contained in the credit facility agreement include a total debt leverage ratio and a fixed charges coverage ratio (all as defined in our credit facility agreement). Other restrictive covenants contained in our credit facility agreement include, but are not limited to, limitations on incurring additional indebtedness and completing acquisitions. If we do not maintain compliance with the covenant requirements, we will be in default under the amendment to the credit facility. In such an event, the lenders under the credit facility would generally have the right to declare all then-outstanding amounts thereunder immediately due and payable. While we do not presently expect to be in violation of any of these requirements, no assurances can be given that we will be able to remain in compliance. There can be no assurance that our actual financial results will match our projected results or that we will not violate such covenants. Any failure to continue to comply with such requirements could materially adversely affect our borrowing ability and access to liquidity, and thus our overall financial condition.

Future sales of equity or debt securities could dilute existing shares.

        We are authorized to issue up to 100,000,000 shares of common stock and 2,000,000 shares of preferred stock. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. As of February 22, 2013, there were 35,922,509 shares of common stock outstanding and no shares of preferred stock outstanding. Any future issuances of our common stock would similarly dilute the relative ownership interest of our current stockholders, and could also cause the trading price of our common stock to decline.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in a 49,000-square-foot facility in Kansas City, Kansas. This owned property serves as collateral under our credit facility. During the fourth quarter of 2012 we commenced an expansion project at the Kansas City, Kansas location that will increase the facility by approximately 20,000 square feet. We also have significant leased offices in New York City, Phoenix, Arizona and Portland, Oregon, in addition to smaller leased offices in Chicago, Dallas, Hartford, Los Angeles, Miami, Washington, D.C., Wilmington, Oklahoma City, London, and Hong Kong.

ITEM 3.    LEGAL PROCEEDINGS

        We are at times involved in litigation and other legal claims in the ordinary course of business. When appropriate in management's estimation, we may record reserves in our financial statements for pending litigation and other claims. Although it is not possible to predict with certainty the outcome of litigation, we do not believe that any of the current pending legal proceedings to which we are a party will have a material impact on our results of operations or financial condition.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded under the symbol "EPIQ" on the NASDAQ Global Market. The following table shows the reported high and low sales prices for our common stock for the calendar quarters of 2012 and 2011 as reported by NASDAQ.

	2012		2011
	High	Low	High	Low
First Quarter	$12.64	$11.30	$14.36	$12.60
Second Quarter	12.37	10.78	15.22	13.69
Third Quarter	13.57	10.50	14.86	10.70
Fourth Quarter	13.32	10.38	14.33	11.72

Holders

        As of February 22, 2013, there were approximately 44 owners of record of our common stock and approximately 4,000 beneficial owners of our common stock.

Dividends

        Total dividends declared in 2012 were $13.8 million or $0.385 per share, and total dividends paid in 2012 totaled $12.4 million, or $0.345 per outstanding common share, inclusive of a special dividend declared and paid during the fourth quarter of 2012. Total dividends declared in 2011 were $7.3 million or $0.205 per outstanding common share, and total dividends paid in 2011 totaled $5.5 million, or $0.155 per outstanding common share.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        During 2010 our board of directors authorized $70.0 million for share repurchases (the "2010 Program"). The 2010 Program had no stated expiration date. On June 1, 2012, we announced that our board of directors terminated the 2010 Program and authorized the repurchase, on or prior to December 31, 2013, of our outstanding shares of common stock up to an aggregate of $35.0 million (the "2012 Program").

        During the three months ended December 31, 2012, we did not repurchase any shares under the 2012 Program. During the year ended December 31, 2012, we repurchased 283,980 shares under the 2012 Program at an average share price of $11.62 per share for a total of approximately $3.3 million.

        We also have a policy that requires us to repurchase shares from employees to satisfy their tax withholding obligations to us triggered by the vesting of their restricted stock awards or the exercise of their stock options. During the three months ended December 31, 2012 we repurchased 4,032 shares at an average share price of $12.16 per share for a total of approximately $0.05 million from employees upon stock option exercises which satisfied the employees' tax withholding obligation. During the year ended December 31, 2012, we repurchased 217,713 shares at an average share price of $12.42 per share for a total of approximately $2.7 million to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the exercise of stock options.

        The following table presents the total number of shares repurchased during each month of the quarter ended December 31, 2012, the average price paid per share (including brokerage commissions paid by the Company), the number of shares that were repurchased to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the exercise of stock options, and the approximate dollar value of shares that may yet be repurchased under the 2012 Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	—	—	—	$31,700,000
November 1 - November 31	—	—	—	$31,700,000
December 1 - December 31	4,032	$12.16	—	$31,700,000

Total Activity for the Quarter Ended December 31, 2012	4,032	$12.16	—	$31,700,000

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

        The following graphs show the total shareholder return of an investment of $100 in cash for (i) Epiq's common stock, (ii) the NASDAQ Stock Market Computer & Data Processing Index (the "NASDAQ Computer Index"), and (iii) the Standard & Poor's 500 Total Return Index (the "S&P 500 Index") for our last five fiscal years (December 31, 2007 through December 31, 2012) and for the period beginning on the date of our initial public offering through the end of the last fiscal year (February 4, 1997 through December 31, 2012). All values assume reinvestment of the full amount of any dividends.

        The five-year graph assumes that $100.00 was invested in our common stock on December 31, 2007, at the price of $16.63 per share, the closing sales price on December 31, 2007, the last trading day of the year. The second graph assumes that $100.00 was invested in our common stock on February 4, 1997, the date of our initial public offering, at the price of $0.93 per share, the closing sales price on that date (after giving effect to the stock splits and stock dividends that we paid). The closing sales prices were used for each index on December 31, 2007 or February 4, 1997, as applicable, and all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

 Five-Year Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EPIQ SYSTEMS, INC., S&P 500 TOTAL RETURN INDEX
AND NASDAQ COMPUTER & DATA PROCESSING INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2007
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2012

Performance Graph Since Initial Public Offering

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EPIQ SYSTEMS, INC., S&P 500 TOTAL RETURN INDEX
AND NASDAQ COMPUTER & DATA PROCESSING INDEX

ASSUMES $100 INVESTED ON FEB 4, 1997
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2012

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical financial data for the five years ended December 31, 2008 through December 31, 2012.

	Year Ended December 31,
	2012	2011(1)	2010(2)	2009	2008(3)
	(in thousands, except per share data)
Income Statement Data:
Operating revenue	$344,750	$261,265	$217,595	$208,529	$207,856
Reimbursed expenses	28,335	22,061	29,571	30,542	28,262
Total revenue	373,085	283,326	247,166	239,071	236,118
Income from operations	44,651	26,623	28,469	28,211	25,821
Net income	22,427	12,080	13,929	14,595	13,836
Basic net income per share	0.62	0.34	0.38	0.41	0.39
Diluted net income per share	0.61	0.33	0.36	0.38	0.36
Cash dividends declared per common share	0.385	0.205	0.07	—	—
Balance Sheet Data:
Total assets	$654,716	$678,664	$478,218	$437,941	$418,946
Long-term obligations (excluding current maturities)	203,288	247,994	86,860	4,654	55,310

(1)
Reflects the acquisitions of De Novo Legal LLC and Encore Discovery Solutions on December 28, 2011 and April 4, 2011, respectively.

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

Management's Overview

eDiscovery

        Our eDiscovery segment provides consulting, collections and forensics, processing, search and review, production of documents and document review services to companies and law firms. Our eData Matrix ® and third-party software analyze, filter, deduplicate and produce documents for review. Documents are made available primarily through a hosted environment utilizing our DocuMatrix™ and third-party software which allows for efficient attorney review and data requests. Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the eDiscovery process for litigation, investigations, anti-trust filings and other regulatory matters and data requests.

        The substantial amount of electronic documents and other data used by businesses has changed the dynamics of how attorneys support discovery in complex litigation, investigations and data requests. Due to the complexity of matters, the volume of data that is maintained electronically, and the volume of documents that are produced, law firms have become increasingly reliant on electronic evidence management systems to organize and manage the discovery process.

        Following is a description of the significant sources of revenue in our eDiscovery business.

  •
  Consulting, forensics and collection service and consulting fees based on the number of hours that services are provided.

  •
  Fees related to the conversion of data into an organized, searchable electronic database. The amount earned varies primarily on the number of documents.

  •
  Hosting fees based on the amount of data stored.

  •
  Production of documents based on the number of documents

  •
  Document review fees based on the number of hours spent reviewing documents, the number of pages reviewed, or the amount of data reviewed.

        Our eDiscovery segment primarily relies on the demand for discovery technology and services in support of litigation, investigations, anti-trust filings, and other regulatory matters and data requests both domestically and internationally. The domestic eDiscovery market is highly fragmented with national providers as well as regional providers that primarily serve specific geographic areas, while the international market remains consolidated among a limited number of global participants. We remain well positioned in the top bracket of market participants with global capabilities, including operations in the United States, London and Hong Kong.

        On December 28, 2011, we acquired De Novo Legal LLC ("De Novo") for approximately $86.6 million and $5.0 million is being held by us and deferred for 18 months following the closing as security for potential indemnification claims. Included in the purchase price of $86.6 million was estimated contingent consideration of $16.2 million which was contingent upon the achievement of substantial future operating revenue growth which exceeds market expectations. Based on our assessment of projected revenue over the remainder of the measurement period, we determined it is not likely that the contingent consideration opportunity will be achieved. As a result of this assessment, the fair value of the potential contingent consideration was adjusted to zero as of December 31, 2012. The transaction was funded from our credit facility. See Note 13 of our Notes to Consolidated Financial Statements for further detail.

        On April 4, 2011, we acquired Encore Discovery Solutions ("Encore"). The purchase price was comprised of $104.3 million of cash, $10.0 million of which was withheld for any claims for indemnification and purchase price adjustments and which was paid in the fourth quarter 2012.

        The De Novo and Encore acquisitions further augmented the size of the eDiscovery business and accelerated growth opportunities. Each of these companies had a strong customer base that complements our own market share. By continuing the availability of both businesses' products, services and technologies, we will continue to offer an industry leading combination of resources, experience and subject matter expertise

        Operating revenue in our eDiscovery segment was $197.0 million in 2012, which represented 57% of our consolidated total as compared to $132.9 million in 2011, representing 51% of our consolidated total and $81.1 million in 2010, representing 37% of our consolidated total.

Bankruptcy

        Bankruptcy is an integral part of the United States' economy. As reported by the Administrative Office of the United States. Courts for the fiscal years ended December 31, 2012, 2011, and 2010, there were approximately 1.22 million, 1.41 million, and 1.59 million new bankruptcy filings, respectively. Bankruptcy filings for the twelve-month period ended December 31, 2012 decreased 13% versus the twelve-month period ended December 31, 2011. During this period, Chapter 7 filings decreased 15%, Chapter 11 filings fell 10%, and Chapter 13 filings decreased 10%.

        Our bankruptcy business provides solutions that address the needs of Chapter 7 and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of Chapter 11 debtor corporations that file a plan of reorganization.

  •
  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2012, accounted for approximately 69% of all bankruptcy filings. In a Chapter 7 case, the debtor's assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors. Chapter 7 cases typically last several years.

  •
  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2012, accounted for less than 1% of all bankruptcy filings. Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. The key participants in a bankruptcy proceeding include the debtor-in-possession, the debtor's legal counsel, the creditors, the creditors' legal counsel, and the bankruptcy judge. The end-user customers of our Chapter 11 bankruptcy business are debtor corporations that file a plan of reorganization and professional bankruptcy trustees.

  •
  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2012, accounted for approximately 30% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last between three and five years.

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

        The application of Chapter 7 bankruptcy regulations has the practical effect of discouraging trustee customers from incurring direct administrative costs for computer system expenses. As a result, we provide our Chapter 7 products and services to our trustee customers at no direct charge, and they maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution. We have arrangements with various banks under which we provide the bankruptcy trustee case management software and related services, and the bank provides the bankruptcy trustee with deposit-related banking services. Our Chapter 7 trustee services deposit portfolio was approximately $2.0 billion throughout 2012, while pricing continued at lower levels under our agreements and continues to be impacted by the low short-term interest rate environment.

        Our bankruptcy segment relies on bankruptcy filings which impact the demand for new restructuring engagements. The segment was impacted during 2012 by the overall declining trends in the number of bankruptcy filings due in part to the improvements in the credit markets which allowed many companies and individuals to restructure their debt and/or postpone debt maturities. We believe that the levels of bankruptcy filings may increase in the short term as companies face the next cycle of debt maturities combined with continued high unemployment and the worldwide economic challenges. We remain one of the market leaders in each of the Chapter 7, 11 and 13 markets that we serve, and we continue to maintain a substantial aggregate Chapter 7 deposit balance.

        On October 1, 2010, we completed the acquisition of Jupiter eSources LLC ("Jupiter eSources"). The purchase price was comprised of $60.0 million of cash, $8.4 million of which was withheld by us for 18 months for any claims for indemnification and was paid in May 2012, and purchase price adjustments. In addition, there is potential contingent consideration based on future revenue growth. The potential undiscounted amount of payments that could have been required under the contingent consideration was between $0 and $20 million over a four year period. No contingent consideration has been earned through December 31, 2012 and based on our assessment of projected revenue over the remainder of the measurement period we determined it is not likely that any contingent consideration will be achieved. See Note 13 of our Notes to Consolidated Financial Statements for further detail. In 2012 and 2011, we recorded intangible asset impairment expense of $1.8 million and $1.3 million, respectively, related to the AACER® trade name identifiable intangible asset recognized in connection with our acquisition of Jupiter eSources. See Note 1 of our Notes to Consolidated Financial Statements for further detail. The Jupiter eSources transaction was funded from our credit facility.

        Through this purchase, we acquired a proprietary software product, AACER®, that assists creditors including banks, mortgage processors, and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. The AACER® product electronically monitors developments in all United States bankruptcy courts and applies sophisticated algorithms to classify docket filings automatically in each case to facilitate the management of large bankruptcy claims operations. By implementing Epiq's AACER® solution, clients achieve greater accuracy in faster timeframes, with a significant cost savings compared to manual attorney review of each case in the portfolio.

        Following is a description of the significant sources of revenue in our bankruptcy business.

  •
  Data hosting fees and volume-based fees.

  •
  Professional service fees and other support service fees related to the administration of cases, including data conversion, claims processing, claims reconciliation, professional services, and disbursement services.

  •
  Deposit-based fees or service fees assessed on deposit accounts. Deposit-based fees are earned primarily on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and post-contract customer support services. The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates.

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

        Operating revenue in our bankruptcy segment was $88.3 million in 2012, which represented 26% of our consolidated total as compared to $92.0 million in 2011, representing 35% of our consolidated total and $97.2 million in 2010, representing 45% of our consolidated total in 2010.

Settlement Administration

        Our settlement administration segment provides managed services, including legal notification, claims administration, project administration, call center management, website administration and controlled disbursement.

        The customers of our settlement administration segment are companies that require the administration of a settlement, resolution of a class action matter, or administration of a project. We sell our services directly to these customers and other interested parties, including legal counsel, which often provide access to our clients.

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

  •
  Legal noticing services to parties of interest primarily in class action matters including media campaign and advertising management, in which we coordinate notification through various media outlets, such as print, radio and television, to potential parties of interest for a particular client engagement.

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

        Our settlement administration segment is reliant upon the number of case management contracts and related services in support of class action litigation and similar settlements involving complex administration and distributions. We believe that we will continue to experience increased opportunities in 2013 as we build on our sales and marketing efforts in this market.

        Operating revenue in our settlement administration segment was $59.5 million in 2012, which represented 17% of our consolidated total as compared to $36.4 million in 2011, representing 14% of our consolidated total and $39.2 million in 2010, representing 18% of our consolidated total in 2010.

Results of Operations for the Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

        The following provides information relevant to our consolidated results of operations. Also see discussion of segment results in Results of Operations by Segment section below.

Consolidated Results of Operations

	Year Ended December 31,
Amounts in thousands	2012	2011	$ Change Increase / (Decrease)	% Change
Operating revenue	$344,750	$261,265	$83,485	32%
Reimbursed expenses	28,335	22,061	6,274	28%

Total Revenue	373,085	283,326	89,759	32%

Direct costs of operating revenue (exclusive of depreciation and amortization shown separately below)	145,629	90,954	54,675	60%
Reimbursed direct costs	27,426	21,773	5,653	26%
General and administrative	117,023	97,779	19,244	20%
Depreciation and software and leasehold amortization	27,399	23,081	4,318	19%
Amortization of identifiable intangible assets	26,588	21,323	5,265	25%
Fair value adjustment to contingent consideration	(17,188)	(7,166)	(10,022)	N/M
Acquisition related (income) expense	(200)	7,681	(7,881)	N/M
Intangible asset impairment expense	1,777	1,278	499	39%
Other operating income	(20)	—	(20)	N/M

Total Operating Expense	328,434	256,703	71,731	28%

Income From Operations	44,651	26,623	18,028	68%

Interest Expense (Income)
Interest expense	9,263	5,844	3,419	59%
Interest income	(18)	(128)	109	N/M

Net Interest Expense	9,245	5,716	3,529	62%

Income Before Income Taxes	35,406	20,907	14,499	69%
Provision for Income Taxes	12,979	8,827	4,152	47%

Net Income	$22,427	$12,080	10,347	86%

N/M—not meaningful

Revenue

        The increase in operating revenue was driven by a $64.0 million increase in the eDiscovery segment, resulting from organic growth as well as from the Encore and De Novo acquisitions, and a $23.2 million increase in the settlement administration segment partially related to a large legal notification engagement, offset by a $3.7 million decrease in the bankruptcy segment.

        Our total revenue includes reimbursed expenses, such as postage related to notification services. We reflect these reimbursed expenses as a separate line item on our accompanying Consolidated Statements of Income. Although reimbursed expenses may fluctuate significantly from period to period, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating Expenses

        The increase in the direct costs of operating revenue, exclusive of depreciation and amortization, was primarily the result of our operating revenue growth, and included a $33.9 million increase in compensation-related expense, a $14.1 million increase in legal notification and advertising services costs, primarily related to a large legal notification engagement, a $5.6 million increase in third-party production costs and outside services, a $1.7 million increase in costs related to data hosting, and a $1.3 million increase in expense related to maintenance service contracts, offset by a $2.0 million decrease in general office expense.

        The increase in reimbursed direct costs for the year ended December 31, 2012 as compared to 2011 corresponds to the increase in revenue from reimbursed expenses.

        The increase in general and administrative costs was primarily due to our operating revenue growth, and included an increase of $10.8 million in compensation and related expense, a $2.1 million increase in travel expense, a $1.7 million increase in professional services, a $1.4 million increase in office and equipment lease expense, a $0.8 million increase in telephone and utilities expense and a $1.1 million increase in general office expense which is primarily related to the Encore and De Novo acquisitions. See Note 13 of our Notes to Consolidated Financial Statements for further detail.

        Depreciation and software and leasehold amortization increased primarily as a result of increased depreciation on equipment and software related to investments in our business segments and depreciation on equipment acquired in the Encore and De Novo acquisitions.

        Amortization of identifiable intangible assets increased due to the acquisition of intangible assets associated with the acquisitions of Encore and De Novo.

        The income of $17.2 million from the fair value adjustment to contingent consideration during the year ended December 31, 2012 is related to the De Novo acquisition. The income of $7.2 million from the fair value adjustment to contingent consideration during the year ended December 31, 2011 is related to the Jupiter eSources acquisition. See Notes 5 and 13 of our Notes to Consolidated Financial Statements for further detail.

        Acquisition related expense in 2011 of $7.7 million was primarily related to the acquisitions of Encore and De Novo in 2011.

        Intangible asset impairment expense was $1.8 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively, related to impairment of the AACER® trade name acquired in 2010 as part of the Jupiter eSources acquisition. See Note 2 of our Notes to Consolidated Financial Statements for further detail.

Interest Expense, Net

        The increase in interest expense resulted primarily from increased borrowings on our senior revolving loan to fund the Encore and De Novo acquisitions in April 2011 and December 2011, respectively, in addition to $1.2 million of accreted interest expense related primarily to acquisition-related obligations in connection with the De Novo acquisition.

Income Taxes

        Our effective tax rate for 2012 was 36.7% compared with an effective rate of 42.2% for the prior year. This decrease is primarily related to a greater proportion of income being generated in lower state tax jurisdictions and the favorable impact of effectively settling a state income tax audit claim.

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

	Year Ended December 31,
			$ Change Increase / (Decrease)
Amounts in thousands	2012	2011		% Change
Operating revenue
eDiscovery	$196,959	$132,918	$64,041	48%
Bankruptcy	88,265	91,971	(3,706)	-4%
Settlement Administration	59,526	36,376	23,150	64%

Total operating revenue	$344,750	$261,265	$83,485	32%

Reimbursed expenses
eDiscovery	$1,546	$601	$945	157%
Bankruptcy	7,088	5,882	1,206	21%
Settlement Administration	19,701	15,578	4,123	26%

Total reimbursed expenses	$28,335	$22,061	$6,274	28%

Direct costs, general and administrative costs
eDiscovery	$125,182	$77,606	$47,576	61%
Bankruptcy	53,915	50,421	3,494	7%
Settlement Administration	72,037	48,395	23,642	49%
Intercompany eliminations	(3,796)	(2,461)	(1,335)	54%

Total direct costs, general and administrative costs	$247,338	$173,961	$73,377	42%

Segment performance measure
eDiscovery	$73,526	$55,988	$17,538	31%
Bankruptcy	41,465	47,432	(5,967)	-13%
Settlement Administration	10,756	5,945	4,811	81%

Total segment performance measure	$125,747	$109,365	$16,382	15%

Reconciliation of Segment Performance Measure to Consolidated Income Before Income Taxes
Segment performance measure	$125,747	$109,365
Corporate and unallocated expenses	(36,021)	(29,176)
Share-based compensation expense	(6,719)	(7,369)
Depreciation and software and leasehold amortization	(27,399)	(23,081)
Amortization of intangible assets	(26,588)	(21,323)
Fair value adjustment to contingent consideration	17,188	7,166
Acquisition related income (expense)	200	(7,681)
Intangible asset impairment expense	(1,777)	(1,278)
Other operating income	20	—

Income from operations	44,651	26,623
Interest expense, net	(9,245)	(5,716)

Income before income taxes	$35,406	$20,907

N/M—not meaningful

eDiscovery Segment

        eDiscovery operating revenue increased $64.0 million compared to the prior year primarily from the impact of the Encore and De Novo acquisitions as well as organic growth.

        eDiscovery direct and administrative costs increased primarily as a result of our operating revenue growth and included an increase of $40.0 million in compensation and related expense, a $1.5 million increase in maintenance service contracts, a $1.0 million increase in travel and related expense, a $1.7 million increase in expenses related to customer data hosting and a $2.1 million increase in outside services expense.

Bankruptcy Segment

        The decrease of $3.7 million in bankruptcy segment operating revenue was primarily attributable to lower level of bankruptcy filings.

        Bankruptcy direct and administrative costs increased primarily as a result of a $1.0 million increase in compensation and related expenses, a $1.1 million increase in reimbursed direct costs, and a $1.3 million increase in other production costs, offset by a $0.5 million decrease in outside services costs.

Settlement Administration

        Settlement administration operating revenue increased $23.2 million as compared to the prior year, primarily due to a large legal notification engagement in 2012 which completed in the third quarter of 2012.

        Settlement administration direct and administrative costs increased primarily related to an increase in legal advertising costs of $14.6 million related primarily to a large legal notification engagement, an increase of $3.8 million in reimbursed direct costs, a $2.3 million increase in compensation and related expense, and an increase of $4.2 million in outside services, offset by a $0.5 million decrease in other direct costs.

Results of Operations for the Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

        The following provides information relevant to our consolidated results of operations. Also see discussion of segment results in Results of Operations by Segment section below.

Consolidated Results of Operations

	Year Ended December 31,
Amounts in thousands	2011	2010	$ Change Increase / (Decrease)	% Change
Operating revenue	$261,265	$217,595	$43,670	20%
Reimbursed expenses	22,061	29,571	(7,510)	-25%

Total Revenue	283,326	247,166	36,160	15%

Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	90,954	72,004	18,950	26%
Reimbursed direct costs	21,773	28,686	(6,913)	-24%
General and administrative	97,779	85,645	12,134	14%
Depreciation and software and leasehold amortization	23,081	20,391	2,690	13%
Amortization of identifiable intangible assets	21,323	9,190	12,133	132%
Fair value adjustment to contingent consideration	(7,166)	—	(7,166)	N/M
Acquisition related expense	7,681	2,125	5,556	261%
Intangible asset impairment expense	1,278	—	1,278	N/M
Other operating expense	—	656	(656)	-100%

Total Operating Expense	256,703	218,697	38,006	17%

Income From Operations	26,623	28,469	(1,846)	-6%

Interest Expense (Income)
Interest expense	5,844	1,931	3,913	203%
Interest income	(128)	(32)	(96)	300%

Net Interest Expense	5,716	1,899	3,817	201%

Income Before Income Taxes	20,907	26,570	(5,663)	-21%
Provision for Income Taxes	8,827	12,641	(3,814)	N/M

Net Income	$12,080	$13,929	$(1,849)	-13%

N/M—not meaningful

Revenue

        The increase in operating revenue was driven by a $51.8 million increase in the eDiscovery segment, resulting from organic growth as well as the Encore acquisition in April 2011, and was partially offset by a $5.2 million decrease in the bankruptcy segment and a $2.9 million decrease in the settlement administration segment.

        A portion of our total revenue consists of reimbursement for direct costs we incur, such as postage related to notification services. We reflect the operating revenue from these reimbursable expenses as a separate line item on our accompanying Consolidated Statements of Income. Although reimbursable expenses may fluctuate significantly from period to period, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating Expenses

        Direct cost of services, exclusive of depreciation and amortization, increased in 2011 as compared to 2010 primarily as a result of a $15.8 million increase in compensation related expense, primarily related to the Encore acquisition, a $1.5 million increase in expense related to claims management under a new services agreement in 2011, and a $1.9 million increase in third-party production costs and outside services, partially offset by a $0.9 million decrease in legal advertising costs.

        Direct cost of bundled products and services, exclusive of depreciation and amortization, decreased $ 0.3 million in 2011, or 9%, compared to $3.5 million in 2010.

        The decrease in reimbursed direct costs in 2011 as compared to 2010 corresponded to the decrease in revenue originating from reimbursable expenses.

        The increase in general and administrative costs was partially due to an increase of $6.2 million in compensation related expense which is primarily related to the Encore acquisition. In addition to the increase in compensation expense, increases of $1.2 million in travel expense, $1.0 million in professional services expense, $0.6 million in share-based compensation expense, $0.9 million in lease expense, $0.7 million in utilities expense, and $0.8 million in maintenance expense also contributed to the increase in general and administrative costs in 2011.

        Depreciation and software and leasehold amortization increased $2.7 million in 2011 as compared to 2010 primarily as a result of increased depreciation on equipment and software related to investments in our business segments.

        Amortization of identifiable intangible assets in 2011 was $21.3 million, an increase of $12.1 million, or 132%, compared to $9.2 million in the prior year. The increase is due to the acquisition of intangible assets associated with the acquisition of Jupiter eSources in the fourth quarter of 2010 and Encore in the second quarter of 2011.

        The fair value adjustment to contingent consideration resulted in income of $7.2 million in 2011, related to the fair value adjustment to the contingent consideration related to the Jupiter eSources acquisition. See Notes 9 and 13 of our Notes to Consolidated Financial Statements for further detail.

        Acquisition related expense in 2011 was $7.7 million compared to $2.1 million in 2010. This increase is related to the acquisitions of Encore and De Novo in 2011.

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

Interest Expense, Net

        Interest expense was $5.8 million, compared to $1.9 million in the prior year, an increase of $3.9 million, or 205%. This increase was due to interest expense resulting from increased borrowings on our senior revolving loan to fund the Jupiter eSources acquisition in fourth quarter 2010 and the Encore acquisition in second quarter 2011, as well as our 2010 Share Repurchase Program.

Income Taxes

        Our effective tax rate for 2011 was 42.2% compared with an effective rate of 47.6% for 2010. This decrease is primarily related to reducing the use of non-deductible equity incentive compensation in 2011, a greater proportion of income being generated in lower state tax jurisdictions, and a reduction in interest expense on prior year uncertain tax positions due to settling the New York State income tax audit in 2010. We have increasing operations in the United Kingdom and acquisitions have resulted in operations in state and local jurisdictions with lower tax rates compared to our historical operations that have significant activity in New York and New York City.

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

	Year Ended December 31,
			$ Change Increase / (Decrease)
Amounts in thousands	2011	2010		% Change
Operating revenue
eDiscovery	$132,918	$81,130	$51,788	64%
Bankruptcy	91,971	97,219	(5,248)	-5%
Settlement Administration	36,376	39,246	(2,870)	-7%

Total operating revenue	$261,265	$217,595	$43,670	20%

Reimbursed expenses
eDiscovery	$601	$363	$238	66%
Bankruptcy	5,882	8,450	(2,568)	-30%
Settlement Administration	15,578	20,758	(5,180)	-25%

Total reimbursable expenses	$22,061	$29,571	$(7,510)	-25%

Direct costs, general and administrative costs
eDiscovery	$77,606	$45,973	$31,633	69%
Bankruptcy	50,421	53,147	(2,726)	-5%
Settlement Administration	48,395	55,105	(6,710)	-12%
Intercompany eliminations	(2,461)	(3,142)	681	-22%

Total direct costs, general and administrative costs	$173,961	$151,083	$22,878	15%

Segment performance measure
eDiscovery	$55,988	$35,569	$20,419	57%
Bankruptcy	47,432	52,523	(5,091)	-10%
Settlement Administration	5,945	7,991	(2,046)	-26%

Total segment performance measure	$109,365	$96,083	$13,282	14%

Reconciliation of Segment Performance Measure to Consolidated Income Before Income Taxes
Segment performance measure	$109,365	$96,083
Corporate and unallocated expenses	(29,176)	(28,525)
Share-based compensation expense	(7,369)	(6,727)
Depreciation and software and leasehold amortization	(23,081)	(20,391)
Amortization of intangible assets	(21,323)	(9,190)
Fair value adjustment to contingent consideration	7,166	—
Acquisition related expense	(7,681)	(2,125)
Intangible asset impairment expense	(1,278)	—
Other operating expense	—	(656)

Income from operations	26,623	28,469
Interest expense, net	(5,716)	(1,899)

Income before income taxes	$20,907	$26,570

N/M—not meaningful

eDiscovery Segment

        eDiscovery operating revenue in 2011 was $132.9 million, an increase of $51.8 million, or 64%, compared to $81.1 million in 2010. Operating revenue growth as compared to the prior year period resulted from the impact of the Encore acquisition as well as organic growth.

        eDiscovery direct and administrative costs, including reimbursed direct costs, were $77.6 million in 2011, an increase of $31.6 million, or 69%, compared to $46.0 million in the prior year. This increase was primarily a result of increased costs as a result of the Encore acquisition in second quarter 2011 and also increases in costs of supporting the organic growth of the business.

Bankruptcy Segment

        Bankruptcy operating revenue was $92.0 million in 2011, a decrease of $5.2 million, or 5%, compared to $97.2 million in 2010. This decrease was primarily attributable to a lower level of new Chapter 11 filings, and fewer cases in the early stages of bankruptcy, partially offset by a modest increase in revenue related to our AACER® product acquired in the Jupiter eSources acquisition.

        Bankruptcy direct and administrative costs, including reimbursed direct costs, were $50.4 million in 2011, a decrease of $2.7 million, or 5%, compared to $53.1 million in 2010. The change in these costs was the result of a decrease in compensation related expenses of $2.8 million, a decrease in reimbursed direct costs of $2.5 million and a $1.1 million decrease in outside services, partially offset by an increase in direct costs of $3.2 million, which is primarily related to the Jupiter eSources acquisition.

Settlement Administration

        Settlement administration operating revenue was $36.3 million in 2011, a decrease of $2.9 million, or 7%, compared to $39.2 million in 2010, primarily because of a delay in the start-up of several matters expected to have begun during the year, lower claims administration services and also due to revenue in 2010 related to a large customer advertising campaign.

        Settlement administration direct and administrative costs, including reimbursed direct costs, were $48.4 million in 2011, a decrease of $6.7 million, or 12%, compared to $55.1 million in 2010, primarily due to a decrease in reimbursed direct costs and legal advertising noticing costs.

Liquidity and Capital Resources

Cash Flows from Operating Activities

        During the year ended December 31, 2012, our operating activities provided net cash of $73.7 million. Contributing to net cash provided by operating activities was net income of $22.4 million and $51.3 million of non-cash expenses, for a total of $73.7 million. The net use of cash resulting from changes in operating assets and liabilities included a $17.1 million increase in trade accounts receivable primarily due to revenue growth offset by a $15.6 million decrease in accounts payable and other accrued liabilities primarily related to the timing of the receipt of customer deposits and a $2.8 million decrease in prepaid expenses and other assets. Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Accounts payable will fluctuate from period to period depending on the timing of purchases and payments.

        During the year ended December 31, 2011, our operating activities provided net cash of $50.7 million. Contributing to net cash provided by operating activities in 2011 was net income of $12.1 million and non-cash expenses, such as depreciation and amortization, intangible asset impairment expense and share-based compensation expense, of $51.8 million. These items were partially offset by a $13.2 million net use of cash resulting from changes in operating assets and liabilities. The most significant changes in operating assets and liabilities were a $9.0 million increase in trade accounts receivable, which was primarily due to an increase in fourth quarter sales as compared to the prior year, and a $7.6 million decrease in accounts payable.

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

Cash Flows from Investing Activities

        During the years ended December 31, 2012, 2011, and 2010, we used cash of $16.0 million, $12.3 million and $11.1 million, respectively, for the purchase of property and equipment, including computer hardware and purchased software licenses for our segment businesses and our enterprise-wide network infrastructure. Enhancements to our existing software and the development of new software is essential to our continued growth in revenue and earnings, and during the years ended December 31, 2012, 2011, and 2010 we used cash of $6.5 million, $6.3 million, and $8.1 million, respectively, to fund internal costs related to the development of software.

        In addition, during the year ended December 31, 2012, we paid $8.4 million related to deferred purchase consideration related to the October 1, 2010 acquisition of Jupiter eSources and during the year ended December 31, 2011, we completed the acquisitions of Encore and De Novo with cash purchase prices of $99.3 million and $67.9 million, excluding cash acquired, respectively. During the year ended December 31, 2010, we used cash of $51.5 million (net of cash acquired) for the acquisition of Jupiter eSources.

Cash Flows from Financing Activities

        Under our senior credit facility with KeyBank National Association as administrative agent, and a syndicate of banks as lenders, an aggregate of $325.0 million in funds are available to us. During the term of the credit facility, which is through December 2015, we have the right, subject to compliance with the covenants as set forth in the credit facility agreement, to increase the borrowings to a maximum of $375.0 million. Borrowings under the senior revolving loan bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at prime rate plus 75 to 175 basis points; and (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 175 to 275 basis points. At December 31, 2012, borrowings of $199.0 million under this facility had a weighted average interest rate of 3.1%. The average amount of borrowings under this facility in 2012 was $214.1 million, at a weighted average interest rate of 3.0%. The maximum amount outstanding during 2012 was $227.0 million. At December 31, 2012, we had approximately $61 million available for borrowings under the credit facility. The total aggregate amount available for borrowings under the credit facility of $325.0 million was reduced by the $199.0 million outstanding and $1.0 million in outstanding letters of credit.

        The financial covenants contained in the credit facility include a total debt leverage ratio and a fixed charges coverage ratio (all as defined in our credit facility agreement). As of December 31, 2012, the financial covenants were a leverage ratio not to exceed 3.00 to 1 and a fixed charge coverage ratio of not less than 1.25 to 1. As of December 31, 2012, we were in compliance with all financial covenants. Other restrictive covenants contained in our credit facility include limitations on incurring additional indebtedness and completing acquisitions. We generally cannot incur indebtedness outside the credit facility, with the exception of capital leases, with a limit of $15.0 million, and subordinated debt, with a limit of $100.0 million of aggregate subordinated debt. Generally, for acquisitions we must be able to demonstrate that, on a pro forma basis, we would be in compliance with our covenants during the four quarters prior to the acquisition, and bank permission must be obtained for acquisitions in which cash consideration exceeds $125.0 million or if the total consideration exceeds $175.0 million. The total consideration for all acquisitions consummated during the term of our credit facility may not exceed $300.0 million in the aggregate without bank permission.

        During the year ended December 31, 2012, we borrowed $65.0 million and repaid $83.0 million under our senior revolving loan along with $7.2 million of principal payments related to other debt for total debt reduction of $25.2 million. In addition, we paid $12.4 million in dividends and used $6.0 million to repurchase shares under our share repurchase program and shares required to be repurchased by the company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock option exercises. See Notes 5 and 7 to Consolidated Financial Statements for further information.

        During the year ended December 31, 2011, we borrowed $214.0 million under our senior revolving loan, primarily to fund the acquisitions of Encore in April 2011 and De Novo in December 2011. During 2011, proceeds from our senior revolving loan were also used to fund purchases of property and equipment and internal costs of software development, totaling $18.6 million (as discussed above), as well as to fund common stock repurchases of $10.9 million, and cash dividend payments of $5.5 million. During 2011, we also used cash of $64.0 million for payments on our senior revolving loan, $3.0 million for the payment of long-term obligations, including capital lease payments and $1.9 million for debt issuance costs. These uses of cash were partially offset by net proceeds from stock issued in connection with the exercise of employee stock options of $2.9 million.

        During the year ended December 31, 2010, we borrowed $78.0 million under our senior revolving loan, and had net proceeds from stock issued in connection with the exercise of employee stock options of $1.5 million. This cash provided by financing activities was offset by the use of cash of $44.2 million for the purchase of our common stock, including $43.2 million for the purchase of shares under our 2010 Program, and $1.0 million for the purchase of shares required to satisfy tax withholding obligations upon the vesting of restricted stock awards. We also used cash of $22.8 million upon maturity of our contingent convertible subordinated notes ("convertible notes"), paid $11.0 million on our senior revolving loan, used cash of $4.7 million for the payment of long-term obligations, including capital lease payments, $1.5 million for debt issuance costs related to the amendment of our revolving credit facility, and $2.6 million for dividends paid on our common shares.

        We believe that funds generated from operations, plus our existing cash resources and amounts available under our credit facility, will be sufficient to meet our anticipated working capital requirements, internal software development expenditures, property, equipment and third-party software expenditures, deferred acquisition price agreements, capital leases, interest payments due on our outstanding borrowings, and other contractual obligations.

        In addition, we believe we could fund any future dividend payments or common stock repurchases with our internally available cash, cash generated from operations, or from our existing available debt capacity. Any future acquisitions could be funded from our existing available debt capacity, the issuance of additional debt, or from the issuance of additional securities.

Foreign Cash

        As of December 31, 2012 and 2011, our foreign subsidiaries held $3.0 million and $2.4 million, respectively, in cash located in financial institutions outside of the United States. This cash represents undistributed earnings of our foreign subsidiaries. In the event of a distribution to the United States, those earnings could be subject to United States federal and state income taxes, net of foreign tax credits. However, we currently do not have any plans to distribute cash held by our foreign subsidiaries.

Off-balance Sheet Arrangements

        We enter into operating leases in the normal course of business. Our operating lease obligations are disclosed below under "Contractual Obligations" and also in Note 6 of our Notes to Consolidated Financial Statements.

Contractual Obligations

        Contractual obligations for purchases of goods or services include agreements that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the preceding table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.

        The expected timing of payments of the obligations below is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

        The following table summarizes our significant contractual obligations and commitments as of December 31, 2012.

	Payments Due By Period (in thousands)
Contractual Obligation(1)	2013	2014	2015	2016	2017	2018 & After	Total
Long-term obligations(2)	$7,670	$3,101	$199,000	$—	$—	$—	$209,771
Capital lease obligations(3)	1,639	1,134	36	38	13	—	2,860
Operating leases	8,062	7,014	4,220	1,204	799	776	22,075
Other purchase obligations and commitments(4)	5,790	542	454	—	—	—	6,786

Total(5)	$23,161	$11,791	$203,710	$1,242	$812	$776	$241,492

(1)
Approximately $3.8 million of unrecognized tax benefits are not included in this contractual obligations table due to the uncertainty related to the timing of any payments.

(2)
Includes principal payments, excluding periodic interest payments, on our credit facility which matures in June 2015, as well as principal and interest payments related to our note payable. Also includes the holdback obligation related to the De Novo acquisition.

(3)
Includes principal payments, excluding periodic interest payments on our capital leases which mature in periods through 2017.

(4)
Includes payments due under various types of licenses and agreements to purchase goods and services and also includes capital purchase obligations related to the construction or purchase of property, plant and equipment. These amounts were not recorded as liabilities on our consolidated balance sheet as of December 31, 2012, as we had not yet received the related goods or services.

(5)
Total excludes contractual obligations already recorded on our consolidated balance sheet as current liabilities except for the short-term portions of long-term obligations and capital lease obligations.

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

        Following is a description of significant sources of revenue:

  •
  Fees contingent upon the month-to-month delivery of services defined by client contracts, such as claims processing, claims reconciliation, professional services, call center support, disbursement services, project management, collection and forensic services, consulting services, document review services, and conversion of data into an organized, searchable electronic database. The amount we earn varies based on the size and complexity of the engagement, the number of hours services are provided, and the number of documents or amount of data reviewed.

  •
  Hosting fees based on the amount of data stored.

  •
  Deposit-based fees or service fees assessed on deposit accounts. Deposit-based fees are earned primarily based on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and post-contract customer support services. The fees we earn are based on assets placed on deposit by our trustee clients and may vary based on fluctuations in short-term interest rates.

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

  •
  Reimbursed expenses primarily related to postage on mailing services.

        For revenue arrangements with multiple elements, management evaluates the objective and reliable evidence of the selling price of each stand-alone unit of accounting based on vendor-specific objective evidence, third-party evidence, or estimated selling price, all of which require judgmental considerations.

Non-Software Arrangements

        Certain services related to eDiscovery and settlement administration are billed based on volume. For these contractual arrangements, we have identified each deliverable service element. Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables. We have also obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such similar services. For elements where evidence cannot be established, the best estimate of sales price has been used. Lastly, our arrangements do not include general rights of return. Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value or best estimated selling price of each unit of accounting, which is generally consistent with the stated prices in our arrangements. In instances when revenue has been required to be deferred, we utilize the relative selling price method to calculate the revenue recognized. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period. Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured. Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit or deferred revenue until all revenue recognition criteria have been satisfied.

Software Arrangements

        For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and post-contract customer support services, all at no charge to the trustee. The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement. We earn contingent monthly fees from the financial institutions based on the average dollar amount of deposits held by the trustees with that financial institution related to the software license, hardware lease, hardware maintenance, and post-contract customer support services provided to our trustee clients. The monthly fees have two components consisting of an interest-based component and a non-interest based service fee component. Since we have not established vendor specific objective evidence of the fair value of the software license, we do not recognize any revenue on delivery of the software. The software element is deferred and included with the remaining undelivered elements, which are post-contract customer support services. Revenue related to post-contract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution. Accordingly, we recognize this contingent usage based revenue as the fee becomes fixed or determinable at the time actual usage occurs and collectability is probable. This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other revenue recognition criteria since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

        We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers; and hardware maintenance. We retain ownership of all hardware provided and we account for this hardware as a lease. As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease. Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease. Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals; which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur. This occurs at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured. This revenue, which is less than ten percent of our total revenue for the years ended December 31, 2012, 2011, and 2010, is included in the Consolidated Statements of Income as a component of operating revenue.

Reimbursements

        We have revenue related to the reimbursement of certain costs, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Consolidated Statements of Income as "Reimbursed expenses" and as "Reimbursed direct costs", respectively.

Business combination accounting

        We have acquired a number of businesses in recent years, and we may acquire additional businesses in the future. Business combination accounting requires us to determine the fair value of all assets acquired, including identifiable intangible assets, liabilities assumed, and contingent consideration issued in a business combination. The cost of the acquisition is allocated to these assets and liabilities in amounts equal to the estimated fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including quoted market prices and estimates of future cash flows to be generated by the acquired assets. Acquisition-related costs for potential and completed acquisitions are expensed, as incurred, and are included in "Other operating expense" in our Consolidated Statements of Income. Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results.

        Determining the fair value of contingent consideration issued requires an assessment of the projected revenue over the measurement period, and applying an appropriate discount rate based upon the weighted average cost of capital. This fair value assessment is also required in periods subsequent to a business combination. Such estimates are inherently difficult and subjective and variances from such estimates could have a material impact on our Consolidated Financial Statements.

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

        In connection with the acquisitions of Jupiter eSources and De Novo, we incurred liabilities related to potential contingent consideration based on future revenue growth. We estimated the fair value of the contingent consideration using probability assessments of projected revenue over the measurement period, and applied an appropriate discount rate based upon the weighted average cost of capital. This fair value is based on significant inputs not observable in the market.

Jupiter eSources

        In connection with the acquisition of Jupiter, the undiscounted amount of all potential future payments that could have been required under the De Novo contingent consideration is between $0 and $20 million. During 2011, based on our probability assessments of projected revenue over the remainder of the measurement period, we determined that it was not likely that any contingent consideration for Jupiter eSources would be realized and recognized a total decrease in the fair value of $7.2 million which was reflected in "Fair value adjustment to contingent consideration" on the accompanying Consolidated Statements of Income for the year ended December 31, 2011. Our probability assessment of projected revenue over the remainder of the measurement period did not change in 2012 and as such there was no liability recorded related to this contingent consideration as of December 31, 2012 and 2011.

De Novo

        In connection with the acquisition of De Novo, the undiscounted amount of all potential future payments that could have been required under the De Novo contingent consideration opportunity is between $0 and $29.1 million over a two-year measurement period following the December 28, 2011 date of acquisition. During 2012, based on projected revenue over the remainder of the measurement period, we recorded a total decrease in the fair value of the contingent consideration obligation of $17.2 million. These adjustments are included in "Fair value adjustment to contingent consideration" in the accompanying Consolidated Statements of Income. See Note 13 of our Notes to Consolidated Financial Statements for further detail related to the Jupiter and De Novo contingent consideration.

Goodwill

        Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level and we have identified our operating segments (eDiscovery, bankruptcy and settlement administration) as our reporting units for purposes of testing for goodwill impairment. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since the annual test to indicate that it is more likely than not that the recorded goodwill balance has become impaired.

        Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We considered both a market approach and an income approach in order to develop an estimate of the fair value of each reporting unit for purposes of our annual impairment test. When available, and as appropriate, we use market multiples derived from a set of competitors or companies with comparable market characteristics to establish fair values for a particular reporting unit (market approach). We also estimate fair value using discounted projected cash flow analysis (income approach.) Potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. In addition, financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital, used to determine our discount rate, and through our stock price, used to determine our market capitalization. We may be required to recognize impairment of goodwill based on future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units.

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

        Due to the current economic environment and the uncertainties regarding potential future economic impacts on our reporting units, there can be no assurances that estimates and assumptions made for purposes of our annual goodwill impairment test will prove to be accurate predictions of the future. If assumptions regarding forecasted revenues or margins of certain of our reporting units are not achieved, we may be required to record goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment loss would occur, and if it did occur, whether such charge would be material.

        Our recognized goodwill totaled $404.2 million as of December 31, 2012. As of July 31, 2012, which is the date of our most recent impairment test, the fair value of each of our reporting units was substantially in excess of the carrying value of the reporting unit.

        The following table illustrates the percentages by which each reporting unit's fair value and our aggregate fair value exceeded its carrying value as of July 31, 2012, the date of the most recent impairment test. In addition the table includes sensitivity analyses related to changes in certain key assumptions for each reporting unit. The impact of each assumption change within the sensitivity analyses was calculated independently and excludes the impact of the other assumed changes.

	eDiscovery	Bankruptcy	Settlement Administration	Total(2)
Fair Values in Excess of Carrying Values
Percentage by which fair value exceeds carrying value as of July 31, 2012	48%	23%	21%	37%
Sensitivity Analysis—1% Changes in Certain Key Assumptions
Percentage by which fair value would exceed carrying value:
• 1% increase in discount rate(1)	25%	13%	8%
• 1% decrease in long-term growth assumptions(1)	33%	19%	15%
• 1% increase in discount rate and a 1% decrease in long-term growth(1)	16%	5%	0%

(1)
Assumes all other inputs remain the same; the impact of each assumption change within the sensitivity analyses above was calculated independently and excludes the impact of the other assumed changes.

(2)
Total fair value of the Company was determined using the NASDAQ stock price as of the measurement date adjusted by an assumed control premium. Changes in the discount rate or growth rates of individual reporting units would therefore not impact the total fair value of the Company in any of the sensitivity analyses presented above.

Identifiable intangible assets

        Identifiable intangible assets, resulting from various business acquisitions, consist of customer relationships, agreements not to compete, and trade names. We amortize the identifiable intangible assets over their estimated economic benefit period, generally from five to ten years. These definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable. If we were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset's remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from other events and circumstances may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge.

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

        The AACER® trade name identifiable intangible asset recognized in connection with the 2010 acquisition of Jupiter eSources was originally determined to have an indefinite life and was therefore not amortized from its October 1, 2010 acquisition date through June 30, 2012. During the second quarter of 2012, the remaining useful life of the AACER® trade name was evaluated to determine whether events and circumstances continued to support an indefinite useful life and it was determined that an indefinite life was no longer appropriate. This conclusion was based on plans to market current and potential future products or services under the Epiq trade name and we expect the useful life of the AACER® trade name to be ten years. Accordingly, we began amortizing this trade name beginning on July 1, 2012.

        Due to the change from an indefinite life to a ten-year useful life, we tested the AACER® trade name for impairment as of June 30, 2012, based on financial forecasts and the expected useful life of ten years. Per the results of this valuation analysis, the carrying value of the trade name exceeded its fair value by $1.8 million and accordingly we recorded this amount in the second quarter of 2012 as intangible asset impairment expense in the accompanying Consolidated Statements of Income.

        The discount rate used in the relief from royalty method approach for the trade name valuation was 13.0%. A hypothetical increase to the discount rate of 1% would have lowered the fair value determined under the relief from royalty method by approximately $0.2 million, or 5%, which, with all other variables remaining the same, would have resulted in additional impairment expense of approximately $0.2 million. A hypothetical decrease of 5% in our assumed revenue growth would have lowered the fair value by approximately $0.1 million, or 4%, which, with all other variables remaining the same, would have resulted in additional impairment expense of $0.1 million. A hypothetical decrease of 10% in our assumed revenue growth would have lowered the fair value by approximately $0.3 million, or 8%, which, with all other variables remaining the same, would have resulted in additional impairment expense of approximately $0.3 million.

        A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets' carrying value, net of amortization, was $60.0 million as of December 31, 2012.

Recently Adopted Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (the "FASB") issued a new standard related to comprehensive income. This new standard requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. This new standard does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. The new standard eliminates the option to present comprehensive income on the statement of changes in shareholders' equity. This requirement was effective for us beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and required retrospective application for all periods presented. We have elected to present statements of comprehensive income in a single statement of comprehensive income immediately following the consolidated statements of income.

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

        In July 2012, the FASB issued guidance that amends the existing standards related to annual and interim impairment tests for indefinite-lived intangible assets other than goodwill. Current guidance requires companies to test indefinite-lived intangible assets other than goodwill for impairment, at least annually, by comparing the fair value of the asset with its carrying amount. The updated guidance provides companies with the option to first assess qualitative factors to determine whether it is necessary to calculate the indefinite-lived intangible asset's fair value. Under this option, companies are no longer required to calculate the fair value of the indefinite-lived intangible asset unless they determine, based on that qualitative assessment, that it is more likely than not that the asset's fair value is less than its carrying amount. The amendment will be effective for us beginning with annual and interim impairment tests of indefinite-lived intangible assets performed after January 1, 2013. Because we do not have any indefinite-lived intangible assets other than goodwill, the adoption of this guidance will not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risks to which we are exposed include interest rates under our senior revolving credit facility, foreign exchange rates giving rise to translation, and fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue.

Interest Rate Risk

        Interest on our senior revolving credit facility is generally based on a spread, not to exceed 275 basis points over the LIBOR rate. As of December 31, 2012, we had borrowed $199.0 million under the senior revolving loan.

        We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the senior revolving loan. As of December 31, 2012, the analysis indicated that such a movement would have increased our interest expense by approximately $2.1 million for the year ended December 31, 2012.

        In our Chapter 7 bankruptcy business we earn deposit-based fees. These fees are earned primarily on a percentage of Chapter 7 total liquidated assets placed on deposit with a designated financial institution by our trustee clients. The fees we earn based on total liquidated assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates. Based on sensitivity analysis we performed for the year ended December 31, 2012, together with the low level of interest rates, any further reduction in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

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

        We performed a sensitivity analysis assuming a hypothetical 1% increase in foreign exchange rates applied to our historical 2012 results of operations. For the year ended December 31, 2012, the analysis indicated that such a movement would not have had a material effect on our total revenues or net income for the year ended December 31, 2012.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements appear following Item 15 of this Annual Report on Form 10-K.

Supplementary Data—Quarterly Financial Information (Unaudited)

        The following table sets forth the quarterly financial data for the quarters of the years ended December 31, 2012 and 2011.

	1st	2nd(3)(6)	3rd(7)	4th(4)(5)
	(in thousands, except per share data)
Year ended December 31, 2012
Operating revenue	$82,827	$89,837	$83,865	$88,221
Total revenue	$88,472	$97,895	$90,987	$95,730
Gross profit(1)	$47,721	$46,259	$46,487	$46,751
Net income	$2,039	$5,157	$11,266	$3,965
Net income per share—Basic(2)	$0.06	$0. 14	$0.31	$0.11
Net income per share—Diluted(2)	$0.06	$0.14	$0.31	$0.10
Year ended December 31, 2011
Operating revenue	$54,213	$68,691	$69,752	$68,609
Total revenue	$59,622	$73,954	$76,111	$73,639
Gross profit(1)	$32,741	$43,602	$42,802	$42,669
Net income	$3,082	$2,773	$4,286	$1,939
Net income per share—Basic(2)	$0.09	$0. 08	$0.12	$0.05
Net income per share—Diluted(2)	$0.08	$0.08	$0.12	$0.05

(1)
Gross profit is calculated as total revenue less direct cost of operating revenue, reimbursed direct costs, and the portion of depreciation and software amortization attributable to direct costs of services.

(2)
The sum of the quarters' net income per share may not equal the total of the respective year's net income per share as each quarter is calculated independently.

(3)
Reflects the acquisition of Encore on April 4, 2011

(4)
Reflects the acquisition of De Novo on December 28, 2011.

(5)
Net income reflects impairment expense of $0.8 million, net of tax benefit of $0.5 million, in 2011.

(6)
Net income reflects impairment expense of $1.1 million, net of tax benefit of $0.7 million in 2012. Second quarter net income includes $3.3 million, net of tax expense of $2.2 million, and $1.7 million, net of tax expense of $1.1 million, related to fair value adjustments to contingent consideration for 2012 and 2011, respectively.

(7)
Third quarter net income includes income of $7.0 million, net of tax expense of $4.7 million, and $1.0 million, net of tax expense of $0.7 million, related to fair value adjustments to contingent consideration for 2012 and 2011, respectively.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on their evaluation as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, including this

Annual Report on Form 10-K, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by The Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. As a result of that evaluation, management believes that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears beginning on page 45.

Changes in Internal Control Over Financial Reporting

        During 2011 we initiated a company-wide implementation of SAP, which provides certain enhancements, efficiencies, and increased security features to the financial reporting process and surrounding internal controls. As of December 31, 2012, each of our business units was using the new system. We reviewed affected internal controls as part of this implementation, and made changes where appropriate. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Epiq Systems, Inc.
Kansas City, Kansas

        We have audited the internal control over financial reporting of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 4, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 4, 2013

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2012.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2012.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2012.

Equity Compensation Plan Information

        The following table sets forth as of December 31, 2012 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,285,000	$12.16	423,000
Equity compensation plans not approved by security holders	510,000	$13.00	—

Total	5,795,000	$12.23	423,000

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

        Equity compensation plans not approved by security shareholders consist of inducement stock options issued in conjunction with certain newly hired senior executives or acquisitions. These stock options were issued in conjunction with the execution of employment agreements with certain newly hired key senior executives or with key employees of acquired companies to become employees of our newly acquired subsidiaries. In accordance with the NASDAQ corporate governance rules, shareholder approval was not required for these inducement stock option grants.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2012.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2012.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as a part of this report:

  (1)
  Financial Statements.

      The following Consolidated Financial Statements, contained on pages F-1 through F-48 of this report, are filed as part of this report under Item 8 "Financial Statements and Supplementary Data."

    (2)
    Financial Statement Schedules.

Epiq Systems, Inc. and subsidiaries for each of the years in the three-year period ended December 31, 2012.
Schedule II—Valuation and Qualifying Accounts
    (3)
    Exhibits.    Exhibits are listed on the Exhibit Index at the end of this report.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2013	EPIQ SYSTEMS, INC.
	By:	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ TOM W. OLOFSON Tom W. Olofson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2013
/s/ CHRISTOPHER E. OLOFSON Christopher E. Olofson	President, Chief Operating Officer and Director	March 4, 2013
/s/ ELIZABETH M. BRAHAM Elizabeth M. Braham	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2013
/s/ W. BRYAN SATTERLEE W. Bryan Satterlee	Director	March 4, 2013
/s/ EDWARD M. CONNOLLY, JR. Edward M. Connolly, Jr.	Director	March 4, 2013
/s/ JAMES A. BYRNES James A. Byrnes	Director	March 4, 2013
/s/ JOEL PELOFSKY Joel Pelofsky	Director	March 4, 2013
/s/ CHARLES C. CONNELY, IV Charles C. Connely, IV	Director	March 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Epiq Systems, Inc.
Kansas City, Kansas

        We have audited the accompanying consolidated balance sheets of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Epiq Systems, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 4, 2013

EPIQ SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	As of December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,808	$2,838
Trade accounts receivable, less allowance for doubtful accounts of $4,825 and $4,514	103,415	89,619
Prepaid expenses	9,967	7,768
Other current assets	3,414	9,999

Total Current Assets	120,604	110,224

LONG-TERM ASSETS:
Property and equipment, net	44,552	46,773
Internally developed software, net	18,905	21,195
Goodwill	404,211	402,736
Other intangibles, less accumulated amortization of $90,099 and $63,511	59,951	88,087
Other long-term assets	6,493	9,649

Total Long-term Assets, net	534,112	568,440

Total Assets	$654,716	$678,664

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,351	$12,048
Current maturities of long-term obligations	9,151	15,484
Accrued compensation	5,086	10,293
Customer deposits	16,094	1,972
Deferred revenue	3,131	3,214
Dividends payable	3,231	1,786
Other accrued expenses	6,905	5,193

Total Current Liabilities	60,949	49,990

LONG-TERM LIABILITIES:
Deferred income taxes	41,409	42,557
Other long-term liabilities	5,700	5,204
Long-term obligations (excluding current maturities)	203,288	247,994

Total Long-term Liabilities	250,397	295,755

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; Authorized 100,000,000 shares; Issued and outstanding 2012—39,923,852 and 35,922,509 shares Issued and outstanding 2011—39,493,852 and 35,754,074 shares	399	395
Additional paid-in capital	291,065	286,869
Accumulated other comprehensive loss	(1,432)	(1,987)
Retained earnings	104,445	95,849
Treasury stock, at cost—4,001,343 shares and 3,739,778shares, Respectively	(51,107)	(48,207)

Total Equity	343,370	332,919

Total Liabilities and Equity	$654,716	$678,664

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2012	2011	2010
REVENUE:
Operating revenue	$344,750	$261,265	$217,595
Reimbursable expenses	28,335	22,061	29,571

Total Revenue	373,085	283,326	247,166

OPERATING EXPENSE:
Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	145,629	90,954	72,004
Reimbursed direct costs	27,426	21,773	28,686
General and administrative	117,023	97,779	85,645
Depreciation and software and leasehold amortization	27,399	23,081	20,391
Amortization of identifiable intangible assets	26,588	21,323	9,190
Fair value adjustment to contingent consideration	(17,188)	(7,166)	—
Acquisition related (income) expense	(200)	7,681	2,125
Intangible asset impairment expense	1,777	1,278	—
Other operating (income) expense	(20)	—	656

Total Operating Expense	328,434	256,703	218,697

INCOME FROM OPERATIONS	44,651	26,623	28,469

INTEREST EXPENSE (INCOME):
Interest expense	9,263	5,844	1,931
Interest income	(18)	(128)	(32)

Net Interest Expense	9,245	5,716	1,899

INCOME BEFORE INCOME TAXES	35,406	20,907	26,570
PROVISION FOR INCOME TAXES	12,979	8,827	12,641

NET INCOME	$22,427	$12,080	$13,929

NET INCOME PER SHARE INFORMATION:
Basic	$0.62	$0.34	$0.38
Diluted	$0.61	$0.33	$0.36
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,497	35,186	36,498
Diluted	36,373	36,506	39,512
Cash dividends declared per common share	$0.385	$0.205	$0.07

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$22,427	$12,080	$13,929
Other comprehensive income:
Foreign currency translation adjustment, net of tax expense (benefit) of $136, $(4) and $(44), respectively	555	(16)	(156)

Comprehensive income	$22,982	$12,064	$13,773

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME

(In Thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCI(1)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2010	$36,238	(56)	$362	248,937	$(1,815)	$79,772	$(858)	$326,398
Net income	—	—	—	—	—	13,929	—	13,929
Foreign currency translation adjustment	—	—	—	—	(156)	—	—	(156)
Tax deficiency from share-based compensation	—	—	—	(211)	—	—	—	(211)
Restricted common stock issued under share-based compensation plans	497	219	5	(1,478)	—	—	2,933	1,460
Common stock repurchased under share-based compensation plans	—	(76)	—	—	—	—	(948)	(948)
Share repurchases (Note 7)	—	(3,382)	—	—	—	—	(43,212)	(43,212)
Conversion of convertible notes (Note 5)	2,328	—	24	27,144	—	—	—	27,168
Dividends declared ($0.07 per share) (Note 7)	—	—	—	—	—	(2,632)	—	(2,632)
Share-based compensation expense	—	—	—	6,727	—	—	—	6,727
Balance at December 31, 2010	39,063	(3,295)	391	281,119	(1,971)	91,069	(42,085)	328,523
Net income	—	—	—	—	—	12,080	—	12,080
Foreign currency translation adjustment	—	—	—	—	(16)	—	—	(16)
Tax benefit from share-based compensation	—	—	—	264	—	—	—	264
Restricted common stock issued under share-based compensation plans	431	367	4	(1,883)	—	—	4,736	2,857
Common stock repurchased under share-based compensation plans	—	(67)	—	—	—	—	(900)	(900)
Share repurchases (Note 7)	—	(745)	—	—	—	—	(9,958)	(9,958)
Dividends declared ($0.205 per share) (Note 7)	—	—	—	—	—	(7,300)	—	(7,300)
Share-based compensation expense	—	—	—	7,369	—	—	—	7,369
Balance at December 31, 2011	39,494	(3,740)	395	286,869	(1,987)	95,849	(48,207)	332,919
Net income	—	—	—	—	—	22,427	—	22,427
Foreign currency translation adjustment	—	—	—	—	555	—	—	555
Tax deficiency from share-based compensation	—	—	—	(315)	—	—	—	(315)
Restricted common stock issued under share-based compensation plans	430		4		—	—	—	4
Stock option exercises		240		(2,208)			3,088	880
Common stock repurchased under share-based compensation plans	—	(217)	—	—	—	—	(2,689)	(2,689)
Share repurchases (Note 7)	—	(284)	—	—	—	—	(3,299)	(3,299)
Dividends declared ($0.385 per share) (Note 7)	—	—	—	—	—	(13,831)	—	(13,831)
Share-based compensation expense	—	—	—	6,719	—	—	—	6,719
Balance at December 31, 2012	39,924	(4,001)	$399	$291,065	$(1,432)	$104,445	$(51,107)	$343,370
(1)
AOCI—Accumulated Other Comprehensive Income (Loss)

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,427	$12,080	$13,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software and leasehold amortization	27,399	23,081	20,391
Amortization of intangible assets	26,588	21,323	9,190
Fair value adjustment to contingent consideration	(17,188)	(7,166)	—
Intangible asset impairment expense	1,777	1,278	—
Share-based compensation expense	6,719	7,369	6,727
Provision for bad debts	2,223	2,303	2,146
Accretion of discount	1,162	212	98
Deferred income tax expense	1,473	2,430	(87)
Benefit related to embedded option	—	—	(738)
Other, net	611	999	365
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(17,123)	(9,029)	(17,011)
Prepaid expenses and other assets	2,833	40	18
Accounts payable and other liabilities	1,462	(5,238)	(12)
Customer deposits	14,122	(581)	(443)
Excess tax benefit related to share-based compensation	—	(77)	—
Other	(750)	1,659	(136)

Net cash provided by operating activities	73,735	50,683	34,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,025)	(12,320)	(11,092)
Internally developed software costs	(6,467)	(6,320)	(8,131)
Payment of deferred acquisition consideration	(8,400)	—	—
Cash paid for business acquisitions, net of cash acquired	—	(166,930)	(51,548)
Cash proceeds from sale of property and equipment	499	—	—
Other investing activities, net	186	106	11

Net cash used in investing activities	(30,207)	(185,464)	(70,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	65,000	214,000	78,000
Payments to reduce revolver borrowings	(83,000)	(64,000)	(11,000)
Debt issuance costs	—	(1,940)	(1,460)
Payments under long-term obligations	(7,163)	(2,953)	(27,508)
Excess tax benefit related to share-based compensation	—	77	—
Common stock repurchases (Note 7)	(5,988)	(10,858)	(44,160)
Cash dividends paid (Note 7)	(12,386)	(5,514)	(2,632)
Proceeds from issuance of common stock under share-based compensation plans	884	2,857	1,460

Net cash (used in) provided by financing activities	(42,653)	131,669	(7,300)

Effect of exchange rate changes on cash	95	511	76

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	970	(2,601)	(43,547)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,838	5,439	48,986

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,808	$2,838	$5,439

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

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

Nature of Operations

        We are a provider of integrated technology solutions for the legal profession. Our solutions streamline the administration of bankruptcy, litigation, financial transactions and regulatory compliance matters. We offer innovative technology solutions for eDiscovery, document review, legal notification, claims administration and controlled disbursement of funds. Our clients include leading law firms, corporate legal departments, bankruptcy trustees, government agencies, mortgage processors, and financial institutions.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Internally Developed Software

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

DECEMBER 31, 2012, 2011 AND 2010

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

        Our recognized goodwill totaled $404.2 million as of December 31, 2012. As of July 31, 2012, which is the date of our most recent impairment test, the fair value of each of our reporting units was in excess of the carrying value of the reporting unit. We have not, to date, recorded any goodwill impairments.

Intangible Assets

        Identifiable intangible assets, resulting from various business acquisitions, consist of customer relationships, agreements not to compete, and trade names. We amortize the identifiable intangible assets over their estimated economic benefit period, generally from five to ten years. These definite-lived intangible assets are tested annually for impairment and also reviewed for impairment whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable. If we were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset's remaining useful life, then the remaining carrying amount

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from our annual assessment, or other events and circumstances, may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge.

        Intangible assets with indefinite lives are not amortized and are tested annually for impairment and also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset might not be recoverable. Impairment of identifiable intangible assets with indefinite lives occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset's carrying amount is reduced to its fair value. See Note 4 for additional information.

Deferred Loan Fees

        Incremental, third-party costs related to establishing credit facilities are capitalized and amortized based on the terms of the related debt. The unamortized costs are included as a component of other long-term assets on our Consolidated Balance Sheets. Amortization costs are included as a component of interest expense on our Consolidated Statements of Income.

Share-Based Compensation

        We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the period during which an employee is required to provide service in exchange for the award. We recognize this expense on a straight-line basis over the requisite service period of the award based on the portion of the award expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize compensation expense for awards subject to performance criteria when it is probable that the performance goal will be achieved.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Following is a description of significant sources of our revenue:

  •
  Fees contingent upon the month-to-month delivery of services defined by client contracts, such as claims processing, claims reconciliation, professional services, call center support, disbursement services, project management, collection and forensic services, consulting services, document review services, and conversion of data into an organized, searchable electronic database. The amount we earn varies based primarily on the size and complexity of the engagement, the number of hours services are provided, and the number of documents or amount of data reviewed.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Reimbursed expenses, primarily related to postage on mailing services.

Non-Software Arrangements

        Services related to eDiscovery and settlement administration are billed based on volume. For these contractual arrangements, we have identified each deliverable service element. Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables. For certain of these services we have obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or based on third-party evidence of fair value of such similar services. For elements where evidence cannot be established, the best estimate of sales price has been used. Lastly, our arrangements do not include general rights of return. Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value or best estimated selling price of each unit of accounting, which is generally consistent with the stated prices in our arrangements. In instances when revenue has been required to be deferred, we utilize the relative selling price method to calculate the revenue recognized. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period. Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured. Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit or deferred revenue on our Consolidated Balance Sheets until all revenue recognition criteria have been satisfied.

Software Arrangements

        For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and post-contract customer support services, all at no charge to the trustee. The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement. We earn contingent monthly fees from the financial institutions based on the average dollar amount of deposits held by the trustees with that financial institution related to the software license, hardware lease, hardware maintenance, and post-contract customer support services provided to our trustee clients. The monthly fees have two components consisting of an interest-based component and a non-interest based service fee component. Since we have not established vendor specific objective evidence of the fair value of the software license, we do not recognize any revenue on delivery of the software. The software element is deferred and included with the remaining undelivered elements, which are post-contract customer support services. Revenue related to post-contract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution. Accordingly, we recognize this contingent usage based revenue as the fee becomes fixed or determinable at the time actual usage occurs and collectability is probable. This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other revenue recognition criteria since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers; and hardware maintenance. We retain ownership of all hardware provided and we account for this hardware as a lease. As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease. Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease. Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals; which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur. This occurs at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured. This revenue, which is substantially less than ten percent of our total revenue for the years ended December 31, 2012, 2011 and 2010, is included in the Consolidated Statements of Income as a component of "Operating revenue."

Reimbursements

        We have revenue related to the reimbursed expenses, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Consolidated Statements of Income as "Reimbursable expenses" and as "Reimbursed direct costs".

Costs Related to Contract Acquisition, Origination, and Set-up

        We expense customer contract acquisition, origination, and set-up costs as incurred.

Depreciation and Software and Leasehold Amortization

        Depreciation and software and leasehold amortization for the years ended December 31, 2012, 2011 and 2010, was $27.4 million, $23.1 million, and $20.4 million, respectively. The caption "Depreciation and software and leasehold amortization" in the accompanying Consolidated Statements of Income includes costs that are directly related to services of approximately $12.8 million, $10.2 million, and $10.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Capitalized Interest

        Interest is capitalized for certain projects for which costs are separately accumulated and where construction of the asset takes considerable time, entails substantial expenditures and is likely to involve a significant amount of interest cost. For the year ended December 31, 2012, $0.2 million was capitalized related to a building expansion and costs of internally-developed software. No interest was capitalized for the years ended December 31, 2011 and 2010 due to immateriality.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Diluted net income per share is computed using the more dilutive of (a) the two-class method, or (b) the treasury stock method and is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and convertible debt, if dilutive. The numerator of the diluted net income per share calculation is increased by the amount of interest expense, net of tax, related to outstanding convertible debt, and the allocation of net income to nonvested shares, if the net impact is dilutive. For the years ended December 31, 2012, 2011 and 2010, the two-class method calculation was more dilutive. See Note 11 for additional information.

Segment Information

        Our chief operating decision maker, which consists of our executive committee, considers how we organize our business for making operating decisions and assessing business performance to determine our reportable segments. See Note 14 for additional information.

Foreign Currency Translation

        Local currencies are the functional currencies for our operating subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are part of accumulated other comprehensive loss and are included as a separate component of equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of significant value are translated as of the date of the transactions for these subsidiaries; however, day to day operational transactions are translated at average rates of exchange. As of December 31, 2012, 2011 and 2010, cumulative translation adjustments included in accumulated other comprehensive loss were $1.4 million, $2.0 million, and $2.0 million, respectively.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (the "FASB") issued a new standard related to comprehensive income. This new standard requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. This new standard does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. The new standard eliminates the option to present comprehensive income on the statement of changes in shareholders' equity. This requirement was effective for us beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and required retrospective application for all periods presented. We have elected to present statements of comprehensive income in a single statement of comprehensive income immediately following the consolidated statements of income.

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

        In July 2012, the FASB issued guidance that amends the existing standards related to annual and interim impairment tests for indefinite-lived intangible assets other than goodwill. Current guidance requires companies to test indefinite-lived intangible assets other than goodwill for impairment, at least annually, by comparing the fair value of the asset with its carrying amount. The updated guidance provides companies with the option to first assess qualitative factors to determine whether it is necessary to calculate the indefinite-lived intangible asset's fair value. Under this option, companies are no longer required to calculate the fair value of the indefinite-lived intangible asset unless they determine, based on that qualitative assessment, that it is more likely than not that the asset's fair value is less than its carrying amount. The amendment will be effective for us beginning with annual and interim impairment tests of indefinite-lived intangible assets performed after January 1, 2013. Because we do not have any indefinite-lived intangible assets other than goodwill, the adoption of this guidance will not have a material effect on our consolidated financial position, results of operations or cash flows.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 2: PROPERTY AND EQUIPMENT

        The classification of property and equipment and the related estimated useful lives is as follows:

	December 31,
			Estimated Useful Life
	2012	2011
	(in thousands)
Land	$1,758	$1,758
Building and building and leasehold improvements	14,688	14,184	3 - 30 years
Furniture and fixtures	5,858	4,302	5 - 7 years
Computer and purchased software	88,086	79,653	2 - 7 years
Transportation equipment	7,522	7,522	3 - 5 years
Operations equipment	6,405	6,229	3 - 5 years
Construction in progress	2,611	809

	126,928	114,457
Accumulated depreciation and amortization	(82,376)	(67,684)

Property and equipment	$44,552	$46,773

        Computer and purchased software includes property acquired under capital leases. As of December 31, 2012 and 2011, assets acquired under capital leases had a historical cost basis of $16.2 million and $16.1 million, respectively.

NOTE 3: INTERNALLY DEVELOPED SOFTWARE

        The following is a summary of internally developed software:

	Year Ended December 31,
	2012	2011
	(in thousands)
Amounts capitalized, beginning of year	$57,540	$49,049
Development costs capitalized	6,467	6,320
Foreign currency translation	(20)	(1)
Acquired software	—	2,498
Dispositions	(1,025)	(326)

Amounts capitalized, end of year	62,962	57,540
Accumulated amortization, end of year	(44,057)	(36,345)

Internally developed software, net	$18,905	$21,195

        Included in the above are capitalized software development costs for projects in progress of $3.6 million and $3.5 million at December 31, 2012 and 2011, respectively. During the years ended December 31, 2012, 2011 and 2010, we recognized amortization expense related to capitalized software development costs of $8.6 million, $7.3 million, and $5.1 million, respectively. Internally developed software is tested for impairment whenever events or changes in circumstances indicate that the net realizable value may be less than the unamortized capitalized cost.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 was as follows:

	eDiscovery	Bankruptcy	Settlement Administration	Total
	(in thousands)
Balance as of December 31, 2010	$79,826	$182,116	$32,847	$294,789
Acquisitions	107,951	—	—	107,951
Foreign currency translation and other	(4)	—	—	(4)

Balance as of December 31, 2011	187,773	182,116	32,847	402,736
Purchase price adjustments	1,276	—	—	1,276
Foreign currency translation and other	199	—	—	199

Balance as of December 31, 2012	$189,248	$182,116	$32,847	$404,211

        During 2012 we increased goodwill recorded in connection with our acquisition of De Novo Legal LLC ("De Novo") by $1.3 million. This adjustment was based on information obtained after December 31, 2011, related to the results of an independent valuation of the fair value of De Novo's property, plant and equipment. The increase in goodwill in 2011 resulted from both the April 2011 acquisition of Encore and the December 2011 acquisition of De Novo. See Note 13 of our Notes to Consolidated Financial Statements for further detail.

        Identifiable intangible assets as of December 31, 2012 and 2011 consisted of the following:

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets:
Customer relationships	$124,512	$73,713	$124,283	$50,813
Trade names	6,591	1,650	3,212	987
Non-compete agreements	18,947	14,736	18,947	11,711
Non-amortizing intangible assets:
Trade names	—	—	5,156	—

	$150,050	$90,099	$151,598	$63,511

        During the first quarter of 2012 we increased our customer relationships intangible asset recorded in connection with our acquisition of De Novo by $0.2 million. This adjustment was based on information obtained after December 31, 2011, related to the results of an independent valuation of the fair value of De Novo's property, plant and equipment which also impacted the valuation model used for customer relationships. See Note 13 of our Notes to Consolidated Financial Statements for further detail.

        Customer relationships, non-compete agreements and trade names carry a weighted average life of seven years, five years and eight years, respectively. The AACER® trade name acquired in 2010 was

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 4: GOODWILL AND INTANGIBLE ASSETS (Continued)

originally determined to have an indefinite life and was therefore not amortized from its October 2010 acquisition date through June 30, 2012.

        During the second quarter of 2012 the remaining useful life of the AACER® trade name was evaluated to determine whether events and circumstances continue to support an indefinite useful life and it was determined that an indefinite life was no longer appropriate. This conclusion was based on plans to market current and potential future products or services under the Epiq trade name and we expect the useful life of the AACER® trade name to be ten years. Accordingly, we began amortizing this trade name beginning on July 1, 2012.

        Due to the change from an indefinite life to a ten-year useful life, we tested the AACER® trade name for impairment as of June 30, 2012, based on financial forecasts and the expected useful life of ten years. Per the results of this valuation analysis, the carrying value of the trade name exceeded its fair value by $1.8 million and accordingly we recorded this amount in 2012 as intangible asset impairment expense in the accompanying Consolidated Statements of Income.

        In 2011, as a result of our annual impairment test, the carrying value of this non-amortizing trade name was in excess of its fair value calculated under the relief from royalty method and as a result we recognized $1.3 million of impairment expense reflected in "Intangible asset impairment expense" on our Consolidated Statement of Income for the year ended December 31, 2011.

        Aggregate amortization expense related to amortizing intangible assets was $26.6 million, $21.3 million, and $9.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The following table outlines the estimated future amortization expense related to amortizing intangible assets held at December 31, 2012:

Year Ending December 31,	(in thousands)
2013	$18,834
2014	12,569
2015	9,893
2016	6,232
2017	5,390
2018 and thereafter	7,033

Total	$59,951

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 5: LONG-TERM OBLIGATIONS

        The following is a summary of long-term obligations outstanding:

	Final Maturity Date	Weighted- Average Interest Rate	December 31, 2012	December 31, 2011
			(in thousands)
Senior revolving loan	December 2015	3.1%	$199,000	$217,000
Capital leases	April 2017	6.2%	2,860	6,025
Note payable	September 2014	2.2%	7,080	11,004
Acquisition-related liabilities	June 2013	3.5%	3,499	29,449

Total long-term obligations, including current portion			212,439	263,478

Current maturities of long-term obligations
Capital leases			(1,640)	(3,213)
Notes payable			(4,012)	(3,924)
Acquisition-related liabilities			(3,499)	(8,347)

Total current maturities of long-term obligations			(9,151)	(15,484)

Total Long-term obligations			$203,288	$247,994

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

        Borrowings under the senior credit facility bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows: (1) for base rate advances, borrowings bear interest at prime rate plus 75 to 175 basis points; and (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 175 to 275 basis points. At December 31, 2012, borrowings of $199.0 million under this facility had a weighted average interest rate of 3.1%. The average amount of borrowings under this facility in 2012 was $214.1 million, at a weighted average interest rate of 3.0%. The maximum amount outstanding during 2012 was $227.0 million.

        The financial covenants contained in the credit facility include a total debt leverage ratio and a fixed charge coverage ratio (all as defined in our credit facility agreement). As stated per the credit facility, as of December 31, 2012, the leverage ratio was not to exceed 3.00 to 1.00 and the fixed charge coverage ratio could not be less than 1.25 to 1.00. As of December 31, 2012, we were in compliance with all financial covenants and the amount available for additional borrowings under the credit facility under the most restrictive financial covenant was approximately $61 million.

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

Capital Leases

        We lease certain equipment under capital leases that generally require monthly payments with final maturity dates during various periods through 2017. As of December 31, 2012, our capital leases had a weighted-average interest rate of approximately 6.2%. See Note 2 for further discussion of assets acquired under capital leases.

Notes Payable

        During 2011 we entered into a note payable related to a software license agreement that bears interest of approximately 2.2% and is payable quarterly through September 2014.

Acquisition-related Liabilities

        In 2011 and 2010, in connection with the acquisitions of Jupiter eSources LLC ("Jupiter eSources") and De Novo, we incurred liabilities related to potential contingent consideration based on future revenue growth. We estimated the fair value of the contingent consideration using probability assessments of projected revenue over the measurement period, and applied an appropriate discount rate based upon the weighted average cost of capital. This fair value is based on significant inputs not observable in the market.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

        Amounts recorded in connection with acquisition-related liabilities as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
De Novo contingent consideration:
Current portion	$—	$—
Long-term portion	—	16,226

Total De Novo contingent consideration	—	16,226

De Novo deferred acquisition price
Current portion	3,499	—
Long-term portion	—	4,876

Total De Novo deferred acquisition price	3,499	4,876
Jupiter eSources deferred acquisition price
Current portion	—	8,347

Total acquisition-related liabilities	$3,499	$29,449

Jupiter eSources

        The undiscounted amount of all potential future payments that we could be required to make under the Jupiter eSources contingent consideration is between $0 and $20 million over a four-year measurement period following the October 1, 2010 date of acquisition. During 2011, based on our probability assessments of projected revenue over the remainder of the measurement period, we determined that it was not likely that any contingent consideration for Jupiter eSources would be realized and recognized a total decrease in the fair value of $7.2 million for the year ended December 31, 2011 which is reflected in "Fair value adjustment to contingent consideration" on the Consolidated Statements of Income. Our probability assessment of projected revenue over the remainder of the measurement period did not change in 2012 and as such there is no liability recorded related to this contingent consideration as of December 31, 2012 and 2011.

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

        The undiscounted amount of all potential future payments that could have been required under the De Novo contingent consideration opportunity is between $0 and $29.1 million over a two-year measurement period following the December 28, 2011 date of acquisition. A portion of the De Novo

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

contingent consideration is contingent upon certain of the sellers remaining employees of Epiq. If those sellers do not remain employees of Epiq, the portion of the contingent consideration to which they are entitled will be forfeited and will not be allocated to the remaining sellers. The portion of the contingent consideration that is not tied to employment was considered to be part of the total consideration paid for net assets in connection with the purchase of De Novo and was measured and recognized at a fair value of approximately $16.2 million as of December 31, 2011, in "Long-term obligations" on the Consolidated Balance Sheet.

        During the second quarter of 2012, the employment ended for one of the De Novo employees entitled to a portion of the contingent consideration. According to the terms of the purchase agreement with De Novo, the portion of the contingent consideration subject to the continued employment of this employee was forfeited in its entirety.

        During the third quarter of 2012, based on projected revenue over the remainder of the measurement period, we recorded a total decrease in the fair value of the contingent consideration obligation of $11.7 million. During the second quarter of 2012 we recorded an adjustment to the fair value of the contingent consideration in the amount of $5.5 million for a total of $17.2 million for the year ended December 31, 2012. These adjustments are included in "Fair value adjustment to contingent consideration" in the Consolidated Statements of Income. See Note 13 of our Notes to Consolidated Financial Statements for further detail related to the De Novo contingent consideration and holdback amounts.

Scheduled Principal Payments

        Our long-term obligations, consisting of our senior revolving loan, acquisition-related liabilities, and capitalized leases, mature as follows for years ending December 31:

(in thousands)
2013	$9,151
2014	4,202
2015	199,036
2016	38
2017 and thereafter	12

Total	$212,439

NOTE 6: OPERATING LEASES

        We have non-cancelable operating leases for office space at various locations expiring at various times through 2020. Each of the leases requires us to pay all executory costs (property taxes, maintenance and insurance). Certain of our lease agreements provide for scheduled rent increases during the lease term. Rent expense is recognized on a straight-line basis over the lease term. Landlord provided tenant improvement allowances are recorded as a liability and amortized as a reduction to rent expense over the lease term. Additionally, we have non-cancelable operating leases for office equipment and automobiles expiring through 2016.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 6: OPERATING LEASES (Continued)

        Future minimum lease payments during the years ending December 31 are as follows:

Total Future Minimum Lease Payments
(in thousands)
2013	$8,062
2014	7,014
2015	4,220
2016	1,204
2017	799
Thereafter	776

Total minimum lease payments	$22,075

        Expense related to operating leases for the years ended December 31, 2012, 2011 and 2010 was approximately $11.5 million, $11.4 million, and $10.2 million, respectively.

NOTE 7: EQUITY

Share Repurchases

        On June 1, 2012, our board of directors (the "Board") authorized the repurchase, through December 31, 2013, of up to an aggregate of $35.0 million of our outstanding shares of common stock (the "2012 Program"). Repurchases may be made pursuant to the 2012 Program from time to time at prevailing market prices in the open market, in block trades or in privately negotiated purchases, or any combination thereof. The Company may utilize one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to applicable laws to effect all or a portion of the repurchases. The timing, manner, price and amount of any share repurchases under the 2012 Program will be determined by the Company in its discretion and will be subject to market and economic conditions, prevailing stock prices, loan covenants, leverage objectives, applicable legal and regulatory requirements, and other factors. On June 1, 2012, the Board also approved the termination of our previous share repurchase program authorized by the Board in October 2010 (the "2010 Program").

        As of December 31, 2012, we had purchased 283,980 shares of common stock under the 2012 Program for approximately $3.3 million, at an average cost of $11.62 per share. During the year ended December 31, 2011, we purchased 745,414 shares of common stock under the 2010 Program for approximately $10.0 million, at an average cost of $13.37 per share.

        We also have a policy that requires us to repurchase shares from employees to satisfy their tax withholding obligations to us triggered by the vesting of their restricted stock awards or the exercise of their stock options. During the years ended December 31, 2012, 2011 and 2010 we repurchased 217,713 shares for approximately $2.7 million, 66,290 shares for approximately $0.9 million, and 76,087 shares for approximately $0.9 million, respectively, to satisfy employee tax withholding obligations.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 7: EQUITY (Continued)

Dividends

        Total dividends declared in 2012 were $13.8 million or $0.385 per share and total dividends paid in 2012 totaled $12.4 million, or $0.345 per outstanding common share, inclusive of a special dividend declared and paid during the fourth quarter of 2012. Total dividends declared in 2011 were $7.3 million or $0.205 per outstanding common share and total dividends paid in 2011 totaled $5.5 million, or $0.155 per outstanding common share. Dividends payable were approximately $3.2 million and $1.8 million at December 31, 2012 and 2011, respectively.

NOTE 8: EMPLOYEE BENEFIT PLANS

Stock Purchase Plan

        We have an employee stock purchase plan that allows employees to purchase shares of our common stock through payroll deduction. The purchase price for all employee participants is based on the closing bid price on the last business day of the month.

Defined Contribution Plan

        We have a defined contribution 401(k) plan that covers substantially all employees. We match 60% of the first 10% of employee contributions and have the option of making additional discretionary contributions. We also sponsor 401(k) plans covering eligible employees of two of our subsidiaries for which we do not match employee contributions. Our plan expense was approximately $2.0 million, $1.6 million, and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 9: FINANCIAL INSTRUMENTS AND CONCENTRATIONS (Continued)

    Level 3—Unobservable inputs reflecting our own assumptions and best estimate of what inputs market participants would use in pricing an asset or liability.

        The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2012. Our Level 3 liability is valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the contingent consideration.

        For fair value measurements categorized within Level 3 of the fair value hierarchy, our accounting and finance management, who report to the chief financial officer, determine our valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance management and are approved by the chief financial officer. Fair value calculations are generally prepared by third-party valuation experts who rely on discussions with management in addition to the use of management's assumptions and estimates as they related to the assets or liabilities in Level 3. Such assumptions and estimates include inputs such as estimates of future cash flows, projected profit and loss information, discount rates, and assumptions as they relate to future pertinent events. Through regular interaction with the third-party valuation experts, finance and accounting management determine that the valuation techniques used and inputs and outputs of the models reflect the requirements of accounting standards as they relate to fair value measurements. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 9: FINANCIAL INSTRUMENTS AND CONCENTRATIONS (Continued)

        As of December 31, 2012, 2011 and 2010, our assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows:

		Estimated Fair Value Measurements
		Quoted Prices in Active Markets
			Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value
Items Measured at Fair Value on a Recurring Basis		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
December 31, 2012:
Assets:
Money market funds	$34	$34	$—	$—

December 31, 2011:
Assets:
Money market funds	$34	$34	$—	$—

Liabilities:
Contingent consideration(1)	$16,226	$—	$—	$16,226

December 31, 2010:
Assets:
Money market funds	$54	$54	$—	$—

Liabilities:
Contingent consideration(2)	$7,166	$—	$—	$7,166

(1)
The contingent consideration represents the estimated fair value of the potential contingent consideration payable in connection with the De Novo acquisition that is contingent upon achieving performance hurdles based on operating revenue objectives. The carrying value at December 31, 2011, was based on management's estimate of projected revenue over the measurement period as well as the probability of contingent consideration achievement and an applied discount rate to the projected contingent consideration payments that approximated the weighted average cost of capital. As discussed in Note 5 the carrying value was adjusted to zero during the third quarter of 2012.

(2)
The contingent consideration represents the estimated fair value of the potential contingent consideration payable in connection with the Jupiter eSources acquisition that is contingent upon achieving pre-determined operating revenue objectives. The carrying value at December 31, 2010, was based on management's estimate of projected revenue over the measurement period as well as the probability of contingent consideration achievement and an applied discount rate to the projected contingent consideration payments that approximated the weighted average cost of capital. As discussed in Note 5 the carrying value was adjusted to zero during 2011.

        As of December 31, 2012 and 2011, the carrying value of our trade accounts receivable, accounts payable, certain other liabilities, deferred acquisition price payments and capital leases approximated fair value. At December 31, 2012 and 2011, the amount outstanding under our credit facility was $199.0 million and $217.0 million, which approximated fair value due to the borrowing rates currently available to the Company for debt with similar terms and is classified as Level 2.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 9: FINANCIAL INSTRUMENTS AND CONCENTRATIONS (Continued)

        The following table presents changes in the fair value of contingent consideration related to the De Novo and Jupiter eSources acquisitions.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)
	Jupiter eSources	De Novo	Total
Beginning balance December 31, 2010	$7,166	$—	$7,166
Decrease in fair value of contingent consideration obligation	(7,166)	—	(7,166)
Increase in fair value at acquisition date	—	16,226	16,226

Ending balance December 31, 2011	—	16,226	16,226

Increase in fair value related to accretion	—	962	962
Decrease in fair value of contingent consideration obligation	—	(17,188)	(17,188)

Ending balance December 31, 2012	$—	$—	$—

        The decrease in fair value of $17.2 million during the year ended December 31, 2012, is attributable to the change in fair value of the contingent consideration for the De Novo acquisition which is reflected in "Fair value adjustment to contingent consideration" on the Consolidated Statement of Income. The increase in fair value of $16.2 million during the year ended December 31, 2011, is related to the De Novo acquisition and was recorded in "Long-term obligations" on the Consolidated Balance Sheet at December 31, 2011. For the year ended December 31, 2011, the $7.2 million decrease was attributable to the change in fair value of the contingent consideration for the Jupiter eSources acquisition and is reflected in "Fair value adjustment to contingent consideration" on the Consolidated Statement of Income.

Significant Customer and Concentration of Credit Risk

        For the years ended December 31, 2012, 2011 and 2010, we had no customers which accounted for more than 10% of our consolidated revenue or consolidated accounts receivable.

NOTE 10: INCOME TAXES

        Income before income taxes consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Income before income taxes
United States	$32,148	$18,406	$23,880
Foreign	3,258	2,501	2,690

Total	$35,406	$20,907	$26,570

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 10: INCOME TAXES (Continued)

        The provision for income taxes included the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Provision for income taxes
Currently payable income taxes
Federal	$9,447	$3,062	$6,247
State	1,221	2,408	5,366
Foreign	838	927	1,115

Total	11,506	6,397	12,728

Deferred income taxes
Federal	946	2,333	1,325
State	619	323	(1,368)
Foreign	(92)	(226)	(44)

Total	1,473	2,430	(87)

Provision for income taxes	$12,979	$8,827	$12,641

        A reconciliation of the provision for income taxes at the statutory rate of 35% to the provision for income taxes at our effective rate is shown below:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Computed at the statutory rate	$12,392	$7,318	$9,300
Change in taxes resulting from:
State income taxes, net of federal tax effect	1,136	1,747	2,599
Non-deductible compensation	19	20	587
Permanent differences	578	450	178
Foreign tax and change in foreign valuation allowance	(394)	(175)	129
Research and development credits	(239)	(490)	(437)
Other	(513)	(43)	285

Provision for income taxes	$12,979	$8,827	$12,641

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 10: INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities on the accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,524	$1,686
Share-based compensation	9,711	9,655
Intangible assets	2,483	959
Deferred rent	799	1,075
Accrued liabilities	2,574	3,324
Foreign loss carryforwards	69	140
State net operating loss carryforwards	631	798
Valuation allowances	(101)	(172)

Total deferred tax assets	17,690	17,465

Deferred tax liabilities:
Prepaid expenses	(2,740)	(1,548)
Intangible assets	(35,523)	(31,971)
Property and equipment and software development costs	(13,817)	(16,730)
Deferred debt discharge income	(3,300)	(3,285)
Other	(318)	(466)

Total deferred tax liabilities	(55,698)	(54,000)

Net deferred tax liability	$(38,008)	$(36,535)

        Prior to our acquisition of Encore, as part of a debt restructuring in 2009, Encore elected to defer recognition of approximately $8.9 million of debt discharge income pursuant to Section 108(i) of the Internal Revenue Code. Accordingly, we have recorded a deferred tax liability of approximately $3.3 million.

        As of December 31, 2012, we had as filed state operating loss carryforwards of $6.6 million. These carryforwards expire in varying amounts in years 2014 through 2032. Of these carryforwards, $0.9 million was generated in a state in which Epiq no longer maintains a presence or a filing obligation resulting in a $0.1 million deferred tax asset. A $0.1 million valuation allowance was recorded relating to these losses. Management believes that it is more likely than not that we will be able to utilize the other remaining state loss carryforwards and, therefore, no additional valuation allowance is necessary.

        Included in the 2011 operating loss carryforward amounts listed above are loss carryforwards related to the Encore acquisition. As of December 31, 2011, we had acquired federal net operating loss carryforwards of $2.1 million which will begin to expire in 2026. In addition, we acquired $0.5 million of research credits which will begin to expire in 2023 and $0.1 million of minimum tax credits which can be carried forward indefinitely. Although these attributes are subject to Section 382 and 383 limitations of the Internal Revenue Code, we anticipate that these federal credit and loss carryforwards will have been fully utilized as of December 31, 2012.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 10: INCOME TAXES (Continued)

        We also have a valuation allowance relating to net operating losses generated by our Hong Kong operations. The valuation allowance offsets a less than $0.1 million deferred tax asset associated with a $0.4 million net operating loss carryforward. The valuation allowance will be released when management believes it is more likely than not that based on the available positive and negative evidence the deferred tax asset will be realizable. Hong Kong net operating losses have an indefinite carryforward period.

        We have received certification for the Kansas High Performance Incentive Program ("HPIP") tax credit in conjunction with investments made in our Kansas facilities. As of December 31, 2012, $0.7 million of HPIP credits are available to offset our 2012 and future Kansas income tax. The credit may be carried forward for a period of ten years provided we continue to meet the HPIP certification requirements.

        On January 2, 2013, the American Taxpayer Relief Act was passed into law and it extended the federal research credit to tax years 2012 and 2013. The credit had expired on December 31, 2011. Since this was enacted in 2013, and because a tax law is accounted for in the period of enactment, the 2012 research credit related tax benefits of approximately $0.4 million will be recognized in 2013. The tax benefit of $0.2 million recognized in 2012 reflected in the rate reconciliation table is a result of additional benefit related to periods prior to December 31, 2012.

        The net deferred tax liability is presented on the Consolidated Balance Sheets as follows:

	December 31,
	2012	2011
	(in thousands)
Other current assets	$3,235	$5,948
Other long-term assets	166	74
Long-term deferred income tax liability	(41,409)	(42,557)

Net deferred tax liability	$(38,008)	$(36,535)

        United States income and foreign withholding taxes have not been recognized on the excess of earnings for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such earnings become subject to United States taxation upon the remittance of dividends or a sale or liquidation of the foreign subsidiary. The amount of such excess totaled approximately $6.9 million at December 31, 2012. It is not practicable to estimate the amount of any deferred tax liability related to this amount.

        As of December 31, 2012, 2011 and 2010, the gross amount of unrecognized tax benefits, including penalty and interest, was approximately $5.4 million, $4.9 million, and $2.9 million, respectively. If recognized, approximately $4.4 million, $4.1 million, and $2.3 million, would have affected our effective tax rate in 2012, 2011 and 2010, respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 10: INCOME TAXES (Continued)

        The following table summarizes the activity related to our gross unrecognized tax benefits excluding interest and penalties (in thousands):

	2012	2011	2010
Unrecognized Tax Benefits as of January 1	$4,164	$2,255	$6,574
Gross increases for prior year tax positions	1,266	1,844	952
Gross decreases for prior year tax positions	—	(3)	(836)
Gross increase for current year tax positions	323	363	368
Settlements	(755)	(23)	(4,005)
Lapse of statute of limitations	(359)	(272)	(798)

Unrecognized Tax Benefits at December 31	$4,639	$4,164	$2,255

        We file income tax returns in the United States federal jurisdiction, the United Kingdom, Hong Kong, and various state jurisdictions. We have also made an evaluation of the potential impact of assessments by state jurisdictions in which we have not filed tax returns.

        As of December 31, 2012, the 2010 and 2011 federal, state and foreign tax returns are subject to examination. In addition, the 2008 and 2009 statute of limitations remains open in certain state and foreign jurisdictions. During 2012, lapses in the statute of limitations for certain federal and state returns resulted in recognizing $0.4 million of net unrecognized tax benefits of which $0.3 million affected our effective tax rate. It is reasonably possible that approximately $0.1 million of unrecognized tax benefits will be recognized in the next twelve months due to the closing of the 2008 year for state jurisdictions of which $0.1 million will affect our effective tax rate.

        In 2012, we increased our unrecognized tax benefits for prior year tax positions by $1.3 million. This increase is due to filing amended state returns to claim refunds and to claim credits that will be carried forward to future years. Also, during 2012, the Internal Revenue Service concluded their examination of our 2009 federal return and determined that no additional taxes were owed. As a result, we have considered 2009 to be effectively settled and have recognized $0.2 million of unrecognized tax benefits which affected our effective tax rate.

        In 2011, we increased our unrecognized tax benefits relating to the Encore acquisition by $1.8 million and the increase is included in "Gross increases for prior year tax positions" in the table of gross unrecognized tax benefits. Encore generated federal and certain state net operating losses originating in 2006 on its separately filed income tax returns that had not been fully utilized as of December 31, 2011. The federal losses were fully utilized as of December 31, 2012. Although the statute of limitations generally lapses after three years from filing the return, these net operating losses could still be adjusted if examined by federal or state income tax auditors.

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

        In November 2010, we entered into a separate settlement with New York State for investment tax credits and employer incentive credits relating to our New York operations for 2005 - 2008. As of December 31, 2011, we determined that the agreement was not considered to be effectively settled. In

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 10: INCOME TAXES (Continued)

January 2012, we received all of the settlement proceeds and as a result, we recognized $0.5 million of unrecognized tax benefits relating to this agreement, of which $0.3 million affected our effective tax rate.

        We have classified interest and penalties as a component of income tax expense. Estimated interest and penalties classified as a component of income tax expense during 2012, 2011 and 2010 totaled $0.1 million, $0.1 million, and $0.4 million, respectively. Accrued interest and penalties, included as a component of "Other long-term liabilities" on the accompanying Consolidated Balance Sheets, totaled $0.6 million and $0.2 million, respectively, as of December 31, 2012. As of December 31, 2011, the accrued interest and penalties were $0.5 million and $0.2 million, respectively.

NOTE 11: NET INCOME PER SHARE

        Basic net income per share is computed on the basis of weighted average outstanding common shares. Diluted net income per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and convertible debt, if dilutive. The numerator of the diluted net income per share calculation is increased by the amount of interest expense, net of tax, related to outstanding convertible debt, and reduced by the allocation of net income and dividends declared to nonvested shares, if the net impact is dilutive.

        We have determined that our nonvested share awards (also referred to as restricted stock awards) issued by the Company are participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net income per share is calculated under the two-class method calculation. In determining the number of diluted shares outstanding, we are required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation.

        The computation of basic and diluted net income per share for the year ended December 31, 2012 was as follows:

	Year ended December 31, 2012
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)
Net income	$22,427
Less: amounts allocated to nonvested shares	(268)

Basic net income available to common stockholders	22,159	35,497	$0.62

Effect of dilutive securities:
Stock options	—	876
Add-back: amounts allocated to nonvested shares	268	—
Less: amounts re-allocated to nonvested shares	(268)	—

Diluted net income available to common stockholders	$22,159	36,373	$0.61

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 11: NET INCOME PER SHARE (Continued)

        The computation of basic and diluted net income per share for the years ended December 31, 2011 and 2010 was as follows:

	Year ended December 31, 2011			Year ended December 31, 2010
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)
Net income	$12,080			$13,929
Less: amounts allocated to nonvested shares(1)	(139)			(87)

Basic net income available to common stockholders	11,941	35,186	$0.34	13,842	36,498	$0.38

Effect of dilutive securities:
Stock options	—	1,320		—	1,092
Convertible debt	—	—		537	1,922
Add-back: amounts allocated to nonvested shares(1)	139	—		87	—
Less: amounts re-allocated to nonvested shares	(139)	—		(86)	—

Diluted net income available to common stockholders	$11,941	36,506	$0.33	$14,380	39,512	$0.36

        For the years ended December 31, 2012, 2011 and 2010 weighted-average outstanding stock options totaling approximately 3.1 million, 2.3 million, and 3.1 million, shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted net income per share.

NOTE 12: SHARE-BASED COMPENSATION

        Share-based compensation is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period. The following table presents total

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 12: SHARE-BASED COMPENSATION (Continued)

share-based compensation expense, which is a non-cash charge, included in the Consolidated Statements of Income:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Direct cost of services	$201	$309	$222
General and administrative	6,518	7,060	6,505

Pre-tax share-based compensation expense	6,719	7,369	6,727
Income tax benefit	(2,908)	(3,190)	(2,112)

Total share-based compensation expense, net of tax	$3,811	$4,179	$4,615

        Share-based compensation expense was adjusted for stock options and awards that we estimate will be forfeited prior to vesting. We use historical information to estimate employee termination and the resulting forfeiture rate. As of December 31, 2012, there was $3.6 million of total unrecognized compensation cost related to outstanding, unvested stock options and restricted stock, which will be recognized over a weighted-average period of approximately 3 years.

        The 2004 Equity Incentive Plan, as amended (the "2004 Plan") limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and nonvested share (commonly referred to as restricted stock) awards stock to 7,500,000 shares. Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable or is forfeited will be available for further grants. At December 31, 2012, there were approximately 423,000 shares of common stock available for future equity-related grants under the 2004 Plan.

        As part of certain acquisitions and as an inducement in hiring of certain new key executives, stock options are issued outside of the 2004 Plan from time to time. These options are granted at an option exercise price equal to fair market value of the common stock on the date of grant, are non-qualified options, are exercisable for up to 10 years from the date of grant, and generally vest 25% on the second anniversary of the grant date and continue to vest 25% per year on each anniversary of the grant date until fully vested.

        Although various forms of equity instruments may be issued under the 2004 Plan, through December 31, 2012, we have only issued incentive stock options, nonqualified stock options, and nonvested share awards.

Stock Options

        Stock options are awards which allow the employee or director to purchase shares of our common stock at prices equal to the fair value at the date of grant. Stock options are issued with an exercise price equal to the grant date closing market price of our common stock. Stock options become exercisable under various vesting schedules, ranging from immediate vesting to a seven year vesting period, and expire ten years from the date of grant.

        The estimated fair value of stock options is determined using the Black-Scholes valuation model. Key inputs and assumptions to estimate the fair value of stock options include the grant price of the

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 12: SHARE-BASED COMPENSATION (Continued)

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

	Year Ended December 31,
	2012	2011	2010
Expected life of stock option in years	6.8	6.6	6.5
Expected volatility	39%	30%	37%
Risk-free interest rate	1.1%	2.5%	2.7%
Dividend yield	2.3%	1.1%	0.6%
Weighted average grant-date fair value	$3.51	$4.49	$4.68

        We estimate the expected term of our stock options based on the historical exercise pattern of groups of employees that have similar historical exercise behavior. The expected volatility is estimated based upon implied volatilities from traded stock options on our stock and on our stock's historical volatility, based on daily stock prices. The expected risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant. We calculate the expected dividend yield based on an average of historical stock prices and on our estimate of dividends expected to be paid.

        A summary of option activity during the year ended December 31, 2012 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	6,895	$12.19
Granted	240	11.24
Exercised	(969)	10.67
Forfeited and expired	(371)	14.86

Outstanding, end of period	5,795	$12.23	3.89	$8,506

Options vested and expected to vest, end of period	5,722	$12.23	3.83	$8,434

Options exercisable, end of period	5,119	$12.09	3.38	$8,074

        The aggregate intrinsic value was calculated using the difference between the December 31, 2012 market price and the grant price for only those awards that have a grant price that is less than the December 31, 2012 market price.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 12: SHARE-BASED COMPENSATION (Continued)

        The following table summarizes information about stock options outstanding as of December 31, 2012 (in thousands, except contractual life and price data):

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life (in years)
Range of Exercise Prices	Number Outstanding		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$8.13 to $10.39	2,064	2.66	$9.50	2,064	$9.50
$10.40 to $12.64	1,249	3.70	11.34	938	11.33
$12.65 to $15.15	1,420	4.94	13.77	1,203	13.67
$15.16 to $18.15	1,062	5.10	16.53	914	16.61

	5,795	3.89	12.23	5,119	12.09

Exercises of Stock Options

        The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $2.2 million, $2.4 million, and $2.2 million, respectively. During the years ended December 31, 2012, 2011 and 2010 we received cash for payment of the grant price of exercised stock options of approximately $0.9 million, $2.9 million, and $1.5 million, respectively, and we anticipate we will realize a tax benefit related to these exercised stock options of approximately $2.6 million, $1.9 million, and $3.8 million, respectively. The cash received for payment of the grant price is included as a component of cash flows from financing activities. The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flows from financing activities on the consolidated statement of cash flows, and the remainder of the tax benefit is included as a component of cash flows from operating activities.

        We settle stock option exercises and nonvested share awards with newly issued common shares or treasury stock.

Nonvested Share Awards

	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	430	$13.39
Granted	430	11.85
Vested	(430)	13.39
Forfeited/Canceled	—	—

Outstanding, end of period	430	$11.85

        The fair value of performance-based stock awards is based on the closing market price of our common stock on the date of award. Nonvested share awards entitle the holder to shares of common stock when the award vests.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 12: SHARE-BASED COMPENSATION (Continued)

        During the year ended December 31, 2012, we granted 430,000 nonvested share awards at a weighted-average grant date price of $11.85 per share. These awards vest 12 months after the date of grant upon achievement of a performance condition for the calendar year ended December 31, 2012. As of December 31, 2012, the performance condition had been met.

        During the year ended December 31, 2011, we granted 430,000 nonvested share awards at a weighted-average grant date price of $13.39 per share. These awards vested 12 months after the date of grant upon achievement of a performance condition for the calendar year ending December 31, 2011.

        In 2010 we granted 430,000 nonvested share awards at a weighted-average grant date price of $11.67 per share; 230,000 of these awards vested six months after the date of grant, and 200,000 of these awards vested 12 months after the date of grant upon achievement of a performance condition for the calendar year ending December 31, 2010.

NOTE 13: ACQUISITIONS

De Novo Legal LLC

        On December 28, 2011, we completed the acquisition of one hundred percent of De Novo for approximately $86.6 million and $5.0 million is being held by us as security for potential indemnification claims payable 18 months following the closing date of the acquisition. De Novo has document review centers in key strategic locations in the United States and is among the largest providers of managed review and staffing services. De Novo also offers clients eDiscovery processing and hosted review. This transaction augments our capacity for managed review services and broadens our eDiscovery customer base. The transaction was funded from our credit facility.

        During 2012, we adjusted the holdback liability to reflect reductions related to certain uncollectible accounts receivable and other items for which, as agreed to by the sellers, we will be indemnified by the sellers. At December 31, 2012, $3.5 million was recorded in "Current maturities of long-term obligations and at December 31, 2011 $4.9 million was recorded in "Long-term obligations" on the Condensed Consolidated Balance Sheets related to this holdback. This holdback has been discounted using an appropriate imputed interest rate. Also during the first quarter of 2012, we finalized the calculation of the working capital adjustment to the purchase price as reflected in the table below.

        The total purchase price transferred to effect the acquisition was as follows (in thousands):

(in thousands)
Cash paid at closing	$67,866
Fair value of deferred cash consideration	4,417
Fair value of contingent consideration	16,226
Working capital adjustment	(1,861)

Total purchase price	$86,648

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 13: ACQUISITIONS (Continued)

De Novo contingent consideration obligation

        In connection with the De Novo acquisition, contingent consideration may be payable to the sellers if performance hurdles based on operating revenue objectives are achieved which significantly exceed market expectations. The portion of the contingent consideration tied to certain sellers' continued employment is recognized as compensation expense over the two-year post-acquisition measurement period. The portion of the contingent consideration that is not tied to continued employment was considered to be part of the total consideration transferred for the purchase of De Novo and was measured as of the acquisition date and recognized at fair value as shown in the above table. The fair value of potential contingent consideration was determined using a present value calculation combined with the probability of the potential payouts based on projected revenue. Subsequent changes in fair value, measured quarterly, up to the end of the final measurement period will be recognized in earnings.

        During the second quarter of 2012, the employment ended for a De Novo employee entitled to a portion of the potential contingent consideration. According to the terms of the purchase agreement with De Novo, the portion of the contingent consideration subject to the continued employment for this employee was forfeited and will not be allocated to the remaining sellers. As adjusted for this forfeiture, the amount of the remaining potential future cash payments under the contingent consideration opportunity ranges from $0 and $29.1 million. Approximately one-quarter of the remaining contingent consideration opportunity is also contingent upon the continued employment of certain sellers.

        During 2012, based upon projected revenue over the remainder of the measurement period, we determined that it is not likely that any contingent consideration for De Novo will be achieved and based on this assessment, we recorded a total decrease in the fair value of the contingent consideration obligation of $17.2 million for the year ended December 31, 2012, which is included in "Fair value adjustment to contingent consideration" in the Consolidated Statement of Income. As of December 31, 2012, no amounts related to this obligation are recorded on the Condensed Consolidated Balance Sheet. As of December 31, 2011, $ 16.2 million was included in "Long-term Obligations" on the Condensed Consolidated Balance Sheet.

        Also, in conjunction with the quarterly fair value assessment of the compensation-related contingent consideration, approximately $3.4 million of accrued compensation expense was reversed during the year ended December 31, 2012 which is included in "General and administrative" expense on the Consolidated Statement of Income. As of December 31, 2012, no amounts related to this obligation are recorded on the Consolidated Balance Sheet. For the years ended December 31, 2012 and 2011, compensation expense related to this obligation was $0. As of December 31, 2011, no amounts related to the acquisition-related compensation had been accrued for the period December 28, 2011 through December 31, 2011 as the amount was immaterial.

        The change in fair value of the De Novo contingent consideration also includes increases of $1.1 million related to accretion expense, which is included in "Interest expense" in the Consolidated Statement of Income for the year ended December 31, 2012.

        The transaction was funded from our credit facility. Transaction related costs, which were expensed during the period in which they were incurred, are reflected in "Other operating expense" in the

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 13: ACQUISITIONS (Continued)

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

        Based on the results of an independent valuation, we initially allocated approximately $34.4 million of the purchase price to acquired intangible assets. During the first quarter of 2012, based on new information obtained after December 31, 2011, related to the results of an independent valuation of the fair value of property, plant and equipment acquired in connection with the De Novo acquisition, we adjusted the preliminary purchase price allocation to reflect a $1.5 million reduction in property, plant and equipment along with a corresponding increase of $1.3 million to goodwill and a $0.2 million increase to the customer relationship intangible asset.

        The following table summarizes the major classes of acquired intangible assets, as well as the respective weighted-average amortization periods:

	Amount (in thousands)	Weighted-Average Amortization Period (Years)
Identifiable Intangible Assets
Trade name	$850	5.0
Non-compete agreement	2,900	5.0
Customer relationships	30,879	8.0

Total identifiable intangible assets	$34,629

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

        The acquisition of De Novo on December 28, 2011, did not have a material impact on our results of operations for the year ended December 31, 2011.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 13: ACQUISITIONS (Continued)

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

        The transaction was funded from our credit facility. Transaction related costs, which were expensed during the period in which they were incurred, are reflected in "Other operating expense" in the Consolidated Statement of Income, and totaled $3.9 million for the year ended December 31, 2011, for this acquisition.

        Total purchase consideration was allocated to the tangible and identifiable intangible assets and to liabilities assumed based on their respective fair values on the acquisition date. The purchase price allocations are summarized in the following table:

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

DECEMBER 31, 2012, 2011 AND 2010

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

Jupiter eSources LLC

        On October 1, 2010, we completed the acquisition of Jupiter eSources for approximately $67.4 million, which includes the proprietary software product, AACER® (Automated Access to Court Electronic Records), that assists creditors including banks, mortgage processors, and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. The AACER® product electronically monitors developments in all United States bankruptcy courts and applies sophisticated algorithms to classify docket filings automatically in each case to facilitate the management of large bankruptcy claims operations. By implementing the AACER® solution, clients achieve greater accuracy in faster timeframes, with a significant cost savings compared to manual attorney review of each case in the portfolio.

        In connection with this acquisition, we withheld $8.4 million of the purchase price for 18 months for any claims for indemnification and purchase price adjustments that was subsequently paid in May 2012. At December 31, 2011, $8.3 million was recorded in "Current maturities of long-term obligations" on the Consolidated Balance Sheet related to this holdback.

        As a result of a contingent consideration opportunity based on future revenue growth related to the Jupiter eSources acquisition, we also have potential future contingent consideration. The potential

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 13: ACQUISITIONS (Continued)

undiscounted amount of all future payments that we could be required to make under the contingent consideration opportunity is between $0 and $20 million over a four year period. The fair value of the contingent consideration was determined by a present value calculation of the potential payouts based on projected revenue. During 2011, based on our probability assessments of projected revenue over the remainder of the measurement period, we determined that it is not likely that the contingent consideration opportunity for Jupiter eSources will be achieved and based on this assessment, during the year ended December 31, 2011, we recognized a total decrease in the fair value of $7.2 million which was reflected in "other operating expense" on the Consolidated Statement of Income. Subsequent changes in fair value, measured quarterly, up to the end of the final measurement period will be recognized in earnings.

        The transaction was funded from our credit facility. Transaction related costs, which were expensed during the period in which they were incurred, are reflected in "Other operating expense" in the Consolidated Statement of Income, and totaled $2.6 million for the year ended December 31, 2010, for this acquisition.

        See Note 1 and Note 4 for further discussion of intangible assets, including the AACER® trade name.

        The consolidated financial statements include the operating results of Jupiter eSources from the date of acquisition. For the year ended December 31, 2010, our consolidated results of operations, since our acquisition of Jupiter eSources on October 1, 2010, included $3.8 million of operating revenue and an operating loss of $0.9 million, related to the Jupiter eSources legal entity. These amounts are not necessarily reflective of the actual impact of the Jupiter eSources acquisition due to post-acquisition integration with our legal entities

Pro forma financial information

        The following unaudited condensed pro forma financial information presents consolidated results of operations as if the De Novo, Encore and Jupiter eSources acquisitions had taken place on January 1, 2010 (in thousands). These amounts were prepared in accordance with the acquisition method of accounting under existing standards and are not necessarily indicative of the results of operations that would have occurred if our acquisitions of De Novo, Encore and Jupiter eSources had been completed on January 1, 2010, nor are they indicative of our future operating results. These unaudited pro forma amounts include an adjustment to reclassify acquisition expenses related to Encore and De Novo to 2010 whereas they were actually incurred throughout 2011.

	Year Ended December 31,
	2011	2010
Total revenue	$356,954	$340,425
Operating revenue	334,893	310,854
Net income	22,759	16,346

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

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

        The segment performance measure is based on earnings before interest, taxes, depreciation and amortization, intangible asset impairment expense, fair value adjustments to contingent consideration, share-based compensation expense, and other operating expense. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reporting segment results do not include such unallocated costs.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 14: SEGMENT REPORTING (Continued)

        Following is a summary of segment information for the year ended December 31, 2012. The intersegment revenues during 2012 related primarily to call center and legal notification services performed by the settlement administration segment for the bankruptcy segment.

	Year Ended December 31, 2012
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Operating revenues	$196,959	$88,265	$59,526	$—	$344,750
Intersegment revenue	203	27	3,566	(3,796)	—

Operating revenues including intersegment revenue	197,162	88,292	63,092	(3,796)	344,750
Reimbursable expenses	1,546	7,088	19,701	—	28,335

Total revenues	198,708	95,380	82,793	(3,796)	373,085
Direct costs, general and administrative costs	125,182	53,915	72,037	(3,796)	247,338

Segment performance measure	$73,526	$41,465	$10,756	$—	$125,747

        Following is a summary of segment information for the year ended December 31, 2011. The intersegment revenues during 2011 related primarily to call center and legal notification services performed by the settlement administration segment for the bankruptcy segment.

	Year Ended December 31, 2011
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Operating revenues	$132,918	$91,971	$36,376	$—	$261,265
Intersegment revenue	75	—	2,386	(2,461)	—

Operating revenues including intersegment revenue	132,993	91,971	38,762	(2,461)	261,265
Reimbursable expenses	601	5,882	15,578	—	22,061

Total revenues	133,594	97,853	54,340	(2,461)	283,326
Direct costs, general and administrative costs	77,606	50,421	48,395	(2,461)	173,961

Segment performance measure	$55,988	$47,432	$5,945	$—	$109,365

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 14: SEGMENT REPORTING (Continued)

        Following is a summary of segment information for the year ended December 31, 2010. The intersegment revenues during 2010 related primarily to call center and legal notification services performed by the settlement administration segment for the bankruptcy segment.

	Year Ended December 31, 2010
	eDiscovery	Bankruptcy	Settlement Administration	Eliminations	Total
	(in thousands)
Operating revenues	$81,130	$97,219	$39,246	$—	$217,595
Intersegment revenue	49	1	3,092	(3,142)	—

Operating revenues including intersegment revenue	81,179	97,220	42,338	(3,142)	217,595
Reimbursable expenses	363	8,450	20,758	—	29,571

Total revenues	81,542	105,670	63,096	(3,142)	247,166
Direct costs, general and administrative costs	45,973	53,147	55,105	(3,142)	151,083

Segment performance measure	$35,569	$52,523	$7,991	$—	$96,083

        Following is a reconciliation of our segment performance measure to consolidated income before income taxes:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Segment performance measure	$125,747	$109,365	$96,083
Corporate and unallocated expenses	(36,021)	(29,176)	(28,525)
Share-based compensation expense	(6,719)	(7,369)	(6,727)
Depreciation and software and leasehold amortization	(27,399)	(23,081)	(20,391)
Amortization of identifiable intangible assets	(26,588)	(21,323)	(9,190)
Fair value adjustment to contingent consideration	17,188	7,166	—
Acquisition related income (expense)	200	(7,681)	(2,125)
Intangible asset impairment expense	(1,777)	(1,278)	—
Other operating income	20	—	(656)

Consolidated income from operations	44,651	26,623	28,469
Interest expense, net	(9,245)	(5,716)	(1,899)

Income before income taxes	$35,406	$20,907	$26,570

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 14: SEGMENT REPORTING (Continued)

        Following are total assets by segment:

	December 31, 2012	December 31, 2011
	(in thousands)
Assets
eDiscovery	$335,051	$343,868
Bankruptcy	241,048	246,203
Settlement Administration	55,763	52,911
Corporate and unallocated	22,854	35,682

Total consolidated assets	$654,716	$678,664

        Following are capital expenditures (including software development costs and non-cash expenditures) by segment:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Capital Expenditures
eDiscovery	$14,153	$18,731	$7,418
Bankruptcy	2,642	3,707	8,047
Settlement Administration	1,368	680	1,023
Corporate and unallocated	4,391	7,117	6,600

Total consolidated capital expenditures	$22,554	$30,235	$23,088

        Following is revenue, determined by the location providing the services, by geographical area:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenue
United States	$346,454	$261,864	$229,072
Other countries	26,631	21,462	18,094

Total	$373,085	$283,326	$247,166

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 14: SEGMENT REPORTING (Continued)

        Following are long-lived assets, excluding intangible assets, by geographical area:

	December 31, 2012	December 31, 2011
	(in thousands)
Long-lived assets
United States	$61,550	$65,740
Other countries	1,907	2,228

Total	$63,457	$67,968

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental cash flow information is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash paid for:
Interest	$7,630	$5,068	$2,594
Income taxes paid, net	8,843	4,712	19,898
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	3,076	917	2,309
Obligation incurred in purchase transaction	—	29,447	15,256
Notes payable and capitalized lease obligations incurred	176	11,200	3,827
Conversion of convertible notes to common stock	—	—	27,168
Dividends payable	3,231	1,786	—

NOTE 16: LEGAL PROCEEDINGS

Employee Arbitration

        On January 18, 2012, hearings concluded in a consolidated arbitration proceeding commenced in 2009 before the American Arbitration Association in New York, New York, which was filed by four former employees of Epiq and its indirect, wholly owned subsidiary, Epiq eDiscovery Solutions, Inc. ("EDS") alleging claims of wrongful employment termination. In April 2012, the parties completed post-trial briefing to the arbitration panel. In May 2012, the matter concluded and approximately $0.1 million was paid by the Company in June 2012 and is included in "Other operating (income) expense" on the Consolidated Statements of Income for the year ended December 31, 2012.

Purported Software License Complaint

        On or about June 24, 2011, EDS filed a lawsuit against Sybase, Inc. ("Sybase") and Does 1 to 50, et al. in the Superior Court of the State of California, Alameda County (the "Superior Court"), alleging

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012, 2011 AND 2010

NOTE 16: LEGAL PROCEEDINGS (Continued)

breach of contract and requesting a declaratory judgment against Sybase. EDS's complaint against Sybase related to a dispute that arose under a software license agreement between EDS and Sybase (the "Agreement") and encompassed a request by EDS for the Superior Court to issue an order: (a) declaring that EDS owed Sybase nothing under the Agreement, and (b) requiring Sybase to provide EDS with certain license keys to software licenses that EDS purchased from Sybase under the Agreement. On or about July 29, 2011, Sybase filed an answer to the complaint and a cross-complaint, which Sybase subsequently amended, against EDS and Does 51-60 relating to that same dispute and Agreement, alleging that, among other things, EDS owed Sybase additional amounts under the Agreement totaling at least $7.0 million, plus interest and costs of the lawsuit.

        In June 2012, EDS and Sybase reached an agreement related to this matter pursuant to which the lawsuit was dismissed with prejudice on July 11, 2012. EDS acquired certain perpetual software licenses valued at $2.6 million which was paid in two installments. The first installment of $1.5 million was paid in June 2012 and the remainder was paid in September 2012. EDS has capitalized the cost of the software licenses and is currently using the licensed software in its operations and plans to continue doing so for the foreseeable future. The cost of the licenses is recorded in the accompanying Consolidated Balance Sheets included in Property, Plant & Equipment and will be amortized over their remaining useful lives of three years.

NOTE 17: SUBSEQUENT EVENT

        On February 28, 2013, our board of directors declared a cash dividend of $0.09 per outstanding share of common stock, which is payable on June 3, 2013, to shareholders of record as of the close of business on May 1, 2013.

EPIQ SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Allowance for doubtful receivables
For the year ended December 31, 2012	$4,514	$2,223	$—	$(1,912)	$4,825
For the year ended December 31, 2011	$3,778	$2,303	$—	$(1,567)	$4,514
For the year ended December 31, 2010	$2,928	$2,146	$—	$(1,296)	$3,778

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Deferred tax valuation allowance
For the year ended December 31, 2012	$172	$—	$—	$(71)	$101
For the year ended December 31, 2011	$176	$—	$32	$(36)	$172
For the year ended December 31, 2010	$113	$63	$—	$—	$176

EXHIBIT INDEX

        The following exhibits are filed with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description
2.1	Stock Purchase Agreement dated April 4, 2011, by and among the Company, Epiq Systems Holding Company, ELS Holdings LLC and Encore Intermediate Holdco, Inc. Incorporated by reference and previously filed as Exhibit 2.1 to the registrant's (File No. 000-22081) (the "Registrant") current report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2011.
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

Exhibit Number	Description
10.4	Employment arrangement between Epiq Systems, Inc. and Lorenzo Mendizabal dated as of May 20, 2005, as amended October 19, 2005. Incorporated by reference and previously filed as Exhibit10.10 to the Registrant's annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 9, 2007.
10.5
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
10.7
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
10.9
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
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

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