Form 10-Q
period 2013-03-31
EPIQ SYSTEMS INC
filed 2013-05-01
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 11, 2013
Common Stock, $0.01 par value per share	36,260,693 shares

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
REVENUE:
Operating revenue	$102,908	$82,827
Reimbursable expenses	20,682	5,645
Total Revenue	123,590	88,472

OPERATING EXPENSE:
Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	52,496	32,076
Reimbursed direct costs	19,542	5,568
Selling, general and administrative expense	32,424	32,032
Depreciation and software and leasehold amortization	6,999	6,728
Amortization of identifiable intangible assets	4,966	6,769
Other operating expense (income)	47	(171)
Total Operating Expense	116,474	83,002

INCOME FROM OPERATIONS	7,116	5,470

INTEREST EXPENSE (INCOME):
Interest expense	1,839	2,726
Interest income	(4)	(6)
Net Interest Expense	1,835	2,720

INCOME BEFORE INCOME TAXES	5,281	2,750

PROVISION FOR INCOME TAXES	1,344	711

NET INCOME	$3,937	$2,039

NET INCOME PER SHARE INFORMATION:
Basic	$0.11	$0.06
Diluted	$0.11	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,600	35,478
Diluted	36,547	36,447

Cash dividends declared per common share	$0.09	$0.05

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$3,937	$2,039
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(993)	437
Comprehensive income	$2,944	$2,476

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	March 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,767	$3,808
Trade accounts receivable, less allowance for doubtful accounts of $5,473 and $4,825, respectively	117,282	103,415
Prepaid expenses	10,970	9,967
Other current assets	3,042	3,414
Total Current Assets	134,061	120,604

LONG-TERM ASSETS:
Property and equipment, net	47,492	44,552
Internally developed software costs, net	18,241	18,905
Goodwill	403,942	404,211
Other intangibles, net of accumulated amortization of $95,064 and $90,099, respectively	54,986	59,951
Other	6,007	6,493
Total Long-term Assets, net	530,668	534,112
Total Assets	$664,729	$654,716

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$9,142	$9,151
Accounts payable	24,233	17,351
Accrued compensation	7,325	5,086
Customer deposits	2,882	16,094
Deferred revenue	2,998	3,131
Dividends payable	3,251	3,231
Other accrued liabilities	8,000	6,905
Total Current Liabilities	57,831	60,949

LONG-TERM LIABILITIES:
Deferred income taxes	40,020	41,409
Other long-term liabilities	5,628	5,700
Long-term obligations, excluding current maturities	218,194	203,288
Total Long-term Liabilities	263,842	250,397

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding		—
Common stock - $0.01 par value; 100,000,000 shares authorized; Issued and outstanding at March 31, 2013 — 40,298,852 and 36,173,575 shares Issued and outstanding at December 31, 2012 — 39,923,852 and 35,922,509 shares	403	399
Additional paid-in capital	292,579	291,065
Accumulated other comprehensive loss	(2,425)	(1,432)
Retained earnings	105,131	104,445
Treasury stock, at cost — 4,125,277 and 4,001,343 shares	(52,632)	(51,107)
Total Equity	343,056	343,370
Total Liabilities and Equity	$664,729	$654,716

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,937	$2,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software and leasehold amortization	6,999	6,728
Amortization of intangible assets	4,966	6,769
Share-based compensation expense	1,539	1,854
Provision for doubtful accounts	682	497
Accretion of discount	28	721
Deferred income tax expense	352	858
Other, net	183	145
Changes in operating assets and liabilities:
Trade accounts receivable	(15,058)	(5,147)
Prepaid expenses and other assets	(778)	1,205
Accounts payable and other liabilities	5,404	(2,779)
Customer deposits	(13,212)	1,796
Excess tax benefit related to share-based compensation	(141)	—
Other	(246)	410
Net cash (used in) provided by operating activities	(5,345)	15,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,694)	(2,639)
Internally developed software costs	(1,530)	(1,644)
Other investing activities, net	10	51
Net cash used in investing activities	(5,214)	(4,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	34,000	16,000
Payments to reduce revolver borrowings	(19,000)	(18,000)
Payments under long-term obligations	(424)	(1,517)
Excess tax benefit related to share-based compensation	141
Common stock repurchases (Note 9)	(2,181)	(1,868)
Cash dividends paid (Note 9)	(3,233)	(1,787)
Proceeds from issuance of common stock under share-based compensation plans	498	40
Net cash provided by (used in) financing activities	9,801	(7,132)

Effect of exchange rate changes on cash	(283)	104

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,041)	3,836
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,808	2,838
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,767	$6,674

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

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary to present fairly our results of operations, financial position, and cash flows for the periods presented. The adjustments consist primarily of normal recurring adjustments. Prior year amounts have been reclassified to conform to the current year presentation.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Epiq Systems, Inc. (“Epiq,” “we,” “us,” or “our”) Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2013.

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

Nature of Operations

We are a provider of integrated technology solutions for the legal profession.  Our solutions streamline the administration of bankruptcy, litigation, investigations, financial transactions and regulatory compliance matters.  We offer innovative managed technology solutions for eDiscovery, document review, legal notification, claims administration and controlled disbursement of funds.  Our clients include leading law firms, corporate legal departments, bankruptcy trustees, government agencies, mortgage processors, and financial institutions.

Revenue Recognition

We have agreements with clients pursuant to which we deliver various services each month.

Following is a description of significant sources of revenue:

•                  Fees contingent upon the month-to-month delivery of services defined by client contracts, such as claims processing, claims reconciliation, professional services, call center support, disbursement services, project management, collection and forensic services, consulting services, document review services and conversion of data into an organized, searchable electronic database.  The amount we earn varies based primarily on the size and complexity of the engagement, the number of hours services are provided and the number of documents or amount of data reviewed.

•                  Hosting fees based on the amount of data stored.

•                  Deposit-based and service fees.  Deposit-based fees are earned based on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support services. The fees we earn are based on assets placed on deposit by our trustee clients and may vary based on fluctuations in short-term interest rates and changes in service fees.

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

•                  Reimbursed expenses, primarily related to postage on mailing services.

Non-Software Arrangements

Certain of our services are billed based on unit prices and volumes for which we have identified each deliverable service element.  Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services/deliverables.  For certain of these services we have obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or on third-party evidence of fair value of such similar services.  For elements where evidence cannot be established the best estimate of sales price has been used.  Lastly, our arrangements do not include general rights of return.  Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value or best estimated selling price of each unit of accounting, which is generally consistent with the stated prices in our arrangements. In instances when revenue has been required to be deferred, we utilize the relative selling price method to calculate the revenue recognized.  As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period.  Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

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

This revenue, which was less than ten percent of our total revenue for the three months ended March 31, 2013 and 2012, is included in the Condensed Consolidated Statements of Income as a component of “Operating revenue”.

Reimbursements

We have revenue related to reimbursed expenses, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Condensed Consolidated Statements of Income as “Reimbursable expenses” and as “Reimbursed direct costs”, in the revenue and operating expenses sections, respectively.

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level and have identified our operating segments (Technology and Bankruptcy and Settlement Administration) as our reporting units for purposes of testing for goodwill impairment.  In the first quarter of 2013, we reorganized our internal financial reporting structure.  Under the new structure, we began reporting our financial performance based on the following two reportable segments:  the Technology segment and the Bankruptcy and Settlement Administration segment.  The composition of the segment previously called eDiscovery remains unchanged and is now referred to as the Technology segment (“Technology”).  The former Bankruptcy segment and Settlement Administration segment were combined and are now reported as the Bankruptcy and Settlement Administration segment (“Bankruptcy and Settlement Administration”).  At the time of the prior year’s goodwill impairment testing, we had identified our three operating segments as our reporting units (eDiscovery, Bankruptcy, and Settlement Administration).  Based on the change in our operating segments, we have evaluated our goodwill balance and have determined that there is no impairment of goodwill as a result of this change.

Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since our last annual test to indicate that it is more likely than not that the recorded goodwill balance had become impaired.  Our consolidated goodwill totaled $403.9 million as of March 31, 2013.  As of July 31, 2012, which is the date of our most recent impairment test, the fair value of each of our reporting units was in excess of the carrying value of the reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We considered both a market approach and an income approach in order to develop an estimate of the fair value of each reporting unit for purposes of our annual impairment test.  When available, and as appropriate, we used market multiples derived from a set of competitors or companies with comparable market characteristics to establish fair values for a particular reporting unit (market approach).  We also estimated fair value using discounted projected cash flow analysis (income approach).  Potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. In addition, financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital, which is used to determine our discount rate, and through our stock price, which is used to determine our market capitalization. We may be required to recognize impairment of goodwill based on future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units.

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

Due to the current economic environment and the uncertainties regarding potential future economic impacts on our reporting units, there can be no assurances that the estimates and assumptions made for purposes of our \annual goodwill impairment test, will prove to be accurate predictions of the future. If assumptions regarding forecasted revenues or margins of certain of our reporting units are not achieved, we may be required to record goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment loss would occur, and if it does occur, whether such charge would be material.

NOTE 2:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the three months ended March 31, 2013 was as follows:

	Technology Segment	Bankruptcy and Settlement Administration Segment	Total

Balance as of December 31, 2012	$189,248	$214,963	$404,211
Foreign currency translation	(269)	—	(269)
Balance as of March 31, 2013	$188,979	$214,963	$403,942

Identifiable intangible assets as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets:
Customer relationships	$124,512	$77,920	$124,512	$73,713
Trade names	6,591	1,854	6,591	1,650
Non-compete agreements	18,947	15,290	18,947	14,736
Total	$150,050	$95,064	$150,050	$90,099

Customer relationships, non-compete agreements and trade names carry a weighted average life of seven years, five years and eight years, respectively.

Amortization expense related to identifiable intangible assets was $5.0 million and $6.8 million for the three months ended March 31, 2013 and 2012, respectively.  The following table outlines the estimated future amortization expense related to intangible assets at March 31, 2013:

(in thousands)

Year Ending December 31,
2013(from April 1, 2013 to December 31, 2013)	$13,868
2014	12,569
2015	9,893
2016	6,232
2017	5,390
2018 and thereafter	7,034
Total	$54,986

NOTE 3:   LONG-TERM OBLIGATIONS

The following is a summary of long-term obligations outstanding (in thousands):

	Final Maturity Date	Weighted- Average Interest Rate	March 31, 2013	December 31, 2012
			(in thousands)
Senior revolving loan	December 2015	3.1%	$214,000	$199,000
Capital leases	April 2017	6.2%	2,722	2,860
Note payable	September 2014	2.2%	7,080	7,080
Acquisition-related liabilities	December 2013	3.5%	3,534	3,499
Total long-term obligations, including current portion			227,336	212,439
Current maturities of long-term obligations
Capital leases			(1,596)	(1,640)
Notes payable			(4,012)	(4,012)
Acquisition-related liabilities			(3,534)	(3,499)
Total current maturities of long-term obligations			(9,142)	(9,151)
Total Long-term obligations			$218,194	$203,288

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

Borrowings under the senior credit facility bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 75 to 175 basis points; and (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 175 to 275 basis points. At March 31, 2013, borrowings of $214.0 million under this facility had a weighted average interest rate of 3.1%. The average amount of borrowings under this facility during the first quarter of 2013 was $199.7 million, at a weighted average interest rate of 3.1%.  The maximum amount outstanding during the first quarter of 2013 was $214.0 million.

The financial covenants contained in the credit facility include a total debt leverage ratio and a fixed charge coverage ratio (all as defined in our credit facility agreement).  The leverage ratio is not permitted to exceed 3.00 to 1.00 and the fixed charge coverage ratio is not permitted to be less than 1.25 to 1.00.  As of March 31, 2013, we were in compliance with all financial covenants and the amount available for additional borrowings under the credit facility under the most restrictive financial covenant was approximately $43.9 million.

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

Capital Leases

We lease certain equipment under capital leases that generally require monthly payments with final maturity dates during various periods through 2017.  As of March 31, 2013, our capital leases had a weighted-average interest rate of approximately 6.2%.

Note Payable

During 2011 we entered into a note payable related to a software license agreement that bears interest of approximately 2.2% and is payable quarterly through September 2014.

Acquisition-related Liabilities

Amounts recorded in connection with acquisition-related liabilities as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
De Novo deferred acquisition price
Current portion	$3,534	$3,499
Total De Novo deferred acquisition price	$3,534	$3,499

De Novo Legal LLC

In connection with the acquisition of De Novo Legal LLC (“De Novo”) on December 28, 2011, a portion of the purchase price is being held by us and deferred until June 2013 for potential indemnification claims.  This amount has been discounted using an appropriate imputed interest rate.

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

The computation of basic and diluted net income per share for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)

Net income	$3,937			$2,039
Less: amounts allocated to nonvested shares	(39)			(6)

Basic net income available to common stockholders	3,898	35,600	$0.11	2,033	35,478	$0.06

Effect of dilutive securities:
Stock options		947		—	969
Add back: amounts allocated to nonvested shares	39			6	—
Less: amounts re-allocated to nonvested shares	(39)			(6)	—
Diluted net income available to common stockholders	$3,898	36,547	$0.11	$2,033	36,447	$0.06

For the three months ended March 31, 2013 and 2012, weighted-average outstanding stock options totaling approximately 2.6 million and 3.2 million, respectively, were anti-dilutive and therefore not included in the computation of diluted net income per share.

NOTE 5:   SHARE-BASED COMPENSATION

The fair value of the share-based awards is measured at grant date and the resulting compensation expense is recognized on a straight-line basis over the requisite service period.  The following table presents share-based compensation expense, which is a non-cash charge, included in the below noted captions within the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2013	2012

Direct cost of services	$19	$89
Selling, general and administrative	1,520	1,765
Share-based compensation expense	1,539	1,854
Income tax benefit	(654)	(809)
Total share-based compensation expense, net of tax	$885	$1,045

The 2004 Equity Incentive Plan, as amended (the “2004 Plan”), limits the grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock awards under the 2004 Plan to an aggregate of 7,500,000 shares.  Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited will be available for future grants. At March 31, 2013, there were approximately 231,000 shares of common stock available for future equity-related grants under the 2004 Plan.

During the three months ended March 31, 2013, we granted 375,000 nonvested share awards at a weighted-average grant date price of $12.44 per share of which 330,000 shares vest upon certification by the compensation committee of the company’s board of directors of achievement of certain financial performance criteria for the calendar year ending December 31, 2013 and 20,000 shares vested upon issuance.  The remainder of the nonvested share awards vests one year after the grant date. As of March 31, 2013 we have assessed the likelihood that the performance condition will be met and have recorded the related expense based on the estimated outcome.

We settle stock option exercises and nonvested share awards with newly issued common shares or treasury stock.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used and the weighted-average fair value per option granted for the three months ended March 31, 2012.  There were no options granted during the three months ended March 31, 2013.

Three Months Ended March 31, 2012
Expected life of stock option (years)	6.6
Expected volatility	38%
Risk-free interest rate	1.2%
Dividend yield	1.5%
Weighted average grant-date fair value	$3.97

As of March 31, 2013 there was $6.7 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based awards, which will be recognized over a weighted-average period of two years.

NOTE 6:   SEGMENT REPORTING

In the first quarter of 2013, we reorganized our internal financial reporting structure.  Under the new structure, we began reporting our financial performance based on the following two reportable segments:  the Technology segment and the Bankruptcy and Settlement Administration segment.  The composition of the segment previously called eDiscovery remains unchanged and is now referred to as the Technology segment.  The former Bankruptcy segment and Settlement Administration segment were combined and will now be reported as the Bankruptcy and Settlement Administration segment.  Although our consolidated results of operation, financial position and cash flows were not impacted we have updated the segment disclosures for prior periods to reflect our new internal reporting structure.

Our Technology segment provides eDiscovery managed services and technology solutions comprised of consulting, collections and forensics, processing, search and review, and document review to companies and law firms.  Produced documents are made available primarily through a hosted environment utilizing our proprietary software DocuMatrix™, and third-party software which allows for efficient attorney review and data requests Our Bankruptcy and Settlement Administration segment provides managed services and technology solutions that address the needs of our customers with respect to litigation, claims and project administration, compliance matters, controlled disbursements corporate restructuring bankruptcy and class action proceedings.

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

Following is a summary of segment information for the three months ended March 31, 2013.

	Three Months Ended March 31, 2013
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$54,787	$48,121	$—	$102,908
Intersegment revenues	5	—	(5)	—

Operating revenues including intersegment revenue	54,792	48,121	(5)	102,908
Reimbursable expenses	287	20,395	—	20,682
Total revenues	55,079	68,516	(5)	123,590

Direct costs, selling, general and administrative costs	38,687	53,917	(5)	92,599
Segment performance measure	$16,392	$14,599	$—	$30,991

Following is a summary of segment information for the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$48,848	$33,979	$—	$82,827
Intersegment revenues	48	—	(48)	—

Operating revenues including intersegment revenue	48,896	33,979	(48)	82,827
Reimbursable expenses	456	5,189	—	5,645
Total revenues	49,352	39,168	(48)	88,472

Direct costs, selling, general and administrative costs	31,759	24,949	(48)	56,660
Segment performance measure	$17,593	$14,219	$—	$31,812

Following is a reconciliation of our segment performance measure to income before income taxes.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Segment performance measure	$30,991	$31,812
Unallocated corporate expenses	(10,324)	(11,162)
Share-based compensation expense	(1,539)	(1,854)
Depreciation and software and leasehold amortization	(6,999)	(6,728)
Amortization of intangible assets	(4,966)	(6,769)
Other operating expense (income)	(47)	171
Income from operations	7,116	5,470
Interest expense, net	(1,835)	(2,720)
Income before income taxes	$5,281	$2,750

Following are total assets by segment.

	March 31, 2013	December 31, 2012
	(in thousands)
Assets
Technology	$337,908	$335,051
Bankruptcy and Settlement Administration	289,184	296,811
Unallocated corporate	37,637	22,854
Total consolidated assets	$664,729	$654,716

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1. There have been no transfers between Level 1 and Level 2 during the three months ended March 31, 2013.  In connection with the acquisitions of De Novo and Jupiter eSources we established liabilities related to potential contingent consideration that are considered to be Level 3 liabilities.  These liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value.  As of March 31, 2013 and December 31, 2012 the value of these liabilities was $0.

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

As of March 31, 2013 and December 31, 2012, the carrying value of our trade accounts receivable, accounts payable, certain other liabilities, deferred acquisition price payments and capital leases approximated fair value. The amount outstanding under our credit facility was $214.0 million and $199.0 million at March 31, 2013 and December 31, 2012, respectively, which approximated fair value due to the borrowing rates currently available to us for debt with similar terms and is classified as Level 2. As of March 31, 2013 there were no other assets or liabilities that are measured and recorded at fair value on a recurring basis.

NOTE 8:    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Cash paid for:
Interest	$1,627	$1,691
Income taxes, net	1,924	1,158
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	6,949	913
Capitalized lease obligations incurred	306	—
Dividends declared but not yet paid	3,251	1,803

NOTE 9:               EQUITY

Share Repurchases

On June 1, 2012, our board of directors (the “Board”) authorized the repurchase, through December 31, 2013, of up to an aggregate of $35.0 million of our outstanding shares of common stock (the “2012 Program”).  There were no repurchases of shares under the 2012 Program during the three months ended March 31, 2013 or 2012.

We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options.  During the three months ended March 31, 2013, we repurchased 175,295 shares for approximately $2.2 million to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock option exercises. During the three months ended March 31, 2012, we repurchased 154,768 shares for approximately $1.9 million to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.

Dividends

On February 28, 2013, the Board declared a cash dividend of $0.09 per outstanding share of common stock, which is payable on June 3, 2013 to shareholders of record as of the close of business on May 1, 2013.

Dividends payable were approximately $3.3 million and $3.2 million at March 31, 2013 and December 31, 2012, respectively.

NOTE 10:             LEGAL PROCEEDINGS

We are at times involved in litigation and other legal claims in the ordinary course of business.  When appropriate in management’s estimation, we may record reserves in our financial statements for pending litigation and other claims.  Although it is not possible to predict with certainty the outcome of litigation, we do not believe that any of the current pending legal proceedings to which we are a party will have a material impact on our results of operations or financial condition.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective” “seeks,” and “potential” and variations of these words and similar expressions or negatives of these words.  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a “safe harbor” for forward-looking statements.  Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  These factors include (1) any material changes in our total number of client engagements and the volume associated with each engagement, (2) any material changes in our clients’ deposit portfolio or the services required or selected by our clients in engagements, (3) material changes in the number of bankruptcy filings, class action filings or mass tort actions each year,  or changes in government legislation or court rules affecting these filings, (4) overall strength and stability of general economic conditions, both in the United States and in the global markets, (5) failure to keep pare with technological changes and significant changes in the competitive environment, (6) risks associated with the handling of confidential data and compliance with information privacy laws, (7) changes in or the effects of pricing structures and arrangements, (8) risks associated with the integration of acquisitions into our existing business operations, (9) risks associated with indebtedness, (10) risks associated with foreign currency fluctuations, (11) risks associated with developing and providing software and internet-based technology solutions to our clients, (12) risks associated with cyber attacks, interruptions or delays in services at data centers, (13) risks of errors or failures of software or services, (14) risks associated with our international operations, (15) risks of litigation against us, or failure to protect our intellectual property, (16) any material non-cash write-downs based on impairment of our goodwill, and (17) other risks detailed from time to time in our SEC filings, including our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements contained herein to reflect future events or developments, except as required by law.

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Overview

We are a provider of managed technology solutions for the legal profession.  Our solutions streamline the administration of bankruptcy, litigation, financial transactions and regulatory compliance matters.  We offer innovative technology solutions for eDiscovery, document review, legal notification, claims administration and controlled disbursement of funds.  Our clients include leading law firms, corporate legal departments, bankruptcy trustees, government agencies, mortgage processors, and financial institutions.

In the first quarter of 2013, we reorganized our internal financial reporting structure.  Under the new structure, we began reporting our financial performance based on the following two reportable segments:  the Technology segment and the Bankruptcy and Settlement Administration segment.  The composition of the segment previously called eDiscovery remains unchanged and is now referred to as the Technology segment.  The former Bankruptcy segment and Settlement Administration segment were combined and are now reported as the Bankruptcy and Settlement Administration segment.  Although our consolidated results of operation, financial position and cash flows will not be impacted we have updated the segment disclosures for prior periods to reflect our new internal reporting structure.

Technology

Our Technology segment provides eDiscovery managed services and technology solutions comprised of consulting, collections and forensics, processing, search and review, production of documents and document review services to companies and the litigation departments of law firms.  Our eDataMatrix® and third-party software analyzes, filters, deduplicates and produces documents for review.  Documents are made available primarily through a hosted environment, and our DocuMatrix™ and third-party software allows for efficient attorney review and data requests. Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the eDiscovery process for litigation, investigations, anti-trust filings and regulatory matters and data requests.

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

Following is a description of the significant sources of revenue in our Technology segment.

•                  Consulting, forensics, collection and project management service fees based on the number of hours that services are provided.

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

Bankruptcy and Settlement Administration

Our Bankruptcy and Settlement Administration segment provides managed services and technology solutions that address the needs of our customers with respect to litigation, claims and project administration, compliance matters, controlled disbursements corporate restructuring bankruptcy and class action proceedings.

Bankruptcy is an integral part of the United States’ economy.  As of the most recently reported data by the Administrative Office of the U.S. Courts for the twelve-month period ended December 31, 2012 and 2011, there were approximately 1.22 million and 1.41 million new bankruptcy filings, respectively. Bankruptcy filings for the twelve-month period ended December 31, 2012 decreased 13% versus the twelve-month period ended December 31, 2011.  During this period, Chapter 7 filings decreased 15%, Chapter 11 filings fell 10%, and Chapter 13 filings decreased 10%.

This segment provides solutions that address the needs of Chapter 7, Chapter 11, and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

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

Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods. Our trustee services deposit portfolio averaged approximately $1.7 billion during the three months ended March 31, 2013, while pricing continued at floor pricing levels under our agreements due to the low short-term interest rate environment.

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

Following is a description of the significant sources of revenue in our Bankruptcy and Settlement Administration segment.

•      Data hosting fees and volume-based fees.

•                  Professional service fees and other support service fees contingent upon the month-to-month delivery of services such as data conversion, claims processing, claims reconciliation, project management, professional services, call center support, website development and administration, and controlled disbursements. The amount we earn varies primarily on the size and complexity of the engagement.

•                  Deposit-based and service fees.  Deposit-based fees are earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support services.  The fees we earn based on assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates and changes in service fees.

•                  Legal noticing services to parties of interest in bankruptcy, class action, and other administrative matters, including direct notification and media campaign and advertising management in which we coordinate notification, primarily through print media outlets, to potential parties of interest for a particular client engagement.

•                  Monitoring and noticing fees earned based on monthly or on-demand requests for information provided through AACER®.

•                  Reimbursement for costs incurred, primarily related to postage on mailing services.

Results of Operations for the Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations.  Also see discussion of segment results in Results of Operations by Segment section below.

Consolidated Results

	Three Months Ended March 31,		$ Change Increase /
Amounts in thousands	2013	2012	(Decrease)	% Change
Operating revenue	$102,908	$82,827	$20,081	24%
Reimbursable expenses	20,682	5,645	15,037	266%
Total Revenue	123,590	88,472	35,118	40%

Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	52,496	32,076	20,420	64%
Reimbursed direct costs	19,542	5,568	13,974	251%
Selling, general and administrative	32,424	32,032	392	1%
Depreciation and software and leasehold amortization	6,999	6,728	271	4%
Amortization of identifiable intangible assets	4,966	6,769	(1,803)	-27%
Other operating expense (income)	47	(171)	218	N/M
Total Operating Expense	116,474	83,002	33,472	40%

Income From Operations	7,116	5,470	1,646	30%

Interest Expense (Income)
Interest expense	1,839	2,726	(887)	-33%
Interest income	(4)	(6)	2	N/M
Net Interest Expense	1,835	2,720	(885)	-33%

Income Before Income Taxes	5,281	2,750	2,531	92%

Provision for Income Taxes	1,344	711	633	89%

Net Income	$3,937	$2,039	$1,898	93%

N/M — not meaningful

Revenue

The increase in operating revenue for the three months ended March 31, 2013 as compared to the same period in the prior year was driven by a $5.9 million increase in the Technology segment and a $14.1 million increase in the Bankruptcy and Settlement Administration segment.

Total revenue includes reimbursed expenses, such as postage related to notification services.  We reflect these reimbursed expenses as a separate line item on our accompanying Condensed Consolidated Statements of Income.  Although reimbursable expenses may fluctuate significantly from quarter to quarter, these fluctuations have a minimal effect on our quarter to quarter income from operations as we realize little or no margin from this revenue.

Operating Expense

The increase in direct cost of operating revenue, exclusive of depreciation and amortization, was primarily the result of the increase in and mix of operating revenue and includes a $5.6 million increase in compensation related expense, a $7.5 million increase related to costs for legal notification and advertising services, and a $6.4 million increase in other production costs.

The increase in reimbursed direct costs for the three months ended March 31, 2013 as compared to the same period of 2012 corresponds to the increase in revenue from reimbursed expenses.

Selling, general and administrative expenses and depreciation and software and leasehold amortization expense were comparable to the prior period notwithstanding the increase in revenue.

Interest Expense, Net

The decrease in net interest expense was primarily due to a $0.6 million decrease in accreted interest expense related to acquisition-related liabilities for the three months ended March 31, 2013 as compared to the same period in the prior year.

Income Taxes

Our effective tax rate for the three months ended March 31, 2013 was 25.5% compared to 25.9% in the prior year.  The 2013 reduction from statutory rates is primarily due to the enactment of the 2012 American Taxpayer Relief Act which extended the federal research credit for both 2012 and 2013. We have recognized approximately $0.4 million of tax benefit relating to the 2012 credits and a portion of our 2013 tax credits during this quarter.  The 2012 reduction from statutory rates resulted from a tax benefit related to settling our New York investment tax credit claim, as previously reported.

We have been informed that our income tax returns for the years ended December 31, 2009, 2010 and 2011will be audited by the State of New York beginning in the third quarter of this year. The outcome of the tax exam cannot be predicted with certainty but we do not expect any adjustments to be material. If any issues are resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income tax in the period such resolution occurs.

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

	Three Months Ended March 31,		$ Change Increase /	%
Amounts in thousands	2013	2012	(Decrease)	Change
Operating revenue
Technology	$54,787	$48,848	$5,939	12%
Bankruptcy and Settlement Administration	48,121	33,979	14,142	42%
Total operating revenue	$102,908	$82,827	$20,081	24%

Reimbursable expenses
Technology	$287	$456	$(169)	-37%
Bankruptcy and Settlement Administration	20,395	5,189	15,206	293%
Total reimbursable expenses	$20,682	$5,645	$15,037	266%

Direct costs, selling, general and administrative costs
Technology	$38,687	$31,759	$6,928	22%
Bankruptcy and Settlement Administration	53,917	24,949	28,968	116%
Intercompany eliminations	(5)	(48)	43	-90%
Total direct costs, selling, general and administrative costs	$92,599	$56,660	$35,939	63%

Segment performance measure
Technology	$16,392	$17,593	$(1,201)	-7%
Bankruptcy and Settlement Administration	14,599	14,219	380	3%
Total segment performance measure	$30,991	$31,812	$(821)	-3%

Segment performance measure	$30,991	$31,812
Unallocated corporate expenses	(10,324)	(11,162)
Share-based compensation expense	(1,539)	(1,854)
Depreciation and software and leasehold amortization	(6,999)	(6,728)
Amortization of intangible assets	(4,966)	(6,769)
Other operating expense (income)	(47)	171
Income from operations	7,116	5,470
Interest expense, net	(1,835)	(2,720)
Income before income taxes	$5,281	$2,750

Technology Segment

Operating revenue increased $5.9 million compared to the prior year period primarily as a result of an increase in document review engagements as compared to the first quarter of 2012.

Direct, selling, general and administrative costs increased primarily in support of revenue growth and related to a $4.3 million increase in compensation related expenses, a $1.0 million increase in outside service providers and a $1.1 million increase in technology-related costs, offset by a $0.9 million decrease in maintenance and repairs expense.

Bankruptcy and Settlement Administration Segment

Operating revenue increased $14.1 million as compared to the prior year, primarily due to a large active private anti-trust settlement engagement, which was principally complete in the first quarter of 2013, that increased legal notification and advertising services as compared to the prior year.  This increase was partially offset by decreases in revenues resulting from the current cyclical downturn in bankruptcy filings.

Direct, selling, general and administrative costs increased primarily related to an increase in legal advertising costs of $7.5 million, an increase of $14.2 million in reimbursed direct costs, a $1.3 million increase in compensation expense, and an increase of $2.1 million in outside services, which were primarily related to the large active private anti-trust settlement engagement.

Liquidity and Capital Resources

Cash flows from operating activities

During the three months ended March 31, 2013, our operating activities used net cash of $5.3 million. Included in net cash used by operating activities was net income of $3.9 million, including $14.8 million of non-cash expenses, for a total of $18.7 million. Cash used by operating activities also included a $24.0 million net use of cash resulting from changes in operating assets and liabilities, primarily from a $15.1 million increase in trade accounts receivable due to revenue growth and a $13.2 million decrease in customer deposits, offset by a $5.4 million increase in accounts payable and other liabilities.  Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Accounts payable will fluctuate from period to period depending on the timing of purchases and payments.

During the three months ended March 31, 2012, our operating activities provided net cash of $15.1 million. Contributing to net cash provided by operating activities were net income of $2.0 million and non-cash expenses, such as depreciation and amortization and share-based compensation expense, of $16.9 million, for a total of $18.9 million. These items were partially offset by a $4.5 million net use of cash resulting from changes in operating assets and liabilities, resulting primarily from a $5.1 million increase in accounts receivable, due to revenue growth, a $1.2 million decrease in prepaid expenses and other assets, and a $1.0 million reduction in accounts payable and other liabilities.

Cash flows from investing activities

During the three months ended March 31, 2013 and 2012, we used cash of $3.7 million and $2.6 million, respectively, for the purchase of property and equipment, including computer hardware and purchased software licenses primarily for our Technology segment and purchased computer hardware primarily for our network infrastructure.  Also included in this amount for the three months ended March 31, 2013 was approximately $1.5 million related to the expansion of our Kansas City corporate headquarters. Software development is essential to our continued growth and during the three months ended March 31, 2013 and 2012, we used cash of $1.5 million and $1.6 million, respectively, to fund internal costs related to the development of software.  We believe that cash generated from operations plus our existing cash balances and amounts available under our credit facility will be adequate to fund our anticipated property, equipment, and software spending over the next year.

Cash flows from financing activities

During the three months ended March 31, 2013, we borrowed $34.0 million and repaid $19.0 million under our senior revolving loan for a net increase of $15.0 million along with $0.4 million of principal payments related to other debt.  In addition, we paid $3.2 million in dividends and used $2.2 million to repurchase shares required to be repurchased by the company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises.  See Notes 3 and 9 to our Condensed Consolidated Financial Statements for further information.

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

We believe that funds generated from operations, plus our existing cash balances and amounts available under our credit facility, will be sufficient to meet our currently anticipated working capital requirements, internal software development expenditures, property, equipment and third party software expenditures, deferred acquisition price agreements, capital leases, dividend payments, common stock repurchases, interest payments due on our outstanding borrowings, and other contractual obligations.

Foreign Cash

As of March 31, 2013 and December 31, 2012, our foreign subsidiaries had $3.7 million and $3.0 million, respectively, in cash located in financial institutions located outside of the United States.  We consider the earnings of our non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Should we decide to repatriate the foreign earnings, we would have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

Off-balance Sheet Arrangements

We generally do not utilize off-balance sheet arrangements in our operations; however, we enter into operating leases in the normal course of business.  Our operating lease obligations are disclosed below under “Contractual Obligations”.

Contractual Obligations

There have been no significant developments with respect to our contractual obligations since December 31, 2012.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2012 that was filed with the SEC on March 5, 2013, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  Other than the updates described below there have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Goodwill

We assess goodwill for impairment on an annual basis at a reporting unit level and have identified our operating segments (Technology segment and Bankruptcy and Settlement Administration segment) as our reporting units for purposes of testing for goodwill impairment.  In the first quarter of 2013, we reorganized our internal financial reporting structure.  Under the new structure, we began reporting our financial performance based on the following two reportable segments:  the Technology segment and the Bankruptcy and Settlement Administration segment.  The composition of the segment previously called eDiscovery remains unchanged and is now referred to as the Technology segment.  The former Bankruptcy segment and segment Settlement Administration segment were combined and are now reported as the Bankruptcy and Settlement Administration segment.

At the time of the prior year’s goodwill impairment testing, we had identified our three operating segments as our reporting units (eDiscovery, Bankruptcy, and Settlement Administration).  Based on the change in our operating segments we have evaluated our goodwill balances and have determined that there is no impairment of goodwill as a result of this change.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which we are exposed include interest rates under our senior revolving credit facility, foreign exchange rates giving rise to translation, and fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue.

Interest Rate Risk

Interest on our senior revolving credit facility is generally based on a spread, not to exceed 275 basis points over the LIBOR rate. As of March 31, 2013, we had borrowed $214.0 million under the senior revolving loan.

We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the senior revolving loan. As of March 31, 2013, the analysis indicated that such a movement would have increased our interest expense by approximately $0.5 million for the three months ended March 31, 2013.

We earn deposit-based and service fees in our Chapter 7 bankruptcy business.  Deposit-based fees are earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients.  The fees we earn are based on assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates.  Based on a sensitivity analysis we performed for the three months ended March 31, 2013, a hypothetical 1% movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 1% increase in foreign exchange rates applied to our 2013 results of operations.  For the three months ended March 31, 2013, the analysis indicated that such a movement would not have had a material effect on our total revenues, operating income or net income.

Item 4.                                 Controls and Procedures

(a)           Controls and Procedures

An evaluation was carried out by Epiq Systems, Inc.’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”)of the effectiveness of the design and operations of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) or 15d-15(e).  Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)           Change in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f), during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.                                 Legal Proceedings

We are at times involved in litigation and other legal claims in the ordinary course of business.  When appropriate in management’s estimation, we may record reserves in our financial statements for pending litigation and other claims.  Although it is not possible to predict with certainty the outcome of litigation, we do not believe that any of the current pending legal proceedings to which we are a party will have a material impact on our results of operations or financial condition.

Item 1A.                        Risk Factors

There have been no material changes in our Risk Factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 that was filed with the SEC on March 5, 2013.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2012, our board of directors (the “Board”) authorized the repurchase, through December 31, 2013, of up to an aggregate of $35.0 million of our outstanding shares of common stock (the “2012 Program”).  There were no repurchases of shares under the 2012 Program during the three months ended March 31, 2013 or 2012.

We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of their stock options.  During the three months ended March 31, 2013, we repurchased 175,295 shares for approximately $2.2 million to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock option exercises. During the three months ended March 31, 2012, we repurchased 154,768 shares for approximately $1.9 million to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.

The following table presents the total number of shares repurchased during each month of the quarter ended March 31, 2013, the average price paid per share (including brokerage commissions paid by the Company), the number of shares that were repurchased as part of the 2012 Program, and the approximate dollar value of shares that may yet be repurchased under the 2012 Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 — January 31	—	$ —	—	$ 31,700,000
February 1 — February 28	174,697	12.44	—	31,700,000
March 1 — March 31	598	13.18	—	31,700,000
Total Activity for the Quarter Ended March 31, 2013	175,295	$ 12.44	—	$ 31,700,000

Item 6.                                 Exhibits,

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

Epiq Systems, Inc.

Date:	April 30, 2013	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date:	April 30, 2013	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President Operations, Chief Financial Officer
(Principal Financial & Accounting Officer)