Form 10-Q
period 2013-06-30
EPIQ SYSTEMS INC
filed 2013-07-31
CIK 1027207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2013
Common Stock, $0.01 par value per share	36,349,424 shares

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE:
Operating revenue	$104,976	$89,837	$207,884	$172,664
Reimbursable expenses	8,396	8,058	29,078	13,703
Total Revenue	113,372	97,895	236,962	186,367

OPERATING EXPENSE:
Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	49,528	41,003	102,024	73,079
Reimbursed direct costs	8,072	7,720	27,614	13,288
Selling, general and administrative expense	36,935	28,232	69,359	60,264
Depreciation and software and leasehold amortization	7,391	6,523	14,390	13,251
Amortization of identifiable intangible assets	4,736	6,752	9,702	13,521
Fair value adjustment to contingent consideration	—	(5,471)	—	(5,471)
Intangible asset impairment expense	—	1,777	—	1,777
Other operating expense (income)	49	(54)	96	(225)
Total Operating Expense	106,711	86,482	223,185	169,484

INCOME FROM OPERATIONS	6,661	11,413	13,777	16,883

INTEREST EXPENSE (INCOME):
Interest expense	2,004	2,713	3,843	5,439
Interest income	(8)	(1)	(12)	(7)
Net Interest Expense	1,996	2,712	3,831	5,432

INCOME BEFORE INCOME TAXES	4,665	8,701	9,946	11,451

PROVISION FOR INCOME TAXES	1,823	3,544	3,167	4,255

NET INCOME	$2,842	$5,157	$6,779	$7,196

NET INCOME PER SHARE INFORMATION:
Basic	$0.08	$0.14	$0.18	$0.20
Diluted	$0.08	$0.14	$0.18	$0.20
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,933	35,599	35,765	35,539
Diluted	36,859	36,488	36,702	36,468

Cash dividends declared per common share	$0.09	$0.065	$0.18	$0.115

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET INCOME	$2,842	$5,157	$6,779	$7,196
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(32)	(350)	(1,025)	87
COMPREHENSIVE INCOME	$2,810	$4,807	$5,754	$7,283

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,612	$3,808
Trade accounts receivable, less allowance for doubtful accounts of $5,265 and $4,825, respectively	146,791	103,415
Prepaid expenses	9,229	9,967
Other current assets	2,911	3,414
Total Current Assets	160,543	120,604

LONG-TERM ASSETS:
Property and equipment, net	52,332	44,552
Internally developed software costs, net	17,771	18,905
Goodwill	403,944	404,211
Other intangibles, net of accumulated amortization of $99,801 and $90,099, respectively	50,249	59,951
Other long-term assets	6,060	6,493
Total Long-term Assets	530,356	534,112
Total Assets	$690,899	$654,716

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$9,529	$9,151
Accounts payable	24,547	17,351
Accrued compensation	8,748	5,086
Customer deposits	3,018	16,094
Deferred revenue	4,364	3,131
Dividends payable	3,263	3,231
Other accrued liabilities	6,602	6,905
Total Current Liabilities	60,071	60,949

LONG-TERM LIABILITIES:
Deferred income taxes	39,962	41,409
Other long-term liabilities	5,562	5,700
Long-term obligations, excluding current maturities	240,796	203,288
Total Long-term Liabilities	286,320	250,397

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; Issued and outstanding at June 30, 2013 — 40,298,852 and 36,346,894 shares, respectively Issued and outstanding at December 31, 2012 — 39,923,852 and 35,922,509 shares, respectively	403	399
Additional paid-in capital	292,290	291,065
Accumulated other comprehensive loss	(2,457)	(1,432)
Retained earnings	104,693	104,445
Treasury stock, at cost — 3,951,958 and 4,001,343 shares, respectively	(50,421)	(51,107)
Total Equity	344,508	343,370
Total Liabilities and Equity	$690,899	$654,716

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,779	$7,196
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and software and leasehold amortization	14,390	13,251
Amortization of intangible assets	9,702	13,521
Share-based compensation expense	4,364	3,403
Provision for doubtful accounts	1,104	1,033
Fair value adjustment to contingent consideration	—	(5,471)
Intangible asset impairment expense	—	1,777
Accretion of discount	—	1,318
Deferred income tax (benefit) expense	(75)	1,097
Other, net	328	273
Changes in operating assets and liabilities:
Trade accounts receivable	(45,175)	(10,214)
Prepaid expenses and other assets	430	3,901
Accounts payable and other liabilities	4,720	3,627
Customer deposits	(13,076)	2,461
Deferred revenue	1,234	1,705
Excess tax benefit related to share-based compensation	(178)	—
Other	84	(305)
Net cash (used in) provided by operating activities	(15,369)	38,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,158)	(8,344)
Internally developed software costs	(3,248)	(3,276)
Payment of deferred acquisition consideration	—	(8,400)
Proceeds from sale of assets	4	488
Other investing activities, net	—	75
Net cash used in investing activities	(15,402)	(19,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	72,000	37,000
Payments to reduce revolver borrowings	(33,000)	(42,000)
Payments under long-term obligations	(1,830)	(3,012)
Excess tax benefit related to share-based compensation	178	—
Common stock repurchases (Note 9)	(3,508)	(3,489)
Cash dividends paid (Note 9)	(6,499)	(3,590)
Proceeds from exercise of stock options	895	130
Net cash provided by (used in) financing activities	28,236	(14,961)

Effect of exchange rate changes on cash	339	(95)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,196)	4,060
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,808	2,838
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,612	$6,898

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

Nature of Operations

We provide integrated technology solutions for the legal profession.  Our solutions are designed to streamline the administration of bankruptcy, litigation, investigations, financial transactions and regulatory compliance matters.  We offer innovative managed technology solutions for eDiscovery, document review, legal notification, claims administration and controlled disbursement of funds.  Our clients include leading law firms, corporate legal departments, bankruptcy trustees, government agencies, mortgage processors, and financial institutions.

Revenue Recognition

We have agreements with clients pursuant to which we deliver various services each month.

Following is a description of significant sources of revenue:

•                  Fees contingent upon the month-to-month delivery of services defined by client contracts, such as claims processing, claims reconciliation, professional services, call center support, disbursement services, project management, collection and forensic services, consulting services, document review services and conversion of data into an organized, searchable electronic database.  The amount we earn varies based primarily on the size and complexity of the engagement, the number of hours of professional services provided and the number of documents or volume of data processed or reviewed.

•                  Data hosting fees and volume-based fees.

•                  Deposit-based and service fees.  Deposit-based fees are earned based on a percentage of Chapter 7 assets placed on deposit with designated financial institutions by our trustee clients to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support services. The fees earned based on assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates and changes in service fees assessed on such deposits.

•                  Legal noticing services to parties of interest in bankruptcy, class action and other administrative matters including direct notification and media campaign and advertising management in which we coordinate notification, primarily through print media outlets to potential parties of interest for a particular client engagement.

•                  Monitoring and noticing fees earned based on monthly or on-demand requests for information provided through our AACER® software product.

•                  Reimbursed expenses, primarily related to postage on mailing services and other pass-through expenses.

Non-Software Arrangements

Certain of our services are billed based on unit prices and volumes for which we have identified each deliverable service element.  Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services and deliverables.  For certain of these services we have obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or on third-party evidence of fair value of such similar services.  For elements where evidence cannot be established, the best estimate of sales price has been used. Our arrangements do not include general rights of return.  Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value or best estimated selling price of each unit of accounting, which is generally consistent with the stated prices in our arrangements. In instances when revenue recognition is deferred, we utilize the relative selling price method to calculate the revenue recognized for each period.  As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period.  Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

Software Arrangements

For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support services, all at no charge to the trustee.  The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement.  We earn contingent monthly fees from the financial institutions based on the average dollar amount of deposits held by the trustees with that financial institution related to the software license, hardware lease, hardware maintenance, and postcontract customer support services provided to our trustee clients.  The monthly deposit fees have two components consisting of an interest-based component and a non-interest based service fee.  Since we have not established vendor specific objective evidence of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered elements, which are postcontract customer support services.  Revenue related to postcontract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue as the fee becomes fixed or determinable at the time actual usage occurs and collectability is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed to. At that time, we have also satisfied the other revenue recognition criteria since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers as well as hardware maintenance.  We retain ownership of all hardware provided and we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease.  Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurs at the end of each period as we achieve our target when deposits are held at the financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.

Reimbursements

We have revenue related to reimbursed expenses, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Condensed Consolidated Statements of Income as “Reimbursable expenses” and “Reimbursed direct costs”, in the revenue and operating expenses sections, respectively.

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed.  In the first quarter of 2013, we reorganized our internal financial reporting structure.  Under the new structure, we began reporting our financial performance for our two reportable segments:  the Technology segment and the Bankruptcy and Settlement Administration segment.  The composition of the segment previously called eDiscovery remains unchanged and is now referred to as the Technology segment (“Technology”).  The former Bankruptcy segment and Settlement Administration segment were combined and are now reported as the Bankruptcy and Settlement Administration segment (“Bankruptcy and Settlement Administration”).  We assess goodwill for impairment on an annual basis at a reporting unit level and have identified our operating segments (Technology and Bankruptcy and Settlement Administration) as our reporting units for purposes of testing for goodwill impairment.  At the time of the prior year’s goodwill impairment testing, we had identified our three operating segments as our reporting units (eDiscovery, Bankruptcy, and Settlement Administration).  Based on the change in our operating segments, we have evaluated our goodwill balance and have determined that there is no impairment of goodwill as a result of this change.

Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since our last annual test to indicate that it is more likely than not that the recorded goodwill balance had become impaired.  Our consolidated goodwill totaled $403.9 million as of June 30, 2013.

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

Due to the current economic environment and the uncertainties regarding potential future economic impacts on our reporting units, there can be no assurances that the estimates and assumptions made for purposes of our annual goodwill impairment test will prove to be accurate predictions of the future. If assumptions regarding forecasted revenues or margins of certain of our reporting units are not achieved, we may be required to record goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment loss would occur, and if it does occur whether such charge would be material.

NOTE 2:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the six months ended June 30, 2013 was as follows:

	Technology Segment	Bankruptcy and Settlement Administration Segment	Total
	(in thousands)
Balance as of December 31, 2012	$189,248	$214,963	$404,211
Foreign currency translation	(267)	—	(267)
Balance as of June 30, 2013	$188,981	$214,963	$403,944

Identifiable intangible assets as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets:
Customer relationships	$124,512	$82,151	$124,512	$73,713
Trade names	6,591	2,062	6,591	1,650
Non-compete agreements	18,947	15,588	18,947	14,736
Total	$150,050	$99,801	$150,050	$90,099

Customer relationships, trade names, and non-compete agreements carry a weighted average life of seven years, eight years, and five years, respectively.

Amortization expense related to identifiable intangible assets was $4.7 million and $6.8 million for the three months ended June 30, 2013 and 2012, respectively, and $9.7 million and $13.5 million for the six months ended June 30, 2013 and 2012, respectively.  The following table outlines the estimated future amortization expense related to intangible assets at June 30, 2013:

(in thousands)
Year Ending December 31,
2013 (from July 1, 2013 to December 31, 2013)	$9,132
2014	12,569
2015	9,893
2016	6,232
2017	5,390
2018 and thereafter	7,033
Total	$50,249

NOTE 3:   LONG-TERM OBLIGATIONS

The following is a summary of long-term obligations outstanding (in thousands):

	Final Maturity Date	Weighted- Average Interest Rate	June 30, 2013	December 31, 2012
			(in thousands)
Senior revolving loan	December 2015	3.0%	$238,000	$199,000
Capital leases	April 2017	6.1%	2,293	2,860
Note payable	October 2014	2.2%	6,085	7,080
Acquisition-related liabilities	July 2013	3.5%	3,947	3,499
Total long-term obligations, including current portion			250,325	212,439
Current maturities of long-term obligations
Capital leases			1,547	1,640
Notes payable			4,035	4,012
Acquisition-related liabilities			3,947	3,499
Total current maturities of long-term obligations			9,529	9,151
Total long-term obligations			$240,796	$203,288

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

Borrowings under the senior credit facility bear interest at various rates based on our leverage ratio with two rate options at the discretion of management as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 75 to 175 basis points; and (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 175 to 275 basis points. At June 30, 2013, borrowings of $238.0 million under this facility had a weighted average interest rate of 3.0%. The average amount of borrowings under this facility during the second quarter of 2013 was $234.0 million.  The maximum amount outstanding during the second quarter of 2013 was $241.0 million.

The financial covenants contained in the credit facility include a total debt leverage ratio and a fixed charge coverage ratio (all as defined in our credit facility agreement).  The leverage ratio is not permitted to exceed 3.00 to 1.00 and the fixed charge coverage ratio is not permitted to be less than 1.25 to 1.00.  As of June 30, 2013, we were in compliance with all financial covenants and the amount available for additional borrowings under the credit facility under the most restrictive financial covenant was approximately $11.0 million.

Other restrictive covenants contained in our credit facility include limitations on incurring additional indebtedness and completing acquisitions.  We generally cannot incur indebtedness outside the credit facility with the exception of capital leases, up to $15.0 million, and subordinated debt, up to $100.0 million.  In addition, for acquisitions we must be able to demonstrate that, on a pro forma basis, we would be in compliance with our covenants during the four quarters prior to the acquisition, and lender permission must be obtained for acquisitions in which cash consideration exceeds $125.0 million or total consideration exceeds $175.0 million.  The total consideration for all acquisitions consummated during the term of our credit facility may not exceed $300.0 million in the aggregate without lender permission.

Capital Leases

We lease certain equipment under capital leases that generally require monthly payments with final maturity dates during various periods through 2017.  As of June 30, 2013, our capital lease obligations had a weighted-average interest rate of approximately 6.1%.

Note Payable

During 2011 we entered into a note payable related to a software license agreement that bears interest of approximately 2.2% and is payable quarterly through October 2014.

Acquisition-related Liabilities

Amounts recorded in connection with acquisition-related liabilities as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
De Novo deferred acquisition price
Current portion	$3,947	$3,499
Total De Novo deferred acquisition price	$3,947	$3,499

De Novo Legal LLC

In connection with the acquisition of De Novo Legal LLC (“De Novo”) on December 28, 2011, a portion of the purchase price was deferred and was being held for potential indemnification claims.  A portion of the deferred purchase price, as adjusted for indemnification claims, will be paid to the sellers in the third quarter of 2013.  Upon resolution of the indemnification claims, the remaining deferred purchase price, if any, will be paid pursuant to specified provisions in the purchase agreement.

The undiscounted amount of all potential future payments that could be required under the De Novo contingent consideration opportunity is between $0 and $29.1 million over a remaining one-year measurement period. Based on our probability assessments of projected revenue over the remainder of the measurement period, we determined that it is not likely that any contingent consideration for De Novo will be realized and as such there is no liability recorded related to this contingent consideration as of June 30, 2013 and December 31, 2012.

Jupiter eServices LLC

The undiscounted amount of all potential future payments that we could be required to make under the Jupiter eSources LLC (“Jupiter eSources”) contingent consideration is between $0 and $10.0 million over the remaining measurement period through December 2014.  Based on our probability assessments of projected revenue over the remainder of the measurement period, we determined that it is not likely that any contingent consideration for Jupiter eSources will be realized and as such there is no liability recorded related to this contingent consideration as of June 30, 2013 and December 31, 2012

NOTE 4:   NET INCOME PER SHARE

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

Diluted net income per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect, if any, of outstanding stock options. The numerator of the diluted net income per share calculation is decreased by the allocation of net income and dividends declared to nonvested shares, if the impact is dilutive.

In determining diluted earnings per share, we use the more dilutive earnings per share result between two-class method calculation and the treasury stock method calculation applied to our outstanding nonvested share awards.

The computation of basic and diluted net income per share for the three and six months ended June 30, 2013 is as follows:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)

Net income	$2,842			$6,779
Less: amounts allocated to nonvested shares	(28)			(67)

Basic net income available to common stockholders	2,814	35,933	$0.08	6,712	35,765	$0.18

Effect of dilutive securities:					937
Stock options	—	926		—
Add back: amounts allocated to nonvested shares	28	—		67	—
Less: amounts re-allocated to nonvested shares	(28)	—		(67)	—
Diluted net income available to common stockholders	$2,814	36,859	$0.08	$6,712	36,702	$0.18

The computation of basic and diluted net income per share for the three and six months ended June 30, 2012 is as follows:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)

Net income	$5,157			$7,196
Less: amounts allocated to nonvested shares	(62)			(76)

Basic net income available to common stockholders	5,095	35,599	$0.14	7,120	35,539	$0.20

Effect of dilutive securities:
Stock options	—	889		—	929
Add back: amounts allocated to nonvested shares	62	—		76	—
Less: amounts re-allocated to nonvested shares	(62)	—		(76)	—
Diluted net income available to common stockholders	$5,095	36,488	$0.14	$7,120	36,468	$0.20

For the three months ended June 30, 2013 and 2012, weighted-average outstanding stock options totaling approximately 2.4 million and 3.2 million, respectively, were anti-dilutive and for the six months ended June 30, 2013 and 2012, weighted-average outstanding stock options totaling approximately 2.5 million and 3.2 million, respectively, were anti-dilutive and therefore not included in the computation of diluted net income per share.

NOTE 5:   SHARE-BASED COMPENSATION

The fair value of the share-based awards is measured at grant date and the resulting compensation expense is recognized on a straight-line basis over the requisite service period.  The following table presents share-based compensation expense, which is a non-cash charge, included in the below noted captions within the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Direct cost of services	$601	$33	$620	$121
Selling, general and administrative	2,224	1,516	3,744	3,282
Share-based compensation expense	$2,825	1,549	$4,364	3,403
Income tax benefit	(1,229)	(679)	(1,651)	(1,487)
Total share-based compensation expense, net of tax	$1,596	$870	$2,713	$1,916

We grant stock options, stock appreciation rights, and restricted stock awards under our 2004 Equity Incentive Plan, as amended (the “2004 Plan”), which allows for the issuance of 7,500,000 shares.  We settle stock option exercises and the vesting of restricted stock awards with newly issued authorized shares or the reissuance of treasury stock. Shares granted that expire, terminate or are forfeited are then available for reissuance as future grants. At June 30, 2013, there were approximately 137,000 shares available for future grants under the 2004 Plan.

During the six months ended June 30, 2013, we granted 527,600 restricted stock awards at a weighted-average grant date price of $12.90 per share of which 330,000 shares will vest upon certification by the compensation committee of the company’s board of directors of the achievement of certain company financial performance criteria for the calendar year ending December 31, 2013 and 164,100 shares vested upon issuance.  The remaining 33,500 restricted stock awards vest one year from the grant date. As of June 30, 2013 we have assessed the likelihood that the performance condition will be met and have recorded the related expense based on the estimated outcome.

No options were granted during the six months ended June 30, 2013.  As of June 30, 2013 there was $5.4 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based awards, which will be recognized over a weighted-average period of 2.1 years.

NOTE 6:   SEGMENT REPORTING

In the first quarter of 2013, we reorganized our internal financial reporting structure.  Under the new structure, we began reporting our financial performance based on the following two reportable segments:  the Technology segment and the Bankruptcy and Settlement Administration segment.  The composition of the segment previously called eDiscovery remains unchanged and is now referred to as the Technology segment.  The former Bankruptcy segment and Settlement Administration segment were combined and will now be reported as the Bankruptcy and Settlement Administration segment.  Although our consolidated results of operations, financial position and cash flows were not impacted, we have updated the segment disclosures for prior periods to reflect our new internal reporting structure.

Our Technology segment provides eDiscovery managed services and technology solutions comprised of consulting, collections and forensics, processing, search and review, and document review to companies and law firms.  Produced documents are made available primarily through a hosted environment utilizing our proprietary software DocuMatrix™, and third-party software which allows for efficient attorney review and data requests.  Our Bankruptcy and Settlement Administration segment provides managed services and technology solutions that address the needs of our customers with respect to litigation, claims and project administration, compliance matters, controlled disbursements, corporate restructuring, bankruptcy and class action proceedings.

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

Following is a summary of segment information for the three months ended June 30, 2013.

	Three Months Ended June 30, 2013
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$70,126	$34,850	$—	$104,976
Intersegment revenues	78	—	(78)	—

Operating revenues including intersegment revenue	70,204	34,850	(78)	104,976
Reimbursable expenses	535	7,861	—	8,396
Total revenues	70,739	42,711	(78)	113,372

Direct costs, selling, general and administrative costs	48,979	31,788	(78)	80,689
Segment performance measure	$21,760	$10,923	$—	$32,683

Following is a summary of segment information for the three months ended June 30, 2012.

	Three Months Ended June 30, 2012
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$42,711	$47,126	$—	$89,837
Intersegment revenues	104	—	(104)	—

Operating revenues including intersegment revenue	42,815	47,126	(104)	89,837
Reimbursable expenses	266	7,792	—	8,058
Total revenues	43,081	54,918	(104)	97,895

Direct costs, selling, general and administrative costs	27,059	39,441	(104)	66,396
Segment performance measure	$16,022	$15,477	$—	$31,499

Following is a reconciliation of our segment performance measure to income before income taxes.

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Segment performance measure	$32,683	$31,499
Unallocated corporate expenses	(11,021)	(9,010)
Share-based compensation expense	(2,825)	(1,549)
Depreciation and software and leasehold amortization	(7,391)	(6,523)
Amortization of intangible assets	(4,736)	(6,752)
Fair value adjustment to contingent consideration	—	5,471
Intangible asset impairment expense	—	(1,777)
Other operating (expense) income	(49)	54
Income from operations	6,661	11,413
Interest expense, net	(1,996)	(2,712)
Income before income taxes	$4,665	$8,701

Following is a summary of segment information for the six months ended June 30, 2013.

	Six Months Ended June 30, 2013
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$124,913	$82,971	$—	$207,884
Intersegment revenues	83	—	(83)	—

Operating revenues including intersegment revenue	124,996	82,971	(83)	207,884
Reimbursable expenses	822	28,256	—	29,078
Total revenues	125,818	111,227	(83)	236,962

Direct costs, selling, general and administrative costs	87,666	85,705	(83)	173,288
Segment performance measure	$38,152	$25,522	$—	$63,674

Following is a summary of segment information for the six months ended June 30, 2012.

	Six Months Ended June 30, 2012
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$91,559	$81,105	$—	$172,664
Intersegment revenues	152	—	(152)	—

Operating revenues including intersegment revenue	91,711	81,105	(152)	172,664
Reimbursable expenses	722	12,981	—	13,703
Total revenues	92,433	94,086	(152)	186,367

Direct costs, selling, general and administrative costs	58,818	64,390	(152)	123,056
Segment performance measure	$33,615	$29,696	$—	$63,311

Following is a reconciliation of our segment performance measure to income before income taxes.

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Segment performance measure	$63,674	$63,311
Unallocated corporate expenses	(21,345)	(20,172)
Share-based compensation expense	(4,364)	(3,403)
Depreciation and software and leasehold amortization	(14,390)	(13,251)
Amortization of intangible assets	(9,702)	(13,521)
Fair value adjustment to contingent consideration	—	5,471
Intangible asset impairment expense	—	(1,777)
Other operating (expense) income	(96)	225
Income from operations	13,777	16,883
Interest expense, net	(3,831)	(5,432)
Income before income taxes	$9,946	$11,451

Following are total assets by segment.

	June 30, 2013	December 31, 2012
	(in thousands)
Assets
Technology	$360,916	$335,051
Bankruptcy and Settlement Administration	286,682	296,811
Unallocated corporate	43,301	22,854
Total consolidated assets	$690,899	$654,716

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1. There have been no transfers between Level 1 and Level 2 during the six months ended June 30, 2013.  In connection with the acquisitions of De Novo and Jupiter eSources we established liabilities related to potential contingent consideration that were considered to be Level 3 liabilities.  These liabilities were valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value. As of June 30, 2013 and December 31, 2012, the value of these liabilities was $0.

For fair value measurements categorized within Level 3 of the fair value hierarchy, our accounting and finance management, who report to the chief financial officer, determine our valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance management and are approved by the chief financial officer.  Fair value calculations are generally prepared by third-party valuation experts who rely on discussions with management in addition to the use of management’s assumptions and estimates as they relate to the assets or liabilities in Level 3.  Such assumptions and estimates include such inputs as estimates of future cash flows, projected profit and loss information, discount rates, and assumptions as they relate to future pertinent events.  Through regular interaction with the third-party valuation experts, finance and accounting management determine that the valuation techniques used and inputs and outputs of the models reflect the requirements of accounting standards as they relate to fair value measurements.  Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.  As of June 30, 2013 there were no assets or liabilities that are measured and recorded at fair value on a recurring basis.

Fair Value of Financial Assets and Liabilities

As of June 30, 2013 and December 31, 2012, the carrying value of our trade accounts receivable, accounts payable, certain other liabilities, deferred acquisition price payments and capital leases approximated fair value. The amount outstanding under our credit facility was $238.0 million and $199.0 million at June 30, 2013 and December 31, 2012, respectively, which approximated fair value due to the borrowing rates currently available to us for debt with similar terms and is classified as Level 2.

NOTE 8:    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2013	2012

Cash paid for:
Interest	$3,583	$3,243
Income taxes, net	4,180	3,709
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	8,521	1,960
Capitalized lease obligations incurred	306	—
Dividends declared but not yet paid	3,263	2,342

NOTE 9:                                             EQUITY

Share Repurchases

On June 1, 2012, our board of directors (the “Board”) authorized the repurchase, through December 31, 2013, of up to an aggregate of $35.0 million of our outstanding shares of common stock (the “2012 Program”).  There were no repurchases of shares under the 2012 Program during the six months ended June 30, 2013.  As of June 30, 2012, we had purchased 120,000 shares of common stock under the 2012 Program for approximately $1.4 million, at an average cost of $12.04 per share.

We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options.  During the three months ended June 30, 2013 and 2012, we repurchased 96,534 shares and 14,325 shares, respectively, for approximately $1.3 million and $0.2 million, respectively, to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises. During the six months ended June 30, 2013 and June 30, 2012, we repurchased 271,829 shares and 169,093 shares, respectively, for approximately $3.5 million and $2.0 million, respectively, to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises.

Dividends

On February 28, 2013, the Board declared a cash dividend of $0.09 per outstanding share of common stock, which was paid on June 3, 2013 to shareholders of record as of the close of business on May 1, 2013.

On June 13, 2013, the Board declared a cash dividend of $0.09 per outstanding share of common stock, which is payable on September 9, 2013 to shareholders of record as of the close of business on August 1, 2013.

Dividends payable were approximately $3.3 million and $3.2 million at June 30, 2013 and December 31, 2012, respectively.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective,” “seeks,” and “potential” and variations of these words and similar expressions or negatives of these words.  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a “safe harbor” for forward-looking statements.  Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  These factors include (1) any material changes in our total number of client engagements and the volume associated with each engagement, (2) any material changes in our clients’ deposit portfolio or the services required or selected by our clients in engagements, (3) material changes in the number of bankruptcy filings, class action filings or mass tort actions each year, or changes in government legislation or court rules affecting these filings, (4) overall strength and stability of general economic conditions, both in the United States and in the global markets, (5) failure to keep pace with technological changes and significant changes in the competitive environment, (6) risks associated with the handling of confidential data and compliance with information privacy laws, (7) changes in or the effects of pricing structures and arrangements, (8) risks associated with the integration of acquisitions into our existing business operations, (9) risks associated with indebtedness, (10) risks associated with foreign currency fluctuations, (11) risks associated with developing and providing software and internet-based technology solutions to our clients, (12) risks associated with cyber-attacks, interruptions or delays in services at data centers, (13) risks of errors or failures of software or services, (14) risks associated with our international operations, (15) risks of litigation against us or failure to protect our intellectual property, (16) any material non-cash write-downs based on impairment of our goodwill, and (17) other risks detailed from time to time in our SEC filings, including our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements contained herein to reflect future events or developments, except as required by law.

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Overview

We provide integrated technology solutions for the legal profession.  Our solutions are designed to streamline the administration of bankruptcy, litigation, investigations, financial transactions and regulatory compliance matters.  We offer innovative managed technology solutions for eDiscovery, document review, legal notification, claims administration and controlled disbursement of funds.  Our clients include leading law firms, corporate legal departments, bankruptcy trustees, government agencies, mortgage processors, and financial institutions.

In the first quarter of 2013, we reorganized our internal financial reporting structure.  Under the new structure, we began reporting our financial performance based on the following two reportable segments:  the Technology segment and the Bankruptcy and Settlement Administration segment.  The composition of the segment previously called eDiscovery remains unchanged and is now referred to as the Technology segment.  The former Bankruptcy segment and Settlement Administration segment were combined and are now reported as the Bankruptcy and Settlement Administration segment.  Although our consolidated results of operation, financial position and cash flows will not be impacted, we have updated the segment disclosures for prior periods to reflect our new internal reporting structure.

Technology

Our Technology segment provides eDiscovery managed services and technology solutions comprised of consulting, collections and forensics, processing, search and review, production of documents and document review services to companies and the litigation departments of law firms.  Our eDataMatrix® and third-party software analyzes, filters, deduplicates and produces documents for review.  Documents are made available primarily through a hosted environment, and our DocuMatrix™ and third-party software allow for efficient attorney review and data requests. Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the eDiscovery process for litigation, investigations, anti-trust filings and regulatory matters and data requests.

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

Our primary offices are in New York, Phoenix, Washington D.C., Dallas, London, Hong Kong and Tokyo, which we opened for business during the second quarter of 2013.  We operate data centers in the United States, Europe and Asia.  During the second quarter of 2013 we opened a new data center in Shanghai.

Bankruptcy and Settlement Administration

Our Bankruptcy and Settlement Administration segment provides managed services and technology solutions that address the needs of our customers with respect to litigation, claims and project administration, compliance matters, controlled disbursements corporate restructuring bankruptcy and class action proceedings.

Bankruptcy is an integral part of the United States’ economy.  As of the most recently reported data by the Administrative Office of the U.S. Courts for the twelve-month period ended March 31, 2013 and 2012, there were approximately 1.17 million and 1.37 million new bankruptcy filings, respectively. Bankruptcy filings for the twelve-month period ended March 31, 2013 decreased 14% versus the twelve-month period ended March 31, 2012.  During this period, Chapter 7 filings decreased 16%, Chapter 11 filings fell 13%, and Chapter 13 filings decreased 10%.

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

Our trustee services deposit portfolio averaged approximately $1.7 billion during the six months ended June 30, 2013 as compared to $2.0 billion for the six months ended June 30, 2012, and our interest-based deposit fees continued at floor pricing levels under our agreements due to the low short-term interest rates environment.

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

Our proprietary software product, AACER® (Automated Access to Court Electronic Records) (“AACER®”), assists creditors including banks, mortgage processors and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. AACER® electronically monitors developments in all United States bankruptcy courts and applies sophisticated algorithms to classify docket filings automatically in each case to facilitate the management of large bankruptcy claims operations. By implementing AACER®, clients achieve greater accuracy in faster timeframes, with a significant cost savings compared to manual attorney review of each case in the portfolio.  Banking PortalTM, a centralized hub for processing online banking transactions across Epiq’s family of Chapter 7 products, facilitates the rapid on-boarding of new banks and provides ebanking capabilities.

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

•                  Deposit-based and service fees.  Deposit-based fees are earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support services.  The fees earned based on assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates and changes in service fees assessed on such deposits.

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

•                  Reimbursed expenses, primarily related to postage on mailing services and other pass-through expenses.

Results of Operations for the Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations.  Also see our discussion of segment results in the “Results of Operations by Segment” section below.

Consolidated Results

	Three Months Ended June 30,		$ Change Increase /
Amounts in thousands	2013	2012	(Decrease)	% Change
Operating revenue	$104,976	$89,837	$15,139	17%
Reimbursable expenses	8,396	8,058	338	4%
Total Revenue	113,372	97,895	15,477	16%

Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	49,528	41,003	8,525	21%
Reimbursed direct costs	8,072	7,720	352	5%
Selling, general and administrative	36,935	28,232	8,703	31%
Depreciation and software and leasehold amortization	7,391	6,523	868	13%
Amortization of identifiable intangible assets	4,736	6,752	(2,016)	-30%
Fair value adjustment to contingent consideration	—	(5,471)	5,471	n/m
Intangible asset impairment expense	—	1,777	(1,777)	n/m
Other operating expense (income)	49	(54)	103	n/m
Total Operating Expense	106,711	86,482	20,229	23%

Income From Operations	6,661	11,413	(4,752)	-42%

Interest Expense (Income)
Interest expense	2,004	2,713	(709)	-26%
Interest income	(8)	(1)	(7)	n/m
Net Interest Expense	1,996	2,712	(716)	-26%

Income Before Income Taxes	4,665	8,701	(4,036)	-46%

Provision for Income Taxes	1,823	3,544	(1,721)	-49%

Net Income	$2,842	$5,157	$(2,315)	-45%

n/m — not meaningful

Revenue

The increase in operating revenue for the three months ended June 30, 2013 as compared to the same period in the prior year was driven by a $27.4 million increase in the Technology segment offset by a $12.3 million decrease in the Bankruptcy and Settlement Administration segment.

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

Operating Expense

The $8.5 million increase in direct cost of operating revenue, exclusive of depreciation and amortization, was primarily the result of the increase in and the mix of operating revenue and includes a $17.2 million increase in direct compensation-related costs primarily in support of the revenue growth in our eDiscovery document review services.  Also contributing to the increase was a $2.3 million increase in outside services also related to our revenue growth, These increases were partially offset by an $11.0 million decrease in costs for legal notification and advertising services related to a large engagement which was active during the second quarter of 2012.

The increase in reimbursed direct costs for the three months ended June 30, 2013 as compared to the same period of 2012 corresponds to the increase in revenue from reimbursed expenses.

Selling, general and administrative expenses increased $8.7 million primarily as a result of a $5.8 million increase in compensation-related expense, an increase of $1.4 million increase in office-related expenses such as lease expense, maintenance, utilities and supplies, and a $0.8 million increase in outside professional services.

Depreciation and software and leasehold amortization costs increased $0.9 million as a result of increased depreciation on equipment and software related to investments in our business segments.

Amortization of intangible assets decreased related to certain of our intangible assets being amortized on an accelerated amortization method which decreases expense over the estimated useful lives of the intangible assets.

Operating expenses for the three months ended June 30, 2012, included income of $5.5 million related to a fair value adjustment to contingent consideration related to our acquisition of De Novo in 2011.  Also included in the three months ended June 30, 2012 was intangible asset impairment expense of $1.8 million related to an impairment of the AACER® trade name acquired as part of the Jupiter eSources acquisition in 2010.

Interest Expense, Net

The decrease in net interest expense was primarily due to a $0.7 million decrease in accreted interest expense related to acquisition-related liabilities for the three months ended June 30, 2013 as compared to the same period in the prior year.

Income Taxes

Our effective tax rate for the three months ended June 30, 2013 was 39.1% compared to 40.7% in the prior year.

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

	Three Months Ended June 30,		$ Change Increase /	%
Amounts in thousands	2013	2012	(Decrease)	Change
Operating revenue
Technology	$70,126	$42,711	$27,415	64%
Bankruptcy and Settlement Administration	34,850	47,126	(12,276)	-26%
Total operating revenue	$104,976	$89,837	$15,139	17%

Reimbursable expenses
Technology	$535	$266	$269	101%
Bankruptcy and Settlement Administration	7,861	7,792	69	1%
Total reimbursable expenses	$8,396	$8,058	$338	4%

Direct costs, selling, general and administrative costs
Technology	$48,979	$27,059	$21,920	81%
Bankruptcy and Settlement Administration	31,788	39,441	(7,653)	-19%
Intercompany eliminations	(78)	(104)	26	n/m
Total direct costs, selling, general and administrative costs	$80,689	$66,396	$14,293	22%

Segment performance measure
Technology	$21,760	$16,022	$5,738	36%
Bankruptcy and Settlement Administration	10,923	15,477	(4,554)	-29%
Total segment performance measure	$32,683	$31,499	$1,184	4%

Segment performance measure	$32,683	$31,499	$1,184	4%
Unallocated corporate expenses	(11,021)	(9,010)	(2,011)	22%
Share-based compensation expense	(2,825)	(1,549)	(1,276)	82%
Depreciation and software and leasehold amortization	(7,391)	(6,523)	(868)	13%
Amortization of intangible assets	(4,736)	(6,752)	2,016	-30%
Fair value adjustment to contingent consideration	—	5,471	(5,471)	n/m
Intangible asset impairment expense	—	(1,777)	1,777	n/m
Other operating expense (income)	(49)	54	(103)	n/m
Income from operations	6,661	11,413	(4,752)	-42%
Interest expense, net	(1,996)	(2,712)	716	-26%
Income before income taxes	$4,665	$8,701	$(4,036)	-46%

n/m — not meaningful

Technology Segment

Operating revenue increased $27.4 million compared to the prior year period primarily as a result of an increase in eDiscovery engagements as compared to the second quarter of 2012.  We expect continued strength in our global eDiscovery franchise as we progress through the remainder of 2013.

Direct, selling, general and administrative costs increased primarily in support of revenue growth and included a $16.2 million increase in direct compensation-related expenses primarily in support of our eDiscovery document review services, a $1.2 million increase related to other eDiscovery production costs, a $1.1 million increase in technology-related expenses and a $1.2 million increase in eDiscovery office related expenses.

Bankruptcy and Settlement Administration Segment

Operating revenue decreased $12.3 million as compared to the prior year.  Operating revenue for the three months ended June 30, 2012 included revenues from a large settlement administration engagement which increased legal notification and advertising services for that period.  Also contributing to the decrease in the second quarter of 2013 is a decrease in revenues resulting from the current cyclical downturn in bankruptcy filings.  We expect the current cyclical downturn in bankruptcy filings to continue through the remainder of 2013.  Settlement administration continues to be dependent on the timing and size of contracts awarded.

Direct, selling, general and administrative costs decreased $7.7 million compared to the prior year.  This decrease is primarily related to a decrease of $11.0 million in legal notification costs related to the large prior year engagement discussed above.  This decrease was partially offset by an increase of $1.2 million in compensation-related expenses, and a $1.7 million increase in outside services and other production costs.

Results of Operations for the Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations.  Also see our discussion of segment results in the “Results of Operations by Segment” section below.

Consolidated Results

			$ Change
	Six Months Ended June 30,		Increase /
Amounts in thousands	2013	2012	(Decrease)	% Change
Operating revenue	$207,884	$172,664	$35,220	20%
Reimbursable expenses	29,078	13,703	15,375	112%
Total Revenue	236,962	186,367	50,595	27%

Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	102,024	73,079	28,945	40%
Reimbursed direct costs	27,614	13,288	14,326	108%
Selling, general and administrative	69,359	60,264	9,095	15%
Depreciation and software and leasehold amortization	14,390	13,251	1,139	9%
Amortization of identifiable intangible assets	9,702	13,521	(3,819)	-28%
Fair value adjustment to contingent consideration	—	(5,471)	5,471	n/m
Intangible asset impairment expense	—	1,777	(1,777)	n/m
Other operating expense (income)	96	(225)	321	n/m
Total Operating Expense	223,185	169,484	53,701	32%

Income From Operations	13,777	16,883	(3,106)	-18%

Interest Expense (Income)
Interest expense	3,843	5,439	(1,596)	-29%
Interest income	(12)	(7)	(5)	71%
Net Interest Expense	3,831	5,432	(1,601)	-29%

Income Before Income Taxes	9,946	11,451	(1,505)	-13%

Provision for Income Taxes	3,167	4,255	(1,088)	-26%

Net Income	$6,779	$7,196	$(417)	-6%

n/m — not meaningful

Revenue

The increase in operating revenue for the six months ended June 30, 2013 as compared to the same period in the prior year was driven by a $33.4 million increase in the Technology segment and a $1.9 million increase in the Bankruptcy and Settlement Administration segment.

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

Operating Expense

The increase in direct cost of operating revenue, exclusive of depreciation and amortization, was primarily the result of the increase in and mix of operating revenue and includes a $24.0 million increase in direct compensation-related expenses in support of our eDiscovery document review services, a $5.4 million increase in outside services, partially offset by a $3.5 million decrease in legal notification and advertising services.

The increase in reimbursed direct costs for the six months ended June 30, 2013 as compared to the same period of 2012 corresponds to the increase in revenue from reimbursed expenses.

Selling, general and administrative expenses increased $9.1 million as compared to the prior year.  This increase relates primarily to an increase of $6.0 million in compensation-related expenses, a $1.3 million increase in outside professional services and a $1.0 million increase in office related expenses.

Depreciation and software and leasehold amortization costs increased $1.1 million as a result of increased depreciation on equipment and software related to investments in our business segments.

Amortization of intangible assets decreased related to certain of our intangible assets being amortized on an accelerated amortization method which decreases amortization expense over the estimated useful lives of the intangible assets.

Operating expenses for the six months ended June 30, 2012, included income of $5.5 million related to a fair value adjustment to contingent consideration related to our acquisition of De Novo in 2011.  Also included in the six months ended June 30, 2012 was intangible asset impairment expense of $1.8 million related to an impairment of the AACER® trade name acquired as part of the Jupiter eSources acquisition in 2010.

Interest Expense, Net

The decrease in net interest expense was primarily due to a $1.3 million decrease in accreted interest expense related to acquisition-related liabilities for the six months ended June 30, 2013 as compared to the same period in the prior year.

Income Taxes

Our effective tax rate for the six months ended June 30, 2013 was 31.8% compared to 37.2% in the prior year.  The year-over-year decreased tax rate is primarily due to the enactment of the 2012 American Taxpayer Relief Act which extended the federal research credit for both 2013 and 2012 tax years.  Since this law was not enacted until January 2, 2013, no tax benefit related to the federal research credit was recognized in 2012.  We have recognized approximately $0.4 million of tax benefit relating to the 2012 credits and a portion of our 2013 tax credits during 2013.

We have been informed that our income tax returns for the years ended December 31, 2009, 2010 and 2011will be audited by the State of New York beginning in the third quarter of this year. The outcome of the tax examination cannot be predicted with certainty, but we do not expect any adjustments to be material.  If any issues are resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income tax in the period such resolution occurs.

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

			$ Change
	Six Months Ended June 30,		Increase /	%
Amounts in thousands	2013	2012	(Decrease)	Change
Operating revenue
Technology	$124,913	$91,559	$33,354	36%
Bankruptcy and Settlement Administration	82,971	81,105	1,866	2%
Total operating revenue	$207,884	$172,664	$35,220	20%

Reimbursable expenses
Technology	$822	$722	$100	14%
Bankruptcy and Settlement Administration	28,256	12,981	15,275	118%
Total reimbursable expenses	$29,078	$13,703	$15,375	112%

Direct costs, selling, general and administrative costs
Technology	$87,666	$58,818	$28,848	49%
Bankruptcy and Settlement Administration	85,705	64,390	21,315	33%
Intercompany eliminations	(83)	(152)	69	n/m
Total direct costs, selling, general and administrative costs	$173,288	$123,056	$50,232	41%

Segment performance measure
Technology	$38,152	$33,615	$4,537	13%
Bankruptcy and Settlement Administration	25,522	29,696	(4,174)	-14%
Total segment performance measure	$63,674	$63,311	$363	1%

Segment performance measure	$63,674	$63,311	$363	1%
Unallocated corporate expenses	(21,345)	(20,172)	(1,173)	6%
Share-based compensation expense	(4,364)	(3,403)	(961)	28%
Depreciation and software and leasehold amortization	(14,390)	(13,251)	(1,139)	9%
Amortization of intangible assets	(9,702)	(13,521)	3,819	-28%
Fair value adjustment to contingent consideration	—	5,471	(5,471)	n/m
Intangible asset impairment expense	—	(1,777)	1,777	n/m
Other operating (income) expense	(96)	225	(321)	n/m
Income from operations	13,777	16,883	(3,106)	-18%
Interest expense, net	(3,831)	(5,432)	1,601	-29%
Income before income taxes	$9,946	$11,451	$(1,505)	-13%

n/m — not meaningful

Technology Segment

Operating revenue increased $33.4 million compared to the prior year period primarily as a result of an increase in eDiscovery engagements as compared to the first six months of 2012.  We expect continued strength in our global eDiscovery franchise as we progress through the remainder of 2013.

Direct, selling, general and administrative costs increased primarily in support of revenue growth and related to a $20.6 million increase in direct compensation-related expenses in support of our eDiscovery document review services, a $2.1 million increase in eDiscovery technology-related costs, and a $2.5 million increase in other production costs for eDiscovery.

Bankruptcy and Settlement Administration Segment

Operating revenue increased $1.9 million as compared to the prior year, primarily due to a large private anti-trust engagement which was principally completed in the first quarter of 2013 that increased legal notification and advertising services.  This increase was partially offset by decreases in revenues resulting from the current cyclical downturn in bankruptcy filings, as well as revenues in the six month period ended June 30, 2012 related to a large engagement which increased legal notification and advertising services for that period.

Direct, selling, general and administrative costs increased primarily related to a $2.3 million increase in compensation-related costs, a $4.4 million increase in other production costs, and a $14.1 million increase in reimbursed direct costs related to the large private anti-trust engagement which was active during the first six months of 2013, partially offset by a $3.5 million decrease in legal notification costs as compared to the six months ended June 30, 2012.  We expect the current cyclical downturn in bankruptcy filings to continue through the end of 2013.  Settlement administration continues to be dependent on the timing and size of contracts awarded.

Liquidity and Capital Resources

Cash flows from operating activities

During the six months ended June 30, 2013, our operating activities used net cash of $15.4 million. Included in net cash used by operating activities was net income of $6.8 million, including $29.8 million of non-cash expenses, for a total of $36.6 million. Cash used by operating activities also included a $52.0 million net use of cash resulting from changes in operating assets and liabilities, primarily from a $45.2 million increase in trade accounts receivable due to the following: (1) sequential revenue growth during the first half of 2013 as compared to the second half of 2012; and (2) an increase in days sales outstanding which resulted from the inclusion of customer accounts receivable related to several large active matters in the first half of 2013, which we expect to collect in the second half of 2013.  Cash used by operating activities also included a decrease in customer deposits which primarily related to the impact of the receipt in the fourth quarter of 2012 of a $14.3 million customer deposit related to a large settlement administration engagement and the current year expenditures for operating expenses related to that matter.  These uses of cash were partially offset by a $4.3 million increase in accounts payable and other liabilities.  Trade accounts receivable will fluctuate from period to period depending on the period to period change in revenue and the timing of revenue and collections. Accounts payable will fluctuate from period to period depending on the timing of purchases and payments.

During the six months ended June 30, 2012, our operating activities provided net cash of $38.6 million. Contributing to net cash provided by operating activities were net income of $7.2 million and non-cash expenses, such as depreciation and amortization and share-based compensation expense, of $30.2 million, for a total of $37.4 million. Also contributing to cash provided by operating activities was a $1.2 million net source of cash resulting from changes in operating assets and liabilities, resulting primarily from a $6.1 million increase in accounts payable and other liabilities, a $3.9 million decrease in prepaid expenses and other assets, offset by a $10.2 million increase in accounts receivable related to revenue growth.

Cash flows from investing activities

During the six months ended June 30, 2013 and 2012, we used cash of $12.2 million and $8.3 million, respectively, for the purchase of property and equipment, including computer hardware and purchased software licenses primarily for our Technology segment and purchased computer hardware primarily for our network infrastructure.  Also included in this amount for the six months ended June 30, 2013 was approximately $5.1 million related to the expansion of our Kansas City corporate headquarters.  Software development is essential to our continued growth, and, during the six months ended June 30, 2013 and 2012, we used cash of $3.2 million and $3.3 million, respectively, to fund internal costs related to the development of software.  We also paid $8.4 million during the six months ended June 30, 2012 for deferred acquisition consideration related to the acquisition of Jupiter eSources LLC on October 1, 2010.

Cash flows from financing activities

During the six months ended June 30, 2013, we borrowed $72.0 million and repaid $33.0 million under our senior revolving loan for a net increase of $39.0 million, along with $1.8 million of principal payments related to other debt.  The net proceeds from the senior revolving loan were used primarily to fund working capital requirements associated with sequential revenue growth.  In addition, we paid $6.5 million in dividends and used $3.5 million to repurchase shares required to be repurchased by the company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises.  See Notes 3 and 9 of our Notes to Condensed Consolidated Financial Statements for further information.

During the six months ended June 30, 2012, we borrowed $37.0 million and repaid $42.0 million under our senior revolving loan for a net reduction of $5.0 million along with $3.0 million of principal payments related to other debt.   In addition, we paid $3.6 million in dividends and used $3.5 million to repurchase shares required to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.

We believe that funds generated from working capital, plus our existing cash balances and amounts available under our credit facility, will be sufficient to meet our currently anticipated working capital requirements, internal software development expenditures, property, equipment and third party software expenditures, deferred acquisition price obligations, capital leases, dividend payments, common stock repurchases, interest payments due on our outstanding borrowings, and other contractual obligations.  We are in the process of restructuring our current credit facility to a senior secured credit facility comprised of a revolving credit facility and a term loan B facility.  The new facility is expected to be completed in the third quarter and will be used to refinance existing indebtedness and provide greater capital flexibility.

Foreign Cash

As of June 30, 2013 and December 31, 2012, our foreign subsidiaries had $1.3 million and $3.0 million, respectively, in cash located in financial institutions located outside of the United States.  We consider the earnings of our non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs.  Should we decide to repatriate the foreign earnings, we would have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

Off-balance Sheet Arrangements

We do not utilize off-balance sheet arrangements in our operations; however, we enter into operating leases in the ordinary course of business.  Our operating lease obligations are disclosed below under “Contractual Obligations”.

Contractual Obligations

There have been no significant developments outside the ordinary course of business with respect to our contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 5, 2013 (the “2012 Form 10-K”).

Critical Accounting Policies

In our 2012 Form 10-K, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  Other than the updates described below there have been no updates to the critical accounting policies contained in our 2012 Form 10-K.

Goodwill

We assess goodwill for impairment on an annual basis at a reporting unit level and have identified our operating segments (Technology segment and Bankruptcy and Settlement Administration segment) as our reporting units for purposes of testing for goodwill impairment.  In the first quarter of 2013, we reorganized our internal financial reporting structure.  Under the new structure, we began reporting our financial performance based on the following two reportable segments:  the Technology segment and the Bankruptcy and Settlement Administration segment.  The composition of the segment previously called eDiscovery remains unchanged and is now referred to as the Technology segment.  The former Bankruptcy segment and Settlement Administration segment were combined and are now reported as the Bankruptcy and Settlement Administration segment.  At the time of the prior year’s goodwill impairment testing, we had identified our three operating segments as our reporting units (eDiscovery, Bankruptcy, and Settlement Administration).  Based on the change in our operating segments effective in the first quarter of 2013, we evaluated our goodwill balances and determined that there was no impairment of goodwill as a result of this change.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which we are exposed include interest rates under our senior revolving credit facility, fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue and foreign exchange rates giving rise to translation.

Interest Rate Risk

Interest on our senior revolving credit facility is generally based on a spread, not to exceed 275 basis points over the LIBOR rate. As of June 30, 2013, we had borrowed $238.0 million under the senior revolving loan.

We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the senior revolving loan. As of June 30, 2013, the analysis indicated that such a movement would have increased our interest expense by approximately $0.7 million and $1.2 million for the three and six months ended June 30, 2013, respectively.

We earn deposit-based and service fees in our Chapter 7 bankruptcy business.  Deposit-based fees are earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients.  The fees we earn are based on assets placed on deposit by our trustee clients and may vary based on fluctuations in short-term interest rates.  Based on sensitivity analysis we performed for the three and six months ended June 30, 2013, a hypothetical 1% movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

We currently do not hold any interest rate hedges or other derivatives.

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

We performed a sensitivity analysis assuming a hypothetical 1% increase in foreign exchange rates applied to our 2013 results of operations.  For the three and six months ended June 30, 2013, the analysis indicated that such a movement would not have had a material effect on our total revenues, operating income or net income.

Item 4.                                 Controls and Procedures

(a)                                 Controls and Procedures

An evaluation was carried out by our Chief Executive Officer (the “CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operations of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) or 15d-15(e).  Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Change in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f), during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2012, our board of directors (the “Board”) authorized the repurchase, through December 31, 2013, of up to an aggregate of $35.0 million of our outstanding shares of common stock (the “2012 Program”).  There were no repurchases of shares under the 2012 Program during the three months ended June 30, 2013.

We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options.  During the three months ended June 30, 2013, we repurchased 96,534 shares for approximately $1.3 million to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises.

The following table presents the total number of shares repurchased during each month of the quarter ended June 30, 2013, the average price paid per share (including brokerage commissions paid by the Company), the number of shares that were repurchased as part of the 2012 Program, and the approximate dollar value of shares that may yet be repurchased under the 2012 Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 — April 30	57,011	$14.04	—	$31,700,000
May 1 — May 31	—	—	—	31,700,000
June 1 — June 30	39,523	$13.32	—	31,700,000
Total Activity for the Quarter Ended June 30, 2013	96,534	$13.75	—	$31,700,000

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

101.CAL†               XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†                 XBRL Taxonomy Definition Linkbase Document.

101.LAB†               XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†                 XBRL Taxonomy Extension Presentation Linkbase Document.

†         Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language).  (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiq Systems, Inc.

Date: July 30, 2013	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
Director
(Principal Executive Officer)

Date: July 30, 2013	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President Operations, Chief Financial Officer
(Principal Financial & Accounting Officer)