Form 10-Q
period 2013-09-30
EPIQ SYSTEMS INC
filed 2013-10-29
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2013
Common Stock, $0.01 par value per share	34,761,564 shares

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE:
Operating revenue	$109,837	$83,865	$317,721	$256,529
Reimbursable expenses	5,847	7,122	34,925	20,825
Total Revenue	115,684	90,987	352,646	277,354

OPERATING EXPENSE:
Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	52,126	34,346	154,150	107,425
Reimbursed direct costs	5,565	6,891	33,179	20,179
Selling, general and administrative expense	35,162	26,988	104,521	87,252
Depreciation and software and leasehold amortization	8,192	6,755	22,582	20,006
Amortization of identifiable intangible assets	4,761	6,804	14,463	20,325
Fair value adjustment to contingent consideration	—	(11,717)	—	(17,188)
Intangible asset impairment expense	—	—	—	1,777
Other operating income	(855)	—	(759)	(225)
Total Operating Expense	104,951	70,067	328,136	239,551

INCOME FROM OPERATIONS	10,733	20,920	24,510	37,803

INTEREST EXPENSE (INCOME):
Interest expense	4,101	1,926	7,944	7,365
Interest income	(2)	(5)	(14)	(12)
Net Interest Expense	4,099	1,921	7,930	7,353

INCOME BEFORE INCOME TAXES	6,634	18,999	16,580	30,450

PROVISION FOR INCOME TAXES	2,399	7,733	5,566	11,988

NET INCOME	$4,235	$11,266	$11,014	$18,462

NET INCOME PER SHARE INFORMATION:
Basic	$0.12	$0.31	$0.31	$0.51
Diluted	$0.11	$0.31	$0.30	$0.50
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,684	35,438	35,738	35,505
Diluted	36,497	36,344	36,634	36,427

Cash dividends declared per common share	$0.09	$0.09	$0.27	$0.205

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME	$4,235	$11,266	$11,014	$18,462
Other comprehensive income:
Foreign currency translation adjustment, net of tax	1,437	485	412	572
COMPREHENSIVE INCOME	$5,672	$11,751	$11,426	$19,034

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,520	$3,808
Trade accounts receivable, less allowance for doubtful accounts of $5,721 and $4,825, respectively	142,352	103,415
Prepaid expenses	8,654	9,967
Other current assets	1,140	3,414
Total Current Assets	189,666	120,604

LONG-TERM ASSETS:
Property and equipment, net	67,375	44,552
Internally developed software costs, net	17,233	18,905
Goodwill	404,204	404,211
Other intangibles, net of accumulated amortization of $104,562 and $90,099, respectively	45,488	59,951
Other long-term assets	12,724	6,493
Total Long-term Assets	547,024	534,112
Total Assets	$736,690	$654,716

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$11,059	$9,151
Accounts payable	17,112	17,351
Accrued compensation	12,041	5,086
Customer deposits	2,147	16,094
Deferred revenue	4,544	3,131
Dividends payable	3,170	3,231
Other accrued liabilities	7,375	6,905
Total Current Liabilities	57,448	60,949

LONG-TERM LIABILITIES:
Deferred income taxes	38,773	41,409
Other long-term liabilities	5,454	5,700
Long-term obligations, excluding current maturities	300,969	203,288
Total Long-term Liabilities	345,196	250,397

COMMITMENTS AND CONTINGENCIES EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; Issued and outstanding at September 30, 2013 — 40,298,852 and 35,296,518 shares, respectively Issued and outstanding at December 31, 2012 — 39,923,852 and 35,922,509 shares, respectively	403	399
Additional paid-in capital	292,580	291,065
Accumulated other comprehensive loss	(1,020)	(1,432)
Retained earnings	105,749	104,445
Treasury stock, at cost — 5,002,334 and 4,001,343 shares, respectively	(63,666)	(51,107)
Total Equity	334,046	343,370
Total Liabilities and Equity	$736,690	$654,716

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,014	$18,462
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and software and leasehold amortization	22,582	20,006
Amortization of intangible assets	14,463	20,325
Share-based compensation expense	5,696	5,134
Provision for doubtful accounts	1,632	1,776
Loan fee amortization and write-off	1,559	537
Fair value adjustment to contingent consideration	—	(17,188)
Intangible asset impairment expense	—	1,777
Accretion of discount	—	1,138
Deferred income tax (benefit) expense	(1,538)	4,614
Other, net	(796)	(112)
Changes in operating assets and liabilities:
Trade accounts receivable	(40,268)	(16,698)
Prepaid expenses and other assets	1,490	3,448
Accounts payable and other liabilities	5,742	(2,746)
Customer deposits	(13,947)	2,275
Deferred revenue	1,413	303
Excess tax benefit related to share-based compensation	(322)	—
Other	(128)	(474)
Net cash provided by operating activities	8,592	42,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28,087)	(12,591)
Internally developed software costs	(4,875)	(4,843)
Proceeds from sale of assets	5	491
Other investing activities, net	—	187
Net cash used in investing activities	(32,957)	(16,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	300,000	—
Proceeds from revolver borrowings	88,000	59,000
Payments to reduce revolver borrowings	(287,000)	(59,000)
Debt issuance costs	(8,105)	—
Payments under long-term obligations	(5,761)	(5,736)
Payment of deferred acquisition consideration	(3,139)	(8,400)
Excess tax benefit related to share-based compensation	322	—
Common stock repurchases (Note 9)	(17,793)	(5,939)
Cash dividends paid (Note 9)	(9,771)	(5,925)
Proceeds from exercise of stock options	969	617
Net cash provided by (used in) financing activities	57,722	(25,383)

Effect of exchange rate changes on cash	355	69

NET INCREASE IN CASH AND CASH EQUIVALENTS	33,712	507
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,808	2,838
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,520	$3,345

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

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. In the first quarter of 2013, we reorganized our internal management reporting structure.  Under the new structure, we began reporting our financial performance for our two reportable segments:  the Technology segment and the Bankruptcy and Settlement Administration segment.  The composition of the segment previously called eDiscovery remains unchanged and is now referred to as the Technology segment (“Technology”).  The former Bankruptcy segment and Settlement Administration segment were combined and are now reported as the Bankruptcy and Settlement Administration segment (“Bankruptcy and Settlement Administration”).  We assess goodwill for impairment on an annual basis at a reporting unit level and have identified our operating segments (Technology and Bankruptcy and Settlement Administration) as our reporting units for purposes of testing for goodwill impairment.  At the time of the prior year’s goodwill impairment testing, we had identified our three operating segments as our reporting units (eDiscovery, Bankruptcy, and Settlement Administration).  At the time of the change in reporting units during the first quarter of 2013, we evaluated our goodwill balance and determined that there was no impairment of goodwill as a result of the change in reporting units.

Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since our last annual test to indicate that it is more likely than not that the recorded goodwill balance had become impaired.  As of July 31, 2013, which is the date of our most recent impairment test, the fair value of each of our reporting units was in excess of the carrying value of the reporting unit.  Our consolidated goodwill totaled $404.2 million as of September 30, 2013.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We considered both a market approach and an income approach in order to develop an estimate of the fair value of each reporting unit for purposes of our annual impairment test.  When available, and as appropriate, we used market multiples derived from a set of competitors or companies with comparable market characteristics to establish fair values for a particular reporting unit (market approach).  We also estimated fair value using discounted projected cash flow analysis (income approach).  Potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. In addition, financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital, which is used to determine our discount rate, and through our stock price, which is used to determine our market capitalization. We may be required to recognize impairment of goodwill based on future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units.

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

The application of judgment, such as is required to complete a goodwill impairment test, inherently involves uncertainties and as such there can be no assurances that the estimates and assumptions made for purposes of our annual goodwill impairment test will prove to be accurate predictions of the future. If assumptions regarding forecasted revenues or margins of certain of our reporting units are not achieved, we may be required to record goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment loss would occur, and if it does occur whether such charge would be material.

Income Taxes

Our effective income tax rate for the nine months ending September 30, 2013 is lower than the U.S. federal statutory income tax rate. The lower effective tax rate is primarily due to the enactment of the 2012 American Taxpayer Relief Act which extended the federal research credit for both the 2013 and 2012 tax years. Since this law was not enacted until January 2, 2013, we have recognized approximately $0.4 million of tax benefit relating to the 2012 credits and a portion of our 2013 tax credits during 2013.  In addition, we generate taxable income in foreign jurisdictions that have income tax rates lower than the U.S federal statutory income tax rate.

For the three month period ending September 30, 2013 and September 2012 and the nine month period ending September 30, 2012, our effective income tax rate approximated the U.S federal statutory income tax rate.

NOTE 2:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the nine months ended September 30, 2013 was as follows:

	Technology Segment	Bankruptcy and Settlement Administration Segment	Total
	(in thousands)
Balance as of December 31, 2012	$189,248	$214,963	$404,211
Foreign currency translation	(7)	—	(7)
Balance as of September 30, 2013	$189,241	$214,963	$404,204

Identifiable intangible assets as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets:
Customer relationships	$124,512	$86,407	$124,512	$73,713
Trade names	6,591	2,272	6,591	1,650
Non-compete agreements	18,947	15,883	18,947	14,736
Total	$150,050	$104,562	$150,050	$90,099

Customer relationships, trade names, and non-compete agreements carry a weighted average life of seven years, eight years, and five years, respectively.

Amortization expense related to identifiable intangible assets was $4.8 million and $6.8 million for the three months ended September 30, 2013 and 2012, respectively, and $14.5 million and $20.3 million for the nine months ended September 30, 2013 and 2012, respectively.  The following table outlines the estimated future amortization expense related to intangible assets at September 30, 2013:

(in thousands)
Year Ending December 31,
2013 (from October 1, 2013 to December 31, 2013)	$4,371
2014	12,569
2015	9,893
2016	6,232
2017	5,390
2018 and thereafter	7,033
Total	$45,488

NOTE 3:   LONG-TERM OBLIGATIONS

The following is a summary of long-term debt and other long-term obligations outstanding (in thousands):

	Final Maturity Date	Weighted- Average Interest Rate	September 30, 2013	December 31, 2012
			(in thousands)
Senior secured term loan	August 2020	4.75%	$300,000	$—
Senior revolving loan	August 2018	—	—	199,000
Capital leases	April 2017	6.0%	6,943	2,860
Note payable	October 2014	2.2%	5,085	7,080
Acquisition-related liabilities	July 2013	—	—	3,499
Total long-term obligations, including current portion			312,028	212,439
Current maturities of long-term obligations
Senior secured term loan			3,000	—
Capital leases			4,002	1,640
Notes payable			4,057	4,012
Acquisition-related liabilities			—	3,499
Total current maturities of long-term obligations			11,059	9,151
Total long-term obligations			$300,969	$203,288

2013 Secured Credit Facility

On August 27, 2013, we entered into a $400 million senior secured credit facility consisting of a senior revolving loan in a principal amount equal to $100 million, maturing in August 2018, and a senior secured term loan in a principal amount equal to $300 million, maturing in August 2020 (the “Credit Facility”).  The Credit Facility replaces the Fourth Amended and Restated Credit and Security Agreement, dated as of April 25, 2011 (the “Former Credit Facility”).

During the term of the Credit Facility, Epiq has the right, subject to compliance with the covenants specified in the Credit Facility, to increase the Credit Facility to a maximum of $600 million including increasing the total borrowing capacity under the senior revolving loan up to a maximum of $200 million.  The Credit Facility is secured by liens on our real property and a significant portion of our personal property.

Proceeds from the senior secured term loan were used to pay for, among other items, fees and expenses of approximately $8.1 million associated with the Credit Facility, and the repayment of the outstanding balance under the Former Credit Facility, which was then terminated.  During the three months ended September 30, 2013, approximately $1.0 million was included in interest expense on the accompanying Condensed Consolidated Statements of Income, related to the write-off of a portion of the unamortized deferred debt issuance costs for the Former Credit Facility. Within 90 days following the August 27, 2013 closing date of the Credit Facility, we are required, under terms specified in the Credit Facility, to enter into a hedging arrangement related to protection against interest rate fluctuations.  As of the filing date these financial statements were issued we have not yet entered into any hedging arrangements.

The senior secured term loan bears interest as follows: (1) 2.75% plus prime rate subject to a 2% floor; or (2) 3.75% plus one, two, three or six month LIBOR rate subject to a 1% LIBOR floor.  As of September 30, 2013, all outstanding borrowings under the term loan were based on LIBOR subject to a 1% LIBOR floor and the applicable margin was 3.75%.

Borrowings under the senior revolving loan bear interest at various rates based on our total net leverage ratio with two rate options as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 200 to 300 basis points; and (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 300 to 400 basis points.  As of September 30, 2013, there were no borrowings outstanding under the senior revolving loan.

Commencing on December 31, 2013, the term loan facility requires quarterly payments of principal, in equal installments, in an aggregate principal amount equal to 0.25% per quarter, or approximately $3.0 million annually, of the original aggregate principal amount of the term loan facility and a final installment equal to the remaining principal balance in August 2020.

The Credit Facility contains a financial covenant related to a net leverage ratio (as defined in the Credit Facility)  which is not permitted to exceed 4.50 to 1.00 as well as other customary covenants related to limitations on (i) creating liens, debt, guarantees or other contingent obligations, (ii) engaging in mergers, acquisitions and consolidations, (iii) paying dividends or other distributions to, and redeeming and repurchasing securities from, equity holders, (iv) prepaying, redeeming or repurchasing subordinated or junior debt, and (v) engaging in certain transactions with affiliates, in each case, subject to customary exceptions. As of September 30, 2013, we were in compliance with all covenants.

The annual maturities under the senior secured term loan, due August 2020, for the next five fiscal years and thereafter are:

(in thousands)
Year Ending December 31,
2013	$750
2014	3,000
2015	3,000
2016	3,000
2017	3,000
2018 and Thereafter	287,250
Total	$300,000

Capital Leases

We lease certain equipment under capital leases that generally require monthly payments with final maturity dates during various periods through 2017.  As of September 30, 2013, our capital lease obligations had a weighted-average interest rate of approximately 6.0%.

Note Payable

During 2011 we entered into a note payable related to a software license agreement that bears interest of approximately 2.2% and is payable quarterly through October 2014.

Acquisition-related Liabilities

Amounts recorded in connection with acquisition-related liabilities as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
De Novo deferred acquisition price
Current portion	$—	$3,499
Total De Novo deferred acquisition price	$—	$3,499

De Novo Legal LLC

In connection with the acquisition of De Novo Legal LLC (“De Novo”) on December 28, 2011, a portion of the purchase price was deferred and was being held for potential indemnification claims.  During the third quarter of 2013 we paid $3.1 million of the deferred purchase price, adjusted for indemnification claims, to the sellers. The balance remaining after payment to the sellers of $0.8 million was written off as a credit to operating expense, which is included in Other Operating Income on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013.

The undiscounted amount of all potential future payments that could be required under the De Novo contingent consideration opportunity is between $0 and $29.1 million over the remaining measurement period which ends on December 31, 2013.  Based on our assessments of projected revenue over the remainder of the measurement period, we determined that it is not likely that any contingent consideration for De Novo will be realized and as such there is no liability recorded related to this contingent consideration as of September 30, 2013 and December 31, 2012.

Jupiter eSources LLC

The undiscounted amount of all potential future payments that could be required under the Jupiter eSources LLC (“Jupiter eSources”) contingent consideration is between $0 and $10.0 million over the remaining measurement period through December 2014.  Based on our assessments of projected revenue over the remainder of the measurement period, we determined that it is not likely that any contingent consideration for Jupiter eSources will be realized and as such there is no liability recorded related to this contingent consideration as of September 30, 2013 and December 31, 2012.

In connection with the acquisition of Jupiter eSources we withheld a portion of the purchase price for potential claims for indemnification and purchase price adjustments in the amount of $8.4 million that was paid in May 2012.  The $8.4 million payment was previously misclassified as an investment activity and has been reclassified as a financing activity in the unaudited Condensed Consolidated Statement of Cash Flows for the nine month period ended September 30, 2012.

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

The computation of basic and diluted net income per share for the three and nine months ended September 30, 2013 is as follows:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)

Net income	$4,235			$11,014
Less: amounts allocated to nonvested shares	(43)			(111)

Basic net income available to common stockholders	4,192	35,684	$0.12	10,903	35,738	$0.31

Effect of dilutive securities:
Stock options	—	813		—	896
Add back: amounts allocated to nonvested shares	43	—		111	—
Less: amounts re-allocated to nonvested shares	(43)	—		(111)	—
Diluted net income available to common stockholders	$4,192	36,497	$0.11	$10,903	36,634	$0.30

The computation of basic and diluted net income per share for the three and nine months ended September 30, 2012 is as follows:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)

Net income	$11,266			$18,462
Less: amounts allocated to nonvested shares	(135)			(221)

Basic net income available to common stockholders	11,131	35,438	$0.31	18,241	35,505	$0.51

Effect of dilutive securities:
Stock options	—	906		—	922
Add back: amounts allocated to nonvested shares	135	—		221	—
Less: amounts re-allocated to nonvested shares	(135)	—		(221)	—
Diluted net income available to common stockholders	$11,131	36,344	$0.31	$18,241	36,427	$0.50

For the three months ended September 30, 2013 and 2012, weighted-average outstanding stock options totaling approximately 2.3 million and 3.1 million, respectively, were anti-dilutive and for the nine months ended September 30, 2013 and 2012, weighted-average outstanding stock options totaling approximately 2.4 million and 3.1 million, respectively, were anti-dilutive and therefore not included in the computation of diluted net income per share.

NOTE 5:   SHARE-BASED COMPENSATION

The fair value of the share-based awards is measured at grant date and the resulting compensation expense is recognized on a straight-line basis over the requisite service period.  The following table presents share-based compensation expense, which is a non-cash charge, included in the below noted captions within the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Direct cost of services	$20	$65	$640	$186
Selling, general and administrative	1,312	1,666	5,056	4,948
Share-based compensation expense	1,332	1,731	5,696	5,134
Income tax benefit	(575)	(762)	(2,216)	(2,249)
Total share-based compensation expense, net of tax	$757	$969	$3,480	$2,885

We grant stock options, stock appreciation rights, and restricted stock awards under our 2004 Equity Incentive Plan, as amended (the “2004 Plan”), which allows for the issuance of 7,500,000 shares.  We settle stock option exercises and the vesting of restricted stock awards with newly issued authorized shares or the reissuance of treasury stock. Shares granted that expire, terminate or are forfeited are then available for reissuance as future grants. At September 30, 2013, there were approximately 575,000 shares available for future grants under the 2004 Plan.

During the nine months ended September 30, 2013, we granted 527,600 restricted stock awards at a weighted-average grant date price of $12.90 per share of which 330,000 shares will vest upon certification by the compensation committee of the Company’s Board of directors (the “Board”) of the achievement of certain company financial performance criteria for the calendar year ending December 31, 2013 and 164,100 shares vested upon issuance.  The remaining 33,500 restricted stock awards vest one year from the grant date. As of September 30, 2013, we have assessed the likelihood that the performance condition will be met and have recorded the related expense based on the estimated outcome.

No options were granted during the nine months ended September 30, 2013.  As of September 30, 2013 there was $4.1 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based awards, which will be recognized over a weighted-average period of 2.1 years.

NOTE 6:   SEGMENT REPORTING

In the first quarter of 2013, we reorganized our internal management reporting structure.  Under the new structure, we began reporting our financial performance based on the following two reportable segments:  the Technology segment and the Bankruptcy and Settlement Administration segment.  The composition of the segment previously called eDiscovery remains unchanged and is now referred to as the Technology segment.  The former Bankruptcy segment and Settlement Administration segment were combined and will now be reported as the Bankruptcy and Settlement Administration segment.  Although our consolidated results of operations, financial position and cash flows were not impacted, we have updated the segment disclosures for prior periods to reflect our new internal management reporting structure.

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

Following is a summary of segment information for the three months ended September 30, 2013.

	Three Months Ended September 30, 2013
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$75,624	$34,213	$—	$109,837
Intersegment revenues	154	—	(154)	—

Operating revenues including intersegment revenue	75,778	34,213	(154)	109,837
Reimbursable expenses	676	5,171	—	5,847
Total revenues	76,454	39,384	(154)	115,684

Direct costs, selling, general and administrative costs	50,857	28,589	(154)	79,292
Segment performance measure	$25,597	$10,795	$—	$36,392

Following is a summary of segment information for the three months ended September 30, 2012.

	Three Months Ended September 30, 2012
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$50,896	$32,969	$—	$83,865
Intersegment revenues	42	—	(42)	—

Operating revenues including intersegment revenue	50,938	32,969	(42)	83,865
Reimbursable expenses	441	6,681	—	7,122
Total revenues	51,379	39,650	(42)	90,987

Direct costs, selling, general and administrative costs	31,584	28,420	(42)	59,962
Segment performance measure	$19,795	$11,230	$—	$31,025

Following is a reconciliation of our segment performance measure to income before income taxes.

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Segment performance measure	$36,392	$31,025
Unallocated corporate expenses	(12,229)	(6,532)
Share-based compensation expense	(1,332)	(1,731)
Depreciation and software and leasehold amortization	(8,192)	(6,755)
Amortization of intangible assets	(4,761)	(6,804)
Fair value adjustment to contingent consideration	—	11,717
Other operating income	855	—
Income from operations	10,733	20,920
Interest expense, net	(4,099)	(1,921)
Income before income taxes	$6,634	$18,999

Following is a summary of segment information for the nine months ended September 30, 2013.

	Nine Months Ended September 30, 2013
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$200,537	$117,184	$—	$317,721
Intersegment revenues	237	—	(237)	—

Operating revenues including intersegment revenue	200,774	117,184	(237)	317,721
Reimbursable expenses	1,498	33,427	—	34,925
Total revenues	202,272	150,611	(237)	352,646

Direct costs, selling, general and administrative costs	138,523	114,294	(237)	252,580
Segment performance measure	$63,749	$36,317	$—	100,066

Following is a summary of segment information for the nine months ended September 30, 2012.

	Nine Months Ended September 30, 2012
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$142,455	$114,074	$—	$256,529
Intersegment revenues	194	—	(194)	—

Operating revenues including intersegment revenue	142,649	114,074	(194)	256,529
Reimbursable expenses	1,163	19,662	—	20,825
Total revenues	143,812	133,736	(194)	277,354

Direct costs, selling, general and administrative costs	90,402	92,810	(194)	183,018
Segment performance measure	$53,410	$40,926	$—	$94,336

Following is a reconciliation of our segment performance measure to income before income taxes.

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Segment performance measure	$100,066	$94,336
Unallocated corporate expenses	(33,574)	(26,704)
Share-based compensation expense	(5,696)	(5,134)
Depreciation and software and leasehold amortization	(22,582)	(20,006)
Amortization of intangible assets	(14,463)	(20,325)
Fair value adjustment to contingent consideration	—	17,188
Intangible asset impairment expense	—	(1,777)
Other operating income	759	225
Income from operations	24,510	37,803
Interest expense, net	(7,930)	(7,353)
Income before income taxes	$16,580	$30,450

Following are total assets by segment.

	September 30, 2013	December 31, 2012
	(in thousands)
Assets
Technology	$367,736	$335,051
Bankruptcy and Settlement Administration	277,707	296,811
Unallocated corporate	91,247	22,854
Total consolidated assets	$736,690	$654,716

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1. There have been no transfers between Level 1 and Level 2 during the nine months ended September 30, 2013.  In connection with the acquisitions of De Novo and Jupiter eSources, we established liabilities related to potential contingent consideration that were considered to be Level 3 liabilities.  These liabilities were valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value. As of September 30, 2013 and December 31, 2012, the value of these liabilities was $0.

For fair value measurements categorized within Level 3 of the fair value hierarchy, our accounting and finance management, who report to the chief financial officer, determine our valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance management and are approved by the chief financial officer.  Fair value calculations are generally prepared with the assistance of third-party valuation experts who rely on discussions with management in addition to the use of management’s assumptions and estimates as they relate to the assets or liabilities in Level 3.  Such assumptions and estimates include such inputs as estimates of future cash flows, projected profit and loss information, discount rates, and assumptions as they relate to future pertinent events.  Through regular interaction with the third-party valuation experts, finance and accounting management determine that the valuation techniques used and inputs and outputs of the models reflect the requirements of accounting standards as they relate to fair value measurements.  Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. As of September 30, 2013 there were no assets or liabilities that were measured and recorded at fair value on a recurring basis.

Fair Value of Financial Assets and Liabilities

As of September 30, 2013 and December 31, 2012, the carrying value of our trade accounts receivable, accounts payable, certain other liabilities, and capital leases approximated fair value. The amount outstanding under our Credit Facility was $300.0 million as of September 30, 2013 and the amount outstanding under our Former Credit Facility was $199.0 million at December 31, 2012, respectively, both of which approximated fair value due to the borrowing rates currently available to us for debt with similar terms and are classified as Level 2.

NOTE 8:    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012

Cash paid for:
Interest	$7,321	$5,677
Income taxes, net	4,869	4,959
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	5,923	1,191
Dividends declared but not yet paid	3,170	3,233
Capitalized lease obligations incurred	7,902	176

NOTE 9:               EQUITY

Share Repurchases

On June 1, 2012, our Board authorized the repurchase, through December 31, 2013, of up to an aggregate of $35.0 million of our outstanding shares of common stock (the “2012 Program”).  Through June 30, 2013, approximately $31.7 million remained outstanding under the 2012 Program, and on September 5, 2013, we announced that we reactivated the 2012 Program.  As of September 30, 2013 we had purchased 1,132,040 shares under the 2012 Program during the nine months ended September 30, 2013 at an average cost of $12.62 per share.  As of September 30, 2012, we had purchased 283,980 shares of common stock under the 2012 Program for approximately $3.3 million, at an average cost of $11.62 per share.

We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options.  During the three months ended September 30, 2013 and 2012, we repurchased 60,198 shares and 44,588 shares, respectively, for approximately $0.8 million and $0.6 million, respectively, to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises. During the nine months ended September 30, 2013 and September 30, 2012, we repurchased 332,027 shares and 213,681 shares, respectively, for approximately $4.3 million and $2.6 million, respectively, to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises.

Dividends

On February 28, 2013, the Board declared a cash dividend of $0.09 per outstanding share of common stock, which was paid on June 3, 2013 to shareholders of record as of the close of business on May 1, 2013.

On June 13, 2013, the Board declared a cash dividend of $0.09 per outstanding share of common stock, which was paid on September 9, 2013 to shareholders of record as of the close of business on August 1, 2013.

On September 5, 2013, the Board declared a cash dividend of $0.09 per outstanding share of common stock, which is payable on December 9, 2013 to shareholders of record as of the close of business on November 1, 2013.

Dividends payable were approximately $3.2 million at September 30, 2013 and December 31, 2012.

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

In the first quarter of 2013, we reorganized our internal management reporting structure.  Under the new structure, we began reporting our financial performance based on the following two reportable segments:  the Technology segment and the Bankruptcy and Settlement Administration segment.  The composition of the segment previously called eDiscovery remains unchanged and is now referred to as the Technology segment.  The former Bankruptcy segment and Settlement Administration segment were combined and are now reported as the Bankruptcy and Settlement Administration segment.  Although our consolidated results of operation, financial position and cash flows will not be impacted, we have updated the segment disclosures for prior periods to reflect our new internal management reporting structure.

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

Bankruptcy is an integral part of the United States’ economy.  As of the most recently reported data by the Administrative Office of the U.S. Courts for the twelve-month period ended June 30, 2013, there were approximately 1.13 million new bankruptcy filings as compared to 1.31 million bankruptcy filings for the prior twelve-month period ended June 30, 2012. This number of bankruptcy filings represents the lowest level in any 12-month period since the twelve-month period ended December 31, 2008.  Bankruptcy filings for the twelve-month period ended June 30, 2013 decreased 13% versus the prior twelve-month period with Chapter 7 filings declining 15%, Chapter 11 filings declining 12%, and Chapter 13 filings declining 10%.

This segment provides solutions that address the needs of Chapter 7, Chapter 11, and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

•                  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2012, accounted for approximately 68% of all bankruptcy filings.  In a Chapter 7 case, the debtor’s assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors.  Chapter 7 cases typically last several years.

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

•                  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2012, accounted for approximately 31% of all bankruptcy filings.  In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors.  Chapter 13 cases typically last between three and five years.

Our trustee services deposit portfolio averaged approximately $1.8 billion during the nine months ended September 30, 2013 as compared to approximately $2.0 billion for the nine months ended September 30, 2012, and our interest-based deposit fees continued at low pricing levels under our agreements due to the low short-term interest rate environment.

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

The key participants in a bankruptcy proceeding include the debtor-in-possession, the debtor’s legal counsel, the creditors, the creditors’ legal counsel, and the bankruptcy judge.  Chapter 7 and Chapter 13 cases also include a professional bankruptcy trustee, who is responsible for administering the bankruptcy case. The end-user customers of our Chapter 7 and Chapter 13 bankruptcy businesses are professional bankruptcy trustees and our Chapter 11 customers are debtor corporations that file a plan of reorganization.  The Executive Office for United States Trustees, a division of the United States Department of Justice, appoints all bankruptcy trustees.  A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system.  The bankruptcy trustee’s primary responsibilities include liquidating the debtor’s assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court.  Trustees manage an entire caseload of bankruptcy cases simultaneously.

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

Results of Operations for the Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations.  Also see our discussion of segment results in the “Results of Operations by Segment” section below.

Consolidated Results

	Three Months Ended September 30,		$ Change Increase /
Amounts in thousands	2013	2012	(Decrease)	% Change
Operating revenue	$109,837	$83,865	$25,972	31%
Reimbursable expenses	5,847	7,122	(1,275)	-18%
Total Revenue	115,684	90,987	24,697	27%

Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	52,126	34,346	17,780	52%
Reimbursed direct costs	5,565	6,891	(1,326)	-19%
Selling, general and administrative	35,162	26,988	8,174	30%
Depreciation and software and leasehold amortization	8,192	6,755	1,437	21%
Amortization of identifiable intangible assets	4,761	6,804	(2,043)	-30%
Fair value adjustment to contingent consideration	—	(11,717)	11,717	n/m
Other operating income	(855)	—	(855)	n/m
Total Operating Expense	104,951	70,067	34,884	50%

Income From Operations	10,733	20,920	(10,187)	-49%

Interest Expense (Income)
Interest expense	4,101	1,926	2,175	113%
Interest income	(2)	(5)	3	n/m
Net Interest Expense	4,099	1,921	2,178	113%

Income Before Income Taxes	6,634	18,999	(12,365)	-65%

Provision for Income Taxes	2,399	7,733	(5,334)	-69%

Net Income	$4,235	$11,266	$(7,031)	-62%

n/m — not meaningful

Revenue

The increase in operating revenue for the three months ended September 30, 2013 as compared to the same period in the prior year was driven by a $24.7 million increase in the Technology segment along with a $1.2 million increase in the Bankruptcy and Settlement Administration segment.

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

Operating Expense

The $17.8 million increase in direct cost of operating revenue, exclusive of depreciation and amortization, was primarily the result of the increase in and the mix of operating revenue and includes a $15.0 million increase in direct compensation-related costs primarily in support of the revenue growth in our Technology segment.  Outside services operating expenses also increased by $3.7 million related to our revenue growth.  These increases were partially offset by a $1.1 million decrease in costs for legal notification and advertising services.

The decline in reimbursed direct costs for the three months ended September 30, 2013 as compared to the same period of 2012 corresponds to the decline in revenue from reimbursed expenses.

Selling, general and administrative expenses increased $8.2 million primarily as a result of an increase in the number of employees to support increased revenues, primarily in the Technology segment and included an increase of $3.9 million in compensation-related expense, an increase of $1.2 million in travel related expense, an increase of $1.2 million in office-related expenses such as lease expense, maintenance, utilities and supplies and a $0.9 million increase in outside professional services.

Depreciation and software and leasehold amortization costs increased $1.4 million as a result of increased depreciation on equipment and software related to segment investments.

Amortization of intangible assets decreased related to certain of our intangible assets being amortized on an accelerated amortization method which are at lower amortization stages of the estimated useful lives of the intangible assets.

Operating expenses for the three months ended September 30, 2012, included income of $11.7 million related to a fair value adjustment to contingent consideration related to our acquisition of De Novo in 2011.  No fair value adjustment to contingent consideration is included in operating expenses for the three months ended September 30, 2013.

Interest Expense, Net

The increase in net interest expense was primarily due to increased borrowings during the third quarter of 2013 as compared to the prior year and the partial write-off of loan fees in the amount of $1.0 million associated with the former credit facility.  See Note 3 of our Notes to Condensed Consolidated Financial Statements for further information.

Income Taxes

Our effective tax rate for the three months ended September 30, 2013 was 36.2% compared to 40.7% in the prior year. The lower rate is primarily due to a current year income being generated in lower tax-rate jurisdictions.

On September 13, 2013, the United States Department of the Treasury and the Internal Revenue Service issued final regulations that provide guidance for taxpayers in determining whether a taxpayer must capitalize costs, for tax return purposes, incurred in acquiring, maintaining or improving tangible personal property.  The regulations are generally effective for taxable years beginning on or after January 1, 2014.  We do not believe it will have a material impact on our financial statements.

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

	Three Months Ended September 30,		$ Change Increase /	%
Amounts in thousands	2013	2012	(Decrease)	Change
Operating revenue
Technology	$75,624	$50,896	$24,728	49%
Bankruptcy and Settlement Administration	34,213	32,969	1,244	4%
Total operating revenue	$109,837	$83,865	$25,972	31%

Reimbursable expenses
Technology	$676	$441	$235	53%
Bankruptcy and Settlement Administration	5,171	6,681	(1,510)	-23%
Total reimbursable expenses	$5,847	$7,122	$(1,275)	-18%

Direct costs, selling, general and administrative costs
Technology	$50,857	$31,584	$19,273	61%
Bankruptcy and Settlement Administration	28,589	28,420	169	1%
Intercompany eliminations	(154)	(42)	(112)	n/m
Total direct costs, selling, general and administrative costs	$79,292	$59,962	$19,330	32%

Segment performance measure
Technology	$25,597	$19,795	$5,802	29%
Bankruptcy and Settlement Administration	10,795	11,230	(435)	-4%
Total segment performance measure	$36,392	$31,025	$5,367	17%

Segment performance measure	$36,392	$31,025	$5,367	17%
Unallocated corporate expenses	(12,229)	(6,532)	(5,697)	87%
Share-based compensation expense	(1,332)	(1,731)	399	-23%
Depreciation and software and leasehold amortization	(8,192)	(6,755)	(1,437)	21%
Amortization of intangible assets	(4,761)	(6,804)	2,043	-30%
Fair value adjustment to contingent consideration	—	11,717	(11,717)	n/m
Other operating income	855	—	855	n/m
Income from operations	10,733	20,920	(10,187)	-49%
Interest expense, net	(4,099)	(1,921)	(2,178)	113%
Income before income taxes	$6,634	$18,999	$(12,365)	-65%

n/m — not meaningful

Technology Segment

Operating revenue increased $24.7million compared to the prior year period primarily as a result of an increase in eDiscovery engagements as compared to the third quarter of 2012.  We expect continued strength in our global eDiscovery franchise as we progress through the remainder of 2013.

Direct, selling, general and administrative costs increased primarily in support of revenue growth and included a $15.5 million increase in direct compensation-related expenses primarily in support of our eDiscovery document review services, a $1.5 million increase in technology-related expenses, a $1.1 million increase in office related expenses, and a $0.6 million increase related to other production costs.

The Technology segment’s financial results for the three months ended September 30, 2013 reflect the impact of strategic investments primarily in support of global expansion and revenue growth of the eDiscovery franchise as well as a higher mix of eDiscovery document review services compared to the prior year which have lower operating margins than the Company’s overall margin.

Bankruptcy and Settlement Administration Segment

Operating revenue increased $1.2 million as compared to the prior year.  Operating revenue for the three months ended September 30, 2013 included revenues from a large settlement administration engagement which increased legal notification and advertising services for that period.  This increase was offset by a decline in revenues resulting from the current cyclical downturn in bankruptcy filings.  We expect the current cyclical downturn in bankruptcy filings to continue through the remainder of 2013.  Settlement administration continues to be dependent on the timing and size of contracts awarded.

Direct, selling, general and administrative costs in the third quarter of 2013 were comparable to the same period in the prior year.

The Bankruptcy and Settlement Administration segment’s financial results for the three months ended September 30, 2013 reflect a higher mix of settlement administration services as compared to the prior year which have lower operating margins than the Company’s overall margin.

Results of Operations for the Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations.  Also see our discussion of segment results in the “Results of Operations by Segment” section below.

Consolidated Results

	Nine Months Ended September 30,		$ Change Increase /
Amounts in thousands	2013	2012	(Decrease)	% Change
Operating revenue	$317,721	$256,529	$61,192	24%
Reimbursable expenses	34,925	20,825	14,100	68%
Total Revenue	352,646	277,354	75,292	27%

Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	154,150	107,425	46,725	43%
Reimbursed direct costs	33,179	20,179	13,000	64%
Selling, general and administrative	104,521	87,252	17,269	20%
Depreciation and software and leasehold amortization	22,582	20,006	2,576	13%
Amortization of identifiable intangible assets	14,463	20,325	(5,862)	-29%
Fair value adjustment to contingent consideration	—	(17,188)	17,188	n/m
Intangible asset impairment expense	—	1,777	(1,777)	n/m
Other operating income	(759)	(225)	(534)	n/m
Total Operating Expense	328,136	239,551	88,585	37%

Income From Operations	24,510	37,803	(13,293)	-35%

Interest Expense (Income)
Interest expense	7,944	7,365	579	8%
Interest income	(14)	(12)	(2)	n/m
Net Interest Expense	7,930	7,353	577	8%

Income Before Income Taxes	16,580	30,450	(13,870)	-46%

Provision for Income Taxes	5,566	11,988	(6,422)	-54%

Net Income	$11,014	$18,462	$(7,448)	-40%

n/m — not meaningful

Revenue

The increase in operating revenue for the nine months ended September 30, 2013 as compared to the same period in the prior year was driven by a $58.1 million increase in the Technology segment and a $3.1 million increase in the Bankruptcy and Settlement Administration segment.

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

Operating Expense

The increase of $46.7 million in direct cost of operating revenue, exclusive of depreciation and amortization, was primarily the result of the increase in and mix of operating revenue and includes a $37.1 million increase in direct compensation-related expenses primarily in support of our eDiscovery document review services, a $9.2 million increase in outside services, partially offset by a $4.6 million decrease in legal notification and advertising services..

The increase in reimbursed direct costs for the nine months ended September 30, 2013 as compared to the same period of 2012 corresponds to the increase in revenue from reimbursed expenses.

Selling, general and administrative expenses increased $17.3 million as compared to the prior year primarily as a result of an increase in the number of employees to support increased revenue, primarily in the Technology segment and included an increase of $9.9 million in compensation-related expenses, an increase of $2.8 million in travel related expense, a $2.1 million increase in outside professional services and a $2.2 million increase in office related expenses.

Depreciation and software and leasehold amortization costs increased $2.6 million as a result of increased depreciation on equipment and software related to segment investments.

Amortization of intangible assets decreased related to certain of our intangible assets being amortized on an accelerated amortization method which are at lower amortization stages of the estimated useful lives of the intangible assets.

Operating expenses for the nine months ended September 30, 2012, included income of $17.2 million related to a fair value adjustment to contingent consideration related to our acquisition of De Novo in 2011. No fair value adjustment to contingent consideration is included in operating expenses for the nine months ended September 30, 2013. Also included in the nine months ended September 30, 2012 was intangible asset impairment expense of $1.8 million related to an impairment of the AACER® trade name acquired as part of the Jupiter eSources acquisition in 2010.

Interest Expense, Net

The change in net interest expense was primarily due to an increase in third-party bank debt interest expense, the write-off of loan fees in the amount of $1.0 million related to the former credit facility offset by a $1.2 million decrease in accreted interest expense related to acquisition-related liabilities for the nine months ended September 30, 2013 as compared to the same period in the prior year.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2013 was 33.6% compared to 39.4% in the prior year.  The lower tax rate compared to the prior year is primarily due to the enactment of the 2012 American Taxpayer Relief Act which extended the federal research credit for both the 2013 and 2012 tax years. Since this law was not enacted until January 2, 2013, no tax benefit related to the federal research credit was recognized in 2012. We have recognized approximately $0.4 million of tax benefit relating to the 2012 credits and a portion of our 2013 tax credits during 2013.  The decreased rate was also impacted by current year income being generated in lower tax-rate jurisdictions.

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

	Nine Months Ended September 30,		$ Change Increase /	%
Amounts in thousands	2013	2012	(Decrease)	Change
Operating revenue
Technology	$200,537	$142,455	$58,082	41%
Bankruptcy and Settlement Administration	117,184	114,074	3,110	3%
Total operating revenue	$317,721	$256,529	$61,192	24%

Reimbursable expenses
Technology	$1,498	$1,163	$335	29%
Bankruptcy and Settlement Administration	33,427	19,662	13,765	70%
Total reimbursable expenses	$34,925	$20,825	$14,100	68%

Direct costs, selling, general and administrative costs
Technology	$138,523	$90,402	$48,121	53%
Bankruptcy and Settlement Administration	114,294	92,810	21,484	23%
Intercompany eliminations	(237)	(194)	(43)	22%
Total direct costs, selling, general and administrative costs	$252,580	$183,018	$69,562	38%

Segment performance measure
Technology	$63,749	$53,410	$10,339	19%
Bankruptcy and Settlement Administration	36,317	40,926	(4,609)	-11%
Total segment performance measure	$100,066	$94,336	$5,730	6%

Segment performance measure	$100,066	$94,336	$5,730	6%
Unallocated corporate expenses	(33,574)	(26,704)	(6,870)	26%
Share-based compensation expense	(5,696)	(5,134)	(562)	11%
Depreciation and software and leasehold amortization	(22,582)	(20,006)	(2,576)	13%
Amortization of intangible assets	(14,463)	(20,325)	5,862	-29%
Fair value adjustment to contingent consideration	—	17,188	(17,188)	n/m
Intangible asset impairment expense	—	(1,777)	1,777	n/m
Other operating income	759	225	534	n/m
Income from operations	24,510	37,803	(13,293)	-35%
Interest expense, net	(7,930)	(7,353)	(577)	8%
Income before income taxes	$16,580	$30,450	$(13,870)	-46%

n/m — not meaningful

Technology Segment

Operating revenue increased $58.1 million compared to the prior year period primarily as a result of an increase in eDiscovery engagements as compared to the first nine months of 2012.  We expect continued strength in our global eDiscovery franchise as we progress through the remainder of 2013.

Direct, selling, general and administrative costs increased primarily in support of revenue growth and related to a $38.2 million increase in direct compensation-related expenses primarily in support of our eDiscovery document review services, a $3.6 million increase in information technology-related costs, a $3.2 million increase in other production costs and a $1.5 million increase in office related expenses.

The Technology segment’s financial results for the nine months ended September 30, 2013 reflect the impact of strategic investments primarily in support of global expansion and revenue growth of the eDiscovery franchise as well as a higher mix of eDiscovery document review services compared to the prior year which have lower operating margins than the Company’s overall margin.

Bankruptcy and Settlement Administration Segment

Operating revenue increased $3.1 million as compared to the prior year, primarily due to a large private anti-trust engagement which was principally completed in the first quarter of 2013 that increased legal notification and advertising services.  This increase was partially offset by decreases in revenues resulting from the current cyclical downturn in bankruptcy filings, as well as revenues in the nine month period ended September 30, 2012 related to a large engagement which increased legal notification and advertising services for that period.  We expect the current cyclical downturn in bankruptcy filings to continue through the remainder of 2013.  Settlement administration continues to be dependent on the timing and size of contracts awarded.

Direct, selling, general and administrative costs increased primarily related to a $2.8 million increase in compensation-related costs, a $8.6 million increase in other production costs, and a $12.6 million increase in reimbursed direct costs related to the large private anti-trust engagement which was active during the first nine months of 2013, partially offset by a $4.6 million decrease in legal notification costs as compared to the nine months ended September 30, 2012.

The Bankruptcy and Settlement Administration segment’s financial results for the nine months ended September 30, 2013 reflect a higher mix of settlement administration services as compared to the prior year which have lower operating margins than the Company’s overall margin.

Liquidity and Capital Resources

Cash flows from operating activities

During the nine months ended September 30, 2013, our operating activities provided net cash of $8.6 million. Included in net cash provided by operating activities was net income of $11.0 million, including $43.6 million of non-cash expenses, for a total of $54.6 million. Cash provided by operating activities also included a $46.0 million net use of cash resulting from changes in operating assets and liabilities, primarily from a $40.3 million increase in trade accounts receivable due primarily to sequential revenue growth during 2013 as compared to the second half of 2012 as well as an increase in days sales outstanding.  Cash provided by operating activities also includes the use of cash for customer deposits primarily related to fourth quarter 2012 receipt of a $14.3 million customer deposit for a large settlement administration engagement and the current year expenditure incurred for that matter.  These uses of cash were partially offset by a $5.7 million increase in accounts payable and other liabilities.  Trade accounts receivable will fluctuate from period to period depending on the period to period change in revenue and the timing of revenue and collections. Accounts payable will fluctuate from period to period depending on the timing of purchases and payments.

During the nine months ended September 30, 2012, our operating activities provided net cash of $42.6 million. Contributing to net cash provided by operating activities were net income of $18.5 million and non-cash expenses, such as depreciation and amortization and share-based compensation expense, of $38.0 million, for a total of $56.5 million. Cash provided by operating activities also included a $13.9 million net use of cash resulting from changes in operating assets and liabilities, resulting primarily from a $16.7 million increase in trade accounts receivable primarily due to revenue growth in 2012 offset by a $3.5 million decrease in prepaid expenses and other assets.

Cash flows from investing activities

During the nine months ended September 30, 2013 and 2012, we used cash of $28.1 million and $12.6 million, respectively, for the purchase of property and equipment, including computer hardware and purchased software licenses primarily for our Technology segment and purchased computer hardware primarily for our network infrastructure.  Also included in this amount for the nine months ended September 30, 2013 was approximately $7.9 million related to the expansion of our Kansas City corporate headquarters which was completed in the third quarter of 2013.  Software development is essential to our continued growth, and, during the nine months ended September 30, 2013 and 2012, we used cash of $4.9 million and $4.8 million, respectively, to fund internal costs related to the development of software.

Cash flows from financing activities

On August 27, 2013, we entered into a $400 million senior credit facility (the “Credit Facility”) which replaces our former credit facility (the “Former Credit Facility”). The Credit Facility provides for a senior revolving loan in the amount of $100 million maturing in August 2018 and a senior secured term loan in a principal amount of $300 million maturing in August 2020.  Proceeds of the term loan were used to pay for, among other items, fees and expenses of approximately $8.1 million associated with the closing of the Credit Facility and the repayment of the outstanding indebtedness under the Former Credit Facility.  During the nine months ended September 30, 2013, we borrowed $88.0 million and repaid $287.0 million under the Former Credit Facility, inclusive of the payment of the outstanding revolving loan balance on August 27, 2013, the proceeds of which were used primarily to fund working capital requirements associated with sequential revenue growth.  During the nine months ended September 30, 2013 we paid $3.1 million of deferred acquisition consideration related to the December 28, 2011 acquisition of De Novo Legal LLC.  Also during the nine months ended September 30, 2013, we paid $5.8 million of principal payments related to other debt.  In addition, we paid $9.8 million in dividends and used $17.8 million to repurchase shares under our share repurchase program and shares required to be repurchased by the Company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises.  See Notes 3 and 9 of our Notes to Condensed Consolidated Financial Statements for further information.

During the nine months ended September 30, 2012, we borrowed $59.0 million and repaid $59.0 million under our Former Credit Facility along with $5.7 million of principal payments related to other debt for total debt reduction of $5.7 million.  In addition, we paid $5.9 million in dividends and used $5.9 million to repurchase shares under our share repurchase program and shares required to be repurchased by the Company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises.  We also paid $8.4 million during the nine months ended September 30, 2012 for deferred acquisition consideration related to the October 1, 2010 acquisition of Jupiter eSources LLC.

We believe that funds generated from working capital, plus our existing cash balances and amounts available under our senior credit facility, will be sufficient to meet our currently anticipated working capital requirements, internal software development expenditures, property, equipment and third party software expenditures, deferred acquisition price obligations, capital leases, dividend payments, common stock repurchases, interest payments due on our outstanding borrowings, and other contractual obligations.

Foreign Cash

As of September 30, 2013 and December 31, 2012, our foreign subsidiaries had $6.9 million and $3.0 million, respectively, in cash located in financial institutions located outside of the United States.  We consider the earnings of our non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs.  Should we decide to repatriate the foreign earnings, we would have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

Off-balance Sheet Arrangements

We do not utilize off-balance sheet arrangements in our operations; however, we enter into operating leases in the ordinary course of business.  Our operating lease obligations are disclosed below under “Contractual Obligations”.

Contractual Obligations

There have been no significant developments outside the ordinary course of business with respect to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 5, 2013 (the “2012 Form 10-K”).

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

Goodwill

We assess goodwill for impairment on an annual basis at a reporting unit level and have identified our operating segments (Technology segment and Bankruptcy and Settlement Administration segment) as our reporting units for purposes of testing for goodwill impairment.  In the first quarter of 2013, we reorganized our internal management reporting structure.  Under the new structure, we began reporting our financial performance based on the following two reportable segments:  the Technology segment and the Bankruptcy and Settlement Administration segment.  The composition of the segment previously called eDiscovery remains unchanged and is now referred to as the Technology segment.  The former Bankruptcy segment and Settlement Administration segment were combined and are now reported as the Bankruptcy and Settlement Administration segment.  At the time of the prior year’s goodwill impairment testing, we had identified our three operating segments as our reporting units (eDiscovery, Bankruptcy, and Settlement Administration).  Based on the change in our operating segments effective in the first quarter of 2013, we evaluated our goodwill balances and determined that there was no impairment of goodwill as a result of this change.

Our recognized goodwill totaled $404.2 million as of September 30, 2013.  As of July 31, 2013, which is the date of our most recent impairment test, the fair value of each of our reporting units was substantially in excess of the carrying value of the reporting unit.  As of September 30, 2013, $189.2 million of goodwill is allocated to the Technology segment and $215.0 million of goodwill is allocated to the Bankruptcy and Settlement Administration segment.

Due to the current economic environment and the uncertainties regarding potential future economic impacts on our reporting units, there can be no assurances that estimates and assumptions made for purposes of our annual goodwill impairment test, will prove to be accurate predictions of the future. If assumptions regarding forecasted revenues or margins of certain of our reporting units are not achieved, we may be required to record goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment loss would occur, and if it did occur, whether it would be material.

The following table illustrates the percentages by which each reporting unit’s fair value exceeded its carrying value as of July 31, 2013, the date of the most recent impairment test.  In addition the table includes sensitivity analyses related to changes in certain key assumptions for each reporting unit. The impact of each assumption change within the sensitivity analyses was calculated independently and excludes the impact of the other assumed changes.

	Technology	Bankruptcy and Settlement Administration	Total (2)

Fair Values in Excess of Carrying Values
Percentage by which fair value exceeds carrying value as of July 31, 2013	35%	35%	35%

Sensitivity Analysis — 1% Changes in Certain Key Assumptions
Percentage by which fair value would exceed carrying value:
• 1% increase in discount rate (1)	8%	28%	n/a
• 1% decrease in long-term growth assumptions(1)	18%	34%	n/a

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

Interest Rate Risk

The senior secured term loan under our Credit Facility bears interest as follows: (1) 2.75% plus prime rate subject to a 2% floor; or (2) 3.75% plus one, two, three or six month LIBOR rate subject to a 1% LIBOR floor.  As of September 30, 2013, all outstanding borrowings under the term loan were based on LIBOR subject to a 1% LIBOR floor and the applicable margin was 3.75%.

Within 90 days following the August 27, 2013 closing date of the Credit Facility, we are required, under terms specified in the Credit Facility, to enter into a hedging arrangement related to partial protection against interest rate fluctuations.  As of the filing date these financial statements were issued we have not yet entered into any hedging arrangements.

We earn deposit-based and service fees in our Chapter 7 bankruptcy business.  Deposit-based fees are earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients.  The fees we earn are based on assets placed on deposit by our trustee clients and may vary based on fluctuations in short-term interest rates.  Based on sensitivity analysis we performed for the three and nine months ended September 30, 2013, a hypothetical 1% movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 1% increase in foreign exchange rates applied to our 2013 results of operations.  For the three and nine months ended September 30, 2013, the analysis indicated that such a movement would not have had a material effect on our total revenues, operating income or net income.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2012, our board of directors (the “Board”) authorized the repurchase, through December 31, 2013, of up to an aggregate of $35.0 million of our outstanding shares of common stock (the “2012 Program”).  Through June 30, 2013, approximately $31.7 million remainded outstanding under the 2012 Program, and on September 30, 2013, we announced that we reactivated the 2012 Program.  During the three months ended September 30, 2013, we repurchased 1,132,040 shares under the 2012 Program at an average share price of $12.62 per share for a total of approximately $14.3 million.  .

We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options.  During the three months ended September 30, 2013, we repurchased 60,198 shares for approximately $0.8 million to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises.

The following table presents the total number of shares repurchased during each month of the quarter ended September 30, 2013, the average price paid per share (including brokerage commissions paid by the Company), the number of shares that were repurchased as part of the 2012 Program, and the approximate dollar value of shares that may yet be repurchased under the 2012 Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31	—	—	—	$31,700,000
August 1 – August 31	432,318	$12.71	432,318	26,200,000
September 1 – September 30	759,920	$12.64	699,722	17,400,000
Total Activity for the Quarter Ended September 30, 2013	1,192,238		1,132,040

Item 6.           Exhibits,

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

†         Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language). : (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,2013 and 2012, and (iv) and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiq Systems, Inc.

Date: October 28, 2013	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2013	/s/ Elizabeth M. Braham
Elizabeth M. Braham
Executive Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)