Form 10-K
period 2013-12-31
EPIQ SYSTEMS INC
filed 2014-02-26
CIK 1027207

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting common stock held by non-affiliates of the registrant (based upon the last reported sale price on the NASDAQ Global Market), as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2013) was approximately $426,780,000.

          There were 35,652,732 shares of common stock of the registrant outstanding as of February 7, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2014 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

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

        Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "projected," "forecasted," "may," "estimated," "goal," "objective," "seeks," and "potential," and variations of these words and similar expressions or negatives of these words. Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, Item 1A, "Risk Factors" of this report lists a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Such forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to update publicly or revise any forward-looking statements contained in this report or in future communications to reflect future events or developments, except as required by law.

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

        Our trademarks, service marks, and registered marks include, without limitation, AACER®, MY AACER®, AACER EXTRA EDITION®, Extra Edition®, Epiq Analytics™, Epiq®, EPIQ LOGO®, Epiq Systems®, EPIQ SYSTEMS LOGO®, Bankruptcy Link®, CasePower®, ClaimsMatrix®, CreditorMatrix®, DebtorMatrix®, DocuMatrix®, DMX™, DMXSM, DMX Mobile™, DMX MobileSM, Documatrix Mobile™, Documatrix MobileSM, eDataMatrix®, eMax®, Encore Discovery Solutions®, Encore Discovery Solutions Knowledge. Innovation. Results®, Encore Legal Solutions®, Encore Lex Solutio®, Epiq PortalSM, LegalMatrix™, LoanMatrix ®, TCMS®, and TCMSWeb®. The trademarks and service marks (denoted by ™ and SM) have been filed but are not yet registered; the registered marks (denoted by ®) have durations ranging from 2013 through 2023.

Financial Information About Segments

        Our business is organized into two reportable segments: the Technology segment and the Bankruptcy and Settlement Administration segment. Segment information related to revenues, a performance measure of profit, capital expenditures, and total assets is contained in Note 15 of our Notes to Consolidated Financial Statements.

Narrative Description of Business

Technology

        Our Technology segment ("Technology") provides eDiscovery managed services and technology solutions comprised of consulting, collections and forensics, processing, search and review, production of documents and document review services to companies and the litigation departments of law firms. Our eDataMatrix® and third-party software analyzes, filters, deduplicates and produces documents for review. Documents are made available primarily through a hosted environment, and our DocuMatrix® and third-party software allow for efficient attorney review and data requests. Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the eDiscovery process for litigation, investigations, anti-trust filings and regulatory matters and data requests.

        The substantial amount of electronic documents and other data used by businesses has changed the dynamics of how attorneys support discovery in complex litigation, investigations and data requests. Due to the complexity of matters, the volume of data that is maintained electronically, and the volume of documents that is produced, law firms have become increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

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

  •
  Production of documents based on the number of documents.

  •
  Document review fees based on the number of hours spent reviewing documents, the number of pages reviewed, or the amount of data reviewed.

Bankruptcy and Settlement Administration

        Our Bankruptcy and Settlement Administration segment ("Bankruptcy and Settlement Administration") provides managed services and technology solutions that address the needs of our customers with respect to litigation, claims and project administration, compliance matters, controlled disbursements, corporate restructuring, bankruptcy and class action proceedings.

        Bankruptcy is an integral part of the United States' economy. As of the most recently reported data by the Administrative Office of the U.S. Courts for the fiscal years ended December 31, 2013, 2012 and 2011 there were approximately 1.07 million, 1.22 million, and 1.41 million new bankruptcy filings, respectively.

  •
  Total bankruptcy filings for the twelve-month period ended December 31, 2013 decreased 12% versus the twelve-month period ended December 31, 2012. During this period, Chapter 7 filings decreased 14%, Chapter 11 filings fell 13% and Chapter 13 filings decreased 9%.

  •
  Total bankruptcy filings for the twelve-month period ended December 31, 2012 decreased 13% versus the twelve-month period ended December 31, 2011. During this period, Chapter 7 filings decreased 15%, Chapter 11 filings fell 10% and Chapter 13 filings decreased 10%.

        This segment provides solutions that address the needs of Chapter 7, Chapter 11 and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

  •
  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2013, accounted for approximately 68% of all bankruptcy filings. In a Chapter 7 case, the debtor's assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors. Chapter 7 cases typically last several years.

  •
  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2013, accounted for less than 1% of all bankruptcy filings. Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods.

  •
  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the twelve-month period ended December 31, 2013, accounted for approximately 31% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last between three and five years.

        Our trustee services deposit portfolio averaged approximately $1.7 billion throughout 2013 as compared to approximately $2.0 billion for the year ended December 31, 2012, and our interest-based deposit fees continued at low pricing levels under our agreements due to the low short-term interest rate environment.

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

        The key participants in a bankruptcy proceeding include the debtor-in-possession, the debtor's legal counsel, the creditors, the creditors' legal counsel, and the bankruptcy judge. Chapter 7 and Chapter 13 cases also include a professional bankruptcy trustee, who is responsible for administering the bankruptcy case. The end-user customers of our Chapter 7 and Chapter 13 bankruptcy services are professional bankruptcy trustees and our Chapter 11 customers are debtor corporations that file a plan of reorganization. The Executive Office for United States Trustees, a division of the United States Department of Justice, appoints all bankruptcy trustees. A United States Trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The bankruptcy trustee's primary responsibilities include liquidating the debtor's assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court. Trustees manage an entire caseload of bankruptcy cases simultaneously.

        Our proprietary software product, AACER® (Automated Access to Court Electronic Records) ("AACER®"), assists creditors including banks, mortgage processors and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. AACER® electronically monitors developments in all United States bankruptcy courts and applies sophisticated algorithms to classify docket filings automatically in each case to facilitate the management of large bankruptcy claims operations. By implementing AACER®, clients achieve greater accuracy in faster timeframes, with a significant cost savings compared to manual attorney review of each case in the portfolio. Banking PortalTM, a centralized hub for processing online banking transactions across Epiq's family of Chapter 7 products, facilitates the rapid on-boarding of new banks and provides e-banking capabilities.

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

  •
  Deposit-based fees and service fees. Deposit-based fees are earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and postcontract customer support services. The fees earned based on assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates and changes in service fees assessed on such deposits.

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

Competition

  Technology

        The eDiscovery market is highly fragmented, extremely competitive and continues to evolve. Competitors include Kroll Ontrack (Altegrity Inc.), FTI Consulting, Inc., Huron Consulting Group Inc., The Dolan Company, Symantec Corporation, Recommind, Inc., Xerox and Autonomy (Hewlett-Packard). Competition is primarily based on the quality of service, technology innovations, and price.

  Bankruptcy and Settlement Administration

        Our bankruptcy services compete in a more mature market. We are one of two primary providers in the Chapter 7 bankruptcy market, along with Bankruptcy Management Solutions, Inc. In the Chapter 11 bankruptcy market, our primary competitors include Kurtzman Carson Consultants LLC (Computershare) and The Garden City Group, Inc. (Crawford & Company). In both the Chapter 7 and Chapter 11 markets there are also several smaller competitors. In the Chapter 13 market, our primary competitor is Bankruptcy Software Specialists, LLC. Competition is primarily based on quality of service and technology solutions. Competitors for our AACER® product include American InfoSource and LexisNexis® Banko® Solutions.

        The primary competitors with our settlement administration business are The Garden City Group, Inc., Rust Consulting, Inc., Kurtzman Carson Consultants LLC (Computershare), and Gilardi & Co LLC, as well as several smaller competitors. Competition is primarily based on the quality of service, technology solutions, and price.

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

Government Regulation

        Our products and services are not directly regulated by the government. However, our bankruptcy customers are subject to significant regulation under the United States Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and local rules and procedures established by bankruptcy courts. Additionally, the Executive Office for United States Trustees, a division of the United States Department of Justice, oversees the federal bankruptcy system and establishes administrative rules governing our clients' activities. Furthermore, class action and mass tort cases, as well as eDiscovery requirements related to litigation, are subject to various federal and state laws, as well as rules of evidence and rules of procedure established by the courts.

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

Employees

        As of December 31, 2013, we employed approximately 1,000 full-time employees, none of whom is covered by a collective bargaining agreement. We believe the relationship with our employees is good.

Financial Information About Geographic Areas

        For the years ended December 31, 2013, 2012, and 2011, approximately 89%, 93%, and 92%, respectively, of our consolidated revenues were generated from services provided within the United States. For each of the years ended December 31, 2013 and 2012, approximately 96% and 97% of our long-lived assets were located within the United States, respectively.

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

Security problems with our systems, software products or services, including the improper disclosure of personal or corporate data, could harm our reputation and cause us to lose existing customers and fail to attract new customers, cause increased cybersecurity protection costs and general service costs, and result in liability and increased expense for litigation and diversion of management time.

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

        We have international operations with offices in London, Hong Kong, Shanghai, Tokyo and Toronto primarily related to our eDiscovery business. We could continue to expand internationally by entering into other world markets. It requires management attention and financial resources to develop successful global operations. In addition, new operations in geographies we may enter may not be immune from possible government monitoring or intrusion.

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

Future government legislation or changes in court rules could adversely affect our operating results.

        Our products and services are not directly regulated by the government. Both of our reportable segments and the customers served by those segments are, however, directly or indirectly affected by federal and state laws and regulations and court rules. For example, bankruptcy reform legislation, class action and tort reform legislation and amendments to the Federal Rules of Civil Procedure regarding discovery of "electronically stored information" have all affected our customers, and indirectly, our business segments. Future federal or state legislation or court rules, or court interpretations of those laws and rules, could adversely affect the markets we serve and thus could have an adverse impact on our revenues and results of operations.

Goodwill and intangible assets comprise a significant portion of our total assets. We assess goodwill for impairment at least annually, which could result in a material, non-cash write-down and could have an adverse effect on our results of operations and financial condition.

        The carrying value of our goodwill was approximately $404.3 million, or approximately 54% of our total assets, as of December 31, 2013. We assess goodwill for impairment on an annual basis at a reporting unit level. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Our impairment reviews require extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organization level, could produce significantly different results. We may be required to recognize impairment of goodwill based on future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Impairment of goodwill could result in material charges that could, in the future, result in a material, non-cash write-down of goodwill, which could have an adverse effect on our results of operations and financial condition.

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

  •
  the average daily trading volume of our stock is low compared to total outstanding shares;

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

Subject to any financial covenants in current or future financing agreements that directly or indirectly restrict the payment of dividends, the payment of dividends is within the discretion of our Board and will depend upon our future earnings and cash flow from operations, our capital requirements, our financial condition and any other factors that the Board may consider. Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its future appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

We have debt covenants in our credit facility agreement that require us to maintain compliance with certain financial ratios and other requirements. If we are not able to maintain compliance with these requirements, all of our then-outstanding debt could become immediately due and payable.

        We have a $400.0 million senior secured credit facility consisting of a senior revolving loan and a senior secured term loan (the "Credit Facility"). The Credit Facility contains a financial covenant related to a net leverage ratio (as defined in the Credit Facility) which is not permitted to exceed 4.50 to 1.00 as well as other customary covenants related to limitations on (i) creating liens, debt, guarantees or other contingent obligations, (ii) engaging in mergers, acquisitions and consolidations, (iii) paying dividends or other distributions to, and redeeming and repurchasing securities from, equity holders, (iv) prepaying, redeeming or repurchasing subordinated or junior debt, and (v) engaging in certain transactions with affiliates, in each case, subject to customary exceptions. As of December 31, 2013, we were in compliance with all covenants. The Credit Facility contains certain mandatory prepayment terms, commencing with the fiscal year ending December 31, 2014, based on excess cash flow as defined in the Credit Facility as including Consolidated EBITDA adjusted for capital expenditures, interest paid, income taxes paid, principal payments, and certain acquisition-related payments. The Credit Facility also includes customary events of default, including, without limitation, failure to pay principal, interest or fees when due, if any representation or warranty made by us under the Credit Facility shall prove to be untrue in any material respect, a failure to comply with covenants, a default under any of our other indebtedness, invalidity of the Credit Facility or other documents delivered by us pursuant thereto, the occurrence of certain material judgments, certain insolvency or receivership events affecting our Company or any of our subsidiaries, certain liabilities under the Employee Retirement Income Security Act of 1974, as amended, the occurrence of certain environmental claims, the occurrence of a change in control of our Company or the invalidity of subordination provisions with respect to our subordinated debt. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility. While we do not presently expect to be in violation of any of these requirements, no assurances can be given that we will be able to remain in compliance. There can be no assurance that our actual financial results will match our projected results or that we will not violate such covenants. Any failure to continue to comply with such requirements could materially adversely affect our borrowing ability and access to liquidity, and thus our overall financial condition.

If interest rates increase, our net income could be negatively affected.

        The variable interest rates applicable to borrowings under our Credit Facility would expose us to adverse changes in interest rates in a rising interest rate environment. When and to the extent appropriate, we use derivative financial instruments as part of our financial risk management strategy to reduce our exposure to interest rate risks. In November 2013, as required by our Credit Facility, we entered into a two-year 3% interest rate cap agreement for a notional amount of $150,000,000 equal to the portion of the senior secured term loan being hedged. As of December 31, 2013, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risks of rising interest rates. There are currently no other hedging relationships in place beyond this two-year arrangement. There is no assurance that our financial risk management strategy will be successful in reducing the risks inherent in exposures to interest rate fluctuations.

Future sales of equity or debt securities could dilute existing shares.

        We are authorized to issue up to 100,000,000 shares of common stock and 2,000,000 shares of preferred stock. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. As of February 7, 2014, there were 35,652,732 shares of common stock outstanding and no shares of preferred stock outstanding. Any future issuances of our common stock would similarly dilute the relative ownership interest of our current stockholders, and could also cause the trading price of our common stock to decline.

Our articles of incorporation and Missouri law contain provisions that could be used by us to discourage or prevent a takeover of our Company.

        Some provisions of our articles of incorporation could make it more difficult for a third party to acquire control of our Company, even if the change of control would be beneficial to certain shareholders. For example, our articles of incorporation include "blank check" preferred stock provisions, which permit our Board to issue one or more series of preferred stock without shareholder approval. In conjunction with the issuance of a series of preferred stock, the Board is authorized to fix the rights of that series, including voting rights, liquidation preferences, conversion rights and redemption privileges. The Board could issue a series of preferred stock to a friendly investor and use one or more of these features of the preferred stock to discourage or prevent a takeover of the Company. Additionally, our articles of incorporation do not permit cumulative voting in the election of directors. Cumulative voting, if available, would enable minority shareholders to elect one or more representatives to the Board in certain circumstances, which could be used by third parties to facilitate a takeover of our Company that was opposed by our Board or management.

        In addition, the General and Business Corporation Law of Missouri, under which we are incorporated, provides that any merger involving the Company must be approved by the holders of not less than two-thirds of the outstanding shares of capital stock entitled to vote on the merger. Presently, our only outstanding voting securities are our shares of common stock. Accordingly, shareholders with voting power over as little as one-third of our outstanding common stock could block a merger proposal, even if that merger proposal were supported by our Board or shareholders holding a majority of our then outstanding shares of common stock.

General economic conditions and the cyclical nature of certain markets we serve may adversely affect our results of operations and financial condition.

        Our financial performance depends, in large part, on conditions in the markets we serve and on the general condition of the global economy, which impacts these markets. Any sustained weakness in demand for our products and services resulting from a downturn of or uncertainty in the global economy or in any specific market we serve may adversely affect our results of operations and financial condition. For example, any decrease in litigation filings, class action proceedings and settlement administrations or bankruptcy filings may reduce the demand for our products and services in our Bankruptcy and Settlement Administration segment and Technology segment. Specifically, our Bankruptcy and Settlement Administration segment has in the past experienced decreased operating revenues as a result of declines in the number of new bankruptcy cases. We expect the trend of decreased bankruptcy filings to continue into 2014, which may adversely affect our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in a 69,000-square-foot facility in Kansas City, Kansas. This owned property serves as collateral under our credit facility. During the third quarter of 2013 we completed an expansion project at the Kansas City, Kansas location that increased the facility by approximately 20,000 square feet. We also have significant leased offices in New York City, Phoenix, Arizona and Portland, Oregon, in addition to smaller leased offices in Chicago, Dallas, Hartford, Los Angeles, Miami, Washington, D.C., Wilmington, Oklahoma City, London, Tokyo, Toronto and Hong Kong.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded under the symbol "EPIQ" on the NASDAQ Global Market. The following table shows the reported high and low sales prices for our common stock for the calendar quarters of 2013 and 2012 as reported by NASDAQ.

	2013		2012
	High	Low	High	Low
First Quarter	$14.07	$12.17	$12.64	$11.30
Second Quarter	14.22	11.56	12.37	10.78
Third Quarter	13.90	11.99	13.57	10.50
Fourth Quarter	16.73	13.17	13.32	10.38

Holders

        As of February 7, 2014, there were approximately 127 owners of record of our common stock and approximately 4,000 beneficial owners of our common stock.

Dividends

        During 2013, total dividends declared were $12.8 million or $0.36 per outstanding common share, and total dividends paid totaled $12.9 million, or $0.36 per outstanding common share. Total dividends declared in 2012 were $13.8 million or $0.385 per outstanding common share, and total dividends paid in 2012 totaled $12.4 million, or $0.345 per outstanding common share, inclusive of a special dividend declared and paid during the fourth quarter of 2012.

        We do not have a formal dividend policy. We will determine if we will pay cash dividends on a quarterly basis and dividends may be declared at the discretion of our Board. There is no assurance that we will continue to pay cash dividends on our common stock in the future, or that any such dividends will be comparable to those previously declared. Any future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        On June 1, 2012, our Board authorized the repurchase, through December 31, 2013, of up to an aggregate of $35.0 million of our outstanding shares of common stock (the "2012 Program"). During the three months ended December 31, 2013, we did not repurchase any shares under the 2012 Program. During the year ended December 31, 2013 we purchased 1,768,296 shares under the 2012 Program for $22.9 million at an average cost of $12.94 per share. During the year ended December 31, 2012, we purchased 283,980 shares of common stock under the 2012 Program for approximately $3.3 million, at an average cost of $11.62 per share.

        On November 6, 2013, our Board approved and authorized the repurchase, on or prior to December 31, 2015, of our outstanding shares of common stock up to an aggregate of $35.0 million (the "2014 Share Repurchase Program"). The 2014 Share Repurchase Program became effective on January 1, 2014, upon the expiration of the 2012 Program.

        Beginning on January 1, 2014, repurchases may be made pursuant to the 2014 Share Repurchase Program from time to time at prevailing market prices in the open market, in block trades or in privately negotiated purchases, or any combination thereof. We may utilize one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to applicable laws to effect all or a portion of the repurchases. The timing, manner, price and amount of any share repurchases under the 2014 Share Repurchase Program will be determined by us in our discretion and will be subject to market and economic conditions, prevailing stock prices, loan covenants, leverage objectives, applicable legal and regulatory requirements, and other factors.

        We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options. During the three months ended December 31, 2013 we repurchased 139,221 shares at an average share price of $15.75 per share for a total of approximately $2.2 million to satisfy such employee tax withholding obligations. During the year ended December 31, 2013, we repurchased 471,248 shares at an average share price of $13.83 per share for a total of approximately $6.5 million to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the exercise of stock options.

        The following table presents the total number of shares repurchased during each month of the quarter ended December 31, 2013, the average price paid per share (including brokerage commissions paid by us), the number of shares that were repurchased to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the exercise of stock options, and the approximate dollar value of shares that could have been repurchased under the 2012 Share Repurchase Program until it expired on December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased to Satisfy Employee Tax Withholding Obligations	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	636,256	$13.51	—	636,256	$8,900,000
November 1 - November 30	105,868	15.65	105,868	—	8,900,000
December 1 - December 31	33,353	16.08	33,353	—	—

Total Activity for the Quarter Ended December 31, 2013	775,477	$13.91	139,221	636,256	$—

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

        The following graphs show the total shareholder return of an investment of $100 in cash for (i) Epiq's common stock, (ii) the NASDAQ Stock Market Computer & Data Processing Index (the "NASDAQ Computer Index"), and (iii) the Standard & Poor's 500 Total Return Index (the "S&P 500 Index") for our last five fiscal years (December 31, 2008 through December 31, 2013) and for the period beginning on the date of our initial public offering through the end of the last fiscal year (February 4, 1997 through December 31, 2013). All values assume reinvestment of the full amount of any dividends.

        The five-year graph assumes that $100.00 was invested in our common stock on December 31, 2008, at the price of $15.66 per share, the closing sales price on December 31, 2008, the last trading day of the year. The second graph assumes that $100.00 was invested in our common stock on

February 4, 1997, the date of our initial public offering, at the price of $0.93 per share, the closing sales price on that date (after giving effect to the stock splits and stock dividends that we paid). The closing sales prices were used for each index on December 31, 2008 or February 4, 1997, as applicable, and all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Five-Year Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EPIQ SYSTEMS, INC., S&P 500 TOTAL RETURN INDEX
AND NASDAQ COMPUTER & DATA PROCESSING INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DEC. 31, 2013

Performance Graph Since Initial Public Offering

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EPIQ SYSTEMS, INC., S&P 500 TOTAL RETURN INDEX
AND NASDAQ COMPUTER & DATA PROCESSING INDEX

ASSUMES $100 INVESTED ON FEB 4, 1997
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DEC. 31, 2013

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical financial data for the five years ended December 31, 2009 through December 31, 2013.

	Year Ended December 31,
	2013	2012	2011(1)	2010(2)	2009
	(in thousands, except per share data)
Income Statement Data:
Operating revenue	$438,690	$344,750	$261,265	$217,595	$208,529
Reimbursable expenses	43,393	28,335	22,061	29,571	30,542
Total revenue	482,083	373,085	283,326	247,166	239,071
Income from operations	29,220	44,651	26,623	28,469	28,211
Net income	11,110	22,427	12,080	13,929	14,595
Basic net income per share	0.31	0.62	0.34	0.38	0.41
Diluted net income per share	0.30	0.61	0.33	0.36	0.38
Cash dividends declared per common share	0.36	0.385	0.205	0.07	—
Balance Sheet Data:
Total assets	$747,781	$654,716	$678,664	$478,218	$437,941
Long-term obligations (excluding current maturities)	299,108	203,288	247,994	86,860	4,654

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

Executive Summary

        Epiq is a leading global provider of integrated technology solutions the legal profession. We combine proprietary software, deep subject matter expertise, highly responsive customer service delivery and a global infrastructure to assist our customers with the technology requirements for their most important and complex matters. We offer these capabilities across a variety of practice areas including bankruptcy, litigation, class action, antitrust, investigations and regulatory compliance.

        We report financial results for two operating segments: our Technology segment and our Bankruptcy and Settlement Administration segment.

        Our Technology segment ("Technology") provides eDiscovery managed services and technology solutions comprised of consulting, collections and forensics, processing, search and review, production of documents and document review services to companies and law firms.

        Our Bankruptcy and Settlement Administration segment ("Bankruptcy and Settlement Administration") provides managed services and technology solutions that address the needs of our customers with respect to litigation, claims and project administration, compliance matters, controlled disbursements, corporate restructuring, bankruptcy and class action proceedings.

        Investing in proprietary software development maximizes our competitiveness in the marketplace and distinguishes us from our competitors. Beyond our proprietary software we also incorporate various licensed third-party software products in our solution set allowing us to expand our solutions.

        Because we deliver most of our software in a hosted environment and because of the high volume of client data that we manage, network infrastructure is an essential component of our technology strategy. A single large client engagement may entail over 100 million documents or 100 terabytes of information and may include complex structured data (i.e., databases) and unstructured data (e.g., email archives). We operate eDiscovery data centers in the United States, Canada, United Kingdom, Hong Kong, Shanghai and Japan that provide reliable, secure access to our software environments and to customer databases. Information security is of paramount importance in any managed technology business, and Epiq incorporates best practices designed to protect sensitive customer data.

        Our software and IT capabilities include significant in-house fulfillment capabilities. Our office locations in New York, Kansas City and Portland have internal abilities for high-speed printing and mailing, call center operations, and disbursement and tax records preparation. The combination of software, IT and fulfillment resources enables Epiq to act as a single-source solution for even the largest, most complex matters in the markets where we compete.

        We work in niche, specialty areas which require deep subject matter expertise—such as litigation, bankruptcy, M&A, mass tort, investigations and class action—which have distinctive practices and requirements. Technology alone is insufficient to bring about a successful outcome on a sophisticated client matter; it is often the application of the technology and the expertise of our staff that create the most value for our client. We have a worldwide team of executives, client services specialists and technical consultants on whom clients rely for expert advice—whether delivered at the client's site or from one of our office locations. Our team includes former practicing litigators, bankruptcy attorneys, plaintiff's counsel, defense counsel, eDiscovery counsel and other professionals who are leaders in their areas of expertise. While we do not offer clients legal advice (because we are not a law firm), we draw heavily from our subject matter expertise in the legal profession to assist clients in achieving the best outcome on each project on which we are retained.

        Our clients include top tier law firms, the in-house legal departments of major corporations, trustees, specialty fiduciaries and other professionals. Among corporate clients, we have substantial relationships with large, multinational companies in a variety of industries, including financial services, pharmaceuticals, insurance, technology and others. Among law firms, we work extensively with Am Law 100 firms in the U.S., Magic Circle firms in the U.K. and leading boutique or specialty law firms in all geographies. The global nature of our business continues to grow. With full-service offices (i.e., locations having a data center, on-site technical staff, on-site project management capabilities and local consulting capacities) around the world, Epiq offers a geographic reach to support client relationships wherever we are needed.

        Our financial results are primarily driven by the following facts, among others:

  •
  The number, size and complexity of customer engagements attained;

  •
  The number of documents or volume of data we processed, hosted or reviewed;

  •
  The number of hours professional services are provided;

  •
  The deposit-based fees we earn are dependent upon the balance of assets placed with our designated financial institutions by bankruptcy trustees;

  •
  The geographic locations of our clients or locations where services are rendered;

        Our financial results for 2013 reflect the impact of strategic investments directed at the global expansion of the eDiscovery franchise as well as a higher mix of eDiscovery document review services and settlement administration services compared to the prior year. Both settlement administration and document review services have lower margins than the company's overall margin which impacted income from operations.

        During 2013 we continued to expand our eDiscovery services internationally, adding eDiscovery offices and data centers in Tokyo, Shanghai and Toronto. Document review services and international growth were the primary drivers of Technology segment operating revenue growth in 2013 as compared to 2012, with growth occurring in both electronically stored information ("ESI") and document review services. Global ESI solutions continued as the primary service offering, representing approximately 58% of the total 2013 Technology operating revenue, while global document review services increased during the year to now represent approximately 42% of the total 2013 Technology segment operating revenue.

        Lower bankruptcy filings due to the current cyclical downturn in bankruptcy cases, in general, and lower trustee deposit balances specifically related to our Chapter 7 services, resulted in decreases in operating revenues related to our bankruptcy service offerings. Our bankruptcy services continue to maintain market leadership during this period of declining bankruptcy filings. We expect the current cyclical downturn in bankruptcy filings to continue into 2014.

        Operating revenues related to our settlement administration services for the year ended 2013 benefitted from new retentions as well as activity related to a large private anti-trust settlement administration engagement.

Results of Operations for the Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

        The following provides information relevant to our consolidated results of operations. Also see discussion of segment results in Results of Operations by Segment section below.

Consolidated Results of Operations

	Year Ended December 31,
Amounts in thousands	2013	2012	$ Change Increase / (Decrease)	% Change
Operating revenue	$438,690	$344,750	$93,940	27%
Reimbursable expenses	43,393	28,335	15,058	53%

Total Revenue	482,083	373,085	108,998	29%

Direct costs of operating revenue (exclusive of depreciation and amortization shown separately below)	210,458	145,629	64,829	45%
Reimbursed direct costs	41,766	27,426	14,340	52%
Selling, general and administrative	149,045	117,023	32,022	27%
Depreciation and software and leasehold amortization	30,971	27,399	3,572	13%
Amortization of identifiable intangible assets	18,834	26,588	(7,754)	-29%
Fair value adjustment to contingent consideration	2,580	(17,188)	19,768	N/M
Acquisition related (income) expense	—	(200)	200	N/M
Intangible asset impairment expense	—	1,777	(1,777)	N/M
Other operating income	(791)	(20)	(771)	N/M

Total Operating Expense	452,863	328,434	124,429	38%

Income From Operations	29,220	44,651	(15,431)	-35%

Interest Expense (Income)
Interest expense	12,130	9,263	2,867	31%
Interest income	(15)	(18)	3	N/M

Net Interest Expense	12,115	9,245	2,870	31%

Income Before Income Taxes	17,105	35,406	(18,301)	-52%
Provision for Income Taxes	5,995	12,979	(6,984)	-54%

Net Income	$11,110	$22,427	$(11,317)	-50%

N/M—not meaningful

Revenue

        The increase in operating revenue for the year ended December 31, 2013 as compared to the prior year was driven by an $88.0 million increase in the Technology segment and a $6.0 million increase in the Bankruptcy and Settlement Administration segment.

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

Operating Expenses

        The $64.8 million increase in the direct costs of operating revenue, exclusive of depreciation and amortization, was primarily the result of the increase in and a change in the mix of operating revenue and included a $54.0 million increase in direct compensation related expenses primarily in support of growth in our eDiscovery document review services, a $4.6 million increase in direct contract labor, and a $6.8 million increase in outside production costs, partially offset by a $6.3 million decrease in legal notification and advertising services.

        The increase in reimbursed direct costs for the year ended December 31, 2013 as compared to 2012 corresponds to the increase in revenue from reimbursed expenses.

        The increase in selling, general and administrative costs was primarily due to our operating revenue growth and an increase in the number of employees to support the increased revenues, primarily in the Technology segment and to a lesser extent, incremental costs related to our data center consolidation project. The $32.0 million increase in selling, general and administrative costs included a $21.9 million increase in compensation related expenses, a $3.7 million increase in outside professional services, a $3.3 million increase in office related expense and an increase of $2.9 million in travel related expense,

        Depreciation and software and leasehold amortization increased $3.6 million primarily as a result of increased depreciation on equipment and software related to segment investments.

        Amortization of identifiable intangible assets decreased $7.8 million related to certain of our intangible assets which are being amortized on an accelerated amortization method and which are at lower amortization stages of the estimated useful lives of those intangible assets.

        The $2.6 million expense related to the fair value adjustment to contingent consideration for the year ended December 31, 2013 is related to the De Novo acquisition. For the year ended December 31, 2012, the income of $17.2 million from the fair value adjustment to contingent consideration is also related to the De Novo acquisition. See Notes 5 and 13 of our Notes to Consolidated Financial Statements for further detail.

Interest Expense, Net

        The $2.9 million increase in net interest expense was primarily due to increased borrowings during 2013 as compared to the prior year period in addition to the partial write-off of deferred loan fees in the amount of $1.0 million associated with the replacement of the former credit facility. See Note 5 of our Notes to Consolidated Financial Statements for further information.

Income Taxes

        Our effective tax rate for 2013 of 35.0% compared to an effective rate of 36.7% for the prior year. In both years, we recognized tax benefits associated with discrete events unique to each year. Our tax rate was reduced in 2013 due to recognizing $0.5 million of 2012 research credits as the legislation to extend the 2012 credit was passed in 2013. Our 2012 tax rate was reduced due to recognizing a $0.5 million benefit due to effectively settling a state income tax audit claim.

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

	Year Ended December 31,
			$ Change Increase / (Decrease)
Amounts in thousands	2013	2012		% Change
Operating revenue
Technology	$284,929	$196,959	$87,970	45%
Bankruptcy and Settlement Administration	153,761	147,791	5,970	4%

Total operating revenue	$438,690	$344,750	$93,940	27%

Reimbursable expenses
Technology	$2,488	$1,546	$942	61%
Bankruptcy and Settlement Administration	40,905	26,789	14,116	53%

Total reimbursable expenses	$43,393	$28,335	$15,058	53%

Direct costs, selling, general and administrative costs
Technology	$198,462	$125,182	$73,280	59%
Bankruptcy and Settlement Administration	145,596	122,359	23,237	19%
Intercompany eliminations	(384)	(203)	(181)	89%

Total direct costs, selling, general and administrative costs	$343,674	$247,338	$96,336	39%

Segment performance measure
Technology	$89,339	$73,526	$15,813	22%
Bankruptcy and Settlement Administration	49,070	52,221	(3,151)	-6%

Total segment performance measure	$138,409	$125,747	$12,662	10%

Reconciliation of Segment Performance Measure to Consolidated Income Before Income Taxes
Segment performance measure	$138,409	$125,747	$12,662	10%
Unallocated corporate expenses	(47,587)	(36,021)	(11,566)	32%
Share-based compensation expense	(10,008)	(6,719)	(3,289)	49%
Depreciation and software and leasehold amortization	(30,971)	(27,399)	(3,572)	13%
Amortization of intangible assets	(18,834)	(26,588)	7,754	-29%
Fair value adjustment to contingent consideration	(2,580)	17,188	(19,768)	N/M
Acquisition related income (expense)	—	200	(200)	N/M
Intangible asset impairment expense	—	(1,777)	1,777	N/M
Other operating income	791	20	771	N/M

Income from operations	29,220	44,651	(15,431)	-35%
Interest expense, net	(12,115)	(9,245)	(2,870)	-31%

Income before income taxes	$17,105	$35,406	$(18,301)	-52%

N/M—not meaningful

Technology Segment

        Operating revenue increased $88.0 million, solely related to organic growth, as compared to the prior year primarily as a result of an increase in eDiscovery engagements as compared to the prior year. We expect to continue to grow and strengthen our global leadership position throughout 2014. During 2013 we continued to expand internationally with eDiscovery offices and data centers in Tokyo, Shanghai and Toronto. International operating revenue grow 90% in 2013 to $50.3 million from $26.5 million a year ago.

        Direct, selling, general and administrative costs increased $73.3 million primarily in support of revenue growth and an increase in the number of employees to support the increased revenues and included an increase of $56.5 million in compensation related expense, a $6.0 million increase in information technology related costs, a $2.6 million increase in outside production costs, a $2.5 million increase in direct contract labor, a $2.4 million increase in office related expense, and a $1.1 million increase in travel related expense.

        Operating revenue in our Technology segment was $284.9 million in 2013, $197.0 million in 2012, and $132.9 million in 2011 which represented 65%, 57% and 51% of our consolidated total operating revenue for 2013, 2012 and 2011, respectively.

Bankruptcy and Settlement Administration Segment

        Operating revenue increased $6.0 million as compared to the prior year, primarily due to a large private anti-trust settlement administration engagement which was principally completed in the first quarter of 2013 that increased legal notification and advertising services as compared to 2012. This increase was partially offset by decreases in revenues resulting from the current cyclical downturn in bankruptcy filings. Our bankruptcy services continue to maintain market leadership during this period of low bankruptcy filings, however, we expect the current cyclical downturn in bankruptcy filings to continue into 2014.

        Direct, selling, general and administrative costs increased $23.2 million primarily as a result of a $5.6 million increase in compensation related expense, a $13.1 million increase in reimbursed direct costs related to a large settlement administration engagement which was active during the entirety of 2013, a $4.1 million increase in other production costs, a $5.1 million increase in outside production costs, offset by a $6.3 million decrease in legal notification costs.

        Operating revenue in our Bankruptcy and Settlement Administration segment was $153.8 million in 2013, representing 35% of our consolidated total as compared to $147.8 million in 2012, which represented 43% of our consolidated total and $128.3 million in 2011, representing 49% of our consolidated total.

Results of Operations for the Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

        The following provides information relevant to our consolidated results of operations. Also see discussion of segment results in Results of Operations by Segment section below.

Consolidated Results of Operations

	Year Ended December 31,
Amounts in thousands	2012	2011	$ Change Increase / (Decrease)	% Change
Operating revenue	$344,750	$261,265	$83,485	32%
Reimbursable expenses	28,335	22,061	6,274	28%

Total Revenue	373,085	283,326	89,759	32%

Direct costs of operating revenue (exclusive of depreciation and amortization shown separately below)	145,629	90,954	54,675	60%
Reimbursed direct costs	27,426	21,773	5,653	26%
Selling, general and administrative	117,023	97,779	19,244	20%
Depreciation and software and leasehold amortization	27,399	23,081	4,318	19%
Amortization of identifiable intangible assets	26,588	21,323	5,265	25%
Fair value adjustment to contingent consideration	(17,188)	(7,166)	(10,022)	N/M
Acquisition related (income) expense	(200)	7,681	(7,881)	N/M
Intangible asset impairment expense	1,777	1,278	499	39%
Other operating income	(20)	—	(20)	N/M

Total Operating Expense	328,434	256,703	71,731	28%

Income From Operations	44,651	26,623	18,028	68%

Interest Expense (Income)
Interest expense	9,263	5,844	3,419	59%
Interest income	(18)	(128)	110	N/M

Net Interest Expense	9,245	5,716	3,529	62%

Income Before Income Taxes	35,406	20,907	14,499	69%
Provision for Income Taxes	12,979	8,827	4,152	47%

Net Income	$22,427	$12,080	10,347	86%

N/M—not meaningful

Revenue

        The increase in operating revenue was driven by a $64.0 million increase in the Technology segment, resulting from organic growth as well as from the Encore and De Novo acquisitions, and a $19.5 million increase in the Bankruptcy and Settlement Administration segment primarily related to a large legal notification engagement.

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

        The income of $17.2 million from the fair value adjustment to contingent consideration during the year ended December 31, 2012 was related to the De Novo acquisition. The income of $7.2 million from the fair value adjustment to contingent consideration during the year ended December 31, 2011 is related to the Jupiter eSources acquisition. See Notes 5 and 13 of our Notes to Consolidated Financial Statements for further detail.

        Acquisition related expense in 2011 of $7.7 million was primarily related to the acquisitions of Encore and De Novo in 2011.

        Intangible asset impairment expense was $1.8 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively, related to impairment of the AACER® trade name acquired in 2010 as part of the Jupiter eSources acquisition. See Note 4 of our Notes to Consolidated Financial Statements for further detail.

Interest Expense, Net

        The increase in interest expense resulted primarily from increased borrowings on our senior revolving loan to fund the Encore and De Novo acquisitions in April 2011 and December 2011, respectively, in addition to $1.2 million of accreted interest expense related primarily to acquisition-related obligations in connection with the De Novo acquisition.

Income Taxes

        Our effective tax rate for 2012 was 36.7% compared with an effective rate of 42.2% for the prior year. This decrease was primarily related to a greater proportion of income being generated in lower state tax jurisdictions and the favorable impact of effectively settling a state income tax audit claim.

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

	Year Ended December 31,
			$ Change Increase / (Decrease)
Amounts in thousands	2012	2011		% Change
Operating revenue
Technology	$196,959	$132,918	$64,041	48%
Bankruptcy and Settlement Administration	147,791	128,347	19,444	15%

Total operating revenue	$344,750	$261,265	$83,485	32%

Reimbursable expenses
Technology	$1,546	$601	$945	157%
Bankruptcy and Settlement Administration	26,789	21,460	5,329	25%

Total reimbursed expenses	$28,335	$22,061	$6,274	28%

Direct costs, selling, general and administrative costs
Technology	$125,182	$77,606	$47,576	61%
Bankruptcy and Settlement Administration	122,359	96,430	25,929	27%
Intercompany eliminations	(203)	(75)	(128)	171%

Total direct costs, general and administrative costs	$247,338	$173,961	$73,377	42%

Segment performance measure
Technology	$73,526	$55,988	$17,538	31%
Bankruptcy and Settlement Administration	52,221	53,377	(1,156)	-2%

Total segment performance measure	$125,747	$109,365	$16,382	15%

Reconciliation of Segment Performance Measure to Consolidated Income Before Income Taxes
Segment performance measure	$125,747	$109,365
Corporate and unallocated expenses	(36,021)	(29,176)
Share-based compensation expense	(6,719)	(7,369)
Depreciation and software and leasehold amortization	(27,399)	(23,081)
Amortization of intangible assets	(26,588)	(21,323)
Fair value adjustment to contingent consideration	17,188	7,166
Acquisition related income (expense)	200	(7,681)
Intangible asset impairment expense	(1,777)	(1,278)
Other operating income	20	—

Income from operations	44,651	26,623
Interest expense, net	(9,245)	(5,716)

Income before income taxes	$35,406	$20,907

N/M—not meaningful

Technology Segment

        Technology operating revenue increased $64.0 million compared to the prior year primarily from the impact of the Encore and De Novo acquisitions as well as organic growth.

        Technology direct, selling, general and administrative costs increased primarily as a result of our operating revenue growth and included an increase of $40.0 million in compensation and related expense, a $1.5 million increase in maintenance service contracts, a $1.0 million increase in travel and related expense, a $1.7 million increase in expenses related to customer data hosting and a $2.1 million increase in outside services expense.

Bankruptcy and Settlement Administration Segment

        The increase of $19.4 million in Bankruptcy and Settlement Administration segment operating revenue was primarily due to a large legal notification engagement in 2012 which completed in the third quarter of 2012, offset by a lower level of bankruptcy filings.

        Bankruptcy and Settlement Administration direct, selling, general and administrative costs increased primarily related to an increase in legal advertising costs of $14.6 million related primarily to a large legal notification engagement, a $3.3 million increase in compensation and related expenses, an increase of $4.9 million in reimbursed direct costs, a $3.7 million increase in outside services and a $1.3 million increase in other production costs.

Liquidity and Capital Resources

Cash Flows from Operating Activities

        During the year ended December 31, 2013, our operating activities provided net cash of $32.6 million. Included in net cash provided by operating activities was net income of $11.1 million and $59.4 million of non-cash expenses, for a total of $70.5 million. Cash provided by operating activities also included a $37.9 million net use of cash resulting from changes in operating assets and liabilities, primarily from a $43.4 million increase in trade accounts receivable including a $32.7 million increase in fourth quarter total revenue as compared to the same period in the prior year. Cash provided by operating activities also included the use of cash for customer deposits primarily related to the fourth quarter 2012 receipt of a $14.3 million customer deposit for a large settlement administration engagement and the current year expenditures for that matter. These uses of cash were partially offset by a $21.9 million increase in accounts payable and other liabilities. Trade accounts receivable will fluctuate from period to period depending on the timing of sales and collections. Accounts payable will fluctuate from period to period depending on the timing of purchases and payments.

        During the year ended December 31, 2012, our operating activities provided net cash of $73.7 million. Contributing to net cash provided by operating activities in 2012 was net income of $22.4 million and non-cash expenses of $50.8 million for a total of $73.2 million. The net use of cash resulting from changes in operating assets and liabilities included a $17.1 million increase in trade accounts receivable primarily due to revenue growth offset by a $14.1 million increase in customer deposits, offset by a $1.5 million decrease in accounts payable and other accrued liabilities and a $2.8 million decrease in prepaid expenses and other assets.

        During the year ended December 31, 2011, our operating activities provided net cash of $50.7 million. Contributing to net cash provided by operating activities was net income of $12.1 million; and non-cash expenses of $51.8 million for a total of $63.9 million. These items were partially offset by a $13.2 million net use of cash resulting from changes in operating assets and liabilities. The most significant changes in operating assets and liabilities were a $9.0 million increase in trade accounts receivable, which was primarily due to an increase in fourth quarter sales as compared to the prior year, and a $7.0 million decrease in accounts payable.

Cash Flows from Investing Activities

        During the years ended December 31, 2013, 2012 and 2011, we used cash of $34.6 million, $16.0 million, and $12.3 million, respectively, including, for 2013, the purchase of computer hardware mainly for our network infrastructure which mostly supported the growth of our Technology segment, purchased software licenses primarily for our Technology segment and $7.9 million related to the expansion of our Kansas City corporate headquarters which was completed in the third quarter of 2013. Software development is essential to our continued growth and during the years ended December 31, 2013, 2012, and 2011 we used cash of $ 6.1 million, $6.5 million, and $6.3 million, respectively, to fund internal costs related to the development of software.

        In addition, during the year ended December 31, 2011, we completed the acquisitions of Encore and De Novo with cash purchase prices of $99.3 million and $67.9 million, excluding cash acquired, respectively.

Cash Flows from Financing Activities

        On August 27, 2013, we entered into a $400 million senior credit facility (the "Credit Facility") which replaces our former credit facility (the "Former Credit Facility"). The Credit Facility provides for a $100 million senior revolving loan maturing in August 2018 and a $300 million senior secured term loan maturing in August 2020. Proceeds of the term loan were used to pay for, among other items, fees and expenses of approximately $8.1 million associated with the closing of the Credit Facility and the repayment of the outstanding indebtedness under the Former Credit facility. During the year ended December 31, 2013, we borrowed $88.0 million and repaid $287.0 million under the Former Credit Facility, inclusive of the payment of the outstanding revolving loan balance on August 27, 2013, the proceeds of which were used primarily to fund working capital requirements associated with revenue growth and capital expenditures including the Kansas City corporate headquarters expansion and the data center consolidation project. During the year ended December 31, 2013 we paid $3.1 million of deferred acquisition consideration related to the December 28, 2011 acquisition of De Novo, $7.9 million of principal payments related to other debt, and $12.9 million of dividends. During the year ended December 31, 2013, we used $29.4 million to repurchase shares under our share repurchase program and shares required to be repurchased by the company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock option exercises. See Notes 5 and 7 of our Notes to Consolidated Financial Statements for further information.

        During the year ended December 31, 2012, we borrowed $65.0 million and repaid $83.0 million under our Former Credit Facility along with $7.2 million of principal payments related to other debt for total debt reduction of $25.2 million. In addition, we paid $12.4 million in dividends and used $6.0 million to repurchase shares under our share repurchase program and shares required to be repurchased by the company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock option exercises. In addition, during the year ended December 31, 2012, we paid $8.4 million related to deferred purchase consideration related to the October 1, 2010 acquisition of Jupiter eSources. See Notes 5 and 7 to Consolidated Financial Statements for further information.

        During the year ended December 31, 2011, we borrowed $214.0 million under our Former Credit Facility, primarily to fund the acquisitions of Encore in April 2011 and De Novo in December 2011. During 2011, proceeds from our Former Credit Facility were also used to fund purchases of property and equipment and internal costs of software development, totaling $18.6 million (as discussed above), as well as to fund common stock repurchases of $10.9 million, and cash dividend payments of $5.5 million. During 2011, we also used cash of $64.0 million for payments on our Former Credit Facility, $3.0 million for the payment of long-term obligations, including capital lease payments and

$1.9 million for debt issuance costs. These uses of cash were partially offset by net proceeds from stock issued in connection with the exercise of employee stock options of $2.9 million.

        We believe that funds generated from operations, plus our existing cash balances and amounts available under our Credit Facility, will be sufficient to meet our currently anticipated working capital requirements, internal software development expenditures, property, equipment and third-party software expenditures, capital leases, dividend payments, common stock repurchases, principal and interest payments due on our outstanding borrowings, and other contractual obligations.

Foreign Cash

        As of December 31, 2013 and 2012, our foreign subsidiaries had $9.0 million and $3.0 million, respectively, in cash located in financial institutions outside of the United States. We consider the earnings of our non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Should we decide to repatriate the foreign earnings, we would have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

Off-balance Sheet Arrangements

        We enter into operating leases in the normal course of business. Our operating lease obligations are disclosed below under "Contractual Obligations" and also in Note 6 of our Notes to Consolidated Financial Statements.

Contractual Obligations

        Contractual obligations for purchases of goods or services include agreements that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.

        The expected timing of payments of the obligations below is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

        The following table summarizes our significant contractual obligations and commitments as of December 31, 2013.

	Payments Due By Period (in thousands)
Contractual Obligation(1)	2014	2015	2016	2017	2018	2019 & After	Total
Long-term obligations(2)	$24,736	$17,018	$16,876	$16,733	$16,591	$284,250	$376,204
Capital lease obligations(3)	3,891	2,753	110	84	6	—	6,844
Operating leases	10,702	7,346	3,670	1,907	1,835	7,381	32,841
Other purchase obligations and commitments(4)	3,881	3,554	2,496	1,824	983	—	12,738

Total(5)	$43,210	$30,671	$23,152	$20,548	$19,415	$291,631	$428,627

(1)
Approximately $4.6 million of unrecognized tax benefits are not included in this contractual obligations table due to the uncertainty related to the timing of any payments.

(2)
Includes scheduled principal and interest payments on our credit facility which matures in August 2020, as well as principal and interest payments related to our note payable. Also includes the contingent consideration obligation related to the De Novo acquisition.

(3)
Includes principal and interest payments on our capital leases which mature in periods through 2018.

(4)
Includes payments due under various types of licenses and agreements to purchase goods and services and also includes capital purchase obligations related to the construction or purchase of property, plant and equipment. These amounts were not recorded as liabilities on our consolidated balance sheet as of December 31, 2013, as we had not yet received the related goods or services.

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

        Following is a description of significant sources of our revenue:

  •
  Fees contingent upon the month-to-month delivery of services defined by client contracts, such as claims processing, claims reconciliation, professional services, call center support, disbursement services, project management, collection and forensic services, consulting services, document review services, and conversion of data into an organized, searchable electronic database. The amount we earn varies based primarily on the size and complexity of the engagement, the number of hours of professional services provided, and the number of documents or volume of data processed or reviewed.

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

  •
  Legal noticing services to parties of interest in bankruptcy, class action and other administrative matters, including direct notification and media campaign, and advertising management in which we coordinate notification, primarily through print media outlets to potential parties of interest for a particular client engagement.

  •
  Monitoring and noticing fees earned based on monthly or on-demand requests for information provided through our AACER® software product.

  •
  Reimbursed expenses, primarily related to postage on mailing services.

Non-Software Arrangements

        Certain of our services are billed based on unit prices and volumes for which we have identified each deliverable service element. Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services and deliverables. For certain of these services we have obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or on third-party evidence of fair value of such similar services. For elements where evidence cannot be established, the best estimate of sales price has been used. Our arrangements do not include general rights of return. Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value or best estimated selling price of each unit of accounting, which is generally consistent with the stated prices in our arrangements. In instances when revenue recognition is deferred, we utilize the relative selling price method to calculate the revenue recognized for each period. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period. Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured. Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit on our Consolidated Balance Sheets until all revenue recognition criteria have been satisfied.

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

        We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers as well as hardware maintenance. We retain ownership of all hardware provided and we account for this hardware as a lease. As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease. Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease. Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur. This occurs at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured. This revenue, which is substantially less than ten percent of our total revenue for the years ended December 31, 2013, 2012 and 2011, is included in the Consolidated Statements of Income as a component of "Operating revenue."

Reimbursements

        We have revenue related to the reimbursed expenses, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Consolidated Statements of Income as "Reimbursable expenses" and as "Reimbursed direct costs", in the revenue and operating expenses sections, respectively.

Business combination accounting

        We have acquired a number of businesses in past years, and we may acquire additional businesses in the future. Business combination accounting requires us to determine the fair value of all assets acquired, including identifiable intangible assets, liabilities assumed, and contingent consideration issued in a business combination. The cost of the acquisition is allocated to these assets and liabilities in amounts equal to the estimated fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including quoted market prices and estimates of future cash flows to be generated by the acquired assets. Acquisition-related costs for potential and completed acquisitions are expensed, as incurred, and are included in "Other operating expense" in our Consolidated Statements of Income. Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results.

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

Goodwill

        Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. In the first quarter of 2013, we reorganized our internal management reporting structure. Under the new structure, we began reporting our financial performance for our two reportable segments: the Technology segment and the Bankruptcy and Settlement Administration segment. The composition of the segment previously called eDiscovery remains unchanged and is now referred to as the Technology segment. The former Bankruptcy segment and Settlement Administration segment were combined and are now reported as the Bankruptcy and Settlement Administration segment. We have identified our operating segments (Technology and Bankruptcy and Settlement Administration) as our reporting units for purposes of testing for goodwill impairment. At the time of the prior year's goodwill impairment testing, we had identified our three operating segments as our reporting units (eDiscovery, Bankruptcy, and Settlement Administration). At the time of the change in reporting units during the first quarter of 2013, we evaluated our goodwill balance and determined that there was no impairment of goodwill as a result of the change in reporting units. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since the last annual test to indicate that it is more likely than not that the recorded goodwill balance has become impaired.

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

        Our recognized goodwill totaled $404.3 million as of December 31, 2013. As of July 31, 2013, which is the date of our most recent impairment test, the fair value of each of our reporting units was in excess of the carrying value of the reporting unit. We have not, to date, recorded any goodwill impairments.

        The following table illustrates the percentages by which each reporting unit's fair value and our aggregate fair value exceeded its carrying value as of July 31, 2013, the date of the most recent impairment test. In addition the table includes sensitivity analyses related to changes in certain key assumptions for each reporting unit. The impact of each assumption change within the sensitivity analyses was calculated independently and excludes the impact of the other assumed changes.

	Technology	Bankruptcy and Settlement Administration	Total(2)
Fair Values in Excess of Carrying Values
Percentage by which fair value exceeds carrying value as of July 31, 2013	35%	35%	35%
Sensitivity Analysis—1% Changes in Certain Key Assumptions
Percentage by which fair value would exceed carrying value:
• 1% increase in discount rate(1)	21%	26%	n/a
• 1% decrease in long-term growth assumptions(1)	26%	29%	n/a

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

        A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets' carrying value, net of amortization, was $41.1 million as of December 31, 2013.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risks to which we are exposed include interest rates under our senior revolving credit facility, foreign exchange rates giving rise to translation, and fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue.

Interest Rate Risk

        The senior secured term loan under our Credit Facility bears interest as follows: (1) 2.75% plus prime rate subject to a 2% floor; or (2) 3.75% plus one, two, three or six month LIBOR rate subject to a 1% LIBOR floor. As of December 31, 2013, all outstanding borrowings under the term loan were based on LIBOR subject to a 1% LIBOR floor and the applicable margin was 3.75%.

        In November 2013 we entered into a two-year 3% interest rate cap agreement for a notional amount of $150,000,000 equal to the portion of the senior secured term loan being hedged. As of December 31, 2013, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risks of rising interest rates.

        We earn deposit-based and service fees from our Chapter 7 bankruptcy services. Deposit-based fees are earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients. The fees we earn are based on assets placed on deposit by our trustee clients and may vary based on fluctuations in short-term interest rates. Based on sensitivity analysis we performed for the year ended December 31, 2013, a hypothetical 1% movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

Foreign Currency Risk

        We have operations outside of the United States and therefore, a portion of our revenues and expenses are incurred in a currency other than United States dollars. We do not utilize hedge instruments to manage the exposures associated with fluctuating currency exchange rates. Our operating results are exposed to changes in exchange rates between the United States dollar and the functional currency of the countries where we have operations. When the United States dollar weakens against foreign currencies, the dollar value of revenues and expenses denominated in foreign currencies increases. When the United States dollar strengthens, the opposite situation occurs.

        We performed a sensitivity analysis assuming a hypothetical 1% increase in foreign exchange rates applied to our historical 2013 results of operations which indicated that such a movement would not have had a material effect on our total revenues or net income for the year ended December 31, 2013.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements appear following Item 15 of this Annual Report on Form 10-K.

Supplementary Data—Quarterly Financial Information (Unaudited)

        The following table sets forth the quarterly financial data for the quarters of the years ended December 31, 2013 and 2012.

	1st	2nd(3)	3 rd(4)	4 th(5)
	(in thousands, except per share data)
Year ended December 31, 2013
Operating revenue	$102,908	$104,976	$109,837	$120,969
Total revenue	$123,590	$113,372	$115,684	$129,437
Gross profit(1)	$47,743	$51,933	$53,958	$60,208
Net income	$3,937	$2,842	$4,235	$96
Net income per share—Basic(2)	$0.11	$0.08	$0.12	$0.00
Net income per share—Diluted(2)	$0.11	$0.08	$0.11	$0.00
Year ended December 31, 2012
Operating revenue	$82,827	$89,837	$83,865	$88,221
Total revenue	$88,472	$97,895	$90,987	$95,730
Gross profit(1)	$47,721	$46,259	$46,487	$46,751
Net income	$2,039	$5,157	$11,266	$3,965
Net income per share—Basic(2)	$0.06	$0. 14	$0.31	$0.11
Net income per share—Diluted(2)	$0.06	$0.14	$0.31	$0.11

(1)
Gross profit is calculated as total revenue less direct cost of operating revenue, reimbursed direct costs, and the portion of depreciation and software amortization attributable to direct costs of services.

(2)
The sum of the quarters' net income per share may not equal the total of the respective year's net income per share as each quarter is calculated independently.

(3)
Net income reflects impairment expense of $1.1 million, net of tax benefit of $0.7 million in 2012. Second quarter 2012 net income also includes $3.3 million, net of tax expense of $2.2 million related to fair value adjustment to contingent consideration.

(4)
Third quarter 2012 net income includes income of $7.0 million, net of tax expense of $4.7 million, related to fair value adjustments to contingent consideration for 2012.

(5)
Fourth quarter 2013 net income includes expense of $1.5 million, net of tax expense of $1.1million, related to fair value adjustment to contingent consideration for 2013.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on their evaluation as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, including this Annual Report on Form 10-K, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  •
  Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

        In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by The Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework, 1992. As a result of that evaluation, management believes that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears beginning on page 40.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Epiq Systems, Inc.
Kansas City, Kansas

        We have audited the internal control over financial reporting of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 25, 2014

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2013.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2013.

Equity Compensation Plan Information

        The following table sets forth as of December 31, 2013 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,336,000	$13.36	$44,577,000
Equity compensation plans not approved by security holders	460,000	$13.01	—

Total	3,796,000	$13.32	$44,577,000

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2013.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2013.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2013 and 2012
Consolidated Statements of Income—Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income—Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Equity—Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows—Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
    (2)
    Financial Statement Schedules.

Epiq Systems, Inc. and subsidiaries for each of the years in the three-year period ended December 31, 2013.
Schedule II—Valuation and Qualifying Accounts
    (3)
    Exhibits.    Exhibits are listed on the Exhibit Index at the end of this report.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2014	EPIQ SYSTEMS, INC.
	By:	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ TOM W. OLOFSON Tom W. Olofson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2014
/s/ CHRISTOPHER E. OLOFSON Christopher E. Olofson	President, Chief Operating Officer and Director	February 25, 2014
/s/ ELIZABETH M. BRAHAM Elizabeth M. Braham	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2014
/s/ W. BRYAN SATTERLEE W. Bryan Satterlee	Director	February 25, 2014
/s/ EDWARD M. CONNOLLY, JR. Edward M. Connolly, Jr.	Director	February 25, 2014
/s/ JAMES A. BYRNES James A. Byrnes	Director	February 25, 2014
/s/ JOEL PELOFSKY Joel Pelofsky	Director	February 25, 2014
/s/ CHARLES C. CONNELY, IV Charles C. Connely, IV	Director	February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Epiq Systems, Inc.
Kansas City, KS

        We have audited the accompanying consolidated balance sheets of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Epiq Systems, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 25, 2014

EPIQ SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	As of December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,336	$3,808
Trade accounts receivable, less allowance for doubtful accounts of $4,379 and $4,825	145,134	103,415
Prepaid expenses	10,617	9,967
Other current assets	3,882	3,414

Total Current Assets	199,969	120,604

LONG-TERM ASSETS:
Property and equipment, net	72,118	44,552
Internally developed software, net	16,201	18,905
Goodwill	404,302	404,211
Other intangibles, less accumulated amortization of $108,933 and $90,099	41,117	59,951
Other long-term assets	14,074	6,493

Total Long-term Assets, net	547,812	534,112

Total Assets	$747,781	$654,716

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,419	$17,351
Current maturities of long-term obligations	13,349	9,151
Accrued compensation	17,932	5,086
Customer deposits	2,717	16,094
Deferred revenue	4,020	3,131
Dividends payable	3,142	3,231
Other accrued expenses	6,985	6,905

Total Current Liabilities	78,564	60,949

LONG-TERM LIABILITIES:
Deferred income taxes	35,558	41,409
Other long-term liabilities	8,537	5,700
Long-term obligations (excluding current maturities)	299,108	203,288

Total Long-term Liabilities	343,203	250,397

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; Authorized 100,000,000 shares; Issued and outstanding 2013—40,298,852 and 34,991,629 shares, respectively Issued and outstanding 2012—39,923,852 and 35,922,509 shares, respectively	403	399
Additional paid-in capital	291,414	291,065
Accumulated other comprehensive loss	(541)	(1,432)
Retained earnings	102,754	104,445
Treasury stock, at cost—5,307,223 shares and 4,001,343 shares, respectively	(68,016)	(51,107)

Total Equity	326,014	343,370

Total Liabilities and Equity	$747,781	$654,716

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2013	2012	2011
REVENUE:
Operating revenue	$438,690	$344,750	$261,265
Reimbursable expenses	43,393	28,335	22,061

Total Revenue	482,083	373,085	283,326

OPERATING EXPENSE:
Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	210,458	145,629	90,954
Reimbursed direct costs	41,766	27,426	21,773
Selling, general and administrative	149,045	117,023	97,779
Depreciation and software and leasehold amortization	30,971	27,399	23,081
Amortization of identifiable intangible assets	18,834	26,588	21,323
Fair value adjustment to contingent consideration	2,580	(17,188)	(7,166)
Acquisition related (income) expense	—	(200)	7,681
Intangible asset impairment expense	—	1,777	1,278
Other operating (income) expense	(791)	(20)	—

Total Operating Expense	452,863	328,434	256,703

INCOME FROM OPERATIONS	29,220	44,651	26,623

INTEREST EXPENSE (INCOME):
Interest expense	12,130	9,263	5,844
Interest income	(15)	(18)	(128)

Net Interest Expense	12,115	9,245	5,716

INCOME BEFORE INCOME TAXES	17,105	35,406	20,907
PROVISION FOR INCOME TAXES	5,995	12,979	8,827

NET INCOME	$11,110	$22,427	$12,080

NET INCOME PER SHARE INFORMATION:
Basic	$0.31	$0.62	$0.34
Diluted	$0.30	$0.61	$0.33
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,434	35,497	35,186
Diluted	36,302	36,373	36,506
Cash dividends declared per common share	$0.36	$0.385	$0.205

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$11,110	$22,427	$12,080
Other comprehensive income:
Foreign currency translation adjustment (see Note 1 for discussion of tax treatment of foreign currency translation)	891	555	(16)

Comprehensive income	$12,001	$22,982	$12,064

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCI(1)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2011	39,063	(3,295)	$391	$281,119	$(1,971)	$91,069	$(42,085)	$328,523
Net income	—	—	—	—	—	12,080	—	12,080
Foreign currency translation adjustment	—	—	—	—	(16)	—	—	(16)
Tax benefit from share-based compensation	—	—	—	264	—	—	—	264
Restricted common stock issued under share-based compensation plans	431	367	4	(1,883)	—	—	4,736	2,857
Common stock repurchased under share-based compensation plans	—	(67)	—	—	—	—	(900)	(900)
Share repurchases (Note 7)	—	(745)	—	—	—	—	(9,958)	(9,958)
Dividends declared ($0.205 per share) (Note 7)	—	—	—	—	—	(7,300)	—	(7,300)
Share-based compensation expense	—	—	—	7,369	—	—	—	7,369
Balance at December 31, 2011	39,494	(3,740)	395	286,869	(1,987)	95,849	(48,207)	332,919
Net income	—	—	—	—	—	22,427	—	22,427
Foreign currency translation adjustment	—	—	—	—	555	—	—	555
Tax deficiency from share-based compensation	—	—	—	(315)	—	—	—	(315)
Restricted common stock issued under share-based compensation plans	430	—	4	—	—	—	—	4
Stock option exercises		240		(2,208)			3,088	880
Common stock repurchased under share-based compensation plans	—	(217)	—	—	—	—	(2,689)	(2,689)
Share repurchases (Note 7)	—	(284)	—	—	—	—	(3,299)	(3,299)
Dividends declared ($0.385 per share) (Note 7)	—	—	—	—	—	(13,831)	—	(13,831)
Share-based compensation expense	—	—	—	6,719	—	—	—	6,719
Balance at December 31, 2012	39,924	(4,001)	$399	$291,065	$(1,432)	$104,445	$(51,107)	$343,370
Net income	—	—	—	—	—	11,110	—	11,110
Foreign currency translation adjustment	—	—	—	—	891	—	—	891
Tax benefit from share-based compensation	—	—	—	2,828	—	—	—	2,828
Restricted common stock issued under share-based compensation plans	375	153	4	(2,020)	—	—	2,020	4
Stock option exercises	—	780		(7,466)	—	—	10,467	3,001
Common stock repurchased under share-based compensation plans	—	(471)	—	—	—	—	(6,515)	(6,515)
Share repurchases (Note 7)	—	(1,768)	—	—	—	—	(22,881)	(22,881)
Dividends declared ($0.36 per share) (Note 7)	—		—	—	—	(12,801)	—	(12,801)
Share-based compensation expense (Note 12)	—			7,007	—	—	—	7,007
Balance at December 31, 2013	40,299	(5,307)	$403	$291,414	$(541)	$102,754	$(68,016)	$326,014
(1)
AOCI—Accumulated Other Comprehensive Income (Loss)

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,110	$22,427	$12,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software and leasehold amortization	30,971	27,399	23,081
Amortization of intangible assets	18,834	26,588	21,323
Fair value adjustment to contingent consideration	2,580	(17,188)	(7,166)
Intangible asset impairment expense	—	1,777	1,278
Share-based compensation expense	10,008	6,719	7,369
Loan fee amortization and write-off	1,903	716	641
Provision for doubtful accounts	2,411	2,223	2,303
Accretion of discount	—	1,162	212
Deferred income tax expense	(6,517)	1,473	2,430
Other, net	(803)	(105)	358
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(43,392)	(17,123)	(9,029)
Prepaid expenses and other assets	(2,281)	2,833	40
Accounts payable and other liabilities	21,921	1,547	(7,022)
Customer deposits	(13,377)	14,122	(581)
Deferred Revenue	877	(85)	1,784
Excess tax benefit related to share-based compensation	(1,328)	—	(77)
Other	(319)	(750)	1,659

Net cash provided by operating activities	32,598	73,735	50,683

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,646)	(16,025)	(12,320)
Internally developed software costs	(6,061)	(6,467)	(6,320)
Cash paid for business acquisitions, net of cash acquired	—	—	(166,930)
Proceeds from sale of assets	5	499	—
Other investing activities, net	—	186	106

Net cash used in investing activities	(40,702)	(21,807)	(185,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	300,000	—	—
Proceeds from revolver borrowings	88,000	65,000	214,000
Payments to reduce revolver borrowings	(287,000)	(83,000)	(64,000)
Debt issuance costs	(8,141)	—	(1,940)
Payments under long-term obligations	(7,903)	(7,163)	(2,953)
Payment of deferred acquisition consideration	(3,139)	(8,400)	—
Excess tax benefit related to share-based compensation	1,328	—	77
Common stock repurchases (Note 7)	(29,396)	(5,988)	(10,858)
Cash dividends paid (Note 7)	(12,891)	(12,386)	(5,514)
Proceeds from exercise of stock options	3,005	884	2,857

Net cash provided by (used in) financing activities	43,863	(51,053)	131,669

Effect of exchange rate changes on cash	769	95	511
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,528	970	(2,601)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,808	2,838	5,439

CASH AND CASH EQUIVALENTS, END OF YEAR	$40,336	$3,808	$2,838

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill

        Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. In the first quarter of 2013, we reorganized our internal management reporting structure. Under the new structure, we began reporting our financial performance for our two reportable segments: the Technology segment and the Bankruptcy and Settlement Administration segment. The composition of the segment previously called eDiscovery remains unchanged and is now referred to as the Technology segment ("Technology"). The former Bankruptcy segment and Settlement Administration segment were combined and are now reported as the Bankruptcy and Settlement Administration segment ("Bankruptcy and Settlement Administration"). We have identified our operating segments (Technology and Bankruptcy and Settlement Administration) as our reporting units for purposes of testing for goodwill impairment. At the time of the prior year's goodwill impairment testing, we had identified our three reportable segments as our reporting units (eDiscovery, Bankruptcy, and Settlement Administration). At the time of the change in reporting units during the first quarter of 2013, we evaluated our goodwill balance and determined that there was no impairment of goodwill as a result of the change in reporting units. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since the last annual test to indicate that it is more likely than not that the recorded goodwill balance has become impaired.

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

        Our recognized goodwill totaled $404.3 million as of December 31, 2013. As of July 31, 2013, which is the date of our most recent impairment test, the fair value of each of our reporting units was in excess of the carrying value of the reporting unit. We have not, to date, recorded any goodwill impairments.

Intangible Assets

        Identifiable intangible assets, resulting from various business acquisitions, consist of customer relationships, agreements not to compete, and trade names. We amortize the identifiable intangible assets over their estimated economic benefit period, generally from five to ten years. These definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable. If we were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset's

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from other events and circumstances, may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge. See Note 4 for additional information.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Derivative Instruments

        We may use derivative financial instruments as part of our risk management strategy to reduce our interest rate exposure. We do not enter into derivative financial instruments for speculative or trading purposes. The fair value of derivative instruments are recognized as assets and/or liabilities at the balance sheet date. Changes in the fair value of derivative instruments are recognized in operating results or included in accumulated other comprehensive income (loss), depending on whether the derivative instrument is accounted for as a derivative under Accounting Standards Codification ("ASC") 815 "Derivatives and Hedging" or whether the Company elects, and the relationship between the hedged item and hedging instrument, qualifies for hedge accounting treatment and whether it is considered a fair value or cash flow hedge.

        For the Company's interest rate cap agreement that was entered in November 2013, the Company has elected to account for the interest rate cap as a cash flow hedge of the risks in changes to expected cash flows related to the interest rate payments on its variable rate term loan that was entered in August 2013. The Company has concluded that the interest rate cap and the underlying exposure are structured in a manner that qualifies for an assumption of perfect effectiveness with no ineffectiveness recognized under ASC 815. As such, all changes in the fair value, including changes in the interest rate cap agreement's time value, of the interest rate cap agreement that occurred from the inception of the cash flow hedge and December 31, 2013 are recognized in accumulated other comprehensive income ("AOCI"). As the caplets settle, the settlement amount is reclassified from AOCI to earnings; which is consistent with the hedged exposure (interest expense) effecting earnings.

        The exchange of cash associated with derivative transactions is classified in the Consolidated Statement of Cash Flows in the same category as the cash flows from the items subject to the economic hedging relationships.

        The change in fair value of the interest rate cap for the year ended December 31, 2013 was de minimis and had no impact on the Consolidated Statements of Other Comprehensive Income. We did not utilize any derivative instruments during the years ended December 31, 2012 or 2011. For additional information related to derivative instruments see Notes 5 and 9.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

        We have agreements with clients pursuant to which we deliver various services each month.

        Following is a description of significant sources of our revenue:

  •
  Fees contingent upon the month-to-month delivery of services defined by client contracts, such as claims processing, claims reconciliation, professional services, call center support, disbursement services, project management, collection and forensic services, consulting services, document review services, and conversion of data into an organized, searchable electronic database. The amount we earn varies based primarily on the size and complexity of the engagement, the number of hours of professional services provided, and the number of documents or volume of data processed or reviewed.

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

  •
  Legal noticing services to parties of interest in bankruptcy, class action and other administrative matters, including direct notification and media campaign, and advertising management in which we coordinate notification, primarily through print media outlets to potential parties of interest for a particular client engagement.

  •
  Monitoring and noticing fees earned based on monthly or on-demand requests for information provided through our AACER® software product.

  •
  Reimbursed expenses, primarily related to postage on mailing services.

Non-Software Arrangements

        Certain of our services are billed based on unit prices and volumes for which we have identified each deliverable service element. Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services and deliverables. For certain of these services we have obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or on third-party evidence of fair value of such similar services. For elements where evidence cannot be established, the best estimate of sales price has been used. Our arrangements do not include general rights of return. Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value or best estimated selling price of each unit of accounting, which is generally consistent with the stated prices in our arrangements. In instances when revenue recognition is deferred, we

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

utilize the relative selling price method to calculate the revenue recognized for each period. As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period. Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured. Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit on our Consolidated Balance Sheets until all revenue recognition criteria have been satisfied.

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

        We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers as well as hardware maintenance. We retain ownership of all hardware provided and we account for this hardware as a lease. As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease. Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease. Therefore, all lease payments, based on the estimated fair value of hardware provided, were accounted for as contingent rentals which requires that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur. This occurs at the end of each period as we achieve our target when deposits are held at the depository financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured. This revenue, which is substantially less than ten percent of our total revenue for the years ended December 31, 2013, 2012 and 2011, is included in the Consolidated Statements of Income as a component of "Operating revenue."

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reimbursements

        We have revenue related to the reimbursed expenses, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Consolidated Statements of Income as "Reimbursable expenses" and as "Reimbursed direct costs", in the revenue and operating expenses sections, respectively.

Costs Related to Contract Acquisition, Origination, and Set-up

        We expense customer contract acquisition, origination, and set-up costs as incurred.

Depreciation and Software and Leasehold Amortization

        Depreciation and software and leasehold amortization for the years ended December 31, 2013, 2012 and 2011, was $31.0 million, $27.4 million, and $23.1 million, respectively. The caption "Depreciation and software and leasehold amortization" in the accompanying Consolidated Statements of Income includes costs that are directly related to services of approximately $16.0 million, $12.8 million, and $10.2 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

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

        Diluted net income per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect, if any, of stock options. The numerator of the diluted net income per share calculation is decreased by the allocation of net income and dividends to nonvested shares, if the net impact is dilutive. In determining diluted earnings per share, we use the more dilutive earnings per share result between two-class method calculation and the treasury stock method calculation applied to our outstanding nonvested share awards. See Note 11 for additional information.

Segment Information

        Our Chief Operating Decision Maker (Epiq's Chief Executive Officer) makes operating decisions and assesses business performance, based on our internal financial reporting structure, on a reportable segment level basis. See Note 14 for additional information.

Foreign Currency Translation

        Local currencies are the functional currencies for our operating subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are part of accumulated other comprehensive loss and are included as a separate component of equity. The changes in foreign currency translation adjustments

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of significant value are translated as of the date of the transactions for these subsidiaries; however, day to day operational transactions are translated at average rates of exchange. As of December 31, 2013, 2012, and 2011, cumulative translation adjustments included in accumulated other comprehensive loss were $0.5 million, $1.4 million, and $2.0 million, respectively.

Other Comprehensive Income

The only component of other comprehensive income is foreign currency translation. The following table sets forth a reconciliation of other comprehensive income for the years ended December 31, 2013, 2012, and 2011:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2010	$(1,971)	$(1,971)
Current period activity:
Foreign currency translation adjustment	(16)	(16)

Balance at December 31, 2011	(1,987)	(1,987)
Current period activity:
Foreign currency translation adjustment	555	555

Balance at December 31, 2012	(1,432)	(1,432)
Current period activity:
Foreign currency translation adjustment	891	891

Balance at December 31, 2013	$(541)	$(541)

Accounting for Contingencies

We may be involved in various legal proceedings from time to time in the ordinary course of business. Except for income tax contingencies, we record accruals for contingencies to the extent that we conclude their occurrence is probable and that the related liabilities are reasonably estimable. We record anticipated recoveries under existing insurance contracts when we are assured of recovery. Many factors are considered when making these assessments, including the progress of the case, opinions or views of legal counsel, prior case law, our experience or the experience of other companies with similar cases, and our intent on how to respond. Litigation and other contingencies are inherently unpredictable and excessive damage awards do occur. As such, these assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued guidance which requires companies to disclose additional information about items reclassified out of AOCI. Such additional information

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

includes changes in AOCI balances by component with separate presentation of reclassification adjustments and current period other comprehensive income; and significant items reclassified out of AOCI by component, either on the face of the income statement or as a separate note to the financial statements. This guidance does not change current generally accepted accounting principles in the United States of America requirements for interim financial statement reporting of other comprehensive income. However, we would be required to include information about changes in AOCI balances by component and significant items reclassified out of AOCI in interim reporting periods. We have elected to present changes in AOCI balances by component in a separate note to the consolidated financial statements. This requirement was effective for us beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and did not require retrospective application.

NOTE 2: PROPERTY AND EQUIPMENT

        The classification of property and equipment and the related estimated useful lives is as follows:

	December 31,
			Estimated Useful Life
	2013	2012
	(in thousands)
Land	$1,247	$1,758
Building and building and leasehold improvements	22,127	14,688	3 - 30 years
Furniture and fixtures	7,712	5,858	5 years
Computer equipment and purchased software	110,449	88,086	2 - 5 years
Transportation equipment	7,522	7,522	3 - 5 years
Operations equipment	6,122	6,405	3 - 5 years
Construction in progress	18,295	2,611

	173,474	126,928
Accumulated depreciation and amortization	101,356	(82,376)

Property and equipment	$72,118	$44,552

        Computer equipment and purchased software includes property acquired under capital leases. As of December 31, 2013 and 2012, assets acquired under capital leases had a historical cost basis of $13.9 million and $16.2 million, respectively.

        As of December 31, 2013, the balance of $18.3 million in construction in progress includes assets purchased, but not yet placed into service, related to the purchase of hardware and software to support revenue growth and to equip our new U.S. data center.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 3: INTERNALLY DEVELOPED SOFTWARE

        The following is a summary of internally developed software:

	Year Ended December 31,
	2013	2012
	(in thousands)
Amounts capitalized, beginning of year	$62,962	$57,540
Development costs capitalized	6,061	6,467
Foreign currency translation	—	(20)
Dispositions	(161)	(1,025)

Amounts capitalized, end of year	68,862	62,962
Accumulated amortization, end of year	(52,661)	(44,057)

Internally developed software, net	$16,201	$18,905

        Included in the above are capitalized software development costs for projects in progress of $3.7 million and $3.6 million at December 31, 2013 and 2012, respectively. During the years ended December 31, 2013, 2012, and 2011, we recognized amortization expense related to capitalized software development costs of $8.8 million, $8.6 million, and $7.3 million, respectively. Internally developed software is tested for impairment whenever events or changes in circumstances indicate that the net realizable value may be less than the unamortized capitalized cost.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 was as follows:

	Technology	Bankruptcy and Settlement Administration	Total
	(in thousands)
Balance as of December 31, 2011	$187,773	$214,963	$402,736
Purchase price adjustments	1,276	—	1,276
Foreign currency translation and other	199	—	199

Balance as of December 31, 2012	$189,248	$214,963	$404,211
Foreign currency translation and other	91	—	91

Balance as of December 31, 2013	$189,339	$214,963	$404,302

        During 2012 we increased goodwill recorded in connection with our acquisition of De Novo Legal LLC ("De Novo") by $1.3 million. This adjustment was based on information obtained after December 31, 2011, related to the results of an independent valuation of the fair value of De Novo's property, plant and equipment

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 4: GOODWILL AND INTANGIBLE ASSETS (Continued)

        Identifiable intangible assets as of December 31, 2013 and 2012 consisted of the following:

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets:
Customer relationships	$124,512	$90,274	$124,512	$73,713
Trade names	6,591	2,481	6,591	1,650
Non-compete agreements	18,947	16,178	18,947	14,736

Total	$150,050	$108,933	$150,050	$90,099

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

        Due to the change from an indefinite life to a ten-year useful life, we tested the AACER® trade name for impairment as of June 30, 2012, based on financial forecasts and the expected useful life of ten years. Per the results of this valuation analysis, the carrying value of the trade name exceeded its fair value by $1.8 million and accordingly we recorded this amount in 2012 as "Intangible asset impairment expense" in the accompanying Consolidated Statements of Income. In 2011, as a result of our annual impairment test, the carrying value of this non-amortizing trade name was in excess of its fair value calculated under the relief from royalty method and as a result we recognized $1.3 million of impairment expense reflected in "Intangible asset impairment expense" on our Consolidated Statement of Income for the year ended December 31, 2011.

        Aggregate amortization expense related to amortizing intangible assets was $18.8 million, $26.6 million, and $21.3 million, for the years ended December 31, 2013, 2012, and 2011, respectively. The following table outlines the estimated future amortization expense related to amortizing intangible assets held at December 31, 2013:

Year Ending December 31,	(in thousands)
2014	$12,569
2015	9,893
2016	6,232
2017	5,390
2018	3,434
2019 and thereafter	3,599

Total	$41,117

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 5: LONG-TERM OBLIGATIONS

        The following is a summary of long-term obligations outstanding:

	Final Maturity Date	Weighted-Average Interest Rate	December 31, 2013	December 31, 2012
			(in thousands)
Senior secured term loan	August 2020	4.75%	$299,250	$—
Senior revolving loan	August 2018	n/a	—	199,000
Capital leases	April 2017	4.3%	6,548	2,860
Note payable	October 2014	2.1%	4,079	7,080
Acquisition-related liabilities	March 2014	n/a	2,580	3,499

Total long-term obligations, including current portion			312,457	212,439

Current maturities of long-term obligations
Senior secured term loan			(3,000)	—
Capital leases			(3,690)	(1,640)
Notes payable			(4,079)	(4,012)
Acquisition-related liabilities			(2,580)	(3,499)

Total current maturities of long-term obligations			(13,349)	(9,151)

Total Long-term obligations			$299,108	$203,288

Credit Facilities

2013 Secured Credit Facility

        On August 27, 2013, we entered into a $400 million senior secured credit facility consisting of a senior revolving loan in a principal amount equal to $100 million, maturing in August 2018, and a senior secured term loan in a principal amount equal to $300 million, maturing in August 2020 (the "Credit Facility"). The Credit Facility replaces the Fourth Amended and Restated Credit and Security Agreement, dated as of April 25, 2011 (the "Former Credit Facility").

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

        Proceeds from the senior secured term loan were used to pay for, among other items, fees and expenses of approximately $8.1 million associated with the Credit Facility, and the repayment of the outstanding balance under the Former Credit Facility, which was then terminated. During the year ended December 31, 2013, approximately $1.0 million was included in interest expense on the accompanying Consolidated Statements of Income, related to the write-off of a portion of the unamortized deferred debt issuance costs for the Former Credit Facility.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

        The senior secured term loan bears interest as follows: (1) 2.75% plus prime rate subject to a 2% floor; or (2) 3.75% plus one, two, three or six month LIBOR rate subject to a 1% LIBOR floor. As of December 31, 2013, all outstanding borrowings under the term loan were based on LIBOR subject to a 1% LIBOR floor and the applicable margin was 3.75%.

        Borrowings under the senior revolving loan bear interest at various rates based on our total net leverage ratio with two rate options as follows: (1) for base rate advances, borrowings bear interest at prime rate plus 200 to 300 basis points; and (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 300 to 400 basis points. As of December 31, 2013, there were no borrowings outstanding under the senior revolving loan.

        Commencing on December 31, 2013, the term loan facility requires quarterly payments of principal, in equal quarterly installments of $0.8 million and a final installment equal to the remaining principal balance in August 2020.

        In November 2013, for an upfront cash payment of $46,000, we entered into a two-year 3% interest rate cap agreement for a notional amount of $150,000,000 equal to the portion of the senior secured term loan being hedged. The interest rate cap will amortize consistent with the senior secured term loan. The interest rate cap agreement settles monthly and expires on August 31, 2015. It bears a strike rate of 3% with an underlying of the one month USD LIBOR, which is consistent with the variable rate on the Company's senior secured term loan. At the inception of the cash flow hedging relationship and as of December 31, 2013, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risk of increases in the Company's expected interest expense payments related to its senior secured term loan consistent with LIBOR rising above 3%.

        The Company has determined that the hedging relationship qualifies for cash flow hedge accounting; accordingly, as of December 31, 2013, all changes in the fair value of the interest rate cap were included in accumulated other comprehensive income and represented a de-minimus amount as of December 31, 2013. As the monthly interest rate caplets settle, the settlement amount is reclassified from AOCI and recorded in interest expense. This is consistent with the timing of the hedged item, the monthly interest expense settlements on the senior secured term loan. There was no intrinsic value related to the interest rate caplets which settled during the year ended December 31, 2013 and, as such, no amount was recognized in interest expense. The hedge was determined to be perfectly effective during the period from inception of the cash flow hedge through December 31, 2013 with no ineffectiveness recognized in earnings. The fair value of the interest rate cap as of December 31, 2013 was $27,000 and was included in other noncurrent assets. The amount expected to be reclassified from AOCI to earnings in the next 12 months represents the estimated fair value of the interest rate caplets that will settle during this period which is $500. We did not utilize any derivative instruments during the years ended December 31, 2012 or 2011.

        We manage exposure to counter-party credit risk related to our derivative positions by entering into contracts with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate non-performance by any of the counter-parties. Our exposure to credit risk in the event of non-performance by any of the counter-parties is limited to those assets that have been recorded, but have not yet been received in cash.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

        In addition, the Credit Facility contains certain annual mandatory pre-payment terms based on a percentage of excess cash flow, commencing with measurement for the fiscal year ending December 31, 2014, and initial payment, if any, in fiscal year 2015. Excess cash flow, as defined in the Credit Facility includes Consolidated EBITDA adjusted for capital expenditures, interest paid, income taxes paid, principal payments, certain acquisition-related obligations and working capital changes. Such annual mandatory prepayments are only required when the net leverage ratio exceeds 2.75 to 1.00.

        The Credit Facility contains a financial covenant related to a net leverage ratio (as defined in the Credit Facility) which is not permitted to exceed 4.50 to 1.00 as well as other customary covenants related to limitations on (i) creating liens, debt, guarantees or other contingent obligations, (ii) engaging in mergers, acquisitions and consolidations, (iii) paying dividends or other distributions to, and redeeming and repurchasing securities from, equity holders, (iv) prepaying, redeeming or repurchasing subordinated or junior debt, and (v) engaging in certain transactions with affiliates, in each case, subject to customary exceptions. As of December 31, 2013, we were in compliance with all covenants.

Capital Leases

        We lease certain equipment under capital leases that generally require monthly payments with final maturity dates during various periods through 2017. As of December 31, 2013, our capital leases had a weighted-average interest rate of approximately 4.3%. See Note 2 for further discussion of assets acquired under capital leases.

Notes Payable

        During 2011 we entered into a note payable related to a software license agreement that bears interest of approximately 2.1% for the remainder of its term and is payable quarterly through the fourth quarter of 2014.

Acquisition-related Liabilities

        In 2011 and 2010, in connection with the acquisitions of Jupiter eSources LLC ("Jupiter eSources") and De Novo, we incurred liabilities related to potential contingent consideration based on future revenue growth.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

        Amounts recorded in connection with acquisition-related liabilities as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
De Novo contingent consideration:
Current portion	$2,580	$—

Total De Novo contingent consideration	2,580	—

De Novo deferred acquisition price:
Current portion	—	3,499

Total De Novo deferred acquisition price	—	3,499

Total acquisition-related liabilities	$2,580	$3,499

Jupiter eSources

        The undiscounted amount of all potential future payments that we could be required to make under the Jupiter eSources contingent consideration is between $0 and $10 million over the remaining measurement period through December 2014. During 2011, based on our probability assessments of projected revenue over the remainder of the measurement period, we determined that it was not likely that any contingent consideration for Jupiter eSources would be realized and recognized a total decrease in the fair value of $7.2 million which was reflected in "Fair value adjustment to contingent consideration" on the Consolidated Statements of Income for the year ended December 31, 2011. Our probability assessment of projected revenue over the remainder of the measurement period did not change in 2012 and 2013 and as such there is no liability recorded related to this contingent consideration as of December 31, 2013 and 2012.

        In connection with the acquisition of Jupiter eSources, we withheld $8.4 million of the purchase price for potential claims for indemnification and purchase price adjustments that was subsequently paid in May 2012. The $8.4 million payment was previously misclassified as an investment activity and has been reclassified as a financing activity in the Consolidated Statement of Cash Flows for the year ended December 31, 2012.

De Novo

        In connection with the acquisition of De Novo, a portion of the purchase price was deferred and was being held for potential indemnification claims. During the third quarter of 2013 we paid $3.1 million of the deferred purchase price, adjusted for indemnification claims, to the sellers. The balance remaining after payment to the sellers of $0.8 million was written off as a credit to operating expense, which is included in Other Operating Income on the Consolidated Statements of Income for the year ended December 31, 2013.

        The undiscounted amount of all potential future payments that could have been required under the De Novo contingent consideration opportunity was between $0 and $29.1 million over the initial

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

two-year measurement period which ended on December 31, 2012 and December 31, 2013, respectively. A portion of the De Novo contingent consideration was contingent upon certain of the sellers remaining employees of Epiq and is therefore recognized as compensation expense. If those sellers did not remain employees of Epiq, the portion of the contingent consideration to which they were entitled was forfeited and was not allocated to the remaining sellers. The portion of the contingent consideration that was not tied to employment was considered to be part of the total consideration paid for net assets in connection with the purchase of De Novo.

        Based on operating revenue recorded for the 2013 measurement period, as defined in the purchase agreement, a portion of the De Novo contingent consideration opportunity was achieved in the fourth quarter of 2013. As a result, we recorded a total adjustment of $3.4 million to the contingent consideration obligation as of December 31, 2013 of which $2.6 million is included in "Current maturities of long-term obligations" and $0.8 million is included in "Other accrued expenses" on the accompanying Consolidated Balance Sheets as of December 31, 2013. On the accompanying Consolidated Statements of Income, $2.6 million is included in "Fair value adjustment to contingent consideration" related to non-employee sellers and $0.8 million related to sellers who are Epiq employees is included in "Selling, general and administrative expense" for the year ended December 31, 2013.

        During 2012, the employment ended for one of the De Novo employees entitled to a portion of the contingent consideration. According to the terms of the purchase agreement with De Novo, the portion of the contingent consideration subject to the continued employment of this employee was forfeited in its entirety. Also during 2012, based on projected revenue over the remainder of the measurement period, we recorded a total decrease in the fair value of the contingent consideration obligation of $17.2 million for the year ended December 31, 2012 which is included in "Fair value adjustment to contingent consideration" in the Consolidated Statements of Income. See Note 13 of our Notes to Consolidated Financial Statements for further detail related to the De Novo contingent consideration and holdback amounts.

Scheduled Principal Payments

        Our long-term obligations, consisting of our senior secured term loan (based upon the required quarterly payments but not considering the additional principal payments under the excess cash flow provisions notes above), acquisition-related liabilities, and capitalized leases, mature as follows for years ending December 31:

(in thousands)
2014	$13,349
2015	5,666
2016	3,104
2017	3,083
2018 and thereafter	287,255

Total	$312,457

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 6: OPERATING LEASES

        We have non-cancelable operating leases for office space at various locations expiring at various times through 2020. Each of the leases requires us to pay all executory costs (property taxes, maintenance and insurance). Certain of our lease agreements provide for scheduled rent increases during the lease term. Rent expense is recognized on a straight-line basis over the lease term. Landlord-provided tenant improvement allowances are recorded as a liability and amortized as a reduction to rent expense over the lease term. Additionally, we have non-cancelable operating leases for office equipment and automobiles expiring through 2017.

        Future minimum lease payments during the years ending December 31 are as follows:

Total Future Minimum Lease Payments
(in thousands)
2014	$10,702
2015	7,346
2016	3,670
2017	1,907
2018	1,835
Thereafter	7,381

Total minimum lease payments	$32,841

        Expense related to operating leases for the years ended December 31, 2013, 2012 and 2011 was approximately $12.6 million, $11.5 million, and $11.4 million, respectively.

NOTE 7: EQUITY

Share Repurchases

        On June 1, 2012, our Board authorized the repurchase, through December 31, 2013, of up to an aggregate of $35.0 million of our outstanding shares of common stock (the "2012 Program"). Repurchases were permitted to be made pursuant to the 2012 Program from time to time at prevailing market prices in the open market, in block trades or in privately negotiated purchases, or any combination thereof. The Company was permitted to utilize one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to applicable laws to effect all or a portion of the repurchases. The timing, manner, price and amount of share repurchases under the 2012 Program was determined by the Company in its discretion and was subject to market and economic conditions, prevailing stock prices, loan covenants, leverage objectives, applicable legal and regulatory requirements, and other factors.

        During the year ended December 31, 2013, we purchased 1,768,296 shares of common stock under the 2012 Program for approximately $22.9 million, at an average cost of $12.94 per share. During the year ended December 31, 2012, we purchased 283,980 shares of common stock under the 2012 Program for approximately $3.3 million, at an average cost of $11.62 per share.

        On November 6, 2013, our Board approved and authorized the repurchase, on or prior to December 31, 2015, of our outstanding shares of common stock up to an aggregate of $35.0 million

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 7: EQUITY (Continued)

(the "2014 Share Repurchase Program"). The 2014 Share Repurchase Program became effective on January 1, 2014, upon the expiration of the 2012 program.

        Beginning on January 1, 2014, repurchases may be made pursuant to the 2014 Share Repurchase Program from time to time at prevailing market prices in the open market, in block trades or in privately negotiated purchases, or any combination thereof. We may utilize one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to applicable laws to effect all or a portion of the repurchases. The timing, manner, price and amount of any share repurchases under the 2014 Share Repurchase Program will be determined by the Company in its discretion and will be subject to market and economic conditions, prevailing stock prices, loan covenants, leverage objectives, applicable legal and regulatory requirements, and other factors.

        We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options. During the years ended December 31, 2013, 2012, and 2011 we repurchased 471,248 shares for approximately $6.5 million, 217,713 shares for approximately $2.7 million, and 66,290 shares for approximately $0.9 million, respectively, to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises.

Dividends

        Total dividends declared in 2013 were $12.8 million or $0.36 per share and total dividends paid in 2013 totaled $12.9 million, or $0.36 per outstanding common share. Total dividends declared in 2012 were $13.8 million or $0.385 per outstanding common share and total dividends paid in 2012 totaled $12.4 million, or $0.345 per outstanding common share inclusive of a special dividend declared and paid during the fourth quarter of 2012. Dividends payable were approximately $3.1 million and $3.2 million at December 31, 2013 and 2012, respectively.

NOTE 8: EMPLOYEE BENEFIT PLANS

Stock Purchase Plan

        We have an employee stock purchase plan that allows employees to purchase shares of our common stock through payroll deduction. The purchase price for all employee participants is based on the closing bid price on the last business day of the month.

Defined Contribution Plan

        We have a defined contribution 401(k) plan that covers substantially all employees. We match 60% of the first 10% of employee contributions and have the option of making additional discretionary contributions. We also sponsor a 401(k) plan covering eligible employees of one of our subsidiaries for which we do not match employee contributions. Our plan expense was approximately $2.5 million, $2.0 million, and $1.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 9: FAIR VALUE MEASUREMENTS

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

        The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1. There were no transfers between Level 1 and Level 2 during the years ended December 31, 2013, 2012 or 2011. Our Level 3 liability is valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the contingent consideration.

        For fair value measurements categorized within Level 3 of the fair value hierarchy, our accounting and finance management, who report to the chief financial officer, determine our valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance management and are approved by the chief financial officer. Fair value calculations are generally prepared by third-party valuation experts who rely on discussions with management in addition to the use of management's assumptions and estimates as they relate to the assets or liabilities in Level 3. Such assumptions and estimates include inputs such as estimates of future cash flows, projected profit and loss information, discount rates, and assumptions as they relate to future pertinent events. Through regular interaction with the third-party valuation experts, finance and accounting management determine that the valuation techniques used and inputs and outputs of the models reflect the requirements of accounting standards as they relate to fair value measurements. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 9: FAIR VALUE MEASUREMENTS (Continued)

        As of December 31, 2013, 2012 and 2011, our assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows:

		Estimated Fair Value Measurements
			Significant Other Observable Inputs
		Quoted Prices in Active Markets		Significant Unobservable Inputs
	Carrying Value
Items Measured at Fair Value on a Recurring Basis		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
December 31, 2013:
Assets:
Interest rate cap	$27	$-	$27	$-

December 31, 2012:
Assets:
Money market funds	$34	$34	$—	$—

December 31, 2011:
Assets:
Money market funds	$34	$34	$—	$—

Liabilities:
Contingent consideration(1)	$16,226	$-	$—	$16,226

(1)
The contingent consideration represents the estimated fair value, as of the acquisition date, of the estimated contingent consideration that could have been payable in connection with the De Novo acquisition that was contingent upon achieving performance hurdles based on operating revenue objectives. The carrying value at December 31, 2011, was based on management's estimate of projected revenue over the measurement period as well as the probability of contingent consideration achievement and an applied discount rate to the projected contingent consideration payments that approximated the weighted average cost of capital. As discussed in Note 5 the carrying value was adjusted to zero during the third quarter of 2012.

        As of December 31, 2013 and 2012, the carrying value of our trade accounts receivable, accounts payable, certain other liabilities, deferred acquisition price liabilities and capital leases approximated fair value. At December 31, 2013 and 2012, the amount outstanding under our credit facility was $302.3 million and $199.0 million, respectively, which approximated fair value due to the borrowing rates currently available to the Company for debt with similar terms and is classified as Level 2.

        As of December 31, 2013, the estimated fair value of the Company's interest rate cap was approximately $27,000 and was determined via the Black-Scholes option pricing model which utilizes certain observable inputs including the forward and spot curves for the underlying 1 month LIBOR and the estimated volatility for the 1 month LIBOR over the remaining term of the interest rate cap agreement. Based on these characteristics the interest rate cap is classified as a level 2. The fair value of the interest rate cap is subject to material change based upon changes in the forward curve for 1 month LIBOR and the volatility thereof.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 9: FAIR VALUE MEASUREMENTS (Continued)

        The following table presents changes in the fair value of contingent consideration related to the De Novo acquisition for the year ended December 31, 2012. The contingent consideration recorded on the Consolidated Balance Sheets as of December 31, 2013 was based on actual revenue achieved.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)
Total
Ending balance December 31, 2011	$16,226
Increase in fair value related to accretion	962
Decrease in fair value of contingent consideration obligation	(17,188)

Ending balance December 31, 2012	$—

        The decrease in fair value of $17.2 million during the year ended December 31, 2012, is attributable to the change in fair value of the contingent consideration for the De Novo acquisition which is reflected in "Fair value adjustment to contingent consideration" on the Consolidated Statement of Income.

Significant Customer and Concentration of Credit Risk

        For the years ended December 31, 2013, 2012 and 2011, we had no customers which accounted for more than 10% of our consolidated revenue or consolidated accounts receivable.

NOTE 10: INCOME TAXES

        Income before income taxes consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Income before income taxes
United States	$12,273	$32,148	$18,406
Foreign	4,832	3,258	2,501

Total	$17,105	$35,406	$20,907

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 10: INCOME TAXES (Continued)

        The provision for income taxes included the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Provision for income taxes
Currently payable income taxes
Federal	$9,121	$9,447	$3,062
State	1,849	1,221	2,408
Foreign	1,542	838	927

Total	12,512	11,506	6,397

Deferred income taxes
Federal	(4,687)	946	2,333
State	(1,724)	619	323
Foreign	(106)	(92)	(226)

Total	(6,517)	1,473	2,430

Provision for income taxes	$5,995	$12,979	$8,827

        A reconciliation of the provision for income taxes at the statutory rate of 35% to the provision for income taxes at our effective rate is shown below:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Computed at the statutory rate	$5,987	$12,392	$7,318
Change in taxes resulting from:
State income taxes, net of federal tax effect	81	1,136	1,747
Foreign tax and change in foreign valuation allowance	(322)	(394)	(175)
Permanent differences	797	578	450
Uncertain Tax Positions	447	—	192
Research and Development Credits	(676)	(239)	(490)
Domestic Production Activities Deduction	(422)	(568)	(286)
Other	103	74	71

Provision for income taxes	$5,995	$12,979	$8,827

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 10: INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities on the accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,661	$1,524
Share-based compensation	10,474	9,711
Intangible assets	2,653	2,483
Deferred rent	527	799
Accrued liabilities	2,094	2,574
Foreign loss carryforwards	639	69
State net operating loss carryforwards	838	631
Valuation allowances	(808)	(101)

Total deferred tax assets	18,078	17,690

Deferred tax liabilities:
Prepaid expenses	(2,199)	(2,740)
Intangible assets	(33,300)	(35,523)
Property and equipment and software development costs	(11,321)	(13,817)
Deferred debt discharge income	(2,649)	(3,300)
Other	(100)	(318)

Total deferred tax liabilities	(49,569)	(55,698)

Net deferred tax liability	$(31,491)	$(38,008)

        Prior to our acquisition of Encore, as part of a debt restructuring in 2009, Encore elected to defer recognition of approximately $8.9 million of debt discharge income pursuant to Section 108(i) of the Internal Revenue Code of 1986, as amended. For each year 2013 through 2017, we will include approximately $1.8 million of deferred debt discharge income in taxable income.

        As of December 31, 2013, we had as filed state operating loss carryforwards of $9.3 million. These carryforwards expire in varying amounts in years 2014 through 2033. Of these carryforwards, $2.9 million was generated in states where it is uncertain that we will be able to utilize these losses resulting in a $0.1 million deferred tax asset. A $0.1 million valuation allowance was recorded relating to these losses. Management believes that it is more likely than not that we will be able to utilize the other remaining state loss carryforwards and, therefore, no additional valuation allowance is necessary.

        As of December 31, 2012, we had as filed state operating loss carryforwards of $6.6 million. These carryforwards expire in varying amounts in years 2014 through 2032. Of these carryforwards, $0.9 million was generated in a state in which Epiq no longer maintained a presence or a filing obligation resulting in a $0.1 million deferred tax asset. A $0.1 million valuation allowance was recorded relating to these losses.

        As a result of certain realization requirements for tax benefits relating to employee exercise of stock options, the deferred tax assets and liabilities shown above exclude certain deferred tax assets relating to state net operating losses generated in 2013. These losses arose directly from tax deductions

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 10: INCOME TAXES (Continued)

related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $0.1million if and when such deferred tax assets are ultimately realized. We use tax law ordering for the purpose of determining when excess tax benefits have been realized.

        During 2013, we recorded a $0.6 million valuation allowance relating to approximately $1.6 million of net operating losses generated in new international jurisdictions. This valuation allowance will be released when management believes it is more likely than not that based on the available positive and negative evidence the losses will be utilized.

        During 2013, our Hong Kong net operating loss was fully utilized. Accordingly, we have released the $0.1 million valuation allowance related to this loss.

        We have received certification for the Kansas High Performance Incentive Program ("HPIP") tax credit in conjunction with investments made in our Kansas facilities. As of December 31, 2013, $0.7 million of HPIP credits were available to offset our 2013 and future Kansas income tax. The credit may be carried forward for a period of ten years provided we continue to meet the HPIP certification requirements.

        On January 2, 2013, the American Taxpayer Relief Act was passed into law and it extended the federal research credit to tax years 2012 and 2013. The credit had expired on December 31, 2011. Since this was enacted in 2013, and because a tax law is accounted for in the period of enactment, the 2012 research credit related tax benefits of approximately $0.5 million were recognized in 2013. The tax benefit of $0.2 million recognized in 2012 reflected in the rate reconciliation table is a result of additional benefit related to periods prior to December 31, 2012.

        On December 31, 2013, the federal research credit expired. Although extending the credit beyond 2013 has been introduced into legislation, it has not been passed. If the credit is not extended, this would increase our effective tax rate in future tax periods

        The net deferred tax liability is presented on the Consolidated Balance Sheets as follows:

	December 31,
	2013	2012
	(in thousands)
Other current assets	$3,824	$3,235
Other long-term assets	243	166
Long-term deferred income tax liability	(35,558)	(41,409)

Net deferred tax liability	$(31,491)	$(38,008)

        United States income and foreign withholding taxes have not been recognized on the excess of earnings for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such earnings become subject to United States taxation upon the remittance of dividends or a sale or liquidation of the foreign subsidiary. The amount of such excess totaled approximately $11.7 million at December 31, 2013. It is not practicable to estimate the amount of any deferred tax liability related to this amount.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 10: INCOME TAXES (Continued)

        As of December 31, 2013, 2012 and 2011, the gross amount of unrecognized tax benefits, including penalty and interest, was approximately $6.4 million, $5.4 million, and $4.9 million, respectively. If recognized, approximately $5.2 million, $4.4 million, and $4.1 million, would have affected our effective tax rate in 2013, 2012, and 2011, respectively.

        The following table summarizes the activity related to our gross unrecognized tax benefits excluding interest and penalties (in thousands):

	2013	2012	2011
Unrecognized Tax Benefits as of January 1	$4,639	$4,164	$2,255
Gross increases for prior year tax positions	243	1,266	1,844
Gross decreases for prior year tax positions	(53)	—	(3)
Gross increase for current year tax positions	530	323	363
Settlements	(33)	(755)	(23)
Lapse of statute of limitations	—	(359)	(272)

Unrecognized Tax Benefits at December 31	$5,326	$4,639	$4,164

        We file income tax returns in the United States federal jurisdiction, the United Kingdom, Hong Kong, Japan, Canada and various state jurisdictions. We have also made an evaluation of the potential impact of assessments by state jurisdictions in which we have not filed tax returns.

        As of December 31, 2013, the 2010 - 2012 federal, state and foreign tax returns are subject to examination. In addition, the 2009 statute of limitations remains open in certain state and foreign jurisdictions. It is reasonably possible that approximately $0.5 million of unrecognized tax benefits will be recognized in the next twelve months due to the closing of the 2009 year for state jurisdictions of which $0.4 million will affect our effective tax rate.

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

        During 2013, we were informed that our income tax returns for the years ended December 31, 2009, 2010 and 2011 will be audited by the State of New York. In the fourth quarter, we provided responses to the auditor's initial information requests. In addition, in January 2014, we were informed that our income tax returns for 2010 and 2011 will also be audited by New York City. The outcomes of

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 10: INCOME TAXES (Continued)

these tax examinations cannot be predicted with certainty, but we do not expect any adjustments to be material. If any issues are resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income tax in the period such resolution occurs.

        We have classified interest and penalties as a component of income tax expense. Estimated interest and penalties classified as a component of income tax expense during 2013, 2012, and 2011 totaled $0.2 million, $0.1 million, and $0.1 million, respectively. Accrued interest and penalties, included as a component of "Other long-term liabilities" on the accompanying Consolidated Balance Sheets, totaled $0.8 million and $0.2 million, respectively, as of December 31, 2013. As of December 31, 2012, the accrued interest and penalties were $0.6 million and $0.2 million, respectively.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 11: NET INCOME PER SHARE (Continued)

        The computation of basic and diluted net income per share for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)
Net income	$11,110			$22,427
Less: amounts allocated to nonvested shares	(113)			(268)

Basic net income available to common stockholders	10,997	35,434	$0.31	22,159	35,497	$0.62

Effect of dilutive securities:
Stock options	—	868		—	876
Add back: amounts allocated to nonvested shares	113	—		268	—
Less: amounts re-allocated to nonvested shares	(113)	—		(268)	—

Diluted net income available to common stockholders	$10,997	36,302	$0.30	$22,159	36,373	$0.61

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 11: NET INCOME PER SHARE (Continued)

        The computation of basic and diluted net income per share for the year ended December 31, 2011 is as follows:

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

        For the years ended December 31, 2013, 2012, and 2011 weighted-average outstanding stock options totaling approximately 2.0 million, 3.1 million, and 2.3 million, shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted net income per share.

NOTE 12: SHARE-BASED COMPENSATION

        Share-based compensation is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period. The following table presents total share-based compensation expense, which is a non-cash charge, included in the Consolidated Statements of Income:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Direct cost of operating revenue	$660	$201	$309
Selling, general and administrative	9,348	6,518	7,060

Pre-tax share-based compensation expense	10,008	6,719	7,369
Income tax benefit	(4,135)	(2,908)	(3,190)

Total share-based compensation expense, net of tax	$5,873	$3,811	$4,179

        Share-based compensation expense was adjusted for stock options and awards that we estimate will be forfeited prior to vesting. We use historical information to estimate employee termination and the resulting forfeiture rate. As of December 31, 2013, there was $2.8 million of total unrecognized

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 12: SHARE-BASED COMPENSATION (Continued)

compensation cost related to outstanding, unvested stock options and restricted stock, which will be recognized over a weighted-average period of approximately 2.5 years.

        The 2004 Equity Incentive Plan, as amended (the "2004 Plan") limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and nonvested share (commonly referred to as restricted stock) awards stock to 7,500,000 shares. Any grant under the 2004 Plan that expires or terminates unexercised, becomes unexercisable or is forfeited will be available for further grants. At December 31, 2013, there were approximately 1,117,000 shares of common stock available for future equity-related grants under the 2004 Plan.

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

        Although various forms of equity instruments may be issued under the 2004 Plan, through December 31, 2013, we have only issued incentive stock options, nonqualified stock options, and nonvested share awards.

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

        The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used and the

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 12: SHARE-BASED COMPENSATION (Continued)

weighted-average fair value per option granted. No stock options were granted during the year ended December 31, 2013.

	Year Ended December 31,
	2012	2011
Expected life of stock option in years	6.8	6.6
Expected volatility	39%	30%
Risk-free interest rate	1.1%	2.5%
Dividend yield	2.3%	1.1%
Weighted average grant-date fair value	$3.51	$4.49

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

        A summary of option activity during the year ended December 31, 2013 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	5,795	$12.23
Granted	—	—
Exercised	(1,924)	10.07
Forfeited and expired	(46)	14.16

Outstanding, end of period	3,825	$13.32	3.88	$11,290

Options vested and expected to vest, end of period	3,783	$13.33	3.83	$11,128

Options exercisable, end of period	3,380	$13.38	3.41	$9,821

        The aggregate intrinsic value was calculated using the difference between the December 31, 2013 market price and the grant price for only those awards that have a grant price that is less than the December 31, 2013 market price.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 12: SHARE-BASED COMPENSATION (Continued)

        The following table summarizes information about stock options outstanding as of December 31, 2013 (in thousands, except contractual life and price data):

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life (in years)
Range of Exercise Prices	Number Outstanding		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$8.13 to $10.39	952	2.51	$10.05	952	$10.05
$10.40 to $12.64	605	4.99	11.72	355	12.08
$12.65 to $15.15	1,228	4.19	13.89	1,104	13.84
$15.16 to $18.15	1,040	4.10	16.52	969	16.56

	3,825	3.88	13.32	3,380	13.38

Exercises of Stock Options

        The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012, and 2011 was $8.7 million, $2.2 million, and $2.4 million, respectively. During the years ended December 31, 2013, 2012, and 2011 we received cash for payment of the grant price of exercised stock options of approximately $3.0 million, $0.9 million, and $2.9 million, respectively, and we anticipate we will realize a tax benefit related to these exercised stock options of approximately $6.7 million, $2.6 million, and $1.9 million, respectively. The cash received for payment of the grant price is included as a component of cash flows from financing activities. The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flows from financing activities on the Consolidated Statement of Cash Flows, and the remainder of the tax benefit is included as a component of cash flows from operating activities.

        We settle stock option exercises and nonvested share awards with newly issued common shares or treasury stock.

Nonvested Share Awards

        A summary of nonvested share activity during the year ended December 31, 2013 is presented below (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	430	$11.85
Granted	528	12.90
Vested	(594)	12.40
Forfeited/Canceled	—	—

Outstanding, end of period	364	$12.48

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 12: SHARE-BASED COMPENSATION (Continued)

        The fair value of performance-based stock awards is based on the closing market price of our common stock on the date of award. Nonvested share awards entitle the holder to shares of common stock when the award vests.

        During the year ended December 31, 2013, we granted 527,600 nonvested share awards at a weighted-average grant date price of $12.90 per share of which 330,000 shares will vest one year after the grant date and upon certification by the compensation committee of the Board of the achievement of certain Company financial performance criteria for the calendar year ended December 31, 2013 and 164,100 shares vested upon issuance. The remaining 33,500 nonvested stock awards vest one year from the grant date. As of December 31, 2013, the performance condition had been met.

        In January 2014 we granted 694,730 nonvested share awards at a grant date price of $15.02 per share of which 450,000 shares will vest one year after the grant date and upon certification by the compensation committee of the Board of the achievement of certain Company financial performance criteria for the calendar year ending December 31, 2014; 219,730 shares vested upon issuance. The remaining 25,000 nonvested share awards vest one year from the grant date. Included in the shares which vested upon issuance were 199,730 shares with a grant date fair value of approximately $3.0 million for awards related to the achievement of 2013 objectives. The related expense is included in "Accrued compensation" and in "Selling, general and administrative expense" on the accompanying Consolidated Balance Sheets and Consolidated Income Statements, respectively, as of December 31, 2013.

        During the year ended December 31, 2012, we granted 430,000 nonvested share awards at a weighted-average grant date price of $11.85 per share. These awards vested 12 months after the date of grant upon achievement of a performance condition for the calendar year ended December 31, 2012.

        During the year ended December 31, 2011, we granted 430,000 nonvested share awards at a weighted-average grant date price of $13.39 per share. These awards vested 12 months after the date of grant upon achievement of a performance condition for the calendar year ended December 31, 2011.

NOTE 13: ACQUISITIONS

De Novo Legal LLC

        In connection with the acquisition of De Novo on December 28, 2011, a portion of the purchase price was deferred and was being held as security for potential indemnification claims. During the third quarter of 2013 we paid $3.1 million of the deferred purchase price, adjusted for indemnification claims to the sellers. As of December 31, 2012, $3.5 million was recorded in "Current maturities of long-term obligations" related to the holdback. In connection with the De Novo acquisition, contingent consideration was potentially payable to the sellers if performance measures based on operating revenue objectives were achieved. The undiscounted amount of all potential future payments that could be required under the De Novo contingent consideration opportunity was between $0 and $29.1 million over the remaining measurement period which ended on December 31, 2013.

        A portion of the De Novo contingent consideration was contingent upon certain of the sellers remaining employees of Epiq and is therefore recognized as compensation expense. If those sellers did not remain employees of Epiq, the portion of the contingent consideration to which they were entitled

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 13: ACQUISITIONS (Continued)

was forfeited and was not allocated to the remaining sellers. The portion of the contingent consideration tied to certain sellers' continued employment is recognized as compensation expense. The portion of the contingent consideration that was not tied to continued employment was considered to be part of the total consideration transferred for the purchase of De Novo and was measured as of the acquisition date and recognized at fair value. The fair value of potential contingent consideration was determined using a present value calculation combined with the probability of the potential payouts based on projected revenue. Subsequent changes in fair value, measured quarterly, up to the end of the final measurement period were recognized in earnings.

        Based on operating revenue recorded during the 2013 measurement period, as defined in the purchase agreement, a portion of the De Novo contingent consideration opportunity was achieved during the fourth quarter of 2013. As a result, we recorded a total adjustment of $3.4 million to the contingent consideration obligation as of December 31, 2013 of which $2.6 million is included in "Fair value adjustment to contingent consideration" related to non-employee sellers and $0.8 million related to sellers who are Epiq employees is included in "Selling, general and administrative expense" in the Consolidated Statements of Income for the year ended December 31, 2013.

        During 2012, the employment ended for one of the De Novo employees entitled to a portion of the contingent consideration and the portion of the contingent consideration subject to the continued employment of this employee was forfeited in its entirety. Also during 2012, based on projected revenue over the remainder of the measurement period, we recorded a total decrease in the fair value of the contingent consideration obligation of $17.2 million for the year ended December 31, 2012 which is included in "Fair value adjustment to contingent consideration" in the Consolidated Statements of Income and approximately $3.4 million of accrued compensation expense was reversed during the year ended December 31, 2012 which is included in "Selling, general and administrative" expense on the Consolidated Statement of Income. For the year ended December 31, 2012 compensation expense related to this obligation was $0.

        The change in fair value of the De Novo contingent consideration also includes $1.1 million related to accretion expense, which is included in "Interest expense" in the Consolidated Statement of Income for the year ended December 31, 2012.

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

Encore Discovery Solutions

        Transaction related costs, related to the April 4, 2011 acquisition of Encore Discovery Solutions ("Encore") were expensed during the period in which they were incurred, and are reflected in "Other operating expense" in the Consolidated Statement of Income, and totaled $3.9 million for the year ended December 31, 2011, for this acquisition.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 13: ACQUISITIONS (Continued)

        For the year ended December 31, 2011, our consolidated results of operations, included $42.2 million and $8.3 million of operating revenue and operating income, respectively, related to the Encore legal entity subsequent to the acquisition date. These amounts are not necessarily reflective of the actual impact of the Encore acquisition on our results of operations due to post-acquisition integration with our legal entities.

Jupiter eSources LLC

        In connection with the acquisition of Jupiter eSources LLC ("Jupiter eSources"), we withheld $8.4 million of the purchase price for any claims for indemnification and purchase price adjustments that was subsequently paid in May 2012 and is included as "Payment of deferred acquisition consideration" on the Consolidated Statements of Cash Flows for the year ended December 31, 2012.

        As a result of a contingent consideration opportunity based on future revenue growth related to the October 1, 2010 acquisition of Jupiter eSources, we also have potential future contingent consideration. The potential undiscounted amount of all future payments that we could be required to make under the contingent consideration opportunity is between $0 and $10 million over the remaining measurement period through December 2014. Based on our assessments of projected revenue over the remainder of the measurement period, we determined that it is not likely that any contingent consideration for Jupiter eSources will be realized and as such there is no liability recorded related to this contingent consideration as of December 31, 2013 or 2012.

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

Year Ended December 31, 2011
Total revenue	$356,954
Operating revenue	334,893
Net income	22,759

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 14: SEGMENT REPORTING

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

        Our Technology segment provides eDiscovery managed services and technology solutions comprised of consulting, collections and forensics, processing, search and review, and document review to companies and law firms. Produced documents are made available primarily through a hosted environment utilizing our proprietary software DocuMatrix™ and third-party software which allows for efficient attorney review and data requests. Our Bankruptcy and Settlement Administration segment provides managed services and technology solutions that address the needs of our customers with respect to litigation, claims and project administration, compliance matters, controlled disbursements, corporate restructuring, bankruptcy and class action proceedings.

        The segment performance measure is based on earnings before interest, taxes, depreciation and amortization, intangible asset impairment expense, fair value adjustments to contingent consideration, share-based compensation expense, and other operating expense. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs.

        Assets reported within a segment are those assets that can be identified to a segment and primarily consist of trade receivables, property, equipment and leasehold improvements, software, identifiable intangible assets and goodwill. Cash, tax-related assets, and certain prepaid assets and other assets are not allocated to our segments. Although we can and do identify long-lived assets such as property, equipment and leasehold improvements, software, and identifiable intangible assets to reportable segments, we do not allocate the related depreciation and amortization or intangible asset impairment expense to the segment as management evaluates segment performance exclusive of these non-cash charges.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 14: SEGMENT REPORTING (Continued)

        Following is a summary of segment information for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31, 2013
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Operating revenues	$284,929	$153,761	$—	$438,690
Intersegment revenue	384	—	(384)	—

Operating revenues including intersegment revenue	285,313	153,761	(384)	438,690
Reimbursable expenses	2,488	40,905	—	43,393

Total revenues	287,801	194,666	(384)	482,083
Direct costs, general and administrative costs	198,462	145,596	(384)	343,674

Segment performance measure	$89,339	$49,070	$—	$138,409

	Year Ended December 31, 2012
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Operating revenues	$196,959	$147,791	$—	$344,750
Intersegment revenue	203	—	(203)	—

Operating revenues including intersegment revenue	197,162	147,791	(203)	344,750
Reimbursable expenses	1,546	26,789	—	28,335

Total revenues	198,708	174,580	(203)	373,085
Direct costs, general and administrative costs	125,182	122,359	(203)	247,338

Segment performance measure	$73,526	$52,221	$—	$125,747

	Year Ended December 31, 2011
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Operating revenues	$132,918	$128,347	$—	$261,265
Intersegment revenue	75	—	(75)	—

Operating revenues including intersegment revenue	132,993	128,347	(75)	261,265
Reimbursable expenses	601	21,460	—	22,061

Total revenues	133,594	149,807	(75)	283,326
Direct costs, general and administrative costs	77,606	96,430	(75)	173,961

Segment performance measure	$55,988	$53,377	$—	$109,365

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 14: SEGMENT REPORTING (Continued)

        Following is a reconciliation of our segment performance measure to consolidated income before income taxes:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Segment performance measure	$138,409	$125,747	$109,365
Corporate and unallocated expenses	(47,587)	(36,021)	(29,176)
Share-based compensation expense	(10,008)	(6,719)	(7,369)
Depreciation and software and leasehold amortization	(30,971)	(27,399)	(23,081)
Amortization of identifiable intangible assets	(18,834)	(26,588)	(21,323)
Fair value adjustment to contingent consideration	(2,580)	17,188	7,166
Acquisition related income (expense)	—	200	(7,681)
Intangible asset impairment expense	—	(1,777)	(1,278)
Other operating income	791	20	—

Consolidated income from operations	29,220	44,651	26,623
Interest expense, net	(12,115)	(9,245)	(5,716)

Income before income taxes	$17,105	$35,406	$20,907

        Following are total assets by segment:

	December 31, 2013	December 31, 2012
	(in thousands)
Assets
Technology	$369,135	$335,051
Bankruptcy and Settlement Administration	281,073	296,811
Corporate and unallocated	97,573	22,854

Total consolidated assets	$747,781	$654,716

        Following are capital expenditures (including software development costs and non-cash expenditures) by segment:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Capital Expenditures
Technology	$22,234	$14,153	$18,731
Bankruptcy and Settlement Administration	3,161	4,010	4,387
Corporate and unallocated	15,312	4,391	7,117

Total consolidated capital expenditures	$40,707	$22,554	$30,235

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013, 2012 AND 2011

NOTE 14: SEGMENT REPORTING (Continued)

        Following is revenue, determined by the location providing the services, by geographical area:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenue
United States	$431,615	$346,454	$261,864
Other countries	50,468	26,631	21,462

Total	$482,083	$373,085	$283,326

        Following are long-lived assets, excluding intangible assets, by geographical area:

	December 31, 2013	December 31, 2012
	(in thousands)
Long-lived assets
United States	$84,384	$61,550
Other countries	3,935	1,907

Total	$88,319	$63,457

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental cash flow information is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash paid for:
Interest	$10,381	$7,630	$5,068
Income taxes paid, net	7,488	8,843	4,712
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	10,261	3,076	917
Obligation incurred in purchase transaction	—	—	29,447
Capitalized lease obligations and notes payable	7,902	176	11,200
Dividends declared but not yet paid	3,142	3,231	1,786

NOTE 16: LEGAL PROCEEDINGS

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

EPIQ SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Allowance for doubtful receivables
For the year ended December 31, 2013	$4,825	$2,411	$—	$(2,857)	$4,379
For the year ended December 31, 2012	$4,514	$2,223	$—	$(1,912)	$4,825
For the year ended December 31, 2011	$3,778	$2,303	$—	$(1,567)	$4,514

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Deferred tax valuation allowance
For the year ended December 31, 2013	$101	$776	$—	(69)	$808
For the year ended December 31, 2012	$172	$—	$—	$(71)	$101
For the year ended December 31, 2011	$176	$—	$32	$(36)	$172

EXHIBIT INDEX

        The following exhibits are filed with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description
2.1	Stock Purchase Agreement dated April 4, 2011, by and among the Company, Epiq Systems Holding Company, ELS Holdings LLC and Encore Intermediate Holdco, Inc. Incorporated by reference and previously filed as Exhibit 2.1 to the registrant's (File No. 000-22081) (the "Registrant") current report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2011.
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

Exhibit Number	Description
10.4	Form of Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan. Incorporated by reference and previously filed as Exhibit 10.15 to the Registrant's annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 8, 2006.
10.5
Letter Agreement dated February 7, 2006, between Epiq Systems, Inc. and Bank of America, N.A. (portions of this exhibit have been omitted pursuant to grant of confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934). Incorporated by reference and previously filed as Exhibit 10.13 to the Registrant's annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 9, 2007.
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
10.9
Form of Restricted Stock Award Agreement under the 2004 Equity Incentive Plan. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2009.
10.10
Credit Agreement dated as of August 27, 2013, among Epiq Systems, Inc. and the domestic subsidiaries named therein as guarantors, a syndicate of banks and institutional investors as lenders, KeyBank National Association as the LC issuer, swing line lender and administrative agent. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2013.
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
101.INS†	XBRL Instance Document.

Exhibit Number	Description
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Filed herewith.

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language). (i) Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011 (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 (iii) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, and (v) Notes to Consolidated Financial Statements.