Form 10-Q
period 2014-03-31
EPIQ SYSTEMS INC
filed 2014-04-30
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2014
Common Stock, $0.01 par value per share	35,683,748 shares

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
REVENUE:
Operating revenue	$116,220	$102,908
Reimbursable expenses	7,051	20,682
Total Revenue	123,271	123,590

OPERATING EXPENSE:
Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	57,635	52,496
Reimbursed direct costs	6,803	19,542
Selling, general and administrative expense	44,176	32,424
Depreciation and software and leasehold amortization	8,700	6,999
Amortization of identifiable intangible assets	3,120	4,966
Fair value adjustment to contingent consideration	1,142	—
Other operating expense	69	47
Total Operating Expense	121,645	116,474

INCOME FROM OPERATIONS	1,626	7,116

INTEREST EXPENSE (INCOME):
Interest expense	4,877	1,839
Interest income	(4)	(4)
Net Interest Expense	4,873	1,835

INCOME (LOSS) BEFORE INCOME TAXES	(3,247)	5,281

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(949)	1,344

NET INCOME (LOSS)	$(2,298)	$3,937

NET INCOME (LOSS) PER SHARE INFORMATION:
Basic	$(0.07)	$0.11
Diluted	$(0.07)	$0.11
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	34,862	35,600
Diluted	34,862	36,547

Cash dividends declared per common share	$0.09	$0.09

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2014	2013
NET INCOME(LOSS)	$(2,298)	$3,937
Other comprehensive income:
Foreign currency translation adjustment	287	(993)
Interest rate cap	(18)	—
COMPREHENSIVE INCOME(LOSS)	$(2,029)	$2,944

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,193	$40,336
Trade accounts receivable, less allowance for doubtful accounts of $4,512 and $4,379, respectively	141,884	145,134
Prepaid expenses	12,451	10,617
Other current assets	4,622	3,882
Total Current Assets	178,150	199,969

LONG-TERM ASSETS:
Property and equipment, net	73,893	72,118
Internally developed software costs, net	15,470	16,201
Goodwill	404,344	404,302
Other intangibles, net of accumulated amortization of $112,052 and $108,933, respectively	37,998	41,117
Other long-term assets	13,732	14,074
Total Long-term Assets	545,437	547,812
Total Assets	$723,587	$747,781

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$10,599	$13,349
Accounts payable	21,918	30,419
Accrued compensation	8,972	17,932
Customer deposits	2,573	2,717
Deferred revenue	1,966	4,020
Dividends payable	3,214	3,142
Other accrued liabilities	6,879	6,985
Total Current Liabilities	56,121	78,564

LONG-TERM LIABILITIES:
Deferred income taxes	32,893	35,558
Other long-term liabilities	9,180	8,537
Long-term obligations, excluding current maturities	298,628	299,108
Total Long-term Liabilities	340,701	343,203

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; Issued and outstanding at March 31, 2014 — 40,955,651 and 35,705,913 shares, respectively Issued and outstanding at December 31, 2013 — 40,298,852 and 34,991,629 shares, respectively	410	403
Additional paid-in capital	297,022	291,414
Accumulated other comprehensive loss	(272)	(541)
Retained earnings	97,233	102,754
Treasury stock, at cost — 5,249,738 and 5,307,223 shares, respectively	(67,628)	(68,016)
Total Equity	326,765	326,014
Total Liabilities and Equity	$723,587	$747,781

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,298)	$3,937
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and software and leasehold amortization	8,700	6,999
Amortization of intangible assets	3,120	4,966
Share-based compensation expense	3,539	1,539
Fair value adjustment to contingent consideration	1,142
Provision for doubtful accounts	348	682
Loan fee amortization	1,117	179
Deferred income tax (benefit) expense	(452)	352
Other, net	(6)	32
Changes in operating assets and liabilities:
Trade accounts receivable	3,093	(15,058)
Prepaid expenses and other assets	(1,811)	(778)
Accounts payable and other liabilities	(11,223)	6,354
Customer deposits	(144)	(13,212)
Deferred revenue	(2,057)	(133)
Income taxes	(3,823)	(950)
Excess tax benefit related to share-based compensation	(197)	(141)
Other	121	(113)
Net cash used in operating activities	(831)	(5,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,464)	(3,694)
Internally developed software costs	(1,437)	(1,530)
Proceeds from sale of assets	4	—
Other investing activities, net	—	10
Net cash used in investing activities	(10,897)	(5,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	—	34,000
Payments to reduce revolver borrowings	—	(19,000)
Debt issuance costs	(837)	—
Payments under long-term obligations	(2,133)	(424)
Payment of deferred acquisition consideration	(3,457)	—
Excess tax benefit related to share-based compensation	197	141
Common stock repurchases (Note 8)	(3,214)	(2,181)
Cash dividends paid (Note 8)	(3,152)	(3,233)
Proceeds from exercise of stock options	3,146	498
Net cash provided by (used in) financing activities	(9,450)	9,801

Effect of exchange rate changes on cash	35	(283)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,143)	(1,041)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	40,336	3,808
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,193	$2,767

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2014	2013

Cash paid for:
Interest	$3,669	$1,627
Income taxes, net	3,322	1,924
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	6,805	6,949
Dividends declared but not yet paid	3,214	3,251
Capitalized lease obligations incurred	413	306

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

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary to present fairly our results of operations, financial position, and cash flows for the periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Epiq Systems, Inc. (“Epiq,” “we,” “us,” or “our”) Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2014.

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

Revenue Recognition

We have agreements with clients pursuant to which we deliver various services.  Following is a description of significant sources of revenue:

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

Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since our last annual test to indicate that it is more likely than not that the recorded goodwill balance had become impaired.  As of July 31, 2013, which is the date of our most recent impairment test, the fair value of each of our reporting units was in excess of the carrying value of the reporting unit.  Our consolidated goodwill totaled $404.3 million as of March 31, 2014.

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

Income Taxes

Our effective tax rate for the three months ended March 31, 2014 was 29.2% compared to 25.9% for the comparable prior year period.  The reduced 2013 rate reflected a discrete benefit related to the enactment of the 2012 American Taxpayer Relief Act which extended the federal research credit for both 2013 and 2012. We recognized approximately $0.4 million of tax benefit relating to the 2012 credits and a portion of our 2013 tax credits during the first quarter of 2013. While legislation has been introduced to retroactively reinstate the credit to the beginning of 2014, the federal research credit has not yet been extended past 2013  and our 2014 effective tax rate does not reflect any research credit benefit.  Our effective tax rate is lower than the U.S. statutory rate because we earned income in international jurisdictions with lower tax rates and our income from these jurisdictions increased during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

On March 31, 2014, New York State passed comprehensive corporate income tax reform with most changes effective for years 2015 and beyond.  We have substantial business presence within the state, but we do not expect the new law to have a material impact on our overall expected future tax expense.  Because a change in tax law is accounted for in the period of enactment, our results for the three months ended March 31, 2014 reflect the impact of this state law change, however, the impact was not material.

NOTE 2:  GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the three months ended March 31, 2014 was as follows:

	Technology Segment	Bankruptcy and Settlement Administration Segment	Total
	(in thousands)
Balance as of December 31, 2013	$189,339	$214,963	$404,302
Foreign currency translation	42	—	42
Balance as of March 31, 2014	$189,381	$214,963	$404,344

Identifiable intangible assets as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets:
Customer relationships	$124,512	$92,899	$124,512	$90,274
Trade names	6,591	2,686	6,591	2,481
Non-compete agreements	18,947	16,467	18,947	16,178
Total	$150,050	$112,052	$150,050	$108,933

Customer relationships, trade names, and non-compete agreements carry a weighted average life of approximately seven years, nine years, and five years, respectively.

Amortization expense related to identifiable intangible assets was $3.1 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively.  The following table outlines the estimated future amortization expense related to intangible assets at March 31, 2014:

(in thousands)
Year Ending December 31,
2014 (from April 1, 2014 to December 31, 2014)	$9,449
2015	9,893
2016	6,232
2017	5,390
2018	3,434
2019 and thereafter	3,600
Total	$37,998

NOTE 3:  LONG-TERM OBLIGATIONS

The following is a summary of long-term debt and other long-term obligations outstanding (in thousands):

	Final Maturity Date	Weighted- Average Interest Rate	March 31, 2014	December 31, 2013
			(in thousands)
Senior secured term loan	August 2020	4.25%	$298,500	$299,250
Senior revolving loan	August 2018	—	—	—
Capital leases	April 2017	4.0%	6,535	6,548
Note payable	October 2014	2.1%	3,067	4,079
Acquisition-related liabilities	April 2014	—	1,125	2,580
Total long-term obligations, including current portion			309,227	312,457
Current maturities of long-term obligations
Senior secured term loan			(3,000)	(3,000)
Capital leases			(3,407)	(3,690)
Notes payable			(3,067)	(4,079)
Acquisition-related liabilities			(1,125)	(2,580)
Total current maturities of long-term obligations			(10,599)	(13,349)
Total long-term obligations			$298,628	$299,108

2013 Secured Credit Agreement

On August 27, 2013, we entered into a $400 million senior secured credit facility consisting of a $100 million senior revolving loan commitment, maturing in August 2018, and a $300 million senior secured term loan, maturing in August 2020 (the “Credit Agreement”).

During the term of the Credit Agreement, we have the right, subject to compliance with the covenants specified in the Credit Agreement, to increase the amounts available under the Credit Agreement up to a maximum of $600 million in one or more tranches including increasing the total capacity under the senior revolving loan commitment from its original $100 million up to a maximum of $200 million.  The Credit Agreement is secured by liens on our real property and a significant portion of our personal property.

On March 26, 2014, we entered into the First Amendment to the Credit Agreement (“First Amendment”) which amends our two senior secured term loan interest rate options and reduces the term loan interest rate by a total of 50 basis points as described below.

Prior to the First Amendment, the senior secured term loan bore interest as follows: (1) 2.75% plus prime rate subject to a 2% floor; or (2) 3.75% plus one, two, three or six month LIBOR rate subject to a 1% LIBOR floor.  Effective with the date of the First Amendment, the senior secured loan bears interest as follows: (1) 2.50% plus prime rate subject to a 1.75% floor; or (2) 3.50% plus one, two, three or six month LIBOR rate subject to a 0.75% LIBOR floor.  As of March 31, 2014, all outstanding borrowings under the term loan were based on LIBOR subject to a 0.75% LIBOR floor and the applicable margin was 3.50% for an aggregate floating rate of 4.25%.

Borrowings under the senior revolving loan bear interest at various rates based on our total net leverage ratio with two rate options as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 200 to 300 basis points; and (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 300 to 400 basis points.  As of March 31, 2014, there were no borrowings outstanding under the senior revolving loan and outstanding letters of credit were $1.0 million.

In 2013, we entered into a two-year 3% interest rate cap agreement for a notional amount of $150.0 million equal to the portion of the senior secured term loan being hedged.  The interest rate cap agreement settles monthly and expires on August 31, 2015.  It bears a strike rate of 3% with an underlying equal to one month USD LIBOR, which is consistent with the variable rate on the Company’s senior secured term loan.  As of March 31, 2014, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risk of increases in the Company’s expected interest expense payments related to its senior secured term loan consistent with LIBOR rising above 3%.

All changes in the fair value of the interest rate cap were included in accumulated other comprehensive income and represented a de minimis amount as of March 31, 2014.  The hedge was determined to be perfectly effective during the period from inception of the cash flow hedge through March 31, 2014 with no ineffectiveness recognized in earnings.  The fair value of the interest rate cap as of March 31, 2014 and December 31, 2013 was $9,000 and $27,000, respectively, and was included in “Other noncurrent assets” on the Condensed Consolidated Balance Sheets.  We did not utilize any derivative instruments during the period ended March 31, 2013.

In April 2014 we entered into a forward interest rate swap through August 27, 2020 for approximately $73.7 million equal to the portion of the outstanding amortized principal amount of the senior secured term loan being hedged as of the effective date of the forward interest rate swap.  The term of the forward interest rate swap is from August 31, 2015 through August 27, 2020.  Under the swap we will pay a fixed amount of interest of 2.81% on the notional amount and the swap counterparty will pay a floating amount of interest based on LIBOR with a one-month designated maturity subject to a floor of 0.75% which is consistent with the company’s obligation under the term loan.  This cash flow hedge is expected to be highly effective at inception and will be subject to fair value accounting.

We manage exposure to counter-party credit risk related to our derivative positions by entering into contracts with various major financial institutions that can be expected to fully perform under the terms of such instruments.  We do not anticipate non-performance by any of the counter—parties.  Our exposure to credit risk in the event of non-performance by any of the counter-parties is limited to those assets that have been recorded, but have not yet been received in cash.

The term loan facility under our Credit Agreement requires scheduled quarterly principal payments of $750,000, and a final installment equal to the remaining principal balance in August 2020.  In addition, the Credit Agreement contains certain annual mandatory pre-payment terms based on a percentage of excess cash flow, commencing with measurement for the fiscal year ending December 31, 2014, and initial payment, if any, in fiscal year 2015.  Excess cash flow, as defined in the Credit Agreement includes Consolidated EBITDA adjusted for capital expenditures, interest paid, income taxes paid, principal payments, certain acquisition-related obligations and working capital changes.  Such annual mandatory prepayments are only required when the net leverage ratio exceeds 2.75 to 1.00.

The Credit Agreement contains a financial covenant related to a net leverage ratio (as defined in the Credit Agreement)  which is not permitted to exceed 4.50 to 1.00 as well as other customary covenants related to limitations on (i) creating liens, debt, guarantees or other contingent obligations, (ii) engaging in mergers, acquisitions and consolidations, (iii) paying dividends or other distributions to, and redeeming and repurchasing securities from, equity holders, (iv) prepaying, redeeming or repurchasing subordinated or junior debt, and (v) engaging in certain transactions with affiliates, in each case, subject to customary exceptions. Under our Credit Agreement, our ability to pay dividends and repurchase securities from equity holders is limited by a requirement that such payments are not to exceed, in the aggregate, 50% of net income, as adjusted, on a cumulative basis for all quarterly periods from the closing date and ending prior to the date of payment or repurchase.  Adjustments to Consolidated Net Income, as defined in the Credit Agreement include, among other items, the exclusion of extraordinary items, cumulative effect of a change in accounting principle, intangible asset amortization and impairment charges, non-cash compensation expense, cumulative effect of foreign currency translations, and gains or losses from discontinued operations. As of March 31, 2014, we were in compliance with all covenants.

The remaining annual maturities under the senior secured term loan, due August 2020, for the next five fiscal years and thereafter are:

(in thousands)
Year Ending December 31,
2014 (April 1 - December 31)	$2,250
2015	3,000
2016	3,000
2017	3,000
2018 and Thereafter	287,250
Total	$298,500

Capital Leases

We lease certain equipment under capital leases that generally require monthly payments with final maturity dates during various periods through 2017.  As of March 31, 2014, our capital lease obligations had a weighted-average interest rate of approximately 4.0%.

Note Payable

During 2011 we entered into a note payable related to a software license agreement that bears interest of approximately 2.1% and is payable quarterly through the fourth quarter of 2014.

Acquisition-related Liabilities

Amounts recorded in connection with acquisition-related liabilities as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
De Novo contingent consideration
Current portion	$1,125	$2,580
Total De Novo contingent consideration	$1,125	$2,580

Jupiter eSources LLC

The undiscounted amount of all potential future payments that could be required under the Jupiter eSources LLC (“Jupiter eSources”) contingent consideration is between $0 and $10.0 million over the remaining measurement period through December 2014.  Based on our assessments of projected revenue over the remainder of the measurement period, we determined that it is not likely that any contingent consideration for Jupiter eSources will be realized and as such there was no liability recorded related to this contingent consideration as of March 31, 2014 or December 31, 2013.

De Novo Legal LLC

In December 2011, the Company acquired De Novo Legal LLC and its affiliated companies (“De Novo Legal”).  In connection with the acquisition, certain contingent consideration was payable to the De Novo sellers relative to the January 1, 2013 to December 31, 2013 measurement period (the “Earn-out period”).  Therefore, in the first quarter of 2014, we provided an earn-out statement and paid the sellers $3.5 million as a result of the Company’s calculation of the performance measure for the earn-out period.  The sellers disputed the Company’s calculation of the earn-out amount and alleged that the performance measure was higher, thereby triggering the next tier of contingent consideration.  The Company and the sellers participated in the agreed dispute resolution process as specified under the acquisition agreement and in April 2014 agreed to settle this matter for a cash payment to the sellers of $1.5 million which was paid to the sellers in April 2014.  As a result, we recorded a total adjustment of $1.5 million to the contingent consideration obligation as of March 31, 2014 of which $1.1 million is included in “Current maturities of long-term obligations” related to non-employee sellers and $0.4 million is included in “Other accrued expense” related to sellers who are Epiq employees, on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014.  There are no further payments remaining under the contingent consideration obligation with respect to De Novo Legal.

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

In determining diluted earnings per share, we use the more dilutive earnings per share result between the two-class method calculation and the treasury stock method calculation applied to our outstanding nonvested share awards.

The computation of basic and diluted net income per share for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Net Loss (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)

Net income (loss)	$(2,298)			$3,937
Less: amounts allocated to nonvested shares	—			(39)

Basic net income (loss) available to common stockholders	(2,298)	34,862	$(0.07)	3,898	35,600	$0.11

Effect of dilutive securities:
Stock options	—	—		—	947
Add back: amounts allocated to nonvested shares	—	—		39	—
Less: amounts re-allocated to nonvested shares	—	—		(39)	—
Diluted net income (loss) available to common stockholders	$(2,298)	34,862	$(0.07)	$3,898	36,547	$0.11

Due to the net loss incurred for the three months ended March 31, 2014, approximately 553,000 shares related to outstanding options or nonvested shares were not included in the diluted earnings per share calculation because they would be anti-dilutive.  For the three months ended March 31, 2013, weighted-average outstanding stock options totaling approximately 2.6 million were anti-dilutive and therefore not included in the computation of diluted net income per share.

NOTE 5:   SHARE-BASED COMPENSATION

The fair value of the share-based awards is measured at grant date and the resulting compensation expense is recognized on a straight-line basis over the requisite service period.  The following table presents share-based compensation expense, which is a non-cash charge, included in the below noted captions within the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2014	2013

Direct cost of services	$19	$19
Selling, general and administrative	3,520	1,520
Share-based compensation expense	3,539	1,539
Income tax benefit	(1,541)	(654)
Total share-based compensation expense, net of tax	$1,998	$885

We grant stock options, stock appreciation rights, and restricted stock awards under our 2004 Equity Incentive Plan, as amended (the “2004 Plan”), which allows for the issuance of up to 7,500,000 shares.  We settle stock option exercises and the vesting of restricted stock awards with newly issued authorized shares or the reissuance of treasury stock. Awards granted under the 2004 Plan that expire, terminate or are forfeited are then available for reissuance as future awards. At March 31, 2014, there were approximately 659,000 shares available for future grants under the 2004 Plan, not considering the estimated number of shares reserved for the executive performance-based annual incentive compensation award as discussed below.

During the three months ended March 31, 2014, we granted 756,799 restricted stock awards at a weighted-average grant date price of $14.94 per share of which 450,000 shares granted will vest upon certification by the compensation committee of the Company’s board of directors (the “Board”) of the achievement of certain company financial performance criteria for the calendar year ending December 31, 2014 (the “2014 Performance-Based Share Award).  During the three months ended March 31, 2014, 100,000 shares of the 2014 Performance-Based Share Awards were forfeited by a former executive in conjunction with that individual’s resignation from the Company.  The Company did not recognize any expense during the quarter for these forfeited awards.  As of March 31, 2014, we have assessed the likelihood that the performance condition related to the remaining 350,000 shares of the 2014 Performance-Based Share Award will be met and accordingly have recorded the related expense based on the estimated outcome.

Also granted during the first quarter of 2014 were 62,069 shares which vested in April 2014 upon the achievement of financial performance criteria.  An additional 219,730 shares were granted related to 2013 financial performance criteria, which vested upon issuance and the related expense was recognized in the Consolidated Statements of Income for the year ended December 31, 2013.  The remaining 25,000 restricted stock awards will vest one year from the grant date.

Included in share-based compensation expense for the three months ended March 31, 2014 is $0.6 million of expense recognized with respect to executive performance-based annual incentive compensation awards which, based on our March 31, 2014 share price is equal to approximately 171,000 shares for the annual award.  The accrual is recorded in “Accrued compensation” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014.  As of March 31, 2014, we have assessed the likelihood that the performance condition related to this award will be met and have accrued the related expense based on the estimated outcome.

No options were granted during the three months ended March 31, 2014.  As of March 31, 2014 there was $6.6 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based awards, which will be recognized over a weighted-average period of approximately 19 months.

NOTE 6:   SEGMENT REPORTING

We report our financial performance based on the following two reportable segments:  the Technology segment and the Bankruptcy and Settlement Administration segment.

Our Technology segment provides eDiscovery managed services and technology solutions comprised of consulting, collections and forensics, processing, search and review, and document review to companies and law firms.  Produced documents are made available primarily through a hosted environment utilizing our proprietary software DocuMatrix®, and third-party software which allows for efficient attorney review and data requests.  Our Bankruptcy and Settlement Administration segment provides managed services and technology solutions that address the needs of our customers with respect to litigation, claims and project administration, compliance matters, controlled disbursements, corporate restructuring, bankruptcy and class action proceedings.

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

Following is a summary of segment information for the three months ended March 31, 2014.

	Three Months Ended March 31, 2014
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$81,169	$35,051	$—	$116,220
Intersegment revenues	180	—	(180)	—

Operating revenues including intersegment revenue	81,349	35,051	(180)	116,220
Reimbursable expenses	1,107	5,944	—	7,051
Total revenues	82,456	40,995	(180)	123,271

Direct costs, selling, general and administrative costs	60,158	29,044	(180)	89,022
Segment performance measure	$22,298	$11,951	$—	$34,249

Following is a summary of segment information for the three months ended March 31, 2013.

	Three Months Ended March 31, 2013
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$54,787	$48,121	$—	$102,908
Intersegment revenues	5	—	(5)	—

Operating revenues including intersegment revenue	54,792	48,121	(5)	102,908
Reimbursable expenses	287	20,395	—	20,682
Total revenues	55,079	68,516	(5)	123,590

Direct costs, selling, general and administrative costs	38,687	53,917	(5)	92,599
Segment performance measure	$16,392	$14,599	$—	$30,991

Following is a reconciliation of our segment performance measure to income (loss) before income taxes.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Segment performance measure	$34,249	$30,991
Unallocated corporate expenses	(16,053)	(10,324)
Share-based compensation expense	(3,539)	(1,539)
Depreciation and software and leasehold amortization	(8,700)	(6,999)
Amortization of intangible assets	(3,120)	(4,966)
Fair value adjustment to contingent consideration	(1,142)	—
Other operating expense	(69)	(47)
Income from operations	1,626	7,116
Interest expense, net	(4,873)	(1,835)
Income (loss) before income taxes	$(3,247)	$5,281

Following are total assets by segment.

	March 31, 2014	December 31, 2013
	(in thousands)
Assets
Technology	$372,423	$369,135
Bankruptcy and Settlement Administration	273,499	281,073
Unallocated corporate	77,665	97,573
Total consolidated assets	$723,587	$747,781

NOTE 7:    FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1. There have been no transfers between Level 1 and Level 2 during the three months ended March 31, 2014.  In connection with the acquisitions of De Novo and Jupiter eSources, we established liabilities related to potential contingent consideration that were considered to be Level 3 liabilities.  These liabilities were valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value.

For fair value measurements categorized within Level 3 of the fair value hierarchy, our accounting and finance management, who report to executive management, determine our valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance management and are approved by the principal financial officer.  Fair value calculations are generally prepared with the assistance of third-party valuation experts who rely on discussions with management in addition to the use of management’s assumptions and estimates as they relate to the assets or liabilities in Level 3.  Such assumptions and estimates include such inputs as estimates of future cash flows, projected profit and loss information, discount rates, and assumptions as they relate to future pertinent events.  Through regular interaction with the third-party valuation experts, finance and accounting management determine that the valuation techniques used and inputs and outputs of the models reflect the requirements of accounting standards as they relate to fair value measurements.  Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. As of March 31, 2014 our assets or liabilities that were measured and recorded at fair value on a recurring basis are as follows:

		Estimated Fair Value Measurements
Items Measured at Fair Value on a Recurring	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Basis	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2014:
Assets:
Interest rate cap	$9	$—	$9	$—

December 31, 2013:
Assets:
Interest rate cap	$27	$—	$27	$—

Fair Value of Financial Assets and Liabilities

As of March 31, 2014 and December 31, 2013, the carrying value of our trade accounts receivable, accounts payable, certain other liabilities, deferred acquisition price liabilities and capital leases approximated fair value. The amounts outstanding under our Credit Agreement as of March 31, 2014 and December 31, 2013 approximated fair value due to the borrowing rates currently available to us for debt with similar terms and are classified as Level 2. The fair value of the amount outstanding under our Credit Agreement as of December 31, 2013 of $299.3 million was previously disclosed as $302.3 million.

The estimated fair value of the Company’s interest rate cap was determined via the Black-Scholes option pricing model which utilizes certain observable inputs including the forward and spot curves for the underlying 1 month LIBOR and the estimated volatility for the 1 month LIBOR over the remaining term of the interest rate cap agreement.   Based on these characteristics the interest rate cap is classified as a level 2.  The fair value of the interest rate cap is subject to material change based upon changes in the forward curve for 1 month LIBOR and the volatility thereof.

NOTE 8:                                             EQUITY

Share Repurchases

On November 6, 2013, our Board approved and authorized the repurchase, on or prior to December 31, 2015, of our outstanding shares of common stock up to an aggregate of $35.0 million (the “2014 Share Repurchase Program”) There were no repurchases of shares under the 2014 Share Repurchase Program during the three months ended March 31, 2014 and no repurchases during the three months ended March 31, 2013 under our prior share repurchase program which expired on December 31, 2013.

We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options.  During the three months ended March 31, 2014 and 2013, we repurchased 222,235 shares and 175,295 shares, respectively, for approximately $3.2 million and $2.2 million, respectively, to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.

Dividends

On March 6, 2014, the Board declared a cash dividend of $0.09 per outstanding share of common stock, which will be paid on June 3, 2014 to shareholders of record as of the close of business on May 1, 2014.

Dividends payable were approximately $3.2 million and $3.1 million at March 31, 2014 and December 31, 2013, respectively.

NOTE 9:                                             LEGAL PROCEEDINGS

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In this report, in other filings with the SEC and in press releases and other public statements by our officers throughout the year, Epiq Systems, Inc. makes or will make statements that plan for or anticipate the future.  These forward-looking statements include, but are not limited to any projection or expectation of earnings, revenue or other financial items; the plans, strategies and objectives of management for future operations; factors that may affect our operating results; new products or services; the demand for our products and services; our ability to consummate acquisitions and successfully integrate them into our operations; future capital expenditures; effects of current or future economic conditions or performance; industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  These forward-looking statements are based on our current expectations.  In this Quarterly Report on Form 10-Q, we make statements that plan for or anticipate the future.  Many of these statements are found in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

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

Overview

Epiq is a leading global provider of integrated technology solutions for the legal profession.  We combine proprietary software, deep subject matter expertise, highly responsive customer service delivery and a global infrastructure to assist our customers with the technology requirements for their most important and complex matters.  We offer these capabilities across a variety of practice areas including bankruptcy, litigation, class action, antitrust, investigations and regulatory compliance.

Our two reportable segments are our Technology segment and our Bankruptcy and Settlement Administration segment.

Our Technology segment (“Technology”) provides eDiscovery managed services and technology solutions comprised of consulting, collections and forensics, processing, search and review, production of documents and document review services to companies and law firms.

Our Bankruptcy and Settlement Administration segment (“Bankruptcy and Settlement Administration”) provides managed services and technology solutions that address the needs of our customers with respect to litigation, claims and project administration, compliance matters, controlled disbursements, corporate restructuring, bankruptcy and class action proceedings.

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

We work in niche, specialty areas which require deep subject matter expertise — such as litigation, bankruptcy, M&A, mass tort, investigations and class action —which have distinctive practices and requirements. Technology alone is insufficient to bring about a successful outcome on a sophisticated client matter; it is often the application of the technology and the expertise of our staff that create the most value for our client. We have a worldwide team of executives, client services specialists and technical consultants on whom clients rely for expert advice — whether delivered at the client’s site or from one of our office locations. Our team includes former practicing litigators, bankruptcy attorneys, plaintiff’s counsel, defense counsel, eDiscovery counsel and other professionals who are leaders in their areas of expertise. While we do not offer clients legal advice (because we are not a law firm), we draw heavily from our subject matter expertise in the legal profession to assist clients in achieving the best outcome on each project on which we are retained.

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

•                  the deposit-based fees we earn are dependent upon the balance of assets placed with our designated financial institutions by bankruptcy trustees; and

•                  the geographic locations of our clients or locations where services are rendered.

Our financial results for first quarter 2014 reflect the impact of strategic investments directed at the global expansion of the eDiscovery franchise as well as a continued higher mix of eDiscovery document review services compared to the prior year period which have a lower margin than the company’s overall margin which impacted income from operations.

During 2013 and the first three months of 2014, we are continuing to expand our eDiscovery services internationally.  We added eDiscovery offices and data centers in Tokyo, Shanghai and Toronto in 2013.  Document review services and international growth were the primary contributors to Technology segment operating revenue growth in the first quarter of 2014 as compared to the same period in 2013, with growth occurring in both electronically stored information (“ESI”) and document review services.  Global ESI solutions continued as the primary service offering, representing approximately 55% of the total 2014 first quarter Technology segment operating revenue, while global document review services increased during the year to now represent approximately 45% of the total 2014 first quarter Technology segment operating revenue.

Lower bankruptcy filings due to the current cyclical downturn in bankruptcy cases, in general, and lower trustee deposit balances specifically related to our Chapter 7 services, resulted in decreases in operating revenues related to our bankruptcy service offerings.  Our bankruptcy services continue to maintain market leadership during this period of declining bankruptcy filings.  We expect the current cyclical downturn in bankruptcy filings to continue throughout 2014.

Operating revenues related to our settlement administration services for the quarter ended March 31, 2014 decreased as compared to the prior year period due to activity related to a large private anti-trust settlement administration engagement in the prior year period.

Results of Operations for the Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations.  Also see our discussion of segment results in the “Results of Operations by Segment” section below.

Consolidated Results

	Three Months Ended March 31,		$ Change Increase /
Amounts in thousands	2014	2013	(Decrease)	% Change
Operating revenue	$116,220	$102,908	$13,312	13%
Reimbursable expenses	7,051	20,682	(13,631)	-66%
Total Revenue	123,271	123,590	(319)	0%

Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	57,635	52,496	5,139	10%
Reimbursed direct costs	6,803	19,542	(12,739)	-65%
Selling, general and administrative	44,176	32,424	11,752	36%
Depreciation and software and leasehold amortization	8,700	6,999	1,701	24%
Amortization of identifiable intangible assets	3,120	4,966	(1,846)	-37%
Fair value adjustment to contingent consideration	1,142	—	1,142	n/m
Other operating expense	69	47	22	47%
Total Operating Expense	121,645	116,474	5,171	4%

Income From Operations	1,626	7,116	(5,490)	-77%

Interest Expense (Income)
Interest expense	4,877	1,839	3,038	165%
Interest income	(4)	(4)	—	n/m
Net Interest Expense	4,873	1,835	3,038	166%

Income (Loss) Before Income Taxes	(3,247)	5,281	(8,528)	-161%

Provision (Benefit) for Income Taxes	(949)	1,344	(2,293)	-171%

Net Income (Loss)	$(2,298)	$3,937	$(6,235)	-158%

n/m — not meaningful

Revenue

The increase in operating revenue for the three months ended March 31, 2014 as compared to the same period in the prior year was driven by a $26.4 million increase in the Technology segment, offset by a $13.1 million decrease in operating revenues for the Bankruptcy and Settlement Administration segment.

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

Operating Expense

The $5.1 million increase in direct cost of operating revenue, exclusive of depreciation and amortization, was primarily the result of the increase in and the mix of operating revenue and includes a $15.5 million increase in direct compensation-related costs primarily in support of the continued revenue growth in our Technology segment.  This increase was partially offset by an $8.8 million decrease in costs for legal notification and advertising services as compared to the three months ended March 31, 2013, which included costs related to a large private anti-trust settlement engagement.

The decline in reimbursed direct costs for the three months ended March 31, 2014 as compared to the same period of 2013 corresponds to the decline in revenue from reimbursed expenses.

Selling, general and administrative expenses increased $11.8 million and included an increase of $6.1 million in compensation-related expense which includes $2.6 million in post-employment benefits related to an executive resignation agreement and a $2.0 million increase in share-based compensation expense.  The increase in selling, general and administrative expenses also includes an increase of $1.5 million in outside professional services, an increase of $2.1 million in office-related expenses such as lease expense, maintenance, utilities and supplies and an increase of $0.7 million in travel related expense.

Depreciation and software and leasehold amortization costs increased $1.7 million as a result of increased depreciation on equipment and software related to segment investments.

Amortization of intangible assets decreased $1.8 million related to certain of our intangible assets being amortized on an accelerated amortization method which are at lower amortization stages of the estimated useful lives of the intangible assets.

Operating expenses for the three months ended March 31, 2014, included a fair value adjustment to contingent consideration of $1.1 million related to our acquisition of De Novo in 2011.  No fair value adjustment to contingent consideration is included in operating expenses for the three months ended March 31, 2013.  See Note 3 to the Condensed Consolidated Financial Statements for further discussion of the contingent consideration.

Interest Expense, Net

The increase in net interest expense was primarily due an increased principal amount of debt outstanding during the first quarter 2014 as compared to the prior year period and also due to the higher rate of interest for our term loan under the Credit Agreement as compared to the interest rate under the prior credit agreement.  Interest expense for the three months ended March 31, 2014 also includes $0.8 million related to fees incurred in conjunction with the amendment to our Credit Agreement. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of the Credit Agreement.

Income Taxes

Our effective tax rate for the three months ended March 31, 2014 was 29.2% compared to 25.9% for the comparable prior year period.  The reduced 2013 rate reflected a discrete benefit related to the enactment of the 2012 American Taxpayer Relief Act which extended the federal research credit for both 2013 and 2012. We recognized approximately $0.4 million of tax benefit relating to the 2012 credits and a portion of our 2013 tax credits during the first quarter of 2013. While legislation has been introduced to retroactively reinstate the credit to the beginning of 2014, the federal research credit has not yet been extended past 2013 and our 2014 effective tax rate does not reflect any research credit benefit.  Our effective tax rate is lower than the U.S. statutory rate because we earned income in international jurisdictions with lower tax rates and our income from these jurisdictions increased during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

On March 31, 2014, New York State passed comprehensive corporate income tax reform with most changes effective for years 2015 and beyond.  We have substantial business presence within the state, but we do not expect the new law to have a material impact on our overall expected future tax expense.  Because a change in tax law is accounted for in the period of enactment, our results for the three months ended March 31, 2014 reflect the impact of this state law change, however, the impact was not material.

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

	Three Months Ended March 31,		$ Change Increase /	%
Amounts in thousands	2014	2013	(Decrease)	Change
Operating revenue
Technology	$81,169	$54,787	$26,382	48%
Bankruptcy and Settlement Administration	35,051	48,121	(13,070)	-27%
Total operating revenue	$116,220	$102,908	$13,312	13%

Reimbursable expenses
Technology	$1,107	$287	$820	286%
Bankruptcy and Settlement Administration	5,944	20,395	(14,451)	-71%
Total reimbursable expenses	$7,051	$20,682	$(13,631)	-66%

Direct costs, selling, general and administrative costs
Technology	$60,158	$38,687	$21,471	55%
Bankruptcy and Settlement Administration	29,044	53,917	(24,873)	-46%
Intercompany eliminations	(180)	(5)	(175)	n/m
Total direct costs, selling, general and administrative costs	$89,022	$92,599	$(3,577)	-4%

Segment performance measure
Technology	$22,298	$16,392	$5,906	36%
Bankruptcy and Settlement Administration	11,951	14,599	(2,648)	-18%
Total segment performance measure	$34,249	$30,991	$3,258	11%

Segment performance measure	$34,249	$30,991	$3,258	11%
Unallocated corporate expenses	(16,053)	(10,324)	(5,729)	55%
Share-based compensation expense	(3,539)	(1,539)	(2,000)	130%
Depreciation and software and leasehold amortization	(8,700)	(6,999)	(1,701)	24%
Amortization of intangible assets	(3,120)	(4,966)	1,846	-37%
Fair value adjustment to contingent consideration	(1,142)	—	(1,142)	n/m
Other operating expense	(69)	(47)	(22)	47%
Income from operations	1,626	7,116	(5,490)	-77%
Interest expense, net	(4,873)	(1,835)	(3,038)	166%
Income (loss) before income taxes	$(3,247)	$5,281	$(8,528)	-161%

n/m — not meaningful

Technology Segment

Operating revenue increased $26.4 million during the three months ended March 31, 2014 as compared to the prior year period primarily as a result of an increase in eDiscovery engagements as compared to the first quarter of 2013, and was solely related to organic growth.  We expect to continue to grow our global leadership position throughout the remainder of 2014.  Our eDiscovery businesses in Europe and Asia showed continued combined growth with a 40% increase in operating revenue over the prior year first quarter.

Direct, selling, general and administrative costs increased primarily in support of revenue growth and included a $15.0 million increase in direct compensation-related expenses primarily in support of our eDiscovery document review services, a $2.2 million increase in information technology-related costs, a $0.9 million increase in other production costs and a $1.5 million increase in office related expenses related to the expansion of our document review centers capacity.

The Technology segment’s financial results for the three months ended March 31, 2014 reflect the impact of strategic investments primarily in support of global expansion and revenue growth of the eDiscovery franchise as well as a higher mix of eDiscovery document review services compared to the prior year which have lower operating margins than the Company’s overall margin.

Bankruptcy and Settlement Administration Segment

Operating revenue decreased $13.1 million as compared to the prior year, primarily due to a large private anti-trust engagement in the prior year period which was principally completed in the first quarter of 2013 that increased legal notification and advertising services for that period.  Also impacting the first quarter of 2014 was the continued current cyclical downturn in bankruptcy filings.  We expect the current cyclical downturn in bankruptcy filings to continue through the remainder of 2014.  Settlement administration continues to be dependent on the timing and size of contracts awarded.

Direct, selling, general and administrative costs decreased $24.9 million primarily related to a $11.0 million decrease in direct cost of services and a $13.4 million decrease in reimbursed direct costs both which are related to the large private anti-trust engagement which was active during the first quarter of 2013.

Liquidity and Capital Resources

Cash flows from operating activities

During the three months ended March 31, 2014, our operating activities used net cash of $0.8 million. Included in net cash used by operating activities was a net loss of $2.3 million which included $17.5 million of non-cash expenses for a total contribution to cash flows of $15.2 million related to net income adjusted to exclude non-cash expenses. Cash used by operating activities also included a $16.0 million net use of cash resulting from changes in operating assets and liabilities, primarily from an $11.2 million decrease in accounts payable and other liabilities, a decrease in income taxes payable of $3.8 million and an increase of $1.8 million in prepaid expenses and other assets.  These uses of cash were partially offset by a $3.1 million decrease in trade accounts receivable.  Trade accounts receivable will fluctuate from period to period depending on the period to period change in revenue and the timing of revenue and collections. Accounts payable will fluctuate from period to period depending on the timing of purchases and payments.

During the three months ended March 31, 2013, our operating activities used net cash of $5.3 million. Included in net cash used by operating activities was net income of $3.9 million including non-cash expenses of $14.8 million, for a total contribution to cash flows of $18.7 million related to net income adjusted to exclude non-cash expenses. Cash used by operating activities also included a $24.0 million net use of cash resulting from changes in operating assets and liabilities, primarily from a $15.1 million increase in trade accounts receivable due to revenue growth and also included the use of cash for customer deposits primarily related to the fourth quarter 2012 receipt of a $14.3 million customer deposit for a large settlement administration engagement and the first quarter 2013 expenditures for that matter.  These uses of cash were offset by a $6.4 million increase in accounts payable and other liabilities.

Cash flows from investing activities

During the three months ended March 31, 2014 and 2013, we used cash of $9.5 million and $3.7 million, respectively, for the purchase of property and equipment, including computer hardware and purchased software licenses primarily for our Technology segment and purchased computer hardware primarily for our network infrastructure.  Also included in this amount for the three months ended March 31, 2013 was approximately $1.5 million related to the expansion of our Kansas City corporate headquarters which was substantially completed in the third quarter of 2013.  Software development is essential to our continued growth, and, during the three months ended March 31, 2014 and 2013, we used cash of $1.4 million and $1.5 million, respectively, to fund internal costs related to the development of software.

Cash flows from financing activities

During the three months ended March 31, 2014, we repaid $0.8 million under the Credit Agreement along with $1.3 million of principal payments related to other debt.  During the three months ended March 31, 2014 we paid $3.5 million of deferred acquisition consideration related to the December 28, 2011 acquisition of De Novo Legal LLC.  In addition, we paid $3.2 million in dividends and used $3.2 million to repurchase shares required to be repurchased by the company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises.  Cash proceeds from the exercise of stock options were $3.1 million.  See Notes 3 and 8 of our Notes to Condensed Consolidated Financial Statements for further information.

During the three months ended March 31, 2013, we borrowed $34.0 million and repaid $19.0 million under our senior revolving loan as part of our former credit facility for a net increase of $15.0 million, along with $0.4 million of principal payments related to other debt.  In addition, we paid $3.2 million in dividends and used $2.2 million to repurchase shares required to be repurchased by the company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises.

We believe that funds generated from working capital, plus our existing cash balances and amounts available under our senior Credit Agreement, will be sufficient to meet our currently anticipated working capital requirements, internal software development expenditures, property, equipment and third party software expenditures, deferred acquisition price obligations, capital leases, dividend payments, common stock repurchases, interest payments due on our outstanding borrowings, and other contractual obligations.

Foreign Cash

As of March 31, 2014 and December 31, 2013, our foreign subsidiaries had $7.0 million and $9.0 million, respectively, in cash located in financial institutions located outside of the United States.  We consider the earnings of our non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs.  Should we decide to repatriate the foreign earnings, we would have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

Off-balance Sheet Arrangements

We do not utilize off-balance sheet arrangements in our operations; however, we enter into operating leases in the ordinary course of business.  Our operating lease obligations are disclosed below under “Contractual Obligations”.

Contractual Obligations

There have been no significant developments outside the ordinary course of business with respect to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 26, 2014 (the “2013 Form 10-K”).

Critical Accounting Policies

In our 2013 Form 10-K, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  There have been no updates to the critical accounting policies contained in our 2013 Form 10-K.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which we are exposed include interest rates under our Credit Agreement, fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue and foreign exchange rates giving rise to translation.

Interest Rate Risk

The senior secured term loan under our Credit Agreement bears interest as follows: (1) 2.50% plus prime rate subject to a 1.75% floor; or (2) 3.50% plus one, two, three or six month LIBOR rate subject to a 0.75% LIBOR floor.  As of March 31, 2014, all outstanding borrowings under the term loan were based on LIBOR subject to a 0.75% LIBOR floor and the applicable margin was 3.50%.

In 2013 we entered into a two-year 3% interest rate cap agreement for a notional amount of $150.0 million, equal to the portion of the senior secured term loan being hedged.  As of March 31, 2014, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risks of rising interest rates.

In April 2014 we entered into a forward interest rate swap through August 27, 2020 for approximately $73.7 million equal to the portion of the outstanding amortized principal amount of the senior secured term loan being hedged as of the effective date of the forward swap.  The term of the forward interest rate swap is from August 31, 2015 through August 27, 2020.  Under the swap we will pay a fixed amount of interest of 2.81% on the notional amount and the swap counterparty will pay a floating amount of interest based on LIBOR with a one-month designated maturity subject to a floor of 0.75% which is consistent with the company’s obligation under the term loan.  This cash flow hedge is expected to be highly effective at inception and will be subject to fair value accounting.

We earn deposit-based and service fees in our Chapter 7 bankruptcy business.  Deposit-based fees are earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients.  The fees we earn are based on assets placed on deposit by our trustee clients and may vary based on fluctuations in short-term interest rates.  Based on sensitivity analysis we performed for the three months ended March 31, 2014, a hypothetical 1% movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 1% increase in foreign exchange rates applied to our 2014 results of operations for the three months ended March 31, 2014 and the analysis indicated that such a movement would not have had a material effect on our total revenues, operating income or net income.

Item 4.                                 Controls and Procedures

(a)                                 Controls and Procedures

An evaluation was carried out by our Chief Executive Officer (the “CEO”) and our Senior Vice President of Finance (the “PFO” who took over the role of principal financial officer following the resignation of our Chief Financial Officer during the first quarter of 2014) of the effectiveness of the design and operations of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) or 15d-15(e).  Based on this evaluation, our management, including the CEO and PFO, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.                        Risk Factors

There have been no material changes in our Risk Factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 that was filed with the SEC on February 26, 2014.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On November 6, 2013, our Board approved and authorized the repurchase, on or prior to December 31, 2015, of our outstanding shares of common stock up to an aggregate of $35.0 million (the “2014 Share Repurchase Program”).  The 2014 Share Repurchase Program became effective on January 1, 2014.  There were no repurchases of shares under the 2014 Share Repurchase Program during the three months ended March 31, 2014.

We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options.  During the three months ended March 31, 2014, we repurchased 222,235 shares for approximately $3.2 million to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.

The following table presents the total number of shares repurchased during each month of the quarter ended March 31, 2014, and the average price paid per share, and the approximate dollar value of shares that may yet be repurchased under the 2014 Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased to Satisfy Employee Tax Withholding Obligations	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 — January 31	74,981	$15.02	74,981	—	$35,000,000
February 1 — February 28	147,254	$14.18	147,254	—	$35,000,000
March 1 — March 31	—	—	—	—	$35,000,000
Total Activity for the Quarter Ended March 31, 2014	222,235	$14.46	222,235	—

Item 6.                                 Exhibits,

31.1                        Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                        Certifications of Senior Vice President, Finance of the Company (as Principal Financial Officer of the company) under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.CAL†               XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†                 XBRL Taxonomy Definition Linkbase Document.

101.LAB†               XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†                 XBRL Taxonomy Extension Presentation Linkbase Document.

†         Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language). : (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiq Systems, Inc.

Date:	April 29, 2014	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer

Date:	April 29, 2014	/s/ Paul F. Liljegren
Paul F. Liljegren
Senior Vice President, Finance
Principal Financial Officer