Form 10-Q/A
period 2014-03-31
EPIQ SYSTEMS INC
filed 2014-06-13
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note:

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, of Epiq Systems, Inc. that was filed with the Securities and Exchange Commission on April 30, 2014 (the “Form 10-Q”) is to provide certain exhibits under Item 6, which were inadvertently omitted from the original filing.

Except as set forth above, no other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not modify or update any disclosures in the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

Item 6.                                 Exhibits,

10.1                        Executive Resignation Agreement and General Release of Claims dated March 14, 2014, among Epiq Systems, Inc. and Elizabeth M. Braham.

10.2                        Executive Consulting Advisory Agreement, dated March 14, 2014 , among Epiq Systems, Inc. and Elizabeth M. Braham.

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

Epiq Systems, Inc.

Date:	June 13, 2014	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer

Date:	June 13, 2014	/s/ Paul F. Liljegren
Paul F. Liljegren
Senior Vice President, Finance
Principal Financial Officer