Form 10-Q
period 2014-06-30
EPIQ SYSTEMS INC
filed 2014-08-01
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2014
Common Stock, $0.01 par value per share	35,999,992 shares

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE:
Operating revenue	$115,451	$104,976	$231,671	$207,884
Reimbursable expenses	9,605	8,396	16,656	29,078
Total Revenue	125,056	113,372	248,327	236,962

OPERATING EXPENSE:
Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	57,533	49,528	115,168	102,024
Reimbursed direct costs	9,434	8,072	16,237	27,614
Selling, general and administrative expense	46,374	36,931	90,538	69,337
Depreciation and software and leasehold amortization	9,255	7,391	17,955	14,390
Amortization of identifiable intangible assets	3,166	4,736	6,286	9,702
Fair value adjustment to contingent consideration	—	—	1,142	—
Loss on disposition of property and equipment	339	4	351	22
Other operating expense	157	49	226	96
Total Operating Expense	126,258	106,711	247,903	223,185

INCOME (LOSS) FROM OPERATIONS	(1,202)	6,661	424	13,777

INTEREST EXPENSE (INCOME):
Interest expense	3,852	2,004	8,729	3,843
Interest income	(9)	(8)	(13)	(12)
Net Interest Expense	3,843	1,996	8,716	3,831

INCOME (LOSS) BEFORE INCOME TAXES	(5,045)	4,665	(8,292)	9,946

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(1,626)	1,823	(2,575)	3,167

NET INCOME (LOSS)	$(3,419)	$2,842	$(5,717)	$6,779

NET INCOME (LOSS) PER SHARE INFORMATION:
Basic	$(0.10)	$0.08	$(0.16)	$0.18
Diluted	$(0.10)	$0.08	$(0.16)	$0.18
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,365	35,933	35,115	35,765
Diluted	35,365	36,859	35,115	36,702

Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME (LOSS)	$(3,419)	$2,842	$(5,717)	$6,779
Other comprehensive income (loss):
Foreign currency translation adjustment	768	(32)	1,055	(1,025)
Unrealized losses on derivatives, net of tax benefit of $603, $0, $603, and $0, respectively)	(792)	—	(810)	—
COMPREHENSIVE INCOME (LOSS)	$(3,443)	$2,810	$(5,472)	$5,754

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,990	$40,336
Trade accounts receivable, less allowance for doubtful accounts of $4,466 and $4,379, respectively	138,117	145,134
Prepaid expenses	11,065	10,617
Deferred taxes	8,155	3,824
Other current assets	365	58
Total Current Assets	182,692	199,969

LONG-TERM ASSETS:
Property and equipment, net	72,225	72,118
Internally developed software costs, net	14,938	16,201
Goodwill	404,611	404,302
Other intangibles, net of accumulated amortization of $115,219 and $108,933, respectively	35,973	41,117
Other long-term assets	13,347	14,074
Total Long-term Assets	541,094	547,812
Total Assets	$723,786	$747,781

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$8,133	$13,349
Accounts payable	17,619	30,419
Accrued compensation	16,954	17,932
Customer deposits	3,609	2,717
Deferred revenue	1,351	4,020
Dividends payable	3,239	3,142
Other accrued liabilities	7,952	6,985
Total Current Liabilities	58,857	78,564

LONG-TERM LIABILITIES:
Deferred income taxes	32,328	35,558
Other long-term liabilities	10,809	8,537
Long-term obligations, excluding current maturities	298,869	299,108
Total Long-term Liabilities	342,006	343,203

COMMITMENTS AND CONTINGENCIES EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized;
Issued and outstanding at June 30, 2014 — 40,830,651 and 35,899,726 shares, respectively
Issued and outstanding at December 31, 2013 — 40,298,852 and 34,991,629 shares, respectively	408	403
Additional paid-in capital	295,756	291,414
Accumulated other comprehensive loss	(296)	(541)
Retained earnings	90,607	102,754
Treasury stock, at cost — 4,930,925 and 5,307,223 shares, respectively	(63,552)	(68,016)
Total Equity	322,923	326,014
Total Liabilities and Equity	$723,786	$747,781

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,717)	$6,779
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and software and leasehold amortization	17,955	14,390
Amortization of intangible assets	6,286	9,702
Share-based compensation expense	4,276	4,364
Fair value adjustment to contingent consideration	1,142	—
Provision for doubtful accounts	845	1,104
Loan fee amortization	1,462	358
Deferred income tax (benefit) expense	(2,331)	(75)
Other, net	397	(30)
Changes in operating assets and liabilities:
Trade accounts receivable	6,907	(45,175)
Prepaid expenses and other assets	(1,825)	430
Accounts payable and other liabilities	(2,365)	5,667
Customer deposits	892	(13,076)
Deferred revenue	(2,691)	1,234
Income taxes	(6,388)	(947)
Excess tax benefit related to share-based compensation	(176)	(178)
Other	101	84
Net cash provided by (used in) operating activities	18,770	(15,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,417)	(12,158)
Internally developed software costs	(3,114)	(3,248)
Proceeds from sale of assets	209	—
Cash paid for business acquisition	(302)	—
Other investing activities, net	—	4
Net cash used in investing activities	(22,624)	(15,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	—	72,000
Payments to reduce revolver borrowings	—	(33,000)
Debt issuance costs	(837)	—
Payments under long-term obligations	(4,285)	(1,830)
Payment of deferred acquisition consideration	(4,957)	—
Excess tax benefit related to share-based compensation	176	178
Common stock repurchases (Note 9)	(3,627)	(3,508)
Cash dividends paid (Note 9)	(6,334)	(6,499)
Proceeds from exercise of stock options	6,802	895
Net cash provided by (used in) financing activities	(13,062)	28,236

Effect of exchange rate changes on cash	1,570	339

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,346)	(2,196)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	40,336	3,808
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,990	$1,612

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2014	2013

Cash paid for:
Interest	$7,047	$3,583
Income taxes, net	6,088	4,180
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	2,750	8,521
Dividends declared but not yet paid	3,239	3,263
Obligations incurred in purchase transaction	976	—
Capitalized lease obligations incurred	431	306

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

The unaudited financial information reflects all adjustments, consisting of normal and recurring adjustments, which are, in the opinion of management, necessary to present fairly our results of operations, financial position, and cash flows for the periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Epiq Systems, Inc. (“Epiq,” “we,” “us,” or “our”) Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2014.

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

Software Arrangements

For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support services, all at no charge to the trustee.  The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement.  We earn contingent monthly fees from the financial institutions based on the average dollar amount of deposits held by the trustees with that financial institution related to the software license, hardware lease, hardware maintenance, and postcontract customer support services provided to our trustee clients.  The monthly deposit fees have two components consisting of an interest-based component and a non-interest based service fee.  Since we have not established vendor specific objective evidence of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered elements, which are postcontract customer support services.  Revenue related to postcontract customer support is entirely contingent on the placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue as the fee becomes fixed or determinable at the time actual usage occurs and collectability is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed. At that time, we have also satisfied the other revenue recognition criteria since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

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

Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since our last annual test to indicate that it is more likely than not that the recorded goodwill balance had become impaired.  As of July 31, 2013, which is the date of our most recent impairment test, the fair value of each of our reporting units was in excess of the carrying value of the reporting unit.  Our consolidated goodwill totaled $404.6 million as of June 30, 2014.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued new guidance related to share-based payment awards with performance targets attainable after the requisite service period.  The new guidance clarifies that companies should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting.  Therefore, no compensation expense should be recorded related to an award for which the transfer to the employee is contingent on the attainment of a performance target until it becomes probable that the performance target will be met.  The new guidance does not require any new or additional disclosures.  This guidance will be effective for us beginning January 1, 2016.  We do not expect this new guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB and the International Accounting Standards Board issued their final standard on revenue from contracts with customers.  This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most of the current revenue recognition guidance.  The new guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract with a customer, (2) identify the performance obligations under the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations under the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  The new guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers.  This new revenue guidance will be effective for us beginning in the first quarter of fiscal 2017 and early adoption is not permitted.  Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance.  We are currently assessing the impact of this new revenue guidance on our consolidated financial position, results of operations and cash flows.

NOTE 2:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the six months ended June 30, 2014 was as follows:

	Technology Segment	Bankruptcy and Settlement Administration Segment	Total
	(in thousands)
Balance as of December 31, 2013	$189,339	$214,963	$404,302
Acquisition	—	153	153
Foreign currency translation	156	—	156
Balance as of June 30, 2014	$189,495	$215,116	$404,611

The increase in goodwill in 2014 resulted from the April 2014 acquisition of Minus — 10 Software, LLC (“Minus 10”).  See Note 6 of our Notes to Condensed Consolidated Financial Statements for further detail.

Identifiable intangible assets as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets:
Customer relationships	$124,512	$95,538	$124,512	$90,274
Trade names	6,591	2,893	6,591	2,481
Technology	1,142	29	—	—
Non-compete agreements	18,947	16,759	18,947	16,178
Total	$151,192	$115,219	$150,050	$108,933

During the second quarter of 2014 we recorded technology related intangible assets in connection with acquisition of Minus 10.  See Note 6 of our Notes to Condensed Consolidated Financial Statements for further detail.  Customer relationships, trade names, acquired technology and non-compete agreements carry a weighted average life of approximately seven years, nine years, ten years and five years, respectively.

Amortization expense related to identifiable intangible assets was $3.2 million and $4.7 million for the three months ended June 30, 2014 and 2013, respectively and $6.3 million and $9.7 million for the six months ended June 30, 2014 and 2013, respectively.  The following table outlines the estimated future amortization expense related to intangible assets at June 30, 2014:

(in thousands)
Year Ending December 31,
2014 (from July 1, 2014 to December 31, 2014)	$6,369
2015	10,007
2016	6,346
2017	5,504
2018	3,548
2019 and thereafter	4,199
Total	$35,973

NOTE 3:   LONG-TERM OBLIGATIONS

The following is a summary of long-term debt and other long-term obligations outstanding (in thousands):

	Final Maturity Date	Weighted- Average Interest Rate	June 30, 2014	December 31, 2013
			(in thousands)
Senior secured term loan	August 2020	4.25%	$297,750	$299,250
Senior revolving loan	August 2018	—	—	—
Capital leases	April 2017	4.0%	6,167	6,548
Note payable	October 2014	2.1%	2,049	4,079
Acquisition-related liabilities	May 2021	N/A	1,036	2,580
Total long-term obligations, including current portion			307,002	312,457
Current maturities of long-term obligations
Senior secured term loan			(3,000)	(3,000)
Capital leases			(3,084)	(3,690)
Notes payable			(2,049)	(4,079)
Acquisition-related liabilities			—	(2,580)
Total current maturities of long-term obligations			(8,133)	(13,349)
Total long-term obligations			$298,869	$299,108

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

On March 26, 2014, we entered into the First Amendment to the Credit Agreement (“First Amendment”) which reduced our two senior secured term loan interest rate options and reduced the LIBOR floor resulting in a total interest rate reduction of 50 basis points as described below.

Prior to the First Amendment, the senior secured term loan bore interest as follows: (1) 2.75% plus prime rate subject to a 2% floor; or (2) 3.75% plus one, two, three or six month LIBOR rate subject to a 1% LIBOR floor.  Effective with the date of the First Amendment, the senior secured loan bears interest as follows: (1) 2.50% plus prime rate subject to a 1.75% floor; or (2) 3.50% plus one, two, three or six month LIBOR rate subject to a 0.75% LIBOR floor.  As of June 30, 2014, all outstanding borrowings under the term loan were based on LIBOR subject to a 0.75% LIBOR floor and the applicable margin was 3.50% for an aggregate floating rate of 4.25%.

Borrowings under the senior revolving loan bear interest at various rates based on our total net leverage ratio with two rate options as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 200 to 300 basis points; and (2) for LIBOR rate advances, borrowings bear interest at LIBOR rate plus 300 to 400 basis points.  As of June 30, 2014, there were no borrowings outstanding under the senior revolving loan and outstanding letters of credit were $1.0 million.

In April 2014 we entered into a forward interest rate swap through August 27, 2020 with a notional amount of approximately $73.7 million equal to the portion of the outstanding amortized principal amount of the senior secured term loan being hedged as of the effective date of the forward interest rate swap.  The term of the forward interest rate swap is from August 31, 2015 through August 27, 2020.  Under the swap we will pay a fixed amount of interest of 2.81% on the notional amount and the swap counterparty will pay a floating amount of interest based on LIBOR with a one-month designated maturity subject to a floor of 0.75% which is consistent with the company’s obligation under the term loan. The interest rate swap contains a floor of 0.75% to ensure that the one-month LIBOR received on each settlement of the interest rate swap cannot go below 0.75%.

The objective of entering into this interest rate swap is to eliminate the variability of the cash flows in interest payments related to the portion of the debt being hedged.  The interest rate swap qualifies as a cash flow hedge and, as such, is being accounted for at estimated fair value with changes in estimated fair value being deferred in accumulated other comprehensive income until such time as the hedged transaction is recognized in earnings.  This cash flow hedge is expected to be highly effective and any ineffectiveness will be immediately recognized in earnings.

The changes in fair value of the interest rate swap for the three months ended June 30, 2014 was a decrease of $0.7 million and was included in accumulated other comprehensive income.  As the derivative will not begin settling until August 2015, there were no cash settlements during the three months ended June 30, 2014 and the Company does not expect any amounts to be reclassified from accumulated other comprehensive income to earnings within the next twelve months.  The hedge was determined to be highly effective during the period from inception of the cash flow hedge through June 30, 2014 with any ineffectiveness considered as de minimis.  The fair value of the interest rate swap as of June 30, 2014 was a liability of $1.4 million and was included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.  We did not utilize any derivative instruments during the period ended June 30, 2013.

In 2013, we entered into a two-year 3% interest rate cap agreement for a notional amount of $150.0 million equal to the portion of the senior secured term loan being hedged.  The interest rate cap agreement settles monthly and expires on August 31, 2015.  It bears a strike rate of 3% with an underlying equal to one month USD LIBOR, which is consistent with the variable rate on the Company’s senior secured term loan.  As the strike rate of 3% was greater than the underlying, the one-month LIBOR, the caplets for the three and six months ended June 30, 2014, expired with a $0 value. As of June 30, 2014, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risk of increases in the Company’s expected interest expense payments related to its senior secured term loan consistent with LIBOR rising above 3%.

All changes in the estimated fair value of the interest rate cap were included in accumulated other comprehensive income and represented a de minimis amount as of June 30, 2014.  The hedge was determined to be perfectly effective during the period from inception of the cash flow hedge through June 30, 2014 with no ineffectiveness recognized in earnings.  The fair value of the interest rate cap as of June 30, 2014 and December 31, 2013 was $1,000 and $27,000, respectively, and was included in “Other noncurrent assets” on the Condensed Consolidated Balance Sheets.

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

The Credit Agreement contains a financial covenant related to a net leverage ratio (as defined in the Credit Agreement)  which is not permitted to exceed 4.50 to 1.00 as well as other customary covenants related to limitations on (i) creating liens, debt, guarantees or other contingent obligations, (ii) engaging in mergers, acquisitions and consolidations, (iii) paying dividends or other distributions to, and redeeming and repurchasing securities from, equity holders, (iv) prepaying, redeeming or repurchasing subordinated or junior debt, and (v) engaging in certain transactions with affiliates, in each case, subject to customary exceptions. Under our Credit Agreement, our ability to pay dividends and repurchase securities from equity holders is limited by a requirement that such payments are not to exceed, in the aggregate, 50% of net income, as adjusted, on a cumulative basis for all quarterly periods from the closing date and ending prior to the date of payment or repurchase.   Adjustments to Consolidated Net Income, as defined in the Credit Agreement include, among other items, the exclusion of extraordinary items, cumulative effect of a change in accounting principle, intangible asset amortization and impairment charges, non-cash compensation expense, cumulative effect of foreign currency translations, and gains or losses from discontinued operations. As of June 30, 2014, we were in compliance with all financial covenants.

The remaining annual maturities under the senior secured term loan, due August 2020, for the next five fiscal years and thereafter are:

(in thousands)
Year Ending December 31,
2014 (July 1 – December 31)	$1,500
2015	3,000
2016	3,000
2017	3,000
2018 and Thereafter	287,250
Total	$297,750

Capital Leases

We lease certain equipment under capital leases that generally require monthly payments with final maturity dates during various periods through 2018.  As of June 30, 2014, our capital lease obligations had a weighted-average interest rate of approximately 4.0%.

Note Payable

During 2011 we entered into a note payable related to a software license agreement that bears interest of approximately 2.1% and is payable quarterly through the fourth quarter of 2014.

Acquisition-related Liabilities

Amounts recorded in connection with acquisition-related liabilities as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Minus 10 deferred acquisition price
Long-term portion	$43	$—

Minus 10 contingent consideration
Long-term portion	$993	$—

De Novo contingent consideration
Current portion	—	2,580
Total acquisition-related liabilities	$1,036	$2,580

Jupiter eSources LLC

The undiscounted amount of all potential future payments that could be required under the Jupiter eSources LLC (“Jupiter eSources”) contingent consideration is between $0 and $10.0 million over the remaining measurement period through December 2014.  Based on our assessments of projected revenue over the remainder of the measurement period, we determined that it is not likely that any contingent consideration for Jupiter eSources will be realized and as such there was no liability recorded related to this contingent consideration as of June 30, 2014 or December 31, 2013.

De Novo Legal LLC

In December 2011, the Company acquired De Novo Legal LLC and its affiliated companies (“De Novo Legal”).  In connection with the acquisition, certain contingent consideration was payable to the De Novo sellers relative to the January 1, 2013 to December 31, 2013 measurement period (the “Earn-out period”).  Therefore, in the first quarter of 2014, we provided an earn-out statement and paid the sellers $3.5 million as a result of the Company’s calculation of the performance measure for the earn-out period.  The sellers disputed the Company’s calculation of the earn-out amount and alleged that the performance measure was higher, thereby triggering the next tier of contingent consideration.  The Company and the sellers participated in the agreed dispute resolution process as specified under the acquisition agreement and in April 2014 agreed to settle this matter for a cash payment to the sellers of $1.5 million which was paid to the sellers in April 2014.  As a result, we recorded a total adjustment of $1.5 million to the contingent consideration obligation as of March 31, 2014, of which $1.1 million is included in “Fair value adjustment to contingent consideration” and $0.4 million is included in “Selling, general and administrative expense” in the Condensed Consolidated Statements of Income for the six months ended June 30, 2014.  There are no further payments remaining under the contingent consideration obligation with respect to De Novo Legal.

Minus 10

In connection with the April 2014 acquisition of Minus 10 we withheld approximately $43,000 of the purchase price as security for potential indemnification claims payable approximately 14 months following the closing date of the acquisition. Also, in connection with the acquisition of Minus 10, we incurred an obligation to pay certain contingent consideration which may be payable to the sellers based on future levels of qualifying profit and other measures as defined in the purchase agreement.  This contingent consideration opportunity for the sellers would be payable, if earned, over seven discrete measurement periods through December 31, 2020.  The Minus 10 contingent consideration obligation has been measured and recognized at a fair value of approximately $1.0 million as of June 30, 2014 which is included in “Long-term obligations” on the Condensed Consolidated Balance Sheets.  A discount rate of 25.0% was applied to the contingent consideration liability which is reflective of the inherent risk attributable to this new product line given its status as an early-stage venture.  Subsequent fair value changes, measured quarterly, up to the ultimate amount paid, will be recognized in earnings.   See Note 6 of our Notes to Condensed Consolidated Financial Statements for further discussion of the Minus 10 acquisition.

NOTE 4:   NET INCOME PER SHARE

Basic net income per share is computed on the basis of weighted average outstanding common shares.

On June 11, 2014, our shareholders approved the Amended and Restated 2004 Equity Incentive Plan (the “Current Plan”), which was effective January 1, 2014.  One of the amendments included in the Current Plan is to specify that dividends are no longer payable on nonvested share awards during the vesting period.  Such dividends declared during the vesting period will be accrued and are payable only if and when the nonvested share awards vest.   As a result of this amendment, nonvested share awards (also referred to as restricted stock awards) issued by the Company are no longer considered to be participating securities because they do not have non-forfeitable rights to dividends. Accordingly, basic and diluted net income per share are calculated using the treasury stock method which does not require the allocation of net income to nonvested shares.

Diluted net income per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect, if any, of outstanding stock options.  For the three and six months ended June 30, 2014, we did not include the effect of stock options and non-vested shares in the calculation of diluted loss per share because the effect would have been anti-dilutive due to the net loss reported for these periods.  For the three and six months ended June 30, 2014, approximately 0.4 million shares and 0.5 million shares, respectively, related to outstanding options or nonvested shares that otherwise would have been included in the diluted earnings per share calculation were not included because they would have been anti-dilutive due to the net loss for the periods.  For the three and six months ended June 30, 2014, weighted-average outstanding stock options totaling approximately 2.3 million and 2.0 million shares, respectively, were anti-dilutive due to price and were therefore not included in the computation of diluted earnings per share.  For the three and six months ended June 30, 2013, weighted-average outstanding stock options totaling approximately 2.4 million and 2.5 million were anti-dilutive and therefore not included in the computation of diluted net income per share.

The computation of basic and diluted net income per share for the three and six months ended June 30, 2013 is as follows:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Net Loss (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)

Net income	$2,842			$6,779
Less: amounts allocated to nonvested shares	(28)			(67)

Basic net income available to common stockholders	2,814	35,933	$0.08	6,712	35,765	$0.18

Effect of dilutive securities:
Stock options	—	926		—	937
Add back: amounts allocated to nonvested shares	28	—		67	—
Less: amounts re-allocated to nonvested shares	(28)	—		(67)	—
Diluted net income available to common stockholders	$2,814	36,859	$0.08	$6,712	36,702	$0.18

NOTE 5:   SHARE-BASED COMPENSATION

The fair value of the share-based awards is measured at grant date and the resulting compensation expense is recognized on a straight-line basis over the requisite service period.  The following table presents share-based compensation expense, which is a non-cash charge, included in the below noted captions within the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Direct cost of services	$28	$601	$47	$620
Selling, general and administrative	709	2,224	4,229	3,744
Share-based compensation expense	737	2,825	4,276	4,364
Income tax benefit	(321)	(1,229)	(1,860)	(1,651)
Total share-based compensation expense, net of tax	$416	$1,596	$2,416	$2,713

We grant stock options, stock appreciation rights, and restricted stock awards under our 2004 Equity Incentive Plan, as amended and restated (the “2004 Plan”), which allows for the issuance of up to 7,500,000 shares.  We settle stock option exercises and the vesting of restricted stock awards with newly issued authorized shares or the reissuance of treasury stock. Awards granted under the 2004 Plan that expire, terminate or are forfeited are then available for reissuance as future awards. At June 30, 2014, there were approximately 972,000 shares available for future grants under the 2004 Plan, not considering the estimated number of shares reserved for the executive and other performance-based annual incentive compensation award as discussed below.

During the six months ended June 30, 2014, we granted 756,799 restricted stock awards at a weighted-average grant date price of $14.94 per share of which 450,000 shares granted will vest upon certification by the compensation committee of the Company’s board of directors (the “Board”) of the achievement of certain company financial performance criteria for the calendar year ending December 31, 2014 (the “2014 Performance-Based Share Award).  During the six months ended June 30, 2014, 225,000 shares of the 2014 Performance-Based Share Awards were forfeited by two former executives in conjunction with their resignation from the Company in March 2014 and June 2014, respectively.  The Company did not recognize any expense during the six months ended June 30, 2014 for these forfeited awards.  As of June 30, 2014, we have assessed the likelihood that the performance condition related to the remaining 225,000 shares of the 2014 Performance-Based Share Award will be met and accordingly have recorded the related expense based on the estimated outcome.

Also granted during the six months of 2014 were 62,069 shares which vested in April 2014 upon the achievement of financial performance criteria.  An additional 219,730 shares, were granted related to 2013 financial performance criteria for executive performance-based annual incentive compensation awards, which vested upon issuance and the related expense was recognized in the Consolidated Statements of Income for the year ended December 31, 2013.  The remaining 25,000 restricted stock awards will vest one year from the grant date.

Included in share-based compensation expense for the three and six months ended June 30, 2014 is $0.3 million and $0.9 million, respectively, of expense recognized with respect to executive and other performance-based annual incentive compensation awards which, based on our June 30, 2014 share price is equal to approximately 122,000 shares for the annual awards.  The accrual is recorded in “Accrued compensation” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2014.  As of June 30, 2014, we have assessed the likelihood that the performance conditions related to these awards will be met and have accrued the related expense based on the estimated outcome.

During the six months ended June 30, 2014 we granted 77,500 stock options with weighted-average exercise price of $13.39 per share which vest over five years.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used and the weighted-average fair value per option granted.

Six months ended June 30,
2014
Expected life of stock option (years)	7.0
Expected volatility	33%
Risk-free interest rate	2.2%
Dividend yield	2.6%
Weighted-average grant-date fair value	$3.67
Expected forfeiture rate	6.0%

As of June 30, 2014 there was $4.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based awards, which will be recognized over a weighted-average period of approximately 1.9 years.

NOTE 6:       ACQUISITIONS

Minus — 10 Software, LLC (“Minus 10”)

On April 1, 2014, we completed the acquisition of Minus 10, a company that develops and maintains software products and provides related services to its customers with respect to web-enabled bankruptcy preparation and case management and will expand our Chapter 11 restructuring service offerings.  Minus 10 will be included in our Bankruptcy and Settlement Administration segment.

The purchase price of Minus 10 was comprised of the following:

(in thousands)
Cash paid at closing	$302
Net working capital liability	17
Deferred cash consideration	43
Fair value of contingent consideration	933
Total purchase price	$1,295

The cash consideration paid at closing was funded from our cash balances.

As a result of an earn-out opportunity the sellers of Minus 10 have the opportunity to receive contingent consideration based on a percentage of future qualifying profit and other measures, as defined in the purchase agreement.  This contingent consideration opportunity for the sellers would be payable, if earned, over seven discrete measurement periods beginning with April 1, 2014 through December 31, 2014 and each annual period ending December 31, 2015 through December 31, 2020.

The fair value of the contingent consideration was determined by a present value calculation of the potential payouts based on financial projections over the earn-out period. Subsequent changes in fair value, which will be measured quarterly, will be recognized in earnings.  We recognized fair value of approximately $1.0 million of the contingent consideration in “Long-term obligations” on the Consolidated Balance Sheet at June 30, 2014.

Transaction related costs, which were expensed during the period in which they were incurred, were not material related to this acquisition.

Total purchase consideration has been allocated to the identifiable intangible assets based on their respective fair values on the acquisition date. The purchase price allocations are summarized in the following table:

(in thousands)
Intangible assets:
Acquired technology	$1,142
Goodwill	153
Net assets acquired	$1,295

We allocated approximately $1.1 million of the purchase price to acquired technology which is included in “Intangible assets” on the Condensed Consolidated Balance Sheets as of June 30, 2014. This intangible asset will be amortized on a straight-line basis over an amortization period of 10 years.  The entire balances of goodwill and acquired technology related to this acquisition are amortizable for tax purposes.

For the quarter ended June 30, 2014, our consolidated results of operations, since our acquisition of Minus 10 on April 1, 2014, included de minimis results of operations and operating revenue related to the Minus 10 legal entity.  These amounts are not necessarily reflective of the actual impact of the Minus 10 acquisition due to post-acquisition integration with our legal entities.

NOTE 7:   SEGMENT REPORTING

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

Following is a summary of segment information for the three months ended June 30, 2014.

	Three Months Ended June 30, 2014
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$78,523	$36,928	$—	$115,451
Intersegment revenues	258	—	(258)	—

Operating revenues including intersegment revenue	78,781	36,928	(258)	115,451
Reimbursable expenses	850	8,755	—	9,605
Total revenues	79,631	45,683	(258)	125,056

Direct costs, selling, general and administrative costs	59,094	31,780	(258)	90,616
Segment performance measure	$20,537	$13,903	$—	$34,440

Segment performance measure as a percentage of segment operating revenue	26.2%	37.6%	—	29.8%

Following is a summary of segment information for the three months ended June 30, 2013.

	Three Months Ended June 30, 2013
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$70,126	$34,850	$—	$104,976
Intersegment revenues	78	—	(78)	—

Operating revenues including intersegment revenue	70,204	34,850	(78)	104,976
Reimbursable expenses	535	7,861	—	8,396
Total revenues	70,739	42,711	(78)	113,372

Direct costs, selling, general and administrative costs	48,979	31,788	(78)	80,689
Segment performance measure	$21,760	$10,923	$—	$32,683

Segment performance measure as a percentage of segment operating revenue	31.0%	31.3%	—	31.1%

Following is a reconciliation of our segment performance measure to income (loss) before income taxes.

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Segment performance measure	$34,440	$32,683
Unallocated corporate expenses	(21,988)	(11,017)
Share-based compensation expense	(737)	(2,825)
Depreciation and software and leasehold amortization	(9,255)	(7,391)
Amortization of intangible assets	(3,166)	(4,736)
Loss on disposition of property and equipment	(339)	(4)
Other operating expense	(157)	(49)
Income (loss) from operations	(1,202)	6,661
Interest expense, net	(3,843)	(1,996)
Income (loss) before income taxes	$(5,045)	$4,665

Following is a summary of segment information for the six months ended June 30, 2014.

	Six Months Ended June 30, 2014
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$159,692	$71,979	$—	$231,671
Intersegment revenues	438	—	(438)	—

Operating revenues including intersegment revenue	160,130	71,979	(438)	231,671
Reimbursable expenses	1,957	14,699	—	16,656
Total revenues	162,087	86,678	(438)	248,327

Direct costs, selling, general and administrative costs	119,252	60,824	(438)	179,638
Segment performance measure	$42,835	$25,854	$—	$68,689

Segment performance measure as a percentage of segment operating revenue	26.8%	35.9%	—	29.6%

Following is a summary of segment information for the six months ended June 30, 2013.

	Six Months Ended June 30, 2013
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$124,913	$82,971	$—	$207,884
Intersegment revenues	83	—	(83)	—

Operating revenues including intersegment revenue	124,996	82,971	(83)	207,884
Reimbursable expenses	822	28,256	—	29,078
Total revenues	125,818	111,227	(83)	236,962

Direct costs, selling, general and administrative costs	87,666	85,705	(83)	173,288
Segment performance measure	$38,152	$25,522	$—	$63,674

Segment performance measure as a percentage of segment operating revenue	30.5%	30.8%	—	30.6%

Following is a reconciliation of our segment performance measure to income (loss) before income taxes.

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Segment performance measure	$68,689	$63,674
Unallocated corporate expenses	(38,029)	(21,323)
Share-based compensation expense	(4,276)	(4,364)
Depreciation and software and leasehold amortization	(17,955)	(14,390)
Amortization of intangible assets	(6,286)	(9,702)
Fair value adjustment to contingent consideration	(1,142)	—
Loss on disposition of property and equipment	(351)	(22)
Other operating expense	(226)	(96)
Income from operations	424	13,777
Interest expense, net	(8,716)	(3,831)
Income (loss) before income taxes	$(8,292)	$9,946

Following are total assets by segment.

	June 30, 2014	December 31, 2013
	(in thousands)
Assets
Technology	$355,786	$369,135
Bankruptcy and Settlement Administration	288,441	281,073
Unallocated corporate	79,559	97,573
Total consolidated assets	$723,786	$747,781

NOTE 8:    FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1. There have been no transfers between Level 1 and Level 2 during the six months ended June 30, 2014.  In connection with the acquisition of Minus 10 we established a liability related to potential contingent consideration that is considered to be a Level 3 liability.  This liability was valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value.  Such unobservable inputs include financial forecasts prepared by management which include estimates of future cash flows, projected profit and loss information, and discount rates.

The fair values of our derivative financial instruments have been categorized as Level 2 due to the fact that the forward and spot curves for one-month LIBOR, an active market, are observable for the full term of the respective derivative contracts.   The fair value of the interest rate swap was estimated using the income model and market based models.  The fair value of the interest rate cap agreement was estimated using the Black option pricing model.

For fair value measurements categorized within Level 3 of the fair value hierarchy, our accounting and finance management, who report to executive management, determine our valuation policies and procedures.  The development and determination of unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance management and are approved by the principal financial officer.  Fair value calculations are generally prepared with the assistance of third-party valuation experts who rely on discussions with management in addition to the use of management’s assumptions and estimates as they relate to the assets or liabilities in Level 3.  Such assumptions and estimates include such inputs as estimates of future cash flows, projected profit and loss information, discount rates, and assumptions as they relate to future pertinent events.  Through regular interaction with the third-party valuation experts, finance and accounting management determine that the valuation techniques used and inputs and outputs of the models reflect the requirements of accounting standards as they relate to fair value measurements.  Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. As of June 30, 2014 our assets or liabilities that were measured and recorded at estimated fair value on a recurring basis are as follows:

		Estimated Fair Value Measurements
Items Measured at Fair Value on a Recurring	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Basis	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2014:
Assets:
Interest rate cap	$1	—	$1	—

Liabilities:
Interest rate swap	$1,387	—	$1,387	—

Acquisition-related liability	$992	—	—	$992

December 31, 2013:
Assets:
Interest rate cap	$27	$—	$27	$—

Fair Value of Financial Assets and Liabilities

As of June 30, 2014 and December 31, 2013, the carrying value of our trade accounts receivable, accounts payable, certain other liabilities, deferred acquisition price liabilities and capital leases approximated fair value. The amounts outstanding under our Credit Agreement as of June 30, 2014 and December 31, 2013, approximated fair value due to the borrowing rates currently available to us for debt with similar terms and are classified as Level 2. The fair value of the amount outstanding under our Credit Agreement as of December 31, 2013 of $299.3 million was previously disclosed as $302.3 million.

The estimated fair values of the Company’s option based derivative instruments as described in Note 3 to the Condensed Consolidated Financial Statements were determined via the Black option pricing model which utilizes certain observable inputs including the forward and spot curves for the underlying 1 month LIBOR and the estimated volatility for the 1 month LIBOR over the remaining terms of the agreements.   The estimated fair value of the Company’s interest rate swap, a derivative financial instrument, was determined via the income and market approaches utilizing certain observable inputs including the forward and spot curves for the underlying 1 month LIBOR over the remaining term of the agreement.  Based on these characteristics these derivative instruments are classified as level 2.  The fair values of the derivative instruments are subject to material changes based upon changes in the forward curve for 1 month LIBOR and the volatility thereof.

The following table represents the change in the acquisition-related contingent consideration obligation during the three months ended June 30, 2014 (there was no activity in Level 3 during the three months ended March 31, 2014):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)

Beginning balance March 31, 2014	$—
Increase in fair value related to Minus 10 acquisition	933
Increase in fair value related to accretion of obligation	59
Ending balance June 30, 2014	$992

The carrying value of the Minus 10 contingent consideration was based on management’s estimate of projected profit and loss over the measurement period and an applied discount rate of 25% which is reflective of the inherent risk attributable to this new product line given its status as an early-stage venture. Subsequent fair value changes, measured quarterly, up to the ultimate amount paid, will be recognized in earnings.  For the three and six months ended June 30, 2014, accreted interest expense was $0.1 million which is included in “Interest expense” on the Condensed Consolidated Income Statements.

NOTE 9:               EQUITY

Share Repurchases

On November 6, 2013, our Board approved and authorized the repurchase, on or prior to December 31, 2015, of our outstanding shares of common stock up to an aggregate of $35.0 million (the “2014 Share Repurchase Program”). There were no repurchases of shares under the 2014 Share Repurchase Program during the six months ended June 30, 2014 and no repurchases during the six months ended June 30, 2013 under our prior share repurchase program which expired on December 31, 2013.

We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options.  During the three months ended June 30, 2014 and 2013, we repurchased 29,440 shares and 96,534 shares, respectively, for approximately $0.4 million and $1.3 million, respectively, to satisfy such employee tax withholding obligations.  During the six months ended June 30, 2014 and 2013, we repurchased 251,675 shares and 271,829 shares, respectively, for approximately $3.6 million and $3.5 million, respectively, to satisfy employee tax withholding obligations as described above.

Dividends

On June 11, 2014, our Board declared a cash dividend of $0.09 per outstanding share of common stock, which will be paid on September 9, 2014 to shareholders of record as of the close of business on August 1, 2014.   On March 6, 2014, our Board declared a cash dividend of $0.09 per outstanding share of common stock which was paid on June 3, 2014 to shareholders of record as of May 1, 2014.   Dividends payable were approximately $3.2 million and $3.1 million at June 30, 2014 and December 31, 2013, respectively.

NOTE 10:             LEGAL PROCEEDINGS

We are at times involved in litigation and other legal claims in the ordinary course of business.  When appropriate in management’s estimation, we may record reserves in our financial statements for pending litigation and other claims.  We do not believe that any of the current pending legal proceedings to which we are a party will have a material impact on our results of operations, financial condition or cash flows.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective,” “seeks,” and “potential” and variations of these words and similar expressions or negatives of these words.  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a “safe harbor” for forward-looking statements.  Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  These factors include (1) failure to keep pace with technological changes and significant changes in the competitive environment, (2) risks associated with cyber-attacks, interruptions or delays in services at data centers, (3) risks of errors or failures of software or services,  (4) any material changes in our total number of client engagements and the volume associated with each engagement, (5) any material changes in our clients’ deposit portfolio or the services required or selected by our clients in engagements, (6) changes in or the effects of pricing structures and arrangements, (7) risks associated with the handling of confidential data and compliance with information privacy laws, (8) risks associated with developing and providing software and internet-based technology solutions to our clients, (9) ability to attract, develop and retain executives and other qualified employees, (10) risks associated with the integration of acquisitions into our existing business operations, (11) risks associated with our international operations, (12) risks associated with foreign currency fluctuations, (13) risks of litigation against us or failure to protect our intellectual property, (14) material changes in the number of bankruptcy filings, class action filings or mass tort actions each year, or changes in government legislation or court rules affecting these filings, (15) any material non-cash write-downs based on impairment of our goodwill, (16) risks associated with indebtedness and interest rate fluctuations, (17) overall strength and stability of general economic conditions, both in the United States and in the global markets, and (18) other risks detailed from time to time in our SEC filings, including our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements contained herein to reflect future events or developments, except as required by law.

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

Our financial results for the second quarter of 2014 reflect the continued impact of strategic investments directed at the global expansion of the eDiscovery franchise as well as a continued higher mix of eDiscovery document review services compared to the prior year period which have a lower margin than the company’s overall margin which impacted income from operations.

During 2013 and the first half of 2014, we continued to expand our eDiscovery services internationally.  We added eDiscovery offices and data centers in Tokyo, Shanghai and Toronto in 2013.   Document review services and international growth were the primary contributors to Technology segment operating revenue growth in the first half of 2014 as compared to the same period in 2013, with growth occurring in both electronically stored information (“ESI”) and document review services.  Global ESI solutions continued as the primary service offering, representing approximately 55% of the total 2014 second quarter year-to-date Technology segment operating revenue as compared to 61% for the same period in 2013, while global document review services increased during the year to now represent approximately 45% of the total 2014 second quarter year-to-date Technology segment operating revenue as compared to 39% for the same period in 2013.

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

Operating revenues related to our settlement administration services for the quarter ended June 30, 2014 decreased as compared to the prior year period due to activity related to a large private anti-trust settlement administration engagement in the prior year period.

Results of Operations for the Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations.  Also see our discussion of segment results in the “Results of Operations by Segment” section below.

Consolidated Results

Amounts in thousands

	Three Months Ended June 30,		$ Change Increase /
	2014	2013	(Decrease)	% Change
Operating revenue	$115,451	$104,976	$10,475	10%
Reimbursable expenses	9,605	8,396	1,209	14%
Total Revenue	125,056	113,372	11,684	10%

Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	57,533	49,528	8,005	16%
Reimbursed direct costs	9,434	8,072	1,362	17%
Selling, general and administrative expense	46,374	36,931	9,443	26%
Depreciation and software and leasehold amortization	9,255	7,391	1,864	25%
Amortization of identifiable intangible assets	3,166	4,736	(1,570)	-33%
Loss on disposition of property and equipment	339	4	335	n/m
Other operating expense	157	49	108	n/m
Total Operating Expense	126,258	106,711	19,547	18%

Income (Loss) From Operations	(1,202)	6,661	(7,863)	n/m

Interest Expense (Income)
Interest expense	3,852	2,004	1,848	92%
Interest income	(9)	(8)	(1)	13%
Net Interest Expense	3,843	1,996	1,847	93%

Income (Loss) Before Income Taxes	(5,045)	4,665	(9,710)	n/m

Provision (Benefit) for Income Taxes	(1,626)	1,823	(3,449)	n/m

Net Income (Loss)	$(3,419)	$2,842	$(6,261)	n/m

n/m — not meaningful

Revenue

The increase in operating revenue for the three months ended June 30, 2014 as compared to the same period in the prior year was driven by an $8.4 million increase in the Technology segment and a $2.1 million increase in operating revenues for the Bankruptcy and Settlement Administration segment.

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

Operating Expense

The $8.0 million increase in direct cost of operating revenue, exclusive of depreciation and amortization, was primarily the result of the increase in and the mix of operating revenue and includes a $10.1 million increase in direct compensation-related costs primarily in support of the continued revenue growth in our Technology segment.  This increase was partially offset by a $1.0 million decrease in costs for legal notification and advertising services as compared to the three months ended June 30, 2013.

The increase in reimbursed direct costs for the three months ended June 30, 2014 as compared to the same period of 2013 corresponds to the increase in revenue from reimbursed expenses.

Selling, general and administrative expenses increased $9.4 million and included an increase of $7.6 million in compensation-related expense which is primarily related to $7.7 million in post-employment benefits related to an executive resignation agreement in addition to $1.0 million of severance benefits.  These increases were offset by a $2.1 million decrease in share-based compensation expense as compared to the prior year second quarter.  The increase in selling, general and administrative expenses also includes an increase of $1.0 million in outside professional services and an increase of $1.1 million in office-related expenses such as lease expense, maintenance, utilities and supplies related to the expansion of our document review centers capacity.

Depreciation and software and leasehold amortization costs increased $1.9 million as a result of increased depreciation on equipment and software related to segment investments.

Amortization of intangible assets decreased $1.6 million related to certain of our intangible assets being amortized on an accelerated amortization method which are at lower amortization stages of the estimated useful lives of the intangible assets.

Interest Expense, Net

The increase in net interest expense was primarily due to an increased principal amount of debt outstanding during the second quarter of 2014 as compared to the prior year period and also due to the higher rate of interest for our term loan under the Credit Agreement as compared to the interest rate under the prior credit agreement.

Income Taxes

Our effective tax rate for the three months ended June 30, 2014 was 32.2% compared to 39.1% for the comparable prior year period.  The lower 2014 rate is attributable to a greater proportion of income being earned in lower tax jurisdictions compared to the prior year period.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 7 of our Notes to Condensed Consolidated Financial Statements.  The table below presents operating revenue, direct and administrative costs (including reimbursed costs) and segment performance measure for each of our reportable segments and a reconciliation of the segment performance measure to consolidated income before income taxes.

Amounts in thousands

	Three Months Ended June 30,		$ Change Increase /
	2014	2013	(Decrease)	% Change
Operating revenue
Technology	$78,523	$70,126	$8,397	12%
Bankruptcy and Settlement Administration	36,928	34,850	2,078	6%
Total operating revenue	$115,451	$104,976	$10,475	10%

Reimbursable expenses
Technology	$850	$535	$315	59%
Bankruptcy and Settlement Administration	8,755	7,861	894	11%
Total reimbursable expenses	$9,605	$8,396	$1,209	14%

Direct costs, selling, general and administrative costs
Technology	$59,094	$48,979	$10,115	21%
Bankruptcy and Settlement Administration	31,780	31,788	(8)	—
Intercompany eliminations	(258)	(78)	(180)	n/m
Total direct costs, selling, general and administrative costs	$90,616	$80,689	$9,927	12%

Segment performance measure
Technology	$20,537	$21,760	$(1,223)	-6%
Bankruptcy and Settlement Administration	13,903	10,923	2,980	27%
Total segment performance measure	$34,440	$32,683	$1,757	5%

Segment performance measure	$34,440	$32,683	$1,757	5%
Unallocated corporate expenses	(21,988)	(11,017)	(10,971)	100%
Share-based compensation expense	(737)	(2,825)	2,088	-74%
Depreciation and software and leasehold amortization	(9,255)	(7,391)	(1,864)	25%
Amortization of intangible assets	(3,166)	(4,736)	1,570	-33%
Loss on disposition of property and equipment	(339)	(4)	(335)	n/m
Other operating expense	(157)	(49)	(108)	n/m
Income from operations	(1,202)	6,661	(7,863)	-118%
Interest expense, net	(3,843)	(1,996)	(1,847)	93%
Income (loss) before income taxes	$(5,045)	$4,665	$(9,710)	-208%

n/m — not meaningful

Technology Segment

Operating revenue increased $8.4 million during the three months ended June 30, 2014 as compared to the prior year period primarily as a result of an increase in eDiscovery engagements as compared to the second quarter of 2013, and increased solely related to organic growth.  We expect to continue to grow our global leadership position throughout the remainder of 2014.  Our eDiscovery businesses in Europe and Asia showed continued combined growth with a 19% increase in operating revenue over the prior year second quarter.

Direct, selling, general and administrative costs increased $10.1 million as compared to the second quarter of 2013 primarily in support of revenue growth.  This increase included a $7.5 million increase in compensation related costs which included

$0.8 million of severance benefits and an increase of $5.9 million as compared to the second quarter of 2013 related to compensation paid to project-based attorneys for document review services.  This direct cost of services varies directly with the amount of document review services revenue.  Information technology-related costs increased $1.7 million which is partially related to the recent data center consolidation.

The Technology segment’s financial results for the three months ended June 30, 2014 reflect the impact of strategic investments primarily in support of global expansion and revenue growth of the eDiscovery franchise as well as a higher mix of eDiscovery document review services compared to the prior year which have lower operating margins than the Company’s overall margin.

Bankruptcy and Settlement Administration Segment

Operating revenue increased $2.1 million as compared to the prior year. Continuing to impact this segment’s results of operation is the continued current cyclical downturn in bankruptcy filings.  We expect the current cyclical downturn in bankruptcy filings to continue through the remainder of 2014.  Settlement administration continues to be dependent on the timing and size of contracts awarded.

Direct, selling, general and administrative costs were consistent with the prior year second quarter.  Compensation related expenses increased by $0.9 million and this increase was offset by a decrease of $1.1 million in production costs.

Results of Operations for the Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations.  Also see our discussion of segment results in the “Results of Operations by Segment” section below.

Consolidated Results

Amounts in thousands

	Six Months Ended June 30,		$ Change Increase /
	2014	2013	(Decrease)	% Change
Operating revenue	$231,671	$207,884	$23,787	11%
Reimbursable expenses	16,656	29,078	(12,422)	-43%
Total Revenue	248,327	236,962	11,365	5%

Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	115,168	102,024	13,144	13%
Reimbursed direct costs	16,237	27,614	(11,377)	-41%
Selling, general and administrative expense	90,538	69,337	21,201	31%
Depreciation and software and leasehold amortization	17,955	14,390	3,565	25%
Amortization of identifiable intangible assets	6,286	9,702	(3,416)	-35%
Fair value adjustment to contingent consideration	1,142	—	1,142	n/m
Loss on disposition of property and equipment	351	22	329	n/m
Other operating expense	226	96	130	n/m
Total Operating Expense	247,903	223,185	24,718	11%

Income From Operations	424	13,777	(13,353)	-97%

Interest Expense (Income)
Interest expense	8,729	3,843	4,886	127%
Interest income	(13)	(12)	(1)	8%
Net Interest Expense	8,716	3,831	4,885	128%

Income (Loss) Before Income Taxes	(8,292)	9,946	(18,238)	n/m

Provision (Benefit) for Income Taxes	(2,575)	3,167	(5,742)	n/m

Net Income (Loss)	$(5,717)	$6,779	$(12,496)	n/m

n/m — not meaningful

Revenue

The increase in operating revenue for the six months ended June 30, 2014 as compared to the same period in the prior year was driven by a $34.8 million increase in the Technology segment, offset by an $11.0 million decrease in operating revenues for the Bankruptcy and Settlement Administration segment.

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

Operating Expense

The $13.1 million increase in direct cost of operating revenue, exclusive of depreciation and amortization, was primarily the result of the increase in and the mix of operating revenue and includes a $25.6 million increase in direct compensation-related costs primarily in support of the continued revenue growth in our Technology segment.  This increase was partially offset by a $9.8 million decrease in costs for legal notification and advertising services and a $1.6 million decrease in other production costs as compared to the six months ended June 30, 2013, which included costs related to a large private anti-trust settlement engagement.

The decline in reimbursed direct costs for the six months ended June 30, 2014 as compared to the same period of 2013 corresponds to the decline in revenue from reimbursed expenses.

Selling, general and administrative expenses increased $21.2 million and included an increase of $13.1 million in compensation-related expense which includes $10.3 million in post-employment benefits related to executive resignation agreements.  The increase in selling, general and administrative expenses also includes an increase of $2.4 million in outside professional services and an increase of $3.0 million in office-related expenses such as lease expense, maintenance, utilities and supplies primarily related to the expansion of our document review centers capacity.

Depreciation and software and leasehold amortization costs increased $3.6 million as a result of increased depreciation on equipment and software related to segment investments.

Amortization of intangible assets decreased $3.4 million related to certain of our intangible assets being amortized on an accelerated amortization method which are at lower amortization stages of the estimated useful lives of the intangible assets.

Operating expenses for the six months ended June 30, 2014, included a fair value adjustment to contingent consideration of $1.1 million related to our acquisition of De Novo in 2011.   No fair value adjustment to contingent consideration is included in operating expenses for the six months ended June 30, 2013.  See Note 3 to the Condensed Consolidated Financial Statements for further discussion of the contingent consideration.

Interest Expense, Net

The increase in net interest expense was primarily due to an increased principal amount of debt outstanding during the first half of 2014 as compared to the prior year period and also due to the higher rate of interest for our term loan under the Credit Agreement as compared to the interest rate under the prior credit agreement.  Interest expense for the six months ended June 30, 2014 also includes $0.8 million related to fees incurred in conjunction with the amendment to our Credit Agreement. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of the Credit Agreement.

Income Taxes

Our effective tax rate for the six months ended June 30, 2014 was 31.1% and was 31.8% for the comparable prior year period.   Our 2014 effective tax rate is lower than the U.S. statutory rate because we earned a greater proportion of income in international jurisdictions compared to in the U.S. The reduced 2013 rate reflected a discrete benefit related to the extension of the federal research credit through tax year 2013. We recognized approximately $0.4 million of tax benefit relating to the 2012 credits and a portion of our 2013 tax credits during the first six months of 2013.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 7 of our Notes to Condensed Consolidated Financial Statements.  The table below presents operating revenue, direct and administrative costs (including reimbursed costs) and segment performance measure for each of our reportable segments and a reconciliation of the segment performance measure to consolidated income before income taxes.

Amounts in thousands

	Six Months Ended June 30,		$ Change Increase /
	2014	2013	(Decrease)	% Change
Operating revenue
Technology	$159,692	$124,913	$34,779	28%
Bankruptcy and Settlement Administration	71,979	82,971	(10,992)	-13%
Total operating revenue	$231,671	$207,884	$23,787	11%

Reimbursable expenses
Technology	$1,957	$822	$1,135	138%
Bankruptcy and Settlement Administration	14,699	28,256	(13,557)	-48%
Total reimbursable expenses	$16,656	$29,078	$(12,422)	-43%

Direct costs, selling, general and administrative costs
Technology	$119,252	$87,666	$31,586	36%
Bankruptcy and Settlement Administration	60,824	85,705	(24,881)	-29%
Intercompany eliminations	(438)	(83)	(355)	n/m
Total direct costs, selling, general and administrative costs	$179,638	$173,288	$6,350	4%

Segment performance measure
Technology	$42,835	$38,152	$4,683	12%
Bankruptcy and Settlement Administration	25,854	25,522	332	1%
Total segment performance measure	$68,689	$63,674	$5,015	8%

Segment performance measure	$68,689	$63,674	$5,015	8%
Unallocated corporate expenses	(38,029)	(21,323)	(16,706)	78%
Share-based compensation expense	(4,276)	(4,364)	88	-2%
Depreciation and software and leasehold amortization	(17,955)	(14,390)	(3,565)	25%
Amortization of intangible assets	(6,286)	(9,702)	3,416	-35%
Fair value adjustment to contingent consideration	(1,142)	—	(1,142)	n/m
Loss on disposition of property and equipment	(351)	(22)	(329)	n/m
Other operating expense	(226)	(96)	(130)	n/m
Income from operations	424	13,777	(13,353)	-97%
Interest expense, net	(8,716)	(3,831)	(4,885)	128%
Income (loss) before income taxes	$(8,292)	$9,946	$(18,238)	n/m

n/m — not meaningful

Technology Segment

Operating revenue increased $34.8 million during the six months ended June 30, 2014 as compared to the prior year period primarily as a result of an increase in eDiscovery engagements as compared to the same period in 2013, and was solely related to organic growth.  We expect to continue to grow our global leadership position throughout the remainder of 2014.

Our eDiscovery businesses in Europe and Asia showed continued combined growth with a 28% increase in year-to-date operating revenue over the prior year second quarter.

Direct, selling, general and administrative costs increased $31.6 million primarily in support of revenue growth and included a $22.5 million increase in compensation related expenses. The increase in compensation related expenses includes an increase of $19.8 million related to compensation paid to project-based attorneys for document review services for the six months ended June 30, 2014 as compared to the same period in 2013. This direct cost of services varies directly with the amount of document review services revenue. The change in direct, selling, general and administrative costs also includes a $2.9 million increase in information technology-related costs, a $2.2 million increase in office-related expenses such as lease expense, maintenance, utilities and supplies primarily related to the expansion of our document review centers capacity and a $2.0 million increase in other production related costs.

The Technology segment’s financial results for the six months ended June 30, 2014 reflect the impact of strategic investments primarily in support of global expansion and revenue growth of the eDiscovery franchise as well as a higher mix of eDiscovery document review services compared to the prior year which have lower operating margins than the Company’s overall margin.

Bankruptcy and Settlement Administration Segment

Operating revenue decreased $11.0 million as compared to the prior year, primarily due to a large private anti-trust engagement in the prior year period which was principally completed in the first quarter of 2013 that increased legal notification and advertising services for that period.  Also impacting the first six months of 2014 was the continued current cyclical downturn in bankruptcy filings.  We expect the current cyclical downturn in bankruptcy filings to continue through the remainder of 2014.  Settlement administration continues to be dependent on the timing and size of contracts awarded.

Direct, selling, general and administrative costs decreased $24.9 million primarily related to a $27.1 million decrease in direct cost of services which is related to the large private anti-trust engagement which was active during the first quarter of 2013.  This decrease was partially offset by a $1.4 million increase in compensation related expenses.

Liquidity and Capital Resources

Cash flows from operating activities

During the six months ended June 30, 2014, our operating activities provided net cash of $18.8 million. Included in net cash used by operating activities was a net loss of $5.7 million which included $30.0 million of non-cash expenses for a total contribution to cash flows of $24.3 million related to net income adjusted to exclude non-cash expenses. Cash used by operating activities also included a $5.5 million net use of cash resulting from changes in operating assets and liabilities, primarily from a $2.4 million decrease in accounts payable and other liabilities, a decrease in income taxes payable of $6.4 million and an increase of $1.8 million in prepaid expenses and other assets.  These uses of cash were partially offset by a $6.9 million decrease in trade accounts receivable.  Trade accounts receivable will fluctuate from period to period depending on the period to period change in revenue and the timing of revenue and collections. Accounts payable will fluctuate from period to period depending on the timing of purchases and payments.

During the six months ended June 30, 2013, our operating activities used net cash of $15.4 million. Included in net cash used by operating activities was net income of $6.8 million including non-cash expenses of $29.8 million, for a total contribution to cash flows of $36.6 million related to net income adjusted to exclude non-cash expenses. Cash used by operating activities also included a $52.0 million net use of cash resulting from changes in operating assets and liabilities, primarily from a $45.2 million increase in trade accounts receivable related to several large active matters in the first half of 2013.  Cash used by operating activities also included a decrease in customer deposits primarily related to the fourth quarter 2012 receipt of a $14.3 million customer deposit for a large settlement administration engagement and the first quarter 2013 expenditures for that matter.  These uses of cash were offset by a $4.3 million increase in accounts payable and other liabilities.

Cash flows from investing activities

During the six months ended June 30, 2014 and 2013, we used cash of $19.4 million and $12.2 million, respectively, for the purchase of property and equipment, including computer hardware and purchased software licenses primarily for our Technology segment and computer hardware primarily for our network infrastructure.  Also included in this amount for the six months ended June 30, 2013 was approximately $5.1 million related to the expansion of our Kansas City corporate headquarters which was substantially completed in the third quarter of 2013.  Software development is essential to our continued growth, and, during the six months ended June 30, 2014 and 2013, we used cash of $3.1 million and $3.2 million, respectively, to fund internal costs related to the development of software.

Cash flows from financing activities

During the six months ended June 30, 2014, we repaid $1.5 million under the Credit Agreement along with $2.8 million of principal payments related to other debt.  During the six months ended June 30, 2014 we also paid $5.0 million of deferred acquisition consideration related to the December 28, 2011 acquisition of De Novo Legal LLC, $6.3 million in dividends and we used $3.6 million to repurchase shares required to be repurchased by the company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock option exercises.  Cash proceeds from the exercise of stock options were $6.8 million.  See Notes 3 and 9 of our Notes to Condensed Consolidated Financial Statements for further information.

During the six months ended June 30, 2013, we borrowed $72.0 million and repaid $33.0 million under our senior revolving loan as part of our former credit facility for a net increase of $39.0 million, along with $1.8 million of principal payments related to other debt.  In addition, we paid $6.5 million in dividends and used $3.5 million to repurchase shares required to be repurchased by the company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock option exercises.

We believe that funds generated from operations, plus our existing cash balances and amounts available under our Credit Agreement, will be sufficient to meet our currently anticipated working capital requirements, internal software development expenditures, property, equipment and third party software expenditures, deferred acquisition price obligations, capital leases, dividend payments, common stock repurchases, interest payments due on our outstanding borrowings, and other contractual obligations.

Foreign Cash

As of June 30, 2014 and December 31, 2013, our foreign subsidiaries had $4.6 million and $9.0 million, respectively, in cash located in financial institutions located outside of the United States.  We consider the earnings of our non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs.  Should we decide to repatriate the foreign earnings, we would have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

Interest Rate Risk

The senior secured term loan under our Credit Agreement bears interest as follows: (1) 2.50% plus the prime rate subject to a 1.75% floor; or (2) 3.50% plus one, two, three or six month LIBOR subject to a 0.75% LIBOR floor.  As of June 30, 2014, all outstanding borrowings under the term loan were based on LIBOR subject to a 0.75% LIBOR floor and the applicable margin was 3.50%.

In 2013 we entered into a two-year 3% interest rate cap agreement for a notional amount of $150.0 million, equal to the portion of the senior secured term loan being hedged.  As of June 30, 2014, the notional amount of the interest rate cap was approximately $148.9 million and the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risks of rising interest rates.

In April 2014 we entered into a forward interest rate swap through August 27, 2020 with a notional amount of approximately $73.7 million equal to the portion of the outstanding amortized principal amount of the senior secured term loan being hedged as of the effective date of the forward swap.  The term of the forward interest rate swap is from August 31, 2015 the date of which the Company’s interest rate cap agreement expires, through August 27, 2020.  Under the swap we will pay a fixed amount of interest of 2.81% on the notional amount and the swap counterparty will pay a floating amount of interest based on LIBOR with a one-month designated maturity subject to a floor of 0.75% which is consistent with the company’s obligation under the term loan.  These cash flow hedges were determined to be highly effective at inception and are expected to be highly effective in mitigating the risks of rising interest rates in the future.  See Note 3 to the Condensed Consolidated Financial Statements for further detail.

We earn deposit-based and service fees in our Chapter 7 bankruptcy business.  Deposit-based fees are earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients.  The fees we earn are based on assets placed on deposit by our trustee clients and may vary based on fluctuations in short-term interest rates.  Based on sensitivity analysis we performed for the three months and six months ended June 30, 2014, a hypothetical 1% movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 1% increase in foreign exchange rates applied to our 2014 results of operations for the three and six months ended June 30, 2014 and the analysis indicated that such a movement would not have had a material effect on our total revenues, operating income or net income.

Item 4.                                 Controls and Procedures

(a)                                 Controls and Procedures

An evaluation was carried out by our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operations of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) or 15d-15(e).  Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On November 6, 2013, our Board approved and authorized the repurchase, on or prior to December 31, 2015, of our outstanding shares of common stock up to an aggregate of $35.0 million (the “2014 Share Repurchase Program”).  The 2014 Share Repurchase Program became effective on January 1, 2014.  There were no repurchases of shares under the 2014 Share Repurchase Program during the six months ended June 30, 2014.

We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options.  During the three months ended June 30, 2014, we repurchased 29,440 shares for approximately $0.4 million to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.

The following table presents the total number of shares repurchased during each month of the quarter ended June 30, 2014, and the average price paid per share, and the approximate dollar value of shares that may yet be repurchased under the 2014 Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased to Satisfy Employee Tax Withholding Obligations	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30	29,440	$14.01	29,440	—	$35,000,000
May 1 – May 31	—	—	—	—	$35,000,000
June 1 – June 30	—	—	—	—	$35,000,000
Total Activity for the Quarter Ended June 30, 2014	29,440	$14.01	29,440	—

Item 6.                                 Exhibits

10.1                        Executive Resignation Agreement and General Release of Claims dated March 14, 2014, among Epiq Systems, Inc. and Elizabeth M. Braham.  Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q/A with the Securities and Exchange Commission on June 13, 2014.

10.2                        Executive Consulting Advisory Agreement, dated March 14, 2014, among Epiq Systems, Inc. and Elizabeth M. Braham.  Incorporated by reference and previously filed as Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q/A with the Securities and Exchange Commission on June 13, 2014.

10.3                        First Amendment, dated March 26, 2014, to the Credit Agreement dated as of August 27, 2013 among Epiq Systems, Inc. and the domestic subsidiaries named therein as guarantors, a syndicate of banks and institutional investors as lenders, KeyBank National Association as the LC issuer, swing line lender, administrative agent.  Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2014.

10.4                        2004 Equity Incentive Plan, as approved on June 11, 2014, and as amended and restated effective January 1, 2014.  Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K with the Securities and Exchange Commission on June 12, 2014.

10.5                        Executive Resignation Agreement and General Release of Claims dated June 6, 2014, among Epiq Systems, Inc. and Christopher E. Olofson.   Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2014.

10.6                        Executive Consulting Advisory Agreement, dated June 6, 2014, among Epiq Systems, Inc. and Christopher E. Olofson.  Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2014.

10.7                        Karin-Joyce Tjon Employment Offer letter dated June 17, 2014 among Epiq Systems, Inc. and Karin-Joyce Tjon.  Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K with the Securities and Exchange Commission on June 20, 2014.

10.8                        Executive Employment Agreement dated June 17, 2014 among Epiq Systems, Inc. and Karin-Joyce Tjon Sien Fat.  Incorporated by reference and previously filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K with the Securities and Exchange Commission on June 20, 2014.

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

101.CAL†               XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†                 XBRL Taxonomy Definition Linkbase Document.

101.LAB†               XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†                 XBRL Taxonomy Extension Presentation Linkbase Document.

†         Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language). : (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the

three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiq Systems, Inc.

Date: July 31, 2014	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2014	/s/ Karin-Joyce Tjon Sien Fat
Karin-Joyce Tjon Sien Fat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)