Form 10-Q/A
period 2014-06-30
EPIQ SYSTEMS INC
filed 2014-08-15
CIK 1027207

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

Explanatory Note:

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, of Epiq Systems, Inc. that was filed with the Securities and Exchange Commission on August 1, 2014 (the “Form 10-Q”) is to provide certain exhibits under Item 6, which were inadvertently omitted from the original filing.

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

10.5                        Executive Resignation Agreement and General Release of Claims dated June 6, 2014, among Epiq Systems, Inc. and Christopher E. Olofson and is filed herewith.

10.6                        Executive Consulting Advisory Agreement, dated June 6, 2014, among Epiq Systems, Inc. and Christopher E. Olofson and is filed herewith.

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

Epiq Systems, Inc.

Date: August 15, 2014	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2014	/s/ Karin-Joyce Tjon Sien Fat
Karin-Joyce Tjon Sien Fat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)