Form 10-Q
period 2014-09-30
EPIQ SYSTEMS INC
filed 2014-10-28
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-36633

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 17, 2014
Common Stock, $0.01 par value per share	36,407,321 shares

EPIQ SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE:
Operating revenue	$103,955	$109,837	$335,626	$317,721
Reimbursable expenses	7,051	5,847	23,707	34,925
Total Revenue	111,006	115,684	359,333	352,646

OPERATING EXPENSE:
Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	48,193	52,126	163,361	154,150
Reimbursed direct costs	6,827	5,565	23,064	33,179
Selling, general and administrative expense	35,332	35,155	125,870	104,492
Depreciation and software and leasehold amortization	9,693	8,192	27,648	22,582
Amortization of identifiable intangible assets	3,184	4,761	9,470	14,463
Fair value adjustment to contingent consideration	—	—	1,142	—
(Gain) loss on disposition of property and equipment	(175)	7	176	29
Other operating expense (income)	390	(855)	616	(759)
Total Operating Expense	103,444	104,951	351,347	328,136

INCOME FROM OPERATIONS	7,562	10,733	7,986	24,510

INTEREST EXPENSE (INCOME):
Interest expense	3,945	4,101	12,674	7,944
Interest income	(4)	(2)	(17)	(14)
Net Interest Expense	3,941	4,099	12,657	7,930

INCOME (LOSS) BEFORE INCOME TAXES	3,621	6,634	(4,671)	16,580

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(1,389)	2,399	(3,964)	5,566

NET INCOME (LOSS)	$5,010	$4,235	$(707)	$11,014

NET INCOME (LOSS) PER SHARE INFORMATION:
Basic	$0.14	$0.12	$(0.02)	$0.31
Diluted	$0.14	$0.11	$(0.02)	$0.30
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,780	35,684	35,339	35,738
Diluted	36,288	36,497	35,339	36,634

Cash dividends declared per common share	$0.09	$0.09	$0.27	$0.27

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET INCOME (LOSS)	$5,010	$4,235	$(707)	$11,014
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,775)	1,437	(720)	412
Unrealized gains (losses) on derivatives, net of tax expense (benefit) of $58, $0, $(545), and $0, respectively	73	—	(737)	—
COMPREHENSIVE INCOME (LOSS)	$3,308	$5,672	$(2,164)	$11,426

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,131	$40,336
Trade accounts receivable, less allowance for doubtful accounts of $4,155 and $4,379, respectively	130,850	145,134
Prepaid expenses	8,247	10,617
Income taxes receivable	7,602	—
Deferred taxes	2,344	3,824
Other current assets	225	58
Total Current Assets	181,399	199,969

LONG-TERM ASSETS:
Property and equipment, net	67,536	72,118
Internally developed software costs, net	14,899	16,201
Goodwill	404,385	404,302
Other intangibles, net of accumulated amortization of $118,403 and $108,933, respectively	32,789	41,117
Other long-term assets	14,168	14,074
Total Long-term Assets	533,777	547,812
Total Assets	$715,176	$747,781

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$6,876	$13,349
Accounts payable	14,588	30,419
Accrued compensation	12,636	17,932
Customer deposits	2,021	2,717
Deferred revenue	1,329	4,020
Dividends payable	3,289	3,142
Other accrued liabilities	10,088	6,985
Total Current Liabilities	50,827	78,564

LONG-TERM LIABILITIES:
Deferred income taxes	31,382	35,558
Other long-term liabilities	9,929	8,537
Long-term obligations, excluding current maturities	295,522	299,108
Total Long-term Liabilities	336,833	343,203

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock - $1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Participating preferred stock, series A - $1 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized;
Issued and outstanding at September 30, 2014 — 40,835,651 and 36,275,238 shares, respectively
Issued and outstanding at December 31, 2013 — 40,298,852 and 34,991,629 shares, respectively	408	403
Additional paid-in capital	295,526	291,414
Accumulated other comprehensive loss	(1,998)	(541)
Retained earnings	92,357	102,754
Treasury stock, at cost — 4,560,413 and 5,307,223 shares, respectively	(58,777)	(68,016)
Total Equity	327,516	326,014
Total Liabilities and Equity	$715,176	$747,781

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(707)	$11,014
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and software and leasehold amortization	27,648	22,582
Amortization of intangible assets	9,470	14,463
Share-based compensation expense	4,979	5,696
Fair value adjustment to contingent consideration	1,142	—
Provision for doubtful accounts	2,371	1,632
Loan fee amortization	1,808	1,559
Deferred income taxes	(2,244)	(1,538)
Excess tax benefit related to share-based compensation	(953)	(322)
Other, net	275	(796)
Changes in operating assets and liabilities:
Trade accounts receivable	11,469	(40,268)
Prepaid expenses and other assets	1,347	1,490
Accounts payable and other liabilities	(7,618)	3,498
Customer deposits	(696)	(13,947)
Deferred revenue	(2,708)	1,413
Income taxes	(8,286)	2,244
Other	67	(128)
Net cash provided by operating activities	37,364	8,592

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,436)	(28,087)
Internally developed software costs	(5,379)	(4,875)
Proceeds from sale of assets	597	5
Cash paid for business acquisition	(302)	—
Net cash used in investing activities	(28,520)	(32,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	—	300,000
Proceeds from revolver borrowings	—	88,000
Payments to reduce revolver borrowings	—	(287,000)
Debt issuance costs	(837)	(8,105)
Payments under long-term obligations	(8,942)	(5,761)
Payment of deferred acquisition consideration	(4,963)	(3,139)
Excess tax benefit related to share-based compensation	953	322
Common stock repurchases (Note 10)	(3,982)	(17,793)
Cash dividends paid (Note 10)	(9,544)	(9,771)
Proceeds from exercise of stock options	10,403	969
Net cash provided by (used in) financing activities	(16,912)	57,722

Effect of exchange rate changes on cash	(137)	355

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,205)	33,712
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	40,336	3,808
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,131	$37,520

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2014	2013

Cash paid for:
Interest	$10,606	$7,321
Income taxes, net	6,625	4,869
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	2,047	5,923
Dividends declared but not yet paid	3,289	3,170
Obligations incurred in purchase transaction	976	—
Capitalized lease obligations incurred	446	7,902

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

The unaudited financial information reflects all adjustments, consisting of normal and recurring adjustments, which are, in the opinion of management, necessary to present fairly Epiq Systems, Inc.’s (“Epiq,” “the Company,” “we,” “us,” or “our”) results of operations, financial position, and cash flows for the periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2014 (the “2013 Form 10-K”).

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

Revenue Recognition

We have agreements with clients pursuant to which we deliver various services.  Our significant sources of revenue are:

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

•                  Deposit-based fees earned for the provision of software licenses, limited hardware and hardware maintenance, and postcontract customer support services to our trustee clients are based on a percentage of Chapter 7 assets placed on deposit with designated financial institutions by our trustee clients.  Our trustee clients do not directly pay fees in connection with these services. The fees earned based on assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates and changes in service fees assessed on such deposits.

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

Non-Software Arrangements

Certain of our services, such as data hosting, processing and professional services are billed based on unit prices and volumes for which we have identified each deliverable service element.  Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services and deliverables.  For certain of these services we have obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or on third-party evidence of fair value of such similar services.  For elements where evidence cannot be established, the best estimate of sales price has been used. Our arrangements do not include general rights of return.  Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value or best estimated selling price of each unit of accounting, which is generally consistent with the stated prices in our arrangements. In instances when revenue recognition is deferred, we utilize the relative selling price method to calculate the revenue recognized for each period.  As we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period.  Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured.  Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

Software Arrangements

For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and postcontract customer support services at no charge to the trustee.  The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement.  We earn contingent monthly fees from the financial institutions for the software license, hardware lease, hardware maintenance, and postcontract customer support services provided to our trustee clients based on the average dollar amount of deposits held by the trustees with that financial institution. The monthly deposit fees have two components consisting of an interest-based component and a non-interest based service fee.  Since we have not established vendor specific objective evidence of the fair value of the software license, we do not recognize any revenue on delivery of the software.  The software element is deferred and included with the remaining undelivered elements, which are postcontract customer support services.  Revenue related to postcontract customer support is entirely contingent on the future placement of liquidated estate deposits by the trustee with the financial institution.  Accordingly, we recognize this contingent usage based revenue as the fee becomes fixed or determinable at the time actual usage occurs and collectability is probable.  This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed. At that time, we have also satisfied the other revenue recognition criteria since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers as well as hardware maintenance.  We retain ownership of all hardware provided and we account for this hardware as a lease.  As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease.  Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease.  Therefore, all lease payments, based on the estimated fair value of hardware provided, are accounted for as contingent rentals, which require that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur.  This occurs at the end of each period as we achieve our target when deposits are held at the financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured.

Reimbursements

We have revenue related to reimbursed expenses, primarily postage. Reimbursed postage and other reimbursable direct costs are recorded gross in the Condensed Consolidated Statements of Income as “Reimbursable expenses” and “Reimbursed direct costs”, in the revenue and operating expenses sections, respectively.

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed.  We assess goodwill for impairment on at least an annual basis at a reporting unit level and have identified our operating segments (Technology and Bankruptcy and Settlement Administration) as our reporting units for purposes of testing for goodwill impairment.

Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year, and there have been no events since our last annual test to indicate that it is more likely than not that the recorded goodwill balance had become impaired.  As of July 31, 2014, which is the date of our most recent impairment test, the fair value of each of our reporting units was in excess of the carrying value of the reporting unit.  Our consolidated goodwill totaled $404.4 million as of September 30, 2014.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We considered both a market approach and an income approach in order to develop an estimate of the fair value of each reporting unit for purposes of our annual impairment test.  When available, and as appropriate, we used market multiples derived from a set of competitors or companies with comparable market characteristics to establish fair values for a particular reporting unit (market approach).  We also estimated fair value using discounted projected cash flow analysis (income approach).  Potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. This analysis requires significant judgment, including estimation of future cash flows, (which is dependent on internal forecasts), estimation of the long-term rate of growth for our business and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. In addition, financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital, which is used to determine our discount rate, and through our stock price, which is used to determine our market capitalization. We may be required to recognize impairment of goodwill based on future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued new guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements which is intended to enhance the timeliness, clarity and consistency of disclosure concerning such uncertainties.  The new guidance requires management to perform assessments, on an interim and annual basis, of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s interim or annual financial statements, as applicable.  In addition, entities must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern.  The guidance is effective for us beginning January 1, 2017.  We do not expect this new guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued new guidance related to share-based payment awards with performance targets attainable after the requisite service period.  The new guidance clarifies that companies should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting.  Therefore, no compensation expense should be recorded related to an award for which the transfer to the employee is contingent on the attainment of a performance target until it becomes probable that the performance target will be met.  The new guidance does not require any new or additional disclosures.  This guidance will be effective for us beginning January 1, 2016.  We do not expect this new guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

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

NOTE 2:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the nine months ended September 30, 2014 was as follows:

	Technology Segment	Bankruptcy and Settlement Administration Segment	Total
		(in thousands)
Balance as of December 31, 2013	$189,339	$214,963	$404,302
Acquisition	—	153	153
Foreign currency translation	(70)	—	(70)
Balance as of September 30, 2014	$189,269	$215,116	$404,385

The increase in goodwill in 2014 resulted from the April 2014 acquisition of Minus — 10 Software, LLC (“Minus 10”).  See Note 7 of our Notes to Condensed Consolidated Financial Statements for further detail.

Identifiable intangible assets as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Amortizing intangible assets:
Customer relationships	$124,512	$98,189	$124,512	$90,274
Trade names	6,591	3,103	6,591	2,481
Technology	1,142	57	—	—
Non-compete agreements	18,947	17,054	18,947	16,178
Total	$151,192	$118,403	$150,050	$108,933

During the second quarter of 2014 we recorded technology related intangible assets in connection with acquisition of Minus 10.  See Note 7 of our Notes to Condensed Consolidated Financial Statements for further detail.  Customer relationships, trade names, acquired technology and non-compete agreements carry a weighted average life of approximately seven years, nine years, ten years and five years, respectively.

Amortization expense related to identifiable intangible assets was $3.2 million and $4.8 million for the three months ended September 30, 2014 and 2013, respectively and $9.5 million and $14.5 million for the nine months ended September 30, 2014 and 2013, respectively.  The following table outlines the estimated future amortization expense related to intangible assets at September 30, 2014:

(in thousands)
Year Ending December 31,
2014 (from October 1, 2014 to December 31, 2014)	$3,185
2015	10,007
2016	6,346
2017	5,504
2018	3,548
2019 and thereafter	4,199
Total	$32,789

NOTE 3:   LONG-TERM OBLIGATIONS

The following is a summary of long-term debt and other long-term obligations outstanding (in thousands):

	Final Maturity Date	Weighted- Average Interest Rate	September 30, 2014	December 31, 2013
			(in thousands)
Senior secured term loan	August 2020	4.25%	$297,000	$299,250
Senior revolving loan	August 2018	—	—	—
Capital leases	April 2017	4.3%	3,279	6,548
Note payable	October 2014	2.1%	1,026	4,079
Acquisition-related liabilities	May 2021	N/A	1,093	2,580
Total long-term obligations, including current portion			302,398	312,457
Current maturities of long-term obligations
Senior secured term loan			(3,000)	(3,000)
Capital leases			(2,807)	(3,690)
Notes payable			(1,026)	(4,079)
Acquisition-related liabilities			(43)	(2,580)
Total current maturities of long-term obligations			(6,876)	(13,349)
Total long-term obligations			$295,522	$299,108

2013 Secured Credit Agreement

On August 27, 2013, we entered into a $400 million senior secured credit facility consisting of a $100 million senior revolving loan commitment, maturing in August 2018, and a $300 million senior secured term loan, maturing in August 2020 (the “Credit Agreement”).

During the term of the Credit Agreement, we have the right, subject to compliance with the covenants specified in the Credit Agreement, to increase the amounts available under the Credit Agreement up to a maximum of $600 million in one or more tranches including increasing the term loan from $300 million to $500 million and total capacity under the senior revolving loan commitment from its original $100 million up to a maximum of $200 million.  The Credit Agreement is secured by liens on our real property and a significant portion of our personal property.

On March 26, 2014, we entered into the First Amendment to the Credit Agreement (“First Amendment”) which reduced the interest rate options for our senior secured term loan and reduced the LIBOR floor resulting in a total interest rate reduction of 50 basis points as described below.

Prior to the First Amendment, the senior secured term loan bore interest as follows: (1) 2.75% plus prime rate subject to a 2% floor; or (2) 3.75% plus one, two, three or six month LIBOR subject to a 1% LIBOR floor.  Effective with the date of the First Amendment, the senior secured loan bears interest as follows: (1) 2.50% plus prime rate subject to a 1.75% floor; or (2)

3.50% plus one, two, three or six month LIBOR subject to a 0.75% LIBOR floor.  As of September 30, 2014, all outstanding borrowings under the senior secured term loan were based on the 0.75% LIBOR floor and the applicable margin was 3.50% for an aggregate floating rate of 4.25%.

Borrowings under the senior revolving loan bear interest at various rates based on our total net leverage ratio with two rate options as follows:  (1) for base rate advances, borrowings bear interest at prime rate plus 200 to 300 basis points; and (2) for LIBOR advances, borrowings bear interest at LIBOR plus 300 to 400 basis points.  As of September 30, 2014, there were no borrowings outstanding under the senior revolving loan and outstanding letters of credit were $1.0 million.

In April 2014 we entered into a forward interest rate swap effective from August 31, 2015 through August 27, 2020, with a notional amount of approximately $73.7 million equal to the portion of the outstanding amortized principal amount of the senior secured term loan being hedged as of the effective date of the forward interest rate swap. Under the swap we will pay a fixed amount of interest of 2.81% on the notional amount and the swap counterparty will pay a floating amount of interest based on LIBOR with a one-month designated maturity subject to a floor of 0.75% which is consistent with the Company’s obligation under the term loan. The interest rate swap contains a floor of 0.75% to ensure that the one-month LIBOR received on each settlement of the interest rate swap cannot go below 0.75%.

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

The fair value of the interest rate swap liability for the three months ended September 30, 2014 decreased by $0.1 million and increased by $0.3 million for the period from the inception date in 2014 to September 30, 2014. These changes are included in accumulated other comprehensive income.  As the derivative will not begin settling until August 2015, there were no cash settlements during the period from inception of the swap to September 30, 2014.  The hedge was determined to be highly effective during the period from inception of the cash flow hedge through September 30, 2014 with any ineffectiveness considered as de minimis.  The fair value of the interest rate swap as of September 30, 2014 was a liability of $1.3 million and was included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.  We did not utilize any derivative instruments during the period ended September 30, 2013.

In 2013, we entered into a two-year 3% interest rate cap agreement for a notional amount of $150.0 million equal to the portion of the senior secured term loan being hedged.  The interest rate cap agreement settles monthly and expires on August 31, 2015.  It bears a strike rate of 3% with an underlying rate equal to one month USD LIBOR, which is consistent with the variable rate on our senior secured term loan.  As the strike rate of 3% was greater than the underlying rate, the caplets for the three and nine months ended September 30, 2014, expired with a $0 value. As of September 30, 2014, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risk of increases in the Company’s expected interest expense payments related to its senior secured term loan consistent with LIBOR rising above 3%.

All changes in the estimated fair value of the interest rate cap were included in accumulated other comprehensive income and represented a de minimis amount as of September 30, 2014.  The hedge was determined to be perfectly effective during the period from inception of the cash flow hedge through September 30, 2014 with no ineffectiveness recognized in earnings.  The fair value of the interest rate cap as of September 30, 2014 was less than $1,000 and as of December 31, 2013 was $27,000 and was included in “Other noncurrent assets” on the Condensed Consolidated Balance Sheets.

We manage exposure to counter-party credit risk related to our derivative positions by entering into contracts with various major financial institutions that can be expected to fully perform under the terms of such instruments.

The term loan facility under our Credit Agreement requires scheduled quarterly principal payments of $750,000, and a final installment equal to the remaining principal balance in August 2020.  In addition, the Credit Agreement contains certain annual mandatory pre-payment terms based on a percentage of excess cash flow, commencing with measurement for the fiscal year ending December 31, 2014, and initial payment, if any, in fiscal year 2015.  Excess cash flow, as defined in the Credit Agreement includes Consolidated EBITDA (as defined in the Credit Agreement) adjusted for capital expenditures, interest paid, income taxes paid, principal payments, certain acquisition-related obligations and working capital changes.  Such annual mandatory prepayments are only required when the net leverage ratio exceeds 2.75 to 1.00.

The Credit Agreement contains a financial covenant related to a net leverage ratio (as defined in the Credit Agreement)  which is not permitted to exceed 4.50 to 1.00 as well as other customary covenants related to limitations on (i) creating liens, debt, guarantees or other contingent obligations, (ii) engaging in mergers, acquisitions and consolidations, (iii) paying dividends or other distributions to, and redeeming and repurchasing securities from, equity holders, (iv) prepaying, redeeming or repurchasing subordinated or junior debt, and (v) engaging in certain transactions with affiliates, in each case, subject to customary exceptions. Under our Credit Agreement, our ability to pay dividends and repurchase securities from equity holders is limited by a requirement that such payments are not to exceed, in the aggregate, 50% of net income, as adjusted, on a cumulative basis for all quarterly periods from the closing date and ending prior to the date of payment or repurchase.   Adjustments to Consolidated Net Income, as defined in the Credit Agreement include, among other items, the exclusion of extraordinary items, cumulative effect of a change in accounting principle, intangible asset amortization and impairment charges, non-cash compensation expense, cumulative effect of foreign currency translations, and gains or losses from discontinued operations. As of September 30, 2014, we were in compliance with all financial covenants.

The remaining annual maturities under the senior secured term loan for the next five fiscal years and thereafter are:

(in thousands)
Year Ending December 31,
2014 (October 1 – December 31)	$750
2015	3,000
2016	3,000
2017	3,000
2018 and Thereafter	287,250
Total	$297,000

Capital Leases

We lease certain equipment under capital leases that generally require monthly payments with final maturity dates during various periods through 2019.  As of September 30, 2014, our capital lease obligations had a weighted-average interest rate of approximately 4.3%.

Note Payable

During 2011 we entered into a note payable related to a software license agreement that bears interest of approximately 2.1% and is payable quarterly through the fourth quarter of 2014.

Acquisition-related Liabilities

Amounts recorded in connection with acquisition-related liabilities as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Minus 10 deferred acquisition price
Current portion	$43	$—

Minus 10 contingent consideration
Long-term portion	1,050	—

De Novo contingent consideration
Current portion	—	2,580
Total acquisition-related liabilities	$1,093	$2,580

Jupiter eSources LLC

In October 2010, the Company acquired Jupiter eSources LLC (“Jupiter eSources”).  In connection with the acquisition, contingent consideration was payable to the Jupiter eSources sellers based on revenue thresholds as defined in the purchase agreement.  The undiscounted amount of all potential future payments that could be required under the Jupiter eSources contingent consideration is between $0 and $10.0 million over the remaining measurement period through December 2014.

Based on our assessments of projected revenue over the remainder of the measurement period, we determined that it is not likely that any contingent consideration for Jupiter eSources will be realized and as such there was no liability recorded related to this contingent consideration as of September 30, 2014 or December 31, 2013.

De Novo Legal LLC

In December 2011, the Company acquired De Novo Legal LLC and its affiliated companies (“De Novo Legal”).  In connection with the acquisition, contingent consideration was payable to the De Novo sellers based on revenue-related thresholds related to our Technology segment (the “Performance Measure”) for the January 1, 2013 to December 31, 2013 measurement period (the “Earn-out period”).  Therefore, in the first quarter of 2014, we provided an earn-out statement and paid the sellers $3.5 million as a result of the Company’s calculation of the Performance Measure for the earn-out period.  The sellers disputed the Company’s calculation of the earn-out amount and alleged that the Performance Measure was higher, thereby triggering the next tier of contingent consideration.  The Company and the sellers participated in the agreed dispute resolution process as specified under the acquisition agreement and in April 2014 agreed to settle this matter for a cash payment to the sellers of $1.5 million which was paid to the sellers in April 2014.  As a result, we recorded a total adjustment of $1.5 million to the contingent consideration obligation as of March 31, 2014, of which $1.1 million is included in “Fair value adjustment to contingent consideration” and $0.4 million is included in “Selling, general and administrative expense” in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2014.  There are no further payments remaining under the contingent consideration obligation with respect to De Novo Legal.

Minus 10

In connection with the April 2014 acquisition of Minus 10 we withheld approximately $43,000 of the purchase price as security for potential indemnification claims payable approximately 14 months following the closing date of the acquisition. Also, in connection with the acquisition of Minus 10, we incurred an obligation to pay certain contingent consideration which may be payable to the sellers based on future levels of qualifying profit and other measures as defined in the purchase agreement.  This contingent consideration opportunity for the sellers would be payable, if earned, over seven discrete measurement periods through December 31, 2020.  The Minus 10 contingent consideration obligation has been measured and recognized at a fair value of approximately $1.1 million as of September 30, 2014 which is included in “Long-term obligations” on the Condensed Consolidated Balance Sheets.  A discount rate of 25.0% was applied to the contingent consideration liability which is reflective of the inherent risk attributable to this new product line given its status as an early-stage venture.  Subsequent fair value changes, measured quarterly, up to the ultimate amount paid, will be recognized in earnings.   See Note 7 of our Notes to Condensed Consolidated Financial Statements for further discussion of the Minus 10 acquisition.

NOTE 4:   NET INCOME PER SHARE

Basic net income per share is computed on the basis of weighted average outstanding common shares.

On June 11, 2014, our shareholders approved the Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”), which was effective January 1, 2014.  One of the amendments included in the 2004 Plan is to specify that dividends are no longer payable on nonvested share awards during the vesting period.  Such dividends declared during the vesting period will be accrued and are payable only if and when the nonvested share awards vest.   As a result of this amendment, nonvested share awards (also referred to as restricted stock awards) issued by the Company are no longer considered to be participating securities because they do not have non-forfeitable rights to dividends. Accordingly, basic and diluted net income per share are calculated using the treasury stock method which does not require the allocation of net income to nonvested shares.

Diluted net income per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect, if any, of outstanding stock options.  For the nine months ended September 30, 2014, we did not include the effect of stock options and non-vested shares in the calculation of diluted loss per share because the effect would have been anti-dilutive due to the net loss reported for the period.  For the nine months ended September 30, 2014, approximately 0.5 million shares related to outstanding options or nonvested shares that otherwise would have been included in the diluted earnings per share calculation were not included because they would have been anti-dilutive due to the net loss for the period.  For the three and nine months ended September 30, 2014, weighted-average outstanding stock options totaling approximately 1.2 million and 1.8 million, respectively, were anti-dilutive due to price and therefore not included in the computation of diluted net income per share.  For the three and nine months ended September 30, 2013, weighted-average outstanding stock options totaling approximately 2.3 million and 2.4 million, respectively, were anti-dilutive and therefore not included in the computation of diluted net income per share.

The computation of basic and diluted net income per share for the three and nine months ended September 30, 2014 is as follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Loss (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)

Basic net income (loss) per share	$5,010	35,780	$0.14	$(707)	35,339	$(0.02)

Effect of dilutive securities:
Stock options		366			—
Nonvested shares		142			—

Diluted net income (loss) per share	$5,010	36,288	$0.14	$(707)	35,339	$(0.02)

The computation of basic and diluted net income per share for the three and nine months ended September 30, 2013 is as follows:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Common Shares Outstanding (Denominator)	Per Share Amount
	(in thousands, except per share data)

Net income	$4,235			$11,014
Less: amounts allocated to nonvested shares	(43)			(111)

Basic net income available to common stockholders	4,192	35,684	$0.12	10,903	35,738	$0.31

Effect of dilutive securities:
Stock options	—	813		—	896
Add back: amounts allocated to nonvested shares	43	—		111	—
Less: amounts re-allocated to nonvested shares	(43)	—		(111)	—
Diluted net income available to common stockholders	$4,192	36,497	$0.11	$10,903	36,634	$0.30

NOTE 5:   SHARE-BASED COMPENSATION

The fair value of the share-based awards is measured at grant date and the resulting compensation expense is recognized on a straight-line basis over the requisite service period. The following table presents share-based compensation expense, which is a non-cash charge, included in the below noted captions within the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Direct cost of services	$19	$20	$66	$640
Selling, general and administrative	684	1,312	4,913	5,056
Share-based compensation expense	703	1,332	4,979	5,696
Income tax benefit	(304)	(575)	(2,154)	(2,216)
Total share-based compensation expense, net of tax	$399	$757	$2,825	$3,480

We grant stock options, stock appreciation rights, and restricted stock awards under the 2004 Plan which allows for the issuance of up to 7,500,000 shares.  We settle stock option exercises and the vesting of restricted stock awards with newly issued authorized shares or the reissuance of treasury stock. Awards granted under the 2004 Plan that expire, terminate or are forfeited are then available for reissuance as future awards. At September 30, 2014, there were approximately 1.2 million shares available for future grants under the 2004 Plan.

During the nine months ended September 30, 2014, we granted 861,799 restricted stock awards at a weighted-average grant date price of $14.80 per share of which 450,000 shares granted can only vest upon certification by the compensation committee of the Company’s board of directors (the “Board”) of the achievement of certain Company financial performance criteria for the calendar year ending December 31, 2014 (the “2014 Performance-Based Share Award”).  During the nine months ended September 30, 2014, 225,000 shares of the 2014 Performance-Based Share Awards were forfeited by two former executives in conjunction with their resignation from the Company in March 2014 and June 2014, respectively.  The Company did not recognize any expense during the nine months ended September 30, 2014 for these forfeited awards.  As of September 30, 2014, we have assessed the likelihood that the performance condition related to the remaining 225,000 shares of the 2014 Performance-Based Share Award will be met and accordingly have recorded the related expense based on the estimated outcome.

Also granted during the nine months of 2014 were 62,069 shares which vested in April 2014 upon the achievement of financial performance criteria.  An additional 219,730 shares were granted in connection with the achievement of certain financial performance criteria for the year 2013 for executive performance-based annual incentive compensation awards, which vested upon issuance and the related expense was recognized in the Consolidated Statements of Income for the year ended December 31, 2013.  In connection with the appointment of an executive officer, 100,000 shares were granted, of which 25,000 shares vested upon issuance and the remaining 75,000 shares vest over three years. The remaining 30,000 restricted stock awards will vest one year from the grant date.

Included in share-based compensation expense for the three and nine months ended September 30, 2014 is a reversal of previously recorded expense of $0.8 million and expense of $0.1 million, respectively, recognized with respect to executive annual incentive compensation awards based on management’s assessment of the likelihood that the performance conditions related to certain of these awards would be met.  Based on the assessment of estimated outcomes, we have not accrued expense for such performance-based awards as of September 30, 2014.

During the nine months ended September 30, 2014 we granted 77,500 stock options with a weighted-average exercise price of $13.39 per share which vest over five years.

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

As of September 30, 2014 there was $4.0 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based awards, which will be recognized over a weighted-average period of approximately three years.

NOTE 6:   INCOME TAXES

The jurisdictions where we generate income (or loss) before income taxes have a significant effect on our effective tax rate. For 2014, we are projecting that we will incur a pre-tax loss in the U.S. and pre-tax income in our primary foreign jurisdictions. We estimate that our income (or loss) earned in the United States will be subject to an approximate 42% combined statutory federal and state tax rate. Our foreign-sourced income (or loss), which is earned primarily in the United Kingdom, will be subject to a statutory rate of approximately 22%. While we compute interim period tax expense (or benefit) related to income (or loss) before income taxes based on a projected worldwide estimated annual effective tax rate for the entire year, the table below illustrates the amount of tax allocable between jurisdictions for the nine month periods ended September 30, 2014 and 2013.

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	United States	Foreign	Total	United States	Foreign	Total
	(in thousands)
Income (loss) before income taxes	$(17,557)	$12,886	$(4,671)	13,019	$3,561	$16,580
Provision for (benefit from) income taxes	(6,742)	2,778	(3,964)	4,489	1,077	5,566
Net income (loss)	$(10,815)	$10,108	$(707)	$8,530	$2,484	$11,014

Summary effective tax rate	38.40%	21.56%	84.86%	34.48%	30.24%	33.57%

The utilization of a significantly higher tax rate in computing the tax benefit on the projected U.S. losses than the tax rate used in computing the tax expense on the projected foreign income results in an overall estimated annual effective tax rate that is not customary. After taking into account changes in actual income (loss) generated in each jurisdiction for the nine months ended September 30, 2014 and our forecast of operations for the remainder of 2014, we calculated our expected estimated annual effective tax rate for 2014 and recorded a corresponding tax (benefit) for the three months ended September 30, 2014. The tax benefit recognized resulted from recording the year to date provision based on the estimated annual effective tax rate and the year-to-date net ordinary loss.

We have sufficient U.S. federal taxable income in 2013 and 2012 that can be offset by federal net operating loss carry backs and have recognized tax benefits accordingly. In addition, we have certain state net operating losses that can be carried back or carried forward and have recorded a corresponding state tax benefit.

During the three months ended September 30, 2014, lapses in the statute of limitations for certain federal and state returns resulted in recognition of $0.4 million of net unrecognized tax benefits of which $0.4 million had an impact on our effective tax rate.   It is reasonably possible that approximately $0.5 million of unrecognized tax benefits will be recognized in the next twelve months due to the lapses of federal and state statutes of limitation and $0.5 million will have an impact on our effective tax rate.

During the three months ended September 30, 2014, we also concluded our 2010 - 2011 New York City and 2009 - 2011 New York State income tax audits resulting in immaterial settlement payments.

NOTE 7:       ACQUISITIONS

Minus — 10 Software, LLC (“Minus 10”)

On April 1, 2014, we completed the acquisition of Minus 10, a company that develops and maintains software products and provides related services to its customers with respect to web-enabled bankruptcy preparation and case management and expanded our Chapter 11 restructuring service offerings.  Minus 10 is included in our Bankruptcy and Settlement Administration segment.

The preliminary purchase price of Minus 10 was comprised of the following:

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

The fair value of the contingent consideration was determined by a present value calculation of the potential payouts based on financial projections over the earn-out period. Subsequent changes in fair value, which will be measured quarterly, will be recognized in earnings.  We recognized fair value of approximately $1.1 million of the contingent consideration in “Long-term obligations” on the Condensed Consolidated Balance Sheet at September 30, 2014.

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

We allocated approximately $1.1 million of the purchase price to acquired technology which is included in “Intangible assets” on the Condensed Consolidated Balance Sheets as of September 30, 2014. This intangible asset will be amortized on a straight-line basis over an amortization period of 10 years.  The entire balances of goodwill and acquired technology related to this acquisition are amortizable for tax purposes.

For the nine months ended September 30, 2014, our consolidated results of operations, since our acquisition of Minus 10 on April 1, 2014, included immaterial results of operations and operating revenue related to the Minus 10 legal entity.  These amounts are not necessarily reflective of the actual impact of the Minus 10 acquisition due to post-acquisition integration with our legal entities.

NOTE 8:   SEGMENT REPORTING

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

Following is a summary of segment information for the three months ended September 30, 2014.

	Three Months Ended September 30, 2014
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$69,139	$34,816	$—	$103,955
Intersegment revenues	187	—	(187)	—

Operating revenues including intersegment revenue	69,326	34,816	(187)	103,955
Reimbursable expenses	205	6,846	—	7,051
Total revenues	69,531	41,662	(187)	111,006

Direct costs, selling, general and administrative costs	49,044	28,987	(187)	77,844
Segment performance measure	$20,487	$12,675	$—	$33,162

Segment performance measure as a percentage of segment operating revenue	29.6%	36.4%	—	31.9%

Following is a summary of segment information for the three months ended September 30, 2013.

	Three Months Ended September 30, 2013
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$75,624	$34,213	$—	$109,837
Intersegment revenues	154	—	(154)	—

Operating revenues including intersegment revenue	75,778	34,213	(154)	109,837
Reimbursable expenses	676	5,171	—	5,847
Total revenues	76,454	39,384	(154)	115,684

Direct costs, selling, general and administrative costs	50,857	28,589	(154)	79,292
Segment performance measure	$25,597	$10,795	$—	$36,392

Segment performance measure as a percentage of segment operating revenue	33.8%	31.6%	—	33.1%

Following is a reconciliation of our segment performance measure to income before income taxes.

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Segment performance measure	$33,162	$36,392
Unallocated corporate expenses	(11,805)	(12,222)
Share-based compensation expense	(703)	(1,332)
Depreciation and software and leasehold amortization	(9,693)	(8,192)
Amortization of intangible assets	(3,184)	(4,761)
Gain (loss) on disposition of property and equipment	175	(7)
Other operating (expense) income	(390)	855
Income from operations	7,562	10,733
Interest expense, net	(3,941)	(4,099)
Income before income taxes	$3,621	$6,634

Following is a summary of segment information for the nine months ended September 30, 2014.

	Nine Months Ended September 30, 2014
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$228,831	$106,795	$—	$335,626
Intersegment revenues	625	—	(625)	—

Operating revenues including intersegment revenue	229,456	106,795	(625)	335,626
Reimbursable expenses	2,162	21,545	—	23,707
Total revenues	231,618	128,340	(625)	359,333

Direct costs, selling, general and administrative costs	168,296	89,811	(625)	257,482
Segment performance measure	$63,322	$38,529	$—	$101,851

Segment performance measure as a percentage of segment operating revenue	27.7%	36.1%	—	30.3%

Following is a summary of segment information for the nine months ended September 30, 2013.

	Nine Months Ended September 30, 2013
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Revenues:
Operating revenues	$200,537	$117,184	$—	$317,721
Intersegment revenues	237	—	(237)	—

Operating revenues including intersegment revenue	200,774	117,184	(237)	317,721
Reimbursable expenses	1,498	33,427	—	34,925
Total revenues	202,272	150,611	(237)	352,646

Direct costs, selling, general and administrative costs	138,523	114,294	(237)	252,580
Segment performance measure	$63,749	$36,317	$—	$100,066

Segment performance measure as a percentage of segment operating revenue	31.8%	31.0%	—	31.5%

Following is a reconciliation of our segment performance measure to income (loss) before income taxes.

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Segment performance measure	$101,851	$100,066
Unallocated corporate expenses	(49,834)	(33,545)
Share-based compensation expense	(4,979)	(5,696)
Depreciation and software and leasehold amortization	(27,648)	(22,582)
Amortization of intangible assets	(9,470)	(14,463)
Fair value adjustment to contingent consideration	(1,142)	—
Loss on disposition of property and equipment	(176)	(29)
Other operating (expense) income	(616)	759
Income from operations	7,986	24,510
Interest expense, net	(12,657)	(7,930)
Income (loss) before income taxes	$(4,671)	$16,580

Following are total assets by segment.

	September 30, 2014	December 31, 2013
	(in thousands)
Assets
Technology	$348,570	$369,135
Bankruptcy and Settlement Administration	280,069	281,073
Unallocated corporate	86,537	97,573
Total consolidated assets	$715,176	$747,781

NOTE 9:    FAIR VALUE MEASUREMENTS

Accounting standards establish a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are listed below.

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than those included in Level 1, such as quoted market prices for similar assets and liabilities in active markets or quoted prices for identical assets in inactive markets.

Level 3 – Unobservable inputs reflecting our own assumptions and best estimate of what inputs market participants would use in pricing an asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value and estimated fair value of our cash equivalents, which consist of short-term money market funds, are classified as Level 1. There have been no transfers between Level 1 and Level 2 during the nine months ended September 30, 2014.  In connection with the acquisition of Minus 10 we established a liability related to potential contingent consideration that is considered to be a Level 3 liability.  This liability was valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value.  Such unobservable inputs include financial forecasts prepared by management which include estimates of future cash flows, projected profit and loss information, and discount rates.

The fair values of our derivative financial instruments have been categorized as Level 2 due to the fact that the forward and spot curves for one-month LIBOR, an active market, are observable for the full term of the respective derivative contracts.

The fair value of the interest rate swap was estimated using the income model and market based models.  The fair value of the interest rate cap agreement was estimated using the Black pricing model.

For fair value measurements categorized within Level 3 of the fair value hierarchy, our accounting and finance management, who report to executive management, determine our valuation policies and procedures. The development and determination of unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance management and are approved by the principal financial officer. Fair value calculations are generally prepared with the assistance of third-party valuation experts who rely on discussions with management in addition to the use of management’s assumptions and estimates as they relate to the assets or liabilities in Level 3. Such assumptions and estimates include such inputs as estimates of future cash flows, projected profit and loss information, discount rates, and assumptions as they relate to future pertinent events. Through regular interaction with the third-party valuation experts, finance and accounting management determine that the valuation techniques used and inputs and outputs of the models reflect the requirements of accounting standards as they relate to fair value measurements. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. As of September 30, 2014 our assets or liabilities that were measured and recorded at estimated fair value on a recurring basis are as follows:

		Estimated Fair Value Measurements
Items Measured at Fair Value on a Recurring	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Basis	Value	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
September 30, 2014:
Assets:
Interest rate cap	$1	$—	$1	$—

Liabilities:
Interest rate swap	$1,255	$—	$1,255	$—

Acquisition-related liability	$1,050	$—	$—	$1,050

December 31, 2013:
Assets:
Interest rate cap	$27	$—	$27	$—

Fair Value of Financial Assets and Liabilities

As of September 30, 2014 and December 31, 2013, the carrying value of our trade accounts receivable, accounts payable, certain other liabilities, deferred acquisition price liabilities and capital leases approximated fair value. The amounts outstanding under our Credit Agreement as of September 30, 2014 and December 31, 2013, approximated fair value due to the borrowing rates currently available to us for debt with similar terms and are classified as Level 2. The fair value of the amount outstanding under our Credit Agreement as of December 31, 2013 of $299.3 million was previously disclosed as $302.3 million.

The estimated fair values of the Company’s option based derivative instruments as described in Note 3 to the Condensed Consolidated Financial Statements were determined via the Black option pricing model, which utilizes certain observable inputs including the forward and spot curves for the underlying 1 month LIBOR and the estimated volatility for the 1 month LIBOR over the remaining terms of the agreements.   The estimated fair value of the Company’s interest rate swap, a derivative financial instrument, was determined via the income and market approaches utilizing certain observable inputs including the forward and spot curves for the underlying 1 month LIBOR over the remaining term of the agreement.  Based on these characteristics these derivative instruments are classified as level 2.  The fair values of the derivative instruments are subject to material changes based upon changes in the forward curve for 1 month LIBOR and the volatility thereof.

The following table represents the change in the acquisition-related contingent consideration obligation during the three and six months ended September 30, 2014 (there was no activity in Level 3 during the three months ended March 31, 2014):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)

Beginning balance March 31, 2014	$—
Increase in fair value related to Minus 10 acquisition	933
Increase in fair value related to accretion of obligation	59
Balance June 30, 2014	992
Increase in fair value related to accretion of obligation	64
Payments	(6)
Ending balance September 30, 2014	$1,050

The carrying value of the Minus 10 contingent consideration was based on management’s estimate of projected profit and loss over the measurement period and an applied discount rate of 25% which is reflective of the inherent risk attributable to this new product line given its status as an early-stage venture.  Subsequent fair value changes, measured quarterly, up to the ultimate amount paid, will be recognized in earnings.   For the three and nine months ended September 30, 2014, accreted interest expense related to the contingent consideration liability was $0.1 million which is included in “Interest expense” on the Condensed Consolidated Income Statements.

NOTE 10:   EQUITY

Share Repurchases

On November 6, 2013, our Board approved and authorized the repurchase, on or prior to December 31, 2015, of our outstanding shares of common stock up to an aggregate of $35.0 million (the “2014 Share Repurchase Program”). There were no repurchases of shares under the 2014 Share Repurchase Program during the nine months ended September 30, 2014.  During the nine months ended September 30, 2013 under our prior share repurchase program, which expired on December 31, 2013, we repurchased 1,132,040 shares at an average cost of $12.62 per share.

We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options.  During the three months ended September 30, 2014 and 2013, we repurchased 24,357 shares and 60,198 shares, respectively, for approximately $0.4 million and $0.8 million, respectively, to satisfy such employee tax withholding obligations.  During the nine months ended September 30, 2014 and 2013, we repurchased 276,032 shares and 332,027 shares, respectively, for approximately $4.0 million and $4.3 million, respectively, to satisfy employee tax withholding obligations as described above.

Cash Dividends

Cash dividends declared by the Board during 2014 are as follows:

Date Declared	Amount per Outstanding Share of Common Stock	Record Date	Payment Date

September 30, 2014	$0.09	November 26, 2014	December 11, 2014
June 11, 2014	$0.09	August 1, 2014	September 9, 2014
March 6, 2014	$0.09	May 1, 2014	June 3, 2014

Dividends payable were approximately $3.3 million and $3.1 million at September 30, 2014 and December 31, 2013, respectively.

Shareholder Rights Agreement and Rights Dividend

On September 18, 2014, we entered into a Rights Agreement (the “Rights Agreement”) pursuant to which the Board declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock of the Company.  The dividend was paid on September 29, 2014 to holders of record as of the close of business on that date.  The Rights will initially trade with, and will be inseparable from, the common stock.  Each Right will allow its holder to receive from the Company one one-thousandth of a preferred share for $40.00 (or, in certain circumstances, alternative consideration which may include cash, property or other securities of the Company), subject to adjustment in accordance with the terms of the Rights Agreement, once the Rights become exercisable. This fraction of a preferred share will give the shareholder approximately the same dividend, voting, and liquidation rights as would one common share.

Subject to certain exceptions, the Rights will separate from the common stock and become exercisable at the earlier to occur of the following dates (or such later date as the Board may determine under certain circumstances): (i) the tenth business day after the date of a public announcement, or public announcement of facts indicating, that a person or group has become a beneficial owner of 10% or more of the Company’s outstanding common stock; or (ii) the tenth business day after the date that any person or group commences or announces an intention to commence a tender or exchange offer that, if consummated, would result in that person or group becoming beneficial owner of 10% or more of the Company’s outstanding common stock.  The Rights will expire on May 15, 2015, unless earlier redeemed or terminated by the Company as provided in the Rights Agreement.  The Board may redeem the Rights for $0.001 per Right at any time prior to such time as any person or group triggers the Rights.  The Rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

NOTE 11:             LEGAL PROCEEDINGS

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements include, but are not limited to any projection or expectation of earnings, revenue or other financial items; the plans, strategies and objectives of management for future operations; factors that may affect our operating results; new products or services; the demand for our products and services; our ability to consummate acquisitions and successfully integrate them into our operations; future capital expenditures; effects of current or future economic conditions or performance; industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  These forward-looking statements are based on our current expectations.  In this Quarterly Report on Form 10-Q, we make statements that plan for or anticipate the future.  Many of these statements are found in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “goal,” “objective,” “seeks,” and “potential” and variations of these words and similar expressions or negatives of these words.  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a “safe harbor” for forward-looking statements.  Because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  These factors include (1) failure to keep pace with technological changes and significant changes in the competitive environment, (2) risks associated with cyber-attacks, interruptions or delays in services at data centers, (3) risks of errors or failures of software or services, (4) interruptions or delays in service at data centers we utilize for delivery of our services, (5) undetected errors in, and failure of operation of, software products releases, (6) our reliance on third-party hardware and software, (7) failure of our financial, operating and information systems to operate as intended, (8) our inability to attract, develop and retain executives and other qualified employees, (9) risks associated with the integration of acquisitions into our existing business operations, (10) risks associated with our international operations, (11) lack of protection of our intellectual property through patents and formal copyright registration, (12) risks of litigation against us for infringement of proprietary rights, (13) material changes in the number of bankruptcy filings, class action filings or mass tort actions each year, or changes in government legislation or court rules affecting these filings, (14) any material non-cash write-downs based on impairment of our goodwill, (15) fluctuations in our quarterly results that could cause fluctuations in the market price of our common stock, (16) our inability to maintain compliance with debt covenant ratios, (17) risks associated with indebtedness and interest rate fluctuations, (18) risks associated with provisions of our articles of incorporation that prevent a takeover of the Company, (19) overall strength and stability of general economic conditions, both in the United States and in the global markets, (20) the difficulties a third party may have in acquiring our company due to our shareholder rights plan, (21) the impact of our current review process of strategic alternatives, and (22) other risks detailed from time to time in our SEC filings, including the 2013 Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. In addition, there may be other factors not included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements contained herein to reflect future events or developments, except as required by law.

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q in addition to the 2013 Form 10-K.

Overview

Epiq is a leading global provider of integrated technology solutions for the legal profession.  We combine proprietary software, deep subject matter expertise, highly responsive customer service delivery and a global infrastructure to assist our customers with the technology requirements for complex matters.   We offer these capabilities across a variety of practice areas including bankruptcy, litigation, class action, antitrust, investigations and regulatory compliance.

Our two reportable segments are our Technology segment (“Technology”) and our Bankruptcy and Settlement Administration segment (“Bankruptcy and Settlement Administration”).

Technology provides eDiscovery managed services and technology solutions comprised of consulting, collections and forensics, processing, search and review, production of documents and document review services to companies and law firms.

Bankruptcy and Settlement Administration provides managed services and technology solutions that address the needs of our customers with respect to litigation, claims and project administration, compliance matters, controlled disbursements, corporate restructuring, bankruptcy and class action proceedings.

Investing in proprietary software development maximizes our competitiveness in the marketplace and distinguishes us from our competitors.  Beyond our proprietary software we also incorporate various licensed third-party software products in our solution set allowing us to expand our solutions.

Network infrastructure is an essential component of our technology strategy because most of our software is utilized by our customers within a hosted environment and because we manage a high volume of client data. A single large client engagement may entail over 100 million documents or 100 terabytes of information and may include complex structured data (i.e., databases) and unstructured data (e.g., email archives).  We operate eDiscovery data centers in the United States, Canada, United Kingdom, Hong Kong, Shanghai and Japan.  Our data centers provide reliable, secure access to our software environments and to customer databases.  Information security is of paramount importance in any managed technology business, and Epiq incorporates best practices designed to protect sensitive customer data.

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

•                  the balance of assets placed with our designated financial institutions by bankruptcy trustees with respect to the deposit-based fees we earn; and

•                  the geographic locations of our clients or locations where services are rendered.

Results of Operations for the Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations. Also see our discussion of segment results in the “Results of Operations by Segment” section below.

	Three Months Ended September 30,		$ Change Increase /
Amounts in thousands	2014	2013	(Decrease)	% Change
Operating revenue	$103,955	$109,837	$(5,882)	-5%
Reimbursable expenses	7,051	5,847	1,204	21%
Total Revenue	111,006	115,684	(4,678)	-4%

Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	48,193	52,126	(3,933)	-8%
Reimbursed direct costs	6,827	5,565	1,262	23%
Selling, general and administrative expense	35,332	35,155	177	1%
Depreciation and software and leasehold amortization	9,693	8,192	1,501	18%
Amortization of identifiable intangible assets	3,184	4,761	(1,577)	-33%
(Gain) Loss on disposition of property and equipment	(175)	7	(182)	n/m
Other operating expense (income)	390	(855)	1,245	-146%
Total Operating Expense	103,444	104,951	(1,507)	-1%

Income (Loss) From Operations	7,562	10,733	(3,171)	-30%

Interest Expense (Income)
Interest expense	3,945	4,101	(156)	-4%
Interest income	(4)	(2)	(2)	100%
Net Interest Expense	3,941	4,099	(158)	-4%

Income (Loss) Before Income Taxes	3,621	6,634	(3,013)	-45%

Provision (Benefit) for Income Taxes	(1,389)	2,399	(3,788)	-158%

Net Income (Loss)	$5,010	$4,235	$775	18%

n/m – not meaningful

Revenue

For the three months ended September 30, 2014, Operating revenue decreased $5.9 million, or 5%, to $104.0 million from $109.8 million during the three months ended September 30, 2013. The decrease was driven by a $6.5 million decrease in the Technology segment and a $0.6 million increase in operating revenues for the Bankruptcy and Settlement Administration segment.  Refer to the subsequent Results of Operations by Segment for additional information.

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

Operating Expense

For the three months ended September 30, 2014, Direct cost of operating revenue, exclusive of depreciation and amortization expense, decreased $3.9 million, or 8%, to $48.2 million from $52.1 million during the three months ended September 30,

2013. The decreased costs reflect the reduction in and the mix of operating revenue and includes a $2.0 million decrease in direct production costs and a $1.7 million decrease in direct compensation costs, primarily in our Technology segment.

For the three months ended September 30, 2014, Reimbursed direct costs increased $1.3 million, or 23%, to $6.8 million from $5.6 million during the three months ended September 30, 2013. The increase corresponds to the increase in Reimbursable expenses.

For the three months ended September 30, 2014, Depreciation and software and leasehold amortization expense increased $1.5 million, or 18%, to $9.7 million from $8.2 million during the three months ended September 30, 2013, as a result of increased depreciation on equipment and software related to segment investments.

For the three months ended September 30, 2014, Amortization of identifiable intangible assets decreased $1.6 million, or 33%, to $3.2 million from $4.8 million during the three months ended September 30, 2013. This decrease reflects certain of our intangible assets being amortized on an accelerated amortization method which are at lower amortization stages of the estimated useful lives of the intangible assets.

Income Taxes

Our effective tax rate for the three months ended September 30, 2014 was negative 38.4% compared to 36.2% for the comparable period in the prior year. Our 2014 tax benefit for the quarter is higher and our 2013 tax expense is lower than the U.S. statutory rate primarily because of the relative mix of income generated in international jurisdictions compared to the pre-tax loss in the U.S. See Note 6 to the Condensed Consolidated Financial Statements for further details relating to our mix of foreign and U.S. domestic income (or loss) and corresponding income tax provisions.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 8 of our Notes to Condensed Consolidated Financial Statements. The table below presents operating revenue, direct and administrative expenses (including reimbursed expenses) and segment performance measure for each of our reportable segments and a reconciliation of the segment performance measure to consolidated income before income taxes.

	Three Months Ended September 30,		$ Change Increase /
Amounts in thousands	2014	2013	(Decrease)	% Change
Operating revenue
Technology	$69,139	$75,624	$(6,485)	-9%
Bankruptcy and Settlement Administration	34,816	34,213	603	2%
Total operating revenue	$103,955	$109,837	$(5,882)	-5%

Reimbursable expenses
Technology	$205	$676	$(471)	-70%
Bankruptcy and Settlement Administration	6,846	5,171	1,675	32%
Total reimbursable expenses	$7,051	$5,847	$1,204	21%

Direct costs, selling, general and administrative expenses
Technology	$49,044	$50,857	$(1,813)	-4%
Bankruptcy and Settlement Administration	28,987	28,589	398	1%
Intercompany eliminations	(187)	(154)	(33)	21%
Total direct costs, selling, general and administrative expenses	$77,844	$79,292	$(1,448)	-2%

Segment performance measure
Technology	$20,487	$25,597	$(5,110)	-20%
Bankruptcy and Settlement Administration	12,675	10,795	1,880	17%
Total segment performance measure	$33,162	$36,392	$(3,230)	-9%

Segment performance measure	$33,162	$36,392	$(3,230)	-9%
Unallocated corporate expenses	(11,805)	(12,222)	417	-3%
Share-based compensation expense	(703)	(1,332)	629	-47%
Depreciation and software and leasehold amortization	(9,693)	(8,192)	(1,501)	18%
Amortization of intangible assets	(3,184)	(4,761)	1,577	-33%
Gain (loss) on disposition of property and equipment	175	(7)	182	n/m
Other operating (expense) income	(390)	855	(1,245)	-146%
Income from operations	7,562	10,733	(3,171)	-30%
Interest expense, net	(3,941)	(4,099)	158	-4%
Income (loss) before income taxes	$3,621	$6,634	$(3,013)	-45%

n/m — not meaningful

Technology Segment

For the three months ended September 30, 2014, Operating revenue decreased $6.5 million, or 9%, to $69.1 million from $75.6 million during the three months ended September 30, 2013. The decrease resulted primarily from a reduction in North America eDiscovery engagements as compared to the third quarter of 2013, primarily as a result of a few large projects that began in 2013 that are coming to a close in 2014. Our eDiscovery businesses in Europe and Asia showed continued combined growth with a 35% increase in operating revenue over the prior year third quarter.  Our eDiscovery business in North America decreased 18% when comparing the same periods.

For the three months ended September 30, 2014, Direct costs, selling, general and administrative expenses decreased $1.8 million, or 4%, to $49.0 million from $50.9 million during the three months ended September 30, 2013. This included a $5.2 million decrease in compensation related costs of which a decrease of $6.1 million was related to compensation paid to project-based attorneys for document review services. This direct cost of service varies directly with the amount of document review services revenue. The decrease is offset by a $1.0 million increase in production costs and a $0.9 million increase in information technology-related costs that are partially related to the recent data center consolidation.

Bankruptcy and Settlement Administration Segment

For the three months ended September 30, 2014, Operating revenue increased $0.6 million, or 2%, to $34.8 million from $34.2 million during the three months ended September 30, 2013. The growth rate reflects the lower level of bankruptcy filings during the current cycle within the industry. We expect the current cycle to continue through the remainder of 2014. Settlement administration continues to be dependent on the timing and size of contracts awarded.

For the three months ended September 30, 2014, Direct costs, selling, general and administrative expenses increased $0.4 million, or 1%, to $29.0 million from $28.6 million during the three months ended September 30, 2013. This included compensation expenses that increased by $1.2 million and this increase was offset by a decrease of $1.2 million in direct production costs.

Results of Operations for the Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations. Also see our discussion of segment results in the “Results of Operations by Segment” section below.

	Nine Months Ended September 30,		$ Change Increase /
Amounts in thousands	2014	2013	(Decrease)	% Change
Operating revenue	$335,626	$317,721	$17,905	6%
Reimbursable expenses	23,707	34,925	(11,218)	-32%
Total Revenue	359,333	352,646	6,687	2%

Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	163,361	154,150	9,211	6%
Reimbursed direct costs	23,064	33,179	(10,115)	-30%
Selling, general and administrative expense	125,870	104,492	21,378	20%
Depreciation and software and leasehold amortization	27,648	22,582	5,066	22%
Amortization of identifiable intangible assets	9,470	14,463	(4,993)	-35%
Fair value adjustment to contingent consideration	1,142	—	1,142	n/m
Loss on disposition of property and equipment	176	29	147	n/m
Other operating expense (income)	616	(759)	1,375	-181%
Total Operating Expense	351,347	328,136	23,211	7%

Income From Operations	7,986	24,510	(16,524)	-67%

Interest Expense (Income)
Interest expense	12,674	7,944	4,730	60%
Interest income	(17)	(14)	(3)	21%
Net Interest Expense	12,657	7,930	4,727	60%

Income (Loss) Before Income Taxes	(4,671)	16,580	(21,251)	-128%

Provision (Benefit) for Income Taxes	(3,964)	5,566	(9,530)	-171%

Net Income (Loss)	$(707)	$11,014	$(11,721)	-106%

n/m – not meaningful

Revenue

For the nine months ended September 30, 2014, operating revenue increased $17.9 million, or 6%, to $335.6 million from $317.7 million during the nine months ended September 30, 2013. The increase was driven by a $28.3 million increase in the Technology segment, offset by a $10.4 million decrease in operating revenues for the Bankruptcy and Settlement Administration segment. Refer to the subsequent Results of Operations by Segment for additional information.

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

Operating Expense

For the nine months ended September 30, 2014, Direct cost of operating revenue, exclusive of depreciation and amortization expense, increased $9.2 million, or 6%, to $163.4 million from $154.2 million during the nine months ended September 30, 2013. The increase was primarily the result of the increase in and the mix of operating revenue and includes a $23.7 million increase in direct compensation costs primarily in support of the continued revenue growth in our Technology segment. This increase was partially offset by a $9.6 million decrease in costs for legal notification and advertising services and a $3.6 million decrease in other production costs.

For the nine months ended September 30, 2014, Reimbursed direct costs decreased $10.1 million, or 30%, to $23.1 million from $33.2 million during the nine months ended September 30, 2013. The decrease corresponds to the decline in Reimbursable expenses revenue.

For the nine months ended September 30, 2014, Selling, general and administrative expense increased $21.4 million, or 20%, to $125.9 million from $104.5 million during the nine months ended September 30, 2013. This included an increase of $14.2 million in compensation expense which includes $10.3 million in post-employment benefits related to executive resignation agreements. It also included an increase of $4.7 million in office-related expenses such as lease expense, maintenance, utilities and supplies and an increase of $2.0 million in outside professional services.

For the nine months ended September 30, 2014, Depreciation and software and leasehold amortization increased $5.1 million, or 22%, to $27.6 million from $22.6 million during the nine months ended September 30, 2013, as a result of increased depreciation on equipment and software related to segment investments.

For the nine months ended September 30, 2014, Amortization of identifiable intangible assets decreased $5.0 million, or 35%, to $9.5 million from $14.5 million during the nine months ended September 30, 2013. The decrease was the result of applying an accelerated amortization method to certain of our intangible assets, which are at lower amortization stages of their estimated useful lives.

During the nine months ended September 30, 2014, Fair value adjustment to contingent consideration of $1.1 million was recorded related to our acquisition of De Novo in 2011. No comparable adjustment was recorded for the nine months ended September 30, 2013. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of the contingent consideration.

Net Interest Expense

For the nine months ended September 30, 2014, Net interest expense increased $4.7 million, or 60%, to $12.7 million from $7.9 million during the nine months ended September 30, 2013. The increase reflects the increased principal amount of debt outstanding during the nine months ended September 30, 2014 as compared to the prior year period and the higher rate of interest for our term loan under the Credit Agreement as compared to the interest rate under the prior credit agreement. Interest expense for the nine months ended September 30, 2014 included $0.8 million related to fees incurred in conjunction with the amendment to our Credit Agreement. Interest expense for the nine months ended September 30, 2013 included $1.0 million for the write-off of fees related to the former credit facility. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of the Credit Agreement.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2014 was 84.9% and was 33.6% for the comparable prior year period. Our 2014 tax benefit is higher and our 2013 tax expense is lower than the U.S. statutory rate primarily because of the relative mix of income earned in international jurisdictions compared to the pre-tax loss in the U.S.  See Note 6 to the Condensed Consolidated Financial Statements for further details relating to our mix of foreign and U.S. domestic income (or loss) and corresponding income tax provisions.  The reduced 2013 rate also reflected a discrete benefit related to the extension of the federal research credit through tax year 2013.  We recognized approximately $0.4 million of tax benefit relating to the 2012 credits and a portion of our 2013 tax credits during the first nine months of 2013.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 8 of our Notes to Condensed Consolidated Financial Statements. The table below presents operating revenue, direct and administrative expenses (including reimbursed expenses) and segment performance measure for each of our reportable segments and a reconciliation of the segment performance measure to consolidated income before income taxes.

	Nine Months Ended September 30,		$ Change Increase /
Amounts in thousands	2014	2013	(Decrease)	% Change
Operating revenue
Technology	$228,831	$200,537	$28,294	14%
Bankruptcy and Settlement Administration	106,795	117,184	(10,389)	-9%
Total operating revenue	$335,626	$317,721	$17,905	6%

Reimbursable expenses
Technology	$2,162	$1,498	$664	44%
Bankruptcy and Settlement Administration	21,545	33,427	(11,882)	-36%
Total reimbursable expenses	$23,707	$34,925	$(11,218)	-32%

Direct costs, selling, general and administrative expenses
Technology	$168,296	$138,523	$29,773	21%
Bankruptcy and Settlement Administration	89,811	114,294	(24,483)	-21%
Intercompany eliminations	(625)	(237)	(388)	164%
Total direct costs, selling, general and administrative expenses	$257,482	$252,580	$4,902	2%

Segment performance measure
Technology	$63,322	$63,749	$(427)	-1%
Bankruptcy and Settlement Administration	38,529	36,317	2,212	6%
Total segment performance measure	$101,851	$100,066	$1,785	2%

Segment performance measure	$101,851	$100,066	$1,785	2%
Unallocated corporate expenses	(49,834)	(33,545)	(16,289)	49%
Share-based compensation expense	(4,979)	(5,696)	717	-13%
Depreciation and software and leasehold amortization	(27,648)	(22,582)	(5,066)	22%
Amortization of intangible assets	(9,470)	(14,463)	4,993	-35%
Fair value adjustment to contingent consideration	(1,142)	—	(1,142)	n/m
Loss on disposition of property and equipment	(176)	(29)	(147)	n/m
Other operating (expense) income	(616)	759	(1,375)	-181%
Income from operations	7,986	24,510	(16,524)	-67%
Interest expense, net	(12,657)	(7,930)	(4,727)	60%
Income (loss) before income taxes	$(4,671)	$16,580	$(21,251)	-128%

n/m – not meaningful

Technology Segment

For the nine months ended September 30, 2014, Operating revenue increased $28.3 million, or 14%, to $228.8 million from $200.5 million during the nine months ended September 30, 2013. The increased revenue was the result of an increase in eDiscovery engagements as compared to the same period in 2013. Our eDiscovery businesses in Europe and Asia showed continued combined growth with a 31% increase in year-to-date operating revenue over the comparable prior year period and increased 11% in our North America eDiscovery business in the same periods.

For the nine months ended September 30, 2014, Direct costs, selling, general and administrative expenses increased $29.8 million, or 21%, to $168.3 million from $138.5 million during the nine months ended September 30, 2013. The increase was due primarily to increased costs in support of revenue growth and included a $16.2 million increase in compensation related expenses. The increase in compensation related expenses included an increase of $9.4 million related to compensation paid to project-based attorneys for document review services during the nine months ended September 30, 2014 as compared to the same period in 2013. This direct cost of services varies directly with the amount of document review services revenue. The change in Direct costs, selling, general and administrative expenses also included a $3.8 million increase in information technology-related costs, a $3.2 million increase in office-related expenses such as lease expense, maintenance, utilities and supplies primarily related to the expansion of our document review centers capacity and a $2.3 million increase in other production related costs.

The Technology segment’s financial results for the nine months ended September 30, 2014 reflect the impact of strategic investments primarily in support of global expansion and revenue growth of the eDiscovery franchise as well as a higher mix of eDiscovery document review services compared to the prior year which have lower operating margins than our overall margin.

Bankruptcy and Settlement Administration Segment

For the nine months ended September 30, 2014, Operating revenue decreased $10.4 million, or 9%, to $106.8 million from $117.2 million during the nine months ended September 30, 2013. The decrease was primarily due to a large private anti-trust engagement in the prior year which was principally completed in the first quarter of 2013 that increased legal notification and advertising services for that period. Also impacting the first nine months of 2014 was the continued current cyclical downturn in bankruptcy filings. We expect the current cycle to continue through the remainder of 2014. Settlement administration continues to be dependent on the timing and size of contracts awarded.

For the nine months ended September 30, 2014, Direct costs, selling, general and administrative expenses decreased $24.5 million, or 21%, to $89.8 million from $114.3 million during the nine months ended September 30, 2013. The decrease was primarily related to a $27.2 million decrease in direct cost of services which is related to the large private anti-trust engagement which was active during the first quarter of 2013. This decrease was partially offset by a $2.4 million increase in compensation related expenses.

Liquidity and Capital Resources

Cash flows from operating activities

During the nine months ended September 30, 2014, our operating activities provided net cash of $37.4 million. Included in net cash used by operating activities was a net loss of $0.7 million which included $44.5 million of non-cash expenses for a total contribution to operating cash flows of $43.8 million related to net income adjusted to exclude non-cash expenses. Cash used by operating activities also included a $6.4 million net use of cash resulting from changes in operating assets and liabilities, primarily from a $7.6 million decrease in accounts payable and other liabilities and an increase in income taxes receivable of $8.3 million. These uses of cash were partially offset by an $11.5 million decrease in trade accounts receivable. Trade accounts receivable will fluctuate from period to period depending on the period to period change in revenue and the timing of revenue and collections. Accounts payable will fluctuate from period to period depending on the timing of purchases and payments.

During the nine months ended September 30, 2013, our operating activities provided net cash of $8.6 million. Included in net cash provided by operating activities was net income of $11.0 million including non-cash expenses of $43.3 million, for a total contribution to cash flows of $54.3 million related to net income adjusted to exclude non-cash expenses. Cash provided by operating activities also included a $45.7 million net use of cash resulting from changes in operating assets and liabilities, primarily from a $40.3 million increase in trade accounts receivable related to several large active matters in the first half of 2013. Cash used by operating activities also included a decrease in customer deposits primarily related to the fourth quarter 2012 receipt of a $14.3 million customer deposit for a large settlement administration engagement and the first quarter 2013 expenditures for that matter. These uses of cash were offset by a $3.5 million increase in accounts payable and other liabilities.

Cash flows from investing activities

During the nine months ended September 30, 2014 and 2013, we used cash of $23.4 million and $28.1 million, respectively, for the purchase of property and equipment, including computer hardware and purchased software licenses primarily for our

Technology segment and computer hardware primarily for our network infrastructure. Also included in this amount for the nine months ended September 30, 2013 was approximately $7.9 million related to the expansion of our Kansas City corporate headquarters which was substantially completed in the third quarter of 2013. Software development is essential to our continued growth, and, during the nine months ended September 30, 2014 and 2013, we used cash of $5.4 million and $4.9 million, respectively, to fund internal costs related to the development of software.

Cash flows from financing activities

During the nine months ended September 30, 2014, we repaid $2.3 million under the Credit Agreement and $6.6 million related to other debt. During the nine months ended September 30, 2014 we also paid $5.0 million of acquisition consideration related to the December 28, 2011 acquisition of De Novo Legal LLC, $9.5 million in dividends and we used $4.0 million to repurchase shares we were required to repurchase to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock option exercises. Cash proceeds from the exercise of stock options were $10.4 million. See Notes 3 and 10 of our Notes to Condensed Consolidated Financial Statements for further information.

Cash provided by financing activities for the nine months ended September 30, 2013 included a $300.0 million principal amount under our senior secured term loan entered into during August 2013. Proceeds of the senior secured term loan were used to pay for, among other items, fees and expenses of approximately $8.1 million associated with the closing of the Credit Agreement and the repayment of the outstanding indebtedness under the former credit facility. During the nine months ended September 30, 2013, we borrowed $88.0 million and repaid $287.0 million under the former credit facility, inclusive of the payment of the outstanding revolving loan balance under the former credit facility on August 27, 2013, the proceeds of which were used primarily to fund working capital requirements associated with sequential revenue growth. Also during the nine months ended September 30, 2013 we paid $3.1 million of deferred acquisition consideration related to the December 28, 2011 acquisition of De Novo Legal LLC and we paid $5.8 million of principal payments related to other debt. In addition, we paid $9.8 million in dividends and used $17.8 million to repurchase shares under our share repurchase program and shares required to be repurchased by the Company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises. See Notes 3 and 9 of our Notes to Condensed Consolidated Financial Statements for further information.

We believe that funds generated from operations plus our existing cash balances, the committed but undrawn amounts available under our Credit Agreement and funds from exercising the uncommitted $200 million accordion feature under our Credit Agreement will be sufficient to meet our currently anticipated working capital requirements, internally-developed software expenditures, property, equipment and purchased software expenditures, deferred acquisition price obligations, capital leases, dividend payments, common stock repurchases, interest and principal payments due on our outstanding borrowings, other contractual obligations and to fund our acquisition strategy.

Foreign Cash

As of September 30, 2014 and December 31, 2013, our foreign subsidiaries had $4.3 million and $9.0 million, respectively, in cash located in financial institutions located outside of the United States. We consider the earnings of our non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Should we decide to repatriate the foreign earnings, we would have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

Off-balance Sheet Arrangements

We do not utilize off-balance sheet arrangements in our operations; however, we enter into operating leases in the ordinary course of business. Our operating lease obligations are disclosed below under “Contractual Obligations”.

Contractual Obligations

There have been no significant developments outside the ordinary course of business with respect to our contractual obligations as disclosed in our 2013 Form 10-K.

Critical Accounting Policies

In our 2013 Form 10-K, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  Other than the updates described below, there have been no updates to the critical accounting policies contained in our 2013 Form 10-K.

Goodwill

We assess goodwill for impairment on an annual basis at a reporting unit level and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units.

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

We have identified our operating segments (Technology and Bankruptcy and Settlement Administration) as our reporting units for purposes of testing for goodwill impairment. As of July 31, 2014, which was the date of our most recent impairment test, the fair value of each of our reporting units was in excess of the carrying value of the reporting unit. Our recognized goodwill totaled $404.4 million as of September 30, 2014, of which $189.3 million was reported within Technology and $215.1 million was within Bankruptcy and Settlement Administration.

The following table illustrates the percentages by which each reporting unit’s fair value and our aggregate fair value exceeded its carrying value as of July 31, 2014. In addition the table includes sensitivity analyses related to changes in certain key assumptions for each reporting unit. The impact of each assumption change within the sensitivity analyses was calculated independently and excludes the impact of the other assumed changes.

	Technology	Bankruptcy and Settlement Administration	Total (2)

Fair Values in Excess of Carrying Values
Percentage by which fair value exceeds carrying value as of July 31, 2014	60%	32%	55%

Sensitivity Analysis — Changes in Certain Key Assumptions
Percentage by which fair value would exceed carrying value:
• 25 basis points increase in discount rate (1)	55%	29%	n/a
• 25 basis points decrease in long-term growth assumptions (1)	57%	30%	n/a

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

Shareholders Rights Plan

On September 18, 2014, the Board announced that it commenced a process to explore a full range of strategic and financial alternatives, which may include among other things, acquisitions, divestitures, or a going-private or recapitalization transaction, in order to determine a course of action that is in the best interest of all shareholders.  In addition to the strategic review, the Company on September 18, 2014, entered into the Rights Agreement pursuant to which the Board declared a dividend of one Right for each outstanding share of common stock of the Company.  The dividend was paid on September 29, 2014 to holders of record as of the close of business on that date.  The Board has adopted the Rights Agreement to protect shareholders from coercive or otherwise unfair takeover tactics during the time the Board considers a full range of strategic and financial alternatives.  See Note 10 of our Condensed Consolidated Financial Statements for further detail.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which we are exposed include interest rates under our Credit Agreement, fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue and foreign exchange rates giving rise to translation.

Interest Rate Risk

The senior secured term loan under our Credit Agreement bears interest as follows: (1) 2.50% plus the prime rate subject to a 1.75% floor; or (2) 3.50% plus one, two, three or six month LIBOR subject to a 0.75% LIBOR floor.  As of September 30, 2014, all outstanding borrowings under the term loan were based on LIBOR subject to a 0.75% LIBOR floor and the applicable margin was 3.50%.

In 2013 we entered into a two-year 3% interest rate cap agreement for a notional amount of $150.0 million, equal to the portion of the senior secured term loan being hedged.  The interest rate cap expires on August 31, 2015.  As of September 30, 2014, the notional amount of the interest rate cap was approximately $148.5 million and the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risks of rising interest rates.

In April 2014 we entered into a forward interest rate swap effective from August 31, 2015 through August 27, 2020 with a notional amount of approximately $73.7 million equal to the portion of the outstanding amortized principal amount of the senior secured term loan being hedged as of the effective date of the forward swap.  Under the swap we will pay a fixed amount of interest of 2.81% on the notional amount and the swap counterparty will pay a floating amount of interest based on LIBOR with a one-month designated maturity subject to a floor of 0.75% which is consistent with the Company’s obligation under the term loan.  These cash flow hedges were determined to be highly effective at inception and are expected to be highly effective in mitigating the risks of rising interest rates in the future.  See Note 3 to the Condensed Consolidated Financial Statements for further detail.

We earn deposit-based and service fees in our Chapter 7 bankruptcy business.  Deposit-based fees are earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients.  Such fees may vary based on fluctuations in short-term interest rates.  Based on sensitivity analysis we performed for the three months and nine months ended September 30, 2014, a hypothetical 1% movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 1% increase in foreign exchange rates applied to our 2014 results of operations for the three and nine months ended September 30, 2014 and the analysis indicated that such a movement would not have had a material effect on our total revenues, operating income or net income.

Item 4.           Controls and Procedures

(a)           Controls and Procedures

Our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operations of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) or 15d-15(e).  Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.        Risk Factors

Other than as noted below, there have been no material changes in our Risk Factors from those disclosed in our 2013 Form 10-K.  The risk factors disclosed under this Part II, Item 1A and in Part I, Item 1A to our 2013 Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

Our shareholder rights plan could make it more difficult for a third party to acquire control of the Company, which could have a negative effect on the price of our common stock.

Effective September 18, 2014, we adopted the Rights Plan, which could discourage potential acquisition proposals and could delay or prevent a change in control of the Company or a change in our management or Board, even in situations that may be considered beneficial by some of our shareholders. The rights plan may substantially dilute the stock ownership of a person or group that attempts to acquire a large interest without first negotiating with our Board.  This and other anti-takeover measures could also adversely affect the price of our common stock.

We are in the process of conducting a review of strategic alternatives that could adversely impact our business or our stock price.

On September 18, 2014, we announced that our Board commenced a process to explore a full range of strategic and financial alternatives, which may include among other things, acquisitions, divestitures, or a going-private or recapitalization transaction, in order to determine a course of action that is in the best interest of all shareholders.  We have also received unsolicited letters expressing interest in acquiring the Company and in conducting a proxy contest.  The strategic review process, as well as the unsolicited letters, could expose us to a number of risks, including fluctuations in our stock price in response to developments or speculation regarding any developments related to the review of strategic alternatives and/or expressed interests; distraction of management; difficulties in hiring, retaining and motivating key personnel as a result of uncertainty generated by the strategic review and/or expressed interests or any related developments; difficulties in maintaining relationships or arrangements with customers, suppliers and other third parties; substantial increases in general and administrative expenses associated with the need to retain and compensate legal, financial, and other advisors as a result of the strategic review and/or expressed interests; and litigation in connection with the strategic review and/or expressed interests or any related developments or actions. There can be no assurance that the strategic review and/or expressed interests will result in consummation of any transaction.  The occurrence of any one or more of the above risks could have an adverse impact on our business, stock price, financial results, liquidity, and financial condition.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On November 6, 2013, our Board approved and authorized the repurchase, on or prior to December 31, 2015, of our outstanding shares of common stock up to an aggregate of $35.0 million (the “2014 Share Repurchase Program”).  The 2014 Share Repurchase Program became effective on January 1, 2014.  There were no repurchases of shares under the 2014 Share Repurchase Program during the nine months ended September 30, 2014.

We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options.  During the three months ended September 30, 2014, we repurchased 24,357 shares for approximately $0.4 million to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and stock option exercises.

The following table presents the total number of shares repurchased during each month of the quarter ended September 30, 2014, and the average price paid per share, and the approximate dollar value of shares that may yet be repurchased under the 2014 Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased to Satisfy Employee Tax Withholding Obligations	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31	8,109	$13.80	8,109	—	$35,000,000
August 1 – August 31	16,248	$14.96	16,248	—	$35,000,000
September 1 – September 30	—	—	—	—	$35,000,000
Total Activity for the Quarter Ended September 30, 2014	24,357	$14.57	24,357	—

Item 6.           Exhibits

3.1

Form of Certificate of Designation of Participating Preferred Stock, Series A, of Epiq Systems, Inc. Incorporated by reference and previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on September 19, 2014.

3.2		Statement of Correction for Certificate of Designation. Filed herewith.

3.3

Amended and Restated Bylaws of Epiq Systems, Inc. Incorporated by reference and previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on October 9, 2014.

4.1

Rights Agreement, dated September 18, 2014, between Epiq Systems, Inc. and Wells Fargo Bank, National Association, with Exhibits A, B and C thereto. Incorporated by reference and previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on September 19, 2014.

31.1		Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2		Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

101.INS†		XBRL Instance Document.

101.SCH	†	XBRL Taxonomy Extension Schema Document.

101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	†	XBRL Taxonomy Definition Linkbase Document.

101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document.

†

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiq Systems, Inc.

Date: October 28, 2014	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2014	/s/ Karin-Joyce Tjon Sien Fat
Karin-Joyce Tjon Sien Fat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)