Form 10-K
period 2014-12-31
EPIQ SYSTEMS INC
filed 2015-03-02
CIK 1027207

Use these links to rapidly review the document

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-36633

EPIQ SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Missouri	48-1056429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
501 Kansas Avenue, Kansas City, Kansas	66105-1300
(Address of principal executive offices)	(Zip Code)

913-621-9500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market, LLC

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting common stock held by non-affiliates of the registrant based upon the last reported sale price on June 30, 2014, was $438 million. There were 37,041,224 shares of common stock, $0.01 par value, outstanding at February 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2015 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

FORWARD-LOOKING STATEMENTS

        This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any projection or expectation of earnings, revenue or other financial items; the plans, strategies and objectives of management for future operations; factors that may affect our operating results; effects of current or future economic conditions or performance; industry trends; expectations regarding the current review process of strategic and financial alternatives; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors and are not guarantees of future performance. Actual results, performance or outcomes may differ materially from those expressed in or implied by those forward-looking statements. Many of these statements are found in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this report.

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

PART I

ITEM 1.    BUSINESS

        Unless expressly indicated or the context requires otherwise, the terms "Epiq," "Company," "we," "us," and "our" in this report refer to Epiq Systems, Inc., and where appropriate, to one or more of our wholly owned subsidiaries.

Company Overview

        Epiq is a leading global provider of integrated technology solutions for the legal profession. We combine proprietary software, deep subject matter expertise, highly responsive customer service and a global infrastructure to assist our clients with the technology requirements for complex matters. We offer these capabilities across a variety of practice areas including bankruptcy, litigation, class action, antitrust, investigations and regulatory compliance. Our solutions are designed to streamline the administration of bankruptcy, litigation, investigations, financial transactions and regulatory compliance matters. We offer innovative managed technology solutions for eDiscovery, document review, legal notification, claims administration and controlled disbursement of funds.

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

        Our clients include top tier law firms, the in-house legal departments of major corporations, trustees, specialty fiduciaries and other professionals. Among law firms, we work extensively with Am Law 100 firms in the U.S., Magic Circle firms in the U.K. and leading boutique or specialty law firms in most geographies. Among corporate clients, we have substantial relationships with large, multinational companies in a variety of industries, including financial services, pharmaceuticals, insurance, technology and others. The global nature of our business continues to grow. With full-service offices (i.e., locations having a data center, on-site technical staff, on-site project management capabilities and local consulting capacities) around the world, Epiq offers a geographic reach to support client relationships wherever we are needed.

        We were incorporated in the State of Missouri on July 13, 1988, and on July 15, 1988 acquired all of the assets of an unrelated predecessor corporation.

        Additional information is incorporated herein by reference to Part II, Item 7. Management's Discussion and Analysis.

Financial Information About Segments

        Our operating business is organized into two reportable segments: the Technology segment ("Technology") and the Bankruptcy and Settlement Administration segment ("Bankruptcy and Settlement Administration").

        Segment revenue, a performance measure of profit and additional financial data, and commentary on recent financial results for reportable segments are provided in the Results of Operation in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 to the Consolidated Financial Statements.

IT Capabilities

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

        Network infrastructure is an essential component of our technology strategy because most of our software is utilized by our customers within a hosted environment and we manage a high volume of client data. A single large client engagement may entail over 100 million documents or 100 terabytes of information and may include complex structured data (i.e., databases) and unstructured data (e.g., email archives). We operate eDiscovery data centers in the United States, Canada, China, Hong Kong, Japan and the United Kingdom. Our data centers provide reliable, secure access to our software environments and to customer databases. Information security is of paramount importance in any managed technology business, and Epiq incorporates best practices designed to protect sensitive customer data.

Trademarks and Patents

        Our trademarks, service marks, and registered marks include, without limitation, AACER®, MY AACER®, AACER EXTRA EDITION®, Extra Edition®, Epiq AnalyticsSM, Epiq Access™, Epiq®, EPIQ LOGO®, Epiq Mailing CenterSM, Epiq Noticing CenterSM, Epiq Systems®, EPIQ SYSTEMS LOGO®, Bankruptcy Link®, Case Power®, CasefilePRO®, ClaimsMatrix®, CreditorMatrix®, Claims FacilitatorSM, Digital Practice®, DebtorMatrix®, DocuMatrix®, DMX™, DMXSM, DMX Mobile™, DMX MobileSM, DocuMatrix MobileSM, DocuMatrix Mobile™, Documatrix MobileSM, eDataMatrix®, eDataMatrixSM, eMax®, Encore Discovery Solutions®, Encore Discovery Solutions Knowledge. Innovation. Results LOGO®, Encore Legal Solutions®, Encore Lex Solutio®, IQ Review®, LegalMatrix®, LoanMatrix®, Q™, Q LOGO™, MINUS –10 0X SOFTWARE LOGO®, TCMS®, and TCMSWeb®. The trademarks and service marks (denoted by ™ and SM) have been filed but are not yet registered and do not include common law marks; the registered marks (denoted by ®) have remaining durations ranging from 2015 through 2024. Our patents include Epiq eDiscovery Solutions, Inc.: U.S. Patent No. 7,496,556 and Epiq eDiscovery Solutions, Inc., U.S. Patent Application Number 13/528,049, filed June 20, 2012, patent pending.

Narrative Description of Business

Technology

        Our Technology segment provides eDiscovery managed services and technology solutions comprised of consulting, collections and forensics, processing, search and review, production of documents and document review services to companies and law firms. Our eDataMatrix® and third-party software analyzes, filters, removes duplicates and produces documents for review. Documents are made available primarily through a hosted environment, and our DocuMatrix® and third-party software allow for efficient attorney review and data requests. Our customers are typically large corporations that use our products and services cooperatively with their legal counsel to manage the eDiscovery process for litigation, investigations, anti-trust filings and regulatory matters, and data requests.

        The substantial volume of electronic documents and other data used by businesses has changed the dynamics of how attorneys support discovery in complex litigation, investigations and data requests. Due to the complexity of matters, the volume of data that is maintained electronically, and the volume of documents that is produced, law firms have become increasingly reliant on electronic evidence management systems to organize and manage the litigation discovery process.

        Following is a description of the significant sources of revenue in our Technology segment.

  •
  Consulting, forensics and collection service fees based on the number of hours that services are provided.

  •
  Fees related to the conversion of data into an organized, searchable electronic database. The amount earned varies primarily on the number of documents produced or volume of data processed.

  •
  Hosting fees based on the amount of data stored.

  •
  Document review fees based on the number of hours spent reviewing documents, the number of pages reviewed, or the amount of data reviewed.

Bankruptcy and Settlement Administration

        Our Bankruptcy and Settlement Administration segment provides managed services and technology solutions that address the needs of our customers with respect to litigation, claims and project administration, compliance matters, controlled disbursements, corporate restructuring, bankruptcy, class action and mass tort proceedings.

        Bankruptcy is an integral part of the United States' economy. As of the most recently reported data by the Administrative Office of the U.S. Courts for the fiscal years ended December 31, 2014, 2013 and 2012 there were approximately 0.94 million, 1.07 million and 1.22 million new bankruptcy filings, respectively.

  •
  Total bankruptcy filings for the year ended December 31, 2014 decreased 12% versus the year ended December 31, 2013. During the year ended December 31, 2014, Chapter 7 filings decreased 15%, Chapter 11 filings decreased 19% and Chapter 13 filings decreased 7%.

  •
  Total bankruptcy filings for the year ended December 31, 2013 decreased 12% versus the year ended December 31, 2012. During the year ended December 31, 2013, Chapter 7 filings decreased 14%, Chapter 11 filings fell 13% and Chapter 13 filings decreased 9%.

        This segment provides solutions that address the needs of Chapter 7, Chapter 11 and Chapter 13 bankruptcy trustees to administer bankruptcy proceedings and of debtor corporations that file a plan of reorganization.

  •
  Chapter 7 is a liquidation bankruptcy for individuals or businesses that, as measured by the number of new cases filed in the year ended December 31, 2014, accounted for approximately 66% of all bankruptcy filings. In a Chapter 7 case, the debtor's assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors. Chapter 7 cases typically last several years.

  •
  Chapter 11 is a reorganization model of bankruptcy for corporations that, as measured by the number of new cases filed in the year ended December 31, 2014, accounted for less than 1% of all bankruptcy filings. Chapter 11 generally allows a company, often referred to as the debtor-in-possession, to continue operating under a plan of reorganization to restructure its business and to modify payment terms of both secured and unsecured obligations. Chapter 11 bankruptcy engagements are generally long-term, multi-year assignments that provide revenue visibility into future periods.

  •
  Chapter 13 is a reorganization model of bankruptcy for individuals that, as measured by the number of new cases filed in the year ended December 31, 2014, accounted for approximately 33% of all bankruptcy filings. In a Chapter 13 case, debtors make periodic cash payments into a reorganization plan and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 cases typically last between three and five years.

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

        Our trustee services deposit portfolio averaged approximately $1.7 billion for both 2014 and 2013, and our interest-based deposit fees continued at low pricing levels under our agreements due to the low short-term interest rate environment.

        The key participants in a bankruptcy proceeding include the debtor-in-possession, the debtor's legal counsel, the creditors, the creditors' legal counsel, and the bankruptcy judge. Chapter 7 and Chapter 13 cases also include a professional bankruptcy trustee, who is responsible for administering the bankruptcy case. The end-user customers of our Chapter 7 and Chapter 13 bankruptcy services and products, including TCMS ® and Case Power ® case management solutions, are professional bankruptcy trustees, and of our Chapter 11 services and products, including DebtorMatrix®, are debtor corporations that file a plan of reorganization. The Executive Office for United States Trustees, a division of the United States Department of Justice, appoints all bankruptcy trustees. A United States trustee is appointed in most federal court districts and generally has responsibility for overseeing the integrity of the bankruptcy system. The bankruptcy trustee's primary responsibilities include liquidating the debtor's assets or collecting funds from the debtor, distributing the collected funds to creditors pursuant to the orders of the bankruptcy court and preparing regular status reports for the Executive Office for United States Trustees and for the bankruptcy court. Trustees manage an entire caseload of bankruptcy cases simultaneously.

        Our proprietary software product, AACER® (Automated Access to Court Electronic Records) ("AACER®"), assists creditors including banks, mortgage processors and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. AACER® electronically monitors developments in all United States bankruptcy courts and applies sophisticated algorithms to classify docket filings automatically in each case to facilitate the management of large bankruptcy claims operations. By implementing AACER®, clients achieve greater accuracy in faster timeframes, with significant cost savings compared to manual attorney review of each case in the portfolio. Banking PortalTM, a centralized hub for processing online banking transactions across Epiq's family of Chapter 7 products, facilitates the rapid on-boarding of new banks and provides e-banking capabilities.

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

  •
  Deposit-based fees earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and post-contract customer support services. Service fees earned that are based on assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates and changes in service fees assessed on such deposits.

  •
  Legal noticing fees for services to parties of interest in bankruptcy, class action, and other administrative matters, including direct notification and media campaign and advertising management in which we coordinate notification, primarily through print media outlets, to potential parties of interest for a particular client engagement.

  •
  Data hosting fees and volume-based fees.

  •
  Monitoring and noticing fees earned based on monthly or on-demand requests for information provided through our AACER® software product.

  •
  Reimbursed expenses, primarily related to postage on mailing services and other pass-through expenses.

Competition

  Technology

        The eDiscovery market is highly fragmented, extremely competitive and continuously evolving. Competitors include Kroll Ontrack (Altegrity Inc.), FTI Consulting, Inc., Huron Consulting Group Inc., The Dolan Company, Symantec Corporation, Recommind, Inc., Xerox, Autonomy (Hewlett-Packard), DTI, Inc., and Navigant Consulting, Inc. Competition is primarily based on the quality of service, technology innovations, and price.

  Bankruptcy and Settlement Administration

        Our bankruptcy services compete in a more mature market. We are one of two primary providers in the Chapter 7 bankruptcy market, along with Bankruptcy Management Solutions, Inc. In the Chapter 11 bankruptcy market, our primary competitors include Kurtzman Carson Consultants LLC (Computershare), Prime Clerk, The Garden City Group, Inc. (Crawford & Company), Donlin Recano & Co., and AlixPartners LLP. In both the Chapter 7 and Chapter 11 markets there are also several smaller competitors. In the Chapter 13 market, our primary competitor is Bankruptcy Software Specialists, LLC. Competition is primarily based on quality of service and technology solutions. Competitors for our AACER® product include American InfoSource and LexisNexis® Banko® Solutions.

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

Sales and Marketing

        Our sales executives market our products and services directly to prospective customers and referral law firms through direct sales and longstanding relationships. We focus on attracting and retaining customers by providing exceptional integrated technology solutions and superior customer service. Our client support specialists are responsible for providing ongoing support services for our clients. Our employees attend industry trade shows, speak on panels and participate and conduct educational programs, publish articles and papers, and conduct direct mail campaigns and advertise in trade journals. We maintain a website that clients and potential clients may access to obtain additional information related to solutions we offer.

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

Employees

        As of December 31, 2014, we employed approximately 1,100 full-time employees, none of whom is covered by a collective bargaining agreement. We believe the relationship with our employees is good.

Financial Information About Geographic Areas

        For the years ended December 31, 2014, 2013 and 2012, approximately 87%, 89% and 93%, respectively, of our consolidated revenues were generated from services provided within the United States. For each of the years ended December 31, 2014 and 2013, approximately 93% and 96% of our long-lived assets were located within the United States, respectively.

Available Information

        Our internet address is www.epiqsystems.com. We make a variety of information available, free of charge, at our Investor Relations website, www.epiqsystems.com/investors.php. This information includes our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current

Reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file those reports with or furnish them to the SEC, as well as our code of ethics and other governance documents.

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

        The contents of these websites, or the information connected to those websites, are not incorporated into this report. References to websites in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website.

ITEM 1A.    RISK FACTORS

        Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

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

        We store and process large amounts of our customers' confidential information and personally identifiable information. Our software products enable our customers to store and process personal data and confidential information. We have included security features in our products and processes that are intended to protect the privacy and integrity of data, including confidential client or consumer data. Security is critical given the confidential nature of the information contained in our systems. It is possible that our security controls, our selection and training of employees, and other practices we follow may not prevent the improper disclosure of confidential or personally identifiable information. Such disclosure could harm our reputation and cause us to lose existing customers or fail to attract new customers and subject us to liability in regulatory proceedings and private litigation under laws that protect personal data, resulting in loss of revenue or increased costs. Improper disclosure of personal or corporate data could result in lawsuits or regulatory proceedings alleging damages, and the perception that our products and services do not adequately protect the privacy of personal information and could inhibit sales of our products and services. Defending these types of claims could result in increased expenses for litigation and claims settlement and a significant diversion of our management's attention. Additionally, our software products, the systems on which the products are used, and our processes may not be impervious to intentional break-ins ("hacking"), cyber-attacks or other disruptive disclosures or problems, whether as a result of inadvertent third-party action, employee action, malfeasance, or otherwise. Hacking, cyber-attacks or other disruptive problems could result in the diversion of our development resources, damage to our reputation, increased cybersecurity protection costs and general service costs and impaired market acceptance of our products and services, any of which could result in lower revenues or higher expenses.

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

        Our future success may depend upon the continued service of our senior management and certain of our key technical and sales personnel and our continuing ability to attract, assimilate and retain highly qualified technical, managerial, and sales and marketing personnel. The loss of services from any of these persons may significantly delay or prevent the achievement of our business objectives. We maintain key-man life insurance policies on our Chief Executive Officer and our President and Chief Operating Officer but we do not carry key-man life insurance on any other key personnel. We have entered into employment agreements with our executive officers that contain restrictive covenants relating to non-competition and non-solicitation of our customers and employees. Nevertheless, each executive officer may terminate his or her employment at any time without cause or good reason, and so as a practical matter these agreements do not guarantee the continued service of these executives. The loss of the services of any executive officer or other key personnel, including key technical and sales professionals, or the inability to hire or retain qualified personnel in the future could have a material adverse impact on our results of operations.

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

        We have international operations with offices and data centers in Canada, Hong Kong, Japan and the United Kingdom, and another data center in China, all primarily related to our eDiscovery business. We could continue to expand internationally by entering into other world markets, including the recent formation of Epiq Systems Germany GmbH. It requires management attention and financial resources to develop successful global operations. In addition, new operations in geographies we may enter may not be immune from possible government monitoring or intrusion.

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

        If we are not able to quickly adapt to or effectively manage our geographic markets outside of the U.S., our business prospects and results of operations could be negatively impacted.

We may be sued by third parties for alleged infringement of their proprietary rights.

        The software and internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past, and may receive in the future, communications from third parties alleging that we have infringed on the intellectual property rights of others. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan, and could require us to pay monetary damages or enter into royalty or licensing agreements. In addition, certain customer agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. An adverse determination could also prevent us from offering our service to others, which could result in a loss of revenues and profits.

Future government legislation or changes in court rules could adversely affect our operating results.

        Our products and services are not directly regulated by the government. Both of our reportable segments and the customers served by those segments are, however, directly or indirectly affected by federal and state laws and regulations and court rules. For example, bankruptcy reform legislation, class action and tort reform legislation and amendments to the Federal Rules of Civil Procedure regarding discovery of "electronically stored information" have all affected our customers, and indirectly, our business. Future federal or state legislation or court rules, or court interpretations of those laws and rules, could adversely affect the markets we serve and thus could have an adverse impact on our revenues and results of operations.

Goodwill and intangible assets comprise a significant portion of our total assets. We assess goodwill for impairment at least annually, which could result in a material, non-cash write-down and could have an adverse effect on our results of operations and financial condition.

        The carrying value of our goodwill was approximately $404.2 million, or approximately 55% of our total assets, as of December 31, 2014. We assess goodwill for impairment on an annual basis at a reporting unit level. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Our impairment reviews require extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organization level, could produce significantly different results. We may be required to recognize impairment of goodwill based on future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Impairment of goodwill could result in material charges that could, in the future, result in a material, non-cash write-down of goodwill, which could have an adverse effect on our results of operations and financial condition.

        Due to uncertainties regarding the economic environment, there can be no assurances that our estimates and assumptions made for purposes of our annual goodwill impairment test will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or margins of certain of our reporting units are not achieved, we may be required to record goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment loss would occur, and if it does occur, whether such charge would be material.

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

  •
  unexpected legal or regulatory expenses;

  •
  fluctuations in the trustee services deposit portfolio; and

  •
  fluctuations in number of bankruptcy filings.

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

  •
  announcements pertaining to the Company's review of strategic and financial alternatives;

  •
  receipt of unsolicited letters expressing interest in acquiring the Company;

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

We are in the process of conducting a review of strategic and financial alternatives that could adversely impact our business or our stock price.

        In September 2014, we announced that our Board commenced a process to explore a full range of strategic and financial alternatives, which may include among other things, acquisitions, divestitures, or a going-private or recapitalization transaction, in order to determine a course of action that is in the best interest of all shareholders. We have also received unsolicited letters expressing interest in acquiring the Company and in conducting a proxy contest. The strategic review process, as well as the unsolicited letters, could expose us to a number of risks, including fluctuations in our stock price in response to developments or speculation regarding any developments related to the review of strategic and financial alternatives and/or expressed interests; distraction of management; difficulties in hiring, retaining and motivating key personnel as a result of uncertainty generated by the strategic review and/or expressed interests or any related developments; difficulties in maintaining relationships or arrangements with customers, suppliers and other third parties; substantial increases in general and administrative expenses associated with the need to retain and compensate legal, financial, and other advisors as a result of the strategic review and/or expressed interests; and litigation in connection with the strategic review and/or expressed interests or any related developments or actions. There can be no assurance that the strategic review and/or expressed interests will result in consummation of any transaction. The occurrence of any one or more of the above risks could have an adverse impact on our business, stock price, financial results, liquidity, and financial condition.

We may not pay cash dividends on our common stock in the future and our common stock may not appreciate in value or even maintain the price at which it was purchased.

        There is no assurance that we will continue to pay cash dividends on our common stock in the future. Certain provisions in our credit agreement dated August 27, 2013 as subsequently amended on March 26, 2014 and January 26, 2015 (the "Credit Agreement"), governing our senior secured credit facility may restrict our ability to pay dividends in the future. Subject to any financial covenants in current or future financing agreements that directly or indirectly restrict the payment of dividends, the payment of dividends is within the discretion of our Board of Directors (the "Board") and will depend upon our future earnings and cash flow from operations, our capital requirements, our financial condition and any other factors that the Board may consider. Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its future appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

Debt covenants in the Credit Agreement governing our credit facility require us to maintain compliance with certain financial ratios and other requirements. If we are not able to maintain compliance with these requirements, all of our then-outstanding debt could become immediately due and payable.

        Our $400.0 million credit facility consists of a senior revolving loan and a senior secured term loan. The Credit Agreement contains a financial covenant related to a net leverage ratio (as defined in the Credit Agreement) which is not permitted to exceed 4.50 to 1.00 as well as other customary covenants related to limitations on (i) creating liens, debt, guarantees or other contingent obligations, (ii) engaging in mergers, acquisitions and consolidations, (iii) paying dividends or other distributions to, and redeeming and repurchasing securities from, equity holders, (iv) prepaying, redeeming or repurchasing subordinated or junior debt, and (v) engaging in certain transactions with affiliates, in each case, subject to customary exceptions. The amounts outstanding under the credit facility may be accelerated upon the occurrence of an event of default under the Credit Agreement. While we do not presently expect to be in violation of any of these requirements, no assurances can be given that we will be able to remain in compliance. There can be no assurance that our actual financial results will match our projected results or that we will not violate such covenants. Any failure to continue to comply with such requirements could materially adversely affect our borrowing ability and access to liquidity, and thus our overall financial condition.

If interest rates increase, our net income could be negatively affected.

        The variable interest rates applicable to borrowings under our credit facility would expose us to adverse changes in interest rates in a rising interest rate environment. When and to the extent appropriate, we use derivative financial instruments as part of our financial risk management strategy to reduce our exposure to interest rate risks. In November 2013, we entered into a two-year 3% interest rate cap agreement for a notional amount of $150.0 million equal to the portion of the senior secured term loan being hedged. As of December 31, 2014, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risks of rising interest rates. In April 2014 we entered into a forward interest rate swap effective from August 31, 2015 through August 27, 2020, with a notional amount of approximately $73.7 million equal to the portion of the outstanding amortized principal amount of the senior secured term loan being hedged as of the effective date of the forward interest rate swap. Under the swap we will pay a fixed amount of interest of 2.81% on the notional amount and the swap counterparty will pay a floating amount of interest based on LIBOR with a one-month designated maturity subject to a floor of 0.75% which is consistent with the Company's obligation under the term loan. The interest rate swap contains a floor of 0.75% to ensure that the one-month LIBOR received on each settlement of the interest rate swap cannot go below 0.75%.

        There is no assurance that our financial risk management strategy will be successful in reducing the risks inherent in exposures to interest rate fluctuations.

We may issue additional shares of our common stock and/or preferred stock, which may materially and adversely affect the market price of our common stock.

        We are authorized to issue up to 100,000,000 shares of common stock and 2,000,000 shares of preferred stock. We may conduct future offerings of our common stock or preferred stock to fund acquisitions, finance operations or for general corporate purposes. In addition, we may also issue common stock under our equity awards programs. Any issuance of additional common stock will dilute the ownership interest of our existing common stockholders, and may cause the trading price of our common stock to decline. As of February 23, 2015, there were 37,041,224 shares of common stock outstanding and no shares of preferred stock outstanding.

Our articles of incorporation (as amended), our amended and restated bylaws and Missouri law contain provisions that could be used by us to discourage or prevent a takeover of our Company.

        Some provisions of our articles of incorporation (as amended) and our amended and restated bylaws could make it more difficult for a third party to acquire control of our Company or to remove our current Board and management, even if the change of control or removal of our Board and management would be beneficial to certain shareholders. For example, our articles of incorporation include "blank check" preferred stock provisions, which permit our Board to issue one or more series of preferred stock without shareholder approval. In conjunction with the issuance of a series of preferred stock, the Board is authorized to fix the rights of that series, including voting rights, liquidation preferences, conversion rights and redemption privileges. The Board could issue a series of preferred stock to a friendly investor and use one or more of these features of the preferred stock to discourage or prevent a takeover of the Company. Additionally, our articles of incorporation do not permit cumulative voting in the election of directors. Cumulative voting, if available, would enable minority shareholders to elect one or more representatives to the Board in certain circumstances, which could be used by third parties to facilitate a takeover of our Company that was opposed by our Board or management. Our amended and restated bylaws impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholders' meetings. A third party attempting to acquire us may have difficulty in complying with those requirements.

        In addition, the General and Business Corporation Law of Missouri, under which we are incorporated, provides that any merger involving the Company must be approved by the holders of not less than two-thirds of the outstanding shares of capital stock entitled to vote on the merger. Presently, our only outstanding voting securities are our shares of common stock. Accordingly, shareholders with voting power over as little as one-third of our outstanding common stock could block a merger proposal, even if that merger proposal was supported by our Board or shareholders holding a majority of our then outstanding shares of common stock.

Our Shareholders Rights Plan could make it more difficult for a third party to acquire control of the Company, which could have a negative effect on the price of our common stock.

        In September 2014, we adopted a Shareholders Rights Plan (the "Rights Plan"), which could discourage potential acquisition proposals and could delay or prevent a change in control of the Company or a change in our management or Board, even in situations that may be considered beneficial by some of our shareholders. The Rights Plan may substantially dilute the stock ownership of a person or group that attempts to acquire a large interest without first negotiating with our Board. This and other anti-takeover measures could also adversely affect the price of our common stock.

General economic conditions and the cyclical nature of certain markets we serve may adversely affect our results of operations and financial condition.

        Our financial performance depends, in large part, on conditions in the markets we serve and on the general condition of the global economy, which impacts these markets. Any sustained weakness in demand for our products and services resulting from a downturn of or uncertainty in the global economy or in any specific market we serve may adversely affect our results of operations and financial condition. For example, any decrease in litigation filings, class action proceedings and settlement administrations or bankruptcy filings may reduce the demand for our products and services in our Bankruptcy and Settlement Administration segment and Technology segment. Specifically, our Bankruptcy and Settlement Administration segment has experienced decreased operating revenues as a result of declines in the number of new bankruptcy cases. We expect the trend of decreased bankruptcy filings to continue into 2015, which may adversely affect our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in a 69,000-square-foot facility in Kansas City, Kansas which includes a 20,000 square foot expansion completed in 2013. This property serves as collateral under our credit facility. We also have significant leased offices in: New York, New York; Phoenix, Arizona; and Portland, Oregon; in addition to smaller leased offices in Chicago, Illinois; Dallas, Texas; Hartford, Connecticut; Los Angeles, California; Miami, Florida; Washington, D.C.; and Wilmington, Delaware. Our international offices are located in: Hong Kong; London, United Kingdom; Tokyo, Japan; and Toronto, Canada.

        We operate data centers in the United States, Canada, China, Hong Kong, Japan, and the United Kingdom. Our data centers provide reliable, secure access to our software environments and to customer databases.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded under the symbol "EPIQ" on the NASDAQ Global Market. The following table shows the reported high and low sales prices for our common stock as reported by NASDAQ and dividend information for the calendar quarters of 2014 and 2013.

	Common Stock Market Prices
			Dividends Declared (per share)
	High	Low
2014
First Quarter	$16.15	$13.05	$0.09
Second Quarter	14.46	11.68	$0.09
Third Quarter	19.59	13.21	$0.09
Fourth Quarter	19.95	15.16	$0.09
2013
First Quarter	$14.07	$12.17	$0.09
Second Quarter	14.22	11.56	$0.09
Third Quarter	13.90	11.99	$0.09
Fourth Quarter	16.73	13.17	$0.09

Dividend Policy

        We do not have a formal dividend policy. Any declarations and payments of dividends to holders of our common stock are at the discretion of the Board of Directors, which depends on many factors, including our financial condition, earnings, capital requirements and other factors that the Board deems relevant. There is no assurance that we will continue to pay cash dividends on our common stock in the future, or that any such dividends will be comparable to those previously declared. Any future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board.

        Under our Credit Agreement, our ability to declare and pay dividends and repurchase securities from equity holders is limited by a requirement that such payments are not to exceed, in the aggregate, 50% of net income, as adjusted, on a cumulative basis for all quarterly periods from the closing date of the credit facility and ending prior to the date of payment or repurchase. Adjustments to Consolidated Net Income (as defined in the Credit Agreement) include among other items, the exclusion of extraordinary items, specified severance costs, cumulative effect of a change in accounting principle, intangible asset amortization and impairment charges, non-cash compensation expense, cumulative effect of foreign currency translations, and gains or losses from discontinued operations. Further, we are unable to declare and pay dividends and repurchase securities from equity holders if our net leverage ratio (as defined in the Credit Agreement) would exceed 4.25 to 1.0.

Holders

        As of February 23, 2015, there were 99 stockholders of record of our common stock. Holders of record do not include an indeterminate number of beneficial holders whose shares may be held through brokerage accounts and clearing agencies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        On November 6, 2013, our Board approved and authorized the repurchase, on or prior to December 31, 2015, of outstanding shares of our common stock up to an aggregate of $35.0 million (the "2014 Share Repurchase Program"). The 2014 Share Repurchase Program became effective on January 1, 2014. There were no repurchases of shares of common stock under the 2014 Share Repurchase Program during the year ended December 31, 2014.

        We also have a policy that requires us to repurchase shares of our common stock to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options and, at the participant's election, shares of common stock surrendered to the Company as payment of the exercise price of stock options exercised under the amended and restated Epiq Systems, Inc. 2004 Equity Incentive Plan (the "Current Plan"). During the year ended December 31, 2014, we repurchased an aggregate 323,090 shares for approximately $4.0 million to satisfy employee tax withholding and exercise price obligations upon the vesting of restricted stock awards and stock option exercises under the Current Plan. There were no such repurchases of shares of common stock under the Current Plan in the three months ended December 31, 2014. Shares of common stock surrendered by participants to the Company as payment of the exercise price arising from the exercise of stock options are included in "Stock option exercises" in the Consolidated Statements of Changes in Equity.

Recent Sales of Unregistered Securities

        None.

Stock Performance Graph

        The following graphs show the total shareholder return of an investment of $100 in cash for (i) Epiq's common stock, (ii) the NASDAQ Stock Market Computer & Data Processing Index(1), (iii) the Standard & Poor's 500 Total Return Index and (iv) the NASDAQ US Benchmark Computer Services TR Index for our last five fiscal years (December 31, 2009 through December 31, 2014). All values assume reinvestment of the full amount of any dividends. The information below shall not be deemed "soliciting material" or "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

 Comparison of Five-Year Cumulative Total Return Among
Epiq Systems, Inc., NASDAQ Computer & Data Processing Index(1), S&P 500
Total Return Index and NASDAQ US Benchmark Computer Services TR Index

(1)
Prior to December 31, 2014, NASDAQ Global Markets discontinued the reporting of the NASDAQ Computer & Data Processing Index to external users and, therefore, we are unable to report data for such index as of December 31, 2014 without unreasonable effort. As a result, we replaced this index with the NASDAQ US Benchmark Computer Services Total Return Index, which we believe includes investments that are similar to the NASDAQ Computer & Data Processing Index.

ITEM 6.   SELECTED FINANCIAL DATA

        The following table presents selected historical financial data for the five years ended December 31, 2010 through December 31, 2014.

	Year Ended December 31,
	2014	2013	2012	2011(1)	2010(2)
	(in thousands, except per share data)
Income Statement Data:
Operating revenue	$444,118	$438,690	$344,750	$261,265	$217,595
Reimbursable expenses	30,352	43,393	28,335	22,061	29,571
Total revenue	474,470	482,083	373,085	283,326	247,166
Income from operations	10,801	29,220	44,651	26,623	28,469
Net income (loss)	(1,337)	11,110	22,427	12,080	13,929
Basic net income (loss) per share	(0.04)	0.31	0.62	0.34	0.38
Diluted net income (loss) per share	(0.04)	0.30	0.61	0.33	0.36
Cash dividends declared per common share	0.36	0.36	0.385	0.205	0.07
Balance Sheet Data:
Total assets	$738,252	$747,781	$654,716	$678,664	$478,218
Long-term obligations (excluding current maturities)	302,522	299,108	203,288	247,994	86,860

(1)
Reflects the acquisitions of Encore Intermediate Holdco, Inc. on April 4, 2011 ("Encore") and De Novo Legal LLC on December 28, 2011.

(2)
Reflects the acquisition of Jupiter eSources LLC on October 1, 2010.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the sections entitled "Forward-Looking Statements," "Risk Factors," "Selected Financial Data," and "Financial Statements and Supplementary Data" included in this report.

Executive Summary

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

        Our two reportable segments are Technology and Bankruptcy and Settlement Administration.

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

        Network infrastructure is an essential component of our technology strategy because most of our software is utilized by our customers within a hosted environment and we manage a high volume of client data. A single large client engagement may entail over 100 million documents or 100 terabytes of information and may include complex structured data (i.e., databases) and unstructured data (e.g., email archives). We operate eDiscovery data centers in the United States, Canada, China, Japan and the United Kingdom. Our data centers provide reliable, secure access to our software environments and to customer databases. Information security is paramount in any managed technology business, and Epiq incorporates best practices designed to protect sensitive customer data.

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

        We work in niche, specialty areas which require deep subject matter expertise—such as litigation, investigations, bankruptcy, mergers and acquisitions, mass tort, settlements and class action—which have distinctive practices and requirements. Technology alone is insufficient to bring about a successful outcome on a sophisticated client matter; it is often the application of the technology and the expertise of our staff that create the most value for our client. We have a worldwide team of executives, client services specialists and technical consultants on whom clients rely for expert advice—whether delivered at the client's site or from one of our office locations. Our team includes former practicing litigators, bankruptcy attorneys, plaintiff's counsel, defense counsel, eDiscovery counsel and other professionals who are leaders in their areas of expertise. While we do not offer clients legal advice (because we are not a law firm), we draw heavily from our subject matter expertise in the legal profession to assist clients in achieving the best outcome on each project for which we are retained.

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

Financial and Industry Trends

Financial Overview

        Our pre-tax loss for 2014 was $5.9 million, a decrease of $23.0 million compared to 2013. The decrease was primarily the result of the following:

  •
  Increased reorganization expenses: Reorganization expense increased by $11.4 million. The increase was primarily related to post-employment benefits in connection with executive resignation agreements. We do not anticipate these expenses to recur in 2015.

  •
  Increased depreciation and software and leasehold amortization: Depreciation and software and leasehold amortization expense increased by $5.1 million. Over the past several years, we have invested significantly in the expansion of our global data centers and in upgrades to our network infrastructure both in the United States and internationally in order to grow our operating revenue and enhance data security. In 2015, we expect to continue to invest in our operations through capital expenditures and potential acquisition opportunities.

  •
  Increased net interest expense: Net interest expense increased by $4.6 million due to higher principal amount of debt outstanding during 2014 and higher interest rate for our term loan. We entered into a new Credit Agreement in August 2013, to fund our higher level of capital expenditures and to provide for enhanced financial flexibility to pay cash dividends and consider acquisition opportunities. The financial covenants in the new Credit Agreement are less restrictive than the ones contained in our former credit facility. Our new Credit Agreement provided incremental liquidity and a $200 million uncommitted accordion for access to incremental capital.

  •
  Incurrence of strategic and financial review expenses: We incurred $1.9 million of strategic and financial review expenses. See the section entitled "Strategic and Financial Review" for additional information about the continuing review.

Technology Trends

        Our Technology segment continues to be a leader in the highly fragmented global eDiscovery market. The growth of our international eDiscovery operations was one of the two drivers of the increase in operating revenue in the Technology segment over the last three years. Operating revenue from our international eDiscovery operations increased 22% in 2014 and 90% in 2013 due to organic growth from both new and existing clients and represented 21% percent of total Technology segment operating revenue in 2014 compared to approximately 18% in 2013 and 13% in 2012. North American eDiscovery operating revenue growth was flat in 2014 compared to a 38% increase in 2013 due primarily to increases in document review services. The 2014 North America revenue result was the product of continued pricing pressures in our ESI service offerings and lower document volumes in 2014 derived from a large document review engagement, which commenced in the second half of 2013. We expect the recent pricing pressures related to our ESI services to continue into 2015, which could impact gross margins.

        Global ESI solutions continued as the primary Technology segment service offering, representing approximately 59%, 58% and 73% of the total Technology segment operating revenue in 2014, 2013 and 2012, respectively, while global document review services represented approximately 41%, 42% and 27% of the total Technology segment operating revenue in the same periods, respectively.

Bankruptcy and Settlement Administration Trends

        The operating results of our Bankruptcy and Settlement Administration segment largely depends on the number, size and complexity of bankruptcy filings and of class action, mass tort, federal regulatory actions and litigation activity within the United States. According to the most recently reported data published by the Administrative Office of the U.S. Courts, bankruptcy filings decreased approximately 12% in both 2014 and 2013. Operating revenue from bankruptcy services represented 57%, 52% and 60% of the total operating revenue of the Bankruptcy and Settlement Administration segment in 2014, 2013 and 2012, respectively. Settlement administrative services were 43%, 48% and 40% of total segment operating revenue in the same periods, respectively. We expect the current decline in bankruptcy filings to continue into 2015, which could negatively impact our revenue and income from operations. In our settlement administration business, we expect to complete two large class action matters in 2015. Given the limited visibility on future projects, we anticipate modest growth in our settlement administration revenues in 2015, driven by an increase in demand for mass tort, federal regulatory action and data breach related services.

Strategic and Financial Review

        On September 18, 2014, the Board announced that it commenced a process to explore a full range of strategic and financial alternatives, which may include among other things, acquisitions, divestitures, or a going-private or recapitalization transaction, in order to determine a course of action that is in the best interest of all shareholders. In addition to the strategic review, on September 18, 2014, we entered into a rights plan pursuant to which the Board declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of our common stock. The dividend was paid on September 29, 2014 to holders of record as of the close of business on that date. The Board has adopted the Rights Plan to protect shareholders from coercive or otherwise unfair takeover tactics during the time the Board considers a full range of strategic and financial alternatives.

Results of Operations for the Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

        The following provides information relevant to understanding our consolidated results of operations. Also see discussion of segment results in Results of Operations by Segment section below.

Consolidated Results of Operations

	Year Ended December 31,
Amounts in thousands	2014	2013	$ Change Increase / (Decrease)	% Change Increase / (Decrease)
Operating revenue	$444,118	$438,690	$5,428	1%
Reimbursable expenses	30,352	43,393	(13,041)	(30)%

Total Revenue	474,470	482,083	(7,613)	(2)%

Direct costs of operating revenue (exclusive of depreciation and amortization shown separately below)	216,317	210,458	5,859	3%
Reimbursable expenses	29,592	41,766	(12,174)	(29)%
Selling, general and administrative expense	167,041	149,045	17,996	12%
Depreciation and software and leasehold amortization	36,042	30,971	5,071	16%
Amortization of identifiable intangible assets	12,655	18,834	(6,179)	(33)%
Fair value adjustment to contingent consideration	1,142	2,580	(1,438)	(56)%
Other operating (income) expense	880	(791)	1,671	N/M

Total Operating Expense	463,669	452,863	10,806	2%

Income From Operations	10,801	29,220	(18,419)	(63)%

Interest Expense (Income)
Interest expense	16,674	12,130	4,544	37%
Interest income	(21)	(15)	(6)	40%

Net Interest Expense	16,653	12,115	4,538	37%

Income (Loss) Before Income Taxes	(5,852)	17,105	(22,957)	(134)%
Provision for (Benefit from) Income Taxes	(4,515)	5,995	(10,510)	(175)%

Net Income (Loss)	$(1,337)	$11,110	$(12,447)	(112)%

N/M—not meaningful

Revenue

        For the year ended December 31, 2014, Operating revenue increased $5.4 million, or 1%, to $444.1 million from $438.7 million during the year ended December 31, 2013. The increase was driven by a $12.8 million increase in the Technology segment, offset by a $7.4 million decrease in operating revenues for the Bankruptcy and Settlement Administration segment. Refer to the subsequent Results of Operations by Segment for additional information.

        Total Revenue includes reimbursable expenses, such as postage related to notification services. We reflect these reimbursed expenses as a separate line item on our accompanying Consolidated Statements of Income. Although Reimbursable expenses may fluctuate significantly from period to period, these fluctuations have a minimal effect on our period to period income from operations as we realize little or no margin from this revenue.

Operating Expense

        For the year ended December 31, 2014, Direct cost of operating revenue, exclusive of depreciation and amortization expense, increased $5.8 million, or 3%, to $216.3 million from $210.5 million during the year ended December 31, 2013. The increase reflects the increase in and the mix of operating revenue and includes a $15.6 million increase in direct compensation costs primarily in our Technology segment. This increase was partially offset by a $9.3 million decrease in costs for legal notification and advertising services.

        For the year ended December 31, 2014, Reimbursable expenses decreased $12.2 million, or 29% to $29.6 million from $41.8 million during the year ended December 31, 2013. The decrease corresponds to the percentage decline in Reimbursable expenses revenue and is primarily due to lower postage costs.

        For the year ended December 31, 2014, Selling, general and administrative expense increased $18.0 million, or 12% to $167.0 million from $149.0 million during the year ended December 31, 2013. This included an increase of $11.4 million of reorganization expenses that are primarily post-employment benefits related to executive resignation agreements. It also included an increase of $5.6 million in office-related expenses such as lease expense, maintenance, utilities and supplies primarily related to the expansion of our document review centers' capacity, and an increase of $1.9 million related to our strategic and financial review process.

        For the year ended December 31, 2014, Depreciation and software and leasehold amortization increased $5.0 million, or 16%, to $36.0 million from $31.0 million during the year ended December 31, 2013, as a result of increased depreciation on equipment and software related to capital expenditures.

        For the year ended December 31, 2014, Amortization of identifiable intangible assets decreased $6.1 million, or 33% to $12.7 million from $18.8 million during the year ended December 31, 2013. The decrease was the result of applying an accelerated amortization method to certain of our intangible assets that are at later stages of their estimated useful lives.

        During the years ended December 31, 2014 and 2013, Fair value adjustment to contingent consideration of $1.1 million and $2.6 million, respectively, were recorded related to our acquisition of De Novo Legal LLC in 2011. See Note 5 to the Consolidated Financial Statements for further discussion of the contingent consideration.

Net Interest Expense

        For the year ended December 31, 2014, Net interest expense increased $4.6 million, or 37%, to $16.7 million from $12.1 million during the year ended December 31, 2013. The increase reflects the higher principal amount of debt outstanding during the year ended December 31, 2014 as compared to the prior year and the higher rate of interest for our term loan under the credit facility as compared to the interest rate under the former credit facility. Interest expense for the year ended December 31, 2014 included $0.8 million related to fees incurred and expensed in conjunction with the amendment to our credit facility. Interest expense for the year ended December 31, 2013 included $1.0 million for the write-off of fees related to the early termination of the former credit facility. See Note 5 to the Consolidated Financial Statements for further discussion of the credit facility.

Income Taxes

        Our effective tax rate for the year ended December 31, 2014 was 77.2% and was 35.0% for the prior year period. Our 2014 tax benefit is higher than the U.S. statutory rate primarily because of the relative mix of income earned in international jurisdictions compared to the pre-tax loss in the United States. See Note 10 to the Consolidated Financial Statements for further details relating to the mix of foreign and U.S. domestic income (or loss) and corresponding income tax provisions.

Results of Operations by Segment

        The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 14 to the Consolidated Financial Statements. The table below presents operating revenue, direct costs and selling, general and administrative expenses (including reimbursable expenses) and segment performance measure for each of our reportable segments and a reconciliation of the segment performance measure to consolidated income before income taxes.

	Year Ended December 31,
			$ Change Increase / (Decrease)	% Change Increase / (Decrease)
Amounts in thousands	2014	2013
Operating revenue
Technology	$297,679	$284,929	$12,750	4%
Bankruptcy and Settlement Administration	146,439	153,761	(7,322)	(5)%

Total operating revenue	$444,118	$438,690	$5,428	1%

Reimbursable expenses
Technology	$2,540	$2,488	$52	2%
Bankruptcy and Settlement Administration	27,812	40,905	(13,093)	(32)%

Total reimbursable expenses	$30,352	$43,393	$(13,041)	(30)%

Direct costs, selling, general and administrative expenses
Technology	$218,255	$198,462	$19,793	10%
Bankruptcy and Settlement Administration	121,085	145,596	(24,511)	(17)%
Intercompany eliminations	(2,045)	(384)	(1,661)	433%

Total direct costs, selling, general and administrative expenses	$337,295	$343,674	$(6,379)	(2)%

Segment performance measure
Technology	$84,009	$89,339	$(5,330)	(6)%
Bankruptcy and Settlement Administration	53,166	49,070	4,096	8%

Total segment performance measure	$137,175	$138,409	$(1,234)	(1)%

Segment performance measure as a percentage of Operating revenue
Technology	28%	31%
Bankruptcy and Settlement Administration	36%	32%
Total	31%	32%
Reconciliation of Segment Performance Measure to Consolidated Income Before Income Taxes
Segment performance measure	$137,175	$138,409	$(1,234)	(1)%
Unallocated corporate expenses	(62,557)	(47,587)	(14,970)	31%
Share-based compensation expense	(13,098)	(10,008)	(3,090)	31%
Depreciation and software and leasehold amortization	(36,042)	(30,971)	(5,071)	16%
Amortization of intangible assets	(12,655)	(18,834)	6,179	(33)%
Fair value adjustment to contingent consideration	(1,142)	(2,580)	1,438	(56)%
Other operating income (expense)	(880)	791	(1,671)	N/M

Income from operations	10,801	29,220	(18,419)	(63)%
Interest expense, net	(16,653)	(12,115)	(4,538)	37%

Income (loss) before income taxes	$(5,852)	$17,105	$(22,957)	(134)%

N/M—not meaningful

Technology Segment

        For the year ended December 31, 2014, Operating revenue increased $12.8 million, or 4%, to $297.7 million from $284.9 million during the year ended December 31, 2013. The increased revenue was primarily the result of growth in our Europe and Asia operations, which increased $11.0 million or 22% as compared to 2013, including an increase of $5.4 million related to electronically stored information ("ESI"). In addition, ESI revenue increased by $3.2 million in our North America operations, offset by a decrease in document review services of $1.4 million.

        For the year ended December 31, 2014, Direct costs, selling, general and administrative expenses increased $19.8 million, or 10%, to $218.3 million from $198.5 million during the year ended December 31, 2013. This included an $11.2 million increase in direct compensation expenses for employees, project-based attorneys and contractor labor. This direct compensation increase was partially offset by a $6.7 million decrease in general and administrative employee compensation. The change in Direct costs, selling, general and administrative expenses also included a $7.9 million increase in information technology-related costs, a $3.8 million increase in other production related costs, and a $3.3 million increase in office-related expenses such as lease expense, maintenance, utilities and supplies primarily related to the expansion of our document review centers' capacity.

Bankruptcy and Settlement Administration Segment

        For the year ended December 31, 2014, Operating revenue decreased $7.4 million, or 5%, to $146.4 million from $153.8 million during the year ended December 31, 2013. The decrease was primarily due to a $10.6 million decrease in settlement administration revenues driven by a large private anti-trust engagement in the prior year which was principally completed in the first quarter of 2013 that increased legal notification and advertising services for that period. Settlement administration continues to be dependent on the timing and size of contracts awarded. This decrease was offset by a $3.2 million increase in bankruptcy related revenues in 2014.

        For the year ended December 31, 2014, Direct costs, selling, general and administrative expenses decreased $24.5 million, or 17%, to $121.1 million from $145.6 million during the year ended December 31, 2013. The decrease was primarily the result of a $20.7 million decrease in direct cost of services which was related to the large private anti-trust engagement which was active during the first quarter of 2013. In addition, there was a $3.1 million decrease in general and administrative employee compensation costs.

Results of Operations for the Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

        The following provides information relevant to our consolidated results of operations. Also see discussion of segment results in Results of Operations by Segment section below.

Consolidated Results of Operations

	Year Ended December 31,
Amounts in thousands	2013	2012	$ Change Increase / (Decrease)	% Change Increase / (Decrease)
Operating revenue	$438,690	$344,750	$93,940	27%
Reimbursable expenses	43,393	28,335	15,058	53%

Total Revenue	482,083	373,085	108,998	29%

Direct costs of operating revenue (exclusive of depreciation and amortization shown separately below)	210,458	145,629	64,829	45%
Reimbursable expenses	41,766	27,426	14,340	52%
Selling, general and administrative expense	149,045	117,023	32,022	27%
Depreciation and software and leasehold amortization	30,971	27,399	3,572	13%
Amortization of identifiable intangible assets	18,834	26,588	(7,754)	(29)%
Fair value adjustment to contingent consideration	2,580	(17,188)	19,768	N/M
Intangible asset impairment expense	—	1,777	(1,777)	(100)%
Other operating income	(791)	(220)	(571)	N/M

Total Operating Expense	452,863	328,434	124,429	38%

Income From Operations	29,220	44,651	(15,431)	(35)%

Interest Expense (Income)
Interest expense	12,130	9,263	2,867	31%
Interest income	(15)	(18)	3	(17)%

Net Interest Expense	12,115	9,245	2,870	31%

Income Before Income Taxes	17,105	35,406	(18,301)	(52)%
Provision for Income Taxes	5,995	12,979	(6,984)	(54)%

Net Income	$11,110	$22,427	$(11,317)	(50)%

N/M—not meaningful

Revenue

        For the year ended December 31, 2013, Operating revenue increased $93.9 million, or 27%, to $438.7 million from $344.8 million during the year ended December 31, 2012. The increase was driven by an $88.0 million increase in the Technology segment and a $6.0 million increase in the Bankruptcy and Settlement Administration segment. Refer to the subsequent Results of Operations by Segment for additional information.

        Our total revenue includes reimbursed expenses, such as postage related to notification services. Although reimbursed expenses may fluctuate significantly from period to period, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Operating Expenses

        For the year ended December 31, 2013, Direct cost of operating revenue, exclusive of depreciation and amortization expense, increased $64.9 million, or 45%, to $210.5 million from $145.6 million during the year ended December 31, 2012. The increase was due primarily to increased costs in support of revenue growth and included a $54.0 million increase in direct compensation related expenses primarily in support of growth in our eDiscovery document review services, a $4.6 million increase in direct contract labor, and a $6.8 million increase in outside production costs, partially offset by a $6.3 million decrease in legal notification and advertising services.

        For the year ended December 31, 2013, Reimbursable expenses increased $14.4 million, or 52%, to $41.8 million from $27.4 million during the year ended December 31, 2012. The decrease corresponds to the decline in Reimbursable expenses revenue.

        For the year ended December 31, 2013, Selling, general and administrative expenses increased $32.0 million, or 27%, to $149.0 million from $117.0 million during the year ended December 31, 2012. The increase was primarily due to our operating revenue growth and an increase in the number of employees to support the increased revenues, primarily in the Technology segment and to a lesser extent, incremental costs related to our data center consolidation project. The $32.0 million increase in selling, general and administrative expenses included a $21.9 million increase in compensation related expenses, a $3.7 million increase in outside professional services, a $3.3 million increase in office related expense and an increase of $2.9 million in travel related expenses.

        For the year ended December 31, 2013, Depreciation and software and leasehold amortization increased $3.6 million, or 13%, to $31.0 million from $27.4 million during the year ended December 31, 2012, as a result of increased depreciation on equipment and software related to segment investments.

        For the year ended December 31, 2013, Amortization of identifiable intangible assets decreased $7.8 million, or 29%, to $18.8 million from $26.6 million during the year ended December 31, 2012. The decrease was the result of applying an accelerated amortization method to certain of our intangible assets, which are at lower amortization stages of their estimated useful lives.

        The $2.6 million expense related to the fair value adjustment to contingent consideration for the year ended December 31, 2013 is related to the De Novo Legal LLC acquisition. For the year ended December 31, 2012, the income of $17.2 million from the fair value adjustment to contingent consideration is also related to the De Novo Legal LLC acquisition. See Notes 5 and 13 to the Consolidated Financial Statements for further detail.

Net Interest Expense

        For the year ended December 31, 2013, Net interest expense increased $2.9 million, or 31%, to $12.1 million from $9.2 million during the year ended December 31, 2012. The $2.9 million increase in net interest expense was primarily due to increased borrowings during 2013 as compared to the prior year period in addition to the partial write-off of deferred loan fees in the amount of $1.0 million associated with the replacement of our former credit facility. See Note 5 to the Consolidated Financial Statements for further information.

Income Taxes

        Our effective tax rate for 2013 decreased slightly to 35.0% from 36.7% for 2012. In both years, we recognized tax benefits associated with discrete events unique to each year. Our tax rate was reduced in 2013 due to recognizing $0.5 million of 2012 research credits as the legislation to extend the 2012 credit was passed in 2013. Our 2012 tax rate was reduced due to recognizing a $0.5 million benefit due to effectively settling a state income tax audit claim.

Results of Operations by Segment

	Year Ended December 31,
			$ Change Increase / (Decrease)	% Change Increase / (Decrease)
Amounts in thousands	2013	2012
Operating revenue
Technology	$284,929	$196,959	$87,970	45%
Bankruptcy and Settlement Administration	153,761	147,791	5,970	4%

Total operating revenue	$438,690	$344,750	$93,940	27%

Reimbursable expenses
Technology	$2,488	$1,546	$942	61%
Bankruptcy and Settlement Administration	40,905	26,789	14,116	53%

Total reimbursable expenses	$43,393	$28,335	$15,058	53%

Direct costs, selling, general and administrative expenses
Technology	$198,462	$125,182	$73,280	59%
Bankruptcy and Settlement Administration	145,596	122,359	23,237	19%
Intercompany eliminations	(384)	(203)	(181)	89%

Total direct costs, selling, general and administrative expenses	$343,674	$247,338	$96,336	39%

Segment performance measure
Technology	$89,339	$73,526	$15,813	22%
Bankruptcy and Settlement Administration	49,070	52,221	(3,151)	(6)%

Total segment performance measure	$138,409	$125,747	$12,662	10%

Segment performance measure as a percentage of Operating revenue
Technology	31%	37%
Bankruptcy and Settlement Administration	32%	35%
Total	32%	36%
Reconciliation of Segment Performance Measure to Consolidated Income Before Income Taxes
Segment performance measure	$138,409	$125,747	$12,662	10%
Unallocated corporate expenses	(47,587)	(36,021)	(11,566)	32%
Share-based compensation expense	(10,008)	(6,719)	(3,289)	49%
Depreciation and software and leasehold amortization	(30,971)	(27,399)	(3,572)	13%
Amortization of intangible assets	(18,834)	(26,588)	7,754	(29)%
Fair value adjustment to contingent consideration	(2,580)	17,188	(19,768)	N/M
Intangible asset impairment expense	—	(1,777)	1,777	(100)%
Other operating income	791	220	571	N/M

Income from operations	29,220	44,651	(15,431)	(35)%
Interest expense, net	(12,115)	(9,245)	(2,870)	(31)%

Income before income taxes	$17,105	$35,406	$(18,301)	(52)%

N/M—not meaningful

Technology Segment

        For the year ended December 31, 2013, Operating revenue increased $87.9 million, or 45%, to $284.9 million from $197.0 million during the year ended December 31, 2012. The increased revenue was primarily the result of an increase in eDiscovery engagements as compared to the prior year. During 2013 we continued to expand internationally with eDiscovery offices and data centers in Tokyo (office and data center), Shanghai (data center only) and Toronto (office and data center). International operating revenue grew 90% in 2013 to $50.3 million from $26.5 million in 2012.

        For the year ended December 31, 2013, Direct, selling, general and administrative costs increased $73.3 million, or 59%, to $198.5 million from $125.2 million during the year ended December 31, 2012. The increase was primarily in support of revenue growth and included an increase of $56.5 million in compensation related expense, a $6.0 million increase in information technology related costs, a $2.6 million increase in outside production costs, a $2.5 million increase in direct contract labor, a $2.4 million increase in office related expense, and a $1.1 million increase in travel related expense.

Bankruptcy and Settlement Administration Segment

        For the year ended December 31, 2013, Operating revenue increased $6.0 million, or 4%, to $153.8 million from $147.8 million during the year ended December 31, 2012. The increase was primarily due to a large private anti-trust settlement administration engagement which was principally completed in the first quarter of 2013 that increased legal notification and advertising services as compared to 2012. This increase was partially offset by decreases in revenues resulting from a cyclical downturn in bankruptcy filings.

        For the year ended December 31, 2013, Direct, selling, general and administrative expenses increased $23.2 million, or 19%, to $145.6 million from $122.4 million during the year ended December 31, 2012. The decrease was primarily the result of a $5.6 million increase in compensation related expense, a $13.1 million increase in reimbursed direct costs related to a large settlement administration engagement which was active during the entirety of 2013, a $4.1 million increase in other production costs, a $5.1 million increase in outside production costs, offset by a $6.3 million decrease in legal notification costs.

Liquidity and Capital Resources

Overview

        As of December 31, 2014, we had $54.2 million in cash and cash equivalents on hand, of which $14.3 million is held with financial institutions outside of the United States. We consider the earnings of our foreign subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. In the event that we decide to repatriate foreign earnings, we would have to adjust the income tax provision in the period when we determine that the earnings will no longer be indefinitely invested outside the United States.

        We have historically funded our operations primarily through cash flows from operations, borrowings under our credit facility and the issuance of debt. Furthermore, we have historically used cash to develop and enhance our proprietary software products, enhance the operating efficiency of our data centers, repurchase shares of our common stock and pay dividends. We have also used cash flows from operations to pay interest and principal amounts outstanding under our credit facility.

        We believe that existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, borrowing capacity under our credit facility, will suffice to meet our operating and debt service requirements and other current liabilities for at least the next

12 months. As we expect to continue to generate positive free cash flow in 2015 and beyond, we expect to continue to repay the amounts outstanding under our credit facility.

Operating Activities

        During the year ended December 31, 2014, our operating activities provided net cash of $69.7 million. Included in net cash provided by operating activities was a net loss of $1.3 million, which included $67.3 million of non-cash expenses for a total contribution to operating cash flows of $66.0 million related to net income adjusted to exclude non-cash expenses. Cash provided by operating activities also included a $3.7 million net increase in cash resulting from changes in operating assets and liabilities, primarily from a $22.5 million decrease in trade accounts receivable, offset by an increase in income taxes receivable of $11.7 million and a decrease in accounts payable and other liabilities of $3.9 million. Trade accounts receivable fluctuate from period to period depending on the period to period change in revenue and the timing of revenue and collections. Accounts payable fluctuate from period to period depending on the timing of purchases and payments.

        During the year ended December 31, 2013, our operating activities provided net cash of $32.6 million. Included in net cash provided by operating activities was net income of $11.1 million and $58.1 million of non-cash expenses, for a total of $69.2 million. Cash provided by operating activities also included a $36.6 million net use of cash resulting from changes in operating assets and liabilities, primarily from a $43.4 million increase in trade accounts receivable including a $32.7 million increase in fourth quarter total revenue as compared to the same period in the prior year. Cash provided by operating activities also included the use of cash for customer deposits primarily related to the fourth quarter 2012 receipt of a $14.3 million customer deposit for a large settlement administration engagement and other expenditures for that matter. These uses of cash were partially offset by a $16.1 million increase in accounts payable and other liabilities and a $5.9 million increase in income tax liabilities.

        During the year ended December 31, 2012, our operating activities provided net cash of $73.7 million. Included in net cash provided by operating activities was net income of $22.4 million and non-cash expenses of $50.8 million for a total of $73.2 million. The net use of cash resulting from changes in operating assets and liabilities included a $17.1 million increase in trade accounts receivable primarily due to revenue growth offset by a $14.1 million increase in customer deposits, offset by a $2.2 million decrease in income tax liabilities and a $2.8 million decrease in prepaid expenses and other assets.

Investing Activities

        During the years ended December 31, 2014, 2013 and 2012, we used cash of $28.9 million, $34.6 million and $16.0 million, respectively, including, for the purchase of computer hardware mainly for the expansion and enhancement of our network infrastructure, in support of the data growth of our Technology segment, purchased software licenses primarily for our Technology segment and $7.9 million related to the expansion of our Kansas City corporate headquarters which was completed in the third quarter of 2013. Software development is essential to our continued growth and during the years ended December 31, 2014, 2013, and 2012, we used cash of $7.2 million, $6.1 million and $6.5 million, respectively, to fund internal costs related to the development of software. Additionally, in 2014 we used cash of $0.3 million in connection with the acquisition of Minus–10 Software, LLC ("Minus 10").

Financing Activities

        During the year ended December 31, 2014, we repaid $10.8 million of long-term debt obligations, including $3.0 million under the credit facility, $4.1 million related to the repayment of a note payable and $3.7 million related to other long-term debt obligations. We also paid $5.0 million of contingent acquisition consideration related to the December 28, 2011 acquisition of De Novo Legal LLC based upon achievement of 2013 revenue-based performance measures, $12.8 million in dividends and we used $4.0 million to repurchase shares we were required to repurchase to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock option exercises. Additionally, we used $0.8 million related to debt issuance costs. Cash proceeds from the exercise of stock options were $12.5 million.

        During the year ended December 31, 2013, we borrowed $88.0 million and repaid $287.0 million under our former credit facility, inclusive of the payment of the outstanding revolving loan balance on August 27, 2013, the proceeds of which were used primarily to fund working capital requirements associated with sequential revenue growth and capital expenditures including the Kansas City corporate headquarters expansion and the data center consolidation project. During the year ended December 31, 2013, we paid $3.1 million of deferred acquisition consideration related to the December 28, 2011 acquisition of De Novo Legal LLC, $7.9 million of principal payments related to other debt, and $12.9 million of dividends. During the year ended December 31, 2013, we used $29.4 million to repurchase shares under our share repurchase program and shares required to be repurchased by the Company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock option exercises.

        During the year ended December 31, 2012, we borrowed $65.0 million and repaid $83.0 million under our former credit facility along with $7.2 million of principal payments related to other debt for total debt reduction of $25.2 million. In addition, we paid $12.4 million in dividends and used $6.0 million to repurchase shares under our share repurchase program and shares required to be repurchased by the Company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock option exercises. In addition, during the year ended December 31, 2012, we paid $8.4 million related to deferred purchase consideration in connection with the October 1, 2010 acquisition of Jupiter eSources LLC. See Note 5 to Consolidated Financial Statements for further information.

Credit Agreement

        On August 27, 2013, we entered into a $400 million senior secured credit facility consisting of a $100 million senior revolving loan commitment, maturing in August 2018, and a $300 million senior secured term loan, maturing in August 2020 (the "Credit Agreement").

        During the term of the Credit Agreement, we have the right, subject to compliance with the covenants specified in the Credit Agreement, to increase the amounts available under the credit facility up to a maximum of $600 million in one or more tranches including increasing the term loan from $300 million to $500 million and total capacity under the senior revolving loan commitment from its original $100 million up to a maximum of $200 million. The credit facility is secured by liens on our real property and a significant portion of our personal property.

        On March 26, 2014, we entered into the First Amendment to the Credit Agreement ("First Amendment"), which reduced the interest rate options for our senior secured term loan and reduced the LIBOR floor. Effective with the date of the First Amendment, the senior secured term loan bore interest as follows: (1) 2.50% plus prime rate subject to a 1.75% floor; or (2) 3.50% plus one, two, three or six month LIBOR subject to a 0.75% LIBOR floor. As of December 31, 2014, all outstanding borrowings under the senior secured term loan were based on the 0.75% LIBOR floor and the applicable margin was 3.50% for an aggregate floating rate of 4.25%.

        The term loan facility under our credit facility requires scheduled quarterly principal payments of $750,000, and a final installment equal to the remaining principal balance in August 2020. In addition, the Credit Agreement contains certain annual mandatory pre-payment terms based on a percentage of excess cash flow, commencing with measurement for the fiscal year ended December 31, 2014, and initial payment, if any, in fiscal year 2015. Excess cash flow, as defined in the Credit Agreement includes Consolidated EBITDA (as defined in the Credit Agreement) adjusted for capital expenditures, changes in working capital, interest paid, income taxes paid, principal payments, dividends and certain acquisition-related obligations. Such annual mandatory prepayments are only required when the net leverage ratio exceeds (as defined in the Credit Agreement) 2.75 to 1.00. As of December 31, 2014, mandatory prepayments outstanding under the credit facility were $0.6 million, which are included in Current maturities of long-term obligations in the Consolidated Balance Sheet.

        Pursuant to the Credit Agreement our net leverage ratio is not permitted to exceed 4.50 to 1.00. In addition, our Credit Agreement contains other customary covenants including limitations on (i) creating liens, debt, guarantees or other contingent obligations, (ii) engaging in mergers, acquisitions and consolidations, (iii) paying dividends or other distributions to, and redeeming and repurchasing securities from, equity holders, (iv) prepaying, redeeming or repurchasing subordinated or junior debt, and (v) engaging in certain transactions with affiliates, in each case, subject to customary exceptions. Under our Credit Agreement, our ability to declare and pay dividends and repurchase securities from equity holders is limited by a requirement that such payments are not to exceed, in the aggregate, 50% of net income, as adjusted, on a cumulative basis for all quarterly periods from the closing date of the credit facility and ending prior to the date of payment or repurchase. Adjustments to Consolidated Net Income (as defined in the Credit Agreement) include among other items, the exclusion of extraordinary items, specified severance costs, cumulative effect of a change in accounting principle, intangible asset amortization and impairment charges, non-cash compensation expense, cumulative effect of foreign currency translations, and gains or losses from discontinued operations. Further, we are unable to declare and pay dividends and repurchase securities from equity holders if our net leverage ratio (as defined in the Credit Agreement) would exceed 4.25 to 1.0.

        On January 26, 2015, we entered into the Second Amendment to the Credit Agreement (the "Second Amendment"), which increased the interest rate options for the senior secured term loan. Effective on January 26, 2015, the senior secured term loan bears interest as follows (1) 2.75% plus prime rate subject to a 1.75% floor; or (2) 3.75% plus one, two, three or six month LIBOR subject to a 0.75% LIBOR floor. The Second Amendment also amended the definition of "Applicable Margin" increasing the margin determined by reference to our consolidated net leverage ratio (as defined in the Credit Agreement) for purposes of calculating the interest rate for base rate loans, Eurodollar loans and the fee applicable to letters of credit as specified therein. In addition, the Second Amendment amended the definitions of "Consolidated EBITDA", "Consolidated Net Income" and "Excess Cash Flow" to permit us to add back the following charges: (1) severance and reorganization costs and expenses incurred during any trailing twelve month period that includes a fiscal quarter ending on or after January 1, 2014 and on or prior to December 31, 2014; and (2) certain fees, costs and expenses incurred by us in connection with our previously announced review of certain strategic and financial alternatives, including potential proxy contests.

        As of December 31, 2014, we were in compliance with all financial covenants as amended on January 26, 2015.

        As of December 31, 2014, our outstanding borrowings under the term loan were $296 million and there were no borrowings outstanding under the revolving credit facility. See Note 5 to the Consolidated Financial Statements for additional information related to the credit facility.

Business Acquisitions

        On April 1, 2014, we completed the acquisition of Minus 10, a company that develops and maintains software products and provides related services to its customers with respect to web-enabled bankruptcy preparation and case management and expanded our Chapter 11 restructuring service offerings. The combined purchase consideration of $1.3 million included $0.3 million in cash consideration, $0.1 million of deferred purchase price and contingent consideration with an acquisition date fair value of $0.9 million. The sellers of Minus 10 have the right to receive contingent consideration based on a percentage of future qualifying profit and other measures, as defined in the purchase agreement. This contingent consideration would be payable, if earned, over seven discrete measurement periods beginning with the period from April 1, 2014 through December 31, 2014 and each annual period ending December 31, 2015 through December 31, 2020. The fair value of the contingent consideration was determined by a present value calculation of the potential payouts based on financial projections over the earn-out period. Subsequent changes in fair value, which will be measured quarterly, will be recognized in earnings. As of December 31, 2014, the estimated fair value of the contingent consideration was $1.1 million.

Dividends

        During 2014, total cash dividends declared were $13.0 million or $0.36 per share of common stock, and total dividends paid totaled $12.8 million, or $0.36 per share of common stock. Total cash dividends declared in 2013 were $12.8 million or $0.36 per share of common stock, and total dividends paid in 2013 totaled $12.9 million, or $0.36 per share of common stock.

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

Share Repurchase Program

        On November 6, 2013, our Board approved and authorized the 2014 Share Repurchase Program, which consists of the repurchase, on or prior to December 31, 2015, of our outstanding shares of common stock up to an aggregate of $35.0 million. The 2014 Share Repurchase Program became effective on January 1, 2014. There were no repurchases of shares of common stock under the 2014 Share Repurchase Program during the year ended December 31, 2014.

Off-balance Sheet Arrangements

        We do not utilize off-balance sheet arrangements in our operations; however, we enter into operating leases in the ordinary course of business. Our operating lease obligations are disclosed below under "Contractual Obligations" and also in Note 6 to the Consolidated Financial Statements.

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

        The following table summarizes our significant contractual obligations and commitments as of December 31, 2014.

	Payments Due By Period (in thousands)
Contractual Obligation(1)	2015	2016	2017	2018	2019	2020 & After	Total
Long-term obligations(2)	$16,099	$15,391	$15,263	$15,136	$15,008	$287,621	$364,518
Capital lease obligations(3)	2,749	185	172	71	—	—	3,177
Operating leases	9,666	7,226	5,402	5,238	5,265	24,958	57,755
Note payable(4)	4,832	4,848	3,636	—	—	—	13,316
Purchase commitments(5)	3,961	3,330	2,652	1,455	—	—	11,398
Executive resignation agreement(6)	3,985	1,021	—	—	—	—	5,006
Other obligations	116	—	510	864	963	1,231	3,684

Total(7)	$41,408	$32,001	$27,635	$22,764	$21,236	$313,810	$458,854

(1)
Approximately $5.1 million of unrecognized tax benefits are not included in this contractual obligations table due to the uncertainty related to the timing of any payments.

(2)
Includes scheduled principal and interest payments on our credit facility which matures in August 2020, assuming interest rates in effect as of December 31, 2014.

(3)
Includes scheduled principal and interest payments on our capital leases which mature in periods through 2018.

(4)
Includes scheduled principal and interest payments on our note payable related to a software license agreement.

(5)
Includes payments due under various types of licenses and agreements to purchase goods and services and also includes capital purchase obligations related to the construction or purchase of property, plant and equipment. These amounts were not recorded as liabilities on our consolidated balance sheet as of December 31, 2014, as we had not yet received the related goods or services.

(6)
Includes payments due to Christopher E. Olofson, our former President, Chief Operating Officer and director, pursuant to a resignation agreement between the Company and Mr. Olofson.

(7)
Total excludes contractual obligations already recorded on our consolidated balance sheet as current liabilities except for the short-term portions of long-term obligations and capital lease obligations.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), which require management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe our most critical accounting policies and estimates relate to the following:

  •
  Revenue recognition

  •
  Recoverability of goodwill

  •
  Recoverability of long-lived assets

  •
  Income taxes

        Management has discussed the development, selection and disclosure of critical accounting policies and estimates with the Audit Committee of the Board. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of the Company's significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements.

Revenue Recognition

        Non-Software Arrangements—Certain of our services, such as data hosting, processing and professional services are billed based on unit prices and volumes for which we have identified each deliverable service element. Based on our evaluation of each element, we have determined that each element delivered has standalone value to our customers because we or other vendors sell such services separately from any other services and deliverables. For certain of these services we have obtained objective and reliable evidence of the fair value of each element based either on the price we charge when we sell an element on a standalone basis or on third-party evidence of fair value of such similar services. For elements where evidence cannot be established, the best estimate of sales price has been used. Our arrangements do not include general rights of return. Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value or best estimated selling price of each unit of accounting, which is generally consistent with the stated prices in our arrangements. In instances when revenue recognition is deferred, we utilize the relative selling price method to calculate the revenue recognized for each period. When we have evidence of an arrangement, revenue for each separate unit of accounting is recognized each period. Revenue is recognized as the services are rendered, our fee becomes fixed and determinable, and collectability is reasonably assured. Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a customer deposit until all revenue recognition criteria have been satisfied.

        Software Arrangements—For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and post-contract customer support services at no charge to the trustee. The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement. We earn contingent monthly fees from the financial institutions for the software license, hardware lease, hardware maintenance, and post-contract customer support services provided to our trustee clients based on the average dollar amount of deposits held by the trustees with that financial institution. The monthly deposit fees have two components consisting of an interest-based component and a non-interest based service fee. Since we have not established vendor specific objective evidence of the fair value of the software license, we do not recognize any revenue on delivery of the software. The software element is deferred and included with the remaining undelivered elements, which are post-contract customer support services. Revenue related to post-contract customer support is entirely contingent on the future placement of liquidated estate deposits by the trustee with the financial institution. Accordingly, we recognize this contingent usage based revenue as the fee becomes fixed or determinable at the time actual usage occurs and collectability is probable. This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed. At that time, we have also satisfied the other revenue recognition criteria since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

        We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers as well as hardware maintenance. We retain ownership of all hardware provided and we account for this hardware as a lease. As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease. Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease. Therefore, all lease payments, based on the estimated fair value of hardware provided, are accounted for as contingent rentals, which require that we recognize rental income when the changes in the factor on which the contingent lease payment is based actually occur. This occurs at the end of each period as we achieve our target when deposits are held at the financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured. This revenue, which was substantially less than ten percent of our total revenue for the years ended December 31, 2014, 2013 and 2012, is included in the Consolidated Statements of Income as a component of "Operating revenue."

Recoverability of Goodwill

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

        The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We considered both a market approach and an income approach in order to develop an estimate of the fair value of each reporting unit for purposes of our annual impairment test. When available, and as appropriate, we use market multiples derived from a set of competitors or companies with comparable market characteristics to establish fair values for a particular reporting unit (market approach). We also estimate fair value using discounted projected cash flow analysis (income approach). Potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. In addition, financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital, used to determine our discount rate, and through our stock price, used to determine our market capitalization.

        The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. As of July 31, 2014, which is the date of our most recent impairment test, the fair value of each of our reporting units was in excess of the carrying value of the reporting unit.

        Our annual test is performed as of July 31 each year. As of December 31, 2014, there have been no events since our last annual test to indicate that it is more likely than not that the recorded goodwill balance had become impaired. Our consolidated goodwill totaled $404.2 million as of December 31, 2014.

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

	Technology	Bankruptcy and Settlement Administration	Total(2)
Fair Values in Excess of Carrying Values
Percentage by which fair value exceeds carrying value as of July 31, 2014	60%	32%	55%
Sensitivity Analysis—Change in Certain Key Assumptions
Percentage by which fair value would exceed carrying value:
• 25 basis points increase in discount rate(1)	55%	29%	n/a
• 25 basis points decrease in long-term growth rate(1)	57%	30%	n/a

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

Recoverability of Long-lived Assets

        We amortize long-lived assets over their estimated useful lives. Identifiable long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted future cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. Fair value is determined based on the lowest level of identifiable estimated future cash flows using discount rates determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect estimated future cash flows relating to our long-lived assets which could trigger impairment.

Income Taxes

        Our annual income tax expense or benefit is impacted by our income and the statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken.

        Tax law requires items to be included in the tax return that are different than when these items are reflected in the consolidated financial statements. As a result, the annual tax rate reflected in our consolidated financial statements is different from that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year and manner in which the differences are expected to reverse. Based on the evaluation of all available information, the Company recognizes future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risks to which we are exposed include interest rates under our credit facility, fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue, and foreign exchange rates giving rise to translation.

Interest Rate Risk

        The senior secured term loan under our credit facility bears interest as follows: (1) 2.50% plus prime rate subject to a 1.75% floor; or (2) 3.50% plus one, two, three or six month LIBOR rate subject to a 0.75% LIBOR floor. As of December 31, 2014, all outstanding borrowings under the term loan were based on LIBOR subject to a 0.75% LIBOR floor and the applicable margin was 3.50%.

        In November 2013 we entered into a two-year 3% interest rate cap agreement for a notional amount of $150 million equal to the portion of the senior secured term loan being hedged. As of December 31, 2014, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risks of rising interest rates.

        In April 2014 we entered into a forward interest rate swap effective from August 31, 2015 through August 27, 2020, with a notional amount of approximately $73.7 million equal to the portion of the outstanding amortized principal amount of the senior secured term loan being hedged as of the effective date of the forward interest rate swap. Under the swap we will pay a fixed amount of interest of 2.81% on the notional amount and the swap counterparty will pay a floating amount of interest based on LIBOR with a one-month designated maturity subject to a floor of 0.75% which is consistent with the Company's obligation under the term loan. The interest rate swap contains a floor of 0.75% to ensure that the one-month LIBOR received on each settlement of the interest rate swap will not be less than our LIBOR floor obligation to lenders of 0.75%.

        The objective of entering into this interest rate swap is to eliminate the variability of the cash flows in interest payments related to the portion of the debt being hedged. The interest rate swap qualifies as a cash flow hedge and, as such, is being accounted for at estimated fair value with changes in estimated fair value being deferred in accumulated other comprehensive income until such time as the hedged transaction is recognized in earnings. As of December 31, 2014, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risks of rising interest rates.

        We earn deposit-based and service fees from our Chapter 7 bankruptcy services. Deposit-based fees are earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients. The fees we earn are based on assets placed on deposit by our trustee clients and may vary based on fluctuations in short-term interest rates.

        Based on sensitivity analysis we performed for the year ended December 31, 2014, a hypothetical 1% movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

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

        We performed a sensitivity analysis assuming a hypothetical 1% increase in foreign exchange rates applied to our historical 2014 results of operations which indicated that such a movement would not have had a material effect on our total revenues or net income for the year ended December 31, 2014.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary financial information required to be filed under this Item 8 are presented on pages F-1 through F-43 in Part IV, Item 15 of this Form 10-K and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on their evaluation as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, including this Annual Report on Form 10-K, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15-(f) under the Securities Exchange Act of 1934, as amended. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2014. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 9A of this report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        Management, together with our principal executive officer and our principal financial officer, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2014. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Epiq Systems, Inc.
Kansas City, Kansas

        We have audited the internal control over financial reporting of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 2, 2015

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference to the sections entitled "Election of Directors (Proposal No. 1)", "Executive Officers", "Corporate Governance" and "Stock Ownership Information—Section 16(a) Beneficial Ownership Reporting Compliance" of our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2014.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to the sections entitled "Executive Compensation", "Corporate Governance—Director Compensation", "Corporate Governance—Compensation Committee Interlocks and Insider Participation" and "Executive Compensation—Report of the Compensation Committee" of our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to the sections entitled "Stock Ownership Information" of our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2014.

Equity Compensation Plan Information

        The following table sets forth as of December 31, 2014 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans:
Approved by security holders(2)	2,493,967	$11.05	1,065,693
Not approved by security holders(3)	435,000	$10.55	—

Total	2,928,967	$10.98	1,065,693

(1)
Includes shares available for issuance under the Current Plan, as awards in the form of nonvested shares or issued upon the exercise of options (including ISOs).

(2)
Additional information related to the equity compensation plans approved by security holders is contained in Note 12 to the Consolidated Financial Statements.

(3)
As part of certain acquisitions and as an inducement in hiring of certain new key executives, stock options are issued outside of the Current Plan from time to time. These options are granted at an option exercise price equal to fair market value of the common stock on the date of grant, are non-qualified options, are exercisable for up to 10 years from the date of grant, and generally vest 25% on the second anniversary of the grant date and continue to vest 25% per year on each anniversary of the grant date until fully vested.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

          Incorporated by reference to the sections entitled "Related Person Transactions" and "Corporate Governance—Director Independence" of our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2014.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

          Incorporated by reference to the sections entitled "Audit Committee—Principal Accountant Fees and Services" of our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2014.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as a part of this report:

  (1)
  Financial Statements.

      The following Consolidated Financial Statements, contained on pages F-1 through F-43 of this report, are filed as part of this report under Item 8 "Financial Statements and Supplementary Data."

    (2)
    Financial Statement Schedules.

Epiq Systems, Inc. and subsidiaries for each of the years in the three-year period ended December 31, 2014
Schedule II—Valuation and Qualifying Accounts
    (3)
    Exhibits.    Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2015	EPIQ SYSTEMS, INC.
	By:	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ TOM W. OLOFSON Tom W. Olofson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015
/s/ KARIN-JOYCE TJON SIEN FAT Karin-Joyce Tjon Sien Fat	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2015
/s/ JAMES A. BYRNES James A. Byrnes	Director	March 2, 2015
/s/ CHARLES C. CONNELY, IV Charles C. Connely, IV	Director	March 2, 2015
/s/ EDWARD M. CONNOLLY, JR. Edward M. Connolly, Jr.	Director	March 2, 2015
/s/ DOUGLAS M. GASTON Douglas M. Gaston	Director	March 2, 2015
/s/ JOEL PELOFSKY Joel Pelofsky	Director	March 2, 2015
/s/ KEVIN L. ROBERT Kevin L. Robert	Director	March 2, 2015

Signature	Name and Title	Date

/s/ W. BRYAN SATTERLEE W. Bryan Satterlee	Director	March 2, 2015
/s/ BRAD D. SCOTT Brad D. Scott	Director	March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Epiq Systems, Inc.
Kansas City, Kansas

        We have audited the accompanying consolidated balance sheets of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Epiq Systems, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 2, 2015

EPIQ SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,226	$40,336
Trade accounts receivable, less allowance for doubtful accounts of $3,986 and $4,379, respectively	117,854	145,134
Prepaid expenses	12,934	10,617
Income tax receivable	9,437	—
Deferred income taxes	4,625	3,824
Other current assets	71	58

Total Current Assets	199,147	199,969

LONG-TERM ASSETS:
Property and equipment, net	70,579	72,118
Internally developed software, net	14,713	16,201
Goodwill	404,187	404,302
Other intangibles, net	29,605	41,117
Other long-term assets	20,021	14,074

Total Long-term Assets	539,105	547,812

Total Assets	$738,252	$747,781

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,548	$30,419
Current maturities of long-term obligations	10,959	13,349
Accrued compensation	18,673	17,932
Customer deposits	2,534	2,717
Deferred revenue	2,276	4,020
Dividends payable	3,376	3,142
Other accrued expenses	7,988	6,985

Total Current Liabilities	64,354	78,564

LONG-TERM LIABILITIES:
Deferred income taxes	34,650	35,558
Other long-term liabilities	11,789	8,537
Long-term obligations (excluding current maturities)	302,522	299,108

Total Long-term Liabilities	348,961	343,203

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Participating preferred stock, series A—$1 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; Authorized 100,000,000 shares; Issued and outstanding 2014—40,835,651 and 36,680,469 shares, respectively; Issued and outstanding 2013—40,298,852 and 34,991,629 shares, respectively	408	403
Additional paid-in capital	294,054	291,414
Accumulated other comprehensive loss	(4,362)	(541)
Retained earnings	88,391	102,754
Treasury stock, at cost—4,155,182 shares and 5,307,223 shares, respectively	(53,554)	(68,016)

Total Equity	324,937	326,014

Total Liabilities and Equity	$738,252	$747,781

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
REVENUE:
Operating revenue	$444,118	$438,690	$344,750
Reimbursable expenses	30,352	43,393	28,335

Total Revenue	474,470	482,083	373,085

OPERATING EXPENSE:
Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	216,317	210,458	145,629
Reimbursable expenses	29,592	41,766	27,426
Selling, general and administrative expense	167,041	149,045	117,023
Depreciation and software and leasehold amortization	36,042	30,971	27,399
Amortization of identifiable intangible assets	12,655	18,834	26,588
Fair value adjustment to contingent consideration	1,142	2,580	(17,188)
Intangible asset impairment expense	—	—	1,777
Other operating (income) expense	880	(791)	(220)

Total Operating Expense	463,669	452,863	328,434

INCOME FROM OPERATIONS	10,801	29,220	44,651

INTEREST EXPENSE (INCOME):
Interest expense	16,674	12,130	9,263
Interest income	(21)	(15)	(18)

Net Interest Expense	16,653	12,115	9,245

INCOME (LOSS) BEFORE INCOME TAXES	(5,852)	17,105	35,406
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(4,515)	5,995	12,979

NET INCOME (LOSS)	$(1,337)	$11,110	$22,427

NET INCOME (LOSS) PER SHARE INFORMATION:
Basic	$(0.04)	$0.31	$0.62
Diluted	$(0.04)	$0.30	$0.61
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,512	35,434	35,497
Diluted	35,512	36,302	36,373

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2014	2013	2012
NET INCOME (LOSS)	$(1,337)	$11,110	$22,427
Other comprehensive income:
Foreign currency translation adjustment, net of $0 tax in all years	(2,411)	891	555
Unrealized losses on derivatives, net of tax benefit of $1,067, $0 and $0, respectively	(1,410)	—	—

COMPREHENSIVE INCOME (LOSS)	$(5,158)	$12,001	$22,982

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCI(1)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2012	39,494	(3,740)	$395	$286,869	$(1,987)	$95,849	$(48,207)	$332,919
Net income	—	—	—	—	—	22,427	—	22,427
Foreign currency translation adjustment	—	—	—	—	555	—	—	555
Tax deficiency from share-based compensation	—	—	—	(315)	—	—	—	(315)
Restricted common stock issued under share-based compensation plans	430	—	4	—	—	—	—	4
Stock option exercises	—	240	—	(2,208)	—	—	3,088	880
Common stock repurchased under share-based compensation plans	—	(217)	—	—	—	—	(2,689)	(2,689)
Share repurchases (Note 7)	—	(284)	—	—	—	—	(3,299)	(3,299)
Dividends declared ($0.385 per share) (Note 7)	—	—	—	—	—	(13,831)	—	(13,831)
Share-based compensation expense	—	—	—	6,719	—	—	—	6,719
Balance at December 31, 2012	39,924	(4,001)	$399	$291,065	$(1,432)	$104,445	$(51,107)	$343,370
Net income	—	—	—	—	—	11,110	—	11,110
Foreign currency translation adjustment	—	—	—	—	891	—	—	891
Tax benefit from share-based compensation	—	—	—	2,828	—	—	—	2,828
Restricted common stock issued under share-based compensation plans	375	153	4	(2,020)	—	—	2,020	4
Stock option exercises	—	780	—	(7,466)	—	—	10,467	3,001
Common stock repurchased under share-based compensation plans	—	(471)	—	—	—	—	(6,515)	(6,515)
Share repurchases (Note 7)	—	(1,768)	—	—	—	—	(22,881)	(22,881)
Dividends declared ($0.36 per share) (Note 7)	—	—	—	—	—	(12,801)	—	(12,801)
Share-based compensation expense (Note 12)	—	—	—	7,007	—	—	—	7,007
Balance at December 31, 2013	40,299	(5,307)	$403	$291,414	$(541)	$102,754	$(68,016)	$326,014
Net loss	—	—	—	—	—	(1,337)	—	(1,337)
Foreign currency translation adjustment	—	—	—	—	(2,411)	—	—	(2,411)
Unrealized losses on cash flow hedges	—	—	—	—	(1,410)	—	—	(1,410)
Tax deficiency from share-based compensation	—	—	—	(966)	—	—	—	(966)
Restricted common stock issued under share-based compensation plans	537	347	5	(1,478)	—	—	4,479	3,006
Stock option exercises	—	1,081	—	(1,467)	—	—	13,965	12,498
Common stock repurchased under share-based compensation plans	—	(276)	—	—	—	—	(3,982)	(3,982)
Dividends declared ($0.36 per share) (Note 7)	—	—	—	—	—	(13,026)	—	(13,026)
Share-based compensation expense (Note 12)	—	—	—	6,551	—	—	—	6,551
Balance at December 31, 2014	40,836	(4,155)	$408	$294,054	$(4,362)	$88,391	$(53,554)	$324,937
(1)
AOCI—Accumulated Other Comprehensive Income (Loss)

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,337)	$11,110	$22,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software and leasehold amortization	36,042	30,971	27,399
Amortization of intangible assets	12,655	18,834	26,588
Share-based compensation expense	13,098	10,008	6,719
Fair value adjustment to contingent consideration	1,142	2,580	(17,188)
Loan fee amortization and write-off	2,153	1,903	716
Provision for doubtful accounts	3,552	2,411	2,223
Deferred income taxes	(538)	(6,517)	1,473
Excess tax benefit related to share-based compensation	(1,142)	(1,328)	—
Intangible asset impairment expense	—	—	1,777
Accretion of discount	—	—	1,162
Other, net	364	(803)	(105)
Changes in operating assets and liabilities:
Trade accounts receivable	22,513	(43,392)	(17,123)
Prepaid expenses and other assets	(1,180)	(2,281)	2,833
Accounts payable and other liabilities	(3,882)	16,063	(693)
Customer deposits	(182)	(13,377)	14,122
Deferred revenue	(1,748)	877	(85)
Income taxes	(11,700)	5,858	2,240
Other	(88)	(319)	(750)

Net cash provided by operating activities	69,722	32,598	73,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28,885)	(34,646)	(16,025)
Internally developed software costs	(7,154)	(6,061)	(6,467)
Cash paid for business acquisitions, net of cash acquired	(302)	—	—
Cash proceeds from sale of assets	924	5	499
Other investing activities, net	—	—	186

Net cash used in investing activities	(35,417)	(40,702)	(21,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	300,000	—
Proceeds from revolver borrowings	—	88,000	65,000
Payments to reduce revolver borrowings	—	(287,000)	(83,000)
Debt issuance costs	(837)	(8,141)	—
Payments under long-term obligations	(10,821)	(7,903)	(7,163)
Payment of acquisition-related liabilities	(4,962)	(3,139)	(8,400)
Excess tax benefit related to share-based compensation	1,142	1,328	—
Common stock repurchases (Note 7)	(3,982)	(29,396)	(5,988)
Cash dividends paid (Note 7)	(12,793)	(12,891)	(12,386)
Proceeds from exercise of stock options	12,503	3,005	884

Net cash provided by (used in) financing activities	(19,750)	43,863	(51,053)

Effect of exchange rate changes on cash	(665)	769	95
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,890	36,528	970
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	40,336	3,808	2,838

CASH AND CASH EQUIVALENTS, END OF YEAR	$54,226	$40,336	$3,808

Cash paid for:
Interest	$14,056	$10,381	$7,630
Income taxes paid, net	8,324	7,488	8,843
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable and other long-term liabilities	2,413	10,261	3,076
Capitalized lease obligations	446	7,902	176
Dividends declared but not yet paid (Note 7)	3,376	3,142	3,231
Notes payable (Note 5)	12,895	—	—
Contingent consideration incurred in business acquisition (Note 13)	976	—	—

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Epiq Systems, Inc. ("Epiq," "the Company," "we," "us," or "our") and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Description of Business

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

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the carrying amount of intangibles, goodwill, and valuation allowances for receivables, contingencies and deferred income tax assets. Actual results can, and often do, differ from those assumed in our estimates.

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

Property and Equipment, Software and Leasehold Improvements

        Property and equipment, including leasehold improvements and purchased software, are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful life of each asset or, for leasehold improvements, the lesser of the lease term or useful life. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amounts of assets may not be recoverable. We first evaluate recoverability of assets to be held and used by comparing the carrying amount of the asset to undiscounted expected future cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

        Depreciation and software and leasehold amortization for the years ended December 31, 2014, 2013 and 2012, was $36.0 million, $31.0 million and $27.4 million, respectively. The caption "Depreciation and software and leasehold amortization" in the accompanying Consolidated Statements of Income (Loss) includes costs that are directly related to services of approximately $23.1 million, $16.0 million and $12.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Purchase Price Allocation

        We have acquired a number of businesses in past years, and we may acquire additional businesses in the future. Accounting for the acquisition of a business requires us to determine the fair value of all assets acquired, including identifiable intangible assets, liabilities assumed, and contingent consideration obligations. The cost of the acquisition is allocated to these assets and liabilities in amounts equal to the estimated fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires the use of estimates and assumptions, including quoted market prices and estimates of future cash flows to be generated by the acquired assets. Acquisition-related costs for potential and completed acquisitions are expensed, as incurred, and are included in "Other operating expense" in our Consolidated Statements of Income (Loss). Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results.

        Determining the fair value of contingent consideration requires an assessment of the projected revenue over the measurement period and applying an appropriate discount rate based upon the weighted average cost of capital. This fair value assessment is also required in periods subsequent to a

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

business combination. Such estimates are inherently difficult and subjective and variances from such estimates could have a material impact on our Consolidated Financial Statements.

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

        The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We considered both a market approach and an income approach in order to develop an estimate of the fair value of each reporting unit for purposes of our annual impairment test. When available, and as appropriate, we use market multiples derived from a set of competitors or companies with comparable market characteristics to establish fair values for a particular reporting unit (market approach). We also estimate fair value using discounted projected cash flow analysis (income approach). Potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. In addition, financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital, used to determine our discount rate, and through our stock price, used to determine our market capitalization.

        The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. As of July 31, 2014, which is the date of our most recent impairment test, the fair value of each of our reporting units was in excess of the carrying value of the reporting unit.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed as of July 31 each year. As of December 31, 2014, there have been no events since our last annual test to indicate that it is more likely than not that the recorded goodwill balance had become impaired. Our consolidated goodwill totaled $404.2 million as of December 31, 2014.

Intangible Assets

        Identifiable intangible assets, resulting from various business acquisitions, consist of customer relationships, agreements not to compete, technology, and trade names. We amortize the identifiable intangible assets over their estimated economic benefit period, generally from five to ten years. These definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable. If we were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset's remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from other events and circumstances may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge. See Note 4 to the Consolidated Financial Statements for further detail.

Deferred Loan Fees

        Incremental, third-party costs related to establishing credit facilities are capitalized and amortized based on the terms of the related debt. The unamortized costs are included as a component of other long-term assets on our Consolidated Balance Sheets. Amortization costs are included as a component of interest expense on our Consolidated Statements of Income (Loss).

Share-Based Compensation

        We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of our stock option grants is estimated on the grant date using a Black-Scholes option-pricing model. We recognize compensation expense related to stock option grants on a straight-line basis over the period the grant is earned by the employee.

        The fair value of our restricted stock awards is the quoted market value of Epiq's stock on the grant date. In the period it becomes probable that the minimum performance criteria specified in the restricted stock award agreement will be achieved, we recognize expense for the proportionate share of the total fair value of the award related to the vesting period that has already lapsed. The remaining cost of the award is expensed on a straight-line basis over the balance of the vesting period. In the

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

event we determine it is no longer probable that we will achieve the minimum performance criteria specified in the restricted stock award agreement, we reverse all of the previously recognized compensation expense in the period such a determination is made.

Income Taxes

        A deferred tax asset or liability is recognized for the anticipated future tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements and for operating loss and tax credit carryforwards. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Realization of the deferred tax assets is dependent on our ability to generate sufficient future taxable income and, if necessary, execution of our tax planning strategies. In the event we determine that sufficient future taxable income, taking into consideration tax planning strategies, may not generate sufficient taxable income to fully realize net deferred tax assets, we may be required to establish or increase valuation allowances by a charge to income tax expense in the period such a determination is made. This charge may have a material impact on recognized income tax expense on our Consolidated Statements of Income (Loss). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recognition of a change in enacted tax rates may have a material impact on recognized income tax expense and on our Consolidated Statements of Income (Loss).

        We follow accounting guidance which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under this guidance, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application of this guidance requires numerous estimates based on available information. We consider many factors when evaluating and estimating our tax positions and tax benefits, and our recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As we obtain additional information, we may need to periodically adjust our recognized tax positions and tax benefits. These periodic adjustments may have a material impact on our Consolidated Statements of Income. For additional information related to uncertain tax positions see Note 10 to the Consolidated Financial Statements.

Derivative Instruments

        We may use derivative financial instruments as part of our risk management strategy to reduce our interest rate exposure. We do not enter into derivative financial instruments for speculative or trading purposes. The fair value of derivative instruments is recognized as assets and/or liabilities at the balance sheet date. Changes in the fair value of derivative instruments are recognized in operating results or included in accumulated other comprehensive income (loss), depending on whether the

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

derivative instrument is accounted for as a derivative under Accounting Standards Codification ("ASC") 815 "Derivatives and Hedging" or we elect, and the relationship between the hedged item and hedging instrument qualifies for, hedge accounting treatment and whether it is considered a fair value or cash flow hedge. See Note 5 to the Consolidated Financial Statements for more information on our hedging activities.

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

  •
  Deposit-based fees earned for the provision of software licenses, limited hardware and hardware maintenance, and post-contract customer support services to our trustee clients are based on a percentage of Chapter 7 assets placed on deposit with designated financial institutions by our trustee clients. Our trustee clients do not directly pay fees in connection with these services. The fees earned based on assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates and changes in service fees assessed on such deposits.

  •
  Legal noticing services to parties of interest in bankruptcy, class action and other administrative matters including direct notification and media campaign and advertising management in which we coordinate notification, primarily through print media outlets to potential parties of interest for a particular client engagement.

  •
  Data hosting fees and volume-based fees.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Software Arrangements

        For our Chapter 7 bankruptcy trustee arrangements, we provide our trustee clients with a software license, hardware lease, hardware maintenance, and post-contract customer support services at no charge to the trustee. The trustees place their liquidated estate deposits with a financial institution with which we have an arrangement. We earn contingent monthly fees from the financial institutions for the software license, hardware lease, hardware maintenance, and post-contract customer support services provided to our trustee clients based on the average dollar amount of deposits held by the trustees with that financial institution. The monthly deposit fees have two components consisting of an interest-based component and a non-interest based service fee. Since we have not established vendor specific objective evidence of the fair value of the software license, we do not recognize any revenue on delivery of the software. The software element is deferred and included with the remaining undelivered elements, which are post-contract customer support services. Revenue related to post-contract customer support is entirely contingent on the future placement of liquidated estate deposits by the trustee with the financial institution. Accordingly, we recognize this contingent usage based revenue as the fee becomes fixed or determinable at the time actual usage occurs and collectability is probable. This occurs monthly as a result of the computation, billing and collection of monthly deposit fees contractually agreed. At that time, we have also satisfied the other revenue recognition criteria since we have persuasive evidence that an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

        We also provide our trustee clients with certain hardware, such as desktop computers, monitors, and printers as well as hardware maintenance. We retain ownership of all hardware provided and we account for this hardware as a lease. As the hardware maintenance arrangement is an executory contract similar to an operating lease, we use guidance related to contingent rentals in operating lease arrangements for hardware maintenance as well as for the hardware lease. Since the payments under all of our arrangements are contingent upon the level of trustee deposits and the delivery of upgrades and other services, and there remain important uncertainties regarding the amount of unreimbursable costs yet to be incurred by us, we account for the hardware lease as an operating lease. Therefore, all lease payments, based on the estimated fair value of hardware provided, are accounted for as contingent rentals, which require that we recognize rental income when the changes in the factor on

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

which the contingent lease payment is based actually occur. This occurs at the end of each period as we achieve our target when deposits are held at the financial institution as, at that time, evidence of an arrangement exists, delivery has occurred, the amount has become fixed and determinable, and collection is reasonably assured. This revenue, which represents less than ten percent of our total revenue for the years ended December 31, 2014, 2013 and 2012, is included in the Consolidated Statements of Income (Loss) as a component of "Operating revenue."

Reimbursements

        We have revenue related to reimbursable expenses, primarily postage. Reimbursable postage and other reimbursable expenses are recorded gross in the Consolidated Statements of Income (Loss) as "Reimbursable expenses" in the revenue and operating expenses sections.

Costs Related to Contract Acquisition, Origination, and Set-up

        We expense customer contract acquisition, origination, and set-up costs as incurred.

Foreign Currency Translation

        Local currencies are the functional currencies for our operating subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are part of accumulated other comprehensive loss and are included as a separate component of equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of significant value are translated as of the date of the transactions for these subsidiaries; however, day to day operational transactions are translated at average rates of exchange. As of December 31, 2014, 2013, and 2012, cumulative translation adjustments included in accumulated other comprehensive loss were $3.0 million, $0.5 million and $1.4 million, respectively.

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

DECEMBER 31, 2014, 2013 AND 2012

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

        In August 2014, the Financial Accounting Standards Board (the "FASB") issued new guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements which is intended to enhance the timeliness, clarity and consistency of disclosure concerning such uncertainties. The new guidance requires management to perform assessments, on an interim and annual basis, of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's interim or annual financial statements, as applicable. In addition, entities must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for us beginning January 1, 2017. We do not expect this new guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 2: PROPERTY AND EQUIPMENT

        The classification of property and equipment and the related estimated useful lives is as follows:

	December 31,
			Estimated Useful Life
	2014	2013
	(in thousands)
Land	$1,247	$1,247
Building and building and leasehold improvements	23,428	22,127	3 - 30 years
Furniture and fixtures	8,796	7,712	5 years
Computer equipment and purchased software	131,229	110,449	2 - 5 years
Transportation equipment	5,027	7,522	3 - 5 years
Operations equipment	6,267	6,122	3 - 5 years
Construction in progress	4,402	18,295

	180,396	173,474
Accumulated depreciation and amortization	(109,817)	(101,356)

Property and equipment, net	$70,579	$72,118

        Computer equipment and purchased software includes property acquired under capital leases. At December 31, 2014 and 2013, there was $4.4 million and $8.2 million, respectively, of assets under capital lease, inclusive of accumulated depreciation of $4.0 million and $5.7 million, respectively, included in the above table.

NOTE 3: INTERNALLY DEVELOPED SOFTWARE

        The following is a summary of internally developed software:

	Year Ended December 31,
	2014	2013
	(in thousands)
Amounts capitalized, beginning of year	$68,862	$62,962
Development costs capitalized	7,154	6,061
Dispositions	(44)	(161)

Amounts capitalized, end of year	75,972	68,862
Accumulated amortization, end of year	(61,259)	(52,661)

Internally developed software, net	$14,713	$16,201

        Included in the above are capitalized software development costs for projects in progress of $1.0 million and $3.7 million at December 31, 2014 and 2013, respectively. During the years ended December 31, 2014, 2013 and 2012, we recognized amortization expense related to capitalized software development costs of $8.6 million, $8.8 million and $8.6 million, respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 was as follows:

	Technology	Bankruptcy and Settlement Administration	Total
	(in thousands)
Balance as of January 1, 2013	$189,248	$214,963	$404,211
Foreign currency translation and other	91	—	91

Balance as of December 31, 2013	$189,339	$214,963	$404,302
Acquisition	—	153	153
Foreign currency translation and other	(268)	—	(268)

Balance as of December 31, 2014	$189,071	$215,116	$404,187

        Identifiable intangible assets as of December 31, 2014 and 2013 consisted of the following:

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets:
Customer relationships	$124,512	$100,840	$124,512	$90,274
Trade names	6,591	3,312	6,591	2,481
Technology	1,142	86	—	—
Non-compete agreements	18,947	17,349	18,947	16,178

Total	$151,192	$121,587	$150,050	$108,933

        Customer relationships, trade names, technology and non-compete agreements carry a weighted average life of 6.9 years, 7.9 years, 10 years and 5 years, respectively.

        Aggregate amortization expense related to amortizing intangible assets was $12.7 million, $18.8 million and $26.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

        The following table outlines the estimated future amortization expense related to amortizing intangible assets held at December 31, 2014:

Year Ending December 31,	(in thousands)
2015	$10,007
2016	6,346
2017	5,504
2018	3,548
2019	2,870
2020 and thereafter	1,330

Total	$29,605

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 5: LONG-TERM OBLIGATIONS

        The following is a summary of long-term obligations outstanding:

	Final Maturity Date	Weighted-Average Interest Rate(1)	December 31, 2014	December 31, 2013
			(in thousands)
Senior secured term loan	August 2020	4.25%	$296,250	$299,250
Senior revolving loan	August 2018	n/a	—	—
Capital leases	January 2019	3.1%	3,177	6,548
Notes payable	September 2017	2.2%	12,895	4,079
Acquisition-related liabilities	May 2021	n/a	1,159	2,580

Total long-term obligations, including current portion			313,481	312,457

Current maturities of long-term obligations
Senior secured term loan			(3,574)	(3,000)
Capital leases			(2,749)	(3,690)
Notes payable			(4,593)	(4,079)
Acquisition-related liabilities			(43)	(2,580)

Total current maturities of long-term obligations			(10,959)	(13,349)

Total Long-term obligations			$302,522	$299,108

(1)
Weighted average interest rate as of December 31, 2014.

Credit Agreement

        On August 27, 2013, we entered into a $400 million senior secured credit facility consisting of a $100 million senior revolving loan commitment, maturing in August 2018, and a $300 million senior secured term loan, maturing in August 2020 (the "Credit Agreement").

        During the term of the Credit Agreement, we have the right, subject to compliance with the covenants specified in the Credit Agreement, to increase the credit facility from $400 million up to a maximum of $600 million in one or more tranches. Such rights include increasing the term loan from $300 million up to $500 million and total capacity under the senior revolving loan commitment from its original $100 million up to a maximum of $200 million and the aggregate total increase not to exceed $200 million. The credit facility is secured by liens on our real property and a significant portion of our personal property.

        On March 26, 2014, we entered into the First Amendment to the Credit Agreement ("First Amendment") which reduced the interest rate options for our senior secured term loan and reduced the LIBOR floor resulting in a total interest rate reduction of 50 basis points as described below.

        Prior to the First Amendment, the senior secured term loan bore interest as follows: (1) 2.75% plus prime rate subject to a 2% floor; or (2) 3.75% plus one, two, three or six month LIBOR subject to a 1% LIBOR floor. Effective with the date of the First Amendment, the senior secured loan bears interest as follows: (1) 2.50% plus prime rate subject to a 1.75% floor; or (2) 3.50% plus one, two,

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

three or six month LIBOR subject to a 0.75% LIBOR floor. As of December 31, 2014, all outstanding borrowings under the senior secured term loan were based on the 0.75% LIBOR floor and the applicable margin was 3.50% for an aggregate floating rate of 4.25%.

        Borrowings under the senior revolving loan bear interest at various rates based on our total net leverage ratio with two rate options as follows: (1) for base rate advances, borrowings bear interest at prime rate plus 200 to 300 basis points; and (2) for LIBOR advances, borrowings bear interest at LIBOR plus 300 to 400 basis points. As of December 31, 2014, there were no borrowings outstanding under the senior revolving loan and outstanding letters of credit were $1.0 million.

        The term loan facility under our credit facility requires scheduled quarterly principal payments of $750,000, and a final installment equal to the remaining principal balance in August 2020. In addition, the Credit Agreement contains certain annual mandatory prepayment terms based on a percentage of excess cash flow, commencing with measurement for the fiscal year ending December 31, 2014. Excess cash flow, as defined in the Credit Agreement includes Consolidated EBITDA (as defined in the Credit Agreement) adjusted for capital expenditures, changes in working capital, interest paid, income taxes paid, principal payments, dividends and certain acquisition-related obligations. Such annual mandatory prepayments are only required when the net leverage ratio exceeds 2.75 to 1.00. As of December 31, 2014, mandatory prepayments outstanding under the credit facility were $0.6 million, which are included in Current maturities of long-term debt in the Consolidated Balance Sheet.

        As of December 31, 2014, the Credit Agreement contained financial covenants related to a net leverage ratio (as defined in the Credit Agreement) which is not permitted to exceed 4.50 to 1.00 as well as other customary covenants related to limitations on (i) creating liens, debt, guarantees or other contingent obligations, (ii) engaging in mergers, acquisitions and consolidations, (iii) paying dividends or other distributions to, and redeeming and repurchasing securities from, equity holders, (iv) prepaying, redeeming or repurchasing subordinated or junior debt, and (v) engaging in certain transactions with affiliates, in each case, subject to customary exceptions. Under our Credit Agreement, our ability to declare and pay dividends and repurchase securities from equity holders is limited by a requirement that such payments are not to exceed, in the aggregate, 50% of net income, as adjusted, on a cumulative basis for all quarterly periods from the closing date and ending prior to the date of payment or repurchase. Adjustments to Consolidated Net Income, as defined in the Credit Agreement include, among other items, the exclusion of extraordinary items, specified severance costs, cumulative effect of a change in accounting principle, intangible asset amortization and impairment charges, non-cash compensation expense, cumulative effect of foreign currency translations, and gains or losses from discontinued operations. Further, we are unable to declare and pay dividends and repurchase securities from equity holders if our net leverage ratio (as defined in the Credit Agreement) would exceed 4.25 to 1.0. Financing costs of $9.7 million have been deferred and are being amortized over the terms of the Credit Agreement.

        On January 26, 2015, we entered into the Second Amendment to the Credit Agreement (the "Second Amendment"), which increased the interest rate options for the senior secured term loan. Effective with the date of the Second Amendment, the senior secured term loan bears interest as follows (1) 2.75% plus prime rate subject to a 1.75% floor; or (2) 3.75% plus one, two, three or six month LIBOR subject to a 0.75% LIBOR floor. The Second Amendment also amended the definition of "Applicable Margin" increasing by 0.25% the margin determined by reference to our consolidated

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

net leverage ratio (as defined in the Credit Agreement) for purposes of calculating the interest rate for base rate loans, Eurodollar loans and the fee applicable to letters of credit as specified therein. In addition, the Second Amendment amended the definitions of "Consolidated EBITDA", "Consolidated Net Income" and "Excess Cash Flow" to permit us to add back the following charges: (1) severance and reorganization costs and expenses incurred during any trailing twelve month period that includes a fiscal quarter ending on or after January 1, 2014 and on or prior to December 31, 2014; and (2) certain fees, costs and expenses incurred by us in connection with our previously announced review of certain strategic and financial alternatives, including potential proxy contests. Financing costs related to the Second Amendment were $0.6 million have been deferred and are being amortized over the terms of the Credit Agreement.

        As of December 31, 2014, we were in compliance with all financial covenants as amended on January 26, 2015.

Derivative Instruments

Interest rate cap

        In November 2013 we entered into a two-year 3% interest rate cap agreement for a notional amount of $150.0 million equal to the portion of the senior secured term loan being hedged. The interest rate cap agreement settles monthly and expires on August 31, 2015. It bears a strike rate of 3% with an underlying rate equal to one month USD LIBOR, which is consistent with the variable rate on our senior secured term loan. As the strike rate of 3% was greater than the underlying rate, the caplets for the years ended December 31, 2014 and 2013 expired with a $0 value. As of December 31, 2014, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risk of increases in the Company's expected interest expense payments related to its senior secured term loan consistent with LIBOR rising above 3%.

        All changes in the estimated fair value of the interest rate cap were included in accumulated other comprehensive income and represented a de minimis amount as of December 31, 2014 and 2013. The hedge was determined to be perfectly effective during the period from inception of the cash flow hedge through December 31, 2014 with no ineffectiveness recognized in earnings. The fair value of the interest rate cap as of December 31, 2014 was less than $1,000 and as of December 31, 2013 was $27,000 and was included in "Other noncurrent assets" on the Consolidated Balance Sheets.

Interest rate swap

        In April 2014 we entered into a forward interest rate swap effective from August 31, 2015 through August 27, 2020, with a notional amount of approximately $73.7 million equal to the portion of the outstanding amortized principal amount of the senior secured term loan being hedged as of the effective date of the forward interest rate swap. Under the swap we will pay a fixed amount of interest of 2.81% on the notional amount and the swap counterparty will pay a floating amount of interest based on LIBOR with a one-month designated maturity subject to a floor of 0.75% which is consistent with the Company's obligation under the term loan. The interest rate swap contains a floor of 0.75% to ensure that the one-month LIBOR received on each settlement of the interest rate swap cannot go below 0.75%.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

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

        The fair value of the interest rate swap liability increased by $2.5 million for the period from the inception date in 2014 to December 31, 2014. Changes in the fair value of the interest rate swap are included in accumulated other comprehensive income. As the derivative will not begin settling until August 2015, there were no cash settlements during the period from inception of the swap to December 31, 2014. The hedge was determined to be highly effective during the period from inception of the cash flow hedge through December 31, 2014 with any ineffectiveness considered as de minimis. The fair value of the interest rate swap as of December 31, 2014 was a liability of $2.5 million and was included in "Other long-term liabilities" on the Consolidated Balance Sheets.

        We manage exposure to counter-party credit risk related to our derivative positions by entering into contracts with various major financial institutions that can be expected to fully perform under the terms of such instruments.

Capital Leases

        We lease certain equipment under capital leases that generally require monthly payments with final maturity dates during various periods through 2019. As of December 31, 2014, our capital leases had a weighted-average interest rate of approximately 3.1%. See Note 2 to the Consolidated Financial Statements for further discussion of assets acquired under capital leases.

Notes Payable

        In November 2014 we entered into a note payable related to a software license and maintenance agreement that bears interest of approximately 3.85% and is payable quarterly through the third quarter of 2017, which comprises our outstanding balance at December 31, 2014. The note payable balance outstanding as of December 31, 2013 was repaid during 2014.

Acquisition-related Liabilities

        Amounts recorded in connection with acquisition-related liabilities as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Minus 10 deferred acquisition price	$43	$—
Minus 10 contingent consideration	1,116	—
De Novo contingent consideration	—	2,580

Total acquisition-related liabilities	$1,159	$2,580

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

Jupiter eSources LLC

        In October 2010, we acquired Jupiter eSources LLC ("Jupiter eSources"). In connection with the acquisition, contingent consideration was potentially payable to the Jupiter eSources sellers based on revenue thresholds as defined in the purchase agreement from October 1, 2010 through December 31, 2014. The undiscounted amount of all potential future payments that could be required under the Jupiter eSources contingent consideration was between $0 and $10.0 million over the measurement period ending December 31, 2014. The revenue thresholds were not met and as of December 31, 2014, no additional purchase price consideration is owed to the sellers under this agreement.

De Novo Legal LLC

        In December 2011, we acquired De Novo Legal LLC and its affiliated companies ("De Novo Legal"). In connection with the acquisition, contingent consideration was payable to the De Novo Legal sellers based on revenue-related thresholds related to our Technology segment for period beginning on January 1, 2013 through December 31, 2013. Therefore, in the first quarter of 2014, we provided an earn-out statement and paid the sellers $3.5 million as a result of our calculation of the performance measure for the earn-out period. The sellers disputed our calculation of the earn-out amount and alleged that the performance measure was higher, thereby triggering the next tier of contingent consideration. The Company and the sellers participated in the agreed dispute resolution process as specified under the acquisition agreement and in April 2014 agreed to settle this matter for a cash payment to the sellers of $1.5 million which was paid to the sellers in April 2014. As a result, we recorded a total adjustment of $1.5 million to the contingent consideration obligation as of March 31, 2014, of which $1.1 million is included in "Fair value adjustment to contingent consideration" and $0.4 million is included in "Selling, general and administrative expense" in the Consolidated Statements of Income (Loss). There are no further payments remaining under the contingent consideration obligation with respect to De Novo Legal.

Minus–10 Software, LLC

        In connection with the April 2014 acquisition of Minus–10 Software, LLC ("Minus 10") we withheld approximately $43,000 of the purchase price as security for potential indemnification claims payable approximately 14 months following the closing date of the acquisition. Also, in connection with the acquisition of Minus 10, we incurred an obligation to pay certain contingent consideration which may be payable to the sellers based on future levels of qualifying profit and other measures as defined in the purchase agreement. This contingent consideration for the sellers would be payable, if earned, over seven discrete measurement periods through December 31, 2020. The Minus 10 contingent consideration obligation has been measured and recognized at a fair value of approximately $1.1 million as of December 31, 2014 which is included in "Long-term obligations" on the Consolidated Balance Sheets. A discount rate of 25.0% was applied to the contingent consideration liability which is reflective of the inherent risk attributable to this new product line given its status as an early-stage venture. Subsequent fair value changes, measured quarterly, up to the ultimate amount paid, will be recognized in earnings. See Note 13 of our Notes to Consolidated Financial Statements for further discussion of the Minus 10 acquisition.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

Maturities of Long-Term Obligations

        The annual maturities of long-term obligations for the next five fiscal years and thereafter are as follows:

Year Ending December 31,	(in thousands)
2015	$10,959
2016	7,892
2017	6,770
2018	3,071
2019	3,000
Thereafter	281,789

Total	$313,481

NOTE 6: OPERATING LEASES

        We have non-cancelable operating leases for office space at various locations expiring at various times through 2026. Each of the leases requires us to pay all executory costs (property taxes, maintenance and insurance). Certain of our lease agreements provide for scheduled rent increases during the lease term. Rent expense is recognized on a straight-line basis over the lease term. Landlord-provided tenant improvement allowances are recorded as a liability and amortized as a reduction to rent expense over the lease term. Additionally, we have non-cancelable operating leases for office equipment and automobiles expiring through 2017.

        Future minimum lease payments during the years ending December 31 are as follows:

Total Future Minimum Lease Payments
(in thousands)
2015	$9,666
2016	7,226
2017	5,402
2018	5,238
2019	5,265
Thereafter	24,958

Total minimum lease payments	$57,755

        Expense related to operating leases for the years ended December 31, 2014, 2013 and 2012 was approximately $11.4 million, $12.6 million and $11.5 million, respectively and is included in "Selling, general and administrative expense" in the Consolidated Statements of Income (Loss).

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

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

        On November 6, 2013, our Board approved and authorized the repurchase, on or prior to December 31, 2015, of our outstanding shares of common stock up to an aggregate of $35.0 million (the "2014 Share Repurchase Program"). The 2014 Share Repurchase Program became effective on January 1, 2014, upon the expiration of the 2012 Program. Repurchases may be made pursuant to the 2014 Share Repurchase Program from time to time at prevailing market prices in the open market, in block trades or in privately negotiated purchases, or any combination thereof. We may utilize one or more plans with our brokers or banks for pre-authorized purchases within defined limits pursuant to applicable laws to effect all or a portion of the repurchases. The timing, manner, price and amount of any share repurchases under the 2014 Share Repurchase Program will be determined by the Company in its discretion and will be subject to market and economic conditions, prevailing stock prices, loan covenants, leverage objectives, applicable legal and regulatory requirements, and other factors. There were no repurchases of shares under the 2014 Share Repurchase Program during the year ended December 31, 2014.

        We also have a policy that requires shares to be repurchased by us to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options. During the years ended December 31, 2014, 2013, and 2012 we repurchased 323,090 shares for $4.0 million, 471,248 shares for $6.5 million, and 217,713 shares for $2.7 million, respectively, to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises. Shares of common stock surrendered to the Company as payment of the exercise price arising from the exercise of stock options are included in "Stock option exercises" in the Consolidated Statements of Changes in Equity.

Dividends

        Total dividends declared in 2014 were $13.0 million or $0.36 per share of common stock and total dividends paid in 2014 totaled $12.8 million, or $0.36 per share of common stock. Total dividends declared in 2013 were $12.8 million or $0.36 per share of common stock and total dividends paid in 2013 totaled $12.9 million, or $0.36 per share of common stock. Total dividends declared in 2012 were $13.8 million or $0.385 per share of common stock and total dividends paid in 2012 totaled $12.4 million, or $0.345 per share of common stock. Dividends payable were approximately $3.4 million and $3.1 million at December 31, 2014 and 2013, respectively.

        Under our Credit Agreement, our ability to pay dividends and repurchase securities from equity holders is limited by a requirement that such payments are not to exceed, in the aggregate, 50% of net income, as adjusted, on a cumulative basis for all quarterly periods from the closing date of the Credit

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 7: EQUITY (Continued)

Facility and ending prior to the date of payment or repurchase. Adjustments to Consolidated Net Income (as defined in the Credit Agreement) include among other items, the exclusion of extraordinary items, cumulative effect of a change in accounting principle, intangible asset amortization and impairment charges, non-cash compensation expense, certain severance amounts incurred prior to December 31, 2014, cumulative effect of foreign currency translations, and gains or losses from discontinued operations. Further, we are unable to declare and pay dividends and repurchase securities from equity holders if our net leverage ratio (as defined in the Credit Agreement) would exceed 4.25 to 1.0.

Accumulated Other Comprehensive Loss, Net

        Accumulated other comprehensive loss, net, is displayed as a separate component of Stockholders' equity in the accompanying Consolidated Balance Sheets. The following table presents the changes in the after-tax balances of each component of Accumulated other comprehensive income (loss), net for the years ended December 31, 2014, 2013, and 2012:

	Foreign Currency Translation	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2012	$(1,987)	—	$(1,987)
Other comprehensive income	555	—	555

Balance at December 31, 2012	(1,432)	—	(1,432)
Other comprehensive income	891	—	891

Balance at December 31, 2013	(541)	—	(541)
Other comprehensive loss	(2,411)	(1,410)	(3,821)

Balance at December 31, 2014	$(2,952)	$(1,410)	$(4,362)

        There were no reclassifications of amounts from Accumulated other comprehensive income (loss) into the Consolidated Statement of Income (Loss) during the years ended December 31, 2014, 2013 and 2012.

Shareholder Rights Agreement and Rights Dividend

        On September 18, 2014, we entered into a Rights Agreement (the "Rights Agreement") pursuant to which the Board declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of common stock of the Company. The dividend was paid on September 29, 2014, to holders of record as of the close of business on that date. The Rights will initially trade with, and will be inseparable from, the common stock. Each Right will allow its holder to receive from the Company one one-thousandth of a preferred share for $40.00 (or, in certain circumstances, alternative consideration which may include cash, property or other securities of the Company), subject to adjustment in accordance with the terms of the Rights Agreement, once the Rights become exercisable. This fraction of a preferred share will give the shareholder approximately the same dividend, voting, and liquidation rights as would one common share.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 7: EQUITY (Continued)

        Subject to certain exceptions, the Rights will separate from the common stock and become exercisable at the earlier to occur of the following dates (or such later date as the Board may determine under certain circumstances): (i) the tenth business day after the date of a public announcement, or public announcement of facts indicating, that a person or group has become a beneficial owner of 10% or more of the Company's outstanding common stock; or (ii) the tenth business day after the date that any person or group commences or announces an intention to commence a tender or exchange offer that, if consummated, would result in that person or group becoming beneficial owner of 10% or more of the Company's outstanding common stock. The Rights will expire on May 15, 2015, unless earlier redeemed or terminated by the Company as provided in the Rights Agreement. The Board may redeem the Rights for $0.001 per Right at any time prior to such time as any person or group triggers the Rights. The Rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

NOTE 8: EMPLOYEE BENEFIT PLANS

Stock Purchase Plan

        We have an employee stock purchase plan that allows employees to purchase shares of our common stock through payroll deduction. The purchase price for all employee participants is based on the closing bid price on the last business day of the month.

Defined Contribution Plan

        We have a defined contribution 401(k) plan that covers substantially all employees. We match 60% of the first 10% of employee contributions and have the option of making additional discretionary contributions. We also sponsor a 401(k) plan covering eligible employees of one of our subsidiaries for which we do not match employee contributions. Our plan expense was approximately $3.0 million, $2.5 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 9: FAIR VALUE MEASUREMENTS

        Accounting standards establish a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are listed below:

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 9: FAIR VALUE MEASUREMENTS (Continued)

Recurring Fair Value Measurements

Derivatives Instruments

        The estimated fair values of the Company's option based derivative instruments (as described in Note 5 to the Consolidated Financial Statements) were determined via the Black option pricing model, which utilizes certain observable inputs including the forward and spot curves for the underlying 1 month LIBOR and the estimated volatility for the 1 month LIBOR over the remaining terms of the agreements. The estimated fair value of the Company's interest rate swap, a derivative financial instrument, was determined via the income and market approaches utilizing certain observable inputs including the forward and spot curves for the underlying 1 month LIBOR over the remaining term of the agreement. Based on these characteristics these derivative instruments are classified as Level 2. The fair values of the derivative instruments are subject to material changes based upon changes in the forward curve for 1 month LIBOR and the volatility thereof.

Contingent Consideration

        In connection with the acquisition of Minus 10 (as described in Notes 5 and 13 to the Consolidated Financial Statements) we established a contingent consideration liability that is considered to be a Level 3 liability. The estimated fair value of the Minus 10 contingent consideration was based on management's estimate of projected profit and loss over the measurement period and an applied discount rate of 25% which is reflective of the inherent risk attributable to this new product line given its status as an early-stage venture. Such unobservable inputs include financial forecasts prepared by management which include estimates of future cash flows, projected profit and loss information, and discount rates.

        In connection with the acquisition of De Novo Legal (as described in Note 5 to the Consolidated Financial Statements), contingent consideration was payable to the De Novo sellers based on revenue-related thresholds related to our Technology segment for the period beginning on January 1, 2013 through December 31, 2013. In the first quarter of 2014, we provided an earn-out statement and paid the sellers $3.5 million as a result of the Company's calculation of the performance measure for the earn-out period. The sellers disputed the Company's calculation of the earn-out amount and alleged that the performance measure was higher, thereby triggering the next tier of contingent consideration. The Company and the sellers participated in the agreed dispute resolution process as specified under the acquisition agreement and in April 2014 agreed to settle this matter for a cash payment to the sellers of $1.5 million which was paid to the sellers in April 2014.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 9: FAIR VALUE MEASUREMENTS (Continued)

        As of December 31, 2014 and 2013, our assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows:

		Estimated Fair Value Measurements
			Significant Other Observable Inputs
		Quoted Prices in Active Markets		Significant Unobservable Inputs
	Carrying Value
Items Measured at Fair Value on a Recurring Basis		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
December 31, 2014:
Assets:
Interest rate cap	$1	$—	$1	$—

Liabilities:
Interest rate swap	$2,451	$—	$2,451	$—
Acquisition-related contingent consideration	1,116	—	—	1,116

Total Liabilities	$3,567	$—	$2,451	$1,116

December 31, 2013:
Assets:
Interest rate cap	$27	$—	$27	$—

Liabilities:
Acquisition-related contingent consideration	$2,580	$—	$—	$2,580

        The following table represents the change in the acquisition-related contingent consideration obligation during the year ended December 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)
Total
Beginning balance December 31, 2013	$2,580
Fair value related adjustments	2,075
Present value accretion	189
Payments	(3,728)

Ending balance December 31, 2014	$1,116

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 9: FAIR VALUE MEASUREMENTS (Continued)

Other Fair Value Disclosures

        The carrying amounts of cash and cash equivalents, short-term investments, receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. As of December 31, 2014 and 2013, the amounts outstanding under both our credit facility and notes payable approximated fair value due to the borrowing rates currently available to us for debt with similar terms and are classified as Level 2.

NOTE 10: INCOME TAXES

        Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Income (loss) before income taxes
United States	$(20,892)	$12,273	$32,148
Foreign	15,040	4,832	3,258

Total	$(5,852)	$17,105	$35,406

        Income tax expense (benefit) for 2014, 2013 and 2012 consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$(6,735)	$9,121	$9,447
State	(362)	1,849	1,221
Foreign	3,120	1,542	838

Total current	(3,977)	12,512	11,506

Deferred:
Federal	2,599	(4,687)	946
State	(3,270)	(1,724)	619
Foreign	133	(106)	(92)

Total deferred	(538)	(6,517)	1,473

Total income tax expense (benefit)	$(4,515)	$5,995	$12,979

        The jurisdictions where we generate income (or loss) before income taxes have a significant effect on our effective tax rate. In 2014, we incurred a pre-tax loss in the U.S. and pre-tax income in our primary foreign jurisdictions. The income (or loss) earned in the United States will be subject to an approximate 42% combined statutory federal and state tax rate. Our foreign-sourced income (or loss), which is earned primarily in the United Kingdom, will be subject to a statutory rate of approximately 22%. In 2014, the significantly higher tax rate in computing the tax benefit on the U.S. losses than the

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 10: INCOME TAXES (Continued)

tax rate used in computing the tax expense on the foreign income results in an overall effective tax rate that is not customary.

        The following is a summary of our income tax expense (benefit) and resulting effective tax rate by jurisdiction:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Income tax expense (benefit) by jurisdiction:
United States	$(7,768)	$4,559	$12,233
Foreign	3,253	1,436	746

Consolidated income tax expense (benefit)	$(4,515)	$5,995	$12,979

Effective income tax rate by jurisdiction:
United States	37.2%	37.1%	38.1%
Foreign	21.6%	29.7%	22.9%
Consolidated effective tax rate	77.2%	35.0%	36.7%

        A reconciliation of the provision for income taxes at the statutory rate of 35% to the provision for income taxes at our effective rate is shown below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Income tax expense (benefit) at the statutory rate	$(2,048)	$5,987	$12,392
Change in taxes resulting from:
State income taxes, net of federal tax effect	(1,922)	81	1,136
Foreign tax and change in foreign valuation allowance	(2,032)	(322)	(394)
Permanent differences	1,189	797	578
Uncertain tax positions	(112)	447	—
Research and development credits	(513)	(676)	(239)
Nondeductible compensation	411	—	—
Share-based compensation	469	—	—
Domestic production activities deduction	(5)	(422)	(568)
Other	48	103	74

Total income tax expense (benefit)	$(4,515)	$5,995	$12,979

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 10: INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities on the accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,379	$1,661
Share-based compensation	6,206	10,474
Intangible assets	2,408	2,653
Deferred rent	426	527
Accrued liabilities	4,765	2,094
Cash flow hedges	1,067	—
Other	195	—
Foreign loss carryforwards	831	639
State net operating loss carryforwards	3,579	838
Valuation allowances	(1,903)	(808)

Total deferred tax assets	18,953	18,078

Deferred tax liabilities:
Prepaid expenses	(1,875)	(2,199)
Intangible assets	(33,655)	(33,300)
Property and equipment and software development costs	(11,324)	(11,321)
Deferred debt discharge income	(1,985)	(2,649)
Other	—	(100)

Total deferred tax liabilities	(48,839)	(49,569)

Net deferred tax liability	$(29,886)	$(31,491)

        Prior to our acquisition of Encore, as part of a debt restructuring in 2009, Encore elected to defer recognition of approximately $8.9 million of debt discharge income pursuant to Section 108(i) of the Internal Revenue Code of 1986, as amended. For each year 2013 through 2017, we will include approximately $1.8 million of deferred debt discharge income in taxable income.

        In 2014, we generated a federal net operating loss of approximately $15.0 million, which we will carry back to our 2012 tax year. We have recorded a corresponding $5.0 million current federal income tax receivable. In February 2015, we filed for a $2.9 million refund for taxes which had been credited to our 2014 tax year. As of December 31, 2014, we have generated state operating loss carryforwards totaling $44.9 million which generated a deferred tax asset included above of $3.6 million. These carryforwards expire in varying amounts in years 2015 through 2034. Of these carryforwards, $4.7 million was generated in states in which management believes it is unlikely that we will be able to utilize these carry forwards. A $0.2 million valuation allowance was recorded relating to these losses.

        In 2014, we have recorded a $0.5 million tax expense relating to tax detriments which exceeded our available tax benefit pool. As a result of the realization requirements of ASC 718 "Compensation—Stock Compensation" for tax benefits relating to the exercise of stock options, the state net operating

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 10: INCOME TAXES (Continued)

loss carryforward deferred tax asset presented in the table above excludes certain deferred tax assets relating to state net operating losses generated in 2014. These losses arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $0.2 million if and when such deferred tax assets are ultimately realized. We use tax law ordering for the purpose of determining when excess tax benefits have been realized.

        As of December 31, 2014, we have recorded a $0.8 million valuation allowance relating to approximately $2.3 million of net operating losses generated in international jurisdictions. This valuation allowance will be released when management believes it is more likely than not that based on the available positive and negative evidence the losses will be utilized.

        We have received certification for the Kansas High Performance Incentive Program ("HPIP") tax credit in conjunction with investments made in our Kansas facilities. As of December 31, 2014, $1.8 million of HPIP credits were available to offset our 2015 and future Kansas income tax. The credit may be carried forward for a period of sixteen years provided we continue to meet the HPIP certification requirements. Due to this uncertainty, we have recorded a $0.9 million valuation allowance against these credits.

        On December 19, 2014, the Tax Increase Prevention Act of 2014 was passed and is effective for the tax year ending December 31, 2014. Accordingly, a research tax benefit of approximately $0.5 million is reflected our 2014 results. The research credit was not extended beyond 2014 and if not extended, this would increase our effective tax rate in future tax periods.

        In March 2014, New York State passed comprehensive corporate income tax reform with most changes effective for years 2015 and beyond. We have substantial business presence within the state, but we do not expect the new law to have a material impact on our overall expected future tax expense.

        The net deferred tax liability is presented on the Consolidated Balance Sheets as follows:

	December 31,
	2014	2013
	(in thousands)
Current deferred income taxes	$4,625	$3,824
Other long-term assets	139	243
Long-term deferred income tax liability	(34,650)	(35,558)

Net deferred tax liability	$(29,886)	$(31,491)

        United States income and foreign withholding taxes have not been recognized on the excess of earnings for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such earnings become subject to United States taxation upon the remittance of dividends or a sale or liquidation of the foreign subsidiary. The amount of such excess totaled approximately $23.9 million at December 31, 2014. It is not practicable to estimate the amount of any deferred tax liability related to this amount.

        As of December 31, 2014, 2013 and 2012, the gross amount of unrecognized tax benefits, including penalty and interest, was approximately $6.3 million, $6.4 million and $5.4 million, respectively. If

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 10: INCOME TAXES (Continued)

recognized, approximately $5.1 million, $5.2 million and $4.4 million would have affected our effective tax rate in 2014, 2013, and 2012, respectively.

        The following table summarizes the activity related to our gross unrecognized tax benefits excluding interest and penalties (in thousands):

	2014	2013	2012
Unrecognized tax benefits as of January 1	$5,326	$4,639	$4,164
Gross increases for prior year tax positions	190	243	1,266
Gross decreases for prior year tax positions	(60)	(53)	—
Gross increase for current year tax positions	197	530	323
Settlements	—	(33)	(755)
Lapse of statute of limitations	(533)	—	(359)

Unrecognized tax benefits at December 31	$5,120	$5,326	$4,639

        We file income tax returns in the United States federal jurisdiction, the United Kingdom, Hong Kong, Japan, Canada and various state jurisdictions. We have also made an evaluation of the potential impact of assessments by state and foreign jurisdictions in which we have not filed tax returns.

        As of December 31, 2014, the 2011 and subsequent federal, state and foreign tax returns are subject to examination. In addition, the 2010 statute of limitations remains open in certain state and foreign jurisdictions. It is reasonably possible that approximately $0.8 million of unrecognized tax benefits will be recognized in the next twelve months due to statute closings of which $0.6 million will affect our effective tax rate.

        During 2013, we were informed that our income tax returns for the years ended December 31, 2009, 2010 and 2011 would be audited by the State of New York. In addition, in January 2014, we were informed that our income tax returns for 2010 and 2011 would be audited by New York City. During 2014, we settled both the New York State and City audits for immaterial amounts.

        In 2012, we increased our unrecognized tax benefits for prior year tax positions by $1.3 million. This increase is due to filing amended state returns to claim refunds and to claim credits that will be carried forward to future years. Also, during 2012, the Internal Revenue Service concluded their examination of our 2009 federal return and determined that no additional taxes were owed. As a result, we considered 2009 to be effectively settled and recognized $0.2 million of unrecognized tax benefits which affected our effective tax rate.

        We have classified interest and penalties as a component of income tax expense. Estimated interest and penalties classified as a component of income tax expense during 2014, 2013, and 2012 totaled $0.2 million, $0.2 million and $0.1 million, respectively. Accrued interest and penalties, included as a component of "Other long-term liabilities" on the accompanying Consolidated Balance Sheets, totaled $1.0 million and $0.2 million, respectively, as of December 31, 2014. As of December 31, 2013, the accrued interest and penalties were $0.8 million and $0.2 million, respectively.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 11: EARNINGS PER SHARE

        Basic net income per share is computed on the basis of weighted average outstanding common shares. Diluted net income per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect, if any, of outstanding stock options.

        On June 11, 2014, our shareholders approved an amendment and restatement of the Epiq Systems, Inc. 2004 Equity Incentive Plan (the "Current Plan"), effective January 1, 2014. One of the amendments included in the Current Plan is to specify that dividends are no longer payable on nonvested share awards during the vesting period. Such dividends declared during the vesting period will be accrued and are payable only if and when the nonvested share awards vest. As a result of this amendment, nonvested share awards (also referred to as restricted stock awards) issued by the Company are no longer considered to be participating securities because they do not have non-forfeitable rights to dividends. Accordingly, for the year ended December 31, 2014 basic and diluted net income per share are calculated using the treasury stock method which does not require the allocation of net income to nonvested shares.

        For the years ended December 31, 2014 and 2013, in determining diluted earnings per share, we use the more dilutive earnings per share result between two-class method calculation and the treasury stock method calculation applied to our outstanding nonvested share awards.

        The computation of basic and diluted net income per common share for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
	(In thousands, except per share data)
Net income (loss)	$(1,337)	$11,110	$22,427
Less: amounts allocated to nonvested shares	—	(113)	(268)

Income available to common stockholders	$(1,337)	$10,997	$22,159
Weighted average common shares outstanding—basic	35,512	35,434	35,497
Effect of dilutive securities	—	868	876

Weighted average common shares outstanding—diluted	35,512	36,302	36,373

Basic income (loss) per common share	$(0.04)	$0.31	$0.62

Diluted income (loss) per common share	$(0.04)	$0.30	$0.61

        For the years ended December 31, 2014, 2013, and 2012 weighted average outstanding stock options totaling approximately 3.4 million, 2.0 million and 3.1 million shares of common stock, respectively, were antidilutive and therefore not included in the computation of diluted net income per share.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 12: SHARE-BASED COMPENSATION

        The Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as compensation expense over the underlying requisite service periods of the related awards. The following table presents total share-based compensation expense, which is a non-cash charge, included in the Consolidated Statements of Income (Loss):

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Direct cost of operating revenue	$2,359	$660	$201
Selling, general and administrative	10,739	9,348	6,518

Pre-tax share-based compensation expense	13,098	10,008	6,719
Income tax benefit	(5,508)	(4,135)	(2,908)

Total share-based compensation expense, net of tax	$7,590	$5,873	$3,811

        As of December 31, 2014, there was $5.3 million and $1.8 million of total unrecognized compensation cost related to outstanding, unvested restricted stock and stock options, respectively, which will be recognized over a weighted-average period of approximately 2.5 years and 3.0 years.

        Included in share-based compensation expense for the year ended December 31, 2014 is $6.5 million of expense recognized with respect to executive officer and employee incentive compensation awards which, based on the closing share price as of December 31, 2014 of $17.08 (as reported by NASDAQ Global Markets), is equal to approximately 381,000 shares of common stock. The $6.5 million includes executive officer awards of $1.4 million which were approved by the Compensation Committee of the Company's Board of Directors on February 20, 2015. The accrual is recorded in "Accrued compensation" on the accompanying Consolidated Balance Sheets as of December 31, 2014.

        The Current Plan limits the combined grant of options to acquire shares of common stock, stock appreciation rights, and nonvested share (commonly referred to as restricted stock) awards to 7,500,000 shares. Any grant under the Current Plan that expires or terminates unexercised, becomes unexercisable or is forfeited will be available for further grants. At December 31, 2014, there were approximately 1.1 million shares of common stock available for future equity-related grants under the Current Plan. The purpose of the Current Plan is to provide employees of the Company and members of our Board of Directors additional incentive and reward opportunities designed to enhance the profitable growth of the Company. Equity grants awarded under the Current Plan generally vest over four years based on continued employment.

        As part of certain acquisitions and as an inducement in hiring of certain new key executives, stock options are issued outside of the Current Plan from time to time. These options are granted at an option exercise price equal to fair market value of the common stock on the date of grant, are non-qualified options, are exercisable for up to 10 years from the date of grant, and generally vest 25% on the second anniversary of the grant date and continue to vest 25% per year on each anniversary of the grant date until fully vested.

        Although various forms of equity instruments may be issued under the Current Plan, through December 31, 2014, we have only issued incentive stock options, nonqualified stock options, and nonvested share awards.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 12: SHARE-BASED COMPENSATION (Continued)

Stock Options

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

	Year Ended December 31,
	2014	2012
Expected life of stock option in years	7.0	6.8
Expected volatility	36%	39%
Risk-free interest rate	2.1%	1.1%
Dividend yield	2.5%	2.3%
Weighted average grant-date fair value	$4.33	$3.51

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

        A summary of option activity during the year ended December 31, 2014 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	3,825	$13.32
Granted	143	14.38
Exercised	(1,128)	11.70
Forfeited and expired	(489)	15.67

Outstanding, end of period	2,351	$13.66	3.68	$8,117

Options vested and expected to vest, end of period	2,304	$13.67	3.58	$7,937

Options exercisable, end of period	1,888	$13.76	2.74	$6,346

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 12: SHARE-BASED COMPENSATION (Continued)

        Additional information regarding stock option exercises appears in the table below (in millions):

	As of December 31,
	2014	2013	2012
Intrinsic value of stock options exercised	$3.7	$8.7	$2.2
Cash received from option exercises	$12.5	$3.0	$0.9
Tax benefit realized from options exercised during the annual period	$1.6	$6.7	$2.6

Nonvested Share Awards

        Summary restricted stock activity is presented in the table below (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	364	$12.48
Granted	1,109	15.05
Vested	(670)	13.49
Forfeited/Canceled	(225)	15.01

Non-vested at December 31, 2014	578	$15.23

        The fair value of nonvested share awards is based on the closing market price of our common stock on the date of grant. Nonvested share awards entitle the holder to shares of common stock when the award vests.

        During the year ended December 31, 2014, we granted 450,000 nonvested stock awards which can only vest upon certification by the compensation committee of the Company's Board of the achievement of certain Company financial performance criteria for the calendar year ending December 31, 2014 (the "2014 Performance-Based Share Award"). During the year ended December 31, 2014, 225,000 shares of the 2014 Performance-Based Share Awards were forfeited by two former executives in conjunction with their resignation from the Company in March 2014 and June 2014, respectively. The Company did not recognize any expense during 2014 for these forfeited awards. On February 20, 2015, the Compensation Committee of the Company's Board of Directors certified that the performance condition with respect to the remaining 225,000 shares was achieved and the restricted stock awards vested as of that date.

        Also granted during 2014 were 62,069 shares which vested in April 2014 upon the achievement of financial performance criteria. An additional 219,730 shares were granted in connection with the achievement of certain financial performance criteria for the year 2013 for executive performance-based annual incentive compensation awards, which vested upon issuance and the related expense was recognized in the Consolidated Statements of Income for the year ended December 31, 2013. In connection with the appointment of an executive officer, 100,000 shares were granted, of which 25,000 shares vested upon issuance and the remaining 75,000 shares vest over three years. The remaining 277,500 nonvested stock awards granted will vest one to three years from the grant date.

        During the year ended December 31, 2013, we granted 527,600 nonvested share awards of which 330,000 shares vested 12 months after the date of grant upon achievement of a performance condition

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 12: SHARE-BASED COMPENSATION (Continued)

for the calendar year ended December 31, 2013, 164,100 shares vested upon issuance and the remaining 33,500 nonvested stock awards vested one year from the grant date.

        During the year ended December 31, 2012, we granted 430,000 nonvested share awards. These awards vested 12 months after the date of grant upon achievement of a performance condition for the calendar year ended December 31, 2012.

        The weighted-average grant date fair value of nonvested share awards granted during 2014, 2013 and 2012 was $15.05, $12.90 and $11.85, respectively.

NOTE 13: ACQUISITIONS

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

        The fair value of the contingent consideration was determined by a present value calculation of the potential payouts based on financial projections over the earn-out period. Subsequent changes in fair value, which will be measured quarterly, will be recognized in earnings. We recognized fair value of approximately $1.1 million of the contingent consideration in "Long-term obligations" on the Consolidated Balance Sheet at December 31, 2014.

        Transaction related costs, which were expensed during the period in which they were incurred, were not material related to this acquisition.

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 13: ACQUISITIONS (Continued)

        Total purchase consideration has been allocated to the identifiable intangible assets based on their respective fair values on the acquisition date. The preliminary purchase price allocations are summarized in the following table:

(in thousands)
Intangible assets:
Acquired technology	$1,142
Goodwill	153

Net assets acquired	$1,295

        We allocated approximately $1.1 million of the purchase price to acquired technology which is included in "Intangible assets" on the Consolidated Balance Sheets as of December 31, 2014. This intangible asset will be amortized on a straight-line basis over an amortization period of 10 years. The entire balances of goodwill and acquired technology related to this acquisition are amortizable for tax purposes.

        The operating results of Minus 10 from the date of acquisition through December 31, 2014 were immaterial to our operating results. Pro-forma results of operations, assuming the Minus 10 acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to our operating results.

NOTE 14: SEGMENT REPORTING

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

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 14: SEGMENT REPORTING (Continued)

reporting segments, we do not allocate the related depreciation and amortization to the segment as management evaluates segment performance exclusive of these non-cash charges.

        Following is a summary of segment information for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31, 2014
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Operating revenues	$297,679	$146,439	$—	$444,118
Intersegment revenue	2,045	—	(2,045)	—

Operating revenues including intersegment revenue	299,724	146,439	(2,045)	444,118
Reimbursable expenses	2,540	27,812	—	30,352

Total revenues	302,264	174,251	(2,045)	474,470
Direct costs, selling, general and administrative expenses	218,255	121,085	(2,045)	337,295

Segment performance measure	$84,009	$53,166	$—	$137,175

	Year Ended December 31, 2013
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Operating revenues	$284,929	$153,761	$—	$438,690
Intersegment revenue	384	—	(384)	—

Operating revenues including intersegment revenue	285,313	153,761	(384)	438,690
Reimbursable expenses	2,488	40,905	—	43,393

Total revenues	287,801	194,666	(384)	482,083
Direct costs, selling, general and administrative expenses	198,462	145,596	(384)	343,674

Segment performance measure	$89,339	$49,070	$—	$138,409

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 14: SEGMENT REPORTING (Continued)

	Year Ended December 31, 2012
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
	(in thousands)
Operating revenues	$196,959	$147,791	$—	$344,750
Intersegment revenue	203	—	(203)	—

Operating revenues including intersegment revenue	197,162	147,791	(203)	344,750
Reimbursable expenses	1,546	26,789	—	28,335

Total revenues	198,708	174,580	(203)	373,085
Direct costs, selling, general and administrative expenses	125,182	122,359	(203)	247,338

Segment performance measure	$73,526	$52,221	$—	$125,747

        Following is a reconciliation of our segment performance measure to consolidated income (loss) before income taxes:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Segment performance measure	$137,175	$138,409	$125,747
Corporate and unallocated expenses	(62,557)	(47,587)	(36,021)
Share-based compensation expense	(13,098)	(10,008)	(6,719)
Depreciation and software and leasehold amortization	(36,042)	(30,971)	(27,399)
Amortization of identifiable intangible assets	(12,655)	(18,834)	(26,588)
Fair value adjustment to contingent consideration	(1,142)	(2,580)	17,188
Intangible asset impairment expense	—	—	(1,777)
Other operating income (expense)	(880)	791	220

Consolidated income from operations	10,801	29,220	44,651
Interest expense, net	(16,653)	(12,115)	(9,245)

Income (loss) before income taxes	$(5,852)	$17,105	$35,406

        Following are assets by segment:

	December 31, 2014	December 31, 2013
	(in thousands)
Assets
Technology	$342,596	$369,135
Bankruptcy and Settlement Administration	286,889	281,073
Corporate and unallocated	108,767	97,573

Total assets	$738,252	$747,781

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 14: SEGMENT REPORTING (Continued)

        Following are capital expenditures (including software development costs) by segment:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Capital Expenditures
Technology	$15,477	$22,234	$14,153
Bankruptcy and Settlement Administration	2,596	3,161	4,010
Corporate and unallocated	17,966	15,312	4,391

Total capital expenditures	$36,039	$40,707	$22,554

        Following is revenue, determined by the location providing the services, by geographical area:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenue
United States	$410,768	$431,615	$346,454
United Kingdom	49,710	45,962	23,356
Other countries	13,992	4,506	3,275

Total revenue	$474,470	$482,083	$373,085

        Following are long-lived assets, excluding intangible assets, by geographical area:

	Year Ended December 31,
	2014	2013
	(in thousands)
Long-lived assets
United States	$78,921	$84,384
Other countries	6,371	3,935

Total long-lived assets	$85,292	$88,319

Significant Customer and Concentration of Credit Risk

        For the years ended December 31, 2014, 2013 and 2012, we had no customers which accounted for more than 10% of our consolidated revenue or consolidated accounts receivable as of December 31, 2014 and 2013.

NOTE 15: LEGAL PROCEEDINGS

        We are at times involved in litigation and other legal claims in the ordinary course of business. When appropriate in management's estimation, we may record reserves in our financial statements for pending litigation and other claims. Although it is not possible to predict with certainty the outcome of

EPIQ SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014, 2013 AND 2012

NOTE 15: LEGAL PROCEEDINGS (Continued)

litigation, we do not believe that any of the current pending legal proceedings to which we are a party will have a material impact on our results of operations, financial condition or cash flows.

NOTE 16: RELATED PARTY TRANSACTIONS

        On November 1, 2014, we entered into a Director Appointment Agreement (the "Agreement") with St. Denis J. Villere & Company, L.L.C. ("Villere"), a beneficial shareholder of Company and Kevin L. Robert. As a result, we created a new directorship and appointed Mr. Robert as a new independent director to the board of directors of the Company, effective November 3, 2014, with a term expiring at our Annual Meeting of shareholders held in the year 2015. The Company has agreed to reimburse Villere's documented out-of-pocket expenses in connection with the nomination of Mr. Robert incurred prior to the execution of the Agreement up to an aggregate of $300,000.

        Scott W. Olofson, the son of Tom W. Olofson, is the Company's Senior Vice-President, Corporate Relations and Business Development. The compensation committee of the Board approves all salary, bonus, equity incentive awards and perquisites for Scott W. Olofson. For 2014, Scott W. Olofson's compensation was $0.9 million. In February 2015, Scott W. Olofson was appointed head of the Company's corporate restructuring group.

NOTE 17: SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

        The following table sets forth the quarterly financial data for the quarters of the years ended December 31, 2014 and 2013.

	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Year ended December 31, 2014
Operating revenue	$116,220	$115,451	$103,955	$108,492	$444,118
Total revenue	$123,271	$125,056	$111,006	$115,137	$474,470
Gross profit(1)	$53,240	$51,970	$49,725	$50,546	$205,481
Net income (loss)	$(2,298)	$(3,419)	$5,010	$(630)	$(1,337)
Net income (loss) per share—Basic(2)	$(0.07)	$(0.10)	$0.14	$(0.02)	$(0.04)
Net income (loss) per share—Diluted(2)	$(0.07)	$(0.10)	$0.14	$(0.02)	$(0.04)
Year ended December 31, 2013
Operating revenue	$102,908	$104,976	$109,837	$120,969	$438,690
Total revenue	$123,590	$113,372	$115,684	$129,437	$482,083
Gross profit(1)	$47,743	$51,933	$53,958	$60,208	$213,842
Net income	$3,937	$2,842	$4,235	$96	$11,110
Net income per share—Basic(2)	$0.11	$0.08	$0.12	$0.00	$0.31
Net income per share—Diluted(2)	$0.11	$0.08	$0.11	$0.00	$0.30

(1)
Gross profit is calculated as total revenue less direct cost of operating revenue, reimbursed direct costs, and the portion of depreciation and software amortization attributable to direct costs of services.

(2)
The sum of the quarters' net income per share may not equal the total of the respective year's net income per share as each quarter is calculated independently.

EPIQ SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Allowance for doubtful receivables:
For the year ended December 31, 2014	$4,379	$3,552	$—	$(3,945)	$3,986
For the year ended December 31, 2013	$4,825	$2,411	$—	$(2,857)	$4,379
For the year ended December 31, 2012	$4,514	$2,223	$—	$(1,912)	$4,825

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Deferred tax valuation allowance:
For the year ended December 31, 2014	$808	$1,127	$—	$(32)	$1,903
For the year ended December 31, 2013	$101	$776	$—	$(69)	$808
For the year ended December 31, 2012	$172	$—	$—	$(71)	$101

EXHIBIT INDEX

        The following exhibits are filed with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated April 4, 2011, by and among the Company, Epiq Systems Holding Company, ELS Holdings LLC and Encore Intermediate Holdco, Inc. Incorporated by reference and previously filed as Exhibit 2.1 to the registrant's (File No. 000-22081) (the "Registrant") current report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2011.
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
3.2
Amended and Restated Bylaws of Epiq Systems, Inc. Incorporated by reference and previously filed as Exhibit 3.1 to the Registrant's current report on Form 8-K with the Securities and Exchange Commission on October 9, 2014.
3.3
Form of Certificate of Designation of Participating Preferred Stock, Series A, of Epiq Systems, Inc. Incorporated by reference and previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K with the Securities and Exchange Commission on September 19, 2014.
3.4
Statement of Correction for Certificate of Designation. Incorporated by reference and previously filed as Exhibit 3.2 to the Registrant's quarterly report on Form 10-Q with the Securities and Exchange Commission on October 28, 2014.
4.1
Rights Agreement, dated September 18, 2014, between Epiq Systems, Inc. and Wells Fargo Bank, National Association, with Exhibits A, B and C thereto. Incorporated by reference and previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K with the Securities and Exchange Commission on September 19, 2014.
4.2
Director Appointment Agreement, dated as of November 1, 2014, by and among Epiq Systems, Inc., St. Denis J. Villere & Company, L.L.C. and Kevin L. Robert. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K with the Securities and Exchange Commission on November 4, 2014.
10.1
1995 Stock Option Plan, as amended. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2010.
10.2
2004 Equity Incentive Plan, as amended and restated effective January 1, 2014. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K with the Securities and Exchange Commission on June 12, 2014.
10.3
Form of Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan. Incorporated by reference and previously filed as Exhibit 10.15 to the Registrant's annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 8, 2006.

Exhibit Number	Description
10.4	Letter Agreement dated February 7, 2006, between Epiq Systems, Inc. and Bank of America, N.A. (portions of this exhibit have been omitted pursuant to grant of confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934). Incorporated by reference and previously filed as Exhibit 10.13 to the Registrant's annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 9, 2007.
10.5
The Qualified Executive Performance Plan, dated as of March 29, 2007. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2007.
10.6
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
10.8
Form of Restricted Stock Award Agreement under the 2004 Equity Incentive Plan. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2009.
10.9
Credit Agreement, dated as of August 27, 2013, among Epiq Systems, Inc. and the domestic subsidiaries named therein as guarantors, a syndicate of banks and institutional investors as lenders, KeyBank National Association as the LC issuer, swing line lender and administrative agent. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2013.
10.10
Executive Resignation Agreement and General Release of Claims, dated March 14, 2014, among Epiq Systems, Inc. and Elizabeth M. Braham. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q/A, filed with the Securities and Exchange Commission on June 13, 2014.
10.11
Executive Consulting Advisory Agreement, dated March 14, 2014, among Epiq Systems, Inc. and Elizabeth M. Braham. Incorporated by reference and previously filed as Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q/A, filed with the Securities and Exchange Commission on June 13, 2014.
10.12
First Amendment, dated March 26, 2014, to the Credit Agreement dated as of August 27, 2013, among Epiq Systems, Inc. and the domestic subsidiaries named therein as guarantors, a syndicate of banks and institutional investors as lenders, KeyBank National Association as the LC issuer, swing line lender, administrative agent. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2014.
10.13
Executive Resignation Agreement and General Release of Claims dated June 6, 2014, among Epiq Systems, Inc. and Christopher E. Olofson and is filed herewith. Incorporated by reference and previously filed as Exhibit 10.5 to the Registrant's quarterly report on Form 10-Q/A with the Securities and Exchange Commission on August 15, 2014.

Exhibit Number	Description
10.14	Executive Consulting Advisory Agreement, dated June 6, 2014, among Epiq Systems, Inc. and Christopher E. Olofson and is filed herewith. Incorporated by reference and previously filed as Exhibit 10.6 to the Registrant's quarterly report on Form 10-Q/A with the Securities and Exchange Commission on August 15, 2014.
10.15
Executive Employment Agreement, dated December 15, 2014 among Epiq Systems, Inc. and Tom W. Olofson. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K with the Securities and Exchange Commission on December 19, 2014.
10.16
Executive Employment Agreement, dated December 15, 2014 among Epiq Systems, Inc. and Brad D. Scott. Incorporated by reference and previously filed as Exhibit 10.3 to the Registrant's current report on Form 8-K with the Securities and Exchange Commission on December 19, 2014.
10.17
Karin-Joyce Tjon Employment Offer letter, dated June 17, 2014 among Epiq Systems, Inc. and Karin-Joyce Tjon. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K with the Securities and Exchange Commission on June 20, 2014.
10.18
Amended and Restated Executive Employment Agreement, dated December 15, 2014 among Epiq Systems, Inc. and Karin-Joyce Tjon Sien Fat. Incorporated by reference and previously filed as Exhibit 10.2 to the Registrant's current report on Form 8-K with the Securities and Exchange Commission on December 19, 2014.
10.19
Second Amendment, dated January 26, 2015, to the Credit Agreement dated as of August 27, 2013 (as amended by that certain First Amendment to Credit Agreement dated as of March 26, 2014), among Epiq Systems, Inc., the domestic subsidiaries named therein as guarantors, the lenders party thereto, and KeyBank National Association as administrative agent. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2015.
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
32.1
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.**
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Filed herewith.

**
Furnished herewith.

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language). (i) Consolidated Statements of Income (Loss) for the years ended December 31, 2014, 2013, and 2012 (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012 (iii) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, and (v) Notes to Consolidated Financial Statements.