Form 10-Q
period 2015-03-31
EPIQ SYSTEMS INC
filed 2015-04-28
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

No Changes

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

There were 37,283,980 shares of common stock, $0.01 par value, outstanding at April 21, 2015.

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,308	$54,226
Trade accounts receivable, less allowance for doubtful accounts of $3,395 and $3,986, respectively	129,801	117,854
Prepaid expenses	17,076	12,934
Income taxes receivable	6,497	9,437
Deferred income taxes	4,675	4,625
Other current assets	137	71
Total Current Assets	196,494	199,147
LONG-TERM ASSETS:
Property and equipment, net	70,217	70,579
Internally developed software, net	14,795	14,713
Goodwill	403,990	404,187
Other intangibles, net	26,919	29,605
Other long-term assets	18,809	20,021
Total Long-term Assets	534,730	539,105
Total Assets	$731, 224	$738,252
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,388	$18,548
Current maturities of long-term obligations	10,301	10,959
Accrued compensation	11,972	18,673
Customer deposits	6,752	2,534
Deferred revenue	3,572	2,276
Dividends payable	3,387	3,376
Other accrued expenses	8,717	7,988
Total Current Liabilities	60,089	64,354
LONG-TERM LIABILITIES:
Deferred income taxes	33,535	34,650
Other long-term liabilities	12,860	11,789
Long-term obligations (excluding current maturities)	300,733	302,522
Total Long-term Liabilities	347,128	348,961
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Participating preferred stock, series A—$1 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; Authorized 100,000,000 shares; Issued and outstanding March 31, 2015— 40,835,651 and 37,182,480 shares, respectively; Issued and outstanding December 31, 2014—40,835,651 and 36,680,469 shares, respectively	408	408
Additional paid-in capital	292,429	294,054
Accumulated other comprehensive loss	(7,393)	(4,362)
Retained earnings	86,773	88,391
Treasury stock, at cost—3,653,171 shares and 4,155,182 shares, respectively	(48,210)	(53,554)
Total Equity	324,007	324,937
Total Liabilities and Equity	$731,224	$738,252

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

REVENUE:
Operating revenue	$107,755	$116,220
Reimbursable expenses	11,273	7,051
Total Revenue	119,028	123,271
OPERATING EXPENSE:
Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	51,029	57,635
Reimbursable expenses	10,504	6,803
Selling, general and administrative expense	39,064	44,176
Depreciation and software and leasehold amortization	8,765	8,700
Amortization of identifiable intangible assets	2,685	3,120
Fair value adjustment to contingent consideration	—	1,142
Other operating expense, net	137	69
Total Operating Expense	112,184	121,645

INCOME FROM OPERATIONS	6,844	1,626

INTEREST EXPENSE (INCOME):
Interest expense	4,229	4,877
Interest income	(4)	(4)
Net Interest Expense	4,225	4,873

INCOME (LOSS) BEFORE INCOME TAXES	2,619	(3,247)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	886	(949)

NET INCOME (LOSS)	$1,733	$(2,298)

NET INCOME (LOSS) PER SHARE INFORMATION:
Basic	$0.05	$(0.07)
Diluted	$0.05	$(0.07)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	36,281	34,862
Diluted	36,914	34,862

Cash dividends declared per share of common stock	$0.09	$0.09

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2015	2014
NET INCOME (LOSS)	$1,733	$(2,298)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of $0 tax in all periods	(2,335)	287
Unrealized losses on derivatives, net of tax benefit of $439 and $0, respectively	(696)	(18)
COMPREHENSIVE LOSS	$(1,298)	$(2,029)

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCL(1)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2014	40,836	(4,155)	$408	$294,054	$(4,362)	$88,391	$(53,554)	$324,937
Net income	—	—	—	—	—	1,733	—	1,733
Foreign currency translation adjustment	—	—	—	—	(2,335)	—	—	(2,335)
Unrealized losses on cash flow hedges	—	—	—	—	(696)	—	—	(696)
Tax benefit from share-based compensation	—	—	—	325	—	—	—	325
Restricted common stock issued under share-based compensation plans	—	685	—	(3,497)	—	—	8,878	5,381
Stock option exercises	—	37	—	(8)	—	—	483	475
Common stock repurchased under share-based compensation plans	—	(220)	—	—	—	—	(4,017)	(4,017)
Dividends declared ($0.09 per share)	—	—	—	—	—	(3,351)	—	(3,351)
Share-based compensation expense	—	—	—	1,555	—	—	—	1,555
Balance at March 31, 2015	40,836	(3,653)	$408	$292,429	$(7,393)	$86,773	$(48,210)	$324,007

(1)                                 AOCL—Accumulated Other Comprehensive Loss

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2015	2014

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,824	$(831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,482)	(9,464)
Internally developed software costs	(2,136)	(1,437)
Cash proceeds from sale of assets	1	4
Net cash used in investing activities	(8,617)	(10,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(612)	(837)
Payments under long-term obligations	(2,496)	(2,133)
Payment of acquisition-related liabilities	(18)	(3,457)
Excess tax benefit related to share-based compensation	31	197
Common stock repurchases	(4,017)	(3,214)
Cash dividends paid	(3,340)	(3,152)
Proceeds from exercise of stock options	475	3,146
Net cash used in financing activities	(9,977)	(9,450)

Effect of exchange rate changes on cash	(1,148)	35

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,918)	(21,143)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	54,226	40,336
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,308	$19,193

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,506	$3,669
Cash (recovered) paid for income taxes, net	(2,324)	3,322
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable	$2,695	$6,805
Dividends declared	3,351	3,214
Capital expenditures funded by capital lease borrowings	—	413

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: ACCOUNTING POLICIES, INTERIM FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of Epiq Systems, Inc. (“Epiq,” “we,” “our,” “us” or the “Company”) included herein have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Condensed Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) as filed with the SEC on March 2, 2015 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.

The preparation of financial statements in accordance with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Estimates also affect the reported amounts of revenues and expenses during the periods reported.  Actual results may differ from those estimates.

In the opinion of the management of Epiq, the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature.

The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results expected for other interim periods or for the full year ending December 31, 2015.

NOTE 2: LONG-TERM OBLIGATIONS

The following is a summary of long-term obligations outstanding (dollars in thousands):

	Final Maturity Date	Weighted- Average Interest Rate (1)	March 31, 2015	December 31, 2014
Senior secured term loan	August 2020	4.5%	$294,951	$296,250
Senior revolving loan	August 2018	n/a	—	—
Capital leases	January 2019	3.0%	3,129	3,177
Notes payable	September 2017	2.2%	11,746	12,895
Acquisition-related liabilities	May 2021	n/a	1,208	1,159
Total long-term obligations, including current portion			311,034	313,481
Current maturities of long-term obligations
Senior secured term loan			(2,900)	(3,574)
Capital leases			(2,747)	(2,749)
Notes payable			(4,611)	(4,593)
Acquisition-related liabilities			(43)	(43)
Total Current maturities of long-term obligations			(10,301)	(10,959)
Total Long-term obligations			$300,733	$302,522

(1)         Weighted average interest rate as of March 31, 2015.

Credit Agreement

As of March 31, 2015, we have a $400 million senior secured credit facility consisting of a $100 million senior revolving loan commitment, maturing in August 2018, and a $300 million senior secured term loan, maturing in August 2020 (the “Credit Agreement”).

On January 26, 2015, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which increased the senior secured term loan interest rate options by 25 basis points to the following: (1) 2.75% plus prime rate subject to a 1.75% floor; or (2) 3.75% plus one, two, three or six month LIBOR subject to a 0.75% LIBOR floor, for an aggregate floating rate floor of 4.50%  The Second Amendment also amended the definition of “Applicable Margin” increasing the margin determined by reference to our consolidated net leverage ratio (as defined in the Credit Agreement) for purposes of calculating the interest rate for base rate loans, Eurodollar loans and the fee applicable to letters of credit as specified therein. In addition, the Second Amendment amended the definitions of “Consolidated EBITDA”, “Consolidated Net Income” and “Excess Cash Flow” to permit us to add back the additional following charges: (1) severance and reorganization costs and expenses incurred during any trailing twelve month period that includes a fiscal quarter ending on or after January 1, 2014, and on or prior to December 31, 2014; and (2) certain fees, costs and expenses incurred by us in connection with our previously announced review of certain strategic and financial alternatives, including potential proxy contests.

As of March 31, 2015, we had $1.7 million in letters of credit outstanding that reduce the available borrowing capacity under the senior revolving loan.

NOTE 3: EQUITY

Share Repurchases

We have a policy that requires us to repurchase shares of our common stock to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options and, at the participant’s election, shares of common stock surrendered to the Company for satisfaction of the exercise price of stock options.

During the three months ended March 31, 2015 and 2014 we repurchased 219,737 shares of common stock for $4.0 million and 222,235 shares of common stock for $3.2 million, respectively. Additionally, during the three months ended March 31, 2015, 1,889 shares of common stock were surrendered to us to satisfy the exercise price of stock options.

Dividends

On February 26, 2015, the Board of Directors (the “Board”) of Epiq declared a cash dividend of $0.09 per outstanding share of common stock, which will be paid on May 29, 2015 to shareholders of record as of the close of business on April 24, 2015. Additionally, on April 23, 2015, the Board of Epiq declared a cash dividend of $0.09 per outstanding share of common stock, which will be paid on August 3, 2015 to shareholders of record as of the close of business on May 26, 2015.  As of March 31, 2015, dividends payable were approximately $3.4 million. As of December 31, 2014, dividends payable were $3.4 million, for which we paid $3.3 million during the three months ended March 31, 2015. The remaining $0.1 million is related to dividend payments withheld on restricted stock until the release of restrictions.

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

Subject to certain exceptions, the Rights will separate from the common stock and become exercisable at the earlier to occur of the following dates (or such later date as the Board may determine under certain circumstances): (i) the tenth business day after the date of a public announcement, or public announcement of facts indicating, that a person or group has become a beneficial owner of 10% or more of the Company’s outstanding common stock; or (ii) the tenth business day after the date that any person or group commences or announces an intention to commence a tender or exchange offer that, if consummated, would result in that person or group becoming beneficial owner of 10% or more of the Company’s outstanding common stock. The Board may redeem the Rights for $0.001 per Right at any time prior to such time as any person or group triggers the Rights. The Rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company. On April 23, 2015, the Board amended the Rights Agreement to extend the expiration of the Rights from May 15, 2015 to July 7, 2015.

Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net, is displayed as a separate component of Stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The following table presents the changes in the after-tax balances of each component of Accumulated other comprehensive loss, net for the three months ended March 31, 2015 and 2014 (in thousands):

	Foreign Currency Translation	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(2,952)	$(1,410)	$(4,362)
Other comprehensive loss	(2,335)	(696)	(3,031)
Balance at March 31, 2015	$(5,287)	$(2,106)	$(7,393)

Balance at December 31, 2013	$(541)	$—	$(541)
Other comprehensive income (loss)	287	(18)	269
Balance at March 31, 2014	$(254)	$(18)	$(272)

There were no reclassifications of amounts from Accumulated other comprehensive loss into the Condensed Consolidated Statements of Operations during the three months ended March 31, 2015 and 2014.

NOTE 4: EARNINGS PER SHARE

Basic net income per share is computed on the basis of weighted-average outstanding common shares. Diluted net income per share is computed on the basis of basic weighted-average outstanding common shares adjusted for the dilutive effect, if any, of dilutive securities which included outstanding stock options and nonvested restricted stock awards.

The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$1,733	$(2,298)

Weighted-average common shares outstanding:
Basic shares	36,281	34,862
Effect of dilutive securities	633	—
Diluted shares	36,914	34,862
Earnings (loss) per share common share:
Basic income (loss) per common share	$0.05	$(0.07)
Diluted income (loss) per common share	$0.05	$(0.07)

Potentially dilutive shares excluded from the calculation:
Stock options excluded as their inclusion would be anti-dilutive	137	553

NOTE 5: FAIR VALUE MEASUREMENTS

The following table provides the financial assets and liabilities carried at fair value, in thousands, measured on a recurring basis as of March 31, 2015 and December 31, 2014 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

		Fair Value Measurements
	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2015:
Liabilities:
Interest rate swap	$3,586	$—	$3,586	$—
Acquisition-related contingent consideration	1,165	—	—	1,165
Total Liabilities	$4,751	$—	$3,586	$1,165
December 31, 2014:
Assets:
Interest rate cap	$1	$—	$1	$—

Liabilities:
Interest rate swap	$2,451	$—	$2,451	$—
Acquisition-related contingent consideration	1,116	—	—	1,116
Total Liabilities	$3,567	$—	$2,451	$1,116

Interest rate swap

The fair value of our interest rate swap was determined via the income and market approaches utilizing certain observable inputs including the forward and spot curves for the underlying 1 month LIBOR over the remaining term of the agreement. Based on these characteristics these derivative instruments are classified as Level 2. The fair values of the derivative instruments are subject to material changes based upon changes in the forward curve for 1 month LIBOR and the volatility thereof.

Acquisition-related contingent consideration

In connection with our April 2014 acquisition of Minus -10 Software, LLC (“Minus 10”), we established a contingent consideration liability that is considered to be a Level 3 liability. The fair value of the Minus 10 contingent consideration is based on management’s estimate of projected revenues and profit contributions over the measurement period and an applied discount rate of 25% which is reflective of the inherent risk attributable to this new product line given its status as an early-stage venture. Such unobservable inputs include financial forecasts prepared by management which include estimates of future cash flows, projected revenues and profit contributions, and discount rates.

The following table represents the change in the acquisition-related contingent consideration obligation during the three months ended March 31, 2015 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Total
Beginning balance December 31, 2014	$1,116
Fair value related adjustments	—
Present value accretion	67
Payments	(18)
Ending balance March 31, 2015	$1,165

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, short-term investments, receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. As of March 31, 2015 and December 31, 2014, the amounts outstanding under both our credit facility and notes payable approximated fair value due to the borrowing rates currently available to us for debt with similar terms and are classified as Level 2.

NOTE 6: INCOME TAXES

The locations where we generate income (or loss) before income taxes have a significant effect on our consolidated effective tax rate. We estimate that our 2015 pre-tax  income (or loss) earned in the United States will be subject to an approximate 42.0% combined statutory federal and state tax rate. Our foreign-sourced pre-tax income (or loss), which is earned primarily in the United Kingdom, will be subject to a statutory rate of approximately 21.0%. The amount of income (or loss) generated in the U.S. and foreign jurisdictions causes our tax rate to fluctuate due to the different statutory rates in the locations where we operate. As a result of foreign income earned, our effective tax rate for the three months ended March 31, 2015 and 2014 was lower than the U.S. federal statutory rate.

NOTE 7: SHARE-BASED COMPENSATION

We account for our share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as compensation expense over the underlying requisite service periods of the related awards. The following table presents total share-based compensation expense, which is a non-cash charge, included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Direct cost of operating revenue	$89	$19
Selling, general and administrative	1,532	3,520
Pre-tax share-based compensation expense	1,621	3,539
Income tax benefit	(681)	(1,541)
Total share-based compensation expense, net of tax	$940	$1,998

Included in pre-tax share-based compensation expense for the three months ended March 31, 2015, is $1.0 million of expense recognized with respect to executive officer and employee incentive compensation awards. The accrual is recorded in “Accrued compensation” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2015.

Nonvested Share Awards

During the three months ended March 31, 2015, we granted an aggregate of 340,000 shares of performance-based restricted stock awards (“2015 Performance RSAs”) to executive officers and senior management of the Company, with a weighted-average grant date fair value of $18.17 per share. The vesting of the executive officer 2015 Performance RSAs requires the certification by the compensation committee of the Board (the “Compensation Committee”) of the achievement of certain company financial performance criteria for the calendar year ending December 31, 2015. If achievement is certified by the Compensation Committee, the 2015 Performance RSAs will vest over the service period, which generally ranges from one to three years from the grant date. The vesting of the 2015 Performance RSAs are contingent upon continued employment by the participant through vesting date. As of March 31, 2015, we have assessed the likelihood that the performance criteria related to the 2015 Performance RSAs will be met and accordingly have recorded the related expense based on the estimated outcome.

Additionally, during the three months ended March 31, 2015, we granted an aggregate of 50,000 shares of service-based restricted stock awards (“Service RSAs”), with a weighted-average grant date fair value of $17.74 per share. The Service RSAs have vesting periods of one to three years from the grant date.

On January 28, 2014, we granted an aggregate of 225,000 shares of performance-based restricted stock awards (“2014

Performance RSAs”) to executive officers of the Company, with a weighted-average grant date fair value of $15.02. On February 20, 2015, the Compensation Committee certified that the performance condition was achieved and the 2014 Performance RSAs vested as of that date.

During the three months ended March 31, 2015, the Committee approved the grant of 314,869 shares of fully vested common stock, with a weighted-average grant date fair value of $18.28, as payment of 2014 annual incentive compensation to executive officers and employees, which was accrued as a liability and included in “Accrued compensation” on the Condensed Consolidated Balance Sheet as of December 31, 2014.

Stock Options

Options activity during the three months ended March 31, 2015 was immaterial to the Condensed Consolidated Financial Statements.

As of March 31, 2015, unrecognized compensation cost related to nonvested share-based awards and stock options was $10.7 million and $1.6 million, respectively, which will be recognized over a weighted-average period of approximately 2.6 years and 2.8 years, respectively.

As of March 31, 2015, there are 602,449 remaining shares available for issuance under the amended and restated Epiq Systems, Inc. 2004 Equity Incentive Plan.

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

The segment performance measure is based on earnings before interest, taxes, depreciation and amortization, other operating expense, and share-based compensation expense. In management’s evaluation of performance, certain costs, such as compensation for administrative staff and executive management, as well as other enterprise level expenses are not allocated by segment and, accordingly, the following reporting segment results do not include such unallocated costs.

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

Following is a summary of segment information for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31, 2015
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$70,023	$37,732	$—	107,755
Intersegment revenue	939	—	(939)	—
Operating revenues including intersegment revenue	70,962	37,732	(939)	107,755
Reimbursable expenses	313	10,960	—	11,273
Total revenue	71,275	48,692	(939)	119,028
Direct costs, selling, general and administrative expenses	53,066	35,988	(939)	88,115
Segment performance measure	$18,209	$12,704	$—	$30,913
As a percentage of segment operating revenue	26%	34%		29%

	Three Months Ended March 31, 2014
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$81,169	$35,051	$—	$116,220
Intersegment revenue	180	—	(180)	—
Operating revenues including intersegment revenue	81,349	35,051	(180)	116,220
Reimbursable expenses	1,107	5,944	—	7,051
Total revenue	82,456	40,995	(180)	123,271
Direct costs, selling, general and administrative expenses	60,158	29,044	(180)	89,022
Segment performance measure	$22,298	$11,951	$—	$34,249
As a percentage of segment operating revenue	27%	34%		29%

Following is a reconciliation of our segment performance measure to consolidated income (loss) before income taxes (in thousands):

	Three Months Ended March 31,
	2015	2014
Segment performance measure	$30,913	$34,249
Unallocated corporate expenses	(10,861)	(16,053)
Share-based compensation expense	(1,621)	(3,539)
Depreciation and software and leasehold amortization	(8,765)	(8,700)
Amortization of identifiable intangible assets	(2,685)	(3,120)
Fair value adjustment to contingent consideration	—	(1,142)
Other operating expense	(137)	(69)
Income from operations	6,844	1,626
Interest expense, net	(4,225)	(4,873)
Income (loss) before income taxes	$2,619	$(3,247)

Following are assets by segment (in thousands):

	March 31, 2015	December 31, 2014
Total Assets
Technology	$344,559	$342,596
Bankruptcy and Settlement Administration	292,494	286,889
Corporate and unallocated	94,171	108,767
Total assets	$731,224	$738,252

Following are capital expenditures (including software development costs) by segment (in thousands):

	Three Months Ended March 31,
	2015	2014
Capital Expenditures
Technology	$2,252	$6,557
Bankruptcy and Settlement Administration	436	1,029
Corporate and unallocated	5,930	3,315
Total capital expenditures	$8,618	$10,901

Following is revenue, determined by the location providing the services, by geographical area (in thousands):

	Three Months Ended March 31,
	2015	2014
Total Revenue
United States	$101,668	$110,192
United Kingdom	13,690	11,331
Other countries	3,670	1,748
Total revenue	$119,028	$123,271

Following are long-lived assets, excluding intangible assets, by geographical area (in thousands):

	March 31, 2015	December 31, 2014
Long-lived assets
United States	$79,527	$78,921
Other countries	5,485	6,371
Total long-lived assets	$85,012	$85,292

NOTE 9: SUBSQUENT EVENTS

Stock Purchase Agreement

On April 7, 2015, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and among Iris Data Services, Inc., a Texas corporation (“Iris Data Services”), R. Kent Teague II, an individual resident of the State of Texas (the “Seller”), Epiq Systems Acquisition, Inc., a New York corporation (“Buyer”), Epiq Systems, Ltd., a private limited company organized and existing under the laws of the United Kingdom (“UK Buyer”), and certain key participants to acquire all of the capital stock of Iris Data Services and its subsidiaries. Iris Data Services is a leading provider of managed services for the legal profession including electronic discovery and document review.

The aggregate consideration for the acquisition is approximately $134.0 million subject to certain post-closing adjustments. Of the aggregate consideration, approximately $67.0 million (less an amount placed in escrow as described below) will be paid to the Seller, and the remaining $67.0 million (less an amount placed in escrow as described below) will be distributed by Iris Data Services following the closing of the acquisition to participants in the Amended and Restated Iris Data Services, Inc. Participation Plan effective April 7, 2015, in accordance with the terms of the plan and the Purchase Agreement. Such post-closing distribution is expected to result in a post-closing tax benefit to Epiq of approximately $23.0 million. In addition, of the aggregate consideration, approximately $13.0 million will be placed in escrow for fifteen months after the closing as security for potential future indemnification claims. Epiq intends to fund the acquisition with existing cash and borrowings under the Company’s credit facility. The acquisition is expected to close on or about April 30, 2015.

Equity Events

On April 23, 2015, the Board declared a cash dividend of $0.09 per share of outstanding common stock and amended the Rights Agreement to extend the expiration of the Rights from May 15, 2015 to July 7, 2015. See Note 3 for additional information regarding these two events.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below, as well as other portions of this Form 10-Q, contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “projected,” “forecasted,” “may,” “estimated,” “goal,” “objective,” “seeks,” and “potential,” and variations of these words and similar expressions or negatives of these words. These forward-looking statements include, but are not limited to, any projection or expectation of earnings, revenue or other financial items; the plans, strategies and objectives of management for future operations; factors that may affect our operating results; effects of current or future economic conditions or performance; industry trends; expectations regarding the current review process of strategic and financial alternatives; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

Network infrastructure is an essential component of our technology strategy because most of our software is utilized by our customers within a hosted environment and we manage a high volume of client data. A single large client engagement may entail over 100 million documents or 100 terabytes of information and may include complex structured data such as databases and unstructured data such as email archives. We operate eDiscovery data centers in the United States, Canada, China, Hong Kong, Japan and the United Kingdom. Our data centers provide reliable, secure access to our software environments and to customer databases. Information security is paramount in any managed technology business, and Epiq incorporates best practices designed to protect sensitive customer data.

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

We work in niche, specialty areas which require deep subject matter expertise—such as litigation, investigations, bankruptcy, mergers and acquisitions, mass tort, settlements and class action—which have distinctive practices and requirements. Technology alone is insufficient to bring about a successful outcome on a sophisticated client matter; it is often the application of the technology and the expertise of our staff that create the most value for our client. We have a worldwide team of executives, client services specialists and technical consultants on whom clients rely for expert advice—whether delivered at the client’s site or from one of our office locations. Our team includes former practicing litigators, bankruptcy attorneys, plaintiff’s counsel, defense counsel, eDiscovery counsel and other professionals who are leaders in their areas of expertise. While we do not offer clients legal advice (because we are not a law firm), we draw heavily from our subject matter expertise in the legal profession to assist clients in achieving the best outcome on each project for which we are retained.

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

Financial and Industry Trends

Financial Overview

Our pretax income for the three months ended March 31, 2015 was $2.6 million, an increase of $5.8 million compared to the same period of 2014. Our pretax income for the three months ended March 31, 2015 was impacted by the following:

•                  Decrease in data center consolidation expenses as compared to the prior year: We incurred $2.1 million of expense related to the consolidation of data centers during the three months ended March 31, 2014. Our data center consolidation project was completed during the fourth quarter of 2014.

•                  Decrease in acquisition-related contingent consideration expense as compared to the prior year: A fair value adjustment to contingent consideration of $1.1 million was recorded during the three months ended March 31, 2014, related to our acquisition of De Novo Legal LLC (“De Novo Legal”) in 2011. There are no further obligations remaining with respect to the De Novo Legal contingent consideration.

•                  Decrease in reorganization expenses as compared to the prior year: Reorganization expense decreased by $1.5 million. The decrease was primarily related to post-employment benefits in connection with an executive resignation agreement during the first quarter of 2014.

•                  Incurrence of strategic and financial review expenses: We incurred $1.0 million of strategic and financial review expenses during the first quarter of 2015. See the section entitled “Strategic and Financial Review” for additional information about the continuing review.

•                  Depreciation and Amortization expense: Depreciation and Amortization expense of $8.8 million and $8.7 million for the three months ended March 31, 2015 and 2014, respectively, reflects the higher level of historical capital expenditures. During fiscal years 2014, 2013 and 2012 our capital expenditures, inclusive of capital leases and notes payable, were $40.9 million, $48.6 million and $22.7 million, respectively. Over the past two fiscal years, we have invested significantly in the expansion of our global data centers and in upgrades to our network infrastructure both in the United States and internationally in order to grow our operating revenue and enhance data security. During 2015, we expect to continue to invest in our operations through capital expenditures and potential acquisition opportunities.

•                  Net interest expense: Net interest expense was $4.2 million and $4.9 million for the three months ended March 31, 2015 and 2014, respectively. The decrease of $0.7 million for 2015 as compared to the same period of 2014 was primarily due to $0.8 million of fees incurred and expensed in March 2014 in conjunction with the first amendment to our Credit Agreement. The level of interest expense in both periods reflects the impact of our August 2013 Credit Agreement inclusive of amendments in March 2014 and January 2015. We entered into this new Credit Agreement to fund our higher level of capital expenditures during 2013 and 2014, to increase our liquidity and to provide for enhanced financial flexibility to continue to pay cash dividends and to consider acquisition opportunities. The financial covenants in the new Credit Agreement are less restrictive than the ones contained in our former credit facility. Our new Credit Agreement also provides a $200 million uncommitted accordion for access to incremental capital which we expect to use to fund a portion of the acquisition of Iris Data Services, Inc. as described in Note 9 to the Condensed Consolidated Financial Statements.

Technology Trends

Our Technology segment continues to be a leader in the highly fragmented global eDiscovery market. The growth of our Europe and Asia eDiscovery operations and the growth in our North America Document Review service offering were the two primary drivers of the increase in operating revenue in the Technology segment over the last two fiscal years.

Operating revenue from our Europe and Asia eDiscovery operations increased to $16.4 million for the three months ended March 31, 2015 from $13.0 million for the same period of 2014 due to organic growth from both new and existing clients. Operating revenue from our North America eDiscovery operations decreased to $53.7 million for the three months ended March 31, 2015 from $68.2 million for the same period of 2014, primarily due to lower document review revenue and lower volumes and continued pricing pressures in our electronically stored information (“ESI”) service offerings. We expect the recent pricing pressures related to our ESI services in North America to continue for the remainder of 2015, which could impact our gross margins.

Global ESI solutions continued as the primary Technology segment service offering. For the three months ended March 31, 2015, global ESI operating revenue was $42.0 million compared to $44.4 million for the three months ended March 31, 2014, while global document review operating revenue was $28.0 million compared to $36.8 million in the same periods, respectively.

The following table summarizes our mix of operating revenue for Technology by geography and service offering:

	March 31, 2015		March 31, 2014
Amounts in thousands	Operating Revenue	% of Total Segment Operating Revenue	Operating Revenue	% of Total Segment Operating Revenue	% Change in Operating Revenue	Change in Mix %
North America:
ESI	$31,249	45%	$34,669	43%	(10)%	2%
Document review	22,417	32%	33,530	41%	(33)%	(9)%
Total North America	53,666	77%	68,199	84%	(21)%	(7)%
Europe and Asia:
ESI	10,742	15%	9,731	12%	10%	3%
Document review	5,615	8%	3,239	4%	73%	4%
Total Europe and Asia	16,357	23%	12,970	16%	26%	7%
Technology Segment	$70,023	100%	$81,169	100%	(14)%

Global ESI	$41,991	60%	$44,400	55%	(5)%	5%
Global Document Review	28,032	40%	36,769	45%	(24)%	(5)%
Technology Segment	$70,023	100%	$81,169	100%	(14)%

Bankruptcy and Settlement Administration Trends

The operating results of our Bankruptcy and Settlement Administration segment largely depends on the number, size and complexity of bankruptcy filings and of class action, mass tort, federal regulatory actions, data breach and litigation activity within the United States. Operating revenue from bankruptcy services increased to $20.1 million for the three months ended March 31, 2015 from $17.4 million for the same period of 2014 due to a large chapter 11 restructuring case that commenced in April 2014 and a large loan review engagement that began in the first quarter of 2015. Operating revenue from settlement administrative services was unchanged at $17.7 million for both the three months ended March 31, 2015 and 2014. We expect the current decline in bankruptcy filings to continue for the remainder of 2015. We anticipate modest growth in our settlement administration revenues in 2015, driven by an increase in demand for mass tort, federal regulatory action and data breach related services.

See the section “Results of Operations by Segment” below for additional discussion about operating results by segment.

Strategic and Financial Review

On September 18, 2014, the Board of Directors (the “Board”) of Epiq announced that it commenced a process to explore a full range of strategic and financial alternatives, which may include among other things, acquisitions, divestitures, or a going-private or recapitalization transaction, in order to determine a course of action that is in the best interest of all shareholders. In addition to the strategic review, on September 18, 2014, we entered into the Rights Agreement (“Rights Agreement”) pursuant to which the Board declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of our common stock. The dividend was paid on September 29, 2014 to holders of record as of the close of business on that date. The Board adopted the Rights Agreement to protect shareholders from coercive or otherwise unfair takeover tactics during the time the Board considers a full range of strategic and financial alternatives. On April 23, 2015, the Board amended the Rights Agreement to extend the expiration of the Rights from May 15, 2015 to July 7, 2015.

Results of Operations for the Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

The following provides information relevant to understanding our consolidated results of operations. Also see our discussion of segment results in the Results of Operations by Segment section below.

Consolidated Results of Operations

	Three Months Ended March 31,
Amounts in thousands	2015	2014	$ Change Increase / (Decrease)	% Change Increase / (Decrease)
Operating revenue	$107,755	$116,220	$(8,465)	(7)%
Reimbursable expenses	11,273	7,051	4,222	60%
Total Revenue	119,028	123,271	(4,243)	(3)%
Direct costs of operating revenue (exclusive of depreciation and amortization shown separately below)	51,029	57,635	(6,606)	(11)%
Reimbursable expenses	10,504	6,803	3,701	54%
Selling, general and administrative expense	39,064	44,176	(5,112)	(12)%
Depreciation and software and leasehold amortization	8,765	8,700	65	1%
Amortization of identifiable intangible assets	2,685	3,120	(435)	(14)%
Fair value adjustment to contingent consideration	—	1,142	(1,142)	(100)%
Other operating expense	137	69	68	99%
Total Operating Expense	112,184	121,645	(9,461)	(8)%
Income From Operations	6,844	1,626	5,218	321%
Interest Expense (Income)
Interest expense	4,229	4,877	(648)	(13)%
Interest income	(4)	(4)	—	n/m
Net Interest Expense	4,225	4,873	(648)	(13)%
Income (Loss) Before Income Taxes	2,619	(3,247)	5,866	n/m
Provision for (benefit from) Income Taxes	886	(949)	1,835	n/m
Net Income (Loss)	$1,733	$(2,298)	$4,031	n/m

n/m—not meaningful

Consolidated Revenue

Operating revenue decreased $8.4 million, or 7%, to $107.8 million during the three months ended March 31, 2015 from $116.2 million during the three months ended March 31, 2014. This is composed of a decrease of $11.1 million in the Technology segment, offset by an increase of $2.7 million in the Bankruptcy and Settlement Administration segment. Refer to the subsequent Results of Operations by Segment for additional information.

Our total revenue includes reimbursable expenses, such as postage related to notification services. Although reimbursable expenses may fluctuate significantly from period to period, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Consolidated Operating Expense

Direct cost of operating revenue (exclusive of depreciation and amortization expense), decreased $6.6 million, or 11%, to $51.0 million during the three months ended March 31, 2015 from $57.6 million during the three months ended March 31, 2014. This was primarily due to a decrease of $5.9 million in direct compensation costs primarily in our Technology segment, and a decrease of $1.7 million in legal notification and advertising expenses primarily in our settlement administration business, offset by an increase of $1.4 million in other production costs, primarily related to software licenses in our Technology segment.

Reimbursable expenses increased $3.7 million, or 54%, during the three months ended March 31, 2015 to $10.5 million from $6.8 million during the three months ended March 31, 2014. This corresponds to the increase in Reimbursable expenses revenue and is primarily due to higher postage volumes.

Selling, general and administrative expense decreased $5.1 million, or 12%, to $39.1 million during the three months ended March 31, 2015 from $44.2 million during the three months ended March 31, 2014. This decrease was primarily due to a decrease of $3.3 million in compensation expenses reflecting $2.6 million in post-employment benefits related to an executive resignation agreement recognized during the three months ended March 31, 2014, a decrease of $1.3 million in travel and entertainment expenses and a decrease of $1.1 million in external professional services, offset by an increase of $1.0 million related to our strategic and financial review process.

A fair value adjustment to contingent consideration of $1.1 million was recorded during the three months ended March 31, 2014, related to our acquisition of De Novo Legal LLC (“De Novo Legal”) in 2011. There are no further obligations remaining with respect to the De Novo Legal contingent consideration.

Consolidated Net Interest Expense

Net interest expense decreased $0.7 million, or 14%, to $4.2 million for the three months ended March 31, 2015, from $4.9 million for the three months ended March 31, 2014. The decrease was primarily due to $0.8 million of fees incurred and expensed in conjunction with the amendment to our Credit Agreement in March 2014, offset by higher principal amount of debt outstanding during the three months ended March 31, 2015 compared to the same period of 2014.

Consolidated Income Taxes

Our effective tax rate for the three months ended March 31, 2015 was 33.8% and 29.2% for the same period of the prior year. The effective tax rate in both periods reflects the favorable impact of the income earned in international jurisdictions that have lower income tax rates than the U.S. statutory tax rate.

We have a substantial business presence within New York City. On April 13, 2015, New York City passed comprehensive corporate income tax reform with most changes effective for years 2015 and beyond. In accordance with U.S. GAAP, changes in tax law are recognized in the financial statements in the period of enactment; therefore, the impact of this change will be reflected in our consolidated financial statements beginning with the second quarter of 2015. We do not expect the enactment of this new law to be material to the consolidated financial statements.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 8 to the Condensed Consolidated Financial Statements. The table below presents operating revenue, direct costs and selling, general and administrative expenses (including reimbursable expenses) and segment performance measure for each of our reportable segments and a reconciliation of the segment performance measure to our consolidated income (loss) before income taxes.

	Three Months Ended March 31,		$ Change Increase	% Change Increase
Amounts in thousands	2015	2014	/(Decrease)	/(Decrease)
Operating revenue
Technology	$70,023	$81,169	$(11,146)	(14)%
Bankruptcy and Settlement Administration	37,732	35,051	2,681	8%
Total operating revenue	$107,755	$116,220	$(8,465)	(7)%
Reimbursable expenses
Technology	$313	$1,107	$(794)	(72)%
Bankruptcy and Settlement Administration	10,960	5,944	5,016	84%
Total reimbursable expenses	$11,273	$7,051	$4,222	60%
Direct costs, selling, general and administrative expenses
Technology	$53,066	$60,158	$(7,092)	(12)%
Bankruptcy and Settlement Administration	35,988	29,044	6,944	24%
Intercompany eliminations	(939)	(180)	(759)	n/m
Total direct costs, selling, general and administrative expenses	$88,115	$89,022	$(907)	(1)%
Segment performance measure
Technology	$18,209	$22,298	$(4,089)	(18)%
Bankruptcy and Settlement Administration	12,704	11,951	753	6%
Total segment performance measure	$30,913	$34,249	$(3,336)	(10)%

	Three Months Ended March 31,		$ Change Increase	% Change Increase
Amounts in thousands	2015	2014	/(Decrease)	/(Decrease)
Segment performance measure as a percentage of segment operating revenue
Technology	26%	27%		(1)%
Bankruptcy and Settlement Administration	34%	34%		—
Total	29%	29%		—
Reconciliation of Segment Performance Measure to Consolidated Income (Loss) Before Income Taxes
Segment performance measure	$30,913	$34,249	$(3,336)	(10)%
Unallocated corporate expenses	(10,861)	(16,053)	5,192	(32)%
Share-based compensation expense	(1,621)	(3,539)	1,918	(54)%
Depreciation and software and leasehold amortization	(8,765)	(8,700)	(65)	1%
Amortization of identifiable intangible assets	(2,685)	(3,120)	435	(14)%
Fair value adjustment to contingent consideration	—	(1,142)	1,142	(100)%
Other operating expense	(137)	(69)	(68)	99%
Income from operations	6,844	1,626	5,218	321%
Interest expense, net	(4,225)	(4,873)	648	(13)%
Income (loss) before income taxes	$2,619	$(3,247)	$5,866	181%

n/m—not meaningful

Technology Segment

Operating revenue decreased $11.2 million, or 14%, to $70.0 million during the three months ended March 31, 2015 from $81.2 million during the three months ended March 31, 2014. This was primarily due to a decrease of $11.1 million in document review revenue in North America that was primarily the result of three large document review engagements that originated in 2013 that were substantially completed during the fourth quarter of 2014 and a $3.4 million decrease in North America ESI operating revenue as the result of lower volumes and continued pricing pressures, partially offset by an increase of $3.4 million in Europe and Asia eDiscovery revenues as the result of organic growth in both document review and ESI services.

Direct costs, selling, general and administrative expenses decreased $7.1 million, or 12%, to $53.1 million during the three months ended March 31, 2015 from $60.2 million during the three months ended March 31, 2014. This included a decrease of $8.0 million in direct compensation expenses for employees, project-based attorneys and contractor labor associated with the decrease in document review revenue, a decrease of $0.5 million in general and administrative employee compensation and a decrease of $0.5 million in office-related expenses such as lease expense, maintenance, utilities and supplies. These decreases were partially offset by an increase of $1.4 million in other production costs that were primarily due to data center and third party production costs.

Bankruptcy and Settlement Administration Segment

Operating revenue increased $2.6 million, or 7%, to $37.7 million during the three months ended March 31, 2015 from $35.1 million during the three months ended March 31, 2014. This was primarily due to an increase in corporate restructuring revenues driven by the timing of a large Chapter 11 engagement that principally began in the second quarter of 2014, a large loan document review engagement and increased demand for our AACER® services during this quarter.

Direct costs, selling, general and administrative expenses increased $7.0 million, or 24%, to $36.0 million during the three months ended March 31, 2015 from $29.0 million during the three months ended March 31, 2014. The increase was primarily the result of an increase of $4.5 million in reimbursed direct costs, primarily postage costs, an increase of $2.1 million in direct compensation costs for employees and contractor labor and an increase of $1.2 million in information technology costs offset by a decrease of $1.9 million in legal notification and advertising costs.

Liquidity and Capital Resources

Overview

We had $38.3 million in cash and cash equivalents as of March 31, 2015, of which $8.3 million was on deposit with financial institutions outside of the United States. We consider the earnings of our foreign subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. In the event that we decide to repatriate foreign earnings, we would have to adjust the income tax provision in the period when we determine that the earnings will no longer be indefinitely invested outside the United States.

We have historically funded our operations primarily through cash flows from operations, borrowings under our credit facility and the issuance of debt. Furthermore, we have historically used cash to develop and enhance our proprietary software products, fund our capital expenditures, repurchase shares of our common stock, pay dividends and acquire businesses. We have also used cash to pay interest and principal amounts outstanding under various debt agreements.

We believe that existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, borrowing capacity under our credit facility, will suffice to meet our operating and debt service requirements and other current liabilities for at least the next 12 months. As we expect to continue to generate positive free cash flow in 2015 and beyond, we expect to continue to repay or refinance the amounts outstanding under our credit facility as they become due and payable.

Operating Activities

Our operating activities provided net cash of $3.8 million during the three months ended March 31, 2015. Included in net cash provided by operating activities was net income of $1.7 million which included $14.1 million of non-cash expenses for net contribution to cash flows of $15.8 million related to net income adjusted to exclude non-cash expenses. Cash provided by operating activities also included a $12.0 million decrease in cash resulting from net changes in operating assets and liabilities, primarily from a $13.3 million increase in accounts receivables due to an increase of days-sales-outstanding together with an increase in sequential quarterly revenue as compared to the prior quarter, a decrease of $5.1 million in accounts payable and other liabilities offset by a decrease of $3.9 million in income taxes receivable due primarily from collection of a $2.3 million net tax refunds. Other operating assets and liabilities increased operating cash flows $2.5 million. Trade accounts receivable fluctuates from period to period depending on the period to period change in revenue and the timing of revenue and collections. Accounts payable fluctuates from period to period depending on the timing of purchases and payments.

Our operating activities used net cash of $0.8 million during the three months ended March 31, 2014. Included in net cash used by operating activities was a net loss of $2.3 million which included $17.5 million of non-cash expenses for a total contribution to cash flows of $15.2 million related to net income adjusted to exclude non-cash expenses. Cash used by operating activities also included a $16.0 million net use of cash resulting from changes in operating assets and liabilities, primarily from an $11.2 million decrease in accounts payable and other liabilities, a decrease in income taxes payable of $3.8 million and an increase of $1.8 million in prepaid expenses and other assets. These uses of cash were partially offset by a $3.1 million decrease in trade accounts receivable.

Investing Activities

We used cash of $6.5 million and $9.5 million during the three months ended March 31, 2015 and 2014, respectively, for the purchase of property and equipment, including computer hardware and purchased software licenses primarily for our Technology segment and purchased computer hardware primarily for our network infrastructure. Software development is essential to our continued growth, and we used cash of $2.1 million and $1.4 million during the three months ended March 31, 2015 and 2014, respectively, to fund internal costs related to the development of software.

Financing Activities

During the three months ended March 31, 2015 we repaid $1.3 million which included a $0.6 million excess cash flow payment under the Credit Agreement.  The excess cash flow payment is calculated annually and any such payment reduces proportionately each of the remaining quarterly principal payments required under the Credit Agreement. We also paid $1.2 million of principal payments related to other debt. We paid $0.6 million of debt issuance cost in conjunction with the second amendment to our Credit Agreement. We also paid $3.3 million in dividends and used $4.0 million to repurchase shares required to be repurchased by the Company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards. Cash proceeds from the exercise of stock options were $0.5 million.

During the three months ended March 31, 2014 we repaid $0.8 million under the Credit Agreement along with $1.3 million of principal payments related to other debt. We paid $0.8 million of debt issuance cost in conjunction with the first amendment to our Credit Agreement. We also paid $3.5 million of deferred acquisition consideration related to the December 2011 acquisition of De Novo Legal LLC. In addition, we paid $3.2 million in dividends and used $3.2 million to repurchase shares required to be repurchased by the Company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises. Cash proceeds from the exercise of stock options were $3.1 million.

Credit Agreement

In August 2013, we entered into a $400 million senior secured credit facility consisting of a $100 million senior revolving loan commitment, maturing in August 2018, and a $300 million senior secured term loan, maturing in August 2020 (the “Credit Agreement”). The credit facility is secured by liens on our real property and a significant portion of our personal property.

During the term of the Credit Agreement, we have the right, subject to compliance with the covenants specified in the Credit Agreement, to increase the credit facility from $400 million up to an aggregate maximum of $600 million in one or more tranches (the “$200 million Accordion”). The $200 million Accordion rights include increasing the senior secured term loan from the original $300 million up to $500 million and/or increasing the total capacity under the senior revolving loan commitment from its original $100 million up to a maximum of $200 million with the aggregate total increase in the term loan and revolving loans not to exceed $200 million.

The senior secured term loan under our credit facility requires scheduled quarterly principal payments at a rate of 0.25% and a final installment equal to the remaining principal balance in August 2020. In addition, the Credit Agreement contains certain annual mandatory prepayment terms based on a percentage of excess cash flow. Excess cash flow, as defined in the Credit Agreement consists of Consolidated EBITDA (as defined in the Credit Agreement) adjusted for capital expenditures, changes in working capital, interest paid, income taxes paid, principal payments, dividends and certain acquisition-related obligations. Such annual mandatory prepayments are only required when the applicable year end net leverage ratio exceeds 2.75 to 1.00 and any payments reduce proportionately the remaining quarterly principal payments. During the first quarter, we made a $0.6 million excess cash flow payment relating to the period ending December 31, 2014.

The Credit Agreement contains a financial covenant related to a net leverage ratio (as defined in the Credit Agreement) which is not permitted to exceed 4.50 to 1.00 as well as other customary covenants related to limitations on (i) creating liens, debt, guarantees or other contingent obligations, (ii) engaging in mergers, acquisitions and consolidations, (iii) prepaying, redeeming or repurchasing subordinated or junior debt, and (iv) engaging in certain transactions with affiliates, in each case, subject to customary exceptions.

Under our Credit Agreement, our ability to declare and pay dividends and repurchase securities from equity holders is limited by a requirement that such payments are not to exceed, in the aggregate, 50% of net income, as adjusted, on a cumulative basis for all quarterly periods from the closing date of the credit facility and ending prior to the date of payment or repurchase. Adjustments to Consolidated Net Income (as defined in the Credit Agreement) include among other items, the exclusion of extraordinary items, specified severance costs, cumulative effect of a change in accounting principle, intangible asset amortization and impairment charges, non-cash compensation expense, cumulative effect of foreign currency translations, and gains or losses from discontinued operations. Further, we are not allowed to declare and pay dividends and repurchase securities from equity holders if our net leverage ratio on a pro forma basis would exceed 4.25 to 1.0 or if our pro forma unused capacity on the senior revolving loan would be less than $25 million. The amounts outstanding under the credit facility may be accelerated upon the occurrence of an event of default under the Credit Agreement.

•                  First Amendment: On March 26, 2014, we entered into the First Amendment to the Credit Agreement (“First Amendment”), which reduced the interest rate options for our senior secured term loan and reduced the LIBOR floor for an aggregate reduction of 50 basis points. Effective with the date of the First Amendment, the senior secured term loan bore interest as follows: (1) 2.50% plus prime rate subject to a 1.75% floor; or (2) 3.50% plus one, two, three or six month LIBOR subject to a 0.75% LIBOR floor, for an aggregate floating rate floor of 4.25%.

•                  Second Amendment: On January 26, 2015, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which increased the senior secured term loan interest rate options by 25 basis points to the following: (1) 2.75% plus prime rate subject to a 1.75% floor; or (2) 3.75% plus one, two, three or six month LIBOR subject to a 0.75% LIBOR floor, for an aggregate floating rate floor of 4.50%. The Second Amendment also amended the definition of “Applicable Margin” increasing the margin determined by reference to our consolidated net leverage ratio (as defined in the Credit Agreement) for purposes of calculating the interest rate for base rate loans, Eurodollar loans and the fee applicable to letters of credit as specified therein. In addition, the Second Amendment amended the definitions of “Consolidated EBITDA”, “Consolidated Net Income” and “Excess Cash Flow” to permit us to add back the additional following charges: (1) severance and reorganization costs and expenses incurred during any trailing twelve month period that includes a fiscal quarter ending on or after January 1, 2014 and on or prior to December 31, 2014; and (2) certain fees, costs and expenses incurred by us in connection with our previously announced review of certain strategic and financial alternatives, including potential proxy contests.

As of March 31, 2015:

•                  We were in compliance with all financial covenants.

•                  Our outstanding borrowings under the term loan were $295.0 million and there were no borrowings outstanding under the revolving credit facility.

•                  We had $1.7 million in letters of credit outstanding that reduce the borrowing capacity under the senior revolving loan, and

•                  All outstanding borrowings under the senior secured term loan were based on the 0.75% LIBOR floor and the applicable margin was 3.75% for an aggregate floating rate floor of 4.50%.

See Note 2 to the Condensed Consolidated Financial Statements for additional information related to the credit facility.

Business Acquisition

On April 7, 2015, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and among Iris Data Services, Inc., a Texas corporation (“Iris Data Services”), R. Kent Teague II, an individual resident of the State of Texas (the “Seller”), Epiq Systems Acquisition, Inc., a New York corporation (“Buyer”), Epiq Systems, Ltd., a private limited company organized and existing under the laws of the United Kingdom (“UK Buyer”), and certain key participants to acquire all of the capital stock of Iris Data Services and its subsidiaries. Iris Data Services is a leading provider of integrated technology solutions for the legal profession including electronic discovery, document review and managed litigation services.

The aggregate consideration for the acquisition is approximately $134.0 million subject to certain post-closing adjustments. Of the aggregate consideration, approximately $67.0 million (less an amount placed in escrow as described below) will be paid to the Seller, and the remaining $67.0 million (less an amount placed in escrow as described below) will be distributed by Iris Data Services following the closing of the acquisition to participants in the Amended and Restated Iris Data Services, Inc. Participation Plan effective April 7, 2015, in accordance with the terms of the plan and the Purchase Agreement. Such post-closing distribution is expected to result in a post-closing tax benefit to Epiq of approximately $23.0 million. In addition, of the aggregate consideration, approximately $13.0 million will be placed in escrow for fifteen months after the closing as security for potential future indemnification claims. Epiq intends to fund the acquisition with existing cash and borrowings under the Company’s credit facility. The acquisition is expected to close on or about April 30, 2015.

Dividends

We paid a cash dividend of $3.3 million, or $0.09 per share of common stock, during the three months ended March 31, 2015 as compared to the cash dividend of $3.2 million, or $0.09 per common share, paid during the three months ended March 31, 2014. On February 26, 2015, the Board declared a cash dividend of $0.09 per outstanding share of common stock, which will be paid on May 29, 2015 to shareholders of record as of the close of business on April 24, 2015.  Additionally, on April 23, 2015, the Board of Epiq declared a cash dividend of $0.09 per outstanding share of common stock, which will be paid on August 3, 2015 to shareholders of record as of the close of business on May 26, 2015.

Share Repurchase Program

On November 6, 2013, our Board approved and authorized the 2014 Share Repurchase Program, which consists of the repurchase, on or prior to December 31, 2015, of our outstanding shares of common stock up to an aggregate of $35.0 million. The 2014 Share Repurchase Program became effective on January 1, 2014. There were no repurchases of shares of common stock under the 2014 Share Repurchase Program during the three months ended March 31, 2015.

Critical Accounting Policies and Estimates

We disclose critical accounting policies and estimates that require management to use significant judgment or that require significant estimates in our 2014 Form 10-K. Management regularly reviews the selection and application of our critical accounting policies. There have been no material updates to the critical accounting policies and estimates contained in our 2014 Form 10-K.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board issued an accounting standard update, “Simplifying the Presentation of Debt Issuance Costs.” This standard changes the requirements for the reporting of debt issuance costs in financial statements. Upon adoption an entity would be required to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. This standard is effective retrospectively for annual and interim periods after December 15, 2015. Early adoption of the standard is permitted for financial statements that have not been previously issued. As of March 31, 2015, we had $7.1 million of debt issuance cost assets recorded in “Other long-term assets” in our Condensed Consolidated Balance Sheets.

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

Interest Rate Risk

Credit Facility

The senior secured term loan under our credit facility bears interest as follows: (1) 2.75% plus prime rate subject to a 1.75% floor; or (2) 3.75% plus one, two, three or six month LIBOR rate subject to a 0.75% LIBOR floor for an aggregate floating rate floor of 4.50%. As of March 31, 2015, all outstanding borrowings under the term loan were based on LIBOR subject to an aggregate floating rate floor of 4.50%.

Based on sensitivity analysis we performed for the three months ended March 31, 2015, a hypothetical 100 basis point movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

Interest Rate Derivatives

In November 2013, we entered into a two-year 3% interest rate cap agreement for a notional amount of $150.0 million equal to the portion of the senior secured term loan being hedged. As of March 31, 2015, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risks of rising interest rates.

In April 2014, we entered into a forward interest rate swap effective from August 31, 2015 through August 27, 2020, with a notional amount of approximately $73.7 million equal to the portion of the outstanding amortized principal amount of the senior secured term loan being hedged as of the effective date of the forward interest rate swap. Under the swap we will pay a fixed amount of interest of 2.81% on the notional amount and the swap counterparty will pay a floating amount of interest based on LIBOR with a one-month designated maturity subject to a floor of 0.75% which is consistent with our obligation under the term loan. The interest rate swap contains a floor of 0.75% to ensure that the one-month LIBOR received on each settlement of the interest rate swap will not be less than our LIBOR floor obligation to lenders of 0.75%.

The objective of entering into this interest rate swap is to eliminate the variability of the cash flows in interest payments related to the portion of the debt being hedged. The interest rate swap qualifies as a cash flow hedge and, as such, is being accounted for at estimated fair value with changes in estimated fair value being deferred in accumulated other comprehensive income (loss) until such time as the hedged transaction is recognized in earnings. As of March 31, 2015, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risks of rising interest rates.

Chapter 7 Deposit-based fees

We earn deposit-based and service fees from our Chapter 7 bankruptcy services. Deposit-based and service fees are earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients. The fees we earn are based on assets placed on deposit by our trustee clients and may vary based on fluctuations in short-term interest rates. As of March 31, 2015, we had $1.4 billion of assets placed on deposit with designated financial institutions.

Based on sensitivity analysis we performed for the three months ended March 31, 2015, a hypothetical 100 basis point movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 1% increase in foreign exchange rates applied to our historical results of operations for the three months ended March 31, 2015 which indicated that such a movement would not have had a material effect on our total revenues or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Company’s Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s current disclosure controls and procedures are effective as of the end of the period for which this Quarterly Report on Form 10-Q is filed. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 1A.                        Risk Factors

There have been no material changes in our Risk Factors from those disclosed in our 2014 Form10-K that was filed with the SEC on March 2, 2015.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we purchased shares of our common stock as follows.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 – January 31	—	—	—	$35,000,000
February 1 – February 28	221,626	$18.28	—	$35,000,000
March 1 – March 31	—	—	—	$35,000,000
Total	221,626		—

(1)              Represents shares of common stock surrendered to us by participants under amended and restated Epiq Systems, Inc. 2004 Equity Incentive Plan (the “Current Plan”) to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the exercise price of stock options exercised.

(2)              The price paid per share was based on the closing trading prices of our common stock on the dates on which we repurchased shares from the participants under the Current Plan.

(3)              On November 6, 2013, our Board approved and authorized the 2014 Share Repurchase Program that allows us to repurchase, on or prior to December 31, 2015, outstanding shares of common stock up to an aggregate of $35.0 million. There were no repurchases of shares of common stock under the 2014 Share Repurchase Program during the three months ended March 31, 2015.

Item 6.                                 Exhibits

31.1	Certification of the Chief Executive Officer of Epiq Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Epiq Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Epiq Systems, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

†

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language). : (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iv) Condensed Consolidated Changes in Equity for the three months ended March 31, 2015, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiq Systems, Inc.

Date: April 28, 2015	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2015	/s/ Karin-Joyce Tjon Sien Fat
Karin-Joyce Tjon Sien Fat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)