Form 10-K/A
period 2014-12-31
EPIQ SYSTEMS INC
filed 2015-04-29
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

001-36633

(Commission File Number)

Epiq Systems, Inc.

(Exact name of registrant as specified in its charter)

Missouri	48-1056429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

501 Kansas Avenue,

Kansas City, Kansas 66105

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: 913-621-9500

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value Preferred Stock Purchase Rights	The NASDAQ Stock Market, LLC The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

Epiq Systems, Inc. (the “Company” , “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2014 (the “Original Report”) to include Items 10, 11, 12, 13 and 14 of Part III to Form 10-K. No changes are being made to the Original Report. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report and it does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing.

The Report of the Compensation Committee on Executive Compensation included in this Amendment No. 1 on Form 10-K/A is not to be incorporated by reference into any other filings made with the Securities and Exchange Commission unless otherwise stated in those filings.

PART III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is a description of the age, background and skills qualifications and attributes of our directors and executive officers.

Tom W. Olofson

Director since: 1988

Age: 73

Chief Executive Officer and Chairman of the Board of Directors

Experience. Mr. Olofson acquired the Company in July 1988 and has served continuously as the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Board”) since that time. In 1997, Mr. Olofson led the Company’s initial public offering, and the Company has been continuously listed on NASDAQ since February 1997. Prior to that, he held various management positions at Xerox Corporation and was a senior vice president and member of the Office of the President of Marion Laboratories, Inc. Mr. Olofson has also served as a director of, and advisor to, various private companies in which he has been an investor. In the past five years, Mr. Olofson has not served on the board of any other publicly traded company or any company registered as an investment company under the Investment Company Act of 1940, as amended. Mr. Olofson earned a BBA from the University of Pittsburgh and is currently Chairman of the Tom W. and Jeanne H. Olofson Foundation and an emeritus member of the Board of Visitors of the Katz Graduate School of Business at the University of Pittsburgh.

Specific Qualifications, Skills and Attributes. The Board believes that Mr. Olofson’s experience as a senior executive and his general executive management skills and financial acumen are exceedingly valuable to Epiq. He has transformed Epiq from a privately held small business in July 1988 to a publicly traded, global technology services leader in 2015. Mr. Olofson has extensive knowledge of all aspects of Epiq’s business, including its management and personnel, financials and operations. He also serves as the cultural leader of Epiq, responsible for guiding Epiq’s business values and senior management and other personnel at Epiq through his committed, ethical and accountable leadership.

James A. Byrnes

Director since: 2003

Age: 68

Experience. Mr. Byrnes served as vice president of international marketing for Hoechst Marion Roussel, Inc. until his retirement in 1996. Prior to that, he was vice president of global commercial development for Marion Merrell Dow. Prior to these positions, he held several executive sales and marketing positions at Marion Merrell Dow and Marion Laboratories, predecessor companies to Hoechst Marion Roussel. In recent years, Mr. Byrnes has served as an advisor to various entrepreneurial companies. In the past five years, Mr. Byrnes has not served on the board of any other publicly traded company or any company registered as an investment company under the Investment Company Act of 1940, as amended. He holds a BS degree in general science from Gannon University and an MBA degree from Rockhurst College.

Specific Qualifications, Skills and Attributes. The Board believes that Mr. Byrnes brings significant executive-level sales, marketing, global commercial and strategic expertise to the Board.

Charles C. Connely, IV

Director since: 2012

Age: 67

Experience. Since March 2012, Mr. Connely has served as a Managing Director of EPR Financial Services, a subsidiary of EPR Properties, a real estate investment trust traded on the New York Stock Exchange. Prior to this position, Mr. Connely was the President of C.C. Connely & Associates, a private financial services company. He previously served as the General Manager-Vice President of a division of Butler Manufacturing Company, a steel manufacturing company that was previously traded on the New York Stock Exchange, and was the Chief Executive Officer of the D.H. Pace Company, a private construction company. Mr. Connely has over twenty years of investment banking experience as he previously served as Managing Director of KPMG LLP’s Corporate Finance Group and as Vice President of Corporate Finance with George K. Baum & Company, an investment banking firm. In the past five years, Mr. Connely has not served on the board of any other publicly traded company or any company registered as an investment company under the Investment Company Act of 1940, as amended. Mr. Connely is an associate teaching professor at the University of Missouri-Kansas City Bloch School. He is a graduate of the University of Missouri-Kansas City with BBA and MBA degrees and is also a graduate of the Stonier Graduate School of Banking at Georgetown University. Mr. Connely holds CCIM, CFP and CPM designations.

Specific Qualifications, Skills and Attributes. The Board believes that Mr. Connely brings significant accounting, financial and management expertise to the Board.

Edward M. Connolly, Jr.

Director since: 2001

Age: 72

Experience. Mr. Connolly is a retired executive from Aventis Pharmaceuticals, where he served as president of the Aventis Pharmaceuticals Foundation and vice president of community affairs. Prior to that, he held various executive human resources positions at Hoechst Marion Roussel, Marion Merrell Dow, and Marion Laboratories, predecessor companies to Aventis. Since 2000, Mr. Connolly has served as an executive-level human resources consultant at Rights Management Consultants, and led CEO Groups comprised of executives from various industries. In the past five years, Mr. Connolly has not served on the board of any other publicly traded company or any company registered as an investment company under the Investment Company Act of 1940, as amended. He holds a BA degree in psychology from Bellarmine University.

Specific Qualifications, Skills and Attributes. The Board believes that Mr. Connolly brings significant executive leadership, human resources and community affairs expertise to the Board.

Douglas M. Gaston

Director since: 2014

Age: 63

Experience. In 2014, Mr. Gaston retired as Regional Managing Director for BKD, LLP, a national accounting and advisory firm where he had been a partner for close to 25 years. In the past five years, Mr. Gaston has not served on the board of any other publicly traded company or any company registered as an investment company under the Investment Company Act of 1940, as amended. Mr. Gaston holds a master’s degree in accounting from Kansas State University.

Specific Qualifications, Skills and Attributes. Mr. Gaston was appointed to the Board in 2014 upon recommendation of the Nominating and Corporate Governance Committee after being brought to the attention of one of the Company’s independent directors and considered by the Nominating and Corporate Governance Committee. The Board believes that Mr. Gaston brings significant accounting and finance and management expertise to the Board.

Joel Pelofsky

Director since: 2004

Age: 77

Experience. Mr. Pelofsky is currently Of Counsel with Berman, DeLeve, Kuchan & Chapman, L.C. Prior to that, he was Of Counsel with Spencer Fane Britt & Browne LLP from 2003 through 2009. From 1995 through 2003 he served as United States Trustee for Missouri, Arkansas and Nebraska. From 1986 through 1995, Mr. Pelofsky was a partner and chairman of the bankruptcy department of Shugart Thomson & Kilroy. From 1980 through 1985, Mr. Pelofsky was a United States Bankruptcy Judge in the United States Bankruptcy Court for the Western District of Missouri. In the past five years Mr. Pelofsky has not served on the board of any other publicly traded company or any company registered as an investment company under the Investment Company Act of 1940, as amended. Mr. Pelofsky holds a BA degree from Harvard College and a LLB degree from Harvard Law School.

Specific Qualifications, Skills and Attributes. The Board believes that Mr. Pelofsky brings significant bankruptcy and legal expertise to the Board.

Kevin L. Robert

Director since: 2014

Age: 58

Experience. Mr. Robert served as Global Chief Executive Officer of Wolters Kluwer Tax and Accounting from 2010 to 2013. He previously served as the firm’s President/Chief Executive Officer, North America and as President/Chief Executive Officer, North America and Asia Pacific, where he developed strategies to increase revenue and profit growth and drove marketing and growth strategies. Mr. Robert began his career with Wolters Kluwer after it acquired CCH in 1995, where he held multiple positions, including Vice President of Sales and Marketing, Head of Customer Management and Vice President of Sales and Marketing for CCH Publishing. Mr. Robert also serves on the board of directors of Vertex, Inc., a privately held integrated tax technology solutions provider. Mr. Robert graduated from the University of New Orleans with a BS in Marketing and holds an MBA from Pepperdine University. In the past five years, Mr. Robert has not served on the board of any other publicly traded company or any company registered as an investment company under the Investment Company Act of 1940, as amended. However, Mr. Robert serves on the board of directors of Vertex, Inc., a privately held integrated tax technology solutions provider.

Specific Qualifications, Skills and Attributes. Mr. Robert was appointed to the Board in 2014 upon recommendation of the Nominating and Corporate Governance Committee in connection with the entry into the Director Appointment Agreement with St. Denis J. Villere & Company, L.L.C. (“Villere”) and Mr. Robert. The Board believes that Mr. Robert brings extensive experience driving business development and expansion after working in the accounting and tax industry for over 30 years.

W. Bryan Satterlee

Director since: 1997

Lead independent director since: 2014

Age: 80

Experience. Mr. Satterlee has been a partner at NorthEast Ventures, a strategic consulting firm that specializes in business development services and financial evaluations of technology-based venture companies since 1989.

Mr. Satterlee’s background includes ten years of management experience with IBM, as well as having been a founder of a computer leasing/software business, a telecommunications company, and a venture investment services business. Mr. Satterlee earned a BS degree from Lafayette College.

Specific Qualifications, Skills and Attributes. The Board believes that Mr. Satterlee brings significant executive leadership, financial, and technological expertise to the Board.

Brad D. Scott

Director since: 2015

Age: 61

President and Chief Operating Officer

Experience. Mr. Scott was appointed as President and Chief Operating Officer in May 2014. Prior to that, he served as the Executive Vice President, Co-Chief Operating Officer and Chief of Staff since January 2014 and prior to that, as an executive officer of Epiq since February 28, 2013. His previous position with Epiq was Senior Vice President, Chief Human Resources Officer. Mr. Scott was President of De Novo Legal, LLC prior to joining Epiq in December 2011 upon acquisition of that company. Prior to that, he served in various executive leadership roles at WilmerHale, LLP, Heller Ehrman, LLP and Weil, Gotshal and Manges, LLP and served as a strategic consultant and executive at IBM. Mr. Scott holds a BS degree in engineering from the United States Military Academy at West Point and an MS degree from the University of Illinois.

Specific Qualifications, Skills and Attributes. Mr. Scott was appointed to the Board in 2015 upon recommendation of the Nominating and Corporate Governance Committee. The Board believes that Mr. Scott brings significant experience in the management and leadership of complex organizations and skills in risk management, business development and strategic planning to the Board.

Karin-Joyce Tjon

Age: 53

Executive Vice President and Chief Financial Officer

Experience. Ms. Tjon was appointed as Executive Vice President and Chief Financial Officer effective July 1, 2014. Ms. Tjon has extensive financial management and leadership experience, most recently as the Chief Financial Officer of Hawker Beechcraft Corporation (“HBC”), an international manufacturer of business and special mission aircraft. Prior to joining HBC in 2011, Ms. Tjon served for close to 10 years at Alvarez & Marsal (“A&M”) as Director, Senior Director and Managing Director. A&M is a global professional services firm specializing in business turnaround and business advisory services. Ms. Tjon holds an MBA in management and finance from Columbia University’s Graduate School of Business and a B.S.S. degree in Organizational Behavior and Management from Ohio University.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify any director, officer or 10% or greater beneficial owner of common stock who failed to timely file a report with the Securities and Exchange Commission (“SEC”) required under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to ownership and changes in ownership of our common stock. The required reports consist of initial statements on Form 3, statements of changes on Form 4 and annual statements on Form 5 (if applicable). Based solely upon a review of reports filed under Section 16(a) of the Exchange Act and certain written representations of directors and officers of Epiq, we are not aware of any director, officer or beneficial owner of more than 10% of our common stock who failed to file on a timely basis any report required by Section 16(a) of the Exchange Act for calendar year 2014.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics is reviewed periodically by the Nominating and Corporate Governance Committee and the Board and applies to all of our officers, directors and associates, and specifically our principal executive officer, president, principal financial officer and principal accounting officer. Shareholders may access a copy of our Code of Business Conduct and Ethics in the Investors section of our Internet website at www.epiqsystems.com. We will promptly disclose any waivers of our Code of Business Conduct and Ethics involving our directors or executive officers. We intend to satisfy any disclosure requirements regarding any amendment or waiver of our Code of Business Conduct and Ethics by posting the information on our Internet website at http://www.epiqsystems.com and in our public filings with the SEC as legally required.

Identifying and Evaluating Director Candidates

The Nominating and Corporate Governance Committee is responsible for identifying, recruiting, and recommending candidates for the Board and is responsible for reviewing and evaluating any candidates recommended by shareholders. The Nominating and Corporate Governance Committee is responsible for developing the criteria for, and reviewing periodically with the Board, the requisite skills and characteristics of nominees, as well as the composition of the Board as a whole. These criteria include independence, diversity, age, skills, and experience in the context of the needs of the Board. The Nominating and Corporate Governance Committee considers a combination of factors for each nominee, including the nominee’s ability to represent all shareholders without a conflict of interest; the nominee’s ability to work in and promote a productive environment; whether the nominee has sufficient time and willingness to fulfill the substantial duties and responsibilities of a director; whether the nominee has demonstrated a high level of character and integrity; whether the nominee possesses the broad professional and leadership experience and skills necessary to effectively respond to complex issues encountered by a publicly-traded company; and the nominee’s ability to apply sound and independent business judgment.

Our Amended and Restated Bylaws contain a procedure allowing for the nomination by shareholders of proposed directors. The Nominating and Corporate Governance Committee considers all director candidates, including candidates proposed by shareholders in accordance with our Amended and Restated Bylaws, based on the same criteria.

The Nominating and Corporate Governance Committee may engage third-party search firms to identify potential director nominees.

Audit Committee

The Audit Committee of the Board is responsible for overseeing management’s financial reporting practices and internal controls. The Audit Committee will act in a manner intended to fulfill its responsibility to the shareholders, potential shareholders, and investment community relating to corporate accounting and reporting practices of Epiq, and to fulfill its duty to assess the quality and integrity of the financial reports of Epiq. In so doing, it is the responsibility of the Audit Committee to maintain free and open means of communication among the directors, the independent auditor, the internal auditors (if any) and the financial management of Epiq.

The Audit Committee’s responsibilities include, but are not limited to, the following:

•	selecting and evaluating the independent auditor;

•	reviewing the adequacy and effectiveness of the accounting and financial controls of Epiq;

•	reviewing financial disclosure and accounting principles with financial management of Epiq and the independent auditor;

•	reviewing the independent auditor’s communications regarding management’s internal controls;

•	reviewing with financial management and the independent auditor Epiq’s financial statements and SEC filings;

•	reviewing and approving all material related party transactions;

•	administering Epiq’s whistleblower policy; and

•	investigating any other matter brought to the Audit Committee’s attention within the scope of its duties.

At the end of each quarter, the Audit Committee reviews and discusses with management and Epiq’s independent registered public accounting firm Epiq’s financial results, audit assurance processes, press releases concerning Epiq’s financial performance and earnings estimates, any control deficiencies identified and steps management has taken or plans to take to remediate any control deficiencies, significant estimates and proposed audit adjustments, audit activities, reports to Epiq’s ethics hotline, risk management and corporate governance best practices, and the results of Epiq’s independent registered public accounting firm’s review or audit of its financial statements, among other things.

Each year Epiq evaluates the performance of Epiq’s independent registered public accounting firm and considers whether it is in the best interests of Epiq and its shareholders to engage the firm for another year. As part of its evaluation, the Audit Committee considers the qualifications of the persons who will be staffed on Epiq’s engagement, including the lead partner, quality of work, audit assurance services, PCAOB inspections, firm reputation, independence, fees, retail experience, and understanding of Epiq’s financial reporting processes, policies, and procedures. The Audit Committee solicits feedback from management as part of its evaluation process.

The Board has affirmatively determined that (1) each of the Audit Committee members meets the definition of “independent director” for purposes of serving on the Audit Committee under both Rule 10A-3 of the Exchange Act, and the NASDAQ rules, and (2) Mr. Satterlee qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K. The SEC has determined that the audit committee financial expert designation does not impose on the person with that designation any duties, obligations or liability that are greater than the duties, obligations or liabilities imposed on such person as a member of the Audit Committee of the Board in the absence of such designation.

The Audit Committee acts under a written charter that was adopted by the Board and is amended as necessary to conform to the regulatory initiatives of the SEC and NASDAQ. The Audit Committee charter can be found on Epiq’s corporate website at www.epiqsystems.com. Our separately designated standing Audit Committee was established in accordance with all applicable rules of the SEC, including Section 3(a)(58)(A) of the Exchange Act.

Item 11. Executive Compensation

Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis (the “CD&A”) describes the principles, objectives, and features of our executive compensation program, which is generally applicable to each of our senior officers. However, this CD&A focuses primarily on the program as applied to our Chief Executive Officer and the other executive officers included in the Summary Compensation Table, whom we refer to collectively in this Amendment as the named executive officers, or NEOs. For 2014, our NEOs were:

Name	Position
Tom W. Olofson	Chairman and Chief Executive Officer
Brad D. Scott	President and Chief Operating Officer and Director; former Executive Vice President and Co-Chief Operating Officer and Chief of Staff
Karin-Joyce Tjon	Executive Vice President and Chief Financial Officer
Christopher E. Olofson	Former President and Chief Operating Officer
Elizabeth M. Braham	Former Executive Vice President and Chief Financial Officer

Overview of Fiscal 2014 Business Results

Epiq is a provider of global managed technology solutions for the electronic discovery, bankruptcy and class action markets offering capabilities to support litigation, investigations, financial transactions, regulatory compliance and other legal matters. The markets Epiq serves are very specialized and highly competitive. Certain business results for 2014 include:

•	Achievement or substantial achievement of the key financial measures of operating revenue of $444.1 million and operating cash flows of $69.7 million established to measure Executive Management performance. See “—What We Pay and Why: Elements of Compensation—Annual Performance Based Incentive Awards.”

•	Non-GAAP earnings per share (“EPS”) of $0.80 and non-GAAP adjusted EBITDA of $97.0 million in 2014 did not meet the goals established to measure Executive Management Performance. See “—What We Pay and Why: Elements of Compensation—Equity Incentive Awards.”

•	We paid quarterly cash dividends totaling $0.36 per share.

Changes to Executive Compensation Programs as a Result of Shareholder Engagement and Consideration of Last Year’s Say-On-Pay Vote

Epiq regularly engages its shareholders and shares their feedback with the Compensation Committee. The Compensation Committee carefully considers this feedback in consultation with the Company’s independent compensation consultant, Exequity, LLP (“Exequity”) when making executive compensation decisions. At Epiq’s 2014 Annual Meeting of Shareholders, we held a shareholder advisory vote on executive compensation. Shareholders did not approve the advisory vote on the compensation of our NEOs. As a result, we performed an evaluation of our executive compensation program and in response to shareholder feedback, the Compensation Committee took several actions to enhance the program. We believe these changes improve alignment with market practices. Following are the key changes to our executive compensation program:

•	Adopted multi-year vesting period for restricted stock awards—Commencing in 2015, restricted stock awards for our NEOs vest, subject to the determination by the Compensation Committee of certain performance measures having been met, in three years (instead of one) and only if the executive continues to be employed by us. We believe that multi-year vesting better aligns with the interests of shareholders and long-term investors.

•	Diversified the metrics used for long-term incentive awards and for short-term incentive awards—Adjusted EBITDA and operating cash flow are now used as metrics for long-term incentive awards while operating revenue and EPS are used for short-term incentive awards. We believe using adjusted EBITDA and operating cash flow for long-term incentive awards aligns our executive’s interests with our long-term performance as these are financial metrics that are commonly used by investors to gauge Epiq’s enterprise value in the form of fair value per share and also are key measures in determining our ability to generate positive cash flows to fund working capital, fund strategic capital investments, service our indebtedness, support the incurrence of incremental debt for acquisitions and return capital to investors in the form of regular quarterly cash dividends and periodic stock repurchases. We believe using operating revenue and EPS for short-term incentive awards aligns our executives’ interests with our short-term performance as these are financial metrics which best measure our year-over-year revenue growth objectives and the delivery of current earnings to shareholders relative to our operating budget for a specific fiscal year. This diversification of metrics was included in the incentive compensation plan that was approved by Epiq’s shareholders in June 2014 and became effective for annual incentive awards for 2014 and thereafter.

•	Eliminated dividends on unvested performance-based equity awards—Dividends are now payable only if and when performance goals are achieved and awards vest. This change was included in our incentive compensation plan that was approved by Epiq’s shareholders in June 2014 and became effective for annual incentive awards for 2014 and thereafter.

•	Adopted director and executive stock ownership guidelines—Effective February 2015, our executive officers and non-employee directors are required to hold stock equivalent to 5x annual base salary in the case of our Chief Executive Officer, 3x annual base salary in the case of our other executive officers, and 3x annual cash retainer in the case of our non-employee directors. We believe the stock ownership guidelines build commonality of interest between management and shareholders and encourage executives to think and act like owners.

•	Included disclosure of clawback policy—In this Amendment we are disclosing the existence of our clawback policy applicable to our Chief Executive Officer and Chief Financial Officer.

•	Changed the composition of Compensation Committee; revised Corporate Guidelines—Following our 2014 Annual Meeting of Shareholders, we changed the composition and leadership of our Compensation Committee and added a new independent director to the Compensation Committee. We also adopted revised Corporate Guidelines to further align with market practices. The revised Corporate Guidelines are available on our website at www.epiqsystems.com/Corporate-Governance.

Executive Compensation Objectives and Practices

The core objectives that serve as the foundation for our compensation program are:

Program Objective	Achievement of Objective
Pay for Performance

•       A significant portion of our executives’ pay is not guaranteed and is tied to business performance.

•       Our performance goals are based on budget and are challenging, yet achievable. For information regarding Epiq’s 2014 performance goals and their effect on 2014 pay, see “—What We Pay and Why: Elements of Compensation.” The chart below illustrates our Chief Executive Officer’s pay for performance relationship based on the degree of alignment of our Chief Executive Officer’s pay and Epiq’s total shareholder return for the last three years relative to the peer group selected by the Compensation Committee. Using this quantitative test, compared to our peer group, our Chief Executive Officer earned at the 43rd percentile while Epiq also delivered total shareholder return at the 41st percentile of our peer group. The

Program Objective	Achievement of Objective

Compensation Committee believes this graph clearly illustrates a strong pay for performance correlation. For more information and additional quantitative tests applied to measure our pay for performance, see “—What We Pay and Why: Elements of Compensation—Determining Compensation for the Chief Executive Officer.”

Pay Competitively

•       Our executive compensation program is designed to enable us to compete effectively for the executive talent we need to be able to successfully execute our strategic plans.

•       Executives are rewarded when Company goals are exceeded or substantially met.

Pay Responsibly—Shareholder Alignment

•       A meaningful portion of NEO pay opportunity is variable (delivered through the combination of short-term and long-term incentive awards) where the value is linked to achievement or substantial achievement of Company financial performance goals.

•       Each of our NEOs is subject to stock ownership requirements. Short-term incentive compensation is typically awarded in restricted stock and as a result of the stock ownership requirements, our NEOs are required to hold such restricted stock to meet required holdings.

•       Commencing in 2015, and subject to the determination by the Compensation Committee of certain performance measures having been met, restricted stock awards will vest in three years (instead of one) and only if the executive continues to be employed by us.

Pay Responsibly—Discourage Excessive Risk Taking

•       The mix between short-term incentives and long-term incentives is intended to discourage executives from maximizing short-term performance at the expense of long-term performance.

•       Our short-term incentive plan has a performance goal based on operating revenue or non-GAAP EPS and our performance-based equity awards have performance goals based on adjusted EBITDA or operating cash flow, thereby discouraging participants from

Program Objective	Achievement of Objective

focusing on the achievement of one performance measure at the expense of another.

•       Our NEOs are subject to policies prohibiting hedging and other speculative activity.

•       Our Chief Executive Officer and Chief Financial Officer are subject to a clawback policy.

Current Best Practices Employed by Epiq

We have implemented the following principal compensation policies and practices to ensure that our executive compensation program achieves our objectives consistent with sound corporate governance:

What We DO:	What We DON’T DO:

☑        Pay for Performance

☑       Performance-Based Equity Awards

☑        Set Challenging Performance Goals

☑       Stock Ownership Guidelines

☑        Annual Advisory Vote on Executive Compensation

☑        Clawback Policy

☑        Independent Compensation Consultant

☒        No Payment of Dividends on Restricted Stock

           Until Fully Vested Subject to Performance-

           Based Goals Being Met

☒       No Guaranteed Bonuses(1)

☒        No Repricing of Underwater Stock Options

☒        No Excise Tax Gross-ups

☒       No Excessive Retirement Benefits

☒        No Hedging Transactions

(1)	New hires may receive a guaranteed bonus for their first year based upon individual negotiations.

How We Determine Executive Compensation

Determining Compensation for the Chief Executive Officer

The Compensation Committee consults with Exequity to obtain independent market data, analysis and advice related to the Chief Executive Officer’s total compensation package. Mr. Olofson does not participate in any deliberations with regard to his own compensation. The Compensation Committee takes multiple factors into consideration including: the Chief Executive Officer’s existing compensation, Epiq’s performance, the Chief Executive Officer’s individual performance, peer group Chief Executive Officer pay levels, competitor and industry performance, our compensation objectives, and our business and succession plans.

Mr. Olofson’s experience, talents, and track record make him a recognized industry leader and have played an important part in our success. Since 1988, the following have been some of his contributions to Epiq:

•	transformed the Company from a privately-held small business in July 1988 that provided U.S.-based Chapter 13 bankruptcy services to a publicly-traded, global technology services leader in 2015 by providing leadership in the largest, most complex and highest profile matters worldwide;

•	led the Company’s initial public offering in February 1997 and has maintained the Company’s listing on NASDAQ since that time; and

•	provided executive leadership and strategic vision to diversify the Company’s businesses through organic growth and strategic acquisitions, to expand the Company’s service reach globally with over 20 locations worldwide delivering solutions in over 50 countries and created a global best-in-class infrastructure with unparalleled data security.

The Compensation Committee believes the most significant portion of Mr. Olofson’s earnings opportunity should reside in the performance-based components of the Chief Executive Officer’s compensation package. Base salary represents a small portion of our Chief Executive Officer’s compensation and is the only component of his total compensation that is not tied to performance. The Compensation Committee awarded our Chief Executive Officer a bonus in common stock in lieu of a cash bonus for 2014 performance in order to further align Mr. Olofson’s interests with shareholders. In 2013 and 2014, 68% and 73% of total direct compensation for our Chief Executive Officer, respectively, was performance-based. The chart below illustrates the composition of our Chief Executive Officer’s total direct compensation for 2013 and 2014.

Epiq rewards achievement of specific goals that improve the Company’s financial performance. Based on the application of the three quantitative tests described below to measure the current relationship of our pay to performance, our pay-for-performance relationship is aligned with that of our peers and with our total shareholder return. The three quantitative tests are (1) degree of alignment of our Chief Executive Officer’s pay and Epiq’s total shareholder return for the last three years relative to our peer group, (2) multiple of median relative to median of peers, and (3) pay-to-total shareholder return alignment. The charts and graphs below illustrate Epiq’s results under these tests.

Relative Degree of Alignment (RDA)

Relative degree of alignment measures the degree of alignment of our Chief Executive Officer’s pay and Epiq’s total shareholder return for the last three years relative to our peer group. The charts below provide detail of our results and the results of our peer group.

Company	CEO Pay %ile		TSR Performance %ile		%ile Difference
	1-Year	3-Year	1-Year	3-Year	3-Year
ACI Worldwide, Inc.	63.6%	54.5%	45.4%	72.7%	18.2%
Bottomline Technologies	27.3%	27.3%	9.0%	27.3%	0.0%
Ciber, Inc.	72.7%	36.4%	27.2%	18.2%	-18.2%
Computer Task Group, Incorporate	9.1%	9.1%	0.0%	0.0%	-9.1%
CoreLogic, Inc.	100.0%	100.0%	36.3%	81.8%	-18.2%
Crawford & Company	0.0%	0.0%	72.7%	54.5%	54.5%
Euronet Worldwide, Inc.	54.5%	63.6%	81.8%	100.0%	36.4%
Fair Isaac Corporation	90.9%	81.8%	90.9%	63.6%	-18.2%
FTI Consulting, Inc.	36.4%	90.9%	54.5%	9.1%	-81.8%
Huron Consulting Group Inc.	45.5%	45.5%	63.6%	45.5%	0.0%
MAXIMUS, Inc.	81.8%	72.7%	100.0%	90.9%	18.2%
Navigant Consulting, Inc.	18.2%	18.2%	18.1%	36.4%	18.2%

Epiq Systems, Inc.	43.1%	43.3%	63.2%	40.7%	-2.6%

Multiple of Median (MOM)

Multiple of median measures our Chief Executive Officer’s pay as a multiple of our peer group’s median chief executive pay. The chart below indicates our results.

1-Year CEO Pay ($000)	Median 1- Year Pay of Peers ($000)	MOM
$3,848	$4,258	0.90x

Pay-to-Total Shareholder Return Alignment

Pay-to-total shareholder return alignment measures the alignment of our Chief Executive Officer’s pay and total shareholder return over the last three years. The charts and graphs below illustrate Epiq’s results under this test.

	2010	2011	2012	2013	2014
Pay	$3,910	$5,237	$3,004	$3,292	$3,848
% Change	—	34.0%	-42.6%	9.6%	16.9%
Indexed TSR	99	87	95	124	135
1-Year TSR	-1.3%	-11.5%	9.2%	30.2%	8.3%

	TSR	Pay
Weighted Average	111	$3,795
Annual Trend (%)	7.9%	-4.9%
Difference	12.8%

In addition, the compensation of our Chief Executive Officer reflects the alignment between executive pay and shareholder interests. The following chart shows our Chief Executive Officer’s realizable pay through all elements of compensation for the last three years compared to total shareholder return delivered. Using this test, compared to our peer group, our Chief Executive Officer earned at the 58th percentile while Epiq delivered total shareholder return at the 42nd percentile of our peer group.

•	This graph is based on the 2014 proxy filings of our peer group.

•	Total shareholder return reflects share price appreciation, adjusted for dividends and stock splits.

•	Realizable pay consists of:

•	actual base salary paid over the three-year period,

•	actual performance-based incentive awards for the three-year period, and

•	equity incentive awards based on December 31, 2014 market value for each company;

•	in-the-money value of stock options granted over the three-year period;

•	service-based restricted stock awards granted over the three-year period;

•	performance share awards:

•	actual shares earned using actual performance achievement for grant cycles beginning and ending between 2012 and 2014; and

•	target shares granted over the three-year period assuming target performance, for performance cycles that have not yet been completed.

•	performance cash awards:

•	actual cash paid using actual performance achievement for grant cycles beginning and ending between 2012 and 2014; and

•	target cash levels provided over the three-year period assuming target performance, for performance cycles that have not yet been completed.

•	The graph reflects chief executive officer compensation for each company regardless of who actually served in such role. This allows us to compare chief executive officer compensation for a full three- year period for each company and focuses on the chief executive officer position rather than specific individuals.

Determining Compensation for Executive Management (Other than Chief Executive Officer)

Each year, the Compensation Committee approves a compensation package for Executive Management that is consistent with our compensation objectives. The Chief Executive Officer annually reviews the performance of each member of Executive Management (other than himself). Following the performance reviews, the Chief Executive Officer presents compensation recommendations to the Compensation Committee for consideration. The recommendations are based on individual performance, compensation data compiled from independent third-party executive compensation surveys, publicly available data from our peer group companies, and feedback and insights from Exequity, all of which is summarized and shared with the Compensation Committee. The Compensation Committee considers the recommendations from the Chief Executive Officer in its sole and final determination of the compensation awards made to other members of Executive Management.

As with our Chief Executive Officer, the most significant portion of the earnings opportunity of the other members of Executive Management resides in the performance-based components of their compensation package. Base salary represents a small portion of total compensation and is the only component of their total compensation that is not tied to performance. The Compensation Committee awarded our Executive Management a bonus in common stock in lieu of a cash bonus for 2014 performance in order to further align their interests with shareholders. In 2013 and 2014, 69% and 71% of total direct compensation for the other members of our Executive Management, respectively, was performance-based. The chart below illustrates the composition of our Executive Management’s total direct compensation for 2013 and 2014. The 2014 chart excludes former executive officers and Ms. Tjon, our Chief Financial Officer, who joined the Company in July 2014.

The Role of Peer Companies and Benchmarking

How The Peer Group is Determined: The Compensation Committee selects our peer group companies based on such factors as business focus, service areas, products and services, competition for executive talent, geographic proximity of corporate locations, size of business and publicly available compensation data. The size of the group has been established so as to provide sufficient market data across the range of senior positions at Epiq. The Compensation Committee annually evaluates whether companies should be added to or removed from our peer group companies.

The Compensation Committee reviewed its peer group practices with Exequity and expanded the new peer group from what was used in 2012 when reviewing and assessing 2013 and 2014 compensation. For fiscal 2013 and 2014, the peer group consisted of professional service firms focused on technology-based solutions. Public companies used for comparison purposes consisted of FTI Consulting, Inc., Huron Consulting Group, Inc.,

Navigant Consulting Inc., Crawford & Company, MAXIMUS, Inc., Bottomline Technologies (DE) Inc., Computer Task Group Inc., CIBER, ACI Worldwide, Euronet Worldwide, Fair Isaac Corp., and CoreLogic, Inc.

In addition, the Compensation Committee considers, but does not use for benchmarking purposes, compensation information concerning private companies and subsidiaries of larger public companies gleaned as part of past executive recruiting activities. These companies and divisions are either direct competitors or are companies from which we have recruited or sought to recruit senior executives in the past because these companies offer services

How The Peer Group is Used: The Compensation Committee reviews both compensation and performance at peer companies to inform its decision-making process so it can set total compensation levels that it believes are consistent with our compensation objectives to pay for performance and pay competitively. The Compensation Committee does not strictly set compensation at a given level relative to its peers (e.g., median). However, the Compensation Committee uses information about its peer group to ensure that the objectives of the Company’s compensation program are maintained and applies quantitative tests relative to our peer group, as the ones described under “—What We Pay and Why: Elements of Compensation—Determining Compensation for the Chief Executive Officer.” The pay positioning of individual executives varies based on their competencies, skills, experience, and performance, as well as internal alignment and pay relationships. Actual total compensation earned is based on Company performance results during the performance period.

The Role of the Compensation Committee’s Compensation Consultant

The Compensation Committee works with an independent executive compensation consultant engaged by the Compensation Committee for executive compensation advice and perspective regarding market trends that may impact decisions we make about our executive compensation program and practices. The Compensation Committee selected Exequity as its independent compensation consultant for 2014.

The Compensation Committee has determined that the work of Exequity did not raise any conflicts of interest in 2014. In making this assessment, the Compensation Committee considered the independence factors enumerated in new Rule 10C-1(b) under the Exchange Act, including the fact that Exequity does not provide any other services to Epiq, the level of fees received from Epiq as a percentage of Exequity’s total revenue, policies, and procedures employed by Exequity to prevent conflicts of interest, and whether the individual Exequity advisers to the Compensation Committee own any of Epiq’s stock or have any business or personal relationships with members of the Compensation Committee or our executive officers.

Risk Considerations

Each year, the Compensation Committee reviews Epiq’s various incentives and other compensation programs and practices and the processes for implementing these programs to determine whether they encourage decision-making that could expose Epiq to unreasonable risks of material adverse consequences. Based on its review, the Compensation Committee confirmed that Epiq’s compensation program is not likely to encourage unnecessary risk taking and the risks arising from Epiq’s compensation practices and policies are not reasonably likely to have a material adverse effect on Epiq. Refer to “Corporate Governance—Risk Management—Analysis of Risk in our Compensation Program.”

What We Pay and Why: Elements of Compensation

As discussed throughout this CD&A, the compensation policies applicable to our NEOs are reflective of our objective to pay for performance, whereby a significant portion of both cash and equity-based compensation is contingent upon achievement of measurable financial objectives and enhanced equity value, as opposed to base salary and perquisites not directly linked to objective financial performance. This compensation mix is intended to drive executive officers to enhance shareholder value over the long term.

The elements of our compensation program are:

•	base salary;

•	annual performance-based incentive awards;

•	equity incentive awards; and

•	certain additional executive benefits and perquisites.

The design of our compensation mix is established to encourage Executive Management to achieve annual performance results and to drive our strategy and build long-term shareholder value. The purpose of each of these compensation elements is summarized in the following table and described in more detail below.

Compensation Component	Designed to Reward	Relationship to Compensation Objective	2014 Actions/Results
Base Salary	Scope of responsibilities, experience, industry knowledge.	Provides predictable amount of fixed income as short-term compensation.	Base salaries of our NEOs were unchanged for 2014 (except with respect to Mr. Scott in connection with his promotion to President and Chief Operating Officer).

Short-term Performance-Based Incentive Awards	Achievement of financial measures that represent strategic components of Company performance.	Focuses executives on our financial goals and objectives for the year and motivates them to achieve or exceed annual financial performance goals.	The Compensation Committee used a judgment-based methodology in exercising its negative discretion to determine the actual payout for Executive Management based upon substantial achievement of pre-established levels of operating revenue. The Compensation Committee awarded Executive Management a bonus in common stock in lieu of cash bonus for 2014 performance in order to further align their interests with shareholders.

Long-term Performance-Based Equity Incentive Awards	Achievement of financial measures that represent strategic components of the business aimed at increasing long-term shareholder return and value.	Motivates executives to align their interests with shareholders to increase overall shareholder value and retains executives in an increasingly competitive market for talent.	The 2014 equity awards were awarded in the form of restricted stock that would vest if either non-GAAP adjusted EBITDA for 2014 exceeded $103.0 million or operating cash flows for 2014 exceeded $33.6 million. The operating cash flow performance goal was achieved and the shares of restricted stock vested on February 20, 2015.

Base Salary

On an annual basis, the Compensation Committee is responsible for establishing the base salary of Executive Management. Base salary is set primarily upon an assessment of market requirements for similarly positioned executives and the responsibilities of the executives, as well as the base salary of each executive relative to the other executive officers. In addition, the Compensation Committee considers information learned in recruiting new executives to Epiq and shareholder feedback, including the results of the prior year say-on-pay vote. For fiscal year 2014 the Compensation Committee did not increase base salaries, except with respect to Mr. Scott in connection with his promotion to President and Chief Operating Officer.

Short-Term Performance-Based Incentive Awards

The Compensation Committee set 2014 performance objectives with annual goals for each of the following financial measures: operating revenue and non-GAAP EPS. For the year ended December 31, 2014, these measures were calculated as follows:

•	Operating revenue is total revenue before reimbursable expenses.

•	Non-GAAP EPS is calculated as net income adjusted for amortization of acquisition intangibles, share-based compensation, acquisition-related expense, one-time technology expense, loan fee amortization, litigation expense, timing of recognition of expense versus revenue, reorganization expense, gain (loss) on disposition of assets, strategic and financial review expense and the effect of tax adjustments that are outside of Epiq’s anticipated effective tax rate, all net of tax.

These measures are regularly used by Executive Management to manage and evaluate the business and make operating decisions and are the financial measures consistently communicated to investors during quarterly earnings conference calls. We believe these financial metrics best measure our year-over-year revenue growth objectives and the delivery of current earnings to shareholders relative our operating budget for a specific fiscal year. Using these varied measures for the annual performance-bonus plan further aligns Executive Management interest with our business goals and discourage executives from focusing on the achievement of one performance measure at the expense of another.

Our short-term performance-based incentive awards are paid in cash and/or stock. Under the qualified executive performance plan, the Compensation Committee has discretion to grant awards upon substantial achievement of the financial goals. The Compensation Committee used a judgment-based methodology in exercising its negative discretion to determine the actual payout for 2014. Based upon the actual performance achieved in 2014, the total eligible payout for 2014 performance was $1.25 million. This amount excludes $150,000 of guaranteed annual incentive compensation awarded to Ms. Tjon as described in her employment offer letter dated June 17, 2014. The Compensation Committee awarded Executive Management a bonus in common stock in lieu of a cash bonus related to 2014 performance to further align their interests with shareholders.

The following table sets forth our aggregate variable compensation goals and actual performance and shows the impact of Epiq’s financial performance on the aggregate annual performance-based incentive awards of our NEOs in 2014.

	Performance Period	Performance Metric	Goal Amount	Actual Performance	Potential Compensation Opportunity	Actual Compensation Awarded
Short-Term Performance-Based Incentive Awards	2014	Operating Revenue And	$450.0 million	$444.1 million	$0—$3.0 million	$1.25 million (paid in Company common stock at the discretion of the Compensation Committee for approximate 99% achievement of goal)

		Non-GAAP EPS	$1.00	$0.80	$0—$3.0 million	None

Long-Term Performance-Based Equity Incentive Awards

Equity-based compensation has always been considered to be an important part of the overall compensation of Executive Management. The Compensation Committee is the administrator of our equity compensation plans and determines the type, number of shares, terms and timing of awards to Executive Management. The Compensation Committee primarily uses equity awards to provide continuing incentives that will keep Executive Management engaged and vested with the interest of shareholders. The Compensation Committee generally, but not specifically, considers corporate performance, stock price and individual responsibilities and performance to determine awards. Until 2014, equity awards vested within one year of grant. Commencing in 2015, and subject to the determination no earlier than February 20, 2016 by the Compensation Committee of certain performance measures having been met, awards for our NEOs will vest within three years of the grant. We believe that multi-year vesting better aligns with the interests of shareholders and long-term investors.

The performance stock-based awards have performance goals based on operating cash flows and non-GAAP adjusted EBITDA. For the year ended December 31, 2014, these measures were calculated as follows:

•	Operating cash flows is calculated in accordance with U.S. GAAP.

•	Non-GAAP adjusted EBITDA is calculated as net income adjusted for depreciation and amortization expense, share-based compensation expense, acquisition and related expense, one-time technology expense, net expense related to financing, litigation recovery and expense, timing of recognition of income and expense, reorganization expense, gain (loss) on disposition of assets, strategic and financial review expense, and provision for income taxes.

In 2014, our performance-based equity incentive compensation required the achievement of these performance measures at levels which provided growth versus the prior year of at least 4% in order for the performance-based equity incentive awards to vest. These measures are regularly used by Executive Management to manage and evaluate the business and make operating decisions and are the financial measures consistently communicated to investors during quarterly earnings conference calls. These are financial metrics that are commonly used by investors to gauge the Company’s enterprise value in the form of fair value per share and also are key measures in determining our ability to generate positive cash flows to fund working capital, fund strategic capital investments, service our indebtedness, support the incurrence of incremental debt for acquisitions and return capital to investors in the form of regular quarterly cash dividends and periodic stock repurchases. The varied performance measures are designed to discourage executives from focusing on the achievement of one performance measure at the expense of another.

Our long-term incentives include a mix of stock, stock options and performance-based stock awards, which are contingent upon continued employment through the vesting date. In 2014, the Compensation Committee authorized the following equity compensation awards to the NEOs. The fair value amounts reported for fiscal year 2014 in the Stock Awards column in the Summary Compensation Table represent the grant date fair value of stock awards determined pursuant to ASC 718. The Compensation Committee believes that the mix of performance-based and time-based vesting of these restricted stock awards reflects the emphasis on performance-driven compensation while also providing a measure of retention value, which is also an important component of overall executive compensation.

Named Executive Officer	Restricted Stock (shares)
Tom W. Olofson	125,000	(1)
Brad D. Scott	100,000	(1)
Karin-Joyce Tjon	100,000	(2)
Christopher E. Olofson	125,000	(3)
Elizabeth M. Braham	100,000	(4)

(1)	The shares of restricted stock vested upon certification by the Compensation Committee of the achievement of an established threshold level of operating cash flows of $69.7 million for the year ended December 31, 2014.
(2)	The shares of restricted stock were granted in connection with Ms. Tjon’s appointment as Executive Vice President and Chief Financial Officer effective on July 1, 2014 and not as part of performance-based awards. 25,000 shares of restricted stock vested immediately in connection with Ms. Tjon’s appointment, the remaining 75,000 shares of restricted stock will vest 25,000 each on July 9, 2015, 2016 and 2017.
(3)	Mr. Christopher E. Olofson resigned as an executive officer on June 30, 2014 and forfeited all unvested restricted stock. He also resigned as a director effective December 1, 2014.
(4)	Ms. Braham resigned as an executive officer on March 14, 2014 and forfeited all unvested restricted stock.

The following table sets forth our aggregate variable compensation target goals and actual performance and shows the impact of Epiq’s financial performance on the aggregate annual equity incentive awards on the compensation of our NEOs in 2014.

	Performance Period	Performance Metric	Goal Amount	Actual Performance	Potential Compensation Opportunity	Actual Compensation Awarded
Long-Term Performance-Based Equity Incentive	2014	Adjusted EBITDA	$103 million	$97.0 million	0—450,000 shares of performance- based restricted stock awards(1)	225,000 shares of performance based restricted stock awards with an aggregate fair value on the vesting date of $4.1 million based upon the achievement of the operating cash flow performance metric
		Or
		Operating cash flows	$33.6 million	$69.7 million

(1)	Including 125,000 for each of Tom W. Olofson and Christopher E. Olofson and 100,000 shares for each for Mr. Brad D. Scott and Ms. Elizabeth M. Braham. Christopher E. Olofson and Elizabeth M. Braham each forfeited all unvested restricted stock upon their respective resignations from the Company in 2014.

Perquisites and Other Personal Benefits

We provide our executive officers with perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain high quality executives. Our executive officers are provided use of Company automobiles. Our Chairman and Chief Executive Officer uses a corporate aircraft in which we have a fractional interest for personal use and his spouse will at times accompany him on business trips, as permitted by our senior executive business travel policy. For purely personal use, the Chairman and Chief Executive Officer reimburses Epiq for the cost of the flight. On business trips that include the presence of his spouse, no incremental costs are incurred by Epiq, and we do not record any compensation for this executive. The incremental cost of the use of aircraft for commuting travel by our Chairman and Chief Executive Officer in excess of any reimbursements to Epiq under this policy is treated as compensation in the Summary Compensation Table in accordance with SEC executive compensation disclosure regulations relating to perquisites. In addition, Epiq pays for certain personal tax services and the premiums on certain personal life insurance for our Chairman and Chief Executive Officer.

Our former President and Chief Operating Officer, Christopher E. Olofson, maintained his primary residence in Chicago, worked at our Chicago office and traveled to and worked from our other office locations. Travel by Christopher E. Olofson from Chicago to our other various offices was not considered to be personal commuting expense. A corporate apartment was maintained in Kansas City for Christopher E. Olofson. While we do not consider the corporate apartment expenses as a perquisite for purposes of determining his overall compensation package, the incremental costs of the corporate apartment are reflected in the Summary Compensation Table as additional compensation for Christopher E. Olofson in accordance with SEC executive compensation disclosure regulations relating to perquisites.

Attributed costs of the personal benefits described above for the NEOs for 2012, 2013 and 2014 are included as “All Other Compensation” in the Summary Compensation Table.

Retirement and Other Benefits

All Company employees in the United States are eligible to participate in our 401(k) profit sharing plans. Executive officers participate on the same basis as all other participants. We do not maintain any other retirement plan or arrangement for our executive officers. The Compensation Committee has noted the absence of other types of traditional compensation arrangements when it has considered and approved executive base salaries, cash incentive compensation, equity compensation and perquisites.

Other Corporate Governance Considerations in Compensation

Compensation Clawback Policy

Our clawback policy allows us to recapture any cash or bonus incentive compensation paid in the event of a restatement of our financial statements due to fraud, willful misconduct or gross negligence of the Chief Executive Officer or Chief Financial Officer, which discourages inappropriate risk-taking behavior. Under the policy, the independent directors have the discretion and authority to require that such officers repay Epiq the amount of any cash or bonus compensation paid to that officer minus the amount of such cash bonus or incentive compensation that would have been earned by that officer based on the information contained in the restated financial statements. This policy is in addition to any requirements which might be imposed pursuant to Section 304 under the Sarbanes-Oxley Act of 2002, and will be modified to the extent required by the Dodd-Frank Act of 2010.

Stock Ownership Guidelines

In February 2015, we established stock ownership requirements for our non-employee directors and executives to further build commonality of interest between management and shareholders and to encourage executives to think and act like owners. Our current stock ownership guidelines are as follows:

Officer	Threshold
Chief Executive Officer	5x annual base salary
Executive Officers	3x annual base salary
Non-Employee Board Members	3x annual cash retainer

The Chief Executive Officer and non-employee Board members have five years beginning on the day after the Annual Meeting is held to meet the guidelines. Other executive officers have five years beginning on February 26, 2015. To avoid fluctuating ownership requirements, except upon a promotion, once our executives have achieved the ownership guidelines, they will be considered to have satisfied the requirements as long as the shares used to meet the underlying requirements are retained. To determine compliance with these guidelines, a calculation will be made before the end of the first quarter of each year based on the current salary or annual retainer and the value of the shares using the average closing price of the Company’s common stock for the prior calendar year. Our Chief Executive Officer holds 3,901,047 shares of stock, including 437,500 fully vested stock options, that qualify towards ownership for purposes of the guidelines well in excess of five times his annual base salary. Mr. Olofson has pledged 1,200,000 shares to collateralize lines of credit for his investments. The pledged shares are not compensatory shares, i.e., shares Mr. Olofson received as compensation from Epiq, are not involved in hedging or derivative arrangements and are not held in margin accounts at brokerage firms.

Mr. Scott and Ms. Tjon currently hold 132,954 and 97,471 shares of stock that qualify towards ownership for purposes of the guidelines, representing 2.3x and 2.4x annual base salary, respectively. The restricted stock received as incentive compensation based upon the achievement of goals for the year ended December 31, 2014 is counted towards the requirement under the guidelines.

Policy Regarding Timing of Stock-Based Awards

The Compensation Committee recognizes the importance of adhering to specific practices and procedures in the granting of equity awards and has adopted a specific policy around this process.

The Compensation Committee generally grants equity awards annually during the first quarter in a given fiscal year at the Board’s first regularly scheduled in-person meeting for the year.

Trading Controls

Under our Insider Trading Policy, our Chief Executive Officer is required to receive pre-approval from Epiq’s Chief Financial Officer or General Counsel prior to entering into any transactions in Company securities during a blackout period. Other executive officers, including the NEOs, are required to receive pre-approval from Epiq’s Chief Executive Officer, Chief Financial Officer or General Counsel, as applicable, prior to entering into any transactions in Company securities during a blackout period. Generally, trading is permitted only during specified trading periods unless the officer is in possession of material non-public information.

We have also adopted a Prohibited Company Security Transactions Policy that prohibits all Company employees, officers and directors from short-term trading, short sales, options trading, trading on margin and hedging on Company securities.

Tax and Accounting Implications

In determining which elements of compensation are to be paid, and how they are weighted, the Compensation Committee also takes into account the deductibility of executive compensation under Section 162(m) of the

Internal Revenue Code of 1986, as amended (the “Code”), which provides that we may not deduct non-exempt compensation of more than $1,000,000 that is paid to certain individuals.

We consider the impact of Section 162(m) when developing and implementing our executive compensation program. Cash incentive awards and performance-based equity awards generally are designed to meet the deductibility requirements. However, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m). Amounts paid under any of our compensation programs, including salaries, cash incentive awards, performance stock awards, and other equity awards, may not qualify as performance-based compensation that is excluded from the limitation on deductibility.

While the deductibility of executive compensation for federal income tax purposes is important to Epiq, the Compensation Committee believes that tax consequences should not be the primary driver of executive compensation decisions. Many other Code provisions, SEC regulations, and accounting rules affect the payment of executive compensation and are generally taken into consideration as programs are developed. Our goal is to create and maintain plans that are efficient, effective, and maintain flexibility in order to accomplish executive compensation program objectives.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Compensation Committee:

Charles C. Connely, IV, Chairman

James A. Byrnes

Douglas M. Gaston

Joel Pelofsky

Compensation Tables

The purpose of the following tables is to provide information regarding the compensation earned by our NEOs during the fiscal years indicated.

The Summary Compensation Table and the Grants of Plan-Based Awards should be viewed together for a more complete representation of both the annual and long-term incentive compensation elements of our executive compensation program.

Summary Compensation Table

The following table sets forth all compensation paid to or earned by our NEOs for the years ended December 31, 2014, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)		Total ($)
Tom W. Olofson	2014	975,000	1,877,500	700,000	295,094		3,847,594
Chairman/Chief Executive	2013	975,000	1,244,000	814,985	258,324		3,292,309
Officer(4)	2012	975,000	1,777,500	—	251,080		3,003,580

Brad D. Scott	2014	850,000	1,502,000	550,000	10,730		2,912,730
President/Chief Operating Officer and	2013	500,000	746,400	684,987	14,790		1,946,177
Former Executive Vice President/Co- Chief Operating Officer(4)(5)	2012	—	—	—	—		—

Karin-Joyce Tjon	2014	300,000	1,380,000	150,000	48,665		1,878,665
Executive Vice President/Chief	2013	—	—	—	—		—
Financial Officer(6)	2012	—	—	—	—		—

Christopher E. Olofson	2014	487,500	1,877,500	—	2,660,096	(7)	5,025,096
Former President/Chief	2013	975,000	1,244,000	814,985	84,528		3,118,513
Operating Officer(4)	2012	975,000	1,777,500	—	95,393		2,847,893

Elizabeth M. Braham	2014	177,083	1,502,000	—	2,792,986	(8)	4,472,069
Former Executive Vice	2013	850,000	995,200	684,987	58,888		2,589,075
President/Chief Financial Officer	2012	850,000	1,540,500	—	68,197		2,458,697

(1)	The amounts reported in the Stock Awards column represent the grant date fair value of nonvested share awards, commonly referred to as restricted stock awards determined pursuant to ASC 718. The amounts for Christopher E. Olofson and Elizabeth M. Braham represent 125,000 and 100,000 shares of restricted stock, respectively, that were forfeited in connection with their resignations from Epiq.

With respect to 2014 Stock Awards, the amounts for Tom W. Olofson and Brad D. Scott include restricted stock awards, which vested on February 20, 2015 upon certification by the Compensation Committee of the achievement of operating cash flows of $69.7 million for the year ended December 31, 2014. The amount for Karin-Joyce Tjon includes 100,000 shares of restricted stock, of which 25,000 vested immediately upon her appointment to Chief Financial Officer in July 2014, the remaining 75,000 vests 25,000 each on July 9, 2015, 2016 and 2017.

With respect to 2013 Stock Awards, the restricted stock awards granted in 2013 vested on February 28, 2014 upon certification by the Compensation Committee of the achievement of non-GAAP adjusted EBITDA of $99.3 for the year ended December 31, 2013.

With respect to 2012 Stock Awards, the restricted stock awards granted in 2012 vested on February 28, 2013 upon certification by the Compensation Committee of the achievement of non-GAAP earnings per share of $0.96 for the year ended December 31, 2012.

Reference is made to Note 12 to Epiq’s consolidated financial statements in Epiq’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 2, 2015, which identifies the assumptions made in the valuation of stock awards in accordance with ASC 718 for the years ended December 31, 2014, 2013 and 2012.

Epiq grants restricted stock awards under our incentive compensation plan.

(2)	With respect to non-equity incentive plan compensation, under the qualified executive performance plan, the Compensation Committee has discretion to award short-term incentive compensation payable in cash, common stock or a combination thereof based upon achievement of predetermined financial performance metrics.

For 2014, the amounts for Tom W. Olofson and Brad. D. Scott were paid in common stock on February 20, 2015 equal to 38,293 and 30,087 shares, respectively, with a grant date fair value of $18.28 per share, upon certification by the Compensation Committee of the substantial achievement of the 2014 operating revenue performance metric. For 2014, Ms. Tjon received $150,000 of guaranteed annual incentive compensation as described in her employment offer letter dated June 17, 2014 that was paid in common stock equal to 8,205 shares, with a grant date fair value of $18.28 per share. The Compensation Committee awarded Executive Management a bonus in common stock in lieu of a cash bonus related to 2014 performance to further align their interests with shareholders.

For 2013, the amounts for Tom W. Olofson, Brad D. Scott, Christopher E. Olofson and Elizabeth M. Braham were paid in common stock on January 28, 2014 equal to 54,260, 45,605, 54,260 and 46,605 shares, respectively, with a grant date fair value of $15.02 per share, upon certification by the Compensation Committee of the achievement of 2013 performance metrics.

No non-equity incentive plan compensation was awarded for 2012.

(3)	Perquisites for each NEO are as follows:

Perquisite	Tom W. Olofson	Brad D. Scott	Karin-Joyce Tjon	Christopher E. Olofson	Elizabeth M. Braham
Company portion of employee’s group term life insurance premium	X	X	X	X	X
Company’s match related to employee’s 401(k) contribution	X	X	X	X	X
Personal use of Company car	X	X	X	X	X
Personal use of Company-paid aircraft	X	X		X
Company payment of personal life insurance premiums	X
Company payment of personal tax services	X
Personal use of Company apartment		X		X

Perquisites are valued at aggregate incremental cost, which is generally the direct cash cost. For personal use of a Company aircraft in which we have a fractional interest, we included the incremental cost of the hourly aircraft charge, fuel charge and any other charges directly related to the flight. We did not include any portion of the monthly aircraft maintenance fee, which is paid regardless of use of the aircraft, or aircraft depreciation, which does not vary based on use. For Tom W. Olofson, perquisites in excess of the greater of $25,000 or 10% of his total perquisites consist of $118,672 for his personal use of the aircraft for commuting during 2014, which is net of the $118,235 he reimbursed Epiq for personal use during 2014, and $137,236 for payment of annual life insurance premiums on his personal policies. For Karin-Joyce Tjon, perquisites in excess of the greater of $25,000 or 10% of her total perquisites consist of $39,777 for relocation expenses related to her appointment as Executive Vice President and Chief Financial Officer in

July 2014, and $8,600 for personal use of a Company car during 2014. For Brad D. Scott, perquisites in excess of the greater of $25,000 or 10% of his total perquisites consist of $4,250 related to the Company’s match of 401(k) contributions and $1,980 related to the Company’s portion of group term life insurance premiums. For Christopher E. Olofson, perquisites in excess of the greater of $25,000 or 10% of his total perquisites consist of $19,200 for rent related to a corporate apartment paid in 2014 by Epiq and $9,247 related to the Company’s match of 401(k) contributions. For Elizabeth M. Braham, perquisites in excess of the greater of $25,000 or 10% of her total perquisites consist of $4,642 related to the Company’s match of 401(k) contributions and $1,479 for her personal use of a Company car during 2014. This column also includes the payment of dividends on unvested restricted stock prior to the amendment to our incentive compensation plan of $9,000 for Tom W. Olofson, $4,500 for Brad D. Scott, $9,000 for Christopher E. Olofson and $7,200 for Elizabeth M. Braham.

(4)	None of Tom W. Olofson, Brad D. Scott or Christopher E. Olofson received separate compensation for service as members of our Board.

(5)	Brad D. Scott served as our Executive Vice President, Co-Chief Operating Officer and Chief of Staff until May 19, 2014. He became our President and Chief Operating Officer on May 20, 2014.

(6)	Karin-Joyce Tjon was appointed as our Executive Vice President and Chief Financial Officer on July 1, 2014.

(7)	Includes severance and consulting payments made in 2014 of $2,571,249. Christopher E. Olofson resigned as an executive officer on June 30, 2014. In connection with his resignation, Mr. Olofson received severance payment of $1,971,249, including $26,249 related to accrued vacation benefit, during 2014. As of December 31, 2014, remaining severance payments of $5,835,000 were owed to Mr. Olofson payable in three installments of $1,945,000 each on January 2, 2015, July 3, 2015 and January 5, 2016, subject to compliance with restrictive covenants. During 2014, Mr. Olofson received $600,000 of consulting fees for services rendered subsequent to his resignation and the right of ownership to a Company car, with a fair value on the date of transfer of $48,991. He did not receive separate compensation for service as a member of our Board from which he resigned effective December 1, 2014.

(8)	Includes severance and consulting payments made in 2014 of $2,701,971. Elizabeth M. Braham resigned as an executive officer on March 14, 2014. In connection with her resignation, Ms. Braham received severance payments totaling $2,626,971 during 2014. During 2014, Ms. Braham received $75,000 of consulting fees for services rendered subsequent to her resignation and the right of ownership to a Company car, with a fair value on the date of transfer was $77,371. Epiq has no remaining payment obligations payable to Ms. Braham.

Grants of Plan-Based Awards

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)		All Other Stock Awards: Number of Shares of Stock our Units	Grant Date Fair Value of Stock and Option Awards(3)
Name	Type	Grant Date(1)	Target ($)	Maximum ($)	(#)	($)
Tom W. Olofson	2014 Short-term Incentive Compensation		1,400,000	3,360,000
	Performance-based Restricted Stock	1/28/2014			125,000	1,877,500
Brad D. Scott	2014 Short-term Incentive Compensation		1,100,000	2,640,000
	Performance-based Restricted Stock	1/28/2014			100,000	1,502,000
Karin-Joyce Tjon	2014 Short-term Incentive Compensation		150,000	300,000
	Performance-based Restricted Stock	7/9/2014			100,000	1,380,000
Christopher E. Olofson(4)	Performance-based Restricted Stock	1/28/2014			125,000	1,877,500
Elizabeth M. Braham(4)	Performance-based Restricted Stock	1/28/2014			100,000	1,502,000

(1)	The grant date for restricted stock awards is the date that the Compensation Committee approved the award.

(2)	Payouts for non-equity incentive plan awards under the performance plan for Executive Management are based upon the satisfaction of the performance metrics under the qualified executive performance plan. The Compensation Committee reviews financial and strategic objectives in determining the actual payout as reported in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.” Target represents the award for the minimum level of performance for which payouts were authorized under the 2014 performance objectives. Maximum represents the maximum level for which payouts were authorized under the 2014 performance objectives.

For 2014, the estimated and actual payouts by performance metric of non-equity incentive awards under the qualified executive performance plan were as follows:

Name	Performance Metric	Target ($)	Maximum ($)	Actual ($)
Tom W. Olofson	Operating Revenue	700,000	1,680,000	700,000
	Non-GAAP EPS	700,000	1,680,000	0

	Total	1,400,000	3,360,000	700,000

Brad D. Scott	Operating Revenue	550,000	1,320,000	550,000
	Non-GAAP EPS	550,000	1,320,000	0

	Total	1,100,000	2,640,000	550,000

On February 20, 2015, the Compensation Committee approved the payout of short-term incentive compensation in common stock in lieu of cash to Tom W. Olofson and Brad D. Scott equal to 38,293 and

30,087 at “Target” shares, respectively. For 2014, Ms. Tjon was eligible to receive short-term incentive compensation of up to $300,000 based upon the achievement of certain objectives, with $150,000 of this amount guaranteed. The $150,000 was paid in common stock.

(3)	With the exception of the 100,000 shares of restricted stock granted to Ms. Tjon, these stock awards represent the January 28, 2014 performance-based restricted stock awards. These performance-based awards vested on February 20, 2015 following the certification by the Compensation Committee of the achievement of operating cash flows of $69.7 million for the year ended December 31, 2014. If the performance condition had not been achieved, these awards would not have vested. There are no target or maximum amounts for these awards. Upon Ms. Tjon’s appointment to Executive Vice President and Chief Financial Officer in July 2014, she was awarded 100,000 shares of restricted stock, of which 25,000 vested immediately, and the remaining 75,000 are scheduled to vest 25,000 each on July 9, 2015, 2016 and 2017 subject to her continued employment. The grant date for restricted stock awards is the date that the Compensation Committee approved the award. See Note 12 to Epiq’s consolidated financial statements in Epiq’s Form 10-K for the fiscal year ended December 31, 2014 which discusses the valuation of restricted stock awards.

(4)	The shares of performance-based restricted stock granted to Christopher E. Olofson and Elizabeth M. Braham on January 28, 2014 were forfeited in connection with their resignation from Epiq.

For our NEOs, an explanation of how their salary and bonus is structured in proportion to total compensation is contained in the “Compensation Discussion and Analysis” section.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised stock options and unvested stock awards held by the NEOs on December 31, 2014. All of the information set forth below relates to the grant of stock options under either the 1995 Plan or our current incentive compensation plan.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Tom W. Olofson	75,000	—	12.65	12/21/15	125,000	(2)	2,135,000
	262,500	—	10.39	12/08/16	—		—
	150,000	—	16.69	12/11/17	—		—
	100,000	—	14.25	12/29/19	—		—
Brad D. Scott	—	—	—	—	100,000	(2)	1,708,000
Karin-Joyce Tjon	—	—	—	—	75,000	(3)	1,281,000
Christopher E. Olofson	—	—	—	—	—		—
Elizabeth M. Braham	—	—	—	—	—		—

(1)	The market value was calculated by multiplying the number of shares shown in the table by $17.08, which was the closing market price on December 31, 2014, the last trading day of our fiscal year.
(2)	Includes performance-based stock awards granted on January 28, 2014 for the fiscal year performance period ended December 31, 2014. The awards fully vested on February 20, 2015 when the required performance conditions had been met and the vesting period was complete.
(3)	Includes service-based stock awards granted on July 9, 2014, which vest 25,000 on July 9, 2015 and each anniversary thereof through July 9, 2017.

Option Exercises and Stock Vested

The following table provides information regarding the exercise of stock options and the vesting of restricted stock awards during the fiscal year ended December 31, 2014 for each of the NEOs. The average exercise time for option awards granted to Mr. Olofson was 9.4 years. Mr. Olofson continues to hold the stock that has been realized or vested.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(2)
Tom W. Olofson	75,000	512,250	154,260	(3)	2,232,985
Brad D. Scott	—	—	95,605	(3)	1,393,987
Karin-Joyce Tjon	—	—	25,000	(4)	345,000
Christopher E. Olofson	262,500	653,202	154,260	(3)	2,232,985
Elizabeth M. Braham	206,250	621,553	125,605	(3)	1,819,387

(1)	During 2014, Tom W. Olofson exercised, via net share settlements, option grants that were set to expire in 2015. Christopher E. Olofson and Elizabeth M. Braham exercised in-the-money outstanding stock options, upon their resignations from Epiq in 2014. The value realized on the exercise of option awards is equal to the excess of the aggregate fair market value of the shares received on exercise of the stock options on the exercise date over the aggregate exercise price of the stock options. The number of shares and value realized on vesting includes shares that were withheld at the time of exercise equal to the option exercise price and to satisfy tax withholding requirements.
(2)	The value realized on the vesting of stock awards is equal to the closing market price of Epiq’s common stock on the date of vesting times the number of shares acquired upon vesting. The number of shares and value realized on vesting includes shares that were withheld at the time of vesting to satisfy tax withholding requirements.
(3)	These stock awards include the issuance of common stock on January 28, 2014 for the achievement of 2013 financial performance measures and the vesting of the 2013 performance-based restricted stock awards on February 28, 2014.
(4)	The stock award includes the issuance of 25,000 shares of restricted stock, which vested immediately on July 9, 2014 in connection with Ms. Tjon’s employment as Executive Vice President and Chief Financial Officer.

Pension Benefits and Deferred Compensation

We do not sponsor any qualified or nonqualified defined benefit plans or any qualified or nonqualified deferred compensation plans. The Board or Compensation Committee may elect to adopt qualified or nonqualified defined benefit plans or any qualified or nonqualified deferred compensation plans in the future if it determines that doing so is in Epiq’s best interest.

Employment Related Agreements

On July 1, 2014, the Company entered into an executive employment agreement and offer letter with our newly appointed Executive Vice President and Chief Financial Officer. On December 15, 2014, the Company entered into executive employment agreements with our Chief Executive Officer and our President and Chief Operating Officer, and into an amended and restated executive employment agreement with our Executive Vice President and Chief Financial Officer (collectively, the “employment agreements”).

The employment agreements contain customary provisions regarding, among other things, confidentiality, non-competition and non-solicitation restrictive covenants. The employment agreements are for indefinite terms but may be terminated by either party at any time subject to the terms and conditions of each agreement, including with “cause” or for “good reason” or upon disability or death of the executives. Each employment agreement sets forth the executive’s right to receive a base salary determined by the Compensation Committee, eligibility to participate in applicable employee benefit programs to the same extent as members of the Epiq executive management committee, and reimbursement for all reasonable and appropriate expenses actually incurred by the executive in the course of performing the executive’s duties and responsibilities.

Under the employment agreements, if an executive’s employment is terminated by the Company with “cause” or if the executive resigns without “good reason” (which would include retirement or a voluntary resignation) the executive shall be entitled to receive any accrued obligations, which include unpaid base salary through the date of termination, reimbursement of reasonable and appropriate business expenses, accrued but unused vacation time and all other accrued and vested payments, benefits and fringe benefits to which the executive is entitled up to and including the date of termination. If an executive’s employment is terminated by the Company without “cause” or if the executive resigns for “good reason”, which in each case has not been cured (if curable) pursuant to the employment agreement, the executive shall be entitled to receive any accrued obligations and a separation payment payable as long as the executive executes and delivers a release to the Company that has become fully effective in all respects and the executive reaffirms and does not breach certain post-termination obligations contained in the employment agreements and has not breached the release. If an executive’s employment is terminated for disability or death, the executive, or his or her estate, as applicable, shall be entitled to receive any accrued obligations, the right to elect continuation of coverage of insurance benefits to the extent allowed by law, and, in case of termination for disability, a cash amount equal to twelve months’ base salary. In addition, upon termination of employment, treatment of any equity awards will be governed by the Company’s equity incentive plan, except in Mr. Olofson’s case as described below.

Mr. Olofson’s separation payment includes (i) a cash payment equal to two times the sum of the bonus (as described below) and the base salary or, if termination is upon or follows a “change of control,” three times the sum of the bonus and the base salary; (ii) for twenty-four months from the date of termination or, if termination is upon or follows a change of control, for thirty-six months from the date of termination, monthly payments equal to the total monthly premiums paid by or on behalf of Mr. Olofson for welfare benefit coverage for him and his dependents substantially similar to the Company’s welfare benefit plans as of the date of termination and life insurance coverage substantially similar to the coverage provided by the Company during the employment period; (iii) a payment equivalent to, or at the discretion of Mr. Olofson, the continuation of, twenty-four months or, upon if termination is upon a change of control, thirty-six months, of other benefits (e.g., personal use of Company-provided transportation and 401(k) matching contributions) to which Mr. Olofson was entitled as of the date of termination; and (vi) for twelve months or, if termination is upon a change of control, for eighteen months, from the date of termination, the continued use of Mr. Olofson’s office in Kansas City, Kansas and executive assistant support. In addition, only if separation is not upon or following a change of control and without “cause” or for “good reason”, any outstanding restricted stock as of the termination date will continue to be owned by Mr. Olofson for a period of twenty-four months from the termination date as if he were still employed by the Company, and incentive stock options, non-qualified stock options and stock appreciation rights issued to Mr. Olofson and exercisable as of the termination date shall remain exercisable until the earlier of a period of twenty-four months and the expiration of such equity awards. If termination is upon or follows change of control, treatment of any equity awards will be governed by the Company’s equity incentive plan.

Mr. Scott’s separation payment includes (i) a cash payment equal to the sum of the bonus (as described below) and eighteen months of base salary; and (ii) regular monthly payments equal to the difference between the monthly premium rate for health insurance for Mr. Scott and his dependents under the Company’s relevant health insurance plans and the monthly premium paid by Mr. Scott for substantially similar health insurance coverage for Mr. Scott and his dependents after the termination date, until the earlier of eighteen months from the termination date or Mr. Scott’s new employment with another person or entity that offers health insurance. If termination of employment is upon or following a “change of control,” Mr. Scott’s separation payment includes (i) a cash payment equal to two times the sum of the bonus and the base salary; (ii) regular monthly payments equal to the difference between the monthly premium rate for health insurance for Mr. Scott and his dependents under the Company’s relevant health insurance plans and the monthly premium paid by Mr. Scott for substantially similar health insurance coverage for Mr. Scott and his dependents after the termination date, until the earlier of twenty-four months from the termination date or Mr. Scott’s new employment with another person or entity that offers health insurance; (iii) a payment equivalent to, or at the discretion of Mr. Scott, the continuation of twenty-four months of other benefits (e.g., personal use of Company-provided transportation, 401(k) matching contributions, and personal insurance premiums) to which Mr. Scott was entitled to as of the termination date; and (iv) a cash amount of $25,000 to assist Mr. Scott with his executive outplacement services.

Ms. Tjon’s separation payment includes (i) a cash payment equal to the sum of the bonus (as described below) and, if the termination date is on or before December 31, 2015, twelve months of base salary, or if the termination date is on or after January 1, 2016, eighteen months of base salary; and (ii) regular monthly payments equal to the difference between the monthly premium rate for health insurance for Ms. Tjon and her dependents under the Company’s relevant health insurance plans and the monthly premium paid by Ms. Tjon for substantially similar health insurance coverage for Ms. Tjon and her dependents after the termination date, until the earlier of (x) twelve months from the termination date, if the termination date occurs before December 31, 2015, (y) eighteen months from the termination date, if the termination date occurs on or after January 1, 2016, or (z) Ms. Tjon’s new employment with another person or entity that offers health insurance. If termination of employment is upon or following a “change of control,” Ms. Tjon’s separation payment includes (i) a cash payment equal to the sum of, if the termination date is on or before December 31, 2015, eighteen months of base salary and one and a half times the bonus, or if the termination date is on or after January 1, 2016, two times the sum of the bonus and the base salary; (ii) regular monthly payments equal to the difference between the monthly premium rate for health insurance for Ms. Tjon and her dependents under the Company’s relevant health insurance plans and the monthly premium paid by Ms. Tjon for substantially similar health insurance coverage for Ms. Tjon and her dependents after the termination date, until the earlier of (x) eighteen months from the termination date, if the termination date occurs before December 31, 2015, (y) twenty-four months from the termination date, if the termination date occurs on or after January 1, 2016, or (z) Ms. Tjon’s new employment with another person or entity that offers health insurance; (iii) if the termination date is on or before December 31, 2015, a payment equivalent to, or at the discretion of Ms. Tjon, the continuation of eighteen months of other benefits (e.g., personal use of Company-provided transportation, 401(k) matching contributions, and personal insurance premiums ) to which she is entitled as of the termination date, or if the termination date is on or after January 1, 2016, a payment equivalent to, or at the discretion of Ms. Tjon, the continuation of twenty-four months of other benefits to which Ms. Tjon was entitled to as of the termination date; and (iv) a cash amount of $25,000 to assist Ms. Tjon with her executive outplacement services.

Under the employment agreements “bonus” is equal to the greater of (x) the cash value of the most recent annual bonus actually earned pursuant to a bonus arrangement or, (y) in the case of Mr. Olofson, $ 1,500,000, in the case of Mr. Scott, $1,000,000 for each of the fiscal years 2014 and 2015, and, in the case of Ms. Tjon, $300,000 for the fiscal year 2014 and $600,000 for the fiscal year 2015.

Pursuant to the employment agreements, “cause” means one or more of the following: (1) being charged with a felony under the laws of the United States or any state thereof, or any act of fraud or dishonesty; (2) commission of an act or omission that subjects the executive to being enjoined, suspended, barred or otherwise disciplined for violation of any laws, regulations and rules applicable to the executive, the Company, or any if its affiliates; (3) the commission by the executive of any act or omission that constitutes misconduct and is injurious to the Company or any of its affiliates; (4) conduct causing Company or any of its affiliates public disgrace or disrepute or substantial economic harm; (5) failure or refusal to perform any lawful duty under the agreement or as reasonably directed by the Board, in the case of our Chief Executive Officer, or the Chief Executive Officer, in the case of our other NEOs, which failure is not cured, if curable, within five business days after delivery of notice thereof to the executive; (6) any act or omission aiding or abetting a competitor, supplier or customer of the Company or any of its affiliates to the disadvantage or detriment of the Company or any of its affiliates; (7) commission by the executive of any willful act taken by the executive in bad faith against the interests of the Company or any of its affiliates; (8) gross negligence or willful misconduct with respect to the Company or any of its affiliates; or (9) any material breach of the agreement which, if curable, is not cured within ten (10) business days after delivery of written notice thereof to Executive. Following a “change in control”, “cause” shall mean only mean executive being charged with a felony under the laws of the United States of any state thereof, or any act of fraud or dishonesty.

Pursuant to the employment agreements, “good reason” means: (1) a material reduction in the executive’s responsibilities, duties or authority, without his or her express prior authorization which shall not be unreasonably withheld, delayed or conditioned; (2) any failure by the Company to provide, or a material reduction in, any compensation or benefits agreed to be provided under the employment agreement; (3) any requirement that the executive’s principal office be based more distant than fifty miles from Kansas City, Kansas; (4) any material breach by the Company of the employment agreement; or (5) the failure of the Company to obtain an assumption in writing of its obligation to perform the employment agreement by any successor to all or substantially all of the assets of the Company within forty-five (45) days after a “change of control”.

Resignation Agreements

In connection with Ms. Braham’s resignation, Epiq and Ms. Braham entered into an Executive Resignation Agreement and General Release of Claims dated March 14, 2014 (the “Chief Financial Officer Resignation Agreement”). The Chief Financial Officer Resignation Agreement provides, among other things, that on and after March 22, 2014 (the “Chief Financial Officer Effective Date”), as consideration for certain severance payments and benefits as set forth below, Ms. Braham agreed, among other things, to: (1) forfeit the 100,000 restricted shares of Epiq common stock granted to Ms. Braham on January 28, 2014; (2) release Epiq from any and all claims that she may have had including concerning her employment with Epiq; (3) assist Epiq in certain litigation or arbitration related matters; and (4) comply with certain confidentiality, non-competition, non-solicitation, non-disparagement and other obligations. Pursuant to the Chief Financial Officer Resignation Agreement, and following the Chief Financial Officer Effective Date and subject to certain conditions, Ms. Braham received from Epiq the following payments and benefits, among others: (1) a lump sum severance payment of $1,170,000 (less withholding for federal tax, state tax and other standard deductions), which amount was paid within five business days following the Chief Financial Officer Effective Date; (2) a lump sum severance payment of $1,440,625 (less withholding for federal tax, state tax and other standard deductions), which amount was paid on or about December 30, 2014 in connection with the execution by Ms. Braham and delivery to Epiq of a release in December 2014; (3) all right, title and interest in and to certain computer equipment; and (4) exclusive use of an automobile leased and paid for by Epiq through the termination of the lease (or an earlier lease buy-out, at Epiq’s discretion) and ownership of the automobile thereafter. Epiq and Ms. Braham also entered into an Executive Consulting Advisory Agreement, dated March 14, 2014 (the “Chief Financial Officer Advisory Agreement”). Pursuant to the Chief Financial Officer Advisory Agreement, Ms. Braham agreed to provide up to 16 hours per month of consulting services to Epiq from March 17, 2014 through the end of November 2014 for an aggregate amount of $75,000, which was fully paid, and the Chief Financial Officer Advisory Agreement has terminated by its terms.

In connection with Mr. Christopher E. Olofson’s resignation, Epiq and Mr. Olofson entered into an Executive Resignation Agreement and General Release of Claims dated June 6, 2014 (the “Chief Operating Officer Resignation Agreement”). The Chief Operating Officer Resignation Agreement provides, among other things, that on and after June 30, 2014 (the “Chief Operating Officer Effective Date”), as consideration for certain severance payments and benefits as set forth below, Mr. Olofson agreed, among other things, to: (1) forfeit 125,000 restricted shares of Epiq common stock granted to Mr. Olofson on January 28, 2014; (2) forego any employment-related bonus compensation for the 2014 fiscal year; (3) on July 30, 2014, forfeit 250,000 vested options to purchase shares of Common Stock, 150,000 of which would otherwise have been exercisable through December 11, 2017, and 100,000 of which would otherwise have been exercisable through December 29, 2019; (4) release Epiq from any and all claims that Mr. Olofson may have had including concerning Mr. Olofson’s employment with Epiq; (5) assist Epiq in certain litigation or arbitration related matters; and (6) comply with certain confidentiality, non-solicitation, non-competition, non-disparagement and other obligations. Also pursuant to the Chief Operating Officer Resignation Agreement, and following the Chief Operating Officer Effective Date and subject to certain conditions set forth in the Chief Operating Officer Resignation Agreement, Mr. Olofson was entitled to receive from Epiq the following payments and benefits, among others: (1) a severance payment of $1,945,000, which was paid on July 1, 2014; (2) comparable severance payments no later than each of the following dates: (a) January 2, 2015; (b) July 3, 2015; and (c) January 5, 2016, provided that the final additional severance payment shall be delivered in connection with the execution and delivery by Mr. Olofson of an additional release in favor of Epiq in mid-December 2015; and (3) exclusive use of an automobile leased and paid for by Epiq through the termination of such lease (or an earlier lease buy-out, at Epiq’s discretion) and ownership of such automobile thereafter.

Epiq and Mr. Olofson also entered into an Executive Consulting Advisory Agreement, dated June 6, 2014 (the “Chief Operating Officer Advisory Agreement”). Pursuant to the Chief Operating Officer Advisory Agreement, Mr. Olofson agreed to provide executive advisory services to Epiq from July 1, 2014 through December 31, 2014, for which Mr. Olofson was paid $100,000 per month, which was fully paid, and the Chief Operating Officer Advisory Agreement has terminated by its terms.

Potential Payments upon Termination and Change in Control

The information below describes and quantifies certain compensation that would have become payable under employment agreements with our NEOs if, as of December 31, 2014, their employment with us had been terminated. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event. Further, the information below does not incorporate changes to base salary, cash incentive compensation, bonus opportunities, and equity awards granted after December 31, 2014, if any.

The employment agreements entered into with our NEOs include payments that are due upon termination of employment or a change in control. See “—Employment Related Agreements.” “Change in Control” is defined under our incentive compensation plan and means the consummation of an event constituting one of the following: (i) if any person or group or any successors thereto is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding voting securities; (ii) during any period of two consecutive years, a majority of the Board ceases to be constituted by individuals who either (A) at the beginning of such period constituted the Board, or (B) thereafter became new directors whose election by the Board or nomination for election by the Company’s stockholders was approved by at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election was previously so approved; (iii) a merger or consolidation of the Company with any other entity in which the Company is not the surviving entity (in each case, the surviving entity of such merger or consolidation shall be the New Employer, as defined below), other than a merger or consolidation (A) which would result in all or a portion of the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (B) by which the corporate existence of the Company is not affected and following which the Company’s chief executive officer and directors retain their positions with the Company (and constitute at least a majority of the Board); or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company’s assets.

Tom W. Olofson

Component	Voluntary Resignation ($)	Involuntary without Cause or Voluntary with Good Reason with Signed Release ($)		Involuntary without Cause or Voluntary with Good Reason following Change in Control with Signed Release ($)		Disability ($)		Death ($)	Retirement ($)
Base Salary	—	1,950,000	(1)	2,925,000	(1)	975,000	(1)	—	—
Bonus	—	3,000,000	(1)	4,500,000	(1)	—		—	—

Total Cash Severance (sub-total)	—	4,950,000		7,425,000		975,000		—	—

Value of Accelerated Equity	—	2,135,000	(2)	2,135,000	(2)	—		—	—
Benefits and Perquisites	—	653,884	(3)	978,334	(3)	—		—	—

Total Severance	—	7,738,884		10,538,334		975,000		—	—

(1)	For termination without cause or for good reason without a change of control, represents two times base salary or bonus, as applicable. For termination without cause or for good reason with a change of control, represents three times base salary or bonus, as applicable. For termination for disability, represents 12 months of base salary.
(2)	The aggregate value of the accelerated equity is based upon 125,000 shares of unvested restricted stock awards outstanding at December 31, 2014 multiplied by the closing price of our common stock of $17.08 per share on December 31, 2014.
(3)	For termination without cause or for good reason without a change of control, represents estimates for (i) 24 months of monthly premiums for welfare benefit coverage and life insurance policy for Mr. Olofson and his dependents based on the present value of such payments calculated as of December 31, 2014, (ii) 24 months of all other benefits and perquisites based on the present value of such payments calculated as of December 31, 2014 and (iii) 12 months of executive assistant support based on the present value of such benefits calculated as of December 31, 2014. For termination without cause or for good reason with a change of control, represents estimates for (i) 36 months of monthly premiums for welfare benefit coverage and life insurance policy for Mr. Olofson and his dependents based on the present value of such payments calculated as of December 31, 2014, (ii) 36 months of all other benefits and perquisites based on the present value of such payments calculated as of December 31, 2014 and (iii) 18 months of use of executive assistant support based on the present value of such benefits calculated as of December 31, 2014. Mr. Olofson is also entitled to 12 months and 18 months of use of office in case of termination without cause or for good reason without and with a change of control, respectively. The estimated incremental cost for the Company of providing Mr. Olofson with office space for either a 12 month or an 18 month period is de minimis.

Brad D. Scott

Component	Voluntary Resignation ($)	Involuntary without Cause or Voluntary with Good Reason with Signed Release ($)		Involuntary without Cause or Voluntary with Good Reason following Change in Control with Signed Release ($)		Disability ($)		Death ($)	Retirement ($)
Base Salary	—	1,275,000	(1)	1,700,000	(1)	850,000	(1)	—	—
Bonus	—	100,000	(1)	2,000,000	(1)	—		—	—

Total Cash Severance (sub-total)	—	2,275,000		3,700,000		850,000		—	—

Value of Accelerated Equity	—	1,708,000	(2)	1,708,000	(2)	—		—	—
Benefits and Perquisites	—	8,331	(3)	40,069	(3)	—		—	—

Total Severance	—	3,991,331		5,448,069		850,000		—	—

(1)	For termination without cause or for good reason without a change of control, represents eighteen months of base salary and one-time bonus. For termination without cause or for good reason with a change of control, represents two times base salary or bonus, as applicable. For termination for disability, represents 12 months of base salary.
(2)	The aggregate value of the accelerated equity is based upon 100,000 shares of unvested restricted stock awards outstanding at December 31, 2014 multiplied by the closing price of our common stock of $17.08 per share on December 31, 2014.
(3)	For termination without cause or for good reason without a change of control, represents estimates for 18 months of monthly premiums for health insurance for Mr. Scott and his dependents based on the present value of such payments calculated as of December 31, 2014. For termination without cause or for good reason with a change of control, represents estimates for (i) 24 months of monthly premiums for health insurance for Mr. Scott and his dependents based on the present value of such payments calculated as of December 31, 2014, (ii) 24 months of all other benefits and perquisites based on the present value of such payments calculated as of December 31, 2014 and (iii) a cash amount of $25,000 to assist Mr. Scott with executive outplacement services.

Karin-Joyce Tjon

Component	Voluntary Resignation ($)	Involuntary without Cause or Voluntary with Good Reason with Signed Release ($)		Involuntary without Cause or Voluntary with Good Reason following Change in Control with Signed Release ($)		Disability ($)		Death ($)	Retirement ($)
Base Salary	—	600,000	(1)	900,000	(1)	600,000	(1)	—	—
Bonus	—	300,000	(1)	450,000	(1)	—		—	—

Total Cash Severance (sub-total)	—	900,000		1,350,000		600,000		—	—

Value of Accelerated Equity	—	1,281,000	(2)	1,281,000	(2)	—		—	—
Benefits and Perquisites	—	5,554	(3)	59,995	(3)	—		—	—

Total Severance	—	2,186,554		2,690,995		600,000		—	—

(1)	For termination without cause or for good reason without a change of control, represents one-time base salary or bonus, as applicable. For termination without cause or for good reason with a change of control, represents 18 months base salary or one and a half bonus, as applicable. For termination for disability, represents 12 months of base salary.
(2)	The aggregate value of the accelerated equity is based upon 75,000 shares of unvested restricted stock awards outstanding at December 31, 2014 multiplied by the closing price of our common stock of $17.08 per share on December 31, 2014.
(3)	For termination without cause or for good reason without a change of control, represents estimates for 12 months of monthly premiums for health insurance for Ms. Tjon based on the present value of such payments calculated as of December 31, 2014. For termination without cause or for good reason with a change of control, represents estimates for (i) 18 months of monthly premiums for health insurance for Ms. Tjon based on the present value of such payments calculated as of December 31, 2014, (ii) 18 months of all other benefits and perquisites based on the present value of such payments calculated as of December 31, 2014 and (iii) a cash amount of $25,000 to assist Ms. Tjon with executive outplacement services.

Christopher E. Olofson and Elizabeth M. Braham

Christopher E. Olofson and Elizabeth M. Braham voluntarily resigned in 2014. For a description of the payments and benefits they received upon resignation, see “—Resignation Agreements.”

Director Compensation

Overview

Independent non-employee directors receive compensation for Board service, which is designed to fairly compensate them for their time and effort and align their interests with the long-term interests of our shareholders. Employee directors receive no compensation for Board service. The Compensation Committee, together with its independent compensation consultant, periodically review the form and amount of director compensation and propose any changes to the Board. As part of its review, the Compensation Committee considers how Epiq’s director compensation program compares to the programs at the peer companies we consider in the executive compensation setting process. See “Executive Compensation—Compensation Discussion and Analysis—How We Determine Executive Compensation—The Role of Peer Companies and Benchmarking.” The Compensation Committee believes that director compensation should be competitive with the market and geared towards attracting and retaining highly-qualified independent professionals to oversee Epiq and represent the interests of Epiq’s shareholders.

Eligible non-employee directors were paid an annual cash retainer of $70,000 for the year 2014 payable quarterly commencing March 1, 2014. The annual cash retainer was not increased for the year 2015. We also reimburse non-employee directors for out-of-pocket expenses incurred in their capacity as a Board member, which includes, among other things, attending Board and committee meetings and conferences.

Eligible non-employee directors also receive equity grants on an annual basis. On January 28, 2014, eligible non-employee directors were granted 5,000 shares of restricted stock that vested on the first anniversary of the date of grant. Following his appointment to the Board in 2014, Mr. Gaston was also awarded 5,000 shares of restricted stock, which vested on January 28, 2015. On February 20, 2015, eligible non-employee directors were granted 5,000 shares of restricted stock that will vest on the first anniversary of the date of grant, provided that the recipient is a member of our Board on the vesting date.

Tom W. Olofson, Chairman and Chief Executive Officer and Brad D. Scott, President and Chief Operating Officer and Director, are not compensated for their service as directors of Epiq.

2014 Director Compensation Table

The following table sets forth information regarding 2014 compensation for each of our non-employee directors.

Name	Compensation Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
James A. Byrnes	70,000	75,100	145,100
Charles C. Connely, IV	70,000	75,100	145,100
Edward M. Connolly, Jr.	70,000	75,100	145,100
Douglas M. Gaston(2)	35,000	73,300	108,300
Joel Pelofsky	70,000	75,100	145,100
Kevin L. Robert(3)	17,500	—	17,500
W. Bryan Satterlee	70,000	75,100	145,100

(1)	The amounts reported in the Stock Awards column represent the grant date fair value of the shares of restricted stock granted to the non-employee directors. Except as set forth below with respect to Messrs. Gaston and Robert, each of the non-employee directors received 5,000 shares of such restricted stock in 2014, with their fair market value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”) and based on the closing market price of our common stock on January 28, 2014, the date of the award, which was $15.02 per share. The restricted stock vested on January 28, 2015.
(2)	Mr. Gaston was appointed as a director of our Board on August 11, 2014. He received the amount of cash compensation paid to non-employee members of the Board pro rata for his services from the date of appointment. Mr. Gaston received 5,000 shares of restricted stock in 2014, with their fair market value calculated in accordance with ASC 718 and based on the closing market price of our common stock on September 3, 2014, the date of the award, which was $14.66 per share. The restricted stock vested on January 28, 2015.
(3)	Mr. Robert was appointed as a director of our Board effective November 3, 2014. He received the amount of cash compensation paid to non-employee members of the Board pro rata for his services from the date of appointment. Mr. Robert did not receive shares of restricted stock in 2014.

The table below shows the aggregate number of shares underlying outstanding stock options held by our non-employee directors as of December 31, 2014.

Name	Options Vested and Unvested (in shares)
James A. Byrnes	80,500
Charles C. Connely, IV	10,000
Edward M. Connolly, Jr.	76,250
Douglas M. Gaston	None
Joel Pelofsky	76,250
Kevin L. Robert	None
W. Bryan Satterlee	76,250

Compensation Committee Interlocks and Insider Participation

During 2014, Messrs. Byrnes, Connely, Connolly, Gaston, Pelofsky, and Satterlee have served on the Compensation Committee. None of the members of the Compensation Committee has been an officer or employee of Epiq. No interlocking relationships exist between the members of the Board or Compensation Committee and the board of directors or Compensation Committee of any other company.

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

Stock Ownership Information

The following table sets forth information regarding beneficial ownership of our common stock, as of April 21, 2015, for (1) each person who is known by us to own beneficially more than 5% of our common stock, (2) each director, director nominee, and NEO, and (3) all directors and executive officers as a group.

Beneficial ownership for purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or has the right to acquire such powers within 60 days. Common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of April 21, 2015 are deemed to be outstanding and beneficially owned by the person holding the options for the purposes of computing the percentage ownership of that person and any group of which that person is a member. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 37,283,890 shares of common stock outstanding (including shares of restricted stock) for shareholders other than our executive officers and directors. Percentage of beneficial ownership of our executive officers and directors is based on 37,283,890 shares of common stock outstanding (including shares of restricted stock) plus options currently exercisable or exercisable within 60 days of April 21, 2015 and held by any executive officer or director included in the group for which percentage ownership has been calculated. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each shareholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the shareholder. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o Epiq Systems, Inc., 501 Kansas Avenue, Kansas City, Kansas 66105.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Outstanding Shares of Common Stock
Named Executive Officers, Directors and Nominees
Tom W. Olofson(1)	4,201,047	11.1%
Christopher E. Olofson(2)	784,715	2.1
Elizabeth M. Braham(3)	413,814	1.1
Brad D. Scott(4)	252,954	*
Karin-Joyce Tjon(5)	147,471	*
James A. Byrnes(6)	91,614	*
Charles C. Connely, IV(7)	24,000	*
Edward M. Connolly, Jr.(8)	90,503	*
Douglas M. Gaston(9)	10,000	*
Joel Pelofsky(10)	92,777	*
Kevin L. Robert(11)	5,000	*
W. Bryan Satterlee(12)	113,730	*
All directors and executive officers as a group (12 persons)(13)	6,227,625	16.3
5% Shareholders(14)
P2 Capital Partners, LLC(15) 590 Madison Avenue 25th Floor New York, NY 10022	6,099,088	16.4

St. Denis J. Villere & Company, L.L.C(16) 601 Poydras St., Suite 1808 New Orleans, LA 70130	5,823,555	15.6

Black Rock Inc.(17) 40 East 52nd Street New York, NY 10022	2,792,512	7.5

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Outstanding Shares of Common Stock
The Vanguard Group(18) 100 Vanguard Boulevard Malvern, PA 19355	2,137,495	5.7

Dimensional Fund Advisors LP(19) Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	1,967,515	5.3

*	Less than one percent
(1)	Includes 100,000 shares owned by Mr. Olofson’s spouse, Jeanne H. Olofson, as to which Mr. Olofson disclaims beneficial ownership; 280,000 shares owned by the Tom W. and Jeanne H. Olofson Foundation, as to which Mr. Olofson shares beneficial ownership; 20,000 shares owned jointly by Tom W. Olofson and his spouse Jeanne H. Olofson; 587,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after April 21, 2015; and 150,000 performance-based restricted shares subject to the achievement of certain criteria for the fiscal year ending December 31, 2015, which would vest one third on the certification date and one third on each anniversary thereafter through the second anniversary of the certification date. Includes 1,200,000 shares pledged as security for the purpose of collateralizing, from time to time, lines of credit for Mr. Olofson’s investments. The pledged shares are not compensatory shares, i.e. shares Mr. Olofson received as compensation from the Company, are not involved in hedging or derivative arrangements and are not held in margin accounts at brokerage firms.
(2)	Mr. Olofson resigned as an executive officer on June 30, 2014. The shares included herein solely represent shares of common stock reported as beneficially owned by Mr. Olofson on a Form 4 filed on July 2, 2014.
(3)	Ms. Braham resigned as an executive officer on March 14, 2014. The shares included herein solely represent shares of common stock reported as beneficially owned by Ms. Braham on a Form 4 filed on March 14, 2014.
(4)	Includes 120,000 performance-based restricted shares subject to the achievement of certain criteria for the fiscal year ending December 31, 2015, which would vest one third on the certification date and one third on each anniversary thereafter through the second anniversary of the certification date.
(5)	Includes 125,000 shares of unvested restricted stock, of which 50,000 are performance-based restricted shares subject to the achievement of certain criteria for the fiscal year ending December 31, 2015. The remaining 75,000 will vest 25,000 each on July 9, 2015, 2016 and 2017.
(6)	Includes 70,250 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after April 21, 2015 and 5,000 shares of unvested restricted stock which will vest on February 20, 2016.
(7)	Includes 4,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after April 21, 2015 and 5,000 shares of unvested restricted stock which will vest on February 20, 2016.
(8)	Includes 70,250 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after April 21, 2015 and 5,000 shares of unvested restricted stock which will vest on February 20, 2016.
(9)	Includes 5,000 shares of unvested restricted stock which will vest on February 20, 2016.
(10)	Includes 70,250 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after April 21, 2015 and 5,000 shares of unvested restricted stock which will vest on February 20, 2016.
(11)	Includes 5,000 shares of unvested restricted stock which will vest on February 20, 2016.
(12)	Includes 70,250 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after April 21, 2015 and 5,000 shares of unvested restricted stock which will vest on February 20, 2016.
(13)

Includes 872,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after April 21, 2015; 430,000 shares of unvested restricted stock,

320,000 which will vest no later than March 31, 2018 subject to the achievement of certain performance-based criteria for the fiscal year ending December 31, 2015; and the remainder which vest one to three years after issuance. Also includes 1,200,000 shares pledged as security.
(14)	Excludes 5% shareholders listed above as executive officers or directors. Beneficial ownership of common stock is based solely on Schedule 13D, 13F, and 13G filings with the SEC, and registered shareholder lists maintained by Epiq’s stock transfer agent.
(15)	Based on shares of common stock held as of September 22, 2014 as disclosed in the Schedule 13D filed with the SEC by P2 Capital Partners, LLC on September 22, 2014; P2 Capital Partners, LLC has sole voting and sole dispositive power with respect to all of the shares beneficially owned.
(16)	Based on shares of common stock held as of November 3, 2014 as disclosed in the Schedule 13D/A filed with the SEC by Villere on November 4 , 2014; St. Denis J. Villere & Company, L.L.C. has sole voting and sole dispositive power with respect to 1,447,816 of the shares beneficially owned and shared voting and dispositive power with respect to 4,375,739 shares beneficially owned.
(17)	Based on shares of common stock held as of December 31, 2014 as disclosed in the Schedule 13G/A filed with the SEC by BlackRock, Inc. on January 26, 2015; BlackRock, Inc. has sole voting power with respect to 2,715,000 of the shares beneficially owned, sole dispositive power with respect to all shares beneficially owned and no shared voting or dispositive power with respect to shares beneficially owned.
(18)	Based on shares of common stock held as of December 31, 2014 as disclosed in the Schedule 13G/A filed with the SEC by The Vanguard Group, Inc. on February 11, 2015; The Vanguard Group, Inc. has sole voting power with respect to 45,827 of the shares beneficially owned, sole dispositive power with respect to 2,094,168 of the shares beneficially owned and shared dispositive power with respect to 43,327 shares beneficially owned.
(19)	Based on shares of common stock held as of December 31, 2014 as disclosed in the Schedule 13G/A filed with the SEC by Dimensional Fund Advisors LP on February 5, 2015; Dimensional Fund Advisors LP has sole voting power with respect to 1,855,683 of the shares beneficially owned, sole dispositive power with respect to all shares beneficially owned and no shared voting or dispositive power with respect to shares beneficially owned.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

Approval Policies

Our Board and the committees thereof, as appropriate, are responsible for the review, approval and ratification of “related person transactions” between us and any related person. Under SEC rules, a related person is an officer, director, nominee for director or beneficial holder of more than of 5% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member of any of the foregoing. In the course of its review and approval or ratification of a related-person transaction, the Board or the appropriate committee will consider:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including the amount involved and type of transaction;

•	the importance of the transaction to the related person and to Epiq;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our stockholders; and

•	any other matters the Board or the appropriate committee deems appropriate.

The Compensation Committee reviewed and approved the payments made to Scott W. Olofson in connection with his employment with our Company as described below and our Board reviewed and approved the Director Appointment Agreement with Villere and related transactions also described below.

Payments to Scott W. Olofson

In accordance with the terms of our Compensation Committee charter, the Compensation Committee approves all compensation, bonus, incentive compensation, and perquisite programs that are, in the aggregate, required to be reported under Item 404 of Regulation S-K for any employee of Epiq who is an immediate family member of any director, executive officer or person known to be the beneficial owner of more than 5% of Epiq’s common stock. Scott W. Olofson, the son of Tom W. Olofson, is Epiq’s Senior Vice-President of Corporate Relations and Business Development. The Compensation Committee approves all salary, bonus, stock option grants, and perquisites for Scott W. Olofson that are required to be reported under Item 404. In 2014, Scott W. Olofson received cash compensation of $500,000 and on January 28, 2014 was awarded 20,000 shares of stock (valued at $300,400 at the time of issuance). Additionally, for his 2014 bonus for the achievement of 2014 objectives, Scott W. Olofson received 25,000 shares of stock (valued at $457,000 at the time of issuance).

Following approval by the Compensation Committee, on December 15, 2014, the Company entered into an executive employment agreement with Mr. Scott Olofson. The employment agreement contains customary provisions regarding, among other things, confidentiality, non-competition and non-solicitation restrictive covenants. The employment agreement is for an indefinite term but may be terminated by either party at any time subject to the terms and conditions of each agreement, including with “cause” or for “good reason” or upon disability or death of the executive. Pursuant to the employment agreement, Mr. Olofson is entitled to a separation payment upon termination of his employment agreement without “cause” or for “good reason”. Mr. Olofson’s separation payment includes (i) a cash payment equal to the sum of the bonus (as described below) and eighteen months of base salary; and (ii) regular monthly payments equal to the difference between the monthly premium rate for health insurance for Mr. Olofson and his dependents under the Company’s relevant health insurance plans and the monthly premium paid by Mr. Olofson for substantially similar health insurance coverage for Mr. Olofson and his dependents after the termination date, until the earlier of eighteen months from the termination date or Mr. Olofson’s new employment with another person or entity that offers health insurance. If termination of employment is upon or following a “change of control,” Mr. Olofson’s separation payment includes (i) a cash payment equal to two times the sum of the bonus and the base salary; (ii) regular monthly payments equal to the difference between the monthly premium rate for health insurance for Mr. Olofson and his dependents under the Company’s relevant health insurance plans and the monthly premium paid by Mr. Olofson for substantially similar health insurance coverage for Mr. Olofson and his dependents after the termination date, until the earlier of twenty-four months from the termination date or Mr. Olofson’s new employment with another person or entity that offers health insurance; (iii) a payment equivalent to, or at the discretion of Mr. Olofson, the continuation of twenty-four months of other benefits (e.g., personal use of Company-provided transportation, 401(k) matching contributions, and personal insurance premiums) to which Mr. Olofson was entitled to as of the termination date; and (iv) a cash amount of $25,000 to assist Mr. Olofson with his executive outplacement services.

Reimbursement of Expenses to Villere

On November 1, 2014, the Company entered into the Director Appointment Agreement with Villere and Kevin L. Robert. Pursuant to the agreement, the Company agreed to reimburse an aggregate of $300,000 in out-of-pocket costs, fees and expenses incurred by Villere in connection with the execution and delivery of the agreement and the considerations of means by which to alter the composition of our Board. As of December 31, 2014, we had reimbursed an aggregate of $297,890 to Villere under this agreement and no additional payments are due and payable.

Other than the foregoing, the compensation arrangements that are described under the “Executive Compensation” section, the employment agreements with our NEOs, and the Resignation Agreements and Advisory Agreements

with Elizabeth M. Braham and Christopher E. Olofson that are also described under the “Executive Compensation” section, there have not been any transactions or series of transactions since January 1, 2014, or any currently proposed transaction, to which we were or are to be a participant in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers, or persons who we know held more than 5% of any class of our capital stock, including their immediate family members, had or will have a direct or material interest.

Director Independence

The Board has reviewed the relationships each director has with Epiq and has determined that all of our directors except for Mr. Tom W. Olofson and Mr. Brad D. Scott are “independent directors” as defined in NASDAQ Listing Rule 5605(a)(2) and have either no relationships with us (other than as a director and shareholder) or only immaterial relationships with us. Each director who served on the Audit, Nominating and Corporate Governance and Compensation Committees in 2014 was independent as required under NASDAQ rules governing committees throughout 2014. Mr. Tom W. Olofson is not independent because of his position as our Chief Executive Officer and Mr. Brad D. Scott is not independent because of his position as our President and Chief Operating Officer. A copy of the independence standards can be found on Epiq’s corporate website at www.epiqsystems.com.

Item 14. Principal Accounting Fees and Services

Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us by Deloitte & Touche LLP, our independent auditor, in 2013 and 2014:

Services Rendered	Fees
	2013	2014
Audit(1)	$1,156,678	$1,301,307
Audit-Related Fees(2)	19,824	6,805
Tax Fees(3)	257,333	344,973
All Other Fees(4)	5,200	4,176

Total	$1,439,035	$1,657,261

(1)	Represents fees for professional services rendered by Deloitte & Touche LLP in connection with services rendered for the audit of Epiq’s internal controls over financial reporting related to compliance with Sarbanes-Oxley 404, audit of Epiq’s annual financial statements, work on SEC filings and consents, and review of financial statements included in quarterly reports on Form 10-Q
(2)	Includes services related to employee benefit plan audits.
(3)	Includes tax return preparation and other tax planning and consultation.
(4)	Includes subscriptions to Deloitte & Touche LLP’s online research tools.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independent registered public accounting firm’s independence, and believes that they do not impact such independence. Additionally, the Audit Committee approved all non-audit services performed by Deloitte & Touche LLP in 2014 in accordance with the pre-approval policy described below.

The Audit Committee has adopted a policy (the “pre-approval policy”) under which audit and non-audit services to be rendered by Epiq’s independent registered public accountants are pre-approved by the Audit Committee.

Pursuant to the pre-approval policy, the Audit Committee pre-approves audit and non-audit services to be provided by the independent registered public accountants, at specified dollar levels, which dollar levels are reviewed by the committee periodically, and no less often than annually. Additionally, the Audit Committee may provide explicit prior approval of specific engagements not within the scope of a previous pre-approval resolution. On occasion, audit and audit-related fees have exceeded the pre-approved, budgeted amount and the Audit Committee has subsequently ratified the increase. The Audit Committee has authorized the chairman of the Audit Committee to approve any engagement of the independent registered public accounting firm for audit-related, tax or other services permitted by the pre-approval policy, so long as the aggregate engagements approved by the chairman of the Audit Committee do not exceed 5% of the total fees paid to the independent registered public accounting firm in any one calendar year. The chairman is required to report any such engagements to the Audit Committee at its next regular or special meeting of the committee. All services performed by and all fees paid to Deloitte & Touche LLP for 2014 and 2013 were pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2015	EPIQ SYSTEMS, INC.

	By:	/s/ TOM W. OLOFSON
Tom W. Olofson Chairman of the Board and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.**

*	Filed herewith.
**	Furnished herewith.