Form 10-Q
period 2015-06-30
EPIQ SYSTEMS INC
filed 2015-08-03
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

There were 37,343,567 shares of common stock, $0.01 par value, outstanding at July 27, 2015.

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	June 30, 2015	December 31, 2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,916	$54,226
Trade accounts receivable, less allowance for doubtful accounts of $2,646 and $3,986, respectively	148,158	117,854
Prepaid expenses	15,364	12,934
Income taxes receivable	12,159	9,437
Deferred income taxes	11,895	4,625
Other current assets	649	71
Total Current Assets	207,141	199,147
LONG-TERM ASSETS:
Property and equipment, net	78,910	70,579
Internally developed software, net	15,134	14,713
Goodwill	478,970	404,187
Other intangibles, net	55,795	29,605
Other long-term assets	18,421	20,021
Total Long-term Assets	647,230	539,105
Total Assets	$854,371	$738,252
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,627	$18,548
Current maturities of long-term obligations	13,967	10,959
Accrued compensation	23,248	18,673
Customer deposits	4,849	2,534
Deferred revenue	4,419	2,276
Dividends payable	3,459	3,376
Other accrued expenses	10,278	7,988
Total Current Liabilities	83,847	64,354
LONG-TERM LIABILITIES:
Deferred income taxes	37,568	34,650
Other long-term liabilities	13,431	11,789
Long-term obligations (excluding current maturities)	396,685	302,522
Total Long-term Liabilities	447,684	348,961
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Participating preferred stock, series A—$1 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; authorized 100,000,000 shares; issued and outstanding June 30, 2015— 40,835,651 and 37,343,130 shares, respectively; issued and outstanding December 31, 2014—40,835,651 and 36,680,469 shares, respectively	408	408
Additional paid-in capital	293,347	294,054
Accumulated other comprehensive loss	(4,937)	(4,362)
Retained earnings	80,170	88,391
Treasury stock, at cost— 3,492,521 shares and 4,155,182 shares, respectively	(46,148)	(53,554)
Total Equity	322,840	324,937
Total Liabilities and Equity	$854,371	$738,252

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Operating revenue	$130,557	$115,451	$238,312	$231,671
Reimbursable expenses	7,453	9,605	18,726	16,656
Total Revenue	138,010	125,056	257,038	248,327

OPERATING EXPENSE:
Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	67,901	57,533	118,930	115,168
Reimbursable expenses	7,290	9,434	17,794	16,237
Selling, general and administrative expense	44,773	46,374	83,837	90,538
Depreciation and software and leasehold amortization	9,498	9,255	18,263	17,955
Amortization of identifiable intangible assets	4,810	3,166	7,495	6,286
Impairment of goodwill and identifiable intangible assets	1,162	—	1,162	—
Fair value adjustment to contingent consideration	(1,201)	—	(1,201)	1,142
Other operating expense, net	2,861	496	2,998	577
Total Operating Expense	137,094	126,258	249,278	247,903

INCOME (LOSS) FROM OPERATIONS	916	(1,202)	7,760	424

INTEREST EXPENSE (INCOME):
Interest expense	5,480	3,852	9,709	8,729
Interest income	(1)	(9)	(5)	(13)
Net Interest Expense	5,479	3,843	9,704	8,716

LOSS BEFORE INCOME TAXES	(4,563)	(5,045)	(1,944)	(8,292)

BENEFIT FROM INCOME TAXES	(1,322)	(1,626)	(436)	(2,575)

NET LOSS	$(3,241)	$(3,419)	$(1,508)	$(5,717)

NET LOSS PER COMMON SHARE INFORMATION:
Basic	$(0.09)	$(0.10)	$(0.04)	$(0.16)
Diluted	$(0.09)	$(0.10)	$(0.04)	$(0.16)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	36,536	35,365	36,409	35,115
Diluted	36,536	35,365	36,409	35,115

Cash dividends declared per share of common stock	$0.09	$0.09	$0.18	$0.18

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET LOSS	$(3,241)	$(3,419)	$(1,508)	$(5,717)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of $0 tax in all periods	2,308	768	(27)	1,055
Unrealized gains (losses) on derivatives, net of tax expense (benefit) of $107, $(603), $(332), and $(603), respectively	148	(792)	(548)	(810)
COMPREHENSIVE LOSS	$(785)	$(3,443)	$(2,083)	$(5,472)

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCL(1)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2014	40,836	(4,155)	$408	$294,054	$(4,362)	$88,391	$(53,554)	$324,937
Net loss	—	—	—	—	—	(1,508)	—	(1,508)
Foreign currency translation adjustment	—	—	—	—	(27)	—	—	(27)
Unrealized losses on cash flow hedges	—	—	—	—	(548)	—	—	(548)
Tax benefit from share-based compensation	—	—	—	297	—	—	—	297
Restricted common stock issued under share-based compensation plans	—	770	—	(4,560)	—	—	9,941	5,381
Stock option exercises	—	112	—	(136)	—	—	1,482	1,346
Common stock repurchased under share-based compensation plans	—	(220)	—	—	—	—	(4,017)	(4,017)
Dividends declared ($0.18 per share)	—	—	—	—	—	(6,713)	—	(6,713)
Share-based compensation expense	—	—	—	3,692	—	—	—	3,692
Balance at June 30, 2015	40,836	(3,493)	$408	$293,347	$(4,937)	$80,170	$(46,148)	$322,840

Balance at December 31, 2013	40,299	(5,307)	$403	$291,414	$(541)	$102,754	$(68,016)	$326,014
Net loss	—	—	—	—	—	(5,717)	—	(5,717)
Foreign currency translation adjustment	—	—	—	—	1,055	—	—	1,055
Unrealized losses on cash flow hedges	—	—	—	—	(810)	—	—	(810)
Tax deficiency from share-based compensation	—	—	—	(787)	—	—	—	(787)
Restricted common stock issued under share-based compensation plans	532	—	5	3,001	—	—	—	3,006
Stock option exercises	—	628	—	(1,294)	—	—	8,091	6,797
Common stock repurchased under share-based compensation plans	—	(252)	—	—	—	—	(3,627)	(3,627)
Dividends declared ($0.18 per share)	—	—	—	—	—	(6,430)	—	(6,430)
Share-based compensation expense	—	—	—	3,422	—	—	—	3,422
Balance at June 30, 2014	40,831	(4,931)	$408	$295,756	$(296)	$90,607	$(63,552)	$322,923

(1)                                 AOCL—Accumulated Other Comprehensive Loss

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2015	2014

NET CASH PROVIDED BY OPERATING ACTIVITIES	$27,931	$18,770

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for business acquisitions, net of cash acquired	(123,649)	(302)
Purchase of property and equipment	(11,710)	(19,417)
Internally developed software costs	(4,620)	(3,114)
Cash proceeds from sale of assets	108	209
Net cash used in investing activities	(139,871)	(22,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(1,644)	(837)
Proceeds from borrowings of long-term debt	75,000	—
Repayment of long-term debt and other long-term obligations	(5,357)	(4,285)
Proceeds from revolver borrowings	23,000	—
Repayment of revolver borrowings	(5,000)	—
Payment of acquisition-related liabilities	(29)	(4,957)
Excess tax benefit related to share-based compensation	390	176
Common stock repurchases	(4,017)	(3,627)
Cash dividends paid	(6,629)	(6,334)
Proceeds from exercise of stock options	1,128	6,802
Net cash provided by (used in) financing activities	76,842	(13,062)

Effect of exchange rate changes on cash	(212)	1,570

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,310)	(15,346)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	54,226	40,336
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,916	$24,990

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,718	$7,047
Cash (recovered) paid for income taxes, net	(1,643)	6,088
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable	$1,651	$2,750
Capital expenditures funded by capital lease borrowings	1,583	431
Capital leases assumed	9,061	—
Dividends declared	3,420	3,239
Acquisition-related liabilities	—	976

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: ACCOUNTING POLICIES, INTERIM FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of Epiq Systems, Inc. (“Epiq,” “we,” “our,” “us” or the “Company”) included herein have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Condensed Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2014 (“2014 Form 10-K”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.

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

In the opinion of the management of Epiq, the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Appropriate reclassifications have been recorded in preparing the Condensed Consolidated Financial Statements.

The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results expected for other interim periods or for the full year ending December 31, 2015.

NOTE 2: ACQUISITIONS

On April 30, 2015, Epiq and two of its wholly-owned subsidiaries completed the acquisition of all of the capital stock of Iris Data Services, Inc., a Texas corporation (“Iris”) pursuant to a Stock Purchase Agreement, dated April 7, 2015 (the “Purchase Agreement”).

Under the terms of the Purchase Agreement, the aggregate purchase consideration was $133.8 million (the “Purchase Consideration”), consisting of $124.7 million in cash consideration (“Cash Consideration”) and $9.1 million of assumed capital lease obligations of the seller. The Cash Consideration was funded with existing cash and borrowings under our Credit Agreement. Of the Cash Consideration, $68.6 million was paid to the seller, and $55.2 million was distributed by Iris to participants in the Amended and Restated Iris Data Services, Inc. Participation Plan (the “Plan”), in accordance with the terms of the Plan and the Purchase Agreement. The remaining Cash Consideration of $0.9 million, consisting of $0.7 million due to the Plan and $0.2 million related to a post-closing working capital settlement is accrued as of June 30, 2015 and included in “Other accrued expenses” in the Condensed Consolidated Balance Sheets. The distributions to the Plan are expected to result in post-closing tax benefits to Epiq of approximately $23.0 million. In addition, of the Cash Consideration, approximately $13.0 million was placed in escrow for fifteen months after the closing as security for potential future indemnification claims.

Iris is a leading provider of managed services for the legal profession including electronic discovery and document review. The Iris acquisition significantly accelerates Epiq’s strategic plan to offer managed services solutions to its existing global client base, while bringing Epiq’s eDiscovery and document review resources to a new client base.

The results of operations of Iris have been included in Epiq’s Condensed Consolidated Statement of Operations subsequent to the April 30, 2015 acquisition date. Revenue and net loss of $7.7 million and $1.4 million, respectively, were included in both the three and six month periods ended June 30, 2015.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The Purchase Consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. This allocation resulted in goodwill of $74.9 million, all of which has been assigned to Epiq’s Technology segment. The recognized goodwill is primarily attributable to expected long-term growth in Iris’s operating results. Approximately $5.3 million of the goodwill is deductible for income tax purposes. The initial accounting for the acquisition of Iris is currently incomplete. We are in the process of obtaining information relative to the fair value of certain working capital accounts, including the estimated income tax receivable, deferred income taxes and the valuation of the acquired intangible assets. The valuations will consist of appraisal reports, discounted cash flow analyses, or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed. A majority of the deferred income taxes recognized as a component of the purchase price allocation is a result of the difference between the book and tax basis of the amortizable intangible assets recognized. The amount allocated to the deferred income tax liability is subject to change as a result of the final allocation of the purchase price to amortizable intangibles and property and equipment.

(in thousands)
Cash and cash equivalents	$197
Accounts receivable	15,623
Income tax receivable	1,033
Other current assets	1,484
Deferred income tax assets	21,041
Property and equipment	10,642
Other long-term assets	246
Intangible assets	34,694
Goodwill	74,852
Total assets acquired	159,812

Accounts payable	4,407
Accrued liabilities	4,868
Deferred revenue	1,580
Deferred income tax liabilities	15,149
Capital lease obligations	9,061
Total liabilities assumed	35,065

Net assets acquired	$124,747

The fair values of intangible assets acquired have been initially estimated by utilizing a discounted cash flow approach, with the assistance of an independent appraisal firm. The intangible assets acquired as part of the Iris acquisition are being amortized over their expected estimated economic benefit period, and the preliminary fair values consist of the following:

	Fair Value	Useful Life
Customer relationships	$15,400	8 years
Technology	8,400	3 years
Trade name	7,000	10 years
Non-compete agreements	3,894	2 – 5 years
Total	$34,694

Pro Forma Results of Operations

The following table presents the unaudited pro forma combined results of operations of Epiq and Iris for the three and six months ended June 30, 2015 and 2014, after giving effect to certain pro forma adjustments including: (i) amortization of acquired intangible assets, (ii) the impact of acquisition-related expenses, and (iii) interest expense adjustment for historical long-term debt of Iris that was repaid and interest expense on additional borrowings by Epiq to fund the acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Total revenues	$142,345	$137,034	$274,260	$267,530
Net loss	$(1,687)	$(4,071)	$(1,348)	$(10,432)

Acquisition-related expenses were $2.3 million and $2.4 million for the three and six months ended June 30, 2015, respectively, and, are included in “Other operating expense” in the Condensed Consolidated Statement of Operations. Debt financing costs associated with the Iris acquisition were $1.0 million for both the three and six months ended June 30, 2015. Approximately $0.3 million of the debt financing costs were capitalized and included in “Other long-term assets” in the Condensed Consolidated Balance Sheets. The remaining $0.7 million of costs were expensed and included in “Interest expense” in the Condensed Consolidated Statements of Operations.

The unaudited pro forma financial results assume that the Iris acquisition occurred on January 1, 2014, and are not necessarily indicative of the actual results that would have occurred had those transactions been completed on that date. Furthermore, they do not reflect the impacts of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma financial results are not necessarily indicative of the future results to be expected for the consolidated operations.

NOTE 3:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the six months ended June 30, 2015 was as follows:

	Technology Segment	Bankruptcy and Settlement Administration Segment	Total
	(in thousands)
Balance as of December 31, 2014	$189,071	$215,116	$404,187
Acquisitions	74,852	—	74,852
Impairment	—	(153)	(153)
Foreign currency translation	84	—	84
Balance as of June 30, 2015	$264,007	$214,963	$478,970

The change in the carrying amount of identifiable intangible assets, net for the six months ended June 30, 2015 was as follows:

	Customer Relationships	Trade Names	Acquired Technology	Non-compete Agreements	Total
	(in thousands)
Balance at December 31, 2014	$23,672	$3,279	$1,056	$1,598	$29,605
Acquisitions	15,400	7,000	8,400	3,894	34,694
Impairment	—	—	(1,009)	—	(1,009)
Amortization	(4,991)	(650)	(998)	(856)	(7,495)
Balance at June 30, 2015	$34,081	$9,629	$7,449	$4,636	$55,795

The following table outlines the estimated future amortization expense related to intangible assets at June 30, 2015:

Year Ending December 31,	(in thousands)
2015 (From July 1, 2015 to December 31, 2015)	10,852
2016	14,870
2017	10,586
2018	6,817
2019	5,154
Thereafter	7,516
Total	$55,795

Impairment of goodwill and identifiable intangible assets

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

Identifiable intangible assets, resulting from various business acquisitions, consist of customer relationships, agreements not to compete, technology, and trade names. We amortize the identifiable intangible assets over their estimated economic benefit period, generally from two to ten years. These definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable. If we were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset’s remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life.

As described in Note 7 to the Condensed Consolidated Financial Statements, we recorded a non-cash gain of $1.2 million related to an adjustment to the fair value of the Minus —10 Software, LLC (“Minus 10”) contingent consideration obligation. The fair value adjustment was based on actual operating results through June 30, 2015 together with an assessment as to the likelihood of Minus 10 to achieve the revenue and earnings growth targets required to earn additional contingent purchase consideration.  In addition, as we plan to exit this business during the second half of 2015, we adjusted the carrying value of goodwill and acquired intangible assets related to Minus 10 to zero, resulting in a non-cash impairment charge of $1.2 million. The net assets and operating results of Minus 10 are included in the Bankruptcy and Settlement Administration segment and are immaterial to the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014.

NOTE 4: LONG-TERM OBLIGATIONS

The following is a summary of long-term obligations outstanding (dollars in thousands):

	Final Maturity Date	Weighted- Average Interest Rate (1)	June 30, 2015	December 31, 2014
Senior secured term loan	August 2020	4.50%	$369,038	$296,250
Senior secured revolving loan	August 2018	3.94%	18,000	—
Capital leases	May 2020	4.50%	12,953	3,177
Notes payable	September 2017	2.20%	10,618	12,895
Acquisition-related liabilities	n/a	n/a	43	1,159
Total long-term obligations, including current portion			410,652	313,481
Current maturities of long-term obligations
Senior secured term loan			(3,650)	(3,574)
Capital leases			(5,618)	(2,749)
Notes payable			(4,656)	(4,593)
Acquisition-related liabilities			(43)	(43)
Total Current maturities of long-term obligations			(13,967)	(10,959)
Total Long-term obligations			$396,685	$302,522

(1)         Weighted average interest rate as of June 30, 2015.

Credit Agreement

As of June 30, 2015, we have a $475 million senior secured credit facility consisting of a $100 million senior revolving loan commitment, maturing in August 2018, and a $375 million senior secured term loan, maturing in August 2020 (the “Credit Agreement”).

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

On April 30, 2015, we entered into the Third Amendment to the Credit Agreement (the “Third Amendment”), which increased the borrowings outstanding under the senior secured term loan by an aggregate principal amount of $75 million. The Third Amendment provides for repayment of borrowings outstanding under the senior secured term loan in 21 quarterly payments of principal of $0.9 million, commencing on June 30, 2015, with the remaining principal balance of the term loan due upon the maturity date in August 2020.

As of June 30 2015, we had $0.9 million in letters of credit outstanding that reduce the available borrowing capacity under the senior revolving loan.

The following table summarizes maturities of long-term obligations as of June 30, 2015, that have materially changed from those disclosed in Note 5 to the consolidated financial statements included in our 2014 Form 10-K.

(in thousands)

	Credit	Capital
Year Ending December 31,	Agreement	Leases
2015 (From July 1, 2015 to December 31, 2015)	$1,825	$4,312
2016	3,650	3,037
2017	3,650	2,630
2018	21,650	1,746
2019	3,650	964
Thereafter	352,613	264
Total	$387,038	$12,953

NOTE 5: EQUITY

Share Repurchases

We have a policy that requires us to repurchase shares of our common stock to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options and, at the participant’s election, shares of common stock surrendered to the Company for satisfaction of the exercise price of stock options.

During the six months ended June 30, 2015 and 2014 we repurchased 219,737 shares of common stock for $4.0 million and 251,675 shares of common stock for $3.6 million, respectively. Additionally, during the six months ended June 30, 2015, 1,889 shares of common stock were surrendered to us to satisfy the exercise price of stock options.

Dividends

On April 23, 2015, the Board of Directors (the “Board”) of Epiq declared a cash dividend of $0.09 per outstanding share of common stock payable on August 3, 2015 to shareholders of record as of the close of business on May 26, 2015.  The aggregate amount of the dividends declared for the three and six months ended June 30, 2015 was $3.3 million and $6.7 million, respectively.

Shareholder Rights Agreement and Rights Dividend

On September 18, 2014, we entered into a Rights Agreement (the “Rights Agreement”) pursuant to which the Board declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend was paid on September 29, 2014, to holders of record as of the close of business on that date. The Rights will initially trade with, and will be inseparable from, the common stock. Each Right will allow its holder to receive from the Company one one-thousandth of a preferred share for $40.00 (or, in certain circumstances, alternative consideration which may include cash, property or other securities of the Company), subject to adjustment in accordance with the terms of the Rights Agreement, once the Rights become exercisable. This fraction of a preferred share will give the shareholder approximately the same dividend, voting, and liquidation rights as would one share of common stock.

Subject to certain exceptions, the Rights will separate from the common stock and become exercisable at the earlier to occur of the following dates (or such later date as the Board may determine under certain circumstances): (i) the tenth business day after the date of a public announcement, or public announcement of facts indicating, that a person or group has become a beneficial owner of 10% or more of the Company’s outstanding common stock; or (ii) the tenth business day after the date that any person or group commences or announces an intention to commence a tender or exchange offer that, if consummated, would result in that person or group becoming beneficial owner of 10% or more of the Company’s outstanding common stock. The Board may redeem the Rights for $0.001 per Right at any time prior to such time as any person or group triggers the Rights. The Rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company. On April 23, 2015, the Board amended the Rights Agreement to extend the expiration of the Rights from May 15, 2015 to July 7, 2015. On July 7, 2015, all Rights issued under the Rights Agreement expired and are no longer outstanding.

Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net, is displayed as a separate component of Stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The following table presents the changes in the after-tax balances of each component of Accumulated other comprehensive loss, net for the six months ended June 30, 2015 and 2014 (in thousands):

	Foreign Currency Translation	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(2,952)	$(1,410)	$(4,362)
Other comprehensive loss	(27)	(548)	(575)
Balance at June 30, 2015	$(2,979)	$(1,958)	$(4,937)

Balance at December 31, 2013	$(541)	$—	$(541)
Other comprehensive income (loss)	1,055	(810)	245
Balance at June 30, 2014	$514	$(810)	$(296)

There were no reclassifications of amounts from Accumulated other comprehensive loss into the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2015 and 2014.

NOTE 6: EARNINGS PER SHARE

Basic earnings per common share is computed on the basis of weighted-average outstanding shares of common stock. Diluted earnings per common share is computed on the basis of basic weighted-average outstanding common shares adjusted for the dilutive effect, if any, of dilutive securities which included outstanding stock options and nonvested restricted stock awards.

The following table summarizes basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(3,241)	$(3,419)	$(1,508)	$(5,717)

Weighted-average common shares outstanding:
Basic common shares	36,536	35,365	36,409	35,115
Effect of dilutive securities	—	—	—	—
Diluted common shares	36,536	35,365	36,409	35,115
Net loss per common share:
Basic net loss per common share	$(0.09)	$(0.10)	$(0.04)	$(0.16)
Diluted net loss per common share	$(0.09)	$(0.10)	$(0.04)	$(0.16)

Potentially dilutive shares excluded from the calculation:
Stock options excluded as their inclusion would be anti-dilutive	272	2,280	208	1,992

NOTE 7: FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value, in thousands, measured on a recurring basis as of June 30, 2015 and December 31, 2014 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

		Fair Value Measurements
	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2015:
Liabilities:
Interest rate swap	$3,332	$—	$3,332	$—

December 31, 2014:
Assets:
Interest rate cap	$1	$—	$1	$—

Liabilities:
Interest rate swap	$2,451	$—	$2,451	$—
Acquisition-related contingent consideration	1,116	—	—	1,116
Total Liabilities	$3,567	$—	$2,451	$1,116

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

Acquisition-related contingent consideration

Minus 10

In connection with our April 2014 acquisition of Minus 10, we established a contingent consideration liability that is considered to be a Level 3 liability. The fair value of the Minus 10 contingent consideration is based on management’s estimate of projected revenues and profit contributions over the measurement period (from April 2014 to December 2020) and an applied discount rate of 25% which is reflective of the inherent risk attributable to this new product line given its status as an early-stage venture. Such unobservable inputs include financial forecasts prepared by management which include estimates of future cash flows, projected revenues and profit contributions, and discount rates. As of the date of acquisition we estimated the original fair value of the contingent consideration to be approximately $0.9 million. During the remainder of fiscal 2014 and the first two quarters of 2015, we recorded interest accretion expense on the contingent consideration obligation of $0.1 million in both periods. We are required to reassess the fair value of the contingent consideration at each reporting period.  At June 30, 2015, we remeasured the fair value of the contingent consideration using actual operating results through June 30, 2015 and our revised forecasted operating results for Minus 10 for the remainder of the measurement period. As a result of this remeasurement, the fair value of the contingent consideration was reduced to zero, resulting in a non-cash gain of $1.2 million that is included in “Fair value adjustment to contingent consideration” in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015.

De Novo Legal LLC

In December 2011, Epiq acquired De Novo Legal LLC and its affiliated companies (“De Novo Legal”).  In connection with the acquisition, certain contingent consideration was payable to the De Novo sellers relative to the January 1, 2013 to December 31, 2013 measurement period (the “Earn-out period”).  In the first quarter of 2014, the sellers disputed our calculation of the earn-out amount and alleged that the performance measure was higher, thereby triggering the next tier of contingent consideration. Epiq and the sellers participated in a dispute resolution process as specified under the acquisition agreement and in April 2014 agreed to settle this matter for a cash payment to the sellers of $1.5 million which was paid to the sellers in April 2014.  As a result, we recorded a total adjustment of $1.5 million to the contingent consideration obligation during the six months ended June 30, 2014, of which $1.1 million is included in “Fair value adjustment to contingent consideration” and $0.4 million is included in “Selling, general and administrative expense” in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2014.  There are no further payments remaining under the contingent consideration obligation with respect to De Novo Legal.

The following table represents the change in the acquisition-related contingent consideration obligation during the six months ended June 30, 2015 and 2014 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2015	2014
Beginning balance January 1	$1,116	$2,580
Present value accretion	103	59
Payments	(18)	(3,722)
Fair value related adjustments	(1,201)	2,075
Ending balance June 30	$—	$992

Nonrecurring Fair Value Measurements

During the three and six months ended June 30, 2015, we recorded $1.2 million of non-cash impairment expense related to Minus 10 goodwill and intangible assets. See Note 3 to the Condensed Consolidated Financial Statements for additional information related to the non-cash impairment expense.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, short-term investments, receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. As of June 30, 2015 and December 31, 2014, the amounts outstanding under both our credit facility and notes payable approximated fair value due to the borrowing rates currently available to us for debt with similar terms and are classified as Level 2.

NOTE 8: INCOME TAXES

The locations where we generate income (or loss) before income taxes have a significant effect on our consolidated effective tax rate. We estimate that our 2015 pretax  income (or loss) earned in the United States will be subject to an approximate 42.0% combined statutory federal and state tax rate. Our foreign-sourced pretax income (or loss), which is earned primarily in the United Kingdom, will be subject to a statutory rate of approximately 21.0%. The amount of income (or loss) generated in the U.S. and foreign jurisdictions causes our consolidated tax rate to fluctuate due to the different statutory rates in the locations where we operate. As a result of foreign income earned, our consolidated effective tax rate for the three and six months ended June 30, 2015 and 2014 was lower than the U.S. federal statutory rate.

NOTE 9: SHARE-BASED COMPENSATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Direct cost of services	$1,288	$28	$1,377	$47
Selling, general and administrative expense	4,017	709	5,549	4,229
Share-based compensation expense	5,305	737	6,926	4,276
Income tax benefit	(2,196)	(321)	(2,867)	(1,860)
Total share-based compensation expense, net of tax	$3,109	$416	$4,059	$2,416

Included in pretax share-based compensation expense for the three and six months ended June 30, 2015, is $3.1 million and $4.1 million of expense, respectively, related to executive officer and employee incentive compensation awards. The accrual is recorded in “Accrued compensation” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2015.

Nonvested Share Awards

During the six months ended June 30, 2015, we granted an aggregate of 340,000 shares of performance-based restricted stock awards (“2015 Performance RSAs”) to executive officers and senior management of the Company, with a weighted-average grant date fair value of $18.17 per share. The vesting of the executive officer 2015 Performance RSAs requires certification by the compensation committee of the Board (the “Compensation Committee”) of the achievement of certain company financial performance criteria for the calendar year ending December 31, 2015. If achievement is certified by the Compensation Committee, the 2015 Performance RSAs will vest over the service period, which generally ranges from one to three years from the grant date. The vesting of the 2015 Performance RSAs is contingent upon continued employment by the participant through vesting date. As of June 30, 2015, we have assessed the likelihood that the performance criteria related to the 2015 Performance RSAs will be met and accordingly have recorded the related expense based on the estimated outcome.

Additionally, during the six months ended June 30, 2015, we granted an aggregate of 150,000 shares of service-based restricted stock awards (“Service RSAs”), with a weighted-average grant date fair value of $17.01 per share. The Service RSAs have vesting periods of one to three years from the grant date.

On January 28, 2014, we granted an aggregate of 225,000 shares of performance-based restricted stock awards (“2014 Performance RSAs”) to executive officers of the Company, with a weighted-average grant date fair value of $15.02. On February 20, 2015, the Compensation Committee certified that the performance condition was achieved and the 2014 Performance RSAs vested as of that date.

On February 20, 2015, the Committee approved the grant of 314,869 shares of fully vested common stock, with a weighted-average grant date fair value of $18.28, as payment of 2014 annual incentive compensation to executive officers and employees, which was accrued as a liability and included in “Accrued compensation” on the Condensed Consolidated Balance Sheet as of December 31, 2014.

Stock Options

During the three months ended June 30, 2015, we granted an aggregate of 175,000 stock options, with a weighted-average exercise price of $17.77. The following table presents the weighted-average assumptions used and the weighted-average fair value per option granted. No stock options were granted during the first quarter of 2015.

Three Months Ended June 30, 2015
Expected life of stock option in years	7
Expected volatility	37%
Risk-free interest rate	1.85%
Dividend yield	2.3%
Weighted average grant-date fair value	$5.57

Stock options exercised during the six months ended June 30, 2015 were 114,418 and had an intrinsic value $0.6 million on the date of exercise. Proceeds from stock options exercised were $1.3 million during the six months ended June 30, 2015 and include $0.2 million of proceeds accrued in “Other current assets” in the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2015, 1,899 shares of common stock were surrendered to Epiq to satisfy the exercise price of stock options and are included in “Stock option exercises” in the Condensed Consolidated Statements of Changes in Equity. Tax benefits from stock options exercised were $1.7 million during the six months ended June 30, 2015.

As of June 30, 2015, unrecognized compensation cost related to nonvested share-based awards and stock options was $10.0 million and $2.2 million, respectively, which will be recognized over a weighted-average period of approximately 2.2 years and 2.8 years, respectively.

As of June 30, 2015, there are 634,699 remaining shares available for issuance under the amended and restated Epiq Systems, Inc. 2004 Equity Incentive Plan.

NOTE 10: SEGMENT REPORTING

We report our financial performance based on the following two reportable segments: the Technology segment and the Bankruptcy and Settlement Administration segment.

Our Technology segment provides eDiscovery managed services and technology solutions comprised of consulting, collections and forensics, processing, search and review, and document review to companies and law firms. Produced documents are made available primarily through a hosted environment utilizing our proprietary software and third-party software which allows for efficient attorney review and data requests. Our Bankruptcy and Settlement Administration segment provides managed services and technology solutions that address the needs of our customers with respect to litigation, claims and project administration, compliance matters, controlled disbursements, corporate restructuring, bankruptcy and class action proceedings.

On April 30, 2015, we acquired Iris, a leading provider of managed services for the legal profession including electronic discovery and document review. Iris significantly accelerates Epiq’s strategic plan to offer managed services solutions to its existing global client base, while bringing Epiq’s eDiscovery and document review resources to a new client base. The financial information of Iris is included in the Technology segment.

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

Following is a summary of segment information for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30, 2015
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$93,159	$37,398	$—	$130,557
Intersegment revenue	168	—	(168)	—
Operating revenues including intersegment revenue	93,327	37,398	(168)	130,557
Reimbursable expenses	309	7,144	—	7,453
Total revenue	93,636	44,542	(168)	138,010
Direct costs, selling, general and administrative expenses	69,594	35,065	(168)	104,491
Segment performance measure	$24,042	$9,477	$—	$33,519
As a percentage of segment operating revenue	26%	25%		26%

	Three Months Ended June 30, 2014
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$78,523	$36,928	$—	$115,451
Intersegment revenue	258	—	(258)	—
Operating revenues including intersegment revenue	78,781	36,928	(258)	115,451
Reimbursable expenses	850	8,755	—	9,605
Total revenue	79,631	45,683	(258)	125,056
Direct costs, selling, general and administrative expenses	59,094	31,780	(258)	90,616
Segment performance measure	$20,537	$13,903	$—	$34,440
As a percentage of segment operating revenue	26%	38%		30%

Following is a reconciliation of our segment performance measure to consolidated loss before income taxes for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014
Segment performance measure	$33,519	$34,440
Unallocated corporate expenses	(10,168)	(21,988)
Share-based compensation expense	(5,305)	(737)
Depreciation and software and leasehold amortization	(9,498)	(9,255)
Amortization of identifiable intangible assets	(4,810)	(3,166)
Impairment of goodwill and identifiable intangible assets	(1,162)	—
Fair value adjustment to contingent consideration	1,201	—
Other operating expense	(2,861)	(496)
Income (loss) from operations	916	(1,202)
Interest expense, net	(5,479)	(3,843)
Loss before income taxes	$(4,563)	$(5,045)

Following is a summary of segment information for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30, 2015
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$163,182	$75,130	$—	$238,312
Intersegment revenue	1,107	—	(1,107)	—
Operating revenues including intersegment revenue	164,289	75,130	(1,107)	238,312
Reimbursable expenses	622	18,104	—	18,726
Total revenue	164,911	93,234	(1,107)	257,038
Direct costs, selling, general and administrative expenses	122,660	71,053	(1,107)	192,606
Segment performance measure	$42,251	$22,181	$—	$64,432
As a percentage of segment operating revenue	26%	30%		27%

	Six Months Ended June 30, 2014
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$159,692	$71,979	$—	$231,671
Intersegment revenue	438	—	(438)	—
Operating revenues including intersegment revenue	160,130	71,979	(438)	231,671
Reimbursable expenses	1,957	14,699	—	16,656
Total revenue	162,087	86,678	(438)	248,327
Direct costs, selling, general and administrative expenses	119,252	60,824	(438)	179,638
Segment performance measure	$42,835	$25,854	$—	$68,689
As a percentage of segment operating revenue	27%	36%		30%

Following is a reconciliation of our segment performance measure to consolidated loss before income taxes for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Segment performance measure	$64,432	$68,689
Unallocated corporate expenses	(21,029)	(38,029)
Share-based compensation expense	(6,926)	(4,276)
Depreciation and software and leasehold amortization	(18,263)	(17,955)
Amortization of identifiable intangible assets	(7,495)	(6,286)
Impairment of goodwill and identifiable intangible assets	(1,162)	—
Fair value adjustment to contingent consideration	1,201	(1,142)
Other operating expense	(2,998)	(577)
Income from operations	7,760	424
Interest expense, net	(9,704)	(8,716)
Loss before income taxes	$(1,944)	$(8,292)

Following is revenue, determined by the location providing the services, by geographical area for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total Revenue
United States	$117,865	$109,862	$219,533	$220,054
United Kingdom	16,289	12,415	29,979	23,747
Other countries	3,856	2,779	7,526	4,526
Total revenue	$138,010	$125,056	$257,038	$248,327

Following are assets by segment (in thousands):

	June 30, 2015	December 31, 2014
Total Assets
Technology	$513,699	$342,596
Bankruptcy and Settlement Administration	266,586	286,889
Corporate and unallocated	74,086	108,767
Total assets	$854,371	$738,252

Following are long-lived assets, excluding intangible assets, by geographical area (in thousands):

	June 30, 2015	December 31, 2014
Long-lived assets
United States	$87,389	$78,921
Other countries	6,655	6,371
Total long-lived assets	$94,044	$85,292

Following are capital expenditures (including software development costs) by segment for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Capital Expenditures
Technology	$3,642	$4,553	$5,894	$11,110
Bankruptcy and Settlement Administration	392	609	828	1,638
Corporate and unallocated	3,678	6,468	9,608	9,783
Total capital expenditures	$7,712	$11,630	$16,330	$22,531

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below, as well as other portions of this Form 10-Q, contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “projected,” “forecasted,” “may,” “estimated,” “goal,” “objective,” “seeks,” and “potential,” and variations of these words and similar expressions or negatives of these words. These forward-looking statements include, but are not limited to, any projection or expectation of earnings, revenue or other financial items; the plans, strategies and objectives of management for future operations; factors that may affect our operating results; effects of current or future economic conditions or performance; industry trends; expectations regarding the current review process of strategic and financial alternatives; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014 (“2014 Form 10-K”), and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

Financial and Industry Trends

Financial Overview

Our pretax loss for the six months ended June 30, 2015 was $1.9 million, an improvement of $6.4 million compared to the pretax loss of $8.3 million incurred for same period of 2014. Our results for the six months ended June 30, 2015 were impacted by the following:

•                  Decrease in reorganization expenses as compared to the prior year: Reorganization expense decreased by $10.0 million compared to the same period of 2014. The decrease was primarily related to post-employment benefits in connection with executive resignation agreements during the six months ended June 30, 2014.

•                  Decrease in data center consolidation expenses as compared to the prior year: We incurred $3.6 million of expense related to the consolidation of data centers during the six months ended June 30, 2014. Our data center consolidation project was completed during the fourth quarter of 2014.

•                  Incurrence of acquisition related expenses of $2.4 million and increased amortization of identifiable intangible assets expense of $2.1 million resulting from our acquisition of Iris Data Services, Inc. (“Iris”) in April 2015.

•                  Incurrence of strategic and financial review expenses: We incurred $1.7 million of strategic and financial review expenses during the six months ended June 30, 2015. See the section entitled “Strategic and Financial Review” for additional information about the continuing review.

•                  Depreciation and Amortization expense: Depreciation and Amortization expense of $18.3 million and $18.0 million for the six months ended June 30, 2015 and 2014, respectively, reflects the higher level of historical capital expenditures. During fiscal years 2014, 2013 and 2012 our capital expenditures, inclusive of capital leases and notes payable, were $40.9 million, $48.6 million and $22.7 million, respectively. Over the past two fiscal years, we have invested significantly in the expansion of our global data centers and in upgrades to our network infrastructure both in the United States and internationally in order to grow our operating revenue and enhance data security. During 2015, we expect to continue to invest in our operations through capital expenditures and potential acquisition opportunities. Our capital expenditures, inclusive of capital leases for the first half of 2015 were $17.9 million as compared to $23.0 million for the first half of 2014.

•                  Net interest expense: Net interest expense was $9.7 million and $8.7 million for the six months ended June 30, 2015 and 2014, respectively. The increase in net interest expense of $1.0 million for 2015 as compared to the same period of 2014 was primarily due to the higher level of borrowings outstanding under the senior secured term loan and revolving credit facility together with the cost to amend the facility in connection with our acquisition of Iris. In August 2013, we entered into a new Credit Agreement to fund our higher level of capital expenditures during 2013 and 2014, to increase our liquidity and to provide for enhanced financial flexibility to continue to pay cash dividends and to consider acquisition opportunities. The financial covenants in the new Credit Agreement are less restrictive than the ones contained in our former credit facility. Our new Credit Agreement also provides a $200 million uncommitted accordion (the “Accordion”) for access to incremental capital. On April 30, 2015, we amended the new Credit Agreement to utilize $75.0 million of the Accordion increasing the borrowings outstanding under the senior secured term loan by this amount, borrowed $23.0 million under the revolving credit facility and together with cash balances funded our acquisition of Iris as described in Note 2 to the Condensed Consolidated Financial Statements.

Technology Trends

Our Technology segment continues to be a leader in the highly fragmented global eDiscovery market. The growth of our Europe and Asia eDiscovery operations and the growth in our North America Document Review service offering were the two primary drivers of the increase in operating revenue in the Technology segment during 2013 and 2014.

Operating revenue from our Europe and Asia eDiscovery operations increased 28% to $35.4 million for the six months ended June 30, 2015 from $27.7 million for the same period of 2014 due to growth from both new and existing clients. Operating revenue from our North America eDiscovery operations, which includes $7.5 million from the acquisition of Iris, decreased 3% to $127.8 million for the six months ended June 30, 2015 from $132.0 million for the same period of 2014, primarily due to lower document review revenue and reflects continued pricing pressures in our electronically stored information (“ESI”) service offerings. We expect the recent pricing pressures related to our ESI services in North America to continue for the remainder of 2015.

Global ESI solutions continued as the primary Technology segment service offering. For the six months ended June 30, 2015, global ESI operating revenue was $94.7 million as compared to $87.1 million for the six months ended June 30, 2014, while global document review operating revenue was $68.4 million compared to $72.6 million in the same periods, respectively.

The following table summarizes our mix of operating revenue for Technology by geography and service offering:

	Six Months Ended June 30,
	2015		2014
Amounts in thousands	Operating Revenue	% of Total Segment Operating Revenue	Operating Revenue	% of Total Segment Operating Revenue	% Change in Operating Revenue	Change in Mix %
North America:
ESI	$70,650	43%	$67,101	42%	5%	1%
Document review	57,144	35%	64,857	41%	(12)%	(6)%
Total North America	127,794	78%	131,958	83%	(3)%	(5)%
Europe and Asia:
ESI	24,095	15%	20,037	13%	20%	2%
Document review	11,293	7%	7,697	5%	47%	2%
Total Europe and Asia	35,388	22%	27,734	17%	28%	5%
Technology Segment	$163,182	100%	$159,692	100%	2%

Global ESI	$94,745	58%	$87,138	55%	9%	3%
Global Document Review	68,437	42%	72,554	45%	(6)%	(3)%
Technology Segment	$163,182	100%	$159,692	100%	2%

Bankruptcy and Settlement Administration Trends

The operating results of our Bankruptcy and Settlement Administration segment largely depend on the number, size, duration and complexity of bankruptcy filings and of class action, mass tort, federal regulatory actions, data breach and litigation activity within the United States. Operating revenue from bankruptcy services decreased to $37.7 million for the six months ended June 30, 2015 from $41.3 million for the same period of 2014, primarily due to a large Chapter 11 restructuring engagement that commenced in April 2014. Operating revenue from settlement administrative services increased to $37.4 million for the six months ended June 30, 2015 from $30.7 million for the same period of 2014, primarily due to large class action and data breach engagements during the second quarter of 2015. We expect the current decline in bankruptcy filings to continue for the remainder of 2015. We anticipate modest growth in our settlement administration revenues in 2015, driven by an increase in demand for mass tort, federal regulatory action and data breach related services.

See the section “Results of Operations by Segment” below for additional discussion about operating results by segment.

Strategic and Financial Review

On September 18, 2014, the Board of Directors (the “Board”) of Epiq announced that it commenced a process to explore a full range of strategic and financial alternatives, which may include among other things, acquisitions, divestitures, or a going-private or recapitalization transaction, in order to determine a course of action that is in the best interest of all shareholders. In addition to the strategic review, on September 18, 2014, we entered into the Rights Agreement (“Rights Agreement”) pursuant to which the Board declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of our common stock. The dividend was paid on September 29, 2014 to holders of record as of the close of business on that date. The Board adopted the Rights Agreement to protect shareholders from coercive or otherwise unfair takeover tactics during the time the Board considers a full range of strategic and financial alternatives. On April 23, 2015, the Board amended the Rights Agreement to extend the expiration of the Rights from May 15, 2015 to July 7, 2015. On July 7, 2015, all Rights issued under the Rights Agreement expired and are no longer outstanding.

Results of Operations for the Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

The following provides information relevant to understanding our consolidated results of operations. Also see our discussion of segment results in the Results of Operations by Segment section below.

Consolidated Results of Operations

	Three Months Ended June 30,
Amounts in thousands	2015	2014	$ Change Increase / (Decrease)	% Change Increase / (Decrease)
Operating revenue	$130,557	$115,451	$15,106	13%
Reimbursable expenses	7,453	9,605	(2,152)	(22)%
Total Revenue	138,010	125,056	12,954	10%
Direct costs of operating revenue (exclusive of depreciation and amortization shown separately below)	67,901	57,533	10,368	18%
Reimbursable expenses	7,290	9,434	(2,144)	(23)%
Selling, general and administrative expense	44,773	46,374	(1,601)	(3)%
Depreciation and software and leasehold amortization	9,498	9,255	243	3%
Amortization of identifiable intangible assets	4,810	3,166	1,644	52%
Impairment of goodwill and identifiable intangible assets	1,162	—	1,162	100%
Fair value adjustment to contingent consideration	(1,201)	—	(1,201)	(100)%
Other operating expense	2,861	496	2,365	n/m
Total Operating Expense	137,094	126,258	10,836	9%
Income (Loss) From Operations	916	(1,202)	2,118	176%
Interest Expense (Income)
Interest expense	5,480	3,852	1,628	42%
Interest income	(1)	(9)	8	89%
Net Interest Expense	5,479	3,843	1,636	43%
Loss Before Income Taxes	(4,563)	(5,045)	482	10%
Benefit from income taxes	(1,322)	(1,626)	304	19%
Net Loss	$(3,241)	$(3,419)	$178	5%

n/m—not meaningful

Consolidated Revenue

Operating revenue increased $15.1 million, or 13%, to $130.6 million during the three months ended June 30, 2015 from $115.5 million during the three months ended June 30, 2014. This change is composed of an increase of $14.6 million in the Technology segment, including $7.7 million in operating revenue from the acquisition of Iris and an increase of $0.5 million in the Bankruptcy and Settlement Administration segment. Refer to the subsequent Results of Operations by Segment for additional information.

Our total revenue includes reimbursable expenses, such as postage related to notification services. Although reimbursable expenses may fluctuate significantly from period to period, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Consolidated Operating Expense

Direct cost of operating revenue (exclusive of depreciation and amortization expense), increased $10.4 million, or 18%, to $67.9 million during the three months ended June 30, 2015 from $57.5 million during the three months ended June 30, 2014. This was primarily due to an increase of $4.0 million in legal notification and advertising expenses primarily in our settlement administration business, an increase of $2.7 million in production costs, primarily related to software licenses, data center costs and other production costs in our Technology segment and an increase of $3.8 million of direct compensation costs, including an increase of $2.5 million in direct compensation expense related to project-based attorneys and contractor labor in our Technology segment who perform document review services.

Reimbursable expenses decreased $2.1 million, or 23%, during the three months ended June 30, 2015 to $7.3 million from $9.4 million during the three months ended June 30, 2014. This corresponds to the 22% decrease in Reimbursable expenses revenue and is primarily due to lower postage volumes.

Selling, general and administrative expense decreased $1.6 million, or 3%, to $44.8 million during the three months ended June 30, 2015 from $46.4 million during the three months ended June 30, 2014. This decrease was primarily due to a decrease of $8.4 million in post-employment benefits primarily related to an executive resignation agreement recognized during the three months ended June 30, 2014, a decrease of $0.9 million related to data center transition costs and a decrease of $0.7 million in external professional services and litigation expense. These decreases were offset by an increase of $7.4 million in selling, general and administrative employee compensation, including an increase of $2.8 million related to the acquisition of Iris, an increase of $0.6 million related to our strategic and financial review process and an increase of $0.7 million in IT support costs.

Amortization of identifiable intangible assets increased $1.6 million, or 50%, during the three months ended June 30, 2015 to $4.8 million from $3.2 million during the three months ended June 30, 2014. This increase was primarily related to amortization of intangible assets acquired in connection with Iris.

For the three months ended June 30, 2015, there was $1.2 million of expense related to impairment of goodwill and identifiable intangible assets related to Minus —10 Software, LLC (“Minus 10”). See Note 3 to the Condensed Consolidated Financial Statements for additional information.

For the three months ended June 30, 2015, there was $1.2 million of income related to the fair value adjustment to contingent consideration related to the Minus 10 acquisition. See Note 7 to the Condensed Consolidated Financial Statements for additional information.

Other operating expenses increased $2.4 million, or 481%, during the three months ended June 30, 2015 to $2.9 million from $0.5 million during the three months ended June 30, 2014. This increase was primarily related to $2.3 million of acquisition related expenses incurred in connection with the Iris acquisition.

Consolidated Net Interest Expense

Net interest expense increased $1.7 million, or 45%, to $5.5 million for the three months ended June 30, 2015, from $3.8 million for the three months ended a 30, 2014. The increase was primarily due to $0.7 million of fees incurred and expensed in conjunction with the amendment to our Credit Agreement in April 2015 and higher principal amount of debt outstanding during the three months ended June 30, 2015 compared to the same period of 2014 to fund the acquisition of Iris.

Consolidated Income Taxes

Our effective tax rate for the three months ended June 30, 2015 was 29.0 % and 32.2% for the same period of the prior year. The tax benefit rates in both periods are lower than the statutory rate due to the mix of pretax losses earned domestically and pretax income earned in international jurisdictions that have lower income tax rates than the U.S. statutory tax rate.  In addition, our tax benefit rate is lower this quarter as we incurred approximately $0.9 million of nondeductible acquisition costs.

We have a substantial business presence within New York City. On April 13, 2015, New York City passed a comprehensive corporate income tax reform with most changes effective for years 2015 and beyond. In accordance with U.S. GAAP, changes in tax law are recognized in the financial statements in the period of enactment; therefore, the impact of this change was reflected in our consolidated financial statements in the second quarter of 2015. The favorable impact of the enactment of this new law was not material to the consolidated financial statements.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 10 to the Condensed Consolidated Financial Statements. The table below presents operating revenue, direct costs and selling, general and administrative expenses (including reimbursable expenses) and segment performance measure for each of our reportable segments and a reconciliation of the segment performance measure to our consolidated loss before income taxes.

	Three Months Ended June 30,		$ Change Increase	% Change Increase
Amounts in thousands	2015	2014	/(Decrease)	/(Decrease)
Operating revenue
Technology	$93,159	$78,523	$14,636	19%
Bankruptcy and Settlement Administration	37,398	36,928	470	1%
Total operating revenue	$130,557	$115,451	$15,106	13%
Reimbursable expenses
Technology	$309	$850	$(541)	(64)%
Bankruptcy and Settlement Administration	7,144	8,755	(1,611)	(18)%
Total reimbursable expenses	$7,453	$9,605	$(2,152)	(22)%
Direct costs, selling, general and administrative expenses
Technology	$69,594	$59,094	$10,500	18%
Bankruptcy and Settlement Administration	35,065	31,780	3,285	10%
Intercompany eliminations	(168)	(258)	90	35%
Total direct costs, selling, general and administrative expenses	$104,491	$90,616	$13,875	15%
Segment performance measure
Technology	$24,042	$20,537	$3,505	17%
Bankruptcy and Settlement Administration	9,477	13,903	(4,426)	(32)%
Total segment performance measure	$33,519	$34,440	$(921)	(3)%

	Three Months Ended June 30,		$ Change Increase	% Change Increase
Amounts in thousands	2015	2014	/(Decrease)	/(Decrease)
Segment performance measure as a percentage of segment operating revenue
Technology	26%	26%		—%
Bankruptcy and Settlement Administration	25%	38%		(13)%
Total	26%	30%		(4)%
Reconciliation of Segment Performance Measure to Consolidated Loss Before Income Taxes
Segment performance measure	$33,519	$34,440	$(921)	(3)%
Unallocated corporate expenses	(10,168)	(21,988)	11,820	54%
Share-based compensation expense	(5,305)	(737)	(4,568)	n/m
Depreciation and software and leasehold amortization	(9,498)	(9,255)	(243)	(3)%
Amortization of identifiable intangible assets	(4,810)	(3,166)	(1,644)	(52)%
Impairment of goodwill and identifiable intangible assets	(1,162)	—	(1,162)	(100)%
Fair value adjustment to contingent consideration	1,201	—	1,201	100%
Other operating expense	(2,861)	(496)	(2,365)	n/m
Income (loss) from operations	916	(1,202)	2,118	176%
Interest expense, net	(5,479)	(3,843)	(1,636)	(43)%
Loss before income taxes	$(4,563)	$(5,045)	$482	10%

n/m—not meaningful

Technology Segment

Operating revenue increased $14.7 million, or 19%, to $93.2 million during the three months ended June 30, 2015 from $78.5 million during the three months ended June 30, 2014. This was primarily due to $7.7 million of revenue from our April 2015 acquisition of Iris, an increase of $3.6 million in document review revenue in North America and an increase of $4.1 million in Europe and Asia eDiscovery revenues as the result of organic growth in both document review and ESI services, offset by a decrease of $0.7 million in ESI revenues in North America as the result of continued pricing pressures.

Direct costs, selling, general and administrative expenses increased $10.5 million, or 18%, to $69.6 million during the three months ended June 30, 2015 from $59.1 million during the three months ended June 30, 2014. This included an increase in production costs of $3.6 million primarily related to third party software and data center related expenses, Iris and other production costs, an increase of $2.5 million in direct compensation expenses for temporary legal professionals associated with the increase in document review revenue and Iris, an increase of $4.3 million in general and administrative employee compensation primarily related to Iris and an increase of $1.2 million in office-related expenses such as lease expense, maintenance, utilities and supplies. These increases were offset by a decrease of $0.5 million in bad debt expense.

Bankruptcy and Settlement Administration Segment

Operating revenue increased $0.5 million, or 1%, to $37.4 million during the three months ended June 30, 2015 from $36.9 million during the three months ended June 30, 2014. This was primarily due to an increase of $6.7 million in settlement administration revenue driven by the timing of a large class action and data breach engagements that principally began in the second quarter of 2015, offset by a $6.2 million decrease in corporate restructuring revenue caused by a large Chapter 11 engagement that commenced during 2014.

Direct costs, selling, general and administrative expenses increased $3.3 million, or 9%, to $35.1 million during the three months ended June 30, 2015 from $31.8 million during the three months ended June 30, 2014. The increase was primarily the result of an increase of $3.9 million in legal notification and advertising costs, an increase of $1.4 million in direct compensation costs for employees and contractor labor, offset by a decrease of $1.7 million in reimbursed direct costs, primarily consisting of postage costs.

Results of Operations for the Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

The following provides information relevant to understanding our consolidated results of operations. Also see our discussion of segment results in the Results of Operations by Segment section below.

Consolidated Results of Operations

	Six Months Ended June 30,
Amounts in thousands	2015	2014	$ Change Increase / (Decrease)	% Change Increase / (Decrease)
Operating revenue	$238,312	$231,671	$6,641	3%
Reimbursable expenses	18,726	16,656	2,070	12%
Total Revenue	257,038	248,327	8,711	4%
Direct costs of operating revenue (exclusive of depreciation and amortization shown separately below)	118,930	115,168	3,762	3%
Reimbursable expenses	17,794	16,237	1,557	10%
Selling, general and administrative expense	83,837	90,538	(6,701)	(7)%
Depreciation and software and leasehold amortization	18,263	17,955	308	2%
Amortization of identifiable intangible assets	7,495	6,286	1,209	19%
Impairment of goodwill and identifiable intangible assets	1,162	—	1,162	100%
Fair value adjustment to contingent consideration	(1,201)	1,142	(2,343)	n/m
Other operating expense	2,998	577	2,421	n/m
Total Operating Expense	249,278	247,903	1,375	1%
Income From Operations	7,760	424	7,336	n/m
Interest Expense (Income)
Interest expense	9,709	8,729	980	11%
Interest income	(5)	(13)	8	62%
Net Interest Expense	9,704	8,716	988	11%
Loss Before Income Taxes	(1,944)	(8,292)	6,348	77%
Benefit from Income Taxes	(436)	(2,575)	2,139	83%
Net Loss	$(1,508)	$(5,717)	$4,209	74%

n/m—not meaningful

Consolidated Revenue

Operating revenue increased $6.6 million, or 3%, to $238.3 million during the six months ended June 30, 2015 from $231.7 million during the six months ended June 30, 2014. The increase is composed of an increase of $3.4 million in the Technology segment, including $7.7 million in operating revenue from the acquisition of Iris and an increase of $3.2 million in the Bankruptcy and Settlement Administration segment. Refer to the subsequent Results of Operations by Segment for additional information.

Our total revenue includes reimbursable expenses, such as postage related to notification services. Although reimbursable expenses may fluctuate significantly from period to period, these fluctuations have a minimal effect on our income from operations as we realize little or no margin from this revenue.

Consolidated Operating Expense

Direct cost of operating revenue (exclusive of depreciation and amortization expense), increased $3.7 million, or 3%, to $118.9 million during the six months ended June 30, 2015 from $115.2 million during the six months ended June 30, 2014. The increase was primarily due to an increase of $4.3 million in production costs, primarily related to software licenses and data center costs in our Technology segment and an increase of $2.3 million in legal notification and advertising expenses primarily in our settlement administration business, offset by a decrease of $2.1 million of direct compensation costs.

Reimbursable expenses increased $1.6 million, or 10%, during the six months ended June 30, 2015 to $17.8 million from $16.2 million during the six months ended June 30, 2014. This corresponds to the increase in Reimbursable expenses revenue and is primarily due to higher postage volumes.

Selling, general and administrative expense decreased $6.7 million, or 7%, to $83.8 million during the six months ended June 30, 2015 from $90.5 million during the six months ended June 30, 2014. This decrease was primarily due to a decrease of $10.2 million in postemployment benefits primarily related to executive resignation agreements recognized during the six months ended June 30, 2014, a decrease in data center transition costs of $2.5 million, a decrease of $1.8 million in travel and entertainment expense and a decrease of $0.8 million in external professional services and litigation expense. These decreases were offset by an increase of $6.7 million in general and administrative employee compensation, including an increase of $2.8 million related to the acquisition of Iris, an increase of $1.7 million related to our strategic and financial review process and an increase of $1.0 million in IT support costs.

Amortization of identifiable intangible assets increased $1.2 million, or 19%, during the six months ended June 30, 2015 to $7.5 million from $6.3 million during the six months ended June 30, 2014. This increase was primarily related to amortization of intangible assets acquired in connection with Iris.

For the six months ended June 30, 2015, there was $1.2 million of expense related to impairment of goodwill and identifiable intangible assets related to Minus 10. See Note 3 to the Condensed Consolidated Financial Statements for additional information.

For the six months ended June 30, 2015, there was $1.2 million of income related to the fair value adjustment to contingent consideration related to the Minus 10 acquisition. For the six months ended June 30, 2014, there was $1.1 million of expense related to the fair value adjustment to contingent consideration related to the De Novo Legal LLC acquisition. See Note 7 to the Condensed Consolidated Financial Statements for additional information.

Other operating expenses increased $2.4 million, or 400%, during the six months ended June 30, 2015 to $3.0 million from $0.6 million during the six months ended June 30, 2014. This increase was primarily related to $2.4 million of acquisition related expenses incurred in connection with the Iris acquisition.

Consolidated Net Interest Expense

Net interest expense increased $1.0 million, or 11%, to $9.7 million for the six months ended June 30, 2015, from $8.7 million for the six months ended June 30, 2014. The increase was primarily due to higher principal amount of debt outstanding during the six months ended June 30, 2015 compared to the same period of 2014 to fund the acquisition of Iris.

Consolidated Income Taxes

Our effective tax rate for the six months ended June 30, 2015 was 22.4% and 31.1% for the same period of the prior year. The tax benefit rates in both periods are lower than the statutory rate due to the mix of  pretax losses earned domestically and pretax income earned in international jurisdictions that have lower income tax rates than the U.S. statutory tax rate. In addition, our tax benefit rate is lower this period as we incurred approximately $0.9 million of nondeductible acquisition costs.

We have a substantial business presence within New York City. On April 13, 2015, New York City passed comprehensive corporate income tax reform with most changes effective for years 2015 and beyond. In accordance with U.S. GAAP, changes in tax law are recognized in the financial statements in the period of enactment; therefore, the impact of this change was reflected in our consolidated financial statements in the second quarter of 2015. The favorable impact of the enactment of this new law was not material to the consolidated financial statements.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 10 to the Condensed Consolidated Financial Statements. The table below presents operating revenue, direct costs and selling, general and administrative expenses (including reimbursable expenses) and segment performance measure for each of our reportable segments and a reconciliation of the segment performance measure to our consolidated loss before income taxes.

	Six Months Ended June 30,		$ Change Increase	% Change Increase
Amounts in thousands	2015	2014	/(Decrease)	/(Decrease)
Operating revenue
Technology	$163,182	$159,692	$3,490	2%
Bankruptcy and Settlement Administration	75,130	71,979	3,151	4%
Total operating revenue	$238,312	$231,671	$6,641	3%
Reimbursable expenses
Technology	$622	$1,957	$(1,335)	(68)%
Bankruptcy and Settlement Administration	18,104	14,699	3,405	23%
Total reimbursable expenses	$18,726	$16,656	$2,070	12%
Direct costs, selling, general and administrative expenses
Technology	$122,660	$119,252	$3,408	3%
Bankruptcy and Settlement Administration	71,053	60,824	10,229	17%
Intercompany eliminations	(1,107)	(438)	(669)	(153)%
Total direct costs, selling, general and administrative expenses	$192,606	$179,638	$12,968	7%
Segment performance measure
Technology	$42,251	$42,835	$(584)	(1)%
Bankruptcy and Settlement Administration	22,181	25,854	(3,673)	(14)%
Total segment performance measure	$64,432	$68,689	$(4,257)	(6)%

	Six Months Ended June 30,		$ Change Increase	% Change Increase
Amounts in thousands	2015	2014	/(Decrease)	/(Decrease)
Segment performance measure as a percentage of segment operating revenue
Technology	26%	27%		(1)%
Bankruptcy and Settlement Administration	30%	36%		(6)%
Total	27%	30%		(3)%
Reconciliation of Segment Performance Measure to Consolidated Loss Before Income Taxes
Segment performance measure	$64,432	$68,689	$(4,257)	(6)%
Unallocated corporate expenses	(21,029)	(38,029)	17,000	45%
Share-based compensation expense	(6,926)	(4,276)	(2,650)	(62)%
Depreciation and software and leasehold amortization	(18,263)	(17,955)	(308)	(2)%
Amortization of identifiable intangible assets	(7,495)	(6,286)	(1,209)	(19)%
Impairment of goodwill and identifiable intangible assets	(1,162)	—	(1,162)	(100)%
Fair value adjustment to contingent consideration	1,201	(1,142)	2,343	205%
Other operating expense	(2,998)	(577)	(2,421)	n/m
Income from operations	7,760	424	7,336	n/m
Interest expense, net	(9,704)	(8,716)	(988)	(11)%
Loss before income taxes	$(1,944)	$(8,292)	$6,348	77%

n/m—not meaningful

Technology Segment

Operating revenue increased $3.5 million, or 2%, to $163.2 million during the six months ended June 30, 2015 from $159.7 million during the six months ended June 30, 2014. The increase was primarily due to $7.7 million of revenue from our April 2015 acquisition of Iris, an increase of $7.5 million in Europe and Asia eDiscovery revenues as the result of organic growth in both document review and ESI services, offset by a decrease of $11.7 million in ESI and document review revenues in North America as the result of lower document review hours and continued pricing pressures.

Direct costs, selling, general and administrative expenses increased $3.4 million, or 3%, to $122.7 million during the six months ended June 30, 2015 from $119.3 million during the six months ended June 30, 2014. This included an increase in production costs of $5.8 million primarily related to Iris, third party software, data center related expenses and other productions costs and an increase of $5.2 million in general and administrative employee compensation primarily related to Iris. These increases were offset by a decrease of $5.8 million in direct compensation expenses for project-based attorneys and contractor labor associated with the decrease in document review revenue and a decrease of $1.2 million in reimbursed direct costs.

Bankruptcy and Settlement Administration Segment

Operating revenue increased $3.1 million, or 4%, to $75.1 million during the six months ended June 30, 2015 from $72.0 million during the six months ended June 30, 2014. This was primarily due to an increase of $6.7 million in settlement administration revenue driven by the timing of large class action and data breach engagements that principally began in the second quarter of 2015, offset by a decrease in corporate restructuring revenue of $3.5 million caused by a large Chapter 11 engagement that commenced during 2014.

Direct costs, selling, general and administrative expenses increased $10.3 million, or 17%, to $71.1 million during the six months ended June 30, 2015 from $60.8 million during the six months ended June 30, 2014. The increase was primarily the result of an increase of $2.9 million in direct compensation costs for employees and contractor labor, an increase of $2.0 million in legal notification and advertising costs, an increase of $2.7 million in reimbursed direct costs, primarily postage costs and an $2.4 million increase in general and administrative employee compensation.

Liquidity and Capital Resources

Overview

We had $18.9 million in cash and cash equivalents as of June 30, 2015, of which $8.8 million was on deposit with financial institutions outside of the United States. We consider the earnings of our foreign subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. In the event that we decide to repatriate foreign earnings, we would have to adjust the income tax provision in the period when we determine that the earnings will no longer be indefinitely invested outside the United States.

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

Operating Activities

Our operating activities provided net cash of $27.9 million during the six months ended June 30, 2015. Included in net cash provided by operating activities was a net loss of $1.5 million which included $37.5 million of non-cash expenses for net contribution to cash flows of $36.0 million related to net income adjusted to exclude non-cash expenses. Cash provided by operating activities also included a $8.0 million decrease in cash resulting from net changes in operating assets and liabilities, primarily from a $15.0 million increase in accounts receivables due to an increase in sequential quarterly revenue as compared to the prior period, offset by a decrease of $3.4 million in accounts payable and other liabilities and a decrease of $2.3 million in customer deposits. Other operating assets and liabilities increased operating cash flows $1.0 million. Trade accounts receivable fluctuates from period to period depending on the change in revenue and the timing of revenue and collections. Accounts payable fluctuates from period to period depending on the timing of purchases and payments.

Our operating activities provided net cash of $18.8 million during the six months ended June 30, 2014. Included in net cash used by operating activities was a net loss of $5.7 million which included $29.8 million of non-cash expenses for a total contribution to cash flows of $24.3 million related to net income adjusted to exclude non-cash expenses. Cash provided by operating activities also included a $5.5 million net use of cash resulting from changes in operating assets and liabilities, primarily from a $2.4 million decrease in accounts payable and other liabilities, a decrease in income taxes payable of $6.4 million and an increase of $1.8 million in prepaid expenses and other assets. These uses of cash were partially offset by a $6.9 million decrease in trade accounts receivable.

Investing Activities

We used cash of $139.9 million and $22.6 million during the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, we used $123.6 million to fund the acquisition of Iris and $0.3 million to fund the acquisition of Minus 10, respectively. We used $11.7 million and $19.4 million during the six months ended June 30, 2015 and 2014, respectively, to fund purchases of property and equipment, including computer hardware and purchased software licenses primarily for our Technology segment and computer hardware primarily for our network infrastructure. Software development is essential to our continued growth, and we used cash of $4.6 million and $3.1 million during the six months ended June 30, 2015 and 2014, respectively, to fund internal costs related to the development of software.

Financing Activities

During the six months ended June 30, 2015, we had net borrowings of $90.8 million under our Credit Agreement that we incurred primarily to fund the acquisition of Iris and capital expenditures. We also paid $3.1 million of principal payments related to other debt. We paid $1.6 million of debt issuance cost in conjunction with the second and third amendments to our Credit Agreement. We also paid $6.6 million in dividends and used $4.0 million to repurchase shares required to be repurchased by the Company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards. Cash proceeds from the exercise of stock options were $1.1 million.

During the six months ended June 30, 2014 we repaid $1.5 million under the Credit Agreement along with $2.8 million of principal payments related to other debt. We paid $0.8 million of debt issuance cost in conjunction with the first amendment to our Credit Agreement. We also paid $5.0 million of deferred acquisition consideration related to the December 2011 acquisition of De Novo Legal LLC. In addition, we paid $6.3 million in dividends and used $3.6 million to repurchase shares required to be repurchased by the Company to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the net share settlement of certain stock options exercises. Cash proceeds from the exercise of stock options were $6.8 million.

Credit Agreement

In August 2013, we entered into a $400 million senior secured credit facility, which originally consisted of a $100 million senior revolving loan commitment, maturing in August 2018, and a $300 million senior secured term loan, maturing in August 2020 (the “Credit Agreement”). The credit facility is secured by liens on our real property and a significant portion of our personal property.

Our Credit Agreement also provides a $200 million uncommitted Accordion for access to incremental capital. The Accordion rights also include increasing the senior secured term loan from the original $300 million up to $500 million and/or increasing the total capacity under the senior revolving loan commitment from its original $100 million up to a maximum of $200 million with the aggregate total increase in the term loan and revolving loans not to exceed $200 million. On April 30, 2015, we amended the new Credit Agreement to utilize a portion of the Accordion as described below.

Credit Agreement Amendments

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

•                  Third Amendment: On April 30, 2015, we entered into the Third Amendment to the Credit Agreement (the “Third Amendment”) to exercise our right under the $200 million Accordion increasing the borrowings outstanding under the senior secured term loan by an aggregate principal amount of $75 million. As a result of the Third Amendment, we have the right, subject to compliance with the covenants specified in the Credit Agreement, to increase the borrowing capacity under the revolving credit facility by $125 million. The Third Amendment also provides for repayment of borrowings outstanding under the senior secured term loan in 21 quarterly payments of principal of $0.9 million, commencing on June 30, 2015, with the remaining principal balance of the term loan due upon the maturity date in August 2020.

In addition, the Credit Agreement contains certain annual mandatory prepayment terms based on a percentage of excess cash flow. Excess cash flow, as defined in the Credit Agreement consists of Consolidated EBITDA (as defined in the Credit Agreement) adjusted for capital expenditures, changes in working capital, interest paid, income taxes paid, principal payments, dividends and certain acquisition-related obligations. Such annual mandatory prepayments are required when the applicable year end net leverage ratio exceeds 2.75 to 1.00 and any payments reduce proportionately the remaining quarterly principal payments. During the first quarter, we made a $0.6 million excess cash flow payment relating to the period ending December 31, 2014.

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

As of June 30, 2015:

•                  We were in compliance with all financial covenants.

•                  Our outstanding borrowings under the senior secured term loan and senior revolving loan were $369.0 million and $18.0 million, respectively.

•                  We had $0.9 million in letters of credit outstanding that reduce the borrowing capacity under the senior revolving loan.

•                  All outstanding borrowings under the senior secured term loan were based on the 0.75% LIBOR floor and the applicable margin was 3.75% for an aggregate floating rate floor of 4.50%.

•                  All outstanding borrowings under the senior revolving loan were based on the prime rate and an applicable margin of 3.00% for an aggregate floating rate floor of 3.94%.

See Note 4 to the Condensed Consolidated Financial Statements for additional information related to the credit facility.

Business Acquisition

On April 30, 2015, Epiq and two of its wholly-owned subsidiaries completed the acquisition of all of the capital stock of Iris pursuant to a Stock Purchase Agreement dated April 7, 2015 (the “Purchase Agreement”).

Under the terms of the Purchase Agreement, the aggregate purchase consideration was $133.8 million (the “Purchase Consideration”), consisting of $124.7 million in cash consideration (“Cash Consideration”) and $9.1 million of assumed capital lease obligations of the seller. The Cash Consideration was funded with existing cash and borrowings under our Credit Agreement. Of the Cash Consideration, $68.6 million was paid to the seller, and $55.2 million was distributed by Iris to participants in the Amended and Restated Iris Data Services, Inc. Participation Plan (the “Plan”), in accordance with the terms of the Plan and the Purchase Agreement. The remaining Cash Consideration of $0.9 million, consisting of $0.7 million due to the Plan and $0.2 million related to a post-closing working capital settlement is accrued as of June 30, 2015 and included in “Other accrued expenses” in the Condensed Consolidated Balance Sheets. The distributions to the Plan are expected to result in post-closing tax benefits to Epiq of approximately $23.0 million. In addition, of the Cash Consideration, approximately $13.0 million was placed in escrow for fifteen months after the closing as security for potential future indemnification claims.

Dividends

On April 23, 2015, the Board declared a cash dividend of $0.09 per outstanding share of common stock payable on August 3, 2015 to shareholders of record as of the close of business on May 26, 2015. The aggregate amount of the dividends declared for the six months ended June 30, 2015 and 2014 was $6.7 million and $6.4 million, respectively. We paid cash dividends of $6.6 million, or $0.18 per share of common stock, during the six months ended June 30, 2015 as compared to cash dividends of $6.3 million, or $0.18 per share of common stock, paid during the six months ended June 30, 2014.

Share Repurchase Program

On November 6, 2013, our Board approved and authorized the 2014 Share Repurchase Program, which consists of the repurchase, on or prior to December 31, 2015, of our outstanding shares of common stock up to an aggregate of $35.0 million. The 2014 Share Repurchase Program became effective on January 1, 2014. As of June 30, 2015, there have been no repurchases of shares of common stock under the 2014 Share Repurchase Program.

Contractual Obligations

The following table summarizes contractual obligations as of June 30, 2015, that have materially changed from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Form 10-K.

	Payments Due By Period (in thousands)
Contractual Obligation	Remainder of 2015	2016	2017	2018	2019	2020 & After	Total
Long-term obligations(1)	$10,472	$20,821	$20,656	$38,256	$19,620	$361,852	$471,677
Capital lease obligations(2)	4,621	3,384	2,842	1,852	1,006	265	13,970
Operating leases(3)	5,005	7,930	6,004	5,778	5,716	25,147	55,580
Total	$20,098	$32,135	$29,502	$45,886	$26,342	$387,264	$541,227

(1)                                 Includes scheduled principal and interest payments under our Credit Agreement which matures in August 2020, assuming interest rates in effect as of June 30, 2015. On April 30, 2015, we entered into the Third Amendment to the Credit Agreement increasing the borrowings outstanding under the senior secured term loan by $75.0 million. Additionally, we borrowed $23.0 million under the senior revolving loan during the three months ended June 30, 2015.

(2)                                 Includes scheduled principal and interest payments under our capital lease agreements. In connection with our April 30, 2015 acquisition of Iris, we assumed $9.1 million of capital lease obligations.

(3)                                 These amounts reflect future operating lease payments, including payments under operating leases assumed in connection with the acquisition of Iris on April 30, 2015.

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

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board issued an accounting standard update (“ASU”), “Simplifying the Presentation of Debt Issuance Costs.” This standard changes the requirements for the reporting of debt issuance costs in financial statements. Upon adoption an entity would be required to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. This standard is effective retrospectively for annual and interim periods after December 15, 2015. Early adoption of the standard is permitted for financial statements that have not been previously issued. We will adopt this ASU effective January 1, 2016. As of June 30, 2015, we had $7.1 million of debt issuance cost assets recorded in “Other long-term assets” in our Condensed Consolidated Balance Sheets.

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

Interest Rate Risk

Credit Facility

The senior secured term loan under our credit facility bears interest as follows: (1) 2.75% plus prime rate subject to a 1.75% floor; or (2) 3.75% plus one, two, three or six month LIBOR rate subject to a 0.75% LIBOR floor for an aggregate floating rate floor of 4.50%. As of June 30, 2015, all outstanding borrowings under the term loan were based on LIBOR subject to an aggregate floating rate floor of 4.50%.

The senior revolving loan under our credit facility bears interest as follows: (1) for base rate advances, borrowings bear interest at prime rate plus 200 to 300 basis points; and (2) for LIBOR advances, borrowings bear interest at LIBOR plus 300 to 400 basis points. As of June 30, 2015, all outstanding borrowings under the senior revolving loan were based on the prime rate plus 300 basis points for  an aggregate floating rate of 3.94%.

Based on sensitivity analyses we performed for the three and six months ended June 30, 2015, a hypothetical 100 basis point movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

Interest Rate Derivatives

In November 2013, we entered into a two-year 3% interest rate cap agreement for a notional amount of $150.0 million equal to the portion of the senior secured term loan being hedged. As of June 30, 2015, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risks of rising interest rates.

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

The objective of entering into this interest rate swap is to eliminate the variability of the cash flows in interest payments related to the portion of the debt being hedged. The interest rate swap qualifies as a cash flow hedge and, as such, is being accounted for at estimated fair value with changes in estimated fair value being deferred in accumulated other comprehensive income (loss) until such time as the hedged transaction is recognized in earnings. As of June 30, 2015, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risks of rising interest rates.

Chapter 7 Deposit-based fees

We earn deposit-based and service fees from our Chapter 7 bankruptcy services. Deposit-based and service fees are earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients. The fees we earn are based on assets placed on deposit by our trustee clients and may vary based on fluctuations in short-term interest rates. As of June 30, 2015, our trustee clients had $1.2 billion of assets placed on deposit with designated financial institutions.

Based on sensitivity analysis we performed for the three and six months ended June 30, 2015, a hypothetical 100 basis point movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 1% increase in foreign exchange rates applied to our historical results of operations for the three and six months ended June 30, 2015 which indicated that such a movement would not have had a material effect on our total revenues or results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors

There have been no material changes in our Risk Factors from those disclosed in our 2014 Form10-K that was filed with the SEC.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

We have a policy that requires us to repurchase shares of our common stock to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options and, at the participant’s election, shares of common stock surrendered to the Company for satisfaction of the exercise price of stock options under the amended and restated Epiq Systems, Inc. 2004 Equity Incentive Plan (the “Current Plan”). There were no repurchases of shares of common stock under the Current Plan during the three months ended June 30, 2015.

On November 6, 2013, our Board approved and authorized the 2014 Share Repurchase Program that allows us to repurchase, on or prior to December 31, 2015, outstanding shares of common stock up to an aggregate of $35.0 million. As of June 30, 2015, there have been no repurchases of shares of common stock under the 2014 Share Repurchase Program.

On April 27, 2015, May 1, 2015 and May 4, 2015, we issued options to purchase an aggregate of 175,000 shares of our common stock to six newly hired employees as inducement grants pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options are exercisable at prices ranging from $16.56 to $18.01 per share and have vesting periods ranging from three to five years. The options expire ten years from the date of grant.

Item 6.           Exhibits

2.1*

Stock Purchase Agreement, dated April 7, 2015, by and among Epiq Systems, Inc., Epiq Systems Acquisition, Inc., Epiq Systems, Ltd., Iris Data Services, Inc., R. Kent Teague II, and certain key participants. Incorporated by reference and previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on May 4, 2015.

3.1

Amended and Restated Bylaws of Epiq Systems, Inc. Incorporated by reference and previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on April 28, 2015.

4.1

Amendment No. 1 to Rights Agreement, dated as of April 23, 2015, by and between the Company and Wells Fargo Bank, National Association. Incorporated by reference and previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on April 28, 2015.

10.1

Third Amendment, dated April 30, 2015, to the Existing Credit Facility dated as of August 27, 2013 (and amended by that certain First Amendment to Credit Agreement dated as of March 26, 2014, and that certain Second Amendment to Credit Agreement dated as of January 26, 2015), among Epiq Systems, Inc., the domestic subsidiaries named therein as guarantors, and KeyBank National Association as administrative agent and in its capacity as the initial incremental term lender as defined therein. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on May 4, 2015.

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

†

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language). : (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Changes in Equity for the six months ended June 30, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements.

*

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Epiq Systems, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiq Systems, Inc.

Date: August 3, 2015	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2015	/s/ Karin-Joyce Tjon Sien Fat
Karin-Joyce Tjon Sien Fat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)