Form 10-Q
period 2015-09-30
EPIQ SYSTEMS INC
filed 2015-11-03
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

There were 37,513,009 shares of common stock, $0.01 par value, outstanding at October 29, 2015.

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	September 30, 2015	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$12,616	$54,226
Trade accounts receivable, less allowance for doubtful accounts of $1,714 and $3,986, respectively	146,260	117,854
Prepaid expenses	14,304	12,934
Income taxes receivable	6,478	9,437
Deferred income taxes	5,400	4,625
Other current assets	373	71
Total current assets	185,431	199,147
Long-term Assets:
Property and equipment, net	80,493	70,579
Internally developed software, net	15,742	14,713
Goodwill	478,773	404,187
Other intangibles, net	49,964	29,605
Other long-term assets	16,103	20,021
Total long-term assets	641,075	539,105
Total Assets	$826,506	$738,252
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$20,199	$18,548
Current maturities of long-term obligations	12,279	10,959
Accrued compensation	19,979	18,673
Customer deposits	1,742	2,534
Deferred revenue	4,022	2,276
Dividends payable	3,532	3,376
Other accrued expenses	9,995	7,988
Total current liabilities	71,748	64,354
Long-term Liabilities:
Deferred income taxes	53,383	34,650
Other long-term liabilities	14,371	11,789
Long-term obligations (excluding current maturities)	386,646	302,522
Total long-term liabilities	454,400	348,961
Commitments and contingencies
Equity:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; authorized 100,000,000 shares; issued and outstanding September 30, 2015—40,835,651 and 37,482,297 shares, respectively; issued and outstanding December 31, 2014—40,835,651 and 36,680,469 shares, respectively	408	408
Additional paid-in capital	294,601	294,054
Accumulated other comprehensive loss	(7,930)	(4,362)
Retained earnings	57,617	88,391
Treasury stock, at cost— 3,353,354 shares and 4,155,182 shares, respectively	(44,338)	(53,554)
Total equity	300,358	324,937
Total Liabilities and Equity	$826,506	$738,252

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Operating revenue	$131,325	$103,955	$369,637	$335,626
Reimbursable expenses	11,210	7,051	29,936	23,707
Total revenue	142,535	111,006	399,573	359,333

Operating Expense:
Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	64,420	48,193	183,350	163,361
Reimbursable expenses	10,712	6,827	28,506	23,064
Selling, general and administrative expense	42,267	35,332	126,104	125,870
Depreciation and software and leasehold amortization	9,787	9,693	28,050	27,648
Amortization of identifiable intangible assets	5,831	3,184	13,326	9,470
Impairment of goodwill and identifiable intangible assets	—	—	1,162	—
Fair value adjustment to contingent consideration	19	—	(1,182)	1,142
Other operating expense, net	1,308	215	4,306	792
Total operating expense	134,344	103,444	383,622	351,347
Operating income	8,191	7,562	15,951	7,986

Interest expense (income):
Interest expense	5,374	3,945	15,083	12,674
Interest income	(17)	(4)	(22)	(17)
Net interest expense	5,357	3,941	15,061	12,657

Income (loss) before income taxes	2,834	3,621	890	(4,671)

Provision for (benefit from) income taxes	22,014	(1,389)	21,578	(3,964)

Net income (loss)	$(19,180)	$5,010	$(20,688)	$(707)

Net income (loss) per common share:
Basic	$(0.52)	$0.14	$(0.57)	$(0.02)
Diluted	$(0.52)	$0.14	$(0.57)	$(0.02)
Weighted average common shares outstanding:
Basic	36,706	35,780	36,509	35,339
Diluted	36,706	36,288	36,509	35,339

Cash dividends declared per share of common stock	$0.09	$0.09	$0.27	$0.27

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(19,180)	$5,010	$(20,688)	$(707)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of $0 tax in all periods	(1,483)	(1,775)	(1,510)	(720)
Unrealized gains (losses) on derivatives, net of tax expense (benefit) of $332, $58, $0 and $(545), respectively	(1,510)	73	(2,058)	(737)
Comprehensive income (loss)	$(22,173)	$3,308	$(24,256)	$(2,164)

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(In thousands, except per share data)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCL(1)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2014	40,836	(4,155)	$408	$294,054	$(4,362)	$88,391	$(53,554)	$324,937
Net loss	—	—	—	—	—	(20,688)	—	(20,688)
Other comprehensive loss	—	—	—	—	(3,568)	—	—	(3,568)
Tax benefit from share-based compensation	—	—	—	9	—	—	—	9
Restricted common stock issued under share-based compensation plans	—	770	—	(4,560)	—	—	9,939	5,379
Stock option exercises	—	260	—	(107)	—	—	3,428	3,321
Common stock repurchased under share-based compensation plans	—	(228)	—	—	—	—	(4,151)	(4,151)
Dividends declared ($0.27 per share)	—	—	—	—	—	(10,086)	—	(10,086)
Share-based compensation expense	—	—	—	5,205	—	—	—	5,205
Balance at September 30, 2015	40,836	(3,353)	$408	$294,601	$(7,930)	$57,617	$(44,338)	$300,358

Balance at December 31, 2013	40,299	(5,307)	$403	$291,414	$(541)	$102,754	$(68,016)	$326,014
Net loss	—	—	—	—	—	(707)	—	(707)
Other comprehensive loss	—	—	—	—	(1,457)	—	—	(1,457)
Tax deficiency from share-based compensation	—	—	—	(968)	—	—	—	(968)
Restricted common stock issued under share-based compensation plans	537	100	5	1,712	—	—	1,289	3,006
Stock option exercises	—	923	—	(1,536)	—	—	11,932	10,396
Common stock repurchased under share-based compensation plans	—	(276)	—	—	—	—	(3,982)	(3,982)
Dividends declared ($0.27 per share)	—	—	—	—	—	(9,690)	—	(9,690)
Share-based compensation expense	—	—	—	4,904	—	—	—	4,904
Balance at September 30, 2014	40,836	(4,560)	$408	$295,526	$(1,998)	$92,357	$(58,777)	$327,516

(1)           AOCL—Accumulated Other Comprehensive Loss

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2015	2014

Net cash provided by operating activities	$46,796	$37,364

Cash flows from investing activities:
Cash paid for business acquisitions, net of cash acquired	(124,550)	(302)
Purchase of property and equipment	(15,159)	(23,436)
Internally developed software costs	(7,290)	(5,379)
Cash proceeds from sale of assets	110	597
Net cash used in investing activities	(146,889)	(28,520)

Cash flows from financing activities:
Debt issuance costs	(1,681)	(837)
Proceeds from borrowings of long-term debt	75,000	—
Repayment of long-term debt and other long-term obligations	(10,958)	(8,942)
Proceeds from revolver borrowings	23,000	—
Repayment of revolver borrowings	(16,000)	—
Payment of acquisition-related liabilities	(92)	(4,963)
Excess tax benefit related to share-based compensation	439	953
Common stock repurchases	(4,151)	(3,982)
Cash dividends paid	(9,929)	(9,544)
Proceeds from exercise of stock options	3,321	10,403
Net cash provided by (used in) financing activities	58,949	(16,912)

Effect of exchange rate changes on cash	(466)	(137)

Net decrease in cash and cash equivalents	(41,610)	(8,205)
Cash and cash equivalents at beginning of period	54,226	40,336
Cash and cash equivalents at end of period	$12,616	$32,131

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,624	$10,606
Cash (recovered) paid for income taxes, net	(7,047)	6,625
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable	$2,893	$2,047
Capital expenditures funded by capital lease borrowings	6,503	446
Capital leases assumed in business acquisition	9,061	—
Dividends declared	3,500	3,289
Acquisition-related liabilities	—	976

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

The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results expected for other interim periods or for the full year ending December 31, 2015.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued accounting standard update (“ASU”) No. 2015-03, Interest - Imputation of Interest: “Simplifying the Presentation of Debt Issuance Costs.” This guidance changes the requirements for the reporting of debt issuance costs in financial statements. Upon adoption an entity would be required to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. This guidance is effective retrospectively for annual and interim periods after December 15, 2015. Early adoption of the guidance is permitted for financial statements that have not been previously issued. We will adopt this guidance during the fourth quarter of 2015. As of September 30, 2015, we had $6.7 million of debt issuance cost assets recorded in “Other long-term assets” in our Condensed Consolidated Balance Sheets.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): “Simplifying the Accounting for Measurement-Period Adjustments”, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this guidance, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We elected to early adopt this ASU as of September 30, 2015. The adoption of this ASU did not have a material impact on our Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This new revenue guidance outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most of the current revenue recognition guidance. The new guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract with a customer, (2) identify the performance obligations under the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations under the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. This new revenue guidance was going to be effective for Epiq beginning in the first quarter of fiscal 2017. In August 2015, the FASB deferred the effective date by one year. Early adoption as of the original effective date will be permitted. Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance. We are currently assessing the impact of this new revenue guidance on our consolidated financial position, results of operations and cash flows and will adopt this new guidance effective January 1, 2018.

NOTE 2: ACQUISITIONS

On April 30, 2015, Epiq and two of its wholly-owned subsidiaries completed the acquisition of all of the capital stock of Iris Data Services, Inc., a Texas corporation (“Iris”) pursuant to a Stock Purchase Agreement, dated April 7, 2015 (the “Purchase Agreement”).

Under the terms of the Purchase Agreement, the aggregate purchase consideration was $133.7 million (the “Purchase Consideration”), consisting of $124.6 million in cash consideration (“Cash Consideration”) and $9.1 million of assumed capital lease obligations of the seller. The Cash Consideration was funded with existing cash and borrowings under our Credit Agreement (defined in Note 4 to the Condensed Consolidated Financial Statements). Of the Cash Consideration, $68.6 million was paid to the seller at closing and $55.2 million was paid to and then distributed by Iris to participants in the Amended and Restated Iris Data Services, Inc. Participation Plan (the “Plan”), in accordance with the terms of the Plan and the Purchase Agreement. The remaining Cash Consideration of $0.8 million, consisting of $0.6 million due to Plan participants and $0.2 million related to a post-closing working capital adjustment was paid during the three months ended September 30, 2015. The aggregate distributions to Plan participants are expected to result in post-closing tax benefits to Epiq of approximately $23.0 million. In addition, approximately $13.0 million of the Cash Consideration was placed in escrow for fifteen months after the closing as security for potential future indemnification claims.

Iris is a leading provider of managed services for the legal profession including electronic discovery and document review. The Iris acquisition significantly accelerates Epiq’s strategic plan to offer managed services solutions to its existing global client base, while bringing Epiq’s eDiscovery and document review resources to a new client base.

The results of operations of Iris have been included in Epiq’s Condensed Consolidated Statement of Operations subsequent to the April 30, 2015 acquisition date. Iris’s revenue and net loss included in our results of operations for the three months and nine months ended September 30, 2015 were $11.0 million and $2.8 million, and $18.7 million and $4.2 million, respectively.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The Purchase Consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. This allocation resulted in goodwill of $74.9 million, all of which has been assigned to Epiq’s Technology segment. The recognized goodwill is primarily attributable to expected long-term growth in Iris’s operating results. Approximately $5.3 million of the goodwill is deductible for income tax purposes. The initial accounting for the acquisition of Iris is currently incomplete. We are in the process of obtaining information relative to the fair value of working capital accounts, including the income tax receivable, deferred income taxes and the valuation of the acquired intangible assets. The valuations will consist of appraisal reports, discounted cash flow analyses, or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed. A majority of the deferred income taxes recognized as a component of the purchase price allocation is a result of the difference between the book and tax basis of the amortizable intangible assets recognized. The amount allocated to the deferred income tax liability is subject to change as a result of the final allocation of the purchase price to amortizable intangibles and property and equipment.

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

The fair values of intangible assets acquired have been initially estimated by utilizing a discounted cash flow approach, with the assistance of an independent appraisal firm. The intangible assets acquired as part of the Iris acquisition are being amortized over their expected estimated economic benefit period, and the preliminary fair values consist of the following:

(in thousands)	Fair Value	Useful Life
Customer relationships	$15,400	8 years
Technology	8,400	3 years
Trade name	7,000	10 years
Non-compete agreements	3,894	2 – 5 years
Total	$34,694

Pro Forma Results of Operations

The following table presents the unaudited pro forma combined results of operations of Epiq and Iris for the three and nine months ended September 30, 2015 and 2014, after giving effect to certain pro forma adjustments including: (i) amortization of acquired intangible assets, (ii) the impact of acquisition-related expenses, and (iii) interest expense adjustment for historical long-term debt of Iris that was repaid and interest expense on additional borrowings by Epiq to fund the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Total revenues	$142,535	$119,524	$416,795	$387,054
Net income (loss)	$(18,596)	$2,278	$(19,940)	$(8,153)

The unaudited pro forma financial results assume that the Iris acquisition occurred on January 1, 2014 and are not necessarily indicative of the actual results that would have occurred had those transactions been completed on that date. Furthermore, they do not reflect the impacts of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma financial results are not necessarily indicative of the future results to be expected for the consolidated operations.

Acquisition-related expenses were $2.5 million for the nine months ended September 30, 2015 and are included in “Other operating expense” in the Condensed Consolidated Statement of Operations. Debt financing costs associated with the Iris acquisition were $1.0 million for the nine months ended September 30, 2015. Approximately $0.3 million of the debt financing costs were capitalized and included in “Other long-term assets” in the Condensed Consolidated Balance Sheets. The remaining $0.7 million of costs were expensed and included in “Interest expense” in the Condensed Consolidated Statements of Operations. These expenses were included in the unaudited pro forma combined results of operations of Epiq and Iris in fiscal 2014.

NOTE 3:   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the nine months ended September 30, 2015 was as follows:

	Technology Segment	Bankruptcy and Settlement Administration Segment	Total
	(in thousands)
Balance as of December 31, 2014	$189,071	$215,116	$404,187
Acquisitions	74,852	—	74,852
Impairment	—	(153)	(153)
Foreign currency translation	(113)	—	(113)
Balance as of September 30, 2015	$263,810	$214,963	$478,773

The change in the carrying amount of identifiable intangible assets, net for the nine months ended September 30, 2015 was as follows:

	Customer Relationships	Trade Names	Acquired Technology	Non-compete Agreements	Total
	(in thousands)
Balance at December 31, 2014	$23,672	$3,279	$1,056	$1,598	$29,605
Acquisitions	15,400	7,000	8,400	3,894	34,694
Impairment	—	—	(1,009)	—	(1,009)
Amortization	(8,143)	(1,212)	(2,410)	(1,561)	(13,326)
Balance at September 30, 2015	$30,929	$9,067	$6,037	$3,931	$49,964

The following table outlines the estimated future amortization expense related to intangible assets at September 30, 2015:

Year Ending December 31,	(in thousands)
2015 (From October 1, 2015 to December 31, 2015)	5,020
2016	14,870
2017	10,586
2018	6,817
2019	5,154
Thereafter	7,517
Total	$49,964

Impairment of goodwill and identifiable intangible assets

During the second quarter of 2015, management approved a plan to exit the operating business of Minus -10 Software, LLC (“Minus 10”), and as a result, we recorded a non-cash impairment charge of $1.2 million related to the Minus 10 goodwill and acquired intangible assets. In August 2015, we sold our 100% equity interest in Minus 10 for an amount immaterial to the Condensed Consolidated Financial Statements. The historical assets and liabilities and operating results of Minus 10 are included in the Bankruptcy and Settlement Administration segment until the date of disposition and are immaterial to the Condensed Consolidated Financial Statements.

NOTE 4: LONG-TERM OBLIGATIONS

The following is a summary of long-term obligations outstanding (dollars in thousands):

	Final Maturity Date	Weighted- Average Interest Rate (1)	September 30, 2015	December 31, 2014
Senior secured term loan	August 2020	4.50%	$368,126	$296,250
Senior secured revolving loan	August 2018	4.44%	7,000	—
Capital leases	August 2021	4.64%	14,335	3,177
Notes payable	September 2017	2.20%	9,464	12,895
Acquisition-related liabilities	n/a	n/a	—	1,159
Total long-term obligations, including current portion			398,925	313,481
Current maturities of long-term obligations
Senior secured term loan			(3,650)	(3,574)
Capital leases			(3,949)	(2,749)
Notes payable			(4,680)	(4,593)
Acquisition-related liabilities			—	(43)
Total Current maturities of long-term obligations			(12,279)	(10,959)
Total Long-term obligations			$386,646	$302,522

(1)         Weighted average interest rate as of September 30, 2015.

Credit Agreement

As of September 30, 2015, we have a $475 million senior secured credit facility consisting of a $100 million senior secured revolving loan commitment, maturing in August 2018, and a $375 million amortizing senior secured term loan, maturing in August 2020 (the “Credit Agreement”).

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

As of September 30 2015, we had $0.9 million in letters of credit outstanding that reduce the available borrowing capacity under the senior secured revolving loan.

The following table summarizes maturities of long-term obligations as of September 30, 2015, that have materially changed from those disclosed in Note 5 to the consolidated financial statements included in our 2014 Form 10-K.

(in thousands)

	Credit	Capital
Year Ending December 31,	Agreement	Leases
2015 (From October 1, 2015 to December 31, 2015)	$913	$1,085
2016	3,650	3,777
2017	3,650	3,403
2018	10,650	2,571
2019	3,650	1,807
Thereafter	352,613	1,692
Total	$375,126	$14,335

NOTE 5: EQUITY

Share Repurchases

We have a policy that requires us to repurchase shares of our common stock to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options and, at the participant’s election, shares of common stock surrendered to the Company for satisfaction of the exercise price of stock options.

During the nine months ended September 30, 2015 and 2014 we repurchased 227,700 shares of common stock for $4.2 million and 276,032 shares of common stock for $4.0 million, respectively. Additionally, during the nine months ended September 30, 2015, 1,889 shares of common stock were surrendered to us to satisfy the exercise price of stock options.

Dividends

On September 9, 2015, the Board of Directors (the “Board”) of Epiq declared a cash dividend of $0.09 per outstanding share of common stock payable on November 16, 2015 to shareholders of record as of the close of business on October 15, 2015.  The aggregate amount of the dividends declared for the three and nine months ended September 30, 2015 was $3.4 million and $10.1 million, respectively.

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

Accumulated Other Comprehensive Loss, Net

The following table summarizes the components of Accumulated other comprehensive loss (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign currency translation adjustments
Balance at beginning of period	$(2,979)	$514	$(2,952)	$(541)
Other comprehensive loss, net of tax	(1,483)	(1,775)	(1,510)	(720)
Balance at end of period	$(4,462)	$(1,261)	$(4,462)	$(1,261)

Unrealized loss on cash flow hedges
Balance at beginning of period	$(1,958)	$(810)	$(1,410)	$—
Other comprehensive income (loss) before reclassification adjustment, net of tax	(1,537)	73	(2,085)	(737)
Reclassification adjustments, net of tax	27	—	27	—
Balance at end of period	$(3,468)	$(737)	$(3,468)	$(737)

NOTE 6: EARNINGS PER SHARE

Basic earnings per common share is computed on the basis of weighted-average outstanding shares of common stock. Diluted earnings per common share is computed on the basis of basic weighted-average outstanding common shares adjusted for the dilutive effect, if any, of dilutive securities which included outstanding stock options and nonvested restricted stock awards.

The following table summarizes basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(19,180)	$5,010	$(20,688)	$(707)

Weighted-average common shares outstanding:
Basic common shares	36,706	35,780	36,509	35,339
Effect of dilutive securities	—	508	—	—
Diluted common shares	36,706	36,288	36,509	35,339
Net income (loss) per common share:
Basic net income (loss) per common share	$(0.52)	$0.14	$(0.57)	$(0.02)
Diluted net income (loss) per common share	$(0.52)	$0.14	$(0.57)	$(0.02)

Potentially dilutive shares excluded from the calculation:
Stock options and nonvested shares excluded as their inclusion would be anti-dilutive	1,447	1,695	1,087	2,359

NOTE 7: FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value, in thousands, measured on a recurring basis as of September 30, 2015 and December 31, 2014 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using significant other observable inputs. Level 3 includes fair values estimated using significant non-observable inputs. An asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

		Fair Value Measurements
	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2015:
Liabilities:
Interest rate swap	$4,537	$—	$4,537	$—

December 31, 2014:
Assets:
Interest rate cap	$1	$—	$1	$—

Liabilities:
Interest rate swap	$2,451	$—	$2,451	$—
Acquisition-related contingent consideration	1,116	—	—	1,116
Total Liabilities	$3,567	$—	$2,451	$1,116

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

Acquisition-related contingent consideration

Minus 10

In connection with our April 2014 acquisition of Minus 10, we established a contingent consideration liability considered to be a Level 3 liability. The fair value of the Minus 10 contingent consideration was based on management’s estimate of projected revenues and profit contributions over the measurement period (from April 2014 to December 2020) and an applied discount rate of 25% which was reflective of the inherent risk attributable to this new product line given its status as an early-stage venture. Such unobservable inputs include financial forecasts prepared by management which include estimates of future cash flows, projected revenues and profit contributions, and discount rates. As of the date of acquisition we estimated the original fair value of the contingent consideration to be approximately $0.9 million. During the second quarter of 2015, we remeasured the fair value of the contingent consideration using actual operating results and our revised forecasted operating results for Minus 10 for the remainder of the measurement period. As a result of this remeasurement, the fair value of the contingent consideration was reduced to zero, resulting in a non-cash gain of $1.2 million that is included in “Fair value adjustment to contingent consideration” in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015. In August 2015, we sold our 100% equity interest in Minus 10 for an amount immaterial to the Condensed Consolidated Financial Statements. There are no further payments remaining under this contingent consideration obligation.

De Novo Legal LLC

In December 2011, Epiq acquired De Novo Legal LLC and its affiliated companies (“De Novo Legal”).  In connection with the acquisition, certain contingent consideration was payable to the De Novo sellers relative to the January 1, 2013 to December 31, 2013 measurement period (the “Earn-out period”).  In the first quarter of 2014, the sellers disputed our calculation of the earn-out amount and alleged that the performance measure was higher, thereby triggering the next tier of contingent consideration. Epiq and the sellers participated in a dispute resolution process as specified under the acquisition agreement and in April 2014 agreed to settle this matter for a cash payment to the sellers of $1.5 million which was paid to the sellers in April 2014.  As a result, we recorded a total adjustment of $1.5 million to the contingent consideration obligation during the three months ended March 31, 2014, of which $1.1 million is included in “Fair value adjustment to contingent consideration” and $0.4 million is included in “Selling, general and administrative expense” in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2014.  There are no further payments remaining under the contingent consideration obligation with respect to De Novo Legal.

The following table represents the change in the acquisition-related contingent consideration obligation during the nine months ended September 30, 2015 and 2014 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2015	2014
Beginning balance January 1	$1,116	$2,580
Present value accretion	103	59
Payments	(37)	(3,728)
Fair value related adjustments	(1,182)	2,139
Ending balance September 30	$—	$1,050

Nonrecurring Fair Value Measurements

During the nine months ended September 30, 2015, we recorded $1.2 million of non-cash impairment charge related to Minus 10 goodwill and intangible assets. See Note 3 to the Condensed Consolidated Financial Statements for additional information related to the non-cash impairment charge.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, short-term investments, receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. As of September 30, 2015 and December 31, 2014, the amounts outstanding under both our credit facility and notes payable approximated fair value due to the borrowing rates currently available to us for debt with similar terms and are classified as Level 2.

NOTE 8: INCOME TAXES

We are required to adjust our effective tax rate at each interim period to be consistent with the estimated annual effective tax rate. We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring items including changes in judgment about valuation allowances, and the effects of changes in tax laws or income tax rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a cumulative loss for the year-to-date interim period where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion combined with the tax impact of recording certain discrete items could result in a higher or lower effective tax rate during a particular interim period, based upon the mix of earnings by jurisdiction and timing of actual earnings compared to annual forecast.

For the three and nine months ended September 30, 2015, our effective tax rate is not customary and is significantly higher than our statutory income tax rate of approximately 40% in the U.S. and 21% in foreign jurisdictions. Contributing to the non-customary effective tax rates are the recognition of a valuation allowance in the U.S., the mix of pretax income or loss in domestic and foreign jurisdictions and the applicable statutory tax rates in these jurisdictions.

Significant judgment is required in determining the timing and amount of valuation allowance to record against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. We assess whether valuation allowances should be established against our deferred tax assets based on the consideration of all positive and negative available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified such as historical operating results and current trends. Beginning in the third quarter of 2015, we believe that a valuation allowance is now required due to our historical cumulative loss in the U.S. for the three year period ended September 30, 2015. Moreover, during the three months ended September 30, 2015, we continued to incur U.S. losses that contributed to the cumulative loss position in the U.S.  We had positive cumulative earnings in the U.S. for the three year period ended June 30, 2015.  The recent continuing U.S. loss is a significant factor in our assessment as it is objectively verifiable, and therefore, is considered significant negative evidence.

Other evidence evaluated is our expectation of future taxable income by jurisdiction, which includes forecasted revenue growth and other factors such as strategic initiatives and industry trends. However, three-year historical cumulative losses are one of the most objectively verifiable forms of negative evidence and although estimating future earnings would be positive evidence, such forecasts are not objectively verifiable and are accordingly given less weight when compared to a three-year historical cumulative loss and recent continuing loss.

In establishing a full valuation allowance against our U.S. net deferred tax assets during the period, certain deferred tax liabilities related to indefinite lived assets (goodwill) that are not amortized for financial reporting purposes were excluded from measurement.  Because the deferred tax liability remains on the balance sheet indefinitely until such asset is impaired or disposed, the liability cannot be scheduled to reverse or considered as a source of income.  As a result, these deferred tax liabilities are excluded from the measurement of the net deferred tax asset requiring a valuation allowance.  In addition, tax amortization of the underlying assets results in an increase to the related deferred tax liabilities and an increase to tax expense recognized.

On the basis of this evaluation, we recorded tax expense of $22.0 million and $21.6 million including the discrete impact of establishing a full valuation allowance against our U.S net deferred tax assets in “Provision for (benefit from) income taxes” in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015, respectively.  Included in tax expense for the nine months ended September 30, 2015 is approximately $2.5 million relating to our foreign operations and approximately $19.0 million resulting from the establishment of the valuation allowance against our U.S. net deferred tax assets and from the increase in the valuation allowance during the period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct cost of services	$676	$19	$2,053	$66
Selling, general and administrative expense	2,881	684	8,430	4,913
Total share-based compensation expense	$3,557	$703	$10,483	$4,979

Included in pretax share-based compensation expense for the three and nine months ended September 30, 2015, is $2.0 million and $6.2 million of expense, respectively, related to fiscal year 2015 executive officer and employee incentive compensation awards that we plan to settle in Epiq common stock. The accrual is recorded in “Accrued compensation” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2015.

Nonvested Share Awards

During the first quarter of 2015, we granted an aggregate of 340,000 shares of performance-based restricted stock awards (“2015 Performance RSAs”) to executive officers and senior management of the Company, with a weighted-average grant date fair value of $18.17 per share. The vesting of the executive officer 2015 Performance RSAs requires certification by the compensation committee of the Board (the “Compensation Committee”) of the achievement of certain company financial performance criteria for the calendar year ending December 31, 2015. If achievement is certified by the Compensation Committee, the 2015 Performance RSAs will vest over the service period, which generally ranges from one to three years from the grant date. The vesting of the 2015 Performance RSAs is contingent upon continued employment by the participant through vesting date. As of September 30, 2015, we have assessed the likelihood that the performance criteria related to the 2015 Performance RSAs will be met and accordingly have recorded the related expense based on the estimated outcome.

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

Additionally, during the nine months ended September 30, 2015, we granted an aggregate of 150,000 shares of service-based restricted stock awards (“Service RSAs”), with a weighted-average grant date fair value of $17.01 per share. Of the 150,000 Service RSAs, 50,000 vested immediately, the remaining 100,000 Service RSAs have vesting periods of one to three years from the grant date.

Stock Options

During the nine months ended September 30, 2015, we granted an aggregate of 175,000 stock options, with a weighted-average exercise price of $17.77. The following table presents the weighted-average assumptions used and the weighted-average fair value per option granted.

Nine Months Ended September 30, 2015
Expected life of stock option in years	7
Expected volatility	37%
Risk-free interest rate	1.85%
Dividend yield	2.3%
Weighted average grant-date fair value	$5.57

Stock options exercised during the nine months ended September 30, 2015 were 261,548 and had an intrinsic value $0.8 million on the date of exercise. Proceeds from stock options exercised were $3.3 million during the nine months ended September 30, 2015.  During the nine months ended September 30, 2015, 1,889 shares of common stock were surrendered to Epiq to satisfy the exercise price of stock options and are included in “Stock option exercises” in the Condensed Consolidated Statements of Changes in Equity. Tax benefits from stock options exercised were $0.3 million during the nine months ended September 30, 2015.

As of September 30, 2015, unrecognized compensation cost related to nonvested share-based awards and stock options was $8.7 million and $1.9 million, respectively, which will be recognized over a weighted-average period of approximately 2.2 years and 2.6 years, respectively.

As of September 30, 2015, there are 517,494 remaining shares available for issuance under the amended and restated Epiq Systems, Inc. 2004 Equity Incentive Plan.

2015 Inducement Plan

On September 3, 2015, the Board adopted the Epiq Systems, Inc. 2015 Inducement Award Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and shares of Epiq common stock. The Board has reserved 200,000 shares of Epiq common stock for issuance pursuant to equity awards granted under the Inducement Plan to individuals who were not previously employees or non-employee directors of Epiq. The Inducement Plan may be amended or terminated by the Board or the Compensation Committee at any time. The Inducement Plan was adopted in reliance on Nasdaq Listing Rule 5635(c)(4) and did not require shareholder approval. As of September 30, 2015, there have been no stock awards issued under the Inducement Plan.

NOTE 10: SEGMENT REPORTING

We report our financial performance based on the following two reportable segments: the Technology segment and the Bankruptcy and Settlement Administration segment.

Our Technology segment provides eDiscovery services and technology solutions comprised of consulting, collections and forensics, processing, search and review, and document review to companies and law firms. Produced documents are made available primarily through a hosted environment utilizing our proprietary software and third-party software which allows for efficient attorney review and data requests. Our Bankruptcy and Settlement Administration segment provides managed services and technology solutions that address the needs of our customers with respect to litigation, claims and project administration, compliance matters, controlled disbursements, corporate restructuring, bankruptcy and class action proceedings.

On April 30, 2015, we acquired Iris, a leading provider of managed services for the legal profession including electronic discovery and document review. Iris supports Epiq’s strategic plan to offer managed services solutions to its existing global client base, while bringing Epiq’s eDiscovery and document review resources to a new client base. The financial information of Iris is included in the Technology segment.

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

Following is a summary of segment information for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30, 2015
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$91,847	$39,478	$—	$131,325
Intersegment revenue	204	—	(204)	—
Operating revenues including intersegment revenue	92,051	39,478	(204)	131,325
Reimbursable expenses	809	10,401	—	11,210
Total revenue	92,860	49,879	(204)	142,535
Direct costs, selling, general and administrative expenses	66,552	35,941	(204)	102,289
Segment performance measure	$26,308	$13,938	$—	$40,246
As a percentage of segment operating revenue	29%	35%		31%

	Three Months Ended September 30, 2014
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$69,139	$34,816	$—	$103,955
Intersegment revenue	187	—	(187)	—
Operating revenues including intersegment revenue	69,326	34,816	(187)	103,955
Reimbursable expenses	205	6,846	—	7,051
Total revenue	69,531	41,662	(187)	111,006
Direct costs, selling, general and administrative expenses	49,044	28,987	(187)	77,844
Segment performance measure	$20,487	$12,675	$—	$33,162
As a percentage of segment operating revenue	30%	36%		32%

Following is a reconciliation of our segment performance measure to consolidated income before income taxes for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014
Segment performance measure	$40,246	$33,162
Unallocated corporate expenses	(11,553)	(11,805)
Share-based compensation expense	(3,557)	(703)
Depreciation and software and leasehold amortization	(9,787)	(9,693)
Amortization of identifiable intangible assets	(5,831)	(3,184)
Fair value adjustment to contingent consideration	(19)	—
Other operating expense, net	(1,308)	(215)
Operating income	8,191	7,562
Interest expense, net	(5,357)	(3,941)
Income before income taxes	$2,834	$3,621

Following is a summary of segment information for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30, 2015
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$255,029	$114,608	$—	$369,637
Intersegment revenue	1,311	—	(1,311)	—
Operating revenues including intersegment revenue	256,340	114,608	(1,311)	369,637
Reimbursable expenses	1,431	28,505	—	29,936
Total revenue	257,771	143,113	(1,311)	399,573
Direct costs, selling, general and administrative expenses	189,212	106,994	(1,311)	294,895
Segment performance measure	$68,559	$36,119	$—	$104,678
As a percentage of segment operating revenue	27%	32%		28%

	Nine Months Ended September 30, 2014
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$228,831	$106,795	$—	$335,626
Intersegment revenue	625	—	(625)	—
Operating revenues including intersegment revenue	229,456	106,795	(625)	335,626
Reimbursable expenses	2,162	21,545	—	23,707
Total revenue	231,618	128,340	(625)	359,333
Direct costs, selling, general and administrative expenses	168,296	89,811	(625)	257,482
Segment performance measure	$63,322	$38,529	$—	$101,851
As a percentage of segment operating revenue	28%	36%		30%

Following is a reconciliation of our segment performance measure to consolidated income (loss) before income taxes for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Segment performance measure	$104,678	$101,851
Unallocated corporate expenses	(32,582)	(49,834)
Share-based compensation expense	(10,483)	(4,979)
Depreciation and software and leasehold amortization	(28,050)	(27,648)
Amortization of identifiable intangible assets	(13,326)	(9,470)
Impairment of goodwill and identifiable intangible assets	(1,162)	—
Fair value adjustment to contingent consideration	1,182	(1,142)
Other operating expense, net	(4,306)	(792)
Operating income	15,951	7,986
Interest expense, net	(15,061)	(12,657)
Income (loss) before income taxes	$890	$(4,671)

Following is revenue, determined by the location providing the services, by geographical area for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Revenue
United States	$120,789	$92,198	$340,322	$312,252
United Kingdom	16,537	13,423	46,516	37,170
Other countries	5,209	5,385	12,735	9,911
Total revenue	$142,535	$111,006	$399,573	$359,333

Following are assets by segment (in thousands):

	September 30, 2015	December 31, 2014
Total Assets
Technology	$501,932	$342,596
Bankruptcy and Settlement Administration	270,856	286,889
Corporate and unallocated	53,718	108,767
Total assets	$826,506	$738,252

Following are long-lived assets, excluding intangible assets, by geographical area (in thousands):

	September 30, 2015	December 31, 2014
Long-lived assets
United States	$88,546	$78,921
Other countries	7,689	6,371
Total long-lived assets	$96,235	$85,292

Following are capital expenditures (including software development costs) by segment for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Capital Expenditures
Technology	$2,553	$2,567	$8,447	$13,677
Bankruptcy and Settlement Administration	163	318	991	1,957
Corporate and unallocated	3,403	3,399	13,011	13,181
Total capital expenditures	$6,119	$6,284	$22,449	$28,815

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

Bankruptcy and Settlement Administration provides managed services and technology solutions that address the needs of our clients with respect to litigation, claims and project administration, compliance matters, controlled disbursements, corporate restructuring, bankruptcy and class action proceedings.

Investing in proprietary software development maximizes our competitiveness in the marketplace and distinguishes us from our competitors. Beyond our proprietary software we also incorporate various licensed third-party software products in our solution set allowing us to expand our solutions.

Network infrastructure is an essential component of our technology strategy because most of our software is utilized by our clients within a hosted environment and we manage a high volume of client data. A single large client engagement may entail over 100 million documents or 100 terabytes of information and may include complex structured data such as databases and unstructured data such as email archives. We operate eDiscovery data centers in the United States, Canada, China, Hong Kong, Japan, Germany and the United Kingdom. Our data centers provide reliable, secure access to our software environments and to client databases. Information security is paramount in any managed technology business, and Epiq incorporates best practices designed to protect sensitive client data.

Our software and IT capabilities include significant in-house fulfillment capabilities. Our office locations in New York, Kansas City and Portland have internal abilities for high-speed printing and mailing, call center operations, cash disbursement and tax records preparation. The combination of software, IT and fulfillment resources enables Epiq to act as a single-source solution for even the largest, most complex matters in the markets where we compete.

We work in niche, specialty areas which require deep subject matter expertise—such as litigation, investigations, bankruptcy, mergers and acquisitions, mass tort, settlements and class action—which have distinctive practices and requirements. Technology alone is insufficient to bring about a successful outcome on a sophisticated client matter; it is the application of the technology combined with the expertise of our staff that creates superior value for our client. We have a worldwide team of executives, client services specialists and technical consultants on whom clients rely for expert advice—whether delivered at the client’s site or from one of our office locations.

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

Our financial results are primarily driven by the following facts, among others:

•                  the number, size, complexity and duration of client engagements attained;

•                  the prices we are able to negotiate with our clients, the prices we are able to negotiate with our vendors and the results of our cost management efforts; and

•                  the geographic locations of our clients or locations where services are rendered.

Financial and Industry Trends

Financial Overview

Our pretax income for the nine months ended September 30, 2015 was $0.9 million, an increase of $5.6 million compared to the pretax loss of $4.7 million incurred for same period of 2014. Our results for the nine months ended September 30, 2015 compared to the same period of 2014 were impacted by the following:

•                  Reorganization expenses: Reorganization expense decreased by $10.7 million primarily due to post-employment benefits charges incurred during the prior year in connection with executive resignation agreements.

•                  Data center consolidation expenses: We incurred $4.3 million of expense related to the consolidation of data centers during the prior year. Our data center consolidation project was completed during the fourth quarter of 2014 and therefore no such expenses were incurred during 2015.

•                  Acquisition-related expenses: In April 2015, we incurred acquisition-related expenses of $2.5 million relating to the acquisition of Iris Data Services, Inc. (“Iris”) and our amortization of identifiable intangible assets expense increased by $3.9 million.

•                  Strategic and financial review expenses: We incurred $2.2 million of strategic and financial review expenses during the nine months ended September 30, 2015. See the section entitled “Strategic and Financial Review” for additional information about the continuing review.

•                  Depreciation and Amortization expense: Depreciation and Amortization expense of $28.1 million and $27.6 million for the nine months ended September 30, 2015 and 2014, respectively, reflects our higher level of recent historical capital expenditures.

•                  During fiscal years 2014 and 2013 our capital expenditures, inclusive of assets funded by capital leases and notes payable, were $40.9 million and $48.6 million, respectively, as compared to $22.7 million in 2012. We made significant investments during 2014 and 2013 to expand our global data centers and upgrade our network infrastructure both in the United States and internationally in order to support our global growth in operating revenue and to enhance data security.

•                  Our capital expenditures, inclusive of capital leases for the nine months ended September 30, 2015 were $29.0 million as compared to $29.3 million for the nine months ended September 30, 2014.

•                  We expect to continue to make capital expenditure investments in our operations including acquired businesses.

•                  Interest expense: Interest expense was $15.1 million and $12.7 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in interest expense of $2.4 million for 2015 was primarily due to the acquisition of Iris which increased our level of borrowings outstanding under the senior secured term loan and revolving credit facility together with the cost to amend the Credit Agreement.

•                  In August 2013, we entered into a new $400 million Credit Agreement to fund our higher level of capital expenditures during 2013 and 2014 as noted above, to increase our liquidity and to provide for enhanced financial flexibility to continue to pay cash dividends while also considering acquisition opportunities. The financial covenants in the new Credit Agreement are less restrictive than the ones contained in our former credit facility. Our new Credit Agreement also provides a $200 million uncommitted accordion (the “Accordion”) for access to incremental capital.

•                  In April 2015, we amended the new Credit Agreement to an aggregate amount of $475 million to utilize and borrow $75.0 million of the Accordion, borrowed $23.0 million under the revolving credit facility and together with cash balances funded our acquisition of Iris as described in Note 2 to the Condensed Consolidated Financial Statements.

Technology Trends

Operating revenue from our Europe and Asia eDiscovery operations increased 22% to $55.8 million for the nine months ended September 30, 2015 from $45.8 million for the same period of 2014 due to growth from both new and existing clients. Operating revenue from our North America eDiscovery operations was $199.2 million for the nine months ended September 30, 2015, which includes $17.9 million of revenue from the acquisition of Iris, compared to $183.0 million for the same period of 2014. Excluding the revenue from the Iris acquisition, North America eDiscovery revenue decreased by 1%, primarily due to lower document review billable hours and continued unit pricing pressures in our electronically stored information (“ESI”) service offerings and increased client ESI data volumes. We expect the pricing pressures and data volume growth related to our ESI services in North America to continue. Our Technology segment continues to be a leader in the highly fragmented global eDiscovery market and our results reflect our ability to continue to obtain new engagements in these markets.

Bankruptcy and Settlement Administration Trends

The operating results of our Bankruptcy and Settlement Administration segment largely depend on the number, size, duration and complexity of bankruptcy filings and of class action, mass tort, federal regulatory actions, data breach and litigation activity within the United States. Operating revenue from bankruptcy services decreased to $58.8 million for the nine months ended September 30, 2015 from $61.8 million for the same period of 2014, primarily due to substantial early-case noticing revenues during 2014 from a large Chapter 11 restructuring engagement. Operating revenue from settlement administrative services increased to $55.9 million for the nine months ended September 30, 2015 from $45.0 million for the same period of 2014, primarily due to large class action engagements during the second quarter of 2015. We expect the current low level of bankruptcy filings to continue for the remainder of 2015. We anticipate future operating revenue growth in our settlement administration business to be primarily driven by the demand for mass tort, federal regulatory action and data breach related services.

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

Results of Operations for the Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

The following provides information relevant to understanding our consolidated results of operations. Also see our discussion of segment results in the Results of Operations by Segment section below.

Consolidated Results of Operations

	Three Months Ended September 30,
Amounts in thousands	2015	2014	$ Change Increase / (Decrease)	% Change Increase / (Decrease)
Operating revenue	$131,325	$103,955	$27,370	26%
Reimbursable expenses	11,210	7,051	4,159	59%
Total revenue	142,535	111,006	31,529	28%
Direct costs of operating revenue (exclusive of depreciation and amortization shown separately below)	64,420	48,193	16,227	34%
Reimbursable expenses	10,712	6,827	3,885	57%
Selling, general and administrative expense	42,267	35,332	6,935	20%
Depreciation and software and leasehold amortization	9,787	9,693	94	1%
Amortization of identifiable intangible assets	5,831	3,184	2,647	83%
Fair value adjustment to contingent consideration	19	—	19	100%
Other operating expense, net	1,308	215	1,093	508%
Total operating expense	134,344	103,444	30,900	30%
Operating income	8,191	7,562	629	8%
Interest expense (income)
Interest expense	5,374	3,945	1,429	36%
Interest income	(17)	(4)	(13)	(325)%
Net interest expense	5,357	3,941	1,416	36%
Income before income taxes	2,834	3,621	(787)	(22)%
Provision for (benefit from) income taxes	22,014	(1,389)	23,403	1,685%
Net income (loss)	$(19,180)	$5,010	$(24,190)	(483)%

Consolidated Revenue

Operating revenue increased $27.3 million, or 26%, to $131.3 million during the three months ended September 30, 2015 from $104.0 million during the three months ended September 30, 2014. This change is composed of an increase of $22.7 million in the Technology segment, including $11.0 million in operating revenue from the acquisition of Iris and an increase of $4.6 million in the Bankruptcy and Settlement Administration segment. Refer to the subsequent Results of Operations by Segment for additional information.

Our total revenue includes reimbursable expenses, such as postage related to notification services. Although reimbursable expenses may fluctuate significantly from period to period, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.

Consolidated Operating Expense

Direct cost of operating revenue (exclusive of depreciation and amortization expense), increased $16.2 million, or 34%, to $64.4 million during the three months ended September 30, 2015 from $48.2 million during the three months ended September 30, 2014. This was primarily due to an increase of $5.7 million related to Iris, an increase of $5.4 million of direct compensation costs, including an increase of $4.7 million related to project-based attorneys and contractor labor in our Technology segment who perform document review services, an increase of $3.2 million in production costs primarily related to legal notification and advertising expenses in our settlement administration business and an increase of $1.4 million in production costs primarily related to software licenses and data center costs in our Technology segment.

Reimbursable expenses increased $3.9 million, or 57%, during the three months ended September 30, 2015 to $10.7 million from $6.8 million during the three months ended September 30, 2014. This corresponds to the 59% increase in Reimbursable expenses revenue and is primarily due to higher postage volumes.

Selling, general and administrative expense increased $7.0 million, or 20%, to $42.3 million during the three months ended September 30, 2015 from $35.3 million during the three months ended September 30, 2014. This was primarily due to an increase of $4.6 million related to Iris, an increase of $1.6 million in indirect salaries and benefits, an increase of $3.6 million in incentive compensation expense, and an increase of $1.0 million related to external professional services and litigation expense.  These increases were offset by a decrease of $2.3 million in bad debt expense, a decrease of $0.7 million in postemployment benefits primarily related to employee severance charges, a decrease of $0.4 million in data center transition costs and a decrease of $0.6 million in travel and entertainment expense.

Amortization of identifiable intangible assets increased $2.6 million, or 81%, during the three months ended September 30, 2015 to $5.8 million from $3.2 million during the three months ended September 30, 2014. This increase was primarily related to amortization of intangible assets acquired in connection with Iris.

Other operating expenses increased $1.1 million, or 550%, during the three months ended September 30, 2015 to $1.3 million from $0.2 million during the three months ended September 30, 2014. This increase was primarily due to acquisition and related integration expenses.

Consolidated Interest Expense

Interest expense increased $1.5 million, or 38%, to $5.4 million for the three months ended September 30, 2015, from $3.9 million for the three months ended September 30, 2014. The increase was primarily due to higher principal amount of debt outstanding during the three months ended September 30, 2015 compared to the same period of 2014 to fund the acquisition of Iris.

Consolidated Income Taxes

Our effective tax rate is impacted by the jurisdictions where our pretax income (loss) is generated and the level of pretax income (loss) generated.  The primary international jurisdictions where we operate generally have a lower statutory rate than in the U.S.  Our U.S. effective tax rate is impacted by the valuation allowance against our U.S. net deferred tax assets and the amortization of tax basis in indefinite lived intangibles resulting in an increase to tax expense.  The valuation allowance in the U.S. and the resulting mix of income (loss) in the jurisdictions where we operate causes significant variations in our overall effective tax rate compared to the actual statutory rates in the jurisdictions where we operate.

For the three months ended September 30, 2015, our consolidated income tax expense was $22.0 million compared to an income tax benefit of $1.4 million for the same period of 2014. The increase in income tax expense was primarily due to establishing a $19.0 million valuation allowance against our U.S. net deferred tax assets and the impact of increased pretax income in our foreign jurisdictions. The primary factor that caused us to establish the valuation allowance was cumulative negative U.S. earnings for the three years ended September 30, 2015. We had positive cumulative earnings in the U.S. for the three years ended June 30, 2015. See Note 8 to the Condensed Consolidated Financial Statements for further details relating to the valuation allowance.

The income tax benefit of $1.4 million for the three months ended September 30, 2014 was primarily the result of pretax losses incurred in the U.S, partially offset by pretax income in our foreign jurisdictions that have lower income tax rates than the U.S. statutory tax rate.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 10 to the Condensed Consolidated Financial Statements. The table below presents operating revenue, direct costs and selling, general and administrative expenses (including reimbursable expenses) and segment performance measure for each of our reportable segments and a reconciliation of the segment performance measure to our consolidated income before income taxes.

	Three Months Ended September 30,		$ Change Increase	% Change Increase
Amounts in thousands	2015	2014	/(Decrease)	/(Decrease)
Operating revenue
Technology	$91,847	$69,139	$22,708	33%
Bankruptcy and Settlement Administration	39,478	34,816	4,662	13%
Total operating revenue	$131,325	$103,955	$27,370	26%
Reimbursable expenses
Technology	$809	$205	$604	295%
Bankruptcy and Settlement Administration	10,401	6,846	3,555	52%
Total reimbursable expenses	11,210	$7,051	$4,159	59%
Total revenue
Technology	$92,656	$69,344	$23,312	34%
Bankruptcy and Settlement Administration	49,879	41,662	8,217	20%
Total revenue	$142,535	$111,006	$31,529	28%
Direct costs, selling, general and administrative expenses
Technology	$66,552	$49,044	$17,508	36%
Bankruptcy and Settlement Administration	35,941	28,987	6,954	24%
Intercompany eliminations	(204)	(187)	(17)	(9)%
Total direct costs, selling, general and administrative expenses	$102,289	$77,844	$24,445	31%
Segment performance measure
Technology	$26,308	$20,487	$5,821	28%
Bankruptcy and Settlement Administration	13,938	12,675	1,263	10%
Total segment performance measure	$40,246	33,162	$7,084	21%

Segment performance measure as a percentage of segment operating revenue
Technology	29%	30%		(1)%
Bankruptcy and Settlement Administration	35%	36%		(1)%
Total	31%	32%		(1)%

	Three Months Ended September 30,		$ Change Increase	% Change Increase
Amounts in thousands	2015	2014	/(Decrease)	/(Decrease)
Reconciliation of segment performance measure to consolidated income before income taxes
Segment performance measure	$40,246	$33,162	$7,084	21%
Unallocated corporate expenses	(11,553)	(11,805)	252	2%
Share-based compensation expense	(3,557)	(703)	(2,854)	(406)%
Depreciation and software and leasehold amortization	(9,787)	(9,693)	(94)	(1)%
Amortization of identifiable intangible assets	(5,831)	(3,184)	(2,647)	(83)%
Fair value adjustment to contingent consideration	(19)	—	(19)	(100)%
Other operating expense, net	(1,308)	(215)	(1,093)	(508)%
Operating income	8,191	7,562	629	8%
Interest expense, net	(5,357)	(3,941)	(1,416)	(36)%
Income before income taxes	$2,834	$3,621	$(787)	(22)%

Technology Segment

Operating revenue increased $22.7 million, or 33%, to $91.8 million during the three months ended September 30, 2015 from $69.1 million during the three months ended September 30, 2014. This increase was primarily due to $11.0 million of revenue from our acquisition of Iris, an increase of $7.7 million in North America document review revenue as the result of an increase in billable hours, an increase of $2.3 million in North America ESI revenue as the result of an increase in demand for services and an increase of $1.7 million in Europe and Asia eDiscovery revenue as the result of growth in both document review and ESI service revenues.

Revenue from reimbursable expenses increased to $0.8 million for the three months ended September 30, 2015 from $0.2 million during the three months ended September 30, 2014, primarily due to an increase in reimbursable third party production costs. Our direct costs associated with reimbursable expenses are included in Direct costs, selling, general and administrative expenses in the table above.

Direct costs, selling, general and administrative expenses increased $17.6 million, or 36%, to $66.6 million during the three months ended September 30, 2015 from $49.0 million during the three months ended September 30, 2014. This was primarily due to an increase of $10.3 million related to Iris, an increase of $5.4 million in employee salaries and benefits, including $4.7 million related to project-based attorneys and contractor legal professionals associated with the increase in document review revenue, an increase in production costs of $1.4 million primarily related to third party software and data center expenses and an increase of $1.6 million in employee incentive compensation. These increases were offset by a decrease of $2.1 million in bad debt expense.

Bankruptcy and Settlement Administration Segment

Operating revenue increased $4.7 million, or 14%, to $39.5 million during the three months ended September 30, 2015 from $34.8 million during the three months ended September 30, 2014. This was primarily due to an increase of $4.2 million in revenue from our settlement administration business primarily related to noticing services and an increase of $0.5 million in revenue from our bankruptcy business as the result of timing of engagements.

Revenue from reimbursable expenses increased $3.6 million, or 53%, during the three months ended September 30, 2015 to $10.4 million from $6.8 million during the three months ended September 30, 2014, primarily due to an increase in reimbursable postage costs. Our direct costs associated with reimbursable expenses are included in Direct costs, selling, general and administrative expenses in the table above.

Direct costs, selling, general and administrative expenses increased $6.9 million, or 24%, to $35.9 million during the three months ended September 30, 2015 from $29.0 million during the three months ended September 30, 2014. This was primarily due to an increase of $3.7 million in legal notification, advertising costs and other production cost and an increase of $3.4 million in reimbursed direct costs, primarily consisting of postage costs.

Results of Operations for the Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

The following provides information relevant to understanding our consolidated results of operations. Also see our discussion of segment results in the Results of Operations by Segment section below.

Consolidated Results of Operations

	Nine Months Ended September 30,
Amounts in thousands	2015	2014	$ Change Increase / (Decrease)	% Change Increase / (Decrease)
Operating revenue	$369,637	$335,626	$34,011	10%
Reimbursable expenses	29,936	23,707	6,229	26%
Total revenue	399,573	359,333	40,240	11%
Direct costs of operating revenue (exclusive of depreciation and amortization shown separately below)	183,350	163,361	19,989	12%
Reimbursable expenses	28,506	23,064	5,442	24%
Selling, general and administrative expense	126,104	125,870	234	—
Depreciation and software and leasehold amortization	28,050	27,648	402	1%
Amortization of identifiable intangible assets	13,326	9,470	3,856	41%
Impairment of goodwill and identifiable intangible assets	1,162	—	1,162	100%
Fair value adjustment to contingent consideration	(1,182)	1,142	(2,324)	(204)%
Other operating expense, net	4,306	792	3,514	444%
Total operating expense	383,622	351,347	32,275	9%
Operating income	15,951	7,986	7,965	100%
Interest expense (income)
Interest expense	15,083	12,674	2,409	19%
Interest income	(22)	(17)	(5)	(29)%
Net interest expense	15,061	12,657	2,404	19%
Income (loss) before income taxes	890	(4,671)	5,561	119%
Provision for (benefit from) income taxes	21,578	(3,964)	25,542	644%
Net loss	$(20,688)	$(707)	$(19,981)	2,826%

Consolidated Revenue

Operating revenue increased $34.0 million, or 10%, to $369.6 million during the nine months ended September 30, 2015 from $335.6 million during the nine months ended September 30, 2014. The increase is composed of an increase of $26.2 million in the Technology segment, including $18.7 million in operating revenue from the acquisition of Iris and an increase of $7.8 million in the Bankruptcy and Settlement Administration segment. Refer to the subsequent Results of Operations by Segment for additional information.

Our total revenue includes reimbursable expenses, such as postage related to notification services. Although reimbursable expenses may fluctuate significantly from period to period, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.

Consolidated Operating Expense

Direct cost of operating revenue (exclusive of depreciation and amortization expense), increased $20.0 million, or 12%, to $183.4 million during the nine months ended September 30, 2015 from $163.4 million during the nine months ended September 30, 2014. This was primarily due to an increase of $8.8 million related to Iris, an increase of $8.2 million in production costs primarily related to legal notification and advertising expenses in our settlement administration business, an increase of $5.0 million in production costs related to software licenses, data center costs and other production costs in our Technology segment and an increase of $3.2 million in incentive compensation expense. These increases were offset by a decrease of $2.0 million in direct compensation expense, a decrease of $1.4 million in data center migration costs, a decrease of $1.2 million in postemployment benefits primarily related to employee severance charges and a decrease of $1.0 million in production costs related to our bankruptcy business as the result of a decrease in revenues.

Reimbursable expenses increased $5.4 million, or 23%, during the nine months ended September 30, 2015 to $28.5 million from $23.1 million during the nine months ended September 30, 2014. This corresponds to the increase in Reimbursable expenses revenue and is primarily due to higher postage volumes.

Selling, general and administrative expense increased $0.2 million to $126.1 million during the nine months ended September 30, 2015 from $125.9 million during the nine months ended September 30, 2014. This was primarily due to an increase of $8.7 million related to Iris, an increase of $4.2 million in indirect compensation expenses, an increase of $6.0 million in employee incentive compensation expense and an increase of $1.7 million related to our strategic and financial review process. These increases were offset by a decrease of $10.9 million in postemployment benefits primarily related to executive resignation agreements recognized during the nine months ended September 30, 2014, a decrease of $2.9 million in travel and entertainment expense, a decrease of $2.7 million in bad debt expense and a decrease of $2.0 million in external professional services and litigation expense.  Other miscellaneous general and administrative expenses decreased by $1.9 million during the nine months ended September 30, 2015 compared to the same period of 2014.

Amortization of identifiable intangible assets increased $3.8 million, or 40%, during the nine months ended September 30, 2015 to    $13.3 million from $9.5 million during the nine months ended September 30, 2014. This increase was primarily related to amortization of intangible assets acquired in connection with Iris.

For the nine months ended September 30, 2015, there was $1.2 million of expense related to impairment of goodwill and identifiable intangible assets related to Minus 10. See Note 3 to the Condensed Consolidated Financial Statements for additional information.

For the nine months ended September 30, 2015, there was $1.2 million of income related to the fair value adjustment to contingent consideration related to the Minus 10 acquisition. For the nine months ended September 30, 2014, there was $1.1 million of expense related to the fair value adjustment to contingent consideration related to the De Novo Legal LLC acquisition. See Note 7 to the Condensed Consolidated Financial Statements for additional information.

Other operating expenses increased $3.5 million, or 438%, during the nine months ended September 30, 2015 to $4.3 million from $0.8 million during the nine months ended September 30, 2014. This increase was primarily related to an increase in acquisition-related expenses, including $2.5 million of expense incurred in connection with the Iris acquisition.

Consolidated Interest Expense

Interest expense increased $2.4 million, or 19%, to $15.1 million for the nine months ended September 30, 2015, from $12.7 million for the nine months ended September 30, 2014. The increase was primarily due to higher principal amount of debt outstanding during the nine months ended September 30, 2015 compared to the same period of 2014 to fund the acquisition of Iris.

Consolidated Income Taxes

Our effective tax rate is impacted by the jurisdictions where our pretax income (loss) is generated and the level of pretax income (loss) generated.  The primary international jurisdictions where we operate generally have a lower statutory rate than in the U.S.  Our U.S. effective tax rate is impacted by the valuation allowance against our U.S. net deferred tax assets and the amortization of tax basis in indefinite lived intangibles resulting in an increase to tax expense.  The valuation allowance in the U.S. and the resulting mix of income (loss) in the jurisdictions where we operate causes significant variations in our overall effective tax rate compared to the actual statutory rates in the jurisdictions where we operate.

For the nine months ended September 30, 2015, our consolidated income tax expense was $21.6 million compared to an income tax benefit of $4.0 million for the same period of 2014. The increase in income tax expense was primarily due to establishing a $19.0 million valuation allowance against our U.S. net deferred tax assets and the impact of increased pretax income in our foreign jurisdictions. The primary factor that caused us to establish the valuation allowance was cumulative negative U.S. earnings for the three years ended September 30, 2015. We had positive cumulative earnings in the U.S. for the three years ended June 30, 2015. See Note 8 to the Condensed Consolidated Financial Statements for further details relating to the valuation allowance.

The income tax benefit of $4.0 million for the nine months ended September 30, 2014 was primarily the result of pretax losses incurred in the U.S, partially offset by pretax income in our foreign jurisdictions that have lower income tax rates than the U.S. statutory tax rate.

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

	Nine Months Ended September 30,		$ Change Increase	% Change Increase
Amounts in thousands	2015	2014	/(Decrease)	/(Decrease)
Operating revenue
Technology	$255,029	$228,831	$26,198	11%
Bankruptcy and Settlement Administration	114,608	106,795	7,813	7%
Total operating revenue	$369,637	$335,626	$34,011	10%
Reimbursable expenses
Technology	$1,431	$2,162	$(731)	(34)%
Bankruptcy and Settlement Administration	28,505	21,545	6,960	32%
Total reimbursable expenses	$29,936	$23,707	$6,229	26%
Total revenue
Technology	$256,460	$230,993	$25,467	11%
Bankruptcy and Settlement Administration	143,113	128,340	14,773	12%
Total revenue	$399,573	$359,333	$40,240	11%
Direct costs, selling, general and administrative expenses
Technology	$189,212	$168,296	$20,916	12%
Bankruptcy and Settlement Administration	106,994	89,811	17,183	19%
Intercompany eliminations	(1,311)	(625)	(686)	(110)%
Total direct costs, selling, general and administrative expenses	$294,895	$257,482	$37,413	15%
Segment performance measure
Technology	$68,559	$63,322	$5,237	8%
Bankruptcy and Settlement Administration	36,119	38,529	(2,410)	(6)%
Total segment performance measure	$104,678	$101,851	$2,827	3%

Segment performance measure as a percentage of segment operating revenue
Technology	27%	28%		(1)%
Bankruptcy and Settlement Administration	32%	36%		(4)%
Total	28%	30%		(2)%

	Nine Months Ended September 30,		$ Change Increase	% Change Increase
Amounts in thousands	2015	2014	/(Decrease)	/(Decrease)
Reconciliation of segment performance measure to consolidated income (loss) before income taxes
Segment performance measure	$104,678	$101,851	$2,827	3%
Unallocated corporate expenses	(32,582)	(49,834)	17,252	35%
Share-based compensation expense	(10,483)	(4,979)	(5,504)	(111)%
Depreciation and software and leasehold amortization	(28,050)	(27,648)	(402)	(1)%
Amortization of identifiable intangible assets	(13,326)	(9,470)	(3,856)	(41)%
Impairment of goodwill and identifiable intangible assets	(1,162)	—	(1,162)	(100)%
Fair value adjustment to contingent consideration	1,182	(1,142)	2,324	204%
Other operating expense, net	(4,306)	(792)	(3,514)	(444)%
Operating income	15,951	7,986	7,965	100%
Interest expense, net	(15,061)	(12,657)	(2,404)	(19)%
Income (loss) before income taxes	$890	$(4,671)	$5,561	119%

Technology Segment

Operating revenue increased $26.2 million, or 11%, to $255.0 million during the nine months ended September 30, 2015 from $228.8 million during the nine months ended September 30, 2014. The increase was primarily due to $18.7 million of revenue from our acquisition of Iris, an increase of $9.2 million in Europe and Asia eDiscovery revenues as the result of growth in both document review and ESI service revenue, offset by a decrease of $1.7 million in ESI and document review revenues in North America as the result of lower document review billable hours and unit pricing pressures for our ESI services.

Revenue from reimbursable expenses decreased $0.8 million, or 36% to $1.4 million during the three months ended September 30, 2015 from $2.2 million during the three months ended September 30, 2014, primarily due to a decrease in reimbursable third party production costs. Our direct costs associated with reimbursable expenses are included in Direct costs, selling, general and administrative expenses in the table above.

Direct costs, selling, general and administrative expenses increased $20.9 million, or 12%, to $189.2 million during the nine months ended September 30, 2015 from $168.3 million during the nine months ended September 30, 2014. This was primarily due to an increase of $17.4 million related to Iris, an increase of $5.0 million in production costs primarily related to third party software, data center related expenses and other production costs, an increase of $2.7 million in employee incentive compensation and an increase of $0.8 million in lease expense. These increases were offset by a decrease of $2.4 million in bad debt expense, a decrease of $2.4 million in miscellaneous general and administrative expenses such as utilities and office supplies and a decrease of $0.5 million in travel and entertainment expense.

Bankruptcy and Settlement Administration Segment

Operating revenue increased $7.8 million, or 7%, to $114.6 million during the nine months ended September 30, 2015 from $106.8 million during the nine months ended September 30, 2014. This was primarily due to an increase of $10.8 million in settlement administration revenue driven by the timing of large class action engagements, offset by a decrease in corporate restructuring revenue of $3.4 million primarily due to substantial early-case noticing revenues during 2014.

Revenue from reimbursable expenses increased $7.0 million, or 33%, during the nine months ended September 30, 2015 to $28.5 million from $21.5 million during the nine months ended September 30, 2014, primarily due to an increase in reimbursable postage costs. Our direct costs associated with reimbursable expenses are included in Direct costs, selling, general and administrative expenses in the table above.

Direct costs, selling, general and administrative expenses increased $17.2 million, or 19%, to $107.0 million during the nine months ended September 30, 2015 from $89.8 million during the nine months ended September 30, 2014. This increase was primarily due to an increase of $7.2 million in legal notification, advertising costs and other production related expenses, an increase of $4.1 million in employee compensation expenses and an increase of $6.1 million in reimbursed direct costs, primarily postage costs. These increases were offset by a decrease of $0.5 million in travel and entertainment expenses and a decrease of $0.3 million in bad debt expense.

Liquidity and Capital Resources

Overview

We had $12.6 million in cash and cash equivalents as of September 30, 2015, of which $6.8 million was held by our foreign subsidiaries at financial institutions outside of the United States. We consider the earnings of our foreign subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. In the event that we decide to repatriate foreign earnings, we would have to adjust the income tax provision in the period when we determine that the earnings will no longer be indefinitely invested outside the United States.

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

We believe that existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, borrowing capacity under our credit facility, will be sufficient to meet our expected operating and debt service requirements for at least the next 12 months. As we expect to continue to generate positive free cash flow in 2015 and beyond, we expect to continue to repay or refinance the amounts outstanding under our credit facility as or before they become due and payable.

Operating Activities

Our operating activities provided net cash of $46.8 million during the nine months ended September 30, 2015. Included in net cash provided by operating activities was a net loss of $20.7 million which included $78.7 million of non-cash expenses for a total contribution to operating cash flows of $58.0 million from our net loss adjusted to exclude non-cash expenses. Cash provided by operating activities also included an $11.2 million use of cash resulting from net changes in operating assets and liabilities, primarily from a $13.4 million increase in accounts receivables due to a sequential increase in our quarterly revenue as compared to the prior period and a decrease in accounts payable and other accrued liabilities of $6.1 million. These uses of cash were partially offset by a decrease in income taxes receivable of $5.2 million resulting from recovery of cash taxes paid in prior years. Changes in other operating assets and liabilities generated operating cash flows of $3.1 million. Trade accounts receivable fluctuates from period to period depending on the change in revenue and the timing of revenue and collections. Accounts payable fluctuates from period to period depending on the timing of purchases and payments.

Our operating activities provided net cash of $37.4 million during the nine months ended September 30, 2014. Included in net cash used by operating activities was a net loss of $0.7 million which included $44.5 million of non-cash expenses for a total contribution to operating cash flows of $43.8 million from our net loss adjusted to exclude non-cash expenses. Cash used by operating activities also included a $6.4 million net use of cash resulting from changes in operating assets and liabilities, primarily from a $7.6 million decrease in accounts payable and other liabilities and an increase in income taxes receivable of $8.3 million. These uses of cash were partially offset by an $11.5 million decrease in trade accounts receivable.

Investing Activities

We used cash of $146.9 million and $28.5 million during the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, we used $124.6 million to fund the acquisition of Iris and $0.3 million to fund the acquisition of Minus 10, respectively. We used $15.2 million and $23.4 million during the nine months ended September 30, 2015 and 2014, respectively, to fund purchases of property and equipment, including computer hardware and purchased software licenses primarily for our Technology segment and computer hardware primarily for our network infrastructure. Software development is essential to our continued growth, and we used cash of $7.3 million and $5.4 million during the nine months ended September 30, 2015 and 2014, respectively, to fund internal costs related to the development of software. Additionally, proceeds from the sale of property and equipment were $0.1 and $0.6 million during the nine months ended September 30, 2015 and 2014, respectively.

Financing Activities

During the nine months ended September 30, 2015, we had borrowings of $98.0 million under our Credit Agreement that we incurred primarily to fund the acquisition of Iris and capital expenditures. We also paid $27.0 million of principal payments related to our debt. We paid $1.7 million of debt issuance cost in conjunction with the second and third amendments to our Credit Agreement. We also paid $9.9 million in dividends and used $4.2 million to repurchase shares we are required to repurchase to satisfy employee tax withholding obligations upon the vesting of restricted stock awards. Cash proceeds from the exercise of stock options were $3.3 million.

During the nine months ended September 30, 2014 we repaid $2.3 million under the Credit Agreement along with $6.6 million of principal payments related to other debt. We paid $0.8 million of debt issuance cost in conjunction with the first amendment to our Credit Agreement. We also paid $5.0 million of deferred acquisition consideration related to the December 2011 acquisition of De Novo Legal LLC. In addition, we paid $9.5 million in dividends and used $4.0 million to repurchase shares we are required to repurchase to satisfy employee tax withholding obligations upon the vesting of restricted stock awards. Cash proceeds from the exercise of stock options were $10.4 million.

Credit Agreement

In August 2013, we entered into a $400 million senior secured credit facility, which originally consisted of a $100 million senior secured revolving loan commitment, maturing in August 2018, and a $300 million senior secured term loan, maturing in August 2020 (the “Credit Agreement”). The credit facility is secured by liens on our real property and a significant portion of our personal property. Our Credit Agreement also provides a $200 million uncommitted Accordion for access to incremental capital. The Accordion provides for increasing the senior secured term loan from the original $300 million up to $500 million and/or increasing the total capacity under the senior secured revolving loan commitment from its original $100 million up to a maximum of $200 million with the aggregate total increase in the term loan and revolving loans not to exceed $200 million. On April 30, 2015, we amended the new Credit Agreement to a new aggregate amount of $475 million to utilize and borrow a portion of the Accordion as described below.

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

In addition, the Credit Agreement contains certain annual mandatory prepayment terms based on a percentage of excess cash flow. Excess cash flow, as defined in the Credit Agreement consists of Consolidated EBITDA (as defined in the Credit Agreement) adjusted for capital expenditures, changes in working capital, interest paid, income taxes paid, principal payments, dividends and certain acquisition-related obligations. Such annual mandatory prepayments are required when the applicable year end net leverage ratio exceeds 2.75 to 1.00 and any payments reduce proportionately the remaining quarterly principal payments. During the first quarter of 2015, we made a $0.6 million excess cash flow payment relating to the period ending December 31, 2014.

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

Under our Credit Agreement, our ability to declare and pay dividends and repurchase securities from equity holders is limited by a requirement that such payments are not to exceed, in the aggregate, 50% of net income, as adjusted, on a cumulative basis for all quarterly periods from the closing date of the credit facility and ending prior to the date of payment or repurchase. Adjustments to Consolidated Net Income (as defined in the Credit Agreement) include among other items, the exclusion of extraordinary items, specified severance costs, cumulative effect of a change in accounting principle, intangible asset amortization and impairment charges, non-cash compensation expense, cumulative effect of foreign currency translations, and gains or losses from discontinued operations. Further, we are not allowed to declare and pay dividends and repurchase securities from equity holders if our net leverage ratio on a pro forma basis would exceed 4.25 to 1.0 or if our pro forma unused capacity on the senior secured revolving loan would be less than $25 million. The amounts outstanding under the credit facility may be accelerated upon the occurrence of an event of default under the Credit Agreement.

As of September 30, 2015:

•                  We were in compliance with all financial covenants.

•                  Our outstanding borrowings under the senior secured term loan and senior secured revolving loan were $368.1 million and $7.0 million, respectively.

•                  We had $0.9 million in letters of credit outstanding that reduce the borrowing capacity under the senior secured revolving loan.

•                  All outstanding borrowings under the senior secured term loan were based on the 0.75% LIBOR floor and the applicable margin was 3.75% for an aggregate floating rate floor of 4.50%.

•                  All outstanding borrowings under the senior secured revolving loan were based on the prime rate and an applicable margin of 4.25% for an aggregate floating rate floor of 4.44%.

See Note 4 to the Condensed Consolidated Financial Statements for additional information related to the credit facility.

Business Acquisition

On April 30, 2015, Epiq completed the acquisition of all of the capital stock of Iris pursuant to a Stock Purchase Agreement dated April 7, 2015 (the “Purchase Agreement”).

Under the terms of the Purchase Agreement, the aggregate purchase consideration was $133.7 million (the “Purchase Consideration”), consisting of $124.6 million in cash consideration (“Cash Consideration”) and $9.1 million of assumed capital lease obligations of the seller. The Cash Consideration was funded with existing cash and borrowings under our Credit Agreement. Of the Cash Consideration, $68.6 million was paid to the seller at closing, and $55.2 million was distributed by Iris to participants in the Amended and Restated Iris Data Services, Inc. Participation Plan (the “Plan”), in accordance with the terms of the Plan and the Purchase Agreement. The remaining Cash Consideration of $0.8 million was paid to the seller and participants in the Plan during the three month ended September 30, 2015. The distributions to the participants in the Plan are expected to result in post-closing tax benefits to Epiq of approximately $23.0 million. In addition, of the Cash Consideration, approximately $13.0 million was placed in escrow for fifteen months after the closing as security for potential future indemnification claims.

Dividends

On September 9, 2015, the Board declared a cash dividend of $0.09 per outstanding share of common stock payable on November 16, 2015 to shareholders of record as of the close of business on October 15, 2015. The aggregate amount of the dividends declared for the nine months ended September 30, 2015 and 2014 was $10.1 million and $9.7 million, respectively. We paid cash dividends of $9.9 million, or $0.27 per share of common stock, during the nine months ended September 30, 2015 as compared to cash dividends of $9.5 million, or $0.27 per share of common stock, paid during the nine months ended September 30, 2014.

Share Repurchase Program

On November 6, 2013, our Board approved and authorized the 2014 Share Repurchase Program, which consists of the repurchase, on or prior to December 31, 2015, of our outstanding shares of common stock up to an aggregate of $35.0 million. The 2014 Share Repurchase Program became effective on January 1, 2014. As of September 30, 2015, there have been no repurchases of shares of common stock under the 2014 Share Repurchase Program.

Contractual Obligations

The following table summarizes contractual obligations as of September 30, 2015, that primarily as a result of the Iris acquisition, have materially changed from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Form 10-K.

	Payments Due By Period (in thousands)
Contractual Obligation	Remainder of 2015	2016	2017	2018	2019	2020 & After	Total
Long-term obligations(1)	$5,132	$20,424	$20,260	$26,992	$19,620	$361,852	$454,280
Capital lease obligations(2)	1,230	4,311	3,774	2,786	1,930	1,746	15,777
Operating leases(3)	5,034	8,091	6,440	6,226	5,674	25,859	57,324

(1)                                 Includes scheduled principal and interest payments under our Credit Agreement which matures in August 2020, assuming interest rates in effect as of September 30, 2015. On April 30, 2015, we entered into the Third Amendment to the Credit Agreement increasing the borrowings outstanding under the senior secured term loan by $75.0 million. Additionally, we borrowed $7.0 million net under the senior secured revolving loan during the nine months ended September 30, 2015.

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

Critical Accounting Policies and Estimates

We disclose critical accounting policies and estimates that require management to use significant judgment or that require significant estimates in our 2014 Form 10-K. Management regularly reviews the selection and application of our critical accounting policies. There have been no material updates to the critical accounting policies and estimates contained in our 2014 Form 10-K except as disclosed below.

Annual Goodwill Recoverability Test

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on at least an annual basis, as of July 31, at a reporting unit level and have identified our operating segments (Technology and Bankruptcy and Settlement Administration) as our reporting units for purposes of testing for goodwill impairment.

Our goodwill impairment test consists of a two-step process. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We considered both a market approach and an income approach in order to develop an estimate of the fair value of each reporting unit for purposes of our annual impairment test. When available, and as appropriate, we use market multiples derived from a set of competitors or companies with comparable market characteristics to establish fair values for a particular reporting unit (market approach). We also estimate fair value using discounted projected cash flow analysis (income approach). Potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. In addition, financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital, used to determine our discount rate, and through our stock price, used to determine our market capitalization.

The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. As of July 31, 2015, which is the date of our most recent impairment test, the fair value of each of our reporting units was in excess of the carrying value of the reporting unit.

The following table illustrates the percentages by which each reporting unit’s fair value and our aggregate fair value exceeded its carrying value as of July 31, 2015. In addition the table includes sensitivity analyses related to changes in certain key assumptions for each reporting unit. The impact of each assumption change within the sensitivity analyses was calculated independently and excludes the impact of the other assumed changes.

	Technology	Bankruptcy and Settlement Administration
Fair Values in Excess of Carrying Values
Percentage by which fair value exceeds carrying value as of July 31, 2015	34%	59%
Sensitivity Analysis—Change in Certain Key Assumptions
Percentage by which fair value would exceed carrying value:
• 25 basis points increase in discount rate(1)	30%	54%
• 25 basis points decrease in long-term growth rate(1)	32%	55%

(1)         Assumes all other inputs remain the same; the impact of each assumption change within the sensitivity analyses above was calculated independently and excludes the impact of the other assumed changes.

As of September 30, 2015, there have been no events since our last annual test to indicate that it is more likely than not that the recorded goodwill balance had become impaired. As of September 30, 2015, goodwill for the Technology and Bankruptcy and Settlement Administration reporting units was $263.8 million and $215.0 million, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed include interest rates under our credit facility, fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue, and foreign exchange rates giving rise to translation.

Interest Rate Risk

Credit Facility

The senior secured term loan under our credit facility bears interest as follows: (1) 2.75% plus prime rate subject to a 1.75% floor; or (2) 3.75% plus one, two, three or six month LIBOR rate subject to a 0.75% LIBOR floor for an aggregate floating rate floor of 4.50%. As of September 30, 2015, all outstanding borrowings under the term loan were based on LIBOR subject to an aggregate floating rate floor of 4.50%.

The senior secured revolving loan under our credit facility bears interest as follows: (1) for base rate advances, borrowings bear interest at prime rate plus 225 to 325 basis points; and (2) for LIBOR advances, borrowings bear interest at LIBOR plus 325 to 425 basis points. As of September 30, 2015, all outstanding borrowings under the senior secured revolving loan were based on the LIBOR rate plus 425 basis points for an aggregate floating rate of 4.44%.

Based on sensitivity analyses we performed for the three and nine months ended September 30, 2015, a hypothetical 100 basis point movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

Interest Rate Derivatives

In November 2013, we entered into a two-year 3% interest rate cap agreement for a notional amount of $150.0 million equal to the portion of the senior secured term loan being hedged. In August 2015, the interest rate cap expired with a fair value on the date of expiration that was immaterial to the Condensed Consolidated Financial Statements.

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

The objective of entering into this interest rate swap was to eliminate the variability of the cash flows in interest payments related to the portion of the debt being hedged. The interest rate swap qualifies as a cash flow hedge and, as such, is being accounted for at estimated fair value with changes in estimated fair value being deferred in accumulated other comprehensive income (loss) until such time as the hedged transaction is recognized in earnings. As of September 30, 2015, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risks of rising interest rates. The fair value of the interest rate swap at September 30, 2015 was a liability of $4.5 million.

Chapter 7 Deposit-based fees

We earn deposit-based and service fees from our Chapter 7 bankruptcy services. Deposit-based and service fees are earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients. The deposit-based fees we earn are based on assets placed on deposit by our trustee clients and may vary based on fluctuations in short-term interest rates. As of September 30, 2015, our trustee clients had $1.3 billion of assets placed on deposit with designated financial institutions.

Based on sensitivity analysis we performed for the three and nine months ended September 30, 2015, a hypothetical 100 basis point movement in interest rates would not have had a material effect on our consolidated financial position, results from operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 100 basis point increase in foreign exchange rates applied to our historical results of operations for the three and nine months ended September 30, 2015 which indicated that such a movement would not have had a material effect on our total revenues or results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.                        Risk Factors

There have been no material changes in our Risk Factors from those disclosed in our 2014 Form 10-K that was filed with the SEC.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

We have a policy that requires us to purchase shares of our common stock to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options and, at the participant’s election, shares of common stock surrendered to the Company for satisfaction of the exercise price of stock options under the amended and restated Epiq Systems, Inc. 2004 Equity Incentive Plan (the “Current Plan”). During the three months ended September 30, 2015, we purchased shares of our common stock as follows.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 — July 31	7,963	$16.93	—	$35,000,000
August 1 — August 31	—	—	—	$35,000,000
September 1 — September 30	—	—	—	$35,000,000
Total	7,963		—

(1)   Represents shares of common stock surrendered to us by a participant under the Current Plan to satisfy employee tax withholding obligations upon the vesting of a restricted stock award.

(2)   The price paid per share was based on the closing trading price of our common stock on the date on which we purchased shares from the participant under the Current Plan.

(3)   On November 6, 2013, our Board approved and authorized the 2014 Share Repurchase Program that allows us to repurchase, on or prior to December 31, 2015, outstanding shares of common stock up to an aggregate of $35.0 million. As of September 30, 2015, there were no repurchases of shares of common stock under the 2014 Share Repurchase Program.

Item 6.                                 Exhibits

10.1

Epiq Systems, Inc. 2015 Inducement Award Plan. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015.

10.2

Form of Epiq Systems, Inc. Non-Qualified Inducement Stock Option Agreement. Incorporated by reference and previously filed as Exhibit 10.2 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on September 4, 2015.

10.3

Form of Epiq Systems, Inc. Inducement Restricted Stock Award Agreement. Incorporated by reference and previously filed as Exhibit 10.3 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on September 4, 2015.

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

†

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language). : (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Changes in Equity for the nine months ended September 30, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiq Systems, Inc.

Date: November 3, 2015	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2015	/s/ Karin-Joyce Tjon Sien Fat
Karin-Joyce Tjon Sien Fat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)