Form 10-K
period 2015-12-31
EPIQ SYSTEMS INC
filed 2016-03-01
CIK 1027207

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting common stock held by non-affiliates of the registrant based upon the last reported sale price on June 30, 2015, was $562.0 million. There were 37,672,402 shares of common stock, $0.01 par value, outstanding at February 25, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2016 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

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

PART I

ITEM 1.    BUSINESS

        Unless expressly indicated or the context requires otherwise, the terms "Epiq," "Company," "we," "us," and "our" in this report refer to Epiq Systems, Inc., and where appropriate, to one or more of our wholly-owned subsidiaries.

Company Overview

        Epiq is a leading provider of professional services and integrated technology for the legal profession. We combine expert services, proprietary and select third-party software, and a global infrastructure to serve our clients as a strategic partner. Our innovative solutions and professional services are designed for a variety of client legal matters, including litigation, investigations, financial transactions and regulatory compliance as well as the administration of corporate restructuring and bankruptcies, class action and mass tort proceedings, federal regulatory actions and data breach responses.

        Our clients include top-tier law firms, in-house legal departments of major corporations, bankruptcy trustees, government agencies, mortgage processors and financial institutions. Among law firms, we work extensively with Am Law 100 firms in the United States, Magic Circle firms in the United Kingdom, and leading regional, boutique and specialty law firms. Among corporate clients, we have substantial relationships with Fortune 500® and other large, multinational companies in a variety of industries, including financial services, pharmaceuticals, insurance, technology, retailers and others.

        Our team includes former practicing litigators, bankruptcy attorneys, plaintiff's counsel, defense counsel, eDiscovery counsel and other professionals who are leaders in their areas of expertise. While Epiq does not engage in the practice of law and thus does not offer legal advice, we draw heavily from our subject-matter expertise in the legal profession to assist clients to achieve the best outcome possible on each and every project.

        We were incorporated in the State of Missouri on July 13, 1988, and on July 15, 1988 acquired all of the assets of an unrelated predecessor corporation.

        We operate through the following two reportable segments:

  •
  Technology

  •
  Bankruptcy and Settlement Administration

        For financial information on our segment results, see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 "Segment Information" to the Consolidated Financial Statements.

Technology Segment

        Our Technology segment provides eDiscovery managed services and technology-enabled solutions to companies and law firms. Our full-service offices have a data center, on-site technical staff, on-site project management capabilities and local consulting capacities in North America, Europe and Asia. Epiq offers solutions to support client relationships globally.

Recent Business Acquisition

        On April 30, 2015, we acquired Iris Data Services, Inc. ("Iris"), a leading provider of managed services for the legal profession. The Iris acquisition significantly accelerated Epiq's strategic plan to offer managed services solutions to its existing global client base while bringing Epiq's eDiscovery and document review resources to a new client base.

Electronically Stored Information ("ESI") Services

        We offer our clients a full suite of ESI solutions, including data collection, filtering and processing, hosting, document prioritization and data production. Our ESI software solutions have the capability to host millions of documents for review across multiple geographies and in more than 195 foreign languages. We offer our clients any or all of the following ESI services:

  •
  Data collection.  We have experts deployed globally to navigate through country-specific data protection laws.

  •
  Data filtering and processing.  We offer global filtering and processing of data using our proprietary software solution eDataMatrix®.

  •
  Data hosting.  We offer clients access to global technology-enabled document review solutions such as our DocuMatrix® solution and kCura's Relativity®.

  •
  Document prioritization.  Our document prioritization services and software solutions, proprietary hosting and predictive coding solutions are available globally and can be deployed on-site.

  •
  Production.  We offer high-volume data production capacity.

        eDataMatrix® is a proprietary software solution developed and hosted by Epiq that has advanced filtering capabilities and complex data extraction tools, capable of extracting text within each data file's metadata such as its time stamp, authorship, version information and other meaningful data elements. Post-processed data can be loaded into a hosting environment at one of Epiq's worldwide data centers where data can be reviewed or inspected by our end-user clients using our DocuMatrix® software solution or a third-party software solution such as Relativity®.

        DocuMatrix® is a proprietary software solution software developed and hosted by Epiq that allows for efficient attorney review and data requests. DocuMatrix® allows our end-user clients to search documents with complex criteria, including key words within the documents and values for metadata fields, eliminate duplicate documents from a collection of files and group near-duplicate documents (e.g., various draft versions of the same document).

eDiscovery Managed Services

        Our eDiscovery managed services provide our clients with a self-service eDiscovery solution as an alternative to outsourcing eDiscovery on a case-by-case basis. We provide clients with their own internal, 24/7 capability for eDiscovery processing, hosted document review, evidence handling and storage management. Our clients receive access to software such as ArcSM and HorizonSM in a hosted environment to perform eDiscovery, as well as the workflow management protocols to integrate these capabilities. We work with each client to custom design a managed services environment to suit their capacity and workflow requirements for a fixed monthly fee. Managed services engagements typically involve multi-year contracts and recurring revenue streams.

        ArcSM is a propriety software solution developed and hosted by Iris that we combine with certain third-party document review software such as Relativity® to allow our clients the ability to conduct their eDiscovery activities in a scalable, secure technology environment. ArcSM provides our clients with full control over the eDiscovery process without the complexity that traditionally comes with a full in-house solution.

        HorizonSM is a propriety workflow and data tracking software solution developed and hosted by Iris that allows our clients to conduct eDiscovery activities in managed services environments that are customizable to the data requirements of each client.

Professional Services

Document Review

        Our document review services enable our corporate clients and/or their outside counsel to outsource to us some or all of the tasks associated with reviewing large document collections in an eDiscovery project, including interviewing and hiring qualified legal professionals for limited-duration document review work, developing the document review protocol, providing sufficient office space and equipping it with secure workstations, training the review legal professionals, providing guidance to the client's outside counsel throughout the review process and providing project management services.

        We make extensive use of a variable workforce for document review engagements and only bring on staff as projects commence. The review team may range from a few legal professionals to several hundred legal professionals at a time. Document reviewers generally work from secure document review pods designed to protect the confidentiality of our clients' sensitive data (e.g., neither removable storage media nor printers are used in the review pods).

Forensics and Consulting

        Our team of experienced consultants offers clients assistance with issues such as information governance, litigation readiness, data collection (either on-site or remote collection), forensic consulting, affidavit preparation and expert testimony.

Bankruptcy and Settlement Administration Segment

        Our Bankruptcy and Settlement Administration segment provides managed services and technology solutions that address the needs of our clients with respect to litigation, claims and project administration, compliance matters, controlled disbursements, corporate restructuring, bankruptcy, class action, mass tort proceedings, federal regulatory actions and data breach responses.

Bankruptcy Services

        We provide bankruptcy services and software solutions primarily to Chapter 7, Chapter 11 and Chapter 13 bankruptcy trustees who administer bankruptcy proceedings and debtor corporations that file plans of reorganization.

Chapter 7 Services

        The Chapter 7 business is best characterized as a highly-specialized, niche marketplace. In a Chapter 7 case, the debtor's assets are liquidated and the resulting cash proceeds are used by the Chapter 7 bankruptcy trustee to pay creditors. Our clients for Chapter 7 services are the trustees in such cases and not the debtor or the creditors. As reported by the Administrative Office of the U.S. Courts, Chapter 7 bankruptcy filings accounted for approximately 63% of all bankruptcy filings for calendar year 2015. Chapter 7 cases typically last several years. We provide professional services to our trustee clients supported by our proprietary software known as TCMS® (Trustee Case Management System), which efficiently assists trustees in the management of their caseloads during each stage of administration. On occasion, Epiq will also provide certain equipment (i.e., workstations and printers) to run TCMS®, including professional services to manage such equipment. TCMS® communicates directly with court databases to obtain the latest document and filing information. Significant features include: claims management, document management, integrated banking, funds disbursements and customized reporting.

        We provide our Chapter 7 professional services and solutions to our trustee clients at no direct charge, and they maintain deposit accounts for bankruptcy cases under their administration at a designated banking institution. We have arrangements with various banks under which we provide the bankruptcy trustee with case management professional services (including our services to provide and support TCMS®), and the bank provides the bankruptcy trustee with deposit-related banking services. We earn interest rate-based fees from our bankruptcy trustee clients based on the percentage of assets placed on deposit with a designated banking institution by the bankruptcy trustee. These fees may vary based on fluctuations in short-term interest rates and changes in service fees assessed on such deposits.

Chapter 11 Services

        In a Chapter 11 case, the corporation that has filed for bankruptcy generally continues its operations as a debtor-in-possession; and therefore, our client is the debtor-in-possession rather than a trustee or another third party. As reported by the Administrative Office of the U.S. Courts, Chapter 11 bankruptcy filings accounted for approximately 1% of all bankruptcy filings for calendar year 2015. While Chapter 11 cases represent the smallest number of U.S. bankruptcy filings, they represent the largest and most complex bankruptcy cases filed and require significant administrative support. Our operating revenue from Chapter 11 Services represented 59%, 61% and 59% of total operating revenue from bankruptcy services for the years ended December 31, 2015, 2014 and 2013, respectively.

        Our Chapter 11 business is developed by an overlapping internal network of executives, field consultants and business development executives. Our proprietary software solution DebtorMatrix® is used by internal employees and clients to maintain a database for each engagement and includes functionality such as bulk data import/export, legal notices setup, claims maintenance and various reporting capabilities. Once we are retained on a Chapter 11 engagement, a team of case managers and/or consultants coordinates our services and manages communications with the client. We offer our clients any or all of the following services:

  •
  Consulting services.  Our expert professionals work alongside the client's legal and finance team to prepare necessary court filings.

  •
  Legal notification.  We offer in-house fulfillment capabilities to create and disseminate legal notifications which must be sent to parties of interest.

  •
  Claims database.  We build and maintain the database of information related to the engagement, including the claims.

  •
  Case management.  Case managers coordinate our overall services, work closely with the client's outside counsel and respond to outside inquiries from creditors.

  •
  Balloting and solicitation.  Our balloting and solicitation experts provide highly-specialized services to clients to tabulate the results for one or more proposed reorganization plans within each matter.

  •
  Disbursement.  Our disbursement specialists prepare and verify calculations of the amounts to be paid to each stakeholder and issue distributions by check, wire transfer or exchange of securities.

Chapter 13 Services

        Our clients for Chapter 13 services are the trustee and not the debtor or the creditors. Each Chapter 13 bankruptcy case filed in the United States is assigned to a standing trustee in the relevant jurisdiction. There are approximately 200 standing trustees, most of whom are attorneys. Standing trustees receive their appointments from the Department of Justice and typically administer thousands of cases at a time. As reported by the Administrative Office of the U.S. Courts, Chapter 13 bankruptcy filings accounted for approximately 36% of all bankruptcy filings for calendar year 2015. In a Chapter 13 bankruptcy case, debtors make periodic cash payments into a reorganization plan, and a Chapter 13 bankruptcy trustee uses these cash payments to make monthly distributions to creditors. Chapter 13 engagements typically last between three and five years. Our professional services combined with our proprietary software, CasePower®, enable clients to manage their Chapter 13 cases and daily workflow. Our various Chapter 13 support services include bank account reconciliation, check printing and legal noticing.

Monitoring Bankruptcy Court Cases

        Our proprietary software product, AACER® (Automated Access to Court Electronic Records), assists creditors such as banks, mortgage processors and their administrative services professionals to streamline processing of their portfolios of loans in bankruptcy cases. AACER® electronically monitors developments in all United States bankruptcy courts and applies sophisticated algorithms to classify docket filings automatically in each case to facilitate the management of high-volume bankruptcy claims operations. By implementing AACER®, clients achieve greater accuracy in faster timeframes, with significant cost savings compared to manual attorney review of each case in the portfolio.

Settlement Administration Services

        Our settlement administration services include managed services and technology-enabled solutions that address the needs of our clients in class action litigation, mass tort proceedings, federal regulatory actions and data breach response.

Class Action

        Class action refers to litigation in which class representatives bring a lawsuit against a defendant company or other persons on behalf of a large group of similarly affected persons. Class action tort litigation is often complex, and the cases, including administration of any settlement, may last several years. ClaimsMatrix ® is our proprietary case management software used for the administration of class action cases and other large cases. Our highly-trained employees are the primary users of ClaimsMatrix®, and they use our software to coordinate services provided for in the settlement agreement. ClaimsMatrix® includes functionality to bulk-load external data; track class members, claims and related correspondence; and to prepare distributions and various reports.

        We offer the following class action litigation support services:

  •
  Legal notification.  We offer high-volume printing and mail processing equipment in an in-house fulfillment center that has sufficient capacity to support multiple large engagements simultaneously.

  •
  Media planning and placement.  Based on the nature of the case, our experts propose a combination of media outlets that will reach prospective class members most effectively. We may also provide expert testimony if the notice campaign is challenged by a third party.

  •
  Website design and maintenance.  Our Web team creates case-specific public websites from predefined templates, enabling class members the convenience of self-service for common activities.

  •
  Claims management.  Claims analysts review claims submitted by class members and either validate or reject them based on insufficient documentation or electronically detected defects (e.g., a duplicate claim).

  •
  Case management.  The case management team assigned to each case coordinates our efforts and works in close consultation with class counsel and defense counsel.

  •
  Disbursement.  The disbursements team calculates and sends payment to class members who have presented valid claims. Disbursements may be made in cash or by coupon (e.g., a credit toward the purchase of goods or services).

  •
  Call center.  Our in-house call center supports multi-language, complex inquiries received from class members and can scale to hundreds of agents at a time.

Data Breach Response Services

        We provide a full suite of services to respond to data breach incidents. Our experienced team of professionals works with clients to develop a customized solution, focused on controlling costs and reducing risk of future litigation. Our data breach response services include: strategic communication services, list management of potentially affected parties and individuals, return mail tracking, strategic communication consulting, notification, and contact center setup and support.

Mass Tort Managed Services

        Our mass tort managed services provide plaintiff attorneys with back office support primarily for three main categories of mass torts: defective drug, defective medical device and mass disaster torts. Our mass tort managed services include: plaintiff screening and intake, plaintiff fact sheet collection, medical record retrieval and review, lien resolution, settlement allocation services, and funds disbursement. Our Claims Facilitator™ software enables clients, their attorneys, third-party adjudicators, regulatory constituents and audit committees to access critical claimant information quickly and securely.

        In addition to a full-time staff of case managers and subject matter experts, we make extensive use of a variable work force in the settlement administration business. As major engagements require call center agents, claims analysts or other types of resources conducive to a project-based assignment, we expand with temporary or short-term positions.

Regulatory Action Services

        We assist banks, mortgage services and other financial institutions with regulatory settlements and voluntary remediation programs. Our services include: project consulting, payee services, review services and funds management and disbursement.

IT Capabilities

        Our software and IT capabilities include significant in-house fulfillment capabilities. Our office locations in New York, Kansas City and Portland have internal abilities for high-volume data intake, high-speed printing and mailing, call center operations, claims disbursement and tax records preparation. The combination of software, IT and fulfillment resources enables Epiq to act as a single-source solution for even the largest, most complex matters in the markets where we compete.

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

Trademarks and Patents

        Our trademarks, service marks, and registered marks include, without limitation, AACER®, MY AACER®, AACER EXTRA EDITION®, ArcSM, BridgeSM, Extra Edition®, Epiq Analytics®, Epiq

Access™, Epiq®, EPIQ LOGO®, Epiq Systems®, EPIQ SYSTEMS LOGO®, Bankruptcy Link®, Case Power®, CasefilePRO®, ClaimsMatrix®, CreditorMatrix®, Claims FacilitatorSM, Digital Practice®, DebtorMatrix®, DocuMatrix®, DMX®, DMX Mobile®, DocuMatrix Mobile®, DocuMatrix Mobile™, eDataMatrix®, eDataMatrixSM, eMax®, Encore Discovery Solutions®, Encore Discovery Solutions Knowledge. Innovation. Results LOGO®, Encore Legal Solutions®, Encore Lex Solutio®, IQ Review®, Iris ArcSM, IRIS ARC LOGO®, LegalMatrix®, LoanMatrix®, Q™, Q LOGO™, TCMS®, and TCMSWeb®. The trademarks and service marks (denoted by ™ and SM) have been filed but are not yet registered and do not include common law marks; the registered marks (denoted by ®) have remaining durations ranging from 2016 through 2024. Our patents include Epiq eDiscovery Solutions, Inc.: U.S. Patent No. 7,496,556 and Epiq eDiscovery Solutions, Inc., U.S. Patent Application Number 13/528,049, filed June 20, 2012, patent pending. Our trademarks and patents are important for conducting our business. However, our business is not dependent upon any single trademark or patent. In addition, we own proprietary trade secrets, technology and know-how that we have not patented.

Competition

Technology Segment

        The eDiscovery market is highly fragmented, extremely competitive and continuously evolving. Competitors include Kroll Ontrack (Altegrity Inc.), FTI Consulting, Inc., The Dolan Company, Symantec Corporation, Recommind, Inc., Xerox, Autonomy (Hewlett-Packard), DTI, Inc., AccessData Group and Navigant Consulting, Inc. Competition is primarily based on the quality of service, technology innovations, and price.

Bankruptcy and Settlement Administration Segment

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

Sales and Marketing

        Our sales executives market our products and services directly to prospective clients and referral law firms through direct sales and longstanding relationships. We focus on attracting and retaining clients by providing exceptional integrated technology solutions and professional services, in addition to superior client service. Our client support specialists are responsible for providing ongoing support services for our clients. Our employees attend industry trade shows, speak on panels, participate in and conduct educational programs, publish articles and papers, conduct direct mail campaigns and advertise in trade journals. We maintain a website that clients and potential clients may access to obtain additional information related to solutions we offer.

Government Regulation

        Our products and services are not directly regulated by the government. However, our bankruptcy clients are subject to significant regulation under the United States Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and local rules and procedures established by bankruptcy courts. The Executive Office for United States Trustees, a division of the United States Department of Justice, oversees the federal bankruptcy system and establishes administrative rules governing our clients' activities. Class action and mass tort cases, as well as eDiscovery requirements related to litigation, are subject to various federal and state laws, as well as rules of evidence and rules of procedure established by the courts.

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

Employees

        As of December 31, 2015, we employed approximately 1,300 full-time employees globally, none of whom is covered by a collective bargaining agreement. We believe we have a good relationship with our employees.

Financial Information About Geographic Areas

        For the years ended December 31, 2015, 2014 and 2013, approximately 86%, 87% and 89%, respectively, of our consolidated revenues were generated from services provided within the United States. For each of the years ended December 31, 2015 and 2014, approximately 90% and 93% of our long-lived assets were located within the United States, respectively.

Available Information

        Our internet address is www.epiqsystems.com. We make a variety of information available, free of charge, at our Investor Relations website, www.epiqsystems.com/investors.php. This information includes our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file those reports with or furnish them to the SEC, as well as our code of business conduct and ethics and other governance documents.

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

ITEM 1A.    RISK FACTORS

We compete with other third-party providers on the basis of the technological features, capabilities and price of our products and services, and we could lose existing clients and fail to attract new business if we do not keep pace with technological changes and offer competitive pricing for our products and services and a competitive cost structure.

        The markets for our products and services are competitive, continually evolving and subject to technological change. We believe that key competitive factors in the markets we serve include the breadth and quality of professional services, system and software solution offerings, the stability of our information systems, the features and capabilities of the product and service offerings, the pricing of our products and services, and the potential for future product and service enhancements. Our success depends upon our ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced software solutions and services that satisfy changing client requirements. If we do not keep pace with technological changes, we could lose existing clients and fail to attract new business. Likewise, technology products and services can become more price sensitive over time, and if we are not able to maintain price competitive products and services, we could lose existing clients and fail to attract new clients. The impact of not keeping pace with technological changes or maintaining competitive pricing and cost structure could adversely affect our results of operations.

Security problems with our systems, software products or services, including data breaches or the improper disclosure of personal or corporate data, could harm our reputation and cause us to lose existing clients and fail to attract new clients, cause increased cybersecurity protection costs and general service costs, and result in liability and increased expense for litigation and diversion of management time.

        We store and process large amounts of our clients' confidential information and personally identifiable information. Our software products enable our clients to store and process personal data and confidential information. We have included security features in our products and processes that are intended to protect the privacy and integrity of data, including confidential client or consumer data. Security is critical given the confidential nature of the information contained in our systems. It is possible that our security controls, our selection and training of employees, and other practices we follow may not prevent the improper disclosure of confidential or personally identifiable information. Such disclosure could harm our reputation and cause us to lose existing clients or fail to attract new clients and subject us to liability in regulatory proceedings and private litigation under laws that protect personal data, resulting in loss of revenue or increased costs. Improper disclosure of personal or corporate data could result in lawsuits or regulatory proceedings alleging damages and the perception that our products and services do not adequately protect the privacy of personal information and could inhibit sales of our products and services. Defending these types of claims could result in increased expenses for litigation and claims settlement and a significant diversion of our management's attention.

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

        Our financial performance depends, in large part, on conditions in the markets we serve and on the general condition of the global economy, which impacts these markets. Any sustained weakness in demand for our products and services resulting from a downturn of or uncertainty in the global economy or in any specific market we serve may adversely affect our results of operations and financial condition. For example, any decrease in litigation filings, class action proceedings and settlement administrations or bankruptcy filings may reduce the demand for our products and services in our Bankruptcy and Settlement Administration segment and Technology segment. Specifically, our Bankruptcy and Settlement Administration segment has experienced decreased operating revenues as a result of declines in the number of new bankruptcy cases. We expect the trend of decreased bankruptcy filings to continue into 2016, which may adversely affect our results of operations and financial condition.

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

        We provide services through computer hardware that is located in data centers operated by unrelated third parties. We do not control the operation of these facilities, which increases our vulnerability to problems with the services they provide, and they are subject to damage or interruption from earthquakes, floods, fires, power loss, terrorist attacks, telecommunications failures and similar events. These facilities are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. The occurrence of any of these events, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in interruptions in certain of our services. In addition, the failure by our vendor to provide our required data communications capacity could result in poor service or interruptions in our service. Any damage to, or failure of, our systems or services could reduce our revenue, cause us to issue credits or pay penalties, cause clients to terminate their agreements with us and adversely affect our ability to secure business in the future. Our business will be harmed if our clients and potential clients believe our services are unreliable.

Releases of new software products or upgrades to our existing software products or licensed third-party software may have undetected errors, or may not operate as intended or achieve our client's desired objectives, which could cause litigation claims against us, damage to our reputation, or loss of business.

        Certain of our services utilize software solutions developed by us or third parties for the needs of our clients. New releases of software products are issued to our clients periodically. Complex software products, such as those we offer, can contain undetected errors when first introduced or as new versions are released, or may fail to operate as intended or achieve the client's desired objectives. Any introduction of new software products or upgrade to existing software products has a risk of undetected errors. These undetected errors may be discovered only after a product has been installed and used either in our internal processing or by our clients. Likewise, the software products we acquire in business acquisitions have a risk of undetected errors.

        Any undetected errors, difficulties in installing and maintaining our software products or upgrade releases, difficulties training clients and their staffs on the utilization of new software products or upgrade releases, or the failure to achieve the client's desired objectives, may result in a delay or loss of revenue, diversion of development resources, damage to our reputation, the loss of that client, loss of future business, increased service costs, potential litigation claims against us, or impaired market acceptance of our products.

The unavailability of third-party technology could adversely impact our revenue and results of operations.

        We license certain eDiscovery-related software from third parties and incorporate or integrate such components into and with our services and products. For instance, we integrate third-party solutions licensed from certain providers such as kCura, Microsoft, and Oracle with the delivery of our eDiscovery services and products. Certain third-party software has become central to the operation and delivery of our eDiscovery services and products.

        A large portion of third-party software license contracts expires within one to five years and may be renewed only by mutual consent. There is no assurance that we will be able to renew these contracts as they expire or that such renewals will be on the same or substantially similar terms or on conditions that are commercially reasonable to us. If we fail to renew these contracts as they expire, we may be unable to offer certain eDiscovery-related services and products to our clients. In addition, most of our third-party software licenses are non-exclusive; and therefore, our competitors may obtain the right to license certain of the technology covered by these agreements to compete directly with us.

        If certain of our third-party licensors were to change product offerings, cease actively supporting the technologies, fail to update and enhance the technologies to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies, significantly increase prices, terminate our licenses, suffer significant capacity or supply chain constraints or suffer significant disruptions, we would need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our eDiscovery-related services and products. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the current licenses provided by our existing suppliers. If the cost of licensing or maintaining the third party intellectual property significantly increases, our operating earnings could significantly decrease. In addition, interruption in functionality of our services and products as a result of changes in or with third party licensors could adversely affect our commitments to clients, future sales of solutions, and negatively affect our revenue and operating earnings.

Upgrades and implementation of our financial, operating and information systems may adversely affect our business or the results of operations or the effectiveness of internal control over financial reporting.

        If our systems do not operate as intended, it could adversely affect financial, operating and information systems, our ability to produce financial and operational reports, and/or the effectiveness of internal control over financial reporting. In addition, in the ordinary course of business, our information systems will continue to require modification and refinements to address growth and changing business requirements, including requirements related to our international operations. In addition, our systems may require modification to enable us to comply with changing regulatory requirements, which could be expensive to implement and may divert management's attention from other key initiatives. In addition, our operations could be adversely affected if we are unable to timely or effectively modify our systems as necessary.

We depend upon our key personnel, and we may not be able to retain them or to attract, assimilate and retain highly qualified employees in the future.

        Our future success may depend upon the continued service of our senior management and certain of our key technical and sales personnel and our continuing ability to attract, assimilate and retain highly qualified technical, managerial, and sales and marketing personnel. The loss of services from any of these persons may significantly delay or prevent the achievement of our business objectives. We maintain key-man life insurance policies on our Chief Executive Officer and our President and Chief Operating Officer, but we do not carry key-man life insurance on any other key personnel. We have entered into employment agreements with our executive officers that contain restrictive covenants relating to non-competition and non-solicitation of our clients and employees. Nevertheless, each executive officer may terminate his or her employment at any time without cause or good reason, and so as a practical matter these agreements do not guarantee the continued service of these executives. The loss of the services of any executive officer or other key personnel, including key technical and sales professionals, or the inability to hire or retain qualified personnel in the future could have a material adverse impact on our results of operations.

The integration of acquired businesses is time consuming, may distract our management from our other operations, may not be effective, and can be expensive, all of which could reduce or eliminate our expected earnings.

        We have acquired businesses in the past, and we may consider opportunities in the future to acquire other companies, assets or product lines that complement or expand our business. If we are unsuccessful in integrating these companies or product lines with our existing operations, or if integration is more difficult than anticipated, we may experience disruptions to our operations. A difficult or unsuccessful integration of an acquired business could have an adverse effect on our results of operations.

        Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies or businesses we acquire include those associated with:

  •
  unexpected losses of key employees or clients of the acquired business;

  •
  conforming standards, processes, systems, procedures and controls of the acquired business with our operations;

  •
  increasing the scope, geographic diversity and complexity of our operations;

  •
  difficulties in transferring processes and know-how;

  •
  difficulties in the assimilation of acquired operations, technologies or products;

  •
  diversion of management's attention from other business concerns to the acquired business; and

  •
  adverse effects on existing business relationships with clients.

We have international business operations, which subjects us to additional risks associated with these international operations.

        We have international operations with offices and data centers in Canada, Germany, Hong Kong, Japan, the United Kingdom, and another data center in China, all primarily related to our eDiscovery business. We could continue to expand internationally by entering into other world markets, such as the recent start of operations in India and the formation of a new legal entity in Poland in January 2016. It requires management attention and financial resources to develop successful global operations. In addition, new operations in geographies we may enter may not be immune from possible government monitoring or intrusion.

        International operations are subject to additional inherent risks, including certain risks that are not present with our domestic operations, and our future results could be adversely affected by a variety of uncontrollable and changing factors. These include:

  •
  difficulties and costs in recruiting effective management for international operations;

  •
  foreign certification, licensing and regulatory requirements, which may be substantially more complex or burdensome than our domestic requirements;

  •
  unexpected changes in and compliance with foreign regulatory requirements;

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

  •
  potentially adverse tax consequences and difficulties associated with repatriating cash generated or held in foreign countries in a tax-efficient manner;

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

        If we are not able to quickly adapt to or effectively manage our geographic markets outside of the United States, our business prospects and results of operations could be negatively impacted.

We may be sued by third parties for alleged infringement of their proprietary rights.

        The software and internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past, and may receive in the future, communications from third parties alleging infringement of certain intellectual property rights. Our technologies or components thereof may not be able to withstand such claims. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan, and could require us to pay monetary damages or enter into royalty or licensing agreements. In addition, certain client agreements require us to indemnify our clients for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. An adverse determination could also prevent us from offering (or temporarily offering) our service to others, which could result in a loss of revenues and profits.

Future government legislation or changes in judicial interpretations could adversely affect our operating results.

        Our products and services are not directly regulated by the government. Both of our reportable segments and the clients served by those segments are, however, directly or indirectly affected by certain laws and regulations and judicial interpretations. For example, bankruptcy reform legislation, class action and tort reform legislation and amendments to the Federal Rules of Civil Procedure regarding discovery of "electronically stored information" have all affected our clients, and indirectly, our business. Future laws and regulations, or judicial interpretations thereof, could adversely affect our clients and thus could have an adverse impact on our revenues and results of operations.

Goodwill and intangible assets comprise a significant portion of our total assets. We assess goodwill for impairment at least annually, which could result in a material, non-cash write-down and could have an adverse effect on our results of operations and financial condition.

        The carrying value of our goodwill was approximately $477.5 million, or approximately 58% of our total assets, as of December 31, 2015. We assess goodwill for impairment on an annual basis at a reporting unit level. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Our impairment reviews require extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organization level, could produce significantly different results. We may be required to recognize impairment of goodwill based on future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Impairment of goodwill could result in material charges that could, in the future, result in a material, non-cash write-down of goodwill, which could have an adverse effect on our results of operations and financial condition.

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

        Our quarterly results have fluctuated in the past and may fluctuate in the future. Our quarterly revenues and operating results can be difficult to forecast. Our business will continue to be affected by a number of factors, any one of which could substantially affect our results of operations for a particular fiscal quarter. Specifically, our quarterly results from operations can vary due to:

  •
  initiation or termination of a large engagement;

  •
  timing, size, cancellation or rescheduling of client orders;

  •
  unanticipated technology or other expenses;

  •
  changes in financial accounting and reporting standards, interpretations or positions that govern the preparation of our financial statements;

  •
  unexpected legal or regulatory expenses;

  •
  fluctuations in the trustee services deposit portfolio;

  •
  fluctuations in number of bankruptcy filings; and

  •
  fluctuations in short-term interest rates.

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

  •
  announcements pertaining to our review of strategic and financial alternatives;

  •
  receipt of unsolicited letters expressing interest in acquiring us;

  •
  legal proceedings;

  •
  degree of client acceptance of new products or enhancements offered by us; and

  •
  general market conditions and other economic factors.

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

        In September 2014, we announced that the Company and its Board of Directors (the "Board") had commenced a process to explore a full range of strategic and financial alternatives, which may include among other things, acquisitions, divestitures, or a going-private or recapitalization transaction, in order to determine a course of action that is in the best interest of all shareholders. We have also received unsolicited letters expressing interest in acquiring us and in conducting a proxy contest. The strategic review process, as well as the unsolicited letters, could expose us to a number of risks, including fluctuations in our stock price in response to developments or speculation regarding any developments related to the review of strategic and financial alternatives and/or expressed interests; distraction of management; difficulties in hiring, retaining and motivating key personnel as a result of uncertainty generated by the strategic review and/or expressed interests or any related developments; difficulties in maintaining relationships or arrangements with clients, suppliers and other third parties; substantial increases in general and administrative expenses associated with the need to retain and compensate legal, financial, and other advisors as a result of the strategic review and/or expressed interests; and litigation in connection with the strategic review and/or expressed interests or any related developments or actions. There can be no assurance that the strategic review and/or expressed interests will result in consummation of any transaction. The occurrence of any one or more of the above risks could have an adverse impact on our business, stock price, financial results, liquidity, and financial condition.

We could be negatively affected as a result of a proxy contest and related litigation.

        On December 7, 2015, St. Denis J. Villere & Company, L.L.C. ("Villere") and George Young (the "Plaintiffs"), who have reported to beneficially own approximately 14% of our common stock, purported to nominate six directors for our Board. We rejected Villere's nominations because, among other things, Villere is prohibited from nominating directors under the terms of the Director Appointment Agreement that we entered into with Villere and Mr. Kevin L. Robert on November 1, 2014 (the "Director Appointment Agreement") and Villere failed to comply with our amended and restated bylaws. In response, on December 11, 2015, Villere filed a petition, which it later amended, in the Circuit Court of Jackson County, Missouri, against us and our directors (excluding Mr. Kevin L. Robert) for declaratory and injunctive relief. The Company filed counterclaims against the Plaintiffs, and amended such counterclaims to include certain Villere clients, for declaratory and injunctive relief and damages. Villere's amended petition seeks to have the Director Appointment Agreement declared terminated and its purported nominations be effective so that Villere can then submit such nominations for a vote at the annual meeting of shareholders in 2016. See "Item 3—Legal Proceedings." A proxy contest and related litigation negatively affect us because:

  •
  responding to proxy contests, litigation, and other actions by dissident shareholders can be costly and time-consuming, disrupting our review of strategic and financial alternatives and operations and diverting the attention of management and our employees;

  •
  unqualified director nominees could be submitted to a shareholder vote and gain a seat on the Board;

  •
  they may divert the attention of, damage the morale, and create instability among our business partners, management and employees, and adversely impact our existing and potential strategic and operational relationships and opportunities;

  •
  we may experience difficulties in hiring, retaining, and motivating personnel during the resulting uncertain and turbulent times;

  •
  if individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively and timely implement our current business plan which could have a material adverse effect on our results of operations and financial condition;

  •
  increases in legal fees, administrative, and associated costs incurred in connection with responding to a proxy contest and related litigation could be substantial; and

  •
  a proxy contest, or the threat of one, could cause our stock price to experience periods of volatility or stagnation.

We may not pay cash dividends on our common stock in the future, and our common stock may not appreciate in value or even maintain the price at which it was purchased.

        There is no assurance that we will continue to pay cash dividends on our common stock in the future. Certain provisions in our credit agreement dated August 27, 2013 (as subsequently amended, the "Credit Agreement"), governing our senior secured credit facility may restrict our ability to pay dividends in the future. Subject to any financial covenants in current or future financing agreements that directly or indirectly restrict the payment of dividends, the payment of dividends is within the discretion of our Board and will depend upon our future earnings and cash flow from operations, our capital requirements, our financial condition and any other factors that the Board may consider. Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its future appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and obligations, expose us to interest rate risk to the extent of our variable-rate debt, and adversely affect our financial results.

        At December 31, 2015, we had outstanding indebtedness totaling $388.8 million, including $367.2 million of principal amounts outstanding under our senior secured credit facility. Our ability to make scheduled payments of the principal and interest or to refinance our indebtedness, depends on our future performance. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our current indebtedness and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our current indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the current indebtedness or future indebtedness.

Debt covenants in the Credit Agreement governing our senior secured credit facility require us to maintain compliance with certain financial ratios and other requirements. If we are not able to maintain compliance with these requirements, all of our then-outstanding debt could become immediately due and payable.

        Our Credit Agreement contains a financial covenant related to a net leverage ratio (as defined in the Credit Agreement) which is not permitted to exceed 4.50 to 1.00 as well as other customary covenants related to limitations on (i) creating liens, debt, guarantees or other contingent obligations, (ii) engaging in mergers, acquisitions and consolidations, (iii) paying dividends or other distributions to, and redeeming and repurchasing securities from, equity holders, (iv) prepaying, redeeming or repurchasing subordinated or junior debt, and (v) engaging in certain transactions with affiliates, in each case, subject to customary exceptions. The amounts outstanding under the credit facility may be accelerated upon the occurrence of an event of default under the Credit Agreement. While we do not presently expect to be in violation of any of these requirements, no assurances can be given that we will be able to remain in compliance. There can be no assurance that our actual financial results will match our projected results or that we will not violate such covenants. Any failure to continue to comply with such requirements could materially adversely affect our borrowing ability and access to liquidity, and thus our overall financial condition.

If interest rates increase, our net income could be negatively affected.

        Interest on principal amounts outstanding under our senior secured credit facility is based on a variable interest, and therefore, we are exposed to adverse changes in interest rates. When and to the extent appropriate, we use derivative financial instruments as part of our financial risk management strategy to reduce our exposure to interest rate risks. There is no assurance that our financial risk management strategy will be successful in reducing the risks inherent in exposures to interest rate fluctuations. If interest rates increase and we are unable to implement our risk strategy, our income could be negatively affected.

We may issue additional shares of our common stock and/or preferred stock, which may materially and adversely affect the market price of our common stock.

        We are authorized to issue up to 100,000,000 shares of common stock and 2,000,000 shares of preferred stock. As of February 25, 2016, there were 37,672,402 shares of common stock outstanding and no shares of preferred stock outstanding. We may conduct future offerings of our common stock or preferred stock to fund acquisitions, finance operations or for general corporate purposes. In addition, we may also issue common stock under our equity awards programs. Any issuance of additional common stock will dilute the ownership interest of our existing holders of common stock, and may cause the trading price of our common stock to decline.

Our articles of incorporation, our amended and restated bylaws and Missouri law contain provisions that could be used by us to discourage or prevent a takeover.

        Some provisions of our articles of incorporation and our amended and restated bylaws could make it more difficult for a third party to acquire control of us or to remove our current Board and management, even if the change of control or removal of our Board and management would be beneficial to certain shareholders. For example, our articles of incorporation include "blank check" preferred stock provisions, which permit our Board to issue one or more series of preferred stock without shareholder approval. In conjunction with the issuance of a series of preferred stock, the Board is authorized to fix the rights of that series, including voting rights, liquidation preferences, conversion rights and redemption privileges. The Board could issue a series of preferred stock to a friendly investor and use one or more of these features of the preferred stock to discourage or prevent a takeover of us. Additionally, our articles of incorporation do not permit cumulative voting in the election of directors. Cumulative voting, if available, would enable minority shareholders to elect one or more representatives to the Board in certain circumstances, which could be used by third parties to facilitate a takeover of us that was opposed by our Board or management. Our amended and restated bylaws impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholders' meetings. A third party attempting to acquire us may have difficulty in complying with those requirements.

        In addition, the General and Business Corporation Law of Missouri, under which we are incorporated, provides that any merger involving us must be approved by the holders of not less than two-thirds of the outstanding shares of capital stock entitled to vote on the merger. Presently, our only outstanding voting securities are our shares of common stock. Accordingly, shareholders with voting power over as little as one-third of our outstanding common stock could block a merger proposal, even if that merger proposal was supported by our Board or shareholders holding a majority of our then outstanding shares of common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in a 69,000-square-foot facility in Kansas City, Kansas, which serves as collateral under our Credit Agreement. We also have significant leased offices in: New York, New York; Phoenix, Arizona; and Portland, Oregon; in addition to smaller leased offices in Chicago, Illinois; Dallas, Texas; Hartford, Connecticut; Los Angeles, California; Miami, Florida; New Orleans, Louisiana; Olathe, Kansas; Washington, D.C.; and Wilmington, Delaware. Our international offices are located in: Hong Kong; Hyderabad and Pune, India; London, United Kingdom; Frankfurt, Germany; Shanghai, China; Tokyo, Japan; Toronto, Canada and Wroclaw, Poland.

        We operate data centers in the United States, Canada, China, Hong Kong, Japan, Germany and the United Kingdom. Our data centers provide reliable, secure access to our software environments and to client databases.

        We believe our offices and data centers are generally in good condition and are adequate to meet future anticipated requirements.

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

Villere Litigation

        On December 11, 2015, a petition was filed by Villere and George Young against Epiq and the following eight directors: Tom W. Olofson, Brad D. Scott, W. Bryan Satterlee, Edward M. Connolly, Jr., Charles C. Connely, IV, James A. Byrnes, Joel Pelofsky and Douglas M. Gaston, in the Circuit Court of Jackson County, Missouri. On January 5, 2016, the Plaintiffs amended the petition. The amended petition concerns Villere's December 7, 2015 purported nomination of six directors, which Epiq rejected, because, among other things, Villere is prohibited from nominating directors under the terms of the Director Appointment Agreement. In addition, Villere's purported nomination failed to comply with our amended and restated bylaws. Villere's amended petition includes claims for: (1) injunctive relief and (2) a declaratory judgement that its purported nomination was proper so that Villere can then submit such nominations for a vote at the annual meeting of shareholders in 2016. Epiq filed counterclaims against the Plaintiffs, and later amended such counterclaims to include certain clients of Villere on whose behalf Villere is purportedly operating. The Company's counterclaims include claims for (1) injunctive relief; (2) declaratory judgments that the Director Appointment Agreement was not validly terminated and Epiq's rejection of the purported nominations was proper; (3) breach of contract against Villere and certain of its clients in connection with the Director Appointment Agreement, and damages related thereto as a result of, among other things, Villere making numerous unauthorized public statements about Epiq; and (4) specific performance. Trial is scheduled to begin on April 4, 2016, relating to all claims and counterclaims except for Epiq's damages against Villere and certain of its clients for breach of the Director Appointment Agreement, which will be heard at a later date. Discovery is proceeding in the matter. See Item 1A "Risk Factors."

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded under the symbol "EPIQ" on the NASDAQ Global Market. The following table shows the reported high and low sales prices for our common stock as reported by NASDAQ and dividend information for the calendar quarters of 2015 and 2014.

	Common Stock Market Prices
			Dividends Declared (per share)
	High	Low
2015
First Quarter	$19.10	$15.54	$0.09
Second Quarter	18.50	16.30	0.09
Third Quarter	17.50	12.09	0.09
Fourth Quarter	15.03	12.00	0.09
2014
First Quarter	$16.15	$13.05	$0.09
Second Quarter	14.46	11.68	0.09
Third Quarter	19.59	13.21	0.09
Fourth Quarter	19.95	15.16	0.09

Dividend Policy

        We do not have a formal dividend policy. Any declarations and payments of dividends to holders of our common stock are at the discretion of the Board, which depends on many factors, including our financial condition, earnings, capital requirements and other factors that the Board deems relevant. There is no assurance that we will continue to pay cash dividends on our common stock in the future, or that any such dividends will be comparable to those previously declared. Any future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board.

        Under our Credit Agreement, our ability to pay dividends and repurchase securities from equity holders is limited by a requirement that such payments are not to exceed, in the aggregate, 50% of consolidated adjusted net income (as defined in the Credit Agreement), on a cumulative basis for all quarterly periods from the closing date of the Credit Facility and ending prior to the date of payment of dividends or repurchase of our common stock. Further, we are unable to declare and pay dividends or repurchase securities from equity holders if on a pro forma basis our net leverage ratio (as defined in the Credit Agreement) would exceed 4.25 to 1.0 or the unused capacity on the senior revolving loan would be less than $25.0 million.

Holders

        As of February 25, 2016, there were 153 stockholders of record of our common stock. Holders of record do not include an indeterminate number of beneficial holders whose shares may be held through brokerage accounts and clearing agencies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have a policy that requires us to purchase shares of our common stock to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options and, at the participant's election, shares of common stock surrendered to the Company for satisfaction of the exercise price of stock options under the amended and restated Epiq Systems, Inc. 2004 Equity Incentive Plan (the "2004 Incentive Plan"). During the three months ended December 31, 2015, we purchased shares of our common stock as follows.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1 - October 31	—	$—	—
November 1 - November 30	—	—	—
December 1 - December 31	73,874	13.52	—

Total	73,874		—	—

(1)
Represents shares of common stock surrendered to us by a participant under the 2004 Incentive Plan to satisfy the exercise price and employee tax withholdings obligations upon exercise of stock options.

(2)
The price paid per share was based on the closing trading price of our common stock on the date on which we purchased shares from the participant under the 2004 Incentive Plan.

(3)
On November 6, 2013, our Board approved and authorized the 2014 Share Repurchase Program that allowed us to repurchase, on or prior to December 31, 2015, outstanding shares of common stock up to an aggregate of $35.0 million. There were no repurchases of shares of common stock under the 2014 Share Repurchase Program prior to its expiration on December 31, 2015.

Recent Sales of Unregistered Securities

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical financial data for the five years ended December 31, 2011 through December 31, 2015 (in thousands, except per share amounts).

	Year Ended December 31,
	2015(1)	2014	2013	2012	2011(2)
Income Statement Data:
Operating revenue	$505,936	$444,118	$438,690	$344,750	$261,265
Reimbursable expenses	38,269	30,352	43,393	28,335	22,061
Total revenue	544,205	474,470	482,083	373,085	283,326
Operating income	28,075	10,801	29,220	44,651	26,623
Net income (loss)	(11,938)	(1,337)	11,110	22,427	12,080
Basic net income (loss) per share	(0.33)	(0.04)	0.31	0.62	0.34
Diluted net income (loss) per share	(0.33)	(0.04)	0.30	0.61	0.33
Cash dividends declared per common share	0.36	0.36	0.36	0.385	0.205
Balance Sheet Data:
Total assets(3)(4)	$823,897	$727,924	$737,242	$651,481	$672,716
Long-term obligations (excluding current maturities)(4)	371,365	296,819	292,393	203,288	247,994

(1)
Reflects the acquisition of Iris on April 30, 2015.

(2)
Reflects the acquisitions of Encore Intermediate Holdco, Inc. on April 4, 2011 ("Encore") and De Novo Legal LLC on December 28, 2011.

(3)
During the fourth quarter of 2015, we retrospectively adopted accounting standard update ("ASU") No. 2015-17, Income Taxes (Topic 740): "Balance Sheet Classification of Deferred Taxes", and as a result, current deferred income tax assets of $4.6 million, $3.8 million, $3.2 million, and $5.9 million on our Consolidated Balance Sheet as December 31, 2014, 2013, 2012 and 2011, respectively, were reclassified as a reduction of long-term deferred income tax liabilities.

(4)
During the fourth quarter of 2015, we retrospectively adopted ASU No. 2015-03, Interest—Imputation of Interest: "Simplifying the Presentation of Debt Issuance Costs", and as a result, reclassification of debt issuance costs related to our senior secured term loan resulted in reductions in "Other long-term assets" and "Long-term obligations" of $5.7 million and $6.7 million as of December 31, 2014 and 2013, respectively. These debt issuance costs were incurred in connection with entering into the Credit Agreement in August 2013.

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

Executive Summary

        Epiq is a leading provider of professional services and integrated technology for the legal profession. We combine expert professional services, proprietary and select third-party software, and a global infrastructure to serve our clients as a strategic partner. Our innovative solutions and professional services are designed for a variety of client legal matters, including litigation, investigations, financial transactions and regulatory compliance as well as the administration of corporate restructuring and bankruptcies, class action and mass tort proceedings, federal regulatory actions and data breach responses.

        Our two reportable segments are Technology and Bankruptcy and Settlement Administration.

        Technology provides eDiscovery managed services and technology solutions comprised of consulting, collections and forensics, processing, search and review, production of documents and document review services to companies and law firms.

        Bankruptcy and Settlement Administration provides managed services and technology solutions that address the needs of our clients with respect to litigation, claims and project administration, compliance matters, controlled disbursements, corporate restructuring, bankruptcy, class action, mass tort proceedings, federal regulatory actions and data breach responses.

        Investing in proprietary software development maximizes our competitiveness in the marketplace and distinguishes us from our competitors. Beyond our proprietary software, we also incorporate various licensed third-party software products in our solution set allowing us to expand our solutions.

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

        Our software and IT capabilities include significant in-house fulfillment capabilities. Our office locations in New York, Kansas City and Portland have internal abilities for high-volume data intake, high-speed printing and mailing, call center operations, cash disbursement and tax records preparation. The combination of software, IT and fulfillment resources enables Epiq to act as a single-source solution for even the largest, most complex matters in the markets where we compete.

        We work in niche, specialty areas which require deep subject matter expertise—such as litigation, investigations, bankruptcy, mergers and acquisitions, mass tort, settlements and class action—which have distinctive practices and requirements. Technology alone is insufficient to bring about a successful outcome on a sophisticated client matter; it is the application of the technology combined with the expertise of our staff that creates superior value for our client. We have a worldwide team of executives, client services specialists and technical consultants on whom clients rely for expert advice—whether delivered at the client's site or from one of our global office locations.

        Our clients include top-tier law firms, in-house legal departments of major corporations, bankruptcy trustees, government agencies, mortgage processors, and financial institutions. Among law firms, we work extensively with Am Law 100 firms in the United States, Magic Circle firms in the United Kingdom, and leading regional, boutique and specialty law firms. Among corporate clients, we have substantial relationships with Fortune 500® and other large, multinational companies in a variety of industries, including financial services, pharmaceuticals, insurance, technology, retailers and others.

        Our team includes former practicing litigators, bankruptcy attorneys, plaintiff's counsel, defense counsel, eDiscovery counsel and other professionals who are leaders in their areas of expertise. While Epiq does not engage in the practice of law and thus does not offer legal advice, we draw heavily from our subject-matter expertise in the legal profession to assist clients to achieve the best outcome possible on each and every project.

        Our financial results are primarily driven by the following factors, among others:

  •
  the number, size, complexity and duration of client engagements attained;

  •
  the prices we are able to negotiate with our clients, the prices we are able to negotiate with our vendors and the results of our cost management efforts; and

  •
  the geographic locations of our clients or locations where services are rendered.

Financial Overview and Trends

Financial Overview

        Our pretax income for 2015 was $7.7 million, an increase of $13.6 million compared to the pretax loss of $5.9 million incurred for 2014. Our results for the year ended December 31, 2015 compared to the year ended December 31, 2014 were impacted by the following:

  •
  Operating revenue growth: Operating revenue increased $61.8 million, including $28.9 million from the acquisition of Iris.

  •
  Reorganization expenses: Reorganization expense decreased by $10.5 million primarily due to post-employment benefits charges incurred during the prior year in connection with executive resignation agreements.

  •
  Data center consolidation expenses: We incurred $4.3 million of expense related to the consolidation of data centers during 2014. Our data center consolidation project was completed during the fourth quarter of 2014, and therefore, no such expenses were incurred during 2015.

  •
  Acquisition-related expenses: We incurred $5.3 million of transaction costs and other acquisition-related expenses, primarily related to the acquisition of Iris.

  •
  Intangible asset amortization: Intangible asset amortization increased by $5.7 million, primarily related to Iris.

  •
  Interest expense: Interest expense was $20.4 million and $16.7 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest expense of $3.7 million for 2015 was primarily due to the acquisition of Iris which increased our level of borrowings outstanding under the senior secured term loan and revolving credit facility together with the cost to amend the Credit Agreement.

  •
  In August 2013, we entered into a new $400 million Credit Agreement to fund our higher level of capital expenditures during 2013 and 2014 as noted above, to increase our liquidity and to provide for enhanced financial flexibility to continue to pay cash dividends while also considering acquisition opportunities. The financial covenants in the new Credit Agreement are less restrictive than the ones contained in our former credit facility. Our new Credit

    Agreement also provides a $200 million uncommitted accordion (the "Accordion") for access to incremental capital.

     In April 2015, we amended the Credit Agreement to increase borrowings outstanding under our senior secured term loan by $75.0 million, borrowed $23.0 million under the senior secured revolving credit facility and, together with cash on hand, funded our acquisition of Iris as described in Note 13 to the Consolidated Financial Statements.

Technology Segment

        Our Technology segment continues to be a leader in the highly fragmented global eDiscovery market. Our international eDiscovery operations were the primary driver of the organic growth in operating revenue in the Technology segment over the last three years. For the year ended December 31, 2015, operating revenue from our Europe and Asia eDiscovery operations increased $12.4 million to $73.7 million, including $1.1 million related to Iris, from $61.3 million for 2014. Operating revenue from our Europe and Asia eDiscovery operations were $50.3 million for the year ended December 31, 2013.

        For the year ended December 31, 2015, operating revenue from our North America eDiscovery operations increased $35.5 million to $271.9 million, including $27.8 million related to Iris, from $236.4 million for 2014, primarily due to an increase in document review billable hours offset by unit pricing pressures in our electronically stored information ("ESI") service offerings and lower ESI data volumes. Operating revenue from our North America eDiscovery operations were $234.6 million for the year ended December 31, 2013.

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

  •
  Document review fees based on the number of hours spent reviewing documents, the number of pages reviewed or the amount of data reviewed.

  •
  Fixed-fees related to our managed service eDiscovery solutions.

Bankruptcy and Settlement Administration Segment

        The operating results of our Bankruptcy and Settlement Administration segment largely depend on the number, size, duration and complexity of bankruptcy filings and of class action, mass tort, federal regulatory actions, data breach and litigation activity within the United States.

        As of the most recently reported data by the Administrative Office of the U.S. Courts, for the fiscal years ended December 31, 2015, 2014 and 2013, there were approximately 0.84 million, 0.94 million and 1.07 million new bankruptcy filings, respectively.

  •
  Total bankruptcy filings for the year ended December 31, 2015 decreased 10% versus the year ended December 31, 2014. During the year ended December 31, 2015, Chapter 7 filings decreased 13%, Chapter 11 filings increased by less than 1% and Chapter 13 filings decreased 3%.

  •
  Total bankruptcy filings for the year ended December 31, 2014 decreased 12% versus the year ended December 31, 2013. During the year ended December 31, 2014, Chapter 7 filings decreased 15%, Chapter 11 filings decreased 19% and Chapter 13 filings decreased 7%.

        For the years ended December 31, 2015, 2014, and 2013, Chapter 11 bankruptcy filings represented 1% of total bankruptcy filings in the United States. While Chapter 11 cases represent the smallest number of U.S. bankruptcy filings, they represent the largest and most complex bankruptcy cases filed and require significant administrative support. Our operating revenue from Chapter 11 services represented 59%, 61% and 59% of total operating revenue from bankruptcy services for the years ended December 31, 2015, 2014 and 2013, respectively.

        Our operating revenue from bankruptcy services decreased to $78.4 million for the year ended December 31, 2015 from $83.0 million for 2014, primarily due to a decrease of $4.5 million in revenue from Chapter 11 services caused by a decline in early-case noticing revenues as compared to 2014. Operating revenue from bankruptcy services increased to $83.0 million for the year ended December 31, 2014 from $79.7 million for the same period of 2013, primarily due to the timing of a large Chapter 11 engagement.

        Operating revenue from settlement administrative services increased to $81.9 million for the year ended December 31, 2015 from $63.4 million for 2014, primarily due to large class action and data breach engagements during 2015. For the year ended December 31, 2014, our operating revenues from settlement administrative services decreased to $63.4 million from $74.0 million for 2013, primarily due to a large anti-trust engagement that was completed in 2013.

        We anticipate future operating revenue growth in our settlement administration business to be primarily driven by the demand for mass tort, federal regulatory action and data breach related services.

        Following is a description of the significant sources of revenue in our Bankruptcy and Settlement Administration segment.

  •
  Professional service fees and other support service fees contingent upon the month-to-month delivery of services, such as data conversion, claims processing, claims reconciliation, project management, professional services, call center support, website development and administration, and controlled disbursements. The amount we earn varies primarily on the size and complexity of the engagement.

  •
  Deposit-based fees earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients, to whom we provide, at no charge, software licenses, limited hardware and hardware maintenance, and post-contract client support services. Service fees earned that are based on assets placed on deposit by our trustee clients may vary based on fluctuations in short-term interest rates and changes in service fees assessed on such deposits.

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

Strategic and Financial Review

        On September 18, 2014, the Company and its Board announced the commencement of a process to explore a full range of strategic and financial alternatives, which may include among other things, acquisitions, divestitures, or a going-private or recapitalization transaction, in order to determine a course of action that is in the best interest of all shareholders. There can be no assurance that the strategic review will result in the consummation of a transaction. We incurred $2.9 million and $1.9 million of strategic and financial review expenses during the years ended December 31, 2015 and 2014, respectively.

Results of Operations for the Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

        The following provides information relevant to understanding our consolidated results of operations. Also see the discussion of segment results in the Results of Operations by Segment section below.

Consolidated Results of Operations

	Year Ended December 31,
Amounts in thousands	2015	2014	$ Change Increase / (Decrease)	% Change Increase / (Decrease)
Operating revenue	$505,936	$444,118	$61,818	14%
Reimbursable expenses	38,269	30,352	7,917	26%

Total revenue	544,205	474,470	69,735	15%

Direct costs of operating revenue (exclusive of depreciation and amortization shown separately below)	248,158	216,317	31,841	15%
Reimbursable expenses	36,192	29,592	6,600	22%
Selling, general and administrative expense	170,352	167,041	3,311	2%
Depreciation and software and leasehold amortization	37,810	36,042	1,768	5%
Amortization of identifiable intangible assets	18,347	12,655	5,692	45%
Impairment of goodwill and identifiable intangible assets	1,162	—	1,162	100%
Fair value adjustment to contingent consideration	(1,182)	1,142	(2,324)	(204)%
Other operating expense	5,291	880	4,411	501%

Total operating expense	516,130	463,669	52,461	11%

Operating income	28,075	10,801	17,274	160%

Interest expense (income)
Interest expense	20,445	16,674	3,771	23%
Interest income	(32)	(21)	(11)	(52)%

Net interest expense	20,413	16,653	3,760	23%

Income (loss) before income taxes	7,662	(5,852)	13,514	231%
Provision for (benefit from) income taxes	19,600	(4,515)	24,115	534%

Net income (loss)	$(11,938)	$(1,337)	$(10,601)	(793)%

Revenue

        Operating revenue increased $61.8 million, or 14%, to $505.9 million during the year ended December 31, 2015 from $444.1 million during the year ended December 31, 2014. This change is composed of an increase of $47.9 million in the Technology segment, including $28.9 million in operating revenue from the acquisition of Iris and an increase of $13.9 million in the Bankruptcy and

Settlement Administration segment. Refer to the subsequent Results of Operations by Segment for additional information.

        Total revenue includes reimbursable expenses, such as postage related to notification services and other third-party production costs. Although reimbursable expenses may fluctuate significantly from period to period, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.

Operating Expense

        Direct cost of operating revenue (exclusive of depreciation and amortization expense), increased $31.9 million, or 15%, to $248.2 million during the year ended December 31, 2015 from $216.3 million during the year ended December 31, 2014. This was primarily due to an increase of $14.3 million related to Iris, an increase of $10.5 million in production costs in our Bankruptcy and Settlement Administration segment primarily related to legal notification, print and advertising expenses and call center related expenses, an increase of $6.6 million in production costs in our Technology segment primarily related to software licenses, data hosting and document review related expenses and an increase of $2.8 million of direct compensation costs. These amounts were offset by a decrease of $2.3 million in other direct miscellaneous expenses, including $1.4 million of expense related our data center consolidation project that was completed in 2014.

        Reimbursable expenses increased $6.6 million, or 22%, during the year ended December 31, 2015 to $36.2 million from $29.6 million during the year ended December 31, 2014. This corresponds to the 26% increase in revenue from Reimbursable expenses and is primarily due to higher postage volumes.

        Selling, general and administrative expense increased $3.4 million, or 2%, to $170.4 million during the year ended December 31, 2015 from $167.0 million during the year ended December 31, 2014. This was primarily due to an increase of $12.8 million related to Iris, an increase of $9.3 million in indirect employee compensation costs, including $4.6 million related to incentive compensation, and an increase of $1.7 million related to external professional services and litigation expense. These increases were offset by a decrease of $4.0 million in bad debt expense, a decrease of $10.6 million in postemployment benefits primarily related to employee severance charges, a decrease of $2.9 million in expense related to our data center consolidation project and a decrease of $2.7 million in travel and entertainment expense.

        Amortization expense related to identifiable intangible assets increased $5.6 million, or 44%, to $18.3 million during the year ended December 31, 2015 from $12.7 million during the year ended December 31, 2014. This increase was primarily related to the intangible assets acquired in connection with the Iris acquisition.

        Depreciation and software and leasehold amortization increased $1.8 million, or 5%, to $37.8 million during the year ended December 31, 2015 from $36.0 million during the year ended December 31, 2014. This increase was primarily related to the property and equipment acquired in connection with the Iris acquisition.

        For the year ended December 31 2015, there was $1.2 million of expense related to impairment of goodwill and identifiable intangible assets related to Minus –10 Software, LLC ("Minus 10"). See Note 4 to the Consolidated Financial Statements for additional information.

        For the year ended December 31, 2015, there was $1.2 million of income related to the fair value adjustment to contingent consideration related to the Minus 10 acquisition. For the year ended December 31, 2014, there was $1.1 million of expense related to the fair value adjustment to contingent consideration related to the De Novo Legal LLC acquisition. See Note 9 to the Consolidated Financial Statements for additional information.

        Other operating expenses increased $4.4 million to $5.3 million during the year ended December 31, 2015 from $0.9 million during the year ended December 31, 2014. This increase was primarily related to an increase in acquisition-related expenses incurred in connection with the Iris acquisition.

Interest Expense

        Interest expense increased $3.7 million, or 22%, to $20.4 million for the year ended December 31, 2015, from $16.7 million for the year ended December 31, 2014. The increase was primarily due to higher principal amount of debt outstanding during the year ended December 31, 2015 to fund the acquisition of Iris compared to 2014.

Income Taxes

        Our effective tax rate is impacted by the applicable tax rate in jurisdictions where we generate pretax income (loss) and by the level of pretax income (loss) generated. The primary international jurisdictions where we operate generally have a lower statutory rate than the United States. Our effective tax rate in the United States is impacted by the valuation allowance against our net deferred tax assets and the amortization of tax basis in indefinite lived intangibles resulting in an increase to tax expense. The valuation allowance in the United States and the resulting mix of income (loss) in the jurisdictions where we operate causes significant variations in our overall effective tax rate compared to the actual statutory rates in the jurisdictions where we operate.

        For the year ended December 31, 2015, our consolidated income tax expense was $19.6 million compared to an income tax benefit of $4.5 million for the same period of 2014. The increase in income tax expense was primarily due to a $17.0 million valuation allowance established against our net deferred tax assets in the United States, including the deferred tax assets generated as a result of our acquisition of Iris, and increased pretax income in our foreign jurisdictions. The primary factor that caused us to establish the valuation allowance was the incurrence of cumulative pretax losses in the United States for the three year period ended December 31, 2015. We had positive cumulative pretax earnings in the United States for the three year period ended December 31, 2014. See Note 10 to the Consolidated Financial Statements for additional information relating to the valuation allowance.

        The income tax benefit of $4.5 million for the year ended December 31, 2014 was primarily the result of pretax losses incurred in the United States, partially offset by pretax income in our foreign jurisdictions that have lower income tax rates than statutory tax rate in the United States.

Results of Operations by Segment

        The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 14 to the Consolidated Financial Statements. The table below presents operating revenue, direct costs and selling, general and administrative expenses (including reimbursable expenses) and segment performance measure for each of our reportable segments and a reconciliation of the segment performance measure to consolidated income (loss) before income taxes.

	Year Ended December 31,
			$ Change Increase / (Decrease)	% Change Increase / (Decrease)
Amounts in thousands	2015	2014
Operating revenue
Technology	$345,613	$297,679	$47,934	16%
Bankruptcy and Settlement Administration	160,323	146,439	13,884	9%

Total operating revenue	$505,936	$444,118	$61,818	14%

Reimbursable expenses
Technology	$2,044	$2,540	$(496)	(20)%
Bankruptcy and Settlement Administration	36,225	27,812	8,413	30%

Total reimbursable expenses	$38,269	$30,352	$7,917	26%

Total revenue
Technology	$347,657	$300,219	$47,438	16%
Bankruptcy and Settlement Administration	196,548	174,251	22,297	13%

Total revenue	$544,205	$474,470	$69,735	15%

Direct costs, selling, general and administrative expenses
Technology	$254,200	$218,255	$35,945	16%
Bankruptcy and Settlement Administration	142,527	121,085	21,442	18%
Intercompany eliminations	(1,594)	(2,045)	451	22%

Total direct costs, selling, general and administrative expenses	$395,133	$337,295	$57,838	17%

Segment performance measure
Technology	$95,051	$84,009	$11,042	13%
Bankruptcy and Settlement Administration	54,021	53,166	855	2%

Total segment performance measure	$149,072	$137,175	$11,897	9%

Segment performance measure as a percentage of segment operating revenue
Technology	28%	28%		—%
Bankruptcy and Settlement Administration	34%	36%		(2)%
Total	29%	31%		(2)%
Reconciliation of segment performance measure to consolidated Income (loss) before income taxes
Segment performance measure	$149,072	$137,175	$11,897	9%
Unallocated expenses	(45,821)	(62,557)	16,736	27%
Share-based compensation expense	(13,748)	(13,098)	(650)	(5)%
Depreciation and software and leasehold amortization	(37,810)	(36,042)	(1,768)	(5)%
Amortization of identifiable intangible assets	(18,347)	(12,655)	(5,692)	(45)%
Impairment of goodwill and identifiable intangible assets	(1,162)	—	(1,162)	(100)%
Fair value adjustment to contingent consideration	1,182	(1,142)	2,324	204%
Other operating expense	(5,291)	(880)	(4,411)	(501)%

Operating income	28,075	10,801	17,274	160%
Interest expense, net	(20,413)	(16,653)	(3,760)	(23)%

Income (loss) before income taxes	$7,662	$(5,852)	$13,514	231%

Technology Segment

        Operating revenue increased $47.9 million, or 16%, to $345.6 million during the year ended December 31, 2015 from $297.7 million during the year ended December 31, 2014. The increase was primarily due to $28.9 million of revenue from our acquisition of Iris, an increase of $11.3 million in Europe and Asia eDiscovery revenues as the result of growth in both ESI and document review revenues and an increase of $11.2 million in document review revenues in North America as the result of an increase in document review billable hours. These increases were offset by a decrease of $3.5 million in North America ESI revenues caused by unit pricing pressures for our ESI services combined with lower ESI data volumes.

        Revenue from reimbursable expenses decreased $0.5 million, or 20% to $2.0 million during the year ended December 31, 2015 from $2.5 million during the year ended December 31, 2014, primarily due to a decrease in reimbursable third party production costs. Our direct costs associated with reimbursable expenses are included in Direct costs, selling, general and administrative expenses in the table above.

        Direct costs, selling, general and administrative expenses increased $35.9 million, or 16%, to $254.2 million during the year ended December 31, 2015 from $218.3 million during the year ended December 31, 2014. This was primarily due to an increase of $26.9 million related to Iris, an increase of $7.9 million in employee compensation expenses, including $5.5 million related to project-based attorneys and contractor labor and an increase of $6.6 million in production costs primarily related to third party software, data hosting and lease cost for document review services. These increases were offset by a decrease of $3.6 million in bad debt expense, a decrease of $1.1 million in miscellaneous general and administrative expenses such as utilities, professional services and office supplies, a decrease of $0.6 million in reimbursable productions costs and a decrease of $0.3 million in travel and entertainment expenses.

Bankruptcy and Settlement Administration Segment

        Operating revenue increased $13.9 million, or 9%, to $160.3 million during the year ended December 31, 2015 from $146.4 million during the year ended December 31, 2014. This was primarily due to an increase of $18.4 million in settlement administration revenue driven by the timing of large class action and data breach engagements, offset by a decrease in Chapter 11 bankruptcy revenue of $4.5 million primarily due to a decline in early-case noticing revenues as compared to 2014.

        Revenue from reimbursable expenses increased $8.4 million, or 30%, to $36.2 million during the year ended December 31, 2015 from $27.8 million during the year ended December 31, 2014, primarily due to an increase in reimbursable postage costs. Our direct costs associated with reimbursable expenses are included in Direct costs, selling, general and administrative expenses in the table above.

        Direct costs, selling, general and administrative expenses increased $21.4 million, or 18%, to $142.5 million during the year ended December 31, 2015 from $121.1 million during the year ended December 31, 2014. This increase was primarily due to an increase of $10.5 million in legal notification costs, call center related costs, print and advertising costs and other production-related expenses, an increase of $7.2 million in reimbursed direct costs, primarily postage costs and an increase of $4.8 million in employee compensation expenses, including $0.6 million related to incentive compensation. These increases were offset by a decrease of $0.7 million in miscellaneous general and administrative expenses such as utilities, professional services and office supplies, a decrease of $0.4 million in bad debt expense and a decrease of $0.3 million in travel and entertainment expenses.

Results of Operations for the Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

        The following provides information relevant to understanding our consolidated results of operations. Also see the discussion of segment results in the Results of Operations by Segment section below.

Consolidated Results of Operations

	Year Ended December 31,
Amounts in thousands	2014	2013	$ Change Increase / (Decrease)	% Change Increase / (Decrease)
Operating revenue	$444,118	$438,690	$5,428	1%
Reimbursable expenses	30,352	43,393	(13,041)	(30)%

Total revenue	474,470	482,083	(7,613)	(2)%

Direct costs of operating revenue (exclusive of depreciation and amortization shown separately below)	216,317	210,458	5,859	3%
Reimbursable expenses	29,592	41,766	(12,174)	(29)%
Selling, general and administrative expense	167,041	149,045	17,996	12%
Depreciation and software and leasehold amortization	36,042	30,971	5,071	16%
Amortization of identifiable intangible assets	12,655	18,834	(6,179)	(33)%
Fair value adjustment to contingent consideration	1,142	2,580	(1,438)	(56)%
Other operating (income) expense	880	(791)	1,671	211%

Total operating expense	463,669	452,863	10,806	2%

Operating income	10,801	29,220	(18,419)	(63)%

Interest expense (income)
Interest expense	16,674	12,130	4,544	37%
Interest income	(21)	(15)	(6)	(40)%

Net interest expense	16,653	12,115	4,538	37%

Income (loss) before income taxes	(5,852)	17,105	(22,957)	(134)%
Provision for (benefit from) income taxes	(4,515)	5,995	(10,510)	(175)%

Net income (loss)	$(1,337)	$11,110	$(12,447)	(112)%

Revenue

        Operating revenue increased $5.4 million, or 1%, to $444.1 million during the year ended December 31, 2014 from $438.7 million during the year ended December 31, 2013. The increase in operating revenue was driven by a $12.8 million increase in the Technology segment, offset by a $7.4 million decrease in operating revenues for the Bankruptcy and Settlement Administration segment. Refer to the subsequent Results of Operations by Segment for additional information.

        Total revenue includes reimbursable expenses, such as postage related to notification services and other third-party production costs.

Operating Expense

        Direct cost of operating revenue (exclusive of depreciation and amortization expense), increased $5.8 million, or 3%, to $216.3 million during the year ended December 31, 2014 from $210.5 million during the year ended December 31, 2013. The increase reflects the increase in and the mix of operating revenue and includes a $15.6 million increase in direct compensation costs primarily in our Technology segment. This increase was partially offset by a $9.3 million decrease in costs for legal notification and advertising services.

        Reimbursable expenses decreased $12.2 million, or 29%, during the year ended December 31, 2014 to $29.6 million from $41.8 million during the year ended December 31, 2013. The decrease corresponds to the percentage decline in revenue from Reimbursable expenses and is primarily due to lower postage costs.

        Selling, general and administrative expense increased $18.0 million, or 12%, to $167.0 million during the year ended December 31, 2014 from $149.0 million during the year ended December 31, 2013. This included an increase of $11.4 million of reorganization expenses that are primarily post-employment benefits related to executive resignation agreements. It also included an increase of $5.6 million in office-related expenses such as lease expense, maintenance, utilities and supplies primarily related to the expansion of our document review centers' capacity, and an increase of $1.9 million related to our strategic and financial review process.

        Depreciation and software and leasehold amortization increased $5.0 million, or 16%, to $36.0 million for the year ended December 31, 2014 from $31.0 million during the year ended December 31, 2013, as a result of increased depreciation on equipment and software related to capital expenditures.

        Amortization of identifiable intangible assets decreased $6.1 million, or 33% to $12.7 million for the year ended December 31, 2014 from $18.8 million during the year ended December 31, 2013. The decrease was the result of applying an accelerated amortization method to certain of our intangible assets that are at later stages of their estimated useful lives.

        Fair value adjustment to contingent consideration of $1.1 million and $2.6 million were recorded during the years ended December 31, 2014 and 2013, respectively, related to our acquisition of De Novo Legal LLC in 2011. See Note 9 to the Consolidated Financial Statements for further discussion of the contingent consideration.

Interest Expense

        Interest expense increased $4.6 million, or 37%, to $16.7 million for the year ended December 31, 2014 from $12.1 million for the year ended December 31, 2013. The increase reflects the higher principal amount of debt outstanding during the year ended December 31, 2014 as compared to the prior year and the higher rate of interest for our term loan under the credit facility as compared to the interest rate under the former credit facility. Interest expense for the year ended December 31, 2014 included $0.8 million related to fees incurred and expensed in conjunction with the amendment to our credit facility. Interest expense for the year ended December 31, 2013 included $1.0 million for the write-off of fees related to the early termination of the former credit facility. See Note 5 to the Consolidated Financial Statements for further discussion of the credit facility.

Income Taxes

        Our effective tax rate for the year ended December 31, 2014 was 77.2% compared to 35.0% for the prior year end. Our 2014 effective tax rate was higher than the U.S. statutory rate primarily because of the relative mix of income earned in international jurisdictions compared to the pre-tax loss in the United States. In 2014, the tax rate used in computing the tax benefit on U.S. losses was significantly higher than the tax rate used in computing the tax expense on foreign income, which resulted in an overall effective tax rate that was not customary.

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

	Year Ended December 31,
			$ Change Increase / (Decrease)	% Change Increase / (Decrease)
Amounts in thousands	2014	2013
Operating revenue
Technology	$297,679	$284,929	$12,750	4%
Bankruptcy and Settlement Administration	146,439	153,761	(7,322)	(5)%

Total operating revenue	$444,118	$438,690	$5,428	1%

Reimbursable expenses
Technology	$2,540	$2,488	$52	2%
Bankruptcy and Settlement Administration	27,812	40,905	(13,093)	(32)%

Total reimbursable expenses	$30,352	$43,393	$(13,041)	(30)%

Total revenue
Technology	$300,219	$287,417	$12,802	4%
Bankruptcy and Settlement Administration	174,251	194,666	(20,415)	(10)%

Total revenue	$474,470	$482,083	$(7,613)	(2)%

Direct costs, selling, general and administrative expenses
Technology	$218,255	$198,462	$19,793	10%
Bankruptcy and Settlement Administration	121,085	145,596	(24,511)	(17)%
Intercompany eliminations	(2,045)	(384)	(1,661)	433%

Total direct costs, selling, general and administrative expenses	$337,295	$343,674	$(6,379)	(2)%

Segment performance measure
Technology	$84,009	$89,339	$(5,330)	(6)%
Bankruptcy and Settlement Administration	53,166	49,070	4,096	8%

Total segment performance measure	$137,175	$138,409	$(1,234)	(1)%

Segment performance measure as a percentage of segment operating revenue
Technology	28%	31%		(3)%
Bankruptcy and Settlement Administration	36%	32%		4%
Total	31%	32%		(1)%
Reconciliation of segment performance measure to consolidated Income (loss) before income taxes
Segment performance measure	$137,175	$138,409	$(1,234)	(1)%
Unallocated expenses	(62,557)	(47,587)	(14,970)	31%
Share-based compensation expense	(13,098)	(10,008)	(3,090)	31%
Depreciation and software and leasehold amortization	(36,042)	(30,971)	(5,071)	16%
Amortization of identifiable intangible assets	(12,655)	(18,834)	6,179	(33)%
Fair value adjustment to contingent consideration	(1,142)	(2,580)	1,438	(56)%
Other operating income (expense)	(880)	791	(1,671)	211%

Operating income	10,801	29,220	(18,419)	(63)%
Interest expense, net	(16,653)	(12,115)	(4,538)	37%

Income (loss) before income taxes	$(5,852)	$17,105	$(22,957)	(134)%

Technology Segment

        Operating revenue increased $12.8 million, or 4%, to $297.7 million during the year ended December 31, 2014 from $284.9 million during the year ended December 31, 2013. The increase in revenue was primarily the result of growth in our Europe and Asia operations, which increased $11.0 million or 22% as compared to 2013, including an increase of $5.4 million related to ESI. In addition, ESI revenue increased by $3.2 million in our North America operations, offset by a decrease in document review services of $1.4 million.

        Revenue from reimbursable expenses was unchanged at $2.5 million for both the years ended December 31, 2014 and 2013.

        Direct costs, selling, general and administrative expenses increased $19.8 million, or 10%, to $218.3 million during the year ended December 31, 2014 from $198.5 million during the year ended December 31, 2013. This included an $11.2 million increase in direct compensation expenses for employees, project-based attorneys and contractor labor. This direct compensation increase was partially offset by a $6.7 million decrease in general and administrative employee compensation. The change in Direct costs, selling, general and administrative expenses also included a $7.9 million increase in information technology-related costs, a $3.8 million increase in other production related costs, and a $3.3 million increase in office-related expenses such as lease expense, maintenance, utilities and supplies primarily related to the expansion of our document review centers' capacity.

Bankruptcy and Settlement Administration Segment

        Operating revenue decreased $7.4 million, or 5%, to $146.4 million during the year ended December 31, 2014 from $153.8 million during the year ended December 31, 2013. The decrease was primarily due to a $10.6 million decrease in settlement administration revenues driven by a large private anti-trust engagement in the prior year which was completed in 2013 that increased legal notification and advertising services for that period. Settlement administration continues to be dependent on the timing and size of contracts awarded. This decrease was offset by a $3.2 million increase in bankruptcy related revenues in 2014.

        Revenue from reimbursable expenses decreased $13.1 million, or 32%, to $27.8 million during the year ended December 31, 2014 from $40.9 million during the year ended December 31, 2013, primarily due to a decrease in reimbursable postage costs. Our direct costs associated with reimbursable expenses are included in Direct costs, selling, general and administrative expenses in the table above.

        Direct costs, selling, general and administrative expenses decreased $24.5 million, or 17%, to $121.1 million during the year ended December 31, 2014 from $145.6 million during the year ended December 31, 2013. The decrease was primarily the result of a $20.7 million decrease in direct cost of services which was related to the large private anti-trust engagement which was active during 2013. In addition, there was a $3.1 million decrease in general and administrative employee compensation costs.

Liquidity and Capital Resources

Overview

        We had $27.6 million in cash and cash equivalents as of December 31, 2015, of which $10.0 million was held by our foreign subsidiaries at financial institutions outside of the United States. We consider the earnings of our foreign subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. As of December 31, 2015, our earnings in accordance with U.S. GAAP in excess of the tax basis of our investments in foreign subsidiaries were $35.3 million. In the event that we decide to repatriate foreign earnings, we would have to adjust the income tax provision in the period when we determine that the earnings will no longer be indefinitely invested outside the United States.

        We have historically funded our operations primarily through cash flows from operations and borrowings under our credit facility. Furthermore, we have historically used cash to develop and enhance our proprietary software products, fund our capital expenditures, repurchase shares of our common stock, pay dividends and acquire businesses. We have also used cash to pay interest and principal amounts outstanding under various debt agreements.

        We believe that existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, borrowing capacity under our credit facility, will be sufficient to meet our expected operating and debt service requirements for at least the next 12 months. As we expect to continue to generate positive free cash flow in 2016 and beyond, we expect to continue to repay or be able to refinance the amounts outstanding under our credit facility as or before they become due and payable.

Operating Activities

        During the year ended December 31, 2015, our operating activities provided net cash of $81.3 million. Included in net cash provided by operating activities was a net loss of $11.9 million, which included $98.9 million of non-cash expenses for a total contribution to operating cash flows of $87.0 million related to net income adjusted to exclude non-cash expenses. Cash provided by operating activities also included a $5.7 million net use of cash resulting from changes in operating assets and liabilities, primarily from an $8.6 million increase in trade accounts receivable and a $3.0 million increase in other current assets offset by a $5.7 million decrease in accounts payable and other liabilities and a decrease of $0.2 million in refundable income taxes. Trade accounts receivable fluctuate from period to period depending on the period to period change in revenue and the timing of revenue and collections. Accounts payable fluctuate from period to period depending on the timing of purchases and payments.

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

        During the year ended December 31, 2013, our operating activities provided net cash of $32.6 million. Included in net cash provided by operating activities was net income of $11.1 million and $58.1 million of non-cash expenses, for a total of $69.2 million. Cash provided by operating activities also included a $36.6 million net use of cash resulting from changes in operating assets and liabilities, primarily from a $43.4 million increase in trade accounts receivable including a $32.7 million increase in fourth quarter total revenue as compared to the same period in the prior year. Cash provided by operating activities also included the use of cash for client deposits primarily related to the fourth quarter 2012 receipt of a $14.3 million client deposit for a large settlement administration engagement and other expenditures for that matter. These uses of cash were partially offset by a $16.1 million increase in accounts payable and other liabilities and a $5.9 million increase in income tax liabilities.

Investing Activities

        During the years ended December 31, 2015 and 2014, we used $124.6 million to fund the acquisition of Iris and $0.3 million to fund the acquisition of Minus 10, respectively. We used $19.9 million, $28.9 million and $34.6 million during the years ended December 31, 2015, 2014 and 2013, respectively, to fund purchases of property and equipment, primarily computer hardware for our network infrastructure and software licenses. Additionally, during the year ended December 31, 2013, we used $7.9 million related to the expansion of our Kansas City corporate headquarters. Software development is essential to our continued growth and during the years ended December 31, 2015, 2014 and 2013, we used cash of $9.2 million, $7.2 million and $6.1 million, respectively, to fund internal costs related to the development of software.

Financing Activities

        During the year ended December 31, 2015, we borrowed $98.0 million under our credit facility to fund a portion of the purchase consideration related to the Iris acquisition. We also paid $37.1 million of principal amounts related to our debt, including $27.0 million related to our credit facility, $4.6 million related to a note payable and $5.4 million related to capital lease obligations. We paid $1.7 million of debt issuance cost in conjunction with the second and third amendments to our Credit Agreement. We paid $13.2 million in dividends and used $4.2 million to repurchase shares of common stock to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and certain stock option exercises. Cash proceeds from the exercise of stock options were $3.9 million.

        During the year ended December 31, 2014, we paid $10.8 million of principal amounts related to our debt, including $3.0 million related to our credit facility, $4.1 million related to notes payable and $3.7 million related to capital lease obligations. We also paid $5.0 million of contingent purchase consideration related to the December 28, 2011 acquisition of De Novo Legal LLC based upon achievement of 2013 revenue-based performance measures, $12.8 million in dividends and we used $4.0 million to repurchase shares of common stock to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and certain stock option exercises. Additionally, we used $0.8 million related to debt issuance costs. Cash proceeds from the exercise of stock options were $12.5 million.

        During the year ended December 31, 2013, we borrowed $88.0 million and repaid $287.0 million under our former credit facility, inclusive of the payment of the outstanding revolving loan balance on August 27, 2013, the proceeds of which were used primarily to fund working capital requirements associated with sequential revenue growth and capital expenditures including the Kansas City corporate headquarters expansion and the data center consolidation project. During the year ended December 31, 2013, we paid $3.1 million of contingent purchase consideration related to the December 28, 2011 acquisition of De Novo Legal LLC, $7.9 million of principal payments related to other debt, and $12.9 million of dividends. During the year ended December 31, 2013, we used $29.4 million to repurchase shares under the 2012 Program (as defined below) and to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and certain stock option exercises.

Credit Agreement

        In August 2013, we entered into a $400 million senior secured credit facility, which originally consisted of a $100 million senior revolving loan commitment, maturing in August 2018, and a $300 million senior secured term loan, maturing in August 2020 (the "Credit Agreement"). The credit facility is secured by liens on our real property and a significant portion of our personal property. Our Credit Agreement also provides a $200 million uncommitted Accordion for access to incremental capital. The Accordion provides for increasing the senior secured term loan from the original $300 million up to $500 million and/or increasing the total capacity under the senior revolving loan commitment from its original $100 million up to a maximum of $200 million with the aggregate total increase in the term loan and revolving loans not to exceed $200 million. In April 2015, we utilized a portion of the borrowing capacity under the Accordion, and as a result, increased the borrowings outstanding under the senior secured term loan by $75 million, with the net proceeds used to fund a portion of the purchase consideration for Iris. As of December 31, 2015, we have $125 million of available capacity under the Accordion, subject to securing additional commitments from financial institutions and compliance with the covenants specified in the Credit Agreement.

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

  •
  Second Amendment:    On January 26, 2015, we entered into the Second Amendment to the Credit Agreement (the "Second Amendment"), which increased the senior secured term loan interest rate options by 25 basis points to the following: (1) 2.75% plus prime rate subject to a 1.75% floor; or (2) 3.75% plus one, two, three or six month LIBOR subject to a 0.75% LIBOR floor, for an aggregate floating rate floor of 4.50%. The Second Amendment also amended the definition of "Applicable Margin" increasing the margin determined by reference to our consolidated net leverage ratio (as defined in the Credit Agreement) for purposes of calculating the interest rate for base rate loans, Eurodollar loans and the fee applicable to letters of credit as specified therein. In addition, the Second Amendment amended the definitions of "Consolidated EBITDA", "Consolidated Net Income" and "Excess Cash Flow" to permit us to add back the additional following charges: (1) severance and reorganization costs and expenses incurred during any trailing twelve month period that includes a fiscal quarter ending on or after January 1, 2014 and on or prior to December 31, 2014; and (2) certain fees, costs and expenses incurred by us in connection with our previously announced review of certain strategic and financial alternatives, including potential proxy contests.

  •
  Third Amendment:    On April 30, 2015, we entered into the Third Amendment to the Credit Agreement (the "Third Amendment") to exercise our right under the $200 million Accordion increasing the borrowings outstanding under the senior secured term loan by an aggregate principal amount of $75 million. As a result of the Third Amendment, we have the right, subject to compliance with the covenants specified in the Credit Agreement, to increase the borrowing capacity under the revolving credit facility by $125 million. The Third Amendment also provides for repayment of borrowings outstanding under the senior secured term loan in 21 quarterly payments of principal of $0.9 million, commencing on June 30, 2015, with the remaining principal balance of the term loan due upon the maturity date in August 2020.

        In addition, the Credit Agreement contains certain annual mandatory prepayment terms based on a percentage of excess cash flow. Excess cash flow, as defined in the Credit Agreement, consists of Consolidated EBITDA (as defined in the Credit Agreement) adjusted for capital expenditures, changes in working capital, interest paid, income taxes paid, principal payments, dividends and certain acquisition-related obligations. Such annual mandatory prepayments are required when the applicable year end net leverage ratio exceeds 2.75 to 1.00 and any payments reduce proportionately the remaining quarterly principal payments. During the first quarter of 2015, we made a $0.6 million excess cash flow payment relating to the period ending December 31, 2014.

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

        As of December 31, 2015:

  •
  We were in compliance with all financial covenants.

  •
  Our borrowings outstanding under the senior secured term loan were $367.2 million.

  •
  There were no borrowings outstanding under the $100 million senior revolving loan. We had $0.8 million in letters of credit outstanding that reduce the borrowing capacity under the senior revolving loan.

  •
  All outstanding borrowings under the senior secured term loan were based on the 0.75% LIBOR floor and the applicable margin was 3.75% for an aggregate floating rate floor of 4.50%.

        See Note 5 to the Consolidated Financial Statements for additional information related to the credit facility.

Business Acquisitions

        On April 30, 2015, Epiq completed the acquisition of all of the capital stock of Iris pursuant to a Stock Purchase Agreement dated April 7, 2015 (the "Purchase Agreement").

        Under the terms of the Purchase Agreement, the aggregate purchase consideration was $133.8 million (the "Purchase Consideration"), consisting of $124.7 million in cash consideration ("Cash Consideration") and $9.1 million of assumed capital lease obligations of the seller. The Cash Consideration was funded with existing cash and borrowings under our Credit Agreement. Of the Cash Consideration, $68.6 million was paid to the seller at closing, and $55.2 million was distributed by Iris to participants in the Amended and Restated Iris Data Services, Inc. Participation Plan (the "Plan"), in accordance with the terms of the Plan and the Purchase Agreement. The remaining Cash Consideration of $0.9 million was paid to the seller and participants in the Plan during the three months ended September 30, 2015. The distributions to the participants in the Plan resulted in post-closing tax benefits to Epiq of approximately $23.0 million. In addition, of the Cash Consideration, approximately $13.0 million was placed in escrow for fifteen months after the closing as security for potential future indemnification claims.

        On April 1, 2014, we completed the acquisition of Minus 10, a company that develops and maintains software products and provides related services to its clients with respect to web-enabled bankruptcy preparation and case management and expanded our Chapter 11 restructuring service offerings. The combined purchase consideration of $1.3 million included $0.3 million in cash consideration, $0.1 million of deferred purchase price and contingent consideration with an acquisition date fair value of $0.9 million. During the second quarter of 2015, we remeasured the fair value of the contingent consideration using actual operating results and our revised forecasted operating results for Minus 10 for the remainder of the measurement period. As a result of this remeasurement, the fair value of the contingent consideration was reduced to zero, resulting in a non-cash gain of $1.2 million. In August 2015, we sold our 100% equity interest in Minus 10 for an amount immaterial to the Consolidated Financial Statements. There are no further payments remaining under this contingent consideration obligation.

Dividends

        Our Board declared quarterly cash dividends of $0.09 per common share in each of the four quarters of 2015, 2014 and 2013, and representing $13.5 million, $13.0 million and $12.8 million, respectively, in total dividends. Total dividends paid during 2015, 2014, and 2013 were $13.2 million, $12.8 million and $12.9 million, respectively.

        On November 5, 2015, the Board declared a cash dividend of $0.09 per outstanding share of common stock to shareholders of record as of the close of business on January 7, 2016. On February 16, 2016, we paid $3.3 million of dividends to holders of our common stock related to the November 5, 2015 declaration date.

        On February 25, 2016, the Board declared a cash dividend of $0.09 per outstanding share of common stock payable on May 2, 2016 to shareholders of record as of the close of business on April 4, 2016.

        We do not have a formal dividend policy. We determine if we will pay cash dividends on a quarterly basis and dividends may be declared at the discretion of our Board. There is no assurance that we will continue to pay cash dividends on our common stock in the future, or that any such dividends will be comparable to those previously declared. Any future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board.

Share Repurchase Program

        On November 6, 2013, our Board approved and authorized the 2014 Share Repurchase Program, which allowed us to repurchase, on or prior to December 31, 2015, outstanding shares of our common stock up to an aggregate of $35.0 million. The 2014 Share Repurchase Program became effective on January 1, 2014 and expired on December 31, 2015. There were no repurchases of shares of common stock made under the 2014 Share Repurchase Program.

        On June 1, 2012, our Board authorized the repurchase, through December 31, 2013, of up to an aggregate of $35.0 million of our outstanding shares of common stock (the "2012 Program"). During the year ended December 31, 2013, we purchased 1,768,296 shares of common stock under the 2012 Program for $22.9 million, at an average cost of $12.94 per share.

Capital Expenditures

        During fiscal years 2015, 2014 and 2013 our capital expenditures, inclusive of assets funded by capital leases and notes payable, were $35.6 million, $40.9 million and $48.6 million, respectively. We have made significant investments to expand our global data centers and upgrade our network infrastructure in the United States and our international locations in order to support our global growth in client data volumes and to enhance client data security. We expect to continue to make capital expenditure investments in our operations including in our acquired businesses.

Off-balance Sheet Arrangements

        We do not utilize off-balance sheet arrangements in our operations; however, we enter into operating leases in the ordinary course of business. Our operating lease obligations are disclosed below under "Contractual Obligations" and also in Note 6 to the Consolidated Financial Statements.

Contractual Obligations

        Contractual obligations for purchases of goods or services include agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.

        The expected timing of payments of the obligations below is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the timing of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

        The following table summarizes our significant contractual obligations and commitments as of December 31, 2015.

	Payments Due By Period (in thousands)
Contractual Obligation(1)	2016	2017	2018	2019	2020	2021 & After	Total
Credit Agreement(2)	$20,113	$19,949	$19,785	$19,920	$361,852	—	$441,619
Capital lease obligations(3)	4,391	3,750	2,755	1,954	1,210	552	14,612
Operating leases	9,174	8,533	7,859	5,851	5,020	21,074	57,511
Note payable(4)	4,848	3,636	—	—	—	—	8,484
Purchase obligations(5)	19,295	17,411	10,170	1,078	548	34	48,536
Executive resignation agreement(6)	1,197	—	—	—	—	—	1,197

Total	$59,018	$53,279	$40,569	$28,803	$368,630	$21,660	$571,959

(1)
As of December 31, 2015, our unrecognized tax benefits and related interest and penalties were approximately $5.9 million. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

(2)
Includes scheduled principal and interest payments under our senior secured term loan which matures in August 2020, assuming interest rates in effect as of December 31, 2015.

(3)
Includes scheduled principal and interest payments on our capital leases which mature in periods through 2021.

(4)
Includes scheduled principal and interest payments on our note payable related to a software license agreement.

(5)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including long-term contractual obligations and open purchase orders.

(6)
Includes a payment to a former executive officer, which was paid in January 2016.

Critical Accounting Policies and Estimates

        Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. We believe our most critical accounting policies and estimates relate to the following:

  •
  Revenue recognition

  •
  Recoverability of goodwill

  •
  Recoverability of long-lived assets

  •
  Income taxes

        Management has discussed the development, selection and disclosure of critical accounting policies and estimates with the Audit Committee of the Board. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of our significant accounting policies, refer to Note 1 to the Consolidated Financial Statements.

Revenue Recognition

        We have arrangements with clients pursuant to which we provide multiple elements of services that are billed based on unit prices and volumes for which we have identified each deliverable service element. Based on our evaluation of each element, we have determined that each element delivered has stand-alone value to our clients because we or other vendors sell such services separately from any other services and deliverables. However, we don't sell these services on a stand-alone basis in sufficient volumes to establish evidence of fair value. Therefore, we obtain objective and reliable evidence of the fair value of each element based on third-party evidence of similar services or, for elements where third-party evidence cannot be established, the best estimate of sales price has been used. Our arrangements do not include general rights of return. Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value or best estimated selling price of each unit of accounting, which is generally consistent with the stated prices in our arrangements. In instances when revenue recognition is deferred, we utilize the relative selling price method to calculate the revenue recognized for each period.

        We recognize revenue for each service deliverable when the following criteria are satisfied:

  •
  we have evidence of an arrangement,

  •
  the services are rendered,

  •
  our fee becomes fixed and determinable, and

  •
  collectability is reasonably assured.

        Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a client deposit until all revenue recognition criteria have been satisfied.

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

        The following table illustrates the percentages by which each reporting unit's fair value and our aggregate fair value exceeded its carrying value as of July 31, 2015. In addition, the table includes a sensitivity analysis related to changes in certain key assumptions as noted below for each reporting unit. The impact of each assumption change within the sensitivity analysis was calculated independently and excludes the impact of the other assumed changes.

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

(1)
Assumes all other inputs remain the same; the impact of each assumption change within the sensitivity analysis above was calculated independently and excludes the impact of the other assumed changes.

        As of December 31, 2015, there have been no events since our last annual test to indicate that it is more likely than not that the recorded goodwill balance had become impaired. As of December 31, 2015, goodwill for the Technology and Bankruptcy and Settlement Administration reporting units was $262.5 million and $215.0 million, respectively.

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

        Tax law requires items to be recognized in our tax returns differently than how these items are reflected in the Consolidated Financial Statements. As a result, the annual tax rate reflected in our Consolidated Financial Statements is different from that reported in our tax returns (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to measure deferred tax assets or liabilities are the enacted tax rates in effect for the current year and take into account the manner and timing in which the differences are expected to reverse in the future.

        Valuation allowances are recorded against our deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations and projections of future profitability within the carryforward period, including taxable income from tax planning strategies. Negative evidence includes items such as historical cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on our projections of future taxable income. Historical operating income or loss provide objective evidence, and we consider three years of historical cumulative pretax losses to be a compelling factor in recording a valuation allowance.

        Deferred tax assets, for which no valuation allowance is recorded, may not be realized upon changes in facts and circumstances, resulting in a future charge to establish a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence at each period end. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risks to which we are exposed include interest rates under our credit facility, fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue, and foreign exchange rates giving rise to translation.

Interest Rate Risk

Credit Facility

        The senior secured term loan under our credit facility bears interest as follows: (1) 2.75% plus prime rate subject to a 1.75% floor; or (2) 3.75% plus one, two, three or six month LIBOR rate subject to a 0.75% LIBOR floor for an aggregate floating rate floor of 4.50%. As of December 31, 2015, all outstanding borrowings under the term loan were based on LIBOR subject to an aggregate floating rate of 4.50%.

        The senior secured revolving loan under our credit facility bears interest as follows: (1) for base rate advances, borrowings bear interest at prime rate plus 225 to 325 basis points; and (2) for LIBOR advances, borrowings bear interest at LIBOR plus 325 to 425 basis points. As of December 31, 2015, there were no borrowings outstanding under the senior secured revolving loan.

        Based on borrowings outstanding as of December 31, 2015, a hypothetical 100 basis point increase in the LIBOR rate would have increased our annual interest expense by approximately $2.0 million.

Interest Rate Cash Flow Hedges

        In November 2013, we entered into a two-year 3% interest rate cap agreement for a notional amount of $150.0 million equal to the portion of the senior secured term loan being hedged. In August 2015, the interest rate cap expired with a fair value on the date of expiration that was immaterial to the Consolidated Financial Statements.

        In April 2014, we entered into a forward interest rate swap effective from August 31, 2015 through August 27, 2020, with a notional amount of approximately $73.7 million equal to the portion of the outstanding amortized principal amount of the senior secured term loan being hedged as of the effective date of the forward interest rate swap. Under the swap, we will pay a fixed amount of interest of 2.81% on the notional amount and the swap counterparty will pay a floating amount of interest based on LIBOR with a one-month designated maturity subject to a floor of 0.75% which is consistent with our obligation under the term loan. The interest rate swap contains a floor of 0.75% to ensure that the one-month LIBOR received on each settlement of the interest rate swap will not be less than our LIBOR floor obligation to lenders of 0.75%.

        The objective of entering into this interest rate swap was to eliminate the variability of the cash flows in interest payments related to the portion of the debt being hedged. The interest rate swap qualifies as a cash flow hedge and, as such, is being accounted for at estimated fair value with changes in estimated fair value being deferred in accumulated other comprehensive income (loss) until such time as the hedged transaction is recognized in earnings. As of December 31, 2015, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risks of rising interest rates. The fair value of the interest rate swap at December 31, 2015 was a liability of $3.9 million.

Chapter 7 Interest Rate-Based Fees

        We earn interest rate-based and service fees from our Chapter 7 bankruptcy services. Interest rate-based and service fees are earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients. The interest rate-based fees we earn may vary based on fluctuations in short-term interest rates. As of December 31, 2015, our trustee clients had $1.4 billion of assets placed on deposit with designated financial institutions.

        Based on sensitivity analysis we performed for the year ended December 31, 2015, a hypothetical 100 basis points movement in interest rates would not have had a material effect on our consolidated balance sheets, results from operations or cash flows.

Foreign Currency Risk

        We have operations outside of the United States, and therefore, a portion of our net assets, revenues and expenses are in functional currencies other than United States dollars. We do not utilize hedge instruments to manage the exposures associated with fluctuating foreign currency exchange rates, and as a result, we are exposed to changes in currency exchange rates between the United States dollar and the functional currency of the foreign countries where we have operations. Our most significant exposure to foreign currency exchange risk relates to the British Pound. When the United States dollar weakens against foreign currencies, the dollar value of our net assets, revenues and expenses denominated in foreign currencies increases. When the United States dollar strengthens, the opposite situation occurs.

        We performed a sensitivity analysis assuming a hypothetical 10% strengthening or weakening in the United States dollar relative to foreign currency exchange rates applied to our historical financial statements of our foreign subsidiaries for the year ended December 31, 2015, which indicated that such a movement would have changed our consolidated net assets and operating income by approximately $4.7 million and $1.4 million, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary financial information required to be filed under this Item 8 are presented on pages F-1 through F-46 in Part IV, Item 15 of this Form 10-K and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the operations resulting from the acquisition of Iris, which was acquired on April 30, 2015 and are included in the 2015 consolidated financial statements. We did not have the practical ability to perform an assessment of Iris' internal controls in time for the year ended December 31, 2015. Iris constituted 17% and 5% of total assets and total revenues, respectively, as of and for the year ended December 31, 2015.

        Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 9A of this report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        Management, together with our Chief Executive Officer and Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2015. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Epiq Systems, Inc.
Kansas City, Kansas

        We have audited the internal control over financial reporting of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Iris Data Services, Inc., which was acquired on April 30, 2015 and whose financial statements constitute 17% and 5% of total assets and revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Iris Data Services, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated March 1, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 1, 2016

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference to the sections entitled "Election of Directors (Proposal No. 1)", "Executive Officers", "Corporate Governance" and "Stock Ownership Information—Section 16(a) Beneficial Ownership Reporting Compliance" of our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2015.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to the sections entitled "Executive Compensation", "Corporate Governance—Director Compensation", "Corporate Governance—Compensation Committee Interlocks and Insider Participation" and "Executive Compensation—Report of the Compensation Committee" of our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2015.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to the sections entitled "Stock Ownership Information" of our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2015.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2015 about the Company's common stock that may be issued upon exercise of outstanding options, warrants and rights, as well as other year-end information about our equity compensation plans.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans:
Approved by security holders	1,603,078	(1)	$13.82	518,490	(2)
Not approved by security holders	230,000	(3)	15.11	200,000	(3)

Total	1,833,078		13.98	718,490

(1)
Includes shares of common stock issuable upon exercise of outstanding stock options granted under the 2004 Incentive Plan. This amount excludes 658,214 shares of nonvested restricted stock outstanding as of December 31, 2015 that was granted under the 2004 Incentive Plan.

(2)
Includes shares of common stock available for issuance under the 2004 Incentive Plan, as awards in the form of stock options and nonvested share awards.

(3)
As part of certain acquisitions and as an inducement in hiring of certain new key executives, stock options are issued outside of the 2004 Incentive Plan from time to time in accordance with NASDAQ Listing Rule 5636(c)(4). The options reflected in the table were granted at an option exercise price equal to fair market value of the common stock on the date of grant, are non-qualified options, are exercisable for up to 10 years from the date of grant, and generally vest 25% on the second anniversary of the grant date and continue to vest 25% per year on each anniversary of the grant date until fully vested. In September 2015, the Board adopted the Epiq Systems, Inc. 2015 Inducement Plan (the "Inducement Plan") in accordance with NASDAQ Listing Rule 5635(c)(4) and reserved 200,000 shares of our common stock thereunder. As of December 31, 2015, no awards had been made under the Inducement Plan. The awards reflected in the table above were not made under the Inducement Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference to the sections entitled "Related Person Transactions" and "Corporate Governance—Director Independence" of our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2015.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference to the sections entitled "Audit Committee—Principal Accountant Fees and Services" of our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2015.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as a part of this report:

  (1)
  Financial Statements.

      The following Consolidated Financial Statements, contained on pages F-1 through F-46 of this report, are filed as part of this report under Item 8 "Financial Statements and Supplementary Data."

    (2)
    Financial Statement Schedules.

Epiq Systems, Inc. and subsidiaries for each of the years in the three-year period ended December 31, 2015
Schedule II—Valuation and Qualifying Accounts
    (3)
    Exhibits.    Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2016	EPIQ SYSTEMS, INC.
	By:	/s/ TOM W. OLOFSON Tom W. Olofson Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ TOM W. OLOFSON Tom W. Olofson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2016
/s/ KARIN-JOYCE TJON SIEN FAT Karin-Joyce Tjon Sien Fat	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2016
/s/ JAMES A. BYRNES James A. Byrnes	Director	March 1, 2016
/s/ CHARLES C. CONNELY, IV Charles C. Connely, IV	Director	March 1, 2016
/s/ EDWARD M. CONNOLLY, JR. Edward M. Connolly, Jr.	Director	March 1, 2016
/s/ DOUGLAS M. GASTON Douglas M. Gaston	Director	March 1, 2016
/s/ JOEL PELOFSKY Joel Pelofsky	Director	March 1, 2016
/s/ KEVIN L. ROBERT Kevin L. Robert	Director	March 1, 2016

Signature	Name and Title	Date

/s/ W. BRYAN SATTERLEE W. Bryan Satterlee	Director	March 1, 2016
/s/ BRAD D. SCOTT Brad D. Scott	Director	March 1, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Epiq Systems, Inc.
Kansas City, Kansas

        We have audited the accompanying consolidated balance sheets of Epiq Systems, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Epiq Systems, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 1, 2016

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$27,620	$54,226
Trade accounts receivable, net	140,597	117,854
Prepaid expenses	20,206	12,934
Income taxes receivable	8,421	9,437
Other current assets	199	71

Total current assets	197,043	194,522

Long-term Assets:
Property and equipment, net	77,715	70,579
Internally developed software, net	15,971	14,713
Goodwill	477,479	404,187
Other intangible assets, net	44,943	29,605
Other long-term assets	10,746	14,318

Total long-term assets	626,854	533,402

Total Assets	$823,897	$727,924

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$28,704	$18,548
Current maturities of long-term obligations	12,213	10,959
Accrued compensation	23,977	18,673
Client deposits	3,593	2,534
Deferred revenue	3,669	2,276
Dividends payable	3,599	3,376
Other accrued expenses	9,144	7,988

Total current liabilities	84,899	64,354

Long-term Liabilities:
Deferred income taxes	47,036	30,025
Other long-term liabilities	12,476	11,789
Long-term obligations	371,365	296,819

Total long-term liabilities	430,877	338,633

Commitments and contingencies
Equity:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; authorized 100,000,000 shares; issued and outstanding December 31, 2015—40,835,651 and 37,534,447 shares, respectively; issued and outstanding December 31, 2014—40,835,651 and 36,680,469 shares, respectively	408	408
Additional paid-in capital	296,324	294,054
Accumulated other comprehensive loss	(7,949)	(4,362)
Retained earnings	62,991	88,391
Treasury stock, at cost—3,301,204 shares and 4,155,182 shares, respectively	(43,653)	(53,554)

Total equity	308,121	324,937

Total Liabilities and Equity	$823,897	$727,924

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Operating revenue	$505,936	$444,118	$438,690
Reimbursable expenses	38,269	30,352	43,393

Total revenue	544,205	474,470	482,083

Operating Expense:
Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	248,158	216,317	210,458
Reimbursable expenses	36,192	29,592	41,766
Selling, general and administrative expense	170,352	167,041	149,045
Depreciation and software and leasehold amortization	37,810	36,042	30,971
Amortization of identifiable intangible assets	18,347	12,655	18,834
Impairment of goodwill and identifiable intangible assets	1,162	—	—
Fair value adjustment to contingent consideration	(1,182)	1,142	2,580
Other operating (income) expense	5,291	880	(791)

Total operating expense	516,130	463,669	452,863

Operating income	28,075	10,801	29,220
Interest expense (income):
Interest expense	20,445	16,674	12,130
Interest income	(32)	(21)	(15)

Net interest expense	20,413	16,653	12,115

Income (loss) before income taxes	7,662	(5,852)	17,105
Provision for (benefit from) income taxes	19,600	(4,515)	5,995

Net income (loss)	$(11,938)	$(1,337)	$11,110

Net income (loss) per common share:
Basic	$(0.33)	$(0.04)	$0.31
Diluted	$(0.33)	$(0.04)	$0.30
Weighted average common shares outstanding:
Basic	36,584	35,512	35,434
Diluted	36,584	35,512	36,302

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(11,938)	$(1,337)	$11,110
Other comprehensive income (loss):
Foreign currency translation adjustment, net of $0 tax in all periods	(2,209)	(2,411)	891
Unrealized losses on interest rate cash flow hedges, net of tax benefit of $0, $1,067, and $0, respectively	(1,378)	(1,410)	—

Comprehensive income (loss)	$(15,525)	$(5,158)	$12,001

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCI(1)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2013	39,924	(4,001)	$399	$291,065	$(1,432)	$104,445	$(51,107)	$343,370
Net income	—	—	—	—	—	11,110	—	11,110
Other comprehensive income	—	—	—	—	891	—	—	891
Excess tax benefit from share-based compensation	—	—	—	2,828	—	—	—	2,828
Restricted common stock issued under share-based compensation plans	375	153	4	(2,020)	—	—	2,020	4
Stock option exercises	—	780	—	(7,466)	—	—	10,467	3,001
Common stock repurchased under share-based compensation plans	—	(471)	—	—	—	—	(6,515)	(6,515)
Share repurchases	—	(1,768)	—	—	—	—	(22,881)	(22,881)
Dividends declared ($0.36 per share)	—	—	—	—	—	(12,801)	—	(12,801)
Share-based compensation expense	—	—	—	7,007	—	—	—	7,007
Balance at December 31, 2013	40,299	(5,307)	403	291,414	(541)	102,754	(68,016)	326,014
Net loss	—	—	—	—	—	(1,337)	—	(1,337)
Other comprehensive loss	—	—	—	—	(3,821)	—	—	(3,821)
Excess tax deficiency from share-based compensation	—	—	—	(966)	—	—	—	(966)
Restricted common stock issued under share-based compensation plans	537	347	5	(1,478)	—	—	4,479	3,006
Stock option exercises	—	1,081	—	(1,467)	—	—	13,965	12,498
Common stock repurchased under share-based compensation plans	—	(276)	—	—	—	—	(3,982)	(3,982)
Dividends declared ($0.36 per share)	—	—	—	—	—	(13,026)	—	(13,026)
Share-based compensation expense	—	—	—	6,551	—	—	—	6,551
Balance at December 31, 2014	40,836	(4,155)	408	294,054	(4,362)	88,391	(53,554)	324,937
Net loss	—	—	—	—	—	(11,938)	—	(11,938)
Other comprehensive loss	—	—	—	—	(3,587)	—	—	(3,587)
Excess tax benefit from share-based compensation	—	—	—	174	—	—	—	174
Restricted common stock issued under share-based compensation plans	—	776	—	(4,631)	—	—	10,011	5,380
Stock option exercises	—	308	—	(187)	—	—	4,073	3,886
Common stock repurchased under share-based compensation plans	—	(230)	—	—	—	—	(4,183)	(4,183)
Dividends declared ($0.36 per share)	—	—	—	—	—	(13,462)	—	(13,462)
Share-based compensation expense	—	—	—	6,914	—	—	—	6,914
Balance at December 31, 2015	40,836	(3,301)	$408	$296,324	$(7,949)	$62,991	$(43,653)	$308,121
(1)
AOCI—Accumulated Other Comprehensive Income (Loss)

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$(11,938)	$(1,337)	$11,110
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and software and leasehold amortization	37,810	36,042	30,971
Amortization of intangible assets	18,347	12,655	18,834
Share-based compensation expense	13,748	13,098	10,008
Fair value adjustment to contingent consideration	(1,182)	1,142	2,580
Loan fee amortization and write-off	2,421	2,153	1,903
Provision for doubtful accounts	(158)	3,552	2,411
Deferred income taxes	25,546	(538)	(6,517)
Excess tax benefit related to share-based compensation	(440)	(1,142)	(1,328)
Impairment of goodwill and identifiable intangible assets	1,162	—	—
Other, net	1,629	364	(803)
Changes in operating assets and liabilities:
Trade accounts receivable	(8,580)	22,513	(43,392)
Prepaid expenses and other assets	(2,730)	(1,180)	(2,281)
Accounts payable and other liabilities	4,717	(3,882)	16,063
Client deposits	1,060	(182)	(13,377)
Deferred revenue	(287)	(1,748)	877
Income taxes	181	(11,700)	5,858
Other, net	—	(88)	(319)

Net cash provided by operating activities	81,306	69,722	32,598

Cash Flows From Investing Activities:
Cash paid for business acquisitions, net of cash acquired	(124,550)	(302)	—
Purchase of property and equipment	(19,860)	(28,885)	(34,646)
Internally developed software costs	(9,245)	(7,154)	(6,061)
Cash proceeds from sale of assets	110	924	5

Net cash used in investing activities	(153,545)	(35,417)	(40,702)

Cash Flows From Financing Activities:
Debt issuance costs	(1,681)	(837)	(8,141)
Proceeds from borrowings of long-term debt	75,000	—	300,000
Repayment of long-term debt and other long-term obligations	(14,015)	(10,821)	(7,903)
Proceeds from revolver borrowings	23,000	—	88,000
Repayment of revolver borrowings	(23,000)	—	(287,000)
Payment of acquisition-related liabilities	(92)	(4,962)	(3,139)
Excess tax benefit related to share-based compensation	440	1,142	1,328
Common stock repurchases	(4,183)	(3,982)	(29,396)
Cash dividends paid	(13,239)	(12,793)	(12,891)
Proceeds from exercise of stock options	3,886	12,503	3,005

Net cash provided by (used in) financing activities	46,116	(19,750)	43,863

Effect of exchange rate changes on cash	(483)	(665)	769
Net increase (decrease) in cash and cash equivalents	(26,606)	13,890	36,528
Cash and cash equivalents at beginning of period	54,226	40,336	3,808

Cash and cash equivalents at end of period	$27,620	$54,226	$40,336

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,684	$14,056	$10,381
Cash (recovered) paid for income taxes, net	(5,637)	8,324	7,488
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable	3,492	2,413	10,261
Capital expenditures funded by capital lease borrowings	6,503	446	7,902
Capital leases assumed in business acquisition	9,061	—	—
Dividends declared	3,566	3,376	3,142
Notes payable (Note 5)	—	12,895	—
Acquisition-related liabilities	—	976	—

See accompanying Notes to Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Epiq Systems, Inc. ("Epiq," "the Company," "we," "us," or "our") is a leading provider of professional services and integrated technology for the legal profession. We combine expert services, proprietary and select third-party software, and a global infrastructure to serve our clients as a strategic partner. Our innovative solutions and professional services are designed for a variety of client legal matters, including litigation, investigations, financial transactions and regulatory compliance as well as the administration of corporate restructuring and bankruptcies, class action and mass tort proceedings, federal regulatory actions and data breach responses.

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Epiq and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. See "Recently Issued Accounting Standards" included in Note 1 and Note 10 to the Consolidated Financial Statements for additional information.

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

Revenue Recognition

        We have agreements with clients pursuant to which we deliver various services and solutions. Our significant sources of revenue are:

  •
  Fees contingent upon the month-to-month delivery of services defined by client contracts, such as claims processing, claims reconciliation, professional services, call center support, controlled disbursement services, project management, collection and forensic services, consulting services, document review services and conversion of data into an organized, searchable electronic database. The amount we earn varies based primarily on the size and complexity of the engagement, the number of hours of professional services provided and the number of documents or volume of data processed or reviewed.

  •
  Legal noticing services to parties of interest in bankruptcy, class action, federal regulatory action, data breach and other administrative matters including direct notification and media campaign and advertising management.

  •
  Data hosting fees and volume-based fees.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Fixed-fees related to our managed service eDiscovery solutions.

  •
  Monitoring and noticing fees earned based on monthly or on-demand requests for information provided through our AACER® software product.

  •
  Deposit-based fees earned based on a percentage of Chapter 7 assets placed on deposit with designated financial institutions by our trustee clients. Our trustee clients do not directly pay fees in connection with Chapter 7 related services. The fees earned are based on assets placed on deposit by our trustee clients and may vary based on fluctuations in short-term interest rates and changes in service fees assessed on such deposits.

  •
  Reimbursed expenses, primarily related to postage on mailing services and other pass-through expenses.

Multiple Element Arrangements

        We have arrangements with clients pursuant to which we provide multiple elements of services that are billed based on unit prices and volumes for which we have identified each deliverable service element. Based on our evaluation of each element, we have determined that each element delivered has stand-alone value to our clients because we or other vendors sell such services separately from any other services and deliverables. However, we don't sell these services on a stand-alone basis in sufficient volumes to establish evidence of fair value. Therefore, we obtain objective and reliable evidence of the fair value of each element based on third-party evidence of similar services or, for elements where third-party evidence cannot be established, the best estimate of sales price has been used. Our arrangements do not include general rights of return. Accordingly, each of the service elements in our multiple element case and document management arrangements qualifies as a separate unit of accounting. We allocate revenue to the various units of accounting in our arrangements based on the fair value or best estimated selling price of each unit of accounting, which is generally consistent with the stated prices in our arrangements. In instances when revenue recognition is deferred, we utilize the relative selling price method to calculate the revenue recognized for each period.

        We recognize revenue for each service deliverable when the following criteria are satisfied:

  •
  we have evidence of an arrangement,

  •
  the services are rendered,

  •
  our fee becomes fixed and determinable, and

  •
  collectability is reasonably assured.

        Payments received in advance of satisfaction of the related revenue recognition criteria are recognized as a client deposit until all revenue recognition criteria have been satisfied.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reimbursements

        We have revenue related to reimbursable expenses, primarily postage. Reimbursable postage and other reimbursable expenses are recorded gross in the Consolidated Statements of Operations as "Reimbursable expenses" in the revenue and operating expenses sections.

Costs Related to Contract Acquisition, Origination, and Set-up

        We expense client contract acquisition, origination, and set-up costs as incurred.

Share-Based Compensation

        We account for all share-based compensation in accordance with fair value accounting principles. Under this method, compensation expense is measured at the grant date fair value net of estimated forfeitures, and is recognized on a straight-line basis over the requisite service period. The grant date fair value of stock option awards is estimated using a Black-Scholes option-pricing model. The grant date fair value of nonvested share awards is the quoted market value of Epiq's common stock on the grant date.

Income Taxes

        The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recorded in the results of operations in the period that includes the enactment date under the law.

        Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Realization of the deferred tax assets is dependent on our ability to generate sufficient future taxable income and, if necessary, execution of our tax planning strategies. In the event we determine that sufficient future taxable income, taking into consideration tax planning strategies, may not generate sufficient taxable income to fully realize net deferred tax assets, we may be required to establish or increase valuation allowances by a charge to income tax expense in the period such a determination is made.

        We record uncertain tax positions on the basis of a two-step process whereby: (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position; and (2) for those tax positions that meet the more likely than not recognition, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in income tax expense (benefit). Application of this guidance requires numerous estimates based on available information. We consider many factors when evaluating and estimating our tax positions and tax benefits, and our recognized tax positions and tax benefits may not accurately anticipate actual

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

outcomes. As we obtain additional information, we may need to periodically adjust our recognized tax positions and tax benefits.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and in banks and all liquid investments with original maturities of three months or less at the time of purchase.

Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review accounts receivable to identify amounts due from clients which are past due to identify specific clients with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant clients based on ongoing credit evaluations. At December 31, 2015 and 2014, the allowance for doubtful accounts was $1.0 million and $4.0 million, respectively.

Property and Equipment, Software and Leasehold Improvements

        Property and equipment, including leasehold improvements and internal use, are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful life of each asset or, for leasehold improvements, the lesser of the lease term or useful life.

        Depreciation expense is computed on the straight-line method over estimated useful lives as follows:

Buildings and building improvements	30 years
Leasehold improvements	Life of lease or asset life if less
Furniture and fixtures	5 - 7 years
Computer equipment and purchased software	2 - 5 years
Transportation equipment	3 - 7 years
Operations equipment	3 - 7 years

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

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Intangible Assets

        Identifiable intangible assets, resulting from various business acquisitions, consist of client relationships, agreements not to compete, technology, and trade names. We amortize the identifiable intangible assets over their estimated economic benefit period, generally from three to ten years. These definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable. If we were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset's remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from other events and circumstances may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge. During the second quarter of 2015, we recorded a noncash impairment charge of $1.0 million related to acquired technology assets resulting from the sale of Minus –10 Software, LLC ("Minus 10"). See Note 4 to the Consolidated Financial Statement for additional information.

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. We assess goodwill for impairment on at least an annual basis, as of July 31, at a reporting unit level and have identified our operating segments (Technology and Bankruptcy and Settlement Administration) as our reporting units for purposes of testing for goodwill impairment.

        When performing our goodwill impairment testing, the fair values of our reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections (income approach) and market multiples derived from a set of competitors or companies with comparable market characteristics (market approach). We make significant assumptions and estimates, which utilize Level 3 measures, about the extent and timing of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. In addition, financial and credit market volatility directly impacts our fair value

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

measurement through our weighted average cost of capital, used to determine our discount rate, and through our stock price, used to determine our market capitalization. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit, and there can be no assurance that we will realize that value. As of July 31, 2015, which is the date of our most recent impairment test, the fair value of each of our reporting units was in excess of the carrying value of the reporting unit.

        Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. During the second quarter of 2015, we recorded a goodwill impairment charge of $0.2 million resulting from the sale of Minus 10. See Note 4 to the Consolidated Financial Statement for additional information.

        As of December 31, 2015, there have been no events since our last annual test to indicate that it is more likely than not that the recorded goodwill balance had become impaired. Our consolidated goodwill totaled $477.5 million as of December 31, 2015.

Debt Issuance Costs

        Incremental, third-party costs related to establishing debt arrangements are capitalized and amortized based on the terms of the related debt. The unamortized costs related to our senior secured revolving credit facility are included in "Other long-term assets" on our Consolidated Balance Sheets. All other unamortized debt issuance costs are included as a direct deduction from "Long-term obligations" on our Consolidated Balance Sheets. Amortization of debt issuance costs is included in "Interest expense" on our Consolidated Statements of Operations.

Derivative Instruments

        We may use derivative financial instruments as part of our risk management strategy to reduce our interest rate exposure. We do not enter into derivative financial instruments for speculative or trading purposes. Derivatives are measured at fair value and recorded on the balance sheet as either assets or liabilities. Changes in the fair value of derivatives are recorded either through current earnings or comprehensive income (loss), depending on hedge designation. Gains and losses on derivative instruments classified as cash flow hedges are reported in comprehensive income and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions is recognized in current period earnings.

Foreign Currency Translation

        Local currencies are the functional currencies for our operating subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adjustments from the translation process are part of accumulated other comprehensive income (loss) and are included as a separate component of equity. Income and expense items of significant value are translated as of the date of the transactions for these subsidiaries; however, day to day operational transactions are translated at average rates of exchange. As of December 31, 2015 and 2014, cumulative translation adjustments included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets were $5.2 million and $3.0 million, respectively.

Business Combinations

        Accounting for the acquisition of a business requires us to determine the fair value of all assets acquired, including identifiable intangible assets, liabilities assumed, and contingent consideration obligations. The purchase consideration of the acquisition is allocated to these assets and liabilities in amounts equal to the estimated fair value of each asset and liability, and any remaining purchase consideration is classified as goodwill. This allocation process requires the use of estimates and assumptions, including quoted market prices and estimates of future cash flows to be generated by the acquired assets. We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. Acquisition-related costs for potential and completed acquisitions are expensed, as incurred, and are included in "Other operating income (expense)" on our Consolidated Statements of Operations.

Contingencies

        We may be involved in various legal proceedings from time to time in the ordinary course of business. Except for income tax contingencies, we record accruals for contingencies to the extent that we conclude their occurrence is probable and the related liability can be reasonably estimated. We record anticipated recoveries under existing insurance contracts when we are assured of recovery. Many factors are considered when making these assessments, including the progress of the case, opinions or views of legal counsel, prior case law, our experience or the experience of other companies with similar cases, and our intent on how to respond. Litigation and other contingencies are inherently unpredictable and excessive damage awards do occur. As such, these assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

Recently Issued Accounting Standards

        In February 2016, the Financial Accounting Standards Board (the "FASB") issued accounting standard update ("ASU") No. 2016-02, Leases (Topic 842). This new lease guidance requires that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. Leases would be classified as either Type A leases (generally today's capital leases) or Type B leases (generally today's operating leases). For certain leases of assets other than property (for example, equipment, aircraft, cars, trucks), a lessee would classify the lease as a Type A lease and would do the following: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and (2) recognize the unwinding of the discount on the lease liability as interest

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

separately from the amortization of the right-of-use asset. For certain leases of property (that is, land and/or a building or part of a building), a lessee would classify the lease as a Type B lease and would do the following: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and (2) recognize a single lease cost, combining the unwinding of the discount on the lease liability with the amortization of the right-of-use asset, on a straight-line basis. This guidance also provides accounting updates with respect a lessor accounting under a lease arrangement. Historically, we have not engaged in the business of leasing assets to third parties. This new lease guidance is effective for Epiq beginning in the first quarter of fiscal 2019. Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance. Early adoption is permitted for all entities. We are currently assessing the full impact of this new guidance on our consolidated financial position, results of operations and cash flows, however, due to the magnitude of our operating leases and related rent expense, we expect the adoption of this accounting guidance to have a material effect on our consolidated financial statements.

        In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): "Balance Sheet Classification of Deferred Taxes". Under this guidance, entities are required to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. Entities are permitted to adopt this guidance either prospectively or retrospectively. We elected to early adopt this guidance retrospectively in the fourth quarter of 2015, and as a result, $4.6 million of current deferred tax assets on our December 31, 2014 Consolidated Balance Sheet was reclassified from current assets to a direct reduction of long-term deferred income tax liabilities. The adoption of this guidance did not affect our results of operations or cash flows.

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest: "Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Since ASU 2015-03 does not address deferred issuance costs for line-of-credit arrangements, in August 2015, the FASB issued ASU No. 2015-15, "Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" (ASU 2015-15). ASU 2015-15 allows an entity to defer debt issuance costs associated with line-of-credit arrangements, including arrangements with no outstanding borrowings, classify them as an asset, and amortize them over the term of the arrangements. ASU 2015-03 and ASU 2015-15 are effective retrospectively for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We elected to early adopt this guidance in the fourth quarter of 2015, and as a result, reclassification of debt issuance costs related to our senior secured term loan resulted in reductions in "Other long-term assets" and "Long-term obligations" of $5.3 million and $5.7 million as of December 31, 2015 and 2014, respectively. The adoption of this guidance did not affect our results of operations or cash flows.

        In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this guidance, acquirers must recognize measurement-period adjustments in the

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We elected to early adopt this guidance in the third quarter of 2015. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This new revenue guidance outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most of the current revenue recognition guidance. The new guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract with a customer, (2) identify the performance obligations under the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations under the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. This new revenue guidance was going to be effective for Epiq beginning in the first quarter of fiscal 2017. In August 2015, the FASB deferred the effective date by one year. Early adoption as of the original effective date will be permitted. Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance. We are currently assessing the impact of this new revenue guidance on our consolidated financial position, results of operations and cash flows and will adopt this new guidance effective January 1, 2018.

NOTE 2: PROPERTY AND EQUIPMENT

        The classification of property and equipment is as follows (in thousands):

	December 31,
	2015	2014
Land	$1,247	$1,247
Buildings and building and leasehold improvements	24,040	23,428
Furniture and fixtures	10,002	8,796
Computer equipment and purchased software	141,871	131,229
Transportation equipment	5,027	5,027
Operations equipment	9,979	6,267
Construction in progress	5,623	4,402

	197,789	180,396
Accumulated depreciation and amortization	(120,074)	(109,817)

Property and equipment, net	$77,715	$70,579

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 2: PROPERTY AND EQUIPMENT (Continued)

        Depreciation and software and leasehold amortization for the years ended December 31, 2015, 2014 and 2013, was $37.8 million, $36.0 million and $31.0 million, respectively.

        Computer equipment and internal use software includes assets acquired under capital leases. At December 31, 2015 and 2014, the gross carrying values of assets under capital lease were $14.9 million and $8.4 million, respectively. Accumulated amortization related to these capital leases totaled $7.3 million and $4.0 million at December 31, 2015 and 2014, respectively.

NOTE 3: INTERNALLY DEVELOPED SOFTWARE

        The change in the carrying amount of internally developed software costs is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Amounts capitalized, beginning of year	$75,972	$68,862
Development costs capitalized	9,544	7,154
Dispositions	(1,974)	(44)

Amounts capitalized, end of year	83,542	75,972
Accumulated amortization, end of year	(67,571)	(61,259)

Internally developed software, net	$15,971	$14,713

        Capitalized software development costs for projects in progress were $4.7 million and $1.0 million at December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, amortization expense related to capitalized software development costs was $8.3 million, $8.6 million and $8.8 million, respectively.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 was as follows (in thousands):

	Technology	Bankruptcy and Settlement Administration	Total
Balance as of December 31, 2013	$189,339	$214,963	$404,302
Acquisition	—	153	153
Foreign currency translation and other	(268)	—	(268)

Balance as of December 31, 2014	189,071	215,116	404,187
Acquisition	73,676	—	73,676
Impairment	—	(153)	(153)
Foreign currency translation and other	(231)	—	(231)

Balance as of December 31, 2015	$262,516	$214,963	$477,479

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 4: GOODWILL AND INTANGIBLE ASSETS (Continued)

        Identifiable intangible assets as of December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Client relationships	$139,912	$111,473	$124,512	$100,840
Trade names	13,591	5,087	6,591	3,312
Technology	8,400	3,774	1,142	86
Non-compete agreements	22,841	19,467	18,947	17,349

Total	$184,744	$139,801	$151,192	$121,587

        Client relationships, trade names, technology and non-compete agreements carry a weighted average life of 8 years, 10 years, 3 years and 5 years, respectively.

        Aggregate amortization expense related to amortizing intangible assets was $18.3 million, $12.7 million and $18.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

        The following table presents the estimated future amortization expense related to amortizing intangible assets held at December 31, 2015 (in thousands):

Year Ending December 31,	Future Amortization Expense
2016	$14,870
2017	10,586
2018	6,817
2019	5,154
2020	2,192
Thereafter	5,324

Total	$44,943

Impairment of goodwill and identifiable intangible assets

        During the second quarter of 2015, management approved a plan to exit the operating business of Minus 10, and as a result, we recorded a non-cash impairment charge of $1.2 million related to the Minus 10 goodwill and acquired intangible assets. In August 2015, we sold our 100% equity interest in Minus 10 for an amount immaterial to the Consolidated Financial Statements. The historical assets and liabilities and operating results of Minus 10 are included in the Bankruptcy and Settlement Administration segment until the date of disposition and are immaterial to the Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 5: LONG-TERM OBLIGATIONS

        Long-term obligations consisted of the following (in thousands):

	As of December 31, 2015		As of December 31, 2014
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Senior secured term loan, variable interest rate, due 2020	$367,213	$(5,264)	$296,250	$(5,703)
Capital leases, due various dates from 2016 to 2021	13,326	—	3,177	—
Notes payable, 2.20%, due 2017	8,303	—	12,895	—
Acquisition-related liabilities	—	—	1,159	—

Total obligations	388,842	(5,264)	313,481	(5,703)
Less: Obligations due within one year	12,213	—	10,959	—

Long-term obligations	$376,629	$(5,264)	$302,522	$(5,703)

Credit Agreement

        In August 2013, we entered into a $400 million senior secured credit facility, which originally consisted of a $100 million senior secured revolving loan, maturing in August 2018, and a $300 million senior secured term loan, maturing in August 2020 (the "Credit Agreement"). The Credit Agreement also provides for a $200 million uncommitted accordion (the "Accordion") for access to incremental capital. The Accordion provides for increasing the senior secured term loan from the original $300 million up to $500 million and/or increasing the total capacity under the senior secured revolving loan commitment from its original $100 million up to a maximum of $200 million with the aggregate total increase in the term loan and revolving loans not to exceed $200 million. Access to the Accordion amount is subject to securing additional commitments with financial institutions and compliance with the covenants specified in the Credit Agreement.

        In March 2014, we entered into the First Amendment to the Credit Agreement ("First Amendment"), which reduced the interest rate options for our senior secured term loan and reduced the LIBOR floor for an aggregate reduction of 50 basis points. Effective with the date of the First Amendment, the senior secured term loan bore interest as follows: (1) 2.50% plus prime rate subject to a 1.75% floor; or (2) 3.50% plus one, two, three or six month LIBOR subject to a 0.75% LIBOR floor, for an aggregate floating rate floor of 4.25%.

        In January 2015, we entered into the Second Amendment to the Credit Agreement (the "Second Amendment"), which increased the senior secured term loan interest rate options by 25 basis points to the following: (1) 2.75% plus prime rate subject to a 1.75% floor; or (2) 3.75% plus one, two, three or six month LIBOR subject to a 0.75% LIBOR floor, for an aggregate floating rate floor of 4.50%. The Second Amendment also amended the definition of "Applicable Margin" increasing the margin determined by reference to our consolidated net leverage ratio (as defined in the Credit Agreement) for purposes of calculating the interest rate for base rate loans, Eurodollar loans and the fee applicable to letters of credit as specified therein. In addition, the Second Amendment amended the definitions of "Consolidated EBITDA", "Consolidated Net Income" and "Excess Cash Flow" to permit us to add back certain charges as described in the Credit Agreement.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

        In April 2015, we entered into the Third Amendment to the Credit Agreement (the "Third Amendment"), which increased the borrowings outstanding under the senior secured term loan by an aggregate principal amount of $75 million. The Third Amendment provides for repayment of borrowings outstanding under the senior secured term loan in 21 quarterly payments of principal of $0.9 million, commencing on June 30, 2015, with the remaining principal balance of the term loan due upon the maturity date in August 2020.

        The Credit Agreement contains certain annual mandatory prepayment terms based on a percentage of excess cash flow. Excess cash flow, as defined in the Credit Agreement includes Consolidated EBITDA (as defined in the Credit Agreement) adjusted for capital expenditures, changes in working capital, interest paid, income taxes paid, principal payments, dividends and certain acquisition-related obligations. Such annual mandatory prepayments are only required when the net leverage ratio exceeds 2.75 to 1.00. As of December 31, 2015, there were no mandatory prepayments outstanding under the senior secured credit facility.

        In addition, the Credit Agreement contains financial covenants related to a net leverage ratio (as defined in the Credit Agreement) which is not permitted to exceed 4.50 to 1.00 as well as other customary covenants. As of December 31, 2015, we were in compliance with all financial covenants.

        As of December 31, 2015:

  •
  The total borrowing capacity under the senior secured credit facility was $475 million consisting of a $100 million senior secured revolving loan and a $375 million amortizing senior secured term loan. There were no borrowings outstanding under the senior secured revolving loan.

  •
  All outstanding borrowings under the senior secured term loan were based on the 0.75% LIBOR floor and the applicable margin was 3.75% for an aggregate floating rate floor of 4.50%.

  •
  We were in compliance with all financial covenants.

  •
  We had $0.8 million in letters of credit outstanding that reduce the borrowing capacity under the senior revolving loan.

Derivative Instruments

Interest rate cap

        In November 2013, we entered into a two-year 3% interest rate cap agreement for a notional amount of $150.0 million equal to the portion of the senior secured term loan being hedged. In August 2015, the interest rate cap expired with a fair value on the date of expiration that was de minimis to the Consolidated Financial Statements. All changes in the estimated fair value of the interest rate cap were included in accumulated other comprehensive income (loss) and represented a de minimis amount for the fiscal years ended December 31, 2015, 2014 and 2013. The hedge was determined to be highly effective during the period from inception of the hedge through expiration with no ineffectiveness recognized in earnings.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

Interest rate swap

        In April 2014, we entered into a forward interest rate swap effective from August 31, 2015 through August 27, 2020, with a notional amount of approximately $73.7 million equal to the portion of the outstanding amortized principal amount of the senior secured term loan being hedged. Under the interest rate swap agreement we will pay a fixed amount of interest of 2.81% on the notional amount and the counterparty will pay a floating amount of interest based on LIBOR with a one-month designated maturity subject to a floor of 0.75% which is consistent with our obligation under the term loan. The interest rate swap contains a floor of 0.75% to ensure that the one-month LIBOR received on each settlement of the interest rate swap will not be less than our LIBOR floor obligation to lenders of 0.75%.

        The objective of entering into this interest rate swap was to eliminate the variability of the cash flows in interest payments related to the portion of the debt being hedged. The interest rate swap qualifies as a cash flow hedge and, as such, is being accounted for at estimated fair value with changes in estimated fair value being deferred in accumulated other comprehensive income (loss) until such time as the hedged transaction is recognized in earnings. The hedge was determined to be highly effective during the period from inception through December 31, 2015 and is expected to continue to be highly effective in mitigating the risks of rising interest rates.

        Changes in the fair value of the interest rate swap for the fiscal years ended December 31, 2015 and 2014 were losses of $1.4 million and $2.5 million, respectively, and are included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets. The fair value of the interest rate swap as of December 31, 2015 and 2014 was a liability of $3.9 million and $2.5 million, respectively, and is included in "Other long-term liabilities" on the Consolidated Balance Sheets.

        We manage exposure to counter-party credit risk related to our derivative positions by entering into contracts with various major financial institutions that can be expected to fully perform under the terms of such instruments.

Capital Leases

        We lease certain equipment under capital leases that generally require monthly payments with final maturity dates during various periods through 2021. As of December 31, 2015, our capital leases had a weighted-average interest rate of approximately 4.64%. See Note 2 to the Consolidated Financial Statements for additional information related to assets purchased under capital leases.

Notes Payable

        In November 2014 we entered into a note payable related to a software license and maintenance agreement that bears interest of approximately 2.20% and is payable quarterly through September 2017.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 5: LONG-TERM OBLIGATIONS (Continued)

Acquisition-related Liabilities

        Acquisition-related liabilities consisted of the following (in thousands):

December 31, 2014
Minus 10 deferred acquisition price	$43
Minus 10 contingent consideration	1,116

Total acquisition-related liabilities	$1,159

        See Note 9 to the Consolidated Financial Statements for additional information related to the Minus 10 contingent consideration.

Maturities of Long-Term Obligations

        The annual maturities of long-term obligations for the next five fiscal years and thereafter are as follows (in thousands):

		Capital Leases
Year Ending December 31,	Credit Agreement	Minimum Lease Payments	Less Interest	Principal Amount	Note Payable	Total Principal Payments
2016	$3,650	$4,391	$(534)	$3,857	$4,706	$12,213
2017	3,650	3,750	(358)	3,392	3,597	10,639
2018	3,650	2,755	(220)	2,535	—	6,185
2019	3,650	1,954	(120)	1,834	—	5,484
2020	352,613	1,210	(46)	1,164	—	353,777
Thereafter	—	552	(8)	544	—	544

Total	$367,213	$14,612	$(1,286)	$13,326	$8,303	$388,842

NOTE 6: OPERATING LEASES

        We have non-cancelable operating leases for office space at various locations expiring at various times through 2026. Each of the leases requires us to pay all executory costs (property taxes, maintenance and insurance). Certain of our lease agreements provide for scheduled rent increases during the lease term. Rent expense is recognized on a straight-line basis over the lease term. Landlord-provided tenant improvement allowances are recorded as a liability and amortized as a reduction to rent expense over the lease term. Additionally, we have non-cancelable operating leases for automobiles expiring through 2018.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 6: OPERATING LEASES (Continued)

        Future minimum lease payments for the next five fiscals years and thereafter are as follows (in thousands):

Year Ending December 31,	Total Future Minimum Lease Payments
2016	$9,174
2017	8,533
2018	7,859
2019	5,851
2020	5,020
Thereafter	21,074

Total	$57,511

        Expense related to operating leases for the years ended December 31, 2015, 2014 and 2013 was approximately $13.5 million, $11.4 million and $12.6 million, respectively and is included in "Selling, general and administrative expense" in the Consolidated Statements of Operations.

NOTE 7: EQUITY

Share Repurchases

        On June 1, 2012, our Board authorized the repurchase, through December 31, 2013, of up to an aggregate of $35.0 million of our outstanding shares of common stock (the "2012 Program"). During the year ended December 31, 2013, we purchased 1,768,296 shares of common stock under the 2012 Program for $22.9 million, at an average cost of $12.94 per share.

        On November 6, 2013, the board of directors of Epiq (the "Board") authorized the repurchase, on or prior to December 31, 2015, of our outstanding shares of common stock up to an aggregate of $35.0 million (the "2014 Share Repurchase Program"). There were no repurchases of shares of common stock under the 2014 Share Repurchase Program. The 2014 Share Repurchase Program expired on December 31, 2015.

        We have a policy that requires us to repurchase shares of our common stock to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options and, at the participant's election, shares of common stock surrendered to us for satisfaction of the exercise price of stock options. During the years ended December 31, 2015, 2014 and 2013, we repurchased 230,021 shares of common stock for $4.2 million, 276,032 shares of common stock for $4.0 million, and 471,248 shares of common stock for $6.5 million, respectively, related to employee tax withholding obligations. Additionally, during the years ended December 31, 2015, 2014, and 2013, shares of common stock surrendered to us to satisfy the exercise price of stock options were 73,442 shares, 47,058 shares and 1,143,119 shares, respectively.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 7: EQUITY (Continued)

Dividends

        Our Board declared quarterly cash dividends of $0.09 per common share in each of the four quarters of 2015, 2014 and 2013, and representing $13.5 million, $13.0 million and $12.8 million, respectively, in total dividends. Total dividends paid during 2015, 2014, and 2013 were $13.2 million, $12.8 million and $12.9 million, respectively.

        Dividends payable were approximately $3.6 million and $3.4 million at December 31, 2015 and 2014, respectively. On February 16, 2016, we paid $3.3 million of dividends to holders of our common stock. The remaining accrued dividends payable of $0.3 million is related to forfeitable dividends that are being withheld on restricted stock awards until the award vests.

        On February 25, 2016, the Board declared a cash dividend of $0.09 per outstanding share of common stock payable on May 2, 2016 to shareholders of record as of the close of business on April 4, 2016.

        Under our Credit Agreement, our ability to pay dividends and repurchase securities from equity holders is limited by a requirement that such payments are not to exceed, in the aggregate, 50% of consolidated adjusted net income (as defined in the Credit Agreement), on a cumulative basis for all quarterly periods from the closing date of the Credit Facility and ending prior to the date of payment of dividends or repurchase of our common stock. Further, we are unable to declare and pay dividends or repurchase securities from equity holders if our net leverage ratio (as defined in the Credit Agreement) on a pro forma basis would exceed 4.25 to 1.0.

Accumulated Other Comprehensive Loss

        The following table summarizes the components of Accumulated other comprehensive loss (in thousands):

	Year Ended December 31,
	2015	2014	2013
Foreign currency translation adjustments
Balance at beginning of period	$(2,952)	$(541)	$(1,432)
Other comprehensive income (loss), net of tax	(2,209)	(2,411)	891

Balance at end of period	$(5,161)	$(2,952)	$(541)

Unrealized loss on cash flow hedges
Balance at beginning of period	$(1,410)	$—	$—
Other comprehensive loss, net of tax	(1,405)	(1,410)	—
Reclassification adjustments, net of tax	27	—	—

Balance at end of period	$(2,788)	$(1,410)	$—

Shareholder Rights Agreement and Rights Dividend

        On September 18, 2014, we entered into a Rights Agreement (the "Rights Agreement") pursuant to which the Board declared a dividend of one preferred stock purchase right (a "Right") for each

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 7: EQUITY (Continued)

outstanding share of our common stock. On July 7, 2015, all Rights issued under the Rights Agreement expired and are no longer outstanding.

NOTE 8: EMPLOYEE BENEFIT PLANS

Stock Purchase Plan

        We have an employee stock purchase plan that allows employees to purchase shares of our common stock through payroll deduction. The purchase price for all employee participants is based on the closing bid price on the last business day of the month.

Defined Contribution Plan

        We sponsor the Epiq 401(k) Plan, whereby participants can choose to make contributions in the form of salary deductions pursuant to Section 401(k) of the Internal Revenue Code. We match employee contributions to the Epiq 401(k) plan up to a maximum of 6% of compensation. We also sponsor other 401(k) plans covering eligible employees of certain of our subsidiaries. Our expense related to defined contribution plans was approximately $3.3 million, $3.0 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 9: FAIR VALUE MEASUREMENTS (Continued)

Recurring Fair Value Measurements

        As of December 31, 2015 and 2014, our assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements
		Quoted Prices in Active Markets	Significant Other Observable Inputs
				Significant Unobservable Inputs
	Carrying Value
		(Level 1)	(Level 2)	(Level 3)
December 31, 2015:
Liabilities:
Interest rate swap	$3,856	$—	$3,856	$—

December 31, 2014:
Assets:
Interest rate cap	$1	$—	$1	$—

Liabilities:
Interest rate swap	$2,451	$—	$2,451	$—
Acquisition-related contingent consideration	1,116	—	—	1,116

Total Liabilities	$3,567	$—	$2,451	$1,116

Interest Rate Swap

        The fair value of our interest rate swap (as described in Note 5 to the Consolidated Financial Statements) was determined via the income and market approaches utilizing certain observable inputs including the forward and spot curves for the underlying 1 month LIBOR over the remaining term of the agreement. Based on these characteristics the interest rate swap is classified as Level 2. The fair value of the interest rate swap is subject to material changes based upon changes in the forward curve for 1 month LIBOR and the volatility thereof.

Acquisition-related contingent consideration

Minus 10

        In connection with our April 2014 acquisition of Minus 10, we established a contingent consideration liability considered to be a Level 3 liability. The fair value of the Minus 10 contingent consideration was based on management's estimate of projected revenues and profit contributions over the measurement period (from April 2014 to December 2020) and an applied discount rate of 25% which was reflective of the inherent risk attributable to this new product line given its status as an early-stage venture. Such unobservable inputs included financial forecasts prepared by management which included estimates of future cash flows, projected revenues and profit contributions, and discount rates. As of the date of acquisition we estimated the original fair value of the contingent consideration to be approximately $0.9 million. During the second quarter of 2015, we remeasured the fair value of

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 9: FAIR VALUE MEASUREMENTS (Continued)

the contingent consideration using actual operating results and our revised forecasted operating results for Minus 10 for the remainder of the measurement period. As a result of this remeasurement, the fair value of the contingent consideration was reduced to zero, resulting in a non-cash gain of $1.2 million that is included in "Fair value adjustment to contingent consideration" in the Consolidated Statements of Operations. In August 2015, we sold our 100% equity interest in Minus 10 for an amount immaterial to the Consolidated Financial Statements. There are no further payments remaining under this contingent consideration obligation.

De Novo Legal LLC

        In December 2011, Epiq acquired De Novo Legal LLC and its affiliated companies ("De Novo Legal"). In connection with the acquisition, certain contingent consideration was payable to the De Novo sellers relative to the January 1, 2013 to December 31, 2013 measurement period. In the first quarter of 2014, the sellers disputed our calculation of the earn-out amount and alleged that the performance measure was higher, thereby triggering the next tier of contingent consideration. Epiq and the sellers participated in a dispute resolution process as specified under the acquisition agreement and in April 2014 agreed to settle this matter for a cash payment to the sellers of $1.5 million which was paid to the sellers in April 2014. As a result, we recorded a total adjustment of $1.5 million to the contingent consideration obligation during the three months ended March 31, 2014, of which $1.1 million is included in "Fair value adjustment to contingent consideration" and $0.4 million is included in "Selling, general and administrative expense" in the Consolidated Statements of Operations. There are no further payments remaining under the contingent consideration obligation with respect to De Novo Legal.

        The following table represents the change in the acquisition-related contingent consideration obligation during the years ended December 31, 2015 and 2014 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2015	2014
Beginning balance January 1	$1,116	$2,580
Present value accretion	103	189
Payments	(37)	(3,728)
Fair value related adjustments	(1,182)	2,075

Ending balance December 31	$—	$1,116

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 9: FAIR VALUE MEASUREMENTS (Continued)

Other Fair Value Disclosures

        The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. As of December 31, 2015 and 2014, the amounts outstanding under both our credit facility and notes payable approximated fair value due to the borrowing rates currently available to us for debt with similar terms and are classified as Level 2.

NOTE 10: INCOME TAXES

        Income (loss) before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income (loss) before income taxes
United States	$(6,331)	$(20,892)	$12,273
Foreign	13,993	15,040	4,832

Total	$7,662	$(5,852)	$17,105

        Income tax expense (benefit) for 2015, 2014 and 2013 consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(8,459)	$(6,735)	$9,121
State	(187)	(362)	1,849
Foreign	2,700	3,120	1,542

Total current	(5,946)	(3,977)	12,512

Deferred:
Federal	14,006	2,599	(4,687)
State	11,103	(3,270)	(1,724)
Foreign	437	133	(106)

Total deferred	25,546	(538)	(6,517)

Total income tax expense (benefit)	$19,600	$(4,515)	$5,995

        The jurisdictions where we generate income (or loss) before income taxes have a significant effect on our effective tax rate. The income (or loss) earned in the United States will be subject to an approximate 41% combined statutory federal and state tax rate. Our foreign-sourced income (or loss), which is earned primarily in the United Kingdom, will be subject to a statutory rate of approximately 21%. In 2014, the significantly higher tax rate in computing the tax benefit on the U.S. losses than the tax rate used in computing the tax expense on the foreign income results in an overall effective tax rate that is not customary.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 10: INCOME TAXES (Continued)

        The following is a summary of our income tax expense (benefit) and resulting effective tax rate by jurisdiction (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax expense (benefit) by jurisdiction:
United States	$16,463	$(7,768)	$4,559
Foreign	3,137	3,253	1,436

Consolidated income tax expense (benefit)	$19,600	$(4,515)	$5,995

Effective income tax rate by jurisdiction:
United States	(260.0)%	37.2%	37.1%
Foreign	22.4%	21.6%	29.7%
Consolidated effective tax rate	255.8%	77.2%	35.0%

        A reconciliation of the provision for income taxes at the statutory rate of 35% to the provision for income taxes at our effective rate is shown below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax expense (benefit) at the statutory rate	$2,682	$(2,048)	$5,987
Change in taxes resulting from:
Valuation allowances	16,794	1,095	707
State income taxes, net of federal tax effect	654	(2,796)	(85)
Foreign income taxes	(1,593)	(2,253)	(863)
Permanent differences	1,335	1,189	797
Uncertain tax positions	(133)	(112)	447
Research and development credits	(770)	(513)	(676)
Nondeductible compensation	(20)	411	—
Share-based compensation	491	469	—
Domestic production activities deduction	—	(5)	(422)
Other	160	48	103

Total income tax expense (benefit)	$19,600	$(4,515)	$5,995

        In December 2015, the Protecting Americans from Tax Hikes Act was passed and permanently extended the research credit retroactively to January 1, 2015. Accordingly, a research tax benefit of approximately $0.6 million is reflected our 2015 results.

        In April 2015, New York City passed comprehensive corporate income tax reform with most changes effective for years 2015 and beyond. The impact of these changes was not material to the Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 10: INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:(1)
U.S. net operating loss carryforwards	$15,175	$2,305
Foreign net operating loss carryforwards	767	831
Income tax credit carryforwards	2,969	1,274
Share-based compensation	5,068	6,206
Intangible assets	2,109	11,747
Deferred rent	812	426
Accrued liabilities	10,211	4,765
Cash flow hedges	1,600	1,067
Allowance for doubtful accounts	646	1,379
Other	658	195
Valuation allowances	(19,230)	(1,903)

Total deferred tax assets	20,785	28,292

Deferred tax liabilities:(1)
Prepaid expenses	(3,837)	(1,875)
Goodwill	(47,343)	(42,994)
Property and equipment and software development costs	(15,216)	(11,324)
Deferred debt discharge income	(1,336)	(1,985)

Total deferred tax liabilities	(67,732)	(58,178)

Net deferred tax liability	$(46,947)	$(29,886)

(1)
Temporary differences related to net operating loss carryforwards, income tax credit carryforwards, intangible assets and goodwill as of December 31, 2014 have been reclassified to conform to current year presentation.

        The net deferred tax liability is presented on the Consolidated Balance Sheets as follows (in thousands):

	As of December 31,
	2015	2014
Other long-term assets	$89	$139
Long-term deferred income tax liability	(47,036)	(30,025)

Net deferred tax liability	$(46,947)	$(29,886)

        We assess whether valuation allowances should be established against our deferred tax assets based on the consideration of all positive and negative available evidence, using a "more likely than not" standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified such as historical operating results and current trends. During the year ended

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 10: INCOME TAXES (Continued)

December 31, 2015, we concluded that a valuation allowance was required due to three years of historical cumulative losses in the U.S. that began during the third quarter of 2015. We had positive cumulative earnings in the U.S. for the three year period ended June 30, 2015. The recent continuing U.S. loss is a significant factor in our assessment as it is objectively verifiable, and therefore, is considered significant negative evidence.

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

        In establishing a valuation allowance against our U.S. net deferred tax assets during the period, approximately $47.3 million of deferred tax liabilities related to indefinite lived assets (goodwill) that are not amortized for financial reporting purposes were excluded from measurement. Because the deferred tax liability remains on the balance sheet indefinitely until such asset is impaired or disposed, the liability cannot be scheduled to reverse or be considered as a source of future taxable income. As a result, these deferred tax liabilities are excluded from the measurement of the net deferred tax asset requiring a valuation allowance. In addition, tax amortization of the underlying indefinite lived assets results in an increase to the related deferred tax liabilities and an increase to tax expense recognized for each period until the assets are fully amortized for tax purposes.

        On the basis of this evaluation, as of December 31, 2015, we recorded a valuation allowance of $17.0 million against our applicable U.S. net deferred tax assets, including U.S. federal and state loss carryforwards.

        In accordance with U.S. GAAP, certain deferred tax assets related to stock awards were excluded from the table of deferred tax assets and liabilities disclosed above. These deferred tax assets were the result of amounts deductible in our tax returns in excess of share-based compensation expense recognized in our Consolidated Statements of Operations. If and when such deferred tax assets are ultimately realized, our total equity balance will increase by $0.3 million. We use tax law ordering for the purpose of determining when excess tax benefits have been realized.

        We have both U.S. federal and state net operating losses which are carried forward 20 years for federal tax purposes and from 1 to 20 years for state tax purposes. As of December 31, 2015, our cumulative U.S. federal net operating loss was $28.6 million and if not used, would otherwise expire in

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 10: INCOME TAXES (Continued)

2035. The state loss carryforwards arise from both combined and separate state tax filings and were $115.8 million at December 31, 2015. The loss carryforwards expire as follows (in thousands):

Calendar Years	Amount
2016 - 2020	$2,955
2021 - 2025	17,906
2026 - 2030	22,518
2031 - 2035	72,410

Total	$115,789

        We have recorded a valuation allowance against all of our combined and separate state loss carryforwards.

        We also have federal research tax credit carryforwards of $1.3 million that begin to expire in 18 years, and a $0.5 million alternative minimum tax credit carryforward that does not expire. Since this $0.5 million credit does not expire, we have not recorded a valuation allowance against this deferred tax asset. Additionally, we recorded a $1.5 million valuation allowance related to $1.5 million of net state tax credits of which most will expire beginning in 14 years.

        Our foreign net operating loss carryforwards at December 31, 2015, were $2.9 million of which $1.0 million and $0.4 million will fully expire in 2022 and 2023 respectively. A $0.8 million deferred tax asset has been recorded for the expected tax benefit of these losses which will reduce our foreign income tax payable in future years. We have recorded a $0.7 million valuation allowance against these losses as they have been generated in jurisdictions where insufficient positive evidence exists to support that these losses will be fully utilized.

        As of December 31, 2014, our valuation allowance of $1.9 million included a $0.9 million valuation allowance related to $1.2 million of state tax credits that have a remaining carryforward period of 13 years; a $0.2 million valuation allowance related to $4.7 million of state net operating loss carryforwards that expire in varying amounts in years 2015 through 2034 and a $0.8 million valuation allowance related to $2.3 million of foreign net operating losses of which $2 million expire by 2023 that have an indefinite remaining carryforward period.

        Prior to our acquisition of Encore Legal Solutions, Inc. ("Encore") and, as part of a debt restructuring in 2009, Encore elected to defer recognition of approximately $8.9 million of debt discharge income pursuant to Section 108(i) of the Internal Revenue Code of 1986, as amended. For each year 2013 through 2017, we will include approximately $1.8 million of deferred debt discharge income in taxable income.

        United States income and foreign withholding taxes have not been recognized on the excess of earnings for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such earnings become subject to United States taxation upon the remittance of dividends or a sale or liquidation of the foreign subsidiary. The amount of such excess totaled approximately $35.3 million at December 31, 2015. It is not practicable to estimate the amount of any deferred tax liability related to this amount.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 10: INCOME TAXES (Continued)

        The following table summarizes the activity related to our gross unrecognized tax benefits excluding interest and penalties (in thousands):

	2015	2014	2013
Unrecognized tax benefits as of January 1	$5,120	$5,326	$4,639
Gross increases for prior year tax positions	206	190	243
Gross decreases for prior year tax positions	—	(60)	(53)
Gross increase for current year tax positions	135	197	530
Settlements	—	—	(33)
Lapse of statute of limitations	(795)	(533)	—

Unrecognized tax benefits at December 31	$4,666	$5,120	$5,326

        As of December 31, 2015, 2014 and 2013, the gross amount of unrecognized tax benefits, including penalty and interest, was approximately $5.9 million, $6.3 million and $6.4 million, respectively. If recognized, approximately $4.8 million, $5.1 million and $5.2 million would have affected our effective tax rate in 2015, 2014, and 2013, respectively.

        During the year ended December 31, 2015, our unrecognized tax benefits increased by $0.2 million related to Iris (defined in Note 13 to the Consolidated Financial Statement) and the increase is included in "Gross increases for prior year tax positions" in the table of gross unrecognized tax benefits.

        We file income tax returns in the United States federal jurisdiction, Canada, Germany, Hong Kong, India, Japan, Netherlands, the United Kingdom, and various state jurisdictions. We have also made an evaluation of the potential impact of assessments by state and foreign jurisdictions in which we have not filed tax returns.

        During 2015, we were notified by the Internal Revenue Service that our 2014 federal income tax return would be examined. The exam is in the preliminary stages and we do not believe that an adjustment, if any, would be material. As of December 31, 2015, the 2012 - 2014 and subsequent federal, state and foreign tax returns are subject to examination. In addition, the 2011 statute of limitations remains open in certain state and foreign jurisdictions. Due to the 2014 federal income tax examination currently underway, we are unable to determine the amount of unrecognized tax benefits that may be recognized in the next twelve months.

        Estimated interest and penalties classified as a component of income tax expense during 2015, 2014, and 2013 totaled $0.1 million, $0.2 million and $0.2 million, respectively. Accrued interest and penalties, included in "Other long-term liabilities" on the Consolidated Balance Sheets totaled $1.1 million and $0.2 million, respectively, as of December 31, 2015. As of December 31, 2014, the accrued interest and penalties were $1.0 million and $0.2 million, respectively.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 11: EARNINGS PER SHARE

        Basic earnings per common share is computed on the basis of weighted-average outstanding shares of common stock. Diluted earnings per common share is computed on the basis of basic weighted-average outstanding common shares adjusted for the dilutive effect, if any, of dilutive securities which included outstanding stock options and nonvested restricted stock awards.

        On June 11, 2014, our shareholders approved an amendment and restatement of the 2004 Incentive Plan (defined in Note 12 to the Consolidated Financial Statements), effective January 1, 2014. One of the amendments included in the 2004 Incentive Plan is to specify that dividends are no longer payable on nonvested share awards during the vesting period. Such dividends declared during the vesting period will be accrued and are payable only if and when the nonvested share awards vest. As a result of this amendment, nonvested share awards issued by us are no longer considered to be participating securities because they do not have non-forfeitable rights to dividends. Accordingly, for the years ended December 31, 2015 and 2014 basic and diluted net income per share are calculated using the treasury stock method which does not require the allocation of net income to nonvested shares. For the year ended December 31, 2013, in determining diluted earnings per share, we use the more dilutive earnings per share result between two-class method calculation and the treasury stock method calculation applied to our nonvested share awards.

        The following table summarizes basic and diluted earnings per share or the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts).

	For the Year Ended
	2015	2014	2013
Net income (loss)	$(11,938)	$(1,337)	$11,110
Less: amounts allocated to nonvested shares	—	—	(113)

Income available to common stockholders	$(11,938)	$(1,337)	$10,997

Weighted-average common shares outstanding:
Basic common shares	36,584	35,512	35,434
Effect of dilutive securities	—	—	868

Diluted common shares	36,584	35,512	36,302

Net income (loss) per common share:
Basic net income (loss) per common share	$(0.33)	$(0.04)	$0.31

Diluted net income (loss) per common share	$(0.33)	$(0.04)	$0.30

        Approximately 2.7 million, 3.4 million and 2.0 million stock options and nonvested shares were excluded from the computations of diluted net income per share in 2015, 2014 and 2013, respectively, because the awards would have been antidilutive for the years presented.

NOTE 12: SHARE-BASED COMPENSATION

Equity Award Plans

        In June 2004, our stockholders approved the Epiq Systems, Inc. 2004 Equity Incentive Plan which was subsequently amended and restated (the "2004 Incentive Plan"). The 2004 Incentive Plan provided

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 12: SHARE-BASED COMPENSATION (Continued)

for aggregate equity awards of 7.5 million shares including the grant of options to acquire shares of common stock, stock appreciation rights, and restricted stock awards. Grants under the 2004 Incentive Plan that expire or terminate unexercised, become unexercisable or are forfeited or are otherwise surrendered to the company to satisfy the exercise price for a stock option or employee payroll tax withholdings in a net share settlement transaction are then available for future grants. At December 31, 2015, there were approximately 0.5 million shares of common stock available for future grants under the 2004 Incentive Plan.

        On September 3, 2015, the Board adopted the Epiq Systems, Inc. 2015 Inducement Award Plan (the "2015 Inducement Plan"). The Inducement Plan provides for the grant of equity-based awards in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and shares of Epiq common stock. The Board has reserved 200,000 shares of Epiq common stock for issuance pursuant to equity awards granted under the Inducement Plan to individuals who were not previously employees or non-employee directors of Epiq. The Inducement Plan may be amended or terminated by the Board or the compensation committee of our Board (the "Compensation Committee") at any time. The Inducement Plan was adopted in reliance on Nasdaq Listing Rule 5635(c)(4) and did not require shareholder approval. As of December 31, 2015, there has been no equity awards issued under the Inducement Plan.

Share-based Compensation Expense

        The following table presents total share-based compensation expense (in thousands):

	Year Ended December 31,
	2015	2014	2013
Direct cost of services	$2,090	$2,359	$660
Selling, general and administrative expense	11,658	10,739	9,348

Total share-based compensation expense	$13,748	$13,098	$10,008

        Included in share-based compensation expense for the year ended December 31, 2015 is $7.7 million of expense recognized with respect to accrued executive officer and employee incentive compensation awards (the "2015 Annual Incentive Compensation"). The accrual is recorded in "Accrued compensation" on the Consolidated Balance Sheets as of December 31, 2015.

        The total income tax benefit related to share-based compensation expense recognized in the Consolidated Statements of Operations, gross of any recognized valuation allowances as described in Note 10 to the Consolidated Financial Statements, was $5.7 million, $5.5 million and $4.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock Options

        Stock options are issued with an exercise price equal to the grant date closing market price of our common stock. Stock options become exercisable under various vesting schedules, ranging from immediate vesting to a seven year vesting period, and expire ten years from the date of grant.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 12: SHARE-BASED COMPENSATION (Continued)

        The estimated fair value of stock options is determined using the Black-Scholes valuation model. Key inputs and assumptions to estimate the fair value of stock options include the grant price of the award, the expected option term, the volatility of our stock, the risk-free interest rate, and our dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by individuals who receive equity awards.

        The following table presents the weighted-average assumptions used and the weighted-average fair value per stock option granted. No stock options were granted during the year ended December 31, 2013.

	Year Ended December 31,
	2015	2014
Expected life of stock option in years	7.0	7.0
Expected volatility	37%	36%
Risk-free interest rate	1.9%	2.1%
Dividend yield	2.3%	2.5%
Weighted average grant-date fair value	$5.20	$4.33

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

        A summary of option activity during the year ended December 31, 2015 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	2,351	$13.66
Granted	250	16.55
Exercised	(382)	12.80
Forfeited and expired	(386)	14.85

Outstanding, end of period	1,833	$13.98	3.7	$1,298

Options vested and expected to vest, end of period	1,790	$13.97	3.5	$1,275

Options exercisable, end of period	1,419	$13.90	2.4	$1,062

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 12: SHARE-BASED COMPENSATION (Continued)

        Additional information regarding stock option exercises appears in the table below (in thousands):

	As of December 31,
	2015	2014	2013
Intrinsic value of stock options exercised	$877	$3,759	$8,658
Cash proceeds from option exercises	3,886	12,503	3,005
Tax benefit realized from options exercised during the annual period	364	1,590	6,689

        As of December 31, 2015, total unrecognized compensation expense related to unvested stock options was $1.9 million and will be recognized over a weighted-average period of approximately 2.5 years.

Nonvested Share Awards

        Summary restricted stock activity is presented in the table below (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	578	$15.23
Granted	816	17.94
Vested	(645)	16.68
Forfeited/Canceled	(40)	15.90

Non-vested at December 31, 2015	709	17.00

        The fair value of nonvested share awards is based on the closing market price of our common stock on the date of grant. Nonvested share awards entitle the holder to shares of common stock when the award vests.

        The weighted-average grant date fair value of restricted awards granted during 2015, 2014 and 2013 was $17.94, $15.05 and $12.90, respectively.

        As of December 31, 2015, total unrecognized compensation expense related to unvested restricted stock awards was $7.2 million and will be recognized over a weighted-average period of approximately 1.7 years.

Performance-based restricted stock awards

        In February 2015, we granted an aggregate of 320,000 shares of performance-based restricted stock awards to executive officers of the Company (the "2015 Executive Officer Performance RSAs"). The 2015 Executive Officer Performance RSAs are earned based upon the achievement of certain financial performance criteria of Epiq for the calendar year ending December 31, 2015 and require certification by the Compensation Committee. On January 28, 2016, the Compensation Committee certified that the performance conditions with respect to all of the 2015 Executive Officer Performance RSAs were achieved, and according to the terms of the underlying award agreements, awards representing 140,000

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 12: SHARE-BASED COMPENSATION (Continued)

shares of common stock vested on February 22, 2016. The remaining 180,000 of 2015 Executive Officer Performance RSAs are scheduled to vest, subject to continuing employment, in two equal installments in February 2017 and 2018.

        In January 2015, we granted 20,000 shares of performance-based restricted stock to a senior management employee ("2015 Management Performance RSAs"). The 2015 Management Performance RSAs are earned based upon the achievement of certain segment level financial performance criteria for the calendar year ending December 31, 2015. One of the performance conditions related to the 2015 Management Performance RSAs was achieved, and awards representing 10,000 shares of common stock vested. The remaining 10,000 shares were forfeited.

        In January 2014, we granted an aggregate of 450,000 shares of performance-based restricted stock awards ("2014 Executive Officer Performance RSAs") to executive officers of the Company. During the year ended December 31, 2014, 225,000 shares of the 2014 Executive Officer Performance RSAs were forfeited by two former executives in conjunction with their resignations in March 2014 and June 2014, respectively. We did not recognize any expense during 2014 for these forfeited awards. In February 2015, the Compensation Committee certified that the performance condition with respect to the remaining 225,000 shares was achieved and the awards vested on that date.

        In February 2013, we granted an aggregate of 330,000 shares of performance-based restricted stock awards to executive officers of the Company. In January 2014, the Compensation Committee certified that the performance condition was achieved and the awards vested on that date.

Other Restricted Stock Awards

        During the year ended December 31, 2015, we granted an aggregate of 475,863 shares of restricted stock of which 314,869 shares were granted in connection with the payment of annual incentive compensation to executive officers and employees related to fiscal year 2014. Of the 160,994 remaining, 50,000 vested immediately, the remaining 110,994 shares of restricted stock have vesting periods of one to three years from the grant date.

        During the year ended December 31, 2014, we granted an aggregate of 659,299 shares of restricted stock of which 281,799 shares of restricted stock were granted in connection with the payment of annual incentive compensation to executive officers for fiscal year 2013 and incentive compensation to employees earned during fiscal year 2014. The remaining 377,500 shares of restricted stock have vesting periods of one to three years from the grant date.

        During the year ended December 31, 2013, we granted an aggregate of 197,600 shares of restricted stock awards of which 164,100 awards vested upon issuance and the remaining 33,500 awards vested one year from the grant date.

NOTE 13: ACQUISITIONS

Acquisition of Iris Data Services, Inc.

        On April 30, 2015, Epiq and two of its wholly-owned subsidiaries completed the acquisition of all of the capital stock of Iris Data Services, Inc., a Texas corporation ("Iris") pursuant to a Stock Purchase Agreement, dated April 7, 2015 (the "Purchase Agreement").

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 13: ACQUISITIONS (Continued)

        Under the terms of the Purchase Agreement, the aggregate purchase consideration was $133.8 million (the "Purchase Consideration"), consisting of $124.7 million in cash consideration ("Cash Consideration") and $9.1 million of assumed capital lease obligations of the seller. The Cash Consideration was funded with existing cash and borrowings under our Credit Agreement. Of the Cash Consideration, $68.6 million was paid to the seller at closing and $55.2 million was paid to and then distributed by Iris to participants in the Amended and Restated Iris Data Services, Inc. Participation Plan (the "Plan"), in accordance with the terms of the Plan and the Purchase Agreement. The remaining Cash Consideration of $0.9 million was paid post-closing, consisting of $0.6 million due to Plan participants and $0.3 million related to a working capital adjustment. The aggregate distributions to Plan participants resulted in post-closing tax benefits to Epiq of approximately $23.0 million. In addition, approximately $13.0 million of the Cash Consideration was placed in escrow for fifteen months after the closing as security for potential future indemnification claims.

        Iris is a leading provider of managed services for the legal profession. The Iris acquisition significantly accelerated Epiq's strategic plan to offer managed services solutions to its existing global client base while bringing Epiq's eDiscovery and document review resources to a new client base.

        The results of operations of Iris have been included in Epiq's Consolidated Statements of Operations subsequent to the April 30, 2015 acquisition date. Total revenue and net loss related to Iris included in our results of operations for the year ended December 31, 2015 were $29.0 million and $7.1 million, respectively.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The Purchase Consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. This allocation resulted in goodwill of $73.7 million, all of which has been assigned to Epiq's Technology segment. The recognized goodwill is primarily attributable to expected long-term growth in Iris's operating results. Approximately $5.3 million of the goodwill is deductible for income tax purposes. The valuations consist of appraisal reports, discounted cash flow analysis, or other

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 13: ACQUISITIONS (Continued)

appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed.

(in thousands)	Original Allocation(1)	Allocation Adjustments		Adjusted Allocation(3)
Cash and cash equivalents	$197	$—		$197
Accounts receivable	15,623	(415)		15,208
Other current assets	2,517	(966)		1,551
Deferred income tax assets	21,041	(12,557	)(2)	8,484
Property and equipment	10,642	—		10,642
Other long-term assets	246	—		246
Intangible assets	34,694	—		34,694
Goodwill	74,852	(1,176)		73,676

Total assets acquired	159,812	(15,114)		144,698

Accounts payable	4,407			4,407
Accrued liabilities	4,868	(31)		4,837
Deferred revenue	1,580	109		1,689
Deferred income tax liabilities	15,149	(15,149	)(2)	—
Capital lease obligations	9,061	—		9,061

Total liabilities assumed	35,065	(15,071)		19,994

Net assets acquired	$124,747	$(43)		$124,704

(1)
Represents the preliminary allocation of assets acquired and liabilities assumed as of the acquisition date reported in our June 30, 2015 Form 10-Q.

(2)
Includes the impact of reclassifying current deferred income tax assets and liabilities as non-current in accordance with the retroactive adoption of ASU 2015-17 during the fourth quarter of 2015 and the related netting of deferred income tax assets with deferred income tax liabilities by income tax jurisdiction.

(3)
Represents the final allocation of assets acquired and liabilities assumed as of the acquisition date.

        The fair values of intangible assets acquired have been estimated by utilizing a discounted cash flow approach, with the assistance of an independent appraisal firm. The intangible assets acquired as part of the Iris acquisition are being amortized over their expected estimated economic benefit period. The preliminary fair values consist of the following:

(in thousands)	Fair Value	Useful Life
Customer relationships	$15,400	8 years
Technology	8,400	3 years
Trade name	7,000	10 years
Non-compete agreements	3,894	2 - 5 years

Total	$34,694

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 13: ACQUISITIONS (Continued)

Pro Forma Results of Operations

        The following table presents the unaudited pro forma combined results of operations of Epiq and Iris for the years ended December 31, 2015 and 2014, after giving effect to certain pro forma adjustments including: (i) amortization of acquired intangible assets, (ii) the impact of acquisition-related expenses, and (iii) interest expense adjustment for historical long-term debt of Iris that was repaid and interest expense on additional borrowings by Epiq to fund the acquisition.

	Year Ended December 31,
(in thousands)	2015	2014
Total revenues	$561,038	$513,277
Net income (loss)	(13,649)	(10,230)

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

        Transaction costs related to the Iris acquisition were $2.5 million for fiscal year 2015 and are included in "Other operating income (expense)" in the Consolidated Statements of Operations. Debt financing costs associated with the Iris acquisition were $1.0 million for fiscal year 2015. Approximately $0.7 million of the debt financing costs were expensed and included in "Interest expense" in the Consolidated Statements of Operations. These expenses were included in the unaudited pro forma combined results of operations of Epiq and Iris in fiscal 2014.

Acquisition of Minus 10

        On April 1, 2014, we completed the acquisition of Minus 10, a company that develops and maintains software products and provides related services to its clients with respect to web-enabled bankruptcy preparation and case management and expanded our Chapter 11 restructuring service offerings. Minus 10 is included in our Bankruptcy and Settlement Administration segment.

        The purchase price of Minus 10 was comprised of the following:

(in thousands)
Cash paid at closing	$302
Net working capital liability	17
Deferred cash consideration	43
Fair value of contingent consideration	933

Total purchase price	$1,295

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 13: ACQUISITIONS (Continued)

        Total purchase consideration was allocated to the identifiable intangible assets based on their respective fair values on the acquisition date. The purchase price allocation is summarized in the following table:

(in thousands)
Intangible assets:
Acquired technology	$1,142
Goodwill	153

Net assets acquired	$1,295

        The entire balances of goodwill and acquired technology related to Minus 10 are amortizable for tax purposes.

        Transaction costs related to Minus 10, which were expensed during the period in which they were incurred, were not material to the consolidated financial statements.

        The operating results of Minus 10 from the date of acquisition through December 31, 2014 were immaterial to our operating results. Pro-forma results of operations, assuming the Minus 10 acquisition was made at the beginning of the earliest period presented, have not been presented because the effect was not material to our consolidated operating results.

        See Note 9 to the Consolidated Financial Statement for additional information related to the Minus 10 contingent consideration obligation and the sale of our equity interest in Minus 10 during 2015.

NOTE 14: SEGMENT INFORMATION

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

        On April 30, 2015, we acquired Iris, a leading provider of managed services for the legal profession including electronic discovery and document review. Iris supports Epiq's strategic plan to offer managed services solutions to its existing global client base, while bringing Epiq's eDiscovery and document review resources to a new client base. The financial information of Iris is included in the Technology segment.

        Our Bankruptcy and Settlement Administration segment provides managed services and technology solutions that address the needs of our customers with respect to litigation, claims and project administration, compliance matters, controlled disbursements, corporate restructuring, bankruptcy and class action proceedings.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 14: SEGMENT INFORMATION (Continued)

        The segment performance measure is based on earnings before interest, taxes, depreciation and amortization, certain nonrecurring operating expenses, and share-based compensation expense. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, as well as other enterprise level expenses are not allocated by segment and, accordingly, the following reporting segment results do not include such unallocated costs.

        Assets reported within a segment are those assets that can be identified to a segment and primarily consist of trade receivables, property and equipment, leasehold improvements, software, identifiable intangible assets and goodwill. Cash, certain tax-related assets, and certain prepaid assets and other assets are not allocated to our segments. Although we can and do identify long-lived assets such as property and equipment, leasehold improvements, software, and identifiable intangible assets to reporting segments, we do not allocate the related depreciation and amortization to the segment as management evaluates segment performance exclusive of these non-cash charges.

        Following is a summary of segment information (in thousands):

	Year Ended December 31, 2015
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$345,613	$160,323	$—	$505,936
Intersegment revenue	1,594	—	(1,594)	—

Operating revenues including intersegment revenue	347,207	160,323	(1,594)	505,936
Reimbursable expenses	2,044	36,225		38,269

Total revenue	349,251	196,548	(1,594)	544,205
Direct costs, selling, general and administrative expenses	254,200	142,527	(1,594)	395,133

Segment performance measure	$95,051	$54,021	$—	$149,072

As a percentage of segment operating revenue	28%	34%		29%

	Year Ended December 31, 2014
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$297,679	$146,439	$—	$444,118
Intersegment revenue	2,045	—	(2,045)	—

Operating revenues including intersegment revenue	299,724	146,439	(2,045)	444,118
Reimbursable expenses	2,540	27,812	—	30,352

Total revenue	302,264	174,251	(2,045)	474,470
Direct costs, selling, general and administrative expenses	218,255	121,085	(2,045)	337,295

Segment performance measure	$84,009	$53,166	$—	$137,175

As a percentage of segment operating revenue	28%	36%		31%

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 14: SEGMENT INFORMATION (Continued)

	Year Ended December 31, 2013
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$284,929	$153,761	$—	$438,690
Intersegment revenue	384	—	(384)	—

Operating revenues including intersegment revenue	285,313	153,761	(384)	438,690
Reimbursable expenses	2,488	40,905	—	43,393

Total revenue	287,801	194,666	(384)	482,083
Direct costs, selling, general and administrative expenses	198,462	145,596	(384)	343,674

Segment performance measure	$89,339	$49,070	$—	$138,409

As a percentage of segment operating revenue	31%	32%		32%

        Following is a reconciliation of a segment performance measure to consolidated income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2015	2014	2013
Segment performance measure	$149,072	$137,175	$138,409
Unallocated expenses	(45,821)	(62,557)	(47,587)
Share-based compensation expense	(13,748)	(13,098)	(10,008)
Depreciation and software and leasehold amortization	(37,810)	(36,042)	(30,971)
Amortization of identifiable intangible assets	(18,347)	(12,655)	(18,834)
Intangible asset impairment expense	(1,162)	—	—
Fair value adjustment to contingent consideration	1,182	(1,142)	(2,580)
Other operating income (expense)	(5,291)	(880)	791

Operating income	28,075	10,801	29,220
Interest expense, net	(20,413)	(16,653)	(12,115)

Income (loss) before income taxes	$7,662	$(5,852)	$17,105

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 14: SEGMENT INFORMATION (Continued)

        Following are capital expenditures (including software development costs) by segment (in thousands):

	Year Ended December 31,
	2015	2014	2013
Capital Expenditures
Technology	$11,372	$15,477	$22,234
Bankruptcy and Settlement Administration	1,266	2,596	3,161
Unallocated and corporate	16,467	17,966	15,312

Total capital expenditures(1)	$29,105	$36,039	$40,707

(1)
Excludes capital expenditures financed under long-term obligations such as capital leases and notes payable of $6.5 million, $4.9 million and $7.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        Following are assets by segment (in thousands):

	As of December 31,
	2015	2014
Total Assets
Technology	$465,736	$341,764
Bankruptcy and Settlement Administration	276,097	286,237
Unallocated and corporate	82,064	99,923

Total assets	$823,897	$727,924

        Following is total revenue, determined by the location providing the services, by geographical area (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total Revenue
United States	$465,646	$410,768	$431,615
United Kingdom	60,514	49,710	45,962
Other countries	18,045	13,992	4,506

Total revenue	$544,205	$474,470	$482,083

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 14: SEGMENT INFORMATION (Continued)

        Following are long-lived assets, excluding intangible assets, by geographical area (in thousands):

	As of December 31,
	2015	2014
Long-lived assets
United States	$84,137	$78,921
Other countries	9,549	6,371

Total long-lived assets	$93,686	$85,292

Significant Client and Concentration of Credit Risk

        For the years ended December 31, 2015, 2014 and 2013, we had no clients which accounted for more than 10% of our consolidated revenue or consolidated accounts receivable as of December 31, 2015 and 2014.

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

Villere Litigation

        On December 11, 2015, a petition was filed by Villere and George Young against Epiq and the following eight directors: Tom W. Olofson, Brad D. Scott, W. Bryan Satterlee, Edward M. Connolly, Jr., Charles C. Connely, IV, James A. Byrnes, Joel Pelofsky and Douglas M. Gaston, in the Circuit Court of Jackson County, Missouri. On January 5, 2016, the Plaintiffs amended the petition. The amended petition concerns Villere's December 7, 2015 purported nomination of six directors, which Epiq rejected, because, among other things, Villere is prohibited from nominating directors under the terms of the Director Appointment Agreement. In addition, Villere's purported nomination failed to comply with our amended and restated bylaws. Villere's amended petition includes claims for: (1) injunctive relief and (2) a declaratory judgement that its purported nomination was proper so that Villere can then submit such nominations for a vote at the annual meeting of shareholders in 2016. Epiq filed counterclaims against the Plaintiffs, and later amended such counterclaims to include certain clients of Villere on whose behalf Villere is purportedly operating. The Company's counterclaims include claims for (1) injunctive relief; (2) declaratory judgments that the Director Appointment Agreement was not validly terminated and Epiq's rejection of the purported nominations was proper; (3) breach of contract against Villere and certain of its clients in connection with the Director Appointment Agreement, and damages related thereto as a result of, among other things, Villere making numerous unauthorized public statements about Epiq; and (4) specific performance. Trial is scheduled to begin on April 4, 2016, relating to all claims and counterclaims except for Epiq's damages against Villere and certain of

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015, 2014 AND 2013

NOTE 15: LEGAL PROCEEDINGS (Continued)

its clients for breach of the Director Appointment Agreement, which will be heard at a later date. Discovery is proceeding in the matter. See Item 1A "Risk Factors."

NOTE 16: RELATED PARTY TRANSACTIONS

        On November 1, 2014, we entered into the Director Appointment Agreement. As a result, we created a new directorship and appointed Mr. Robert as a new independent director to our Board. We agreed to reimburse Villere's documented out-of-pocket expenses in connection with the appointment of Mr. Robert and during fiscal year 2015, we reimbursed an aggregate of $237,890 to Villere under this agreement. No additional payments are due and payable under the Director Appointment Agreement.

        Scott W. Olofson, the son of Tom W. Olofson, is our Senior Vice President, Corporate Relations and Business Development. The compensation committee of the Board approves all salary, bonus, equity incentive awards and perquisites for Scott W. Olofson. For 2015, Scott W. Olofson's compensation was $1.0 million. In February 2015, Scott W. Olofson was appointed head of our corporate restructuring group.

NOTE 17: SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

        The following table sets forth the quarterly financial data for the quarters of the years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	First	Second	Third	Fourth	Fiscal Year
Year ended December 31, 2015
Operating revenue	$107,755	$130,557	$131,325	$136,299	$505,936
Total revenue	119,028	138,010	142,535	144,632	544,205
Gross profit(1)	54,055	59,091	63,562	68,308	245,016
Net income (loss)	1,733	(3,241)	(19,180)	8,750	(11,938)
Net income (loss) per share—Basic(2)	0.05	(0.09)	(0.52)	0.24	(0.33)
Net income (loss) per share—Diluted(2)	0.05	(0.09)	(0.52)	0.24	(0.33)
Year ended December 31, 2014
Operating revenue	$116,220	$115,451	$103,955	$108,492	$444,118
Total revenue	123,271	125,056	111,006	115,137	474,470
Gross profit(1)	53,240	51,970	49,725	50,546	205,481
Net income (loss)	(2,298)	(3,419)	5,010	(630)	(1,337)
Net income (loss) per share—Basic(2)	(0.07)	(0.10)	0.14	(0.02)	(0.04)
Net income (loss) per share—Diluted(2)	(0.07)	(0.10)	0.14	(0.02)	(0.04)

(1)
Gross profit is calculated as total revenue less direct cost of operating revenue, reimbursed direct costs, and the portion of depreciation and software amortization attributable to direct costs of services.

(2)
The sum of the quarters' net income per share may not equal the total of the respective year's net income (loss) per share as each quarter is calculated independently.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Allowance for doubtful receivables:
For the year ended December 31, 2015	$3,986	$(158)	$—	$(2,840)	$988
For the year ended December 31, 2014	$4,379	$3,552	$—	$(3,945)	$3,986
For the year ended December 31, 2013	$4,825	$2,411	$—	$(2,857)	$4,379

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
Deferred tax valuation allowance:
For the year ended December 31, 2015	$1,903	$17,119	$533	$(325)	$19,230
For the year ended December 31, 2014	$808	$1,127	$—	$(32)	$1,903
For the year ended December 31, 2013	$101	$776	$—	$(69)	$808

EXHIBIT INDEX

        The following exhibits are filed with this Form 10-K or are incorporated herein by reference:

Exhibit Number		Description
2.1		Stock Purchase Agreement, dated April 4, 2011, by and among the Company, Epiq Systems Holding Company, ELS Holdings LLC and Encore Intermediate Holdco, Inc. Incorporated by reference and previously filed as Exhibit 2.1 to the registrant's (File No. 000-22081) (the "Registrant") current report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2011.

2.2		Membership Interest Purchase Agreement, dated December 28, 2011, by and among Epiq Systems Holding Company, Epiq Systems, Inc. (for the limited purposes as set forth therein), De Novo Legal LLC, and the Sellers, Seller Guarantors, and the Seller Representative, each as defined therein. Incorporated by reference and previously filed as Exhibit 2.1 to the Registrant's current report on Form 8-K, filed with the Securities and Exchange Commission on December 29, 2011.

2.3	†	Stock Purchase Agreement, dated April 7, 2015, by and among Epiq Systems, Inc., Epiq Systems Acquisition, Inc., Epiq Systems, Ltd., Iris Data Services, Inc., R. Kent Teague II, and certain key participants. Incorporated by reference and previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K with the Securities and Exchange Commission on May 4, 2015.

3.1		Articles of Incorporation, as amended through February 28, 2008. Incorporated by reference and previously filed as Exhibit 3.1 to the Registrant's annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 4, 2008.

3.2		Amended and Restated Bylaws of Epiq Systems, Inc. Incorporated by reference and previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K with the Securities and Exchange Commission on April 28, 2015.

4.1		Director Appointment Agreement, dated as of November 1, 2014, by and among Epiq Systems, Inc., St. Denis J. Villere & Company, L.L.C. and Kevin L. Robert. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K with the Securities and Exchange Commission on November 4, 2014.

10.1	††	1995 Stock Option Plan, as amended. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2010.

10.2	††	2004 Equity Incentive Plan, as amended and restated effective January 1, 2014. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K with the Securities and Exchange Commission on June 12, 2014.

10.3	††	Form of Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan. Incorporated by reference and previously filed as Exhibit 10.15 to the Registrant's annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 8, 2006.

10.4		Letter Agreement dated February 7, 2006, between Epiq Systems, Inc. and Bank of America, N.A. (portions of this exhibit have been omitted pursuant to grant of confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934). Incorporated by reference and previously filed as Exhibit 10.13 to the Registrant's annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 9, 2007.

Exhibit Number		Description
10.5	††	The Qualified Executive Performance Plan, dated as of March 29, 2007. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2007.

10.6	††	The Strategic Executive Incentive Plan, dated as of March 29, 2007. Incorporated by reference and previously filed as Exhibit 10.2 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2007.

10.7		Form of Subscription Agreement dated as of November 15, 2007, between Epiq Systems, Inc. and the purchasers named therein. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007.

10.8	††	Form of Restricted Stock Award Agreement under the 2004 Equity Incentive Plan. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2009.

10.9		Credit Agreement, dated as of August 27, 2013, among Epiq Systems, Inc. and the domestic subsidiaries named therein as guarantors, a syndicate of banks and institutional investors as lenders, KeyBank National Association as the LC issuer, swing line lender and administrative agent. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2013.

10.10	††	Executive Resignation Agreement and General Release of Claims, dated March 14, 2014, among Epiq Systems, Inc. and Elizabeth M. Braham. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q/A, filed with the Securities and Exchange Commission on June 13, 2014.

10.11	††	Executive Consulting Advisory Agreement, dated March 14, 2014, among Epiq Systems, Inc. and Elizabeth M. Braham. Incorporated by reference and previously filed as Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q/A, filed with the Securities and Exchange Commission on June 13, 2014.

10.12		First Amendment, dated March 26, 2014, to the Credit Agreement dated as of August 27, 2013, among Epiq Systems, Inc. and the domestic subsidiaries named therein as guarantors, a syndicate of banks and institutional investors as lenders, KeyBank National Association as the LC issuer, swing line lender, administrative agent. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2014.

10.13	††	Executive Resignation Agreement and General Release of Claims dated June 6, 2014, among Epiq Systems, Inc. and Christopher E. Olofson. Incorporated by reference and previously filed as Exhibit 10.5 to the Registrant's quarterly report on Form 10-Q/A with the Securities and Exchange Commission on August 15, 2014.

10.14	††	Executive Consulting Advisory Agreement, dated June 6, 2014, among Epiq Systems, Inc. and Christopher E. Olofson and is filed herewith. Incorporated by reference and previously filed as Exhibit 10.6 to the Registrant's quarterly report on Form 10-Q/A with the Securities and Exchange Commission on August 15, 2014.

10.15	††	Executive Employment Agreement, dated December 15, 2014 among Epiq Systems, Inc. and Tom W. Olofson. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K with the Securities and Exchange Commission on December 19, 2014.

Exhibit Number		Description
10.16	††	Executive Employment Agreement, dated December 15, 2014 among Epiq Systems, Inc. and Brad D. Scott. Incorporated by reference and previously filed as Exhibit 10.3 to the Registrant's current report on Form 8-K with the Securities and Exchange Commission on December 19, 2014.

10.17	††	Karin-Joyce Tjon Employment Offer letter, dated June 17, 2014 among Epiq Systems, Inc. and Karin-Joyce Tjon. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K with the Securities and Exchange Commission on June 20, 2014.

10.18	††	Amended and Restated Executive Employment Agreement, dated December 15, 2014 among Epiq Systems, Inc. and Karin-Joyce Tjon Sien Fat. Incorporated by reference and previously filed as Exhibit 10.2 to the Registrant's current report on Form 8-K with the Securities and Exchange Commission on December 19, 2014.

10.19		Second Amendment, dated January 26, 2015, to the Credit Agreement dated as of August 27, 2013 (as amended by that certain First Amendment to Credit Agreement dated as of March 26, 2014), among Epiq Systems, Inc., the domestic subsidiaries named therein as guarantors, the lenders party thereto, and KeyBank National Association as administrative agent. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2015.

10.20		Third Amendment, dated April 30, 2015, to the Existing Credit Facility dated as of August 27, 2013 (and amended by that certain First Amendment to Credit Agreement dated as of March 26, 2014, and that certain Second Amendment to Credit Agreement dated as of January 26, 2015), among Epiq Systems, Inc., the domestic subsidiaries named therein as guarantors, and KeyBank National Association as administrative agent and in its capacity as the initial incremental term lender as defined therein. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K with the Securities and Exchange Commission on May 4, 2015.

10.21	††	Epiq Systems, Inc. 2015 Inducement Award Plan. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015.

10.22	††	Form of Epiq Systems, Inc. Non-Qualified Inducement Stock Option Agreement. Incorporated by reference and previously filed as Exhibit 10.2 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on September 4, 2015.

10.23	††	Form of Epiq Systems, Inc. Inducement Restricted Stock Award Agreement. Incorporated by reference and previously filed as Exhibit 10.3 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on September 4, 2015.

21.1	*	List of Subsidiaries.

23.1	*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	*	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101		The following financial information from Epiq Systems, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013 (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, and (vi) the Notes to Consolidated Financial Statements.

*
Filed herewith.

**
Furnished herewith.

†
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Epiq Systems, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

††
Management contract or compensatory plan or arrangement.