Form 10-K/A
period 2015-12-31
EPIQ SYSTEMS INC
filed 2016-04-29
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

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

Explanatory Note

Epiq Systems, Inc. (the “Company” , “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2015 (the “Original Report”) to include Items 10, 11, 12, 13 and 14 of Part III to Form 10-K. No changes are being made to the Original Report. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report and it does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing.

The Report of the Compensation Committee on Executive Compensation included in this Amendment No. 1 on Form 10-K/A is not to be incorporated by reference into any other filings made with the Securities and Exchange Commission (the “SEC”) unless otherwise stated in those filings.

PART III

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is a description of the age, background and skills qualifications and attributes of our directors and executive officers.

Tom W. Olofson

Director since: 1988

Age: 74

Chief Executive Officer and Chairman of the Board

Experience. Mr. Olofson acquired the Company in July 1988 and has served continuously as the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Board”) of the Company since that time. In 1997, Mr. Olofson led the Company’s initial public offering, and the Company has been continuously listed on NASDAQ since February 1997. Prior to that, he held various management positions at Xerox Corporation and was a senior vice president and member of the Office of the President of Marion Laboratories, Inc. Mr. Olofson has also served as a director of, and advisor to, various private companies in which he has been an investor. In the past five years, Mr. Olofson has not served on the board of any other publicly traded company or any company registered as an investment company under the Investment Company Act of 1940, as amended. Mr. Olofson earned a BBA from the University of Pittsburgh and is currently an emeritus member of the Board of Visitors of the Katz Graduate School of Business at the University of Pittsburgh.

Specific Qualifications, Skills and Attributes. The Board believes that Mr. Olofson’s experience as a senior executive and his general executive management skills and financial acumen are exceedingly valuable to Epiq. He has transformed Epiq from a privately held small business in July 1988 to a publicly traded, global technology services leader. Mr. Olofson has extensive knowledge of all aspects of Epiq’s business, including its management and personnel, financials and operations. He also serves as the cultural leader of Epiq, responsible for guiding Epiq’s business values and senior management and other personnel at Epiq through his committed, ethical and accountable leadership.

James Byrnes

Director since: 2003

Age: 69

Independent

On February 8, 2016, Mr. Byrnes provided notice to Epiq that he would retire from the Board effective as of the date of Epiq’s 2016 Annual Meeting of Shareholders (the “Annual Meeting”).

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

Charles C. Connely, IV

Director since: 2012

Age: 68

Independent

On February 8, 2016, Mr. Connely provided notice to Epiq that he would retire from the Board effective as of the date of the Annual Meeting.

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

Age: 73

Independent

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

Douglas M. Gaston

Director since: 2014

Age: 64

Lead Independent Director (effective as of the Annual Meeting)

Experience. In 2014, Mr. Gaston retired as Regional Managing Partner for BKD, LLP, a national accounting and advisory firm where he had been a partner for close to 25 years. In the past five years, Mr. Gaston has not served on the board of any other publicly traded company or any company registered as an investment company under the Investment Company Act of 1940, as amended. Mr. Gaston holds a master’s degree in accounting from Kansas State University.

Specific Qualifications, Skills and Attributes. The Board believes that Mr. Gaston brings significant accounting and finance and management expertise to the Board. In 2016, Mr. Gaston received the distinction of Board Leadership Fellow from the National Association of Corporate Directors (“NACD”).

Paul N. Gorup

Director since: 2016

Age: 64

Independent

Experience. Mr. Gorup is the co-founder and former chief of innovation of Cerner Corporation, a leading provider of health information technologies. He played a critical role in the company’s formative years and in launching Cerner’s first widely available commercial solution. In 1987, Mr. Gorup left Cerner and co-founded Broadcast Data Systems (BDS). He returned to Cerner in 1999 and launched the company into new markets with data services and later analytics solutions for life sciences, biosurveillance technology and medical devices. In the past five years, Mr. Gorup has not served on the board of any other publicly traded company or any company registered as an investment company under the Investment Company Act of 1940, as amended. Mr. Gorup holds a master’s degree in business administration from the Tuck School of Business at Dartmouth College.

Specific Qualifications, Skills and Attributes. Mr. Gorup was appointed to the Board in 2016 upon recommendation of the Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”) after being brought to the attention of one of the Company’s independent directors and considered by the Nominating and Corporate Governance Committee. The Board believes that Mr. Gorup brings significant industry-specific experience as well as experience in the management and leadership of complex technology-oriented public organizations.

Joel Pelofsky

Director since: 2004

Age: 78

Independent

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

Age: 59

Independent

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

Specific Qualifications, Skills and Attributes. The Board believes that Mr. Robert brings extensive experience driving business development and expansion after working in the accounting and tax industry for over 30 years. In 2015, Mr. Robert received the distinction of Board Leadership Fellow from the NACD.

W. Bryan Satterlee

Director since: 1997

Age: 81

Lead Independent Director (up to the date of the Annual Meeting)

Experience. Mr. Satterlee has been a partner at NorthEast Ventures, a strategic consulting firm that specializes in business development services and financial evaluations of technology-based venture companies since 1989. Mr. Satterlee’s background includes ten years of management experience with IBM, as well as having been a founder of a computer leasing/software business, a telecommunications company, and a venture investment services business. In the past five years, Mr. Satterlee has not served on the board of any other publicly traded company or any company registered as an investment company under the Investment Company Act of 1940, as amended. Mr. Satterlee earned a BS degree from Lafayette College.

Specific Qualifications, Skills and Attributes. The Board believes that Mr. Satterlee brings significant executive leadership, financial, and technological expertise to the Board.

Brad D. Scott

Director since: 2015

Age: 62

President and Chief Operating Officer

Experience. Mr. Scott was appointed as President and Chief Operating Officer in May 2014. Prior to that, he served as the Executive Vice President, Co-Chief Operating Officer and Chief of Staff since January 2014 and prior to that, as an executive officer of Epiq since February 28, 2013. His previous position with Epiq was Senior Vice President, Chief Human Resources Officer. Mr. Scott was President of De Novo Legal, LLC prior to joining Epiq in December 2011 upon acquisition of that company. Prior to that, he served in various executive leadership roles at WilmerHale, LLP, Heller Ehrman, LLP and Weil, Gotshal and Manges, LLP and served as a strategic consultant and executive at IBM. In the past five years, Mr. Scott has not served on the board of any other publicly traded company or any company registered as an investment company under the Investment Company Act of 1940, as amended. Mr. Scott holds a BS degree in engineering from the United States Military Academy at West Point and an MS degree from the University of Illinois.

Specific Qualifications, Skills and Attributes. The Board believes that Mr. Scott brings significant experience in the management and leadership of complex organizations and skills in risk management, business development and strategic planning to the Board.

Michael Suchsland

Director since: 2016

Age: 56

Independent

Experience. Mr. Suchsland is the former president of the legal business segment of Thomson Reuters. Mr. Suchsland served in that capacity from 2012 to 2014. Prior to that, he was senior vice president, then president, of Thomson Reuters’ corporate/government/academic business. Mr. Suchsland founded Joplin Consulting in 2014, a boutique consulting firm serving private equity firms and companies in information, software, and services. In the past five years, Mr. Suchsland has not served on the board of any other publicly traded company or any company registered as an investment company under the Investment Company Act of 1940, as amended. He holds a master’s degree in business administration from Northwestern University.

Specific Qualifications, Skills and Attributes. Mr. Suchsland was appointed to the Board in 2016 upon recommendation of the Nominating and Corporate Governance Committee after being brought to the attention of the Company and considered by the Nominating and Corporate Governance Committee. The Board believes that Mr. Suchsland brings critical expertise in legal technology and strategic direction as well as industry-specific experience in the management and leadership of complex, technology-oriented organizations.

Karin-Joyce Tjon

Age: 54

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

Jayne L. Rothman

Age: 46

Executive Senior Vice President, General Counsel and Secretary

Experience. Ms. Rothman has served as Epiq’s senior legal advisor since 2006. Ms. Rothman is responsible for the legal affairs of Epiq worldwide. Prior to joining Epiq, Ms. Rothman worked at the law firm Weil Gotshal & Manges LLP representing corporate and bankruptcy clients. Prior to that, Ms. Rothman worked at Dewey Ballantine LLP on several major Chapter 11 cases. Ms. Rothman holds a juris doctor degree from New York Law School and is a member of the New York and California bars. She is admitted to practice before the United States District Courts for the Eastern and Southern Districts of New York.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify any director, officer or 10% or greater beneficial owner of common stock who failed to timely file a report with the SEC required under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to ownership and changes in ownership of our common stock. The required reports consist of initial statements on Form 3, statements of changes on Form 4 and annual statements on Form 5 (if applicable). Based solely upon a review of reports filed under Section 16(a) of the Exchange Act and certain written representations of directors and officers of Epiq, we are not aware of any director, officer or beneficial owner of more than 10% of our common stock who failed to file on a timely basis any report required by Section 16(a) of the Exchange Act for calendar year 2015.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics is reviewed periodically by the Nominating and Corporate Governance Committee and the Board; most recently in February 2016. Our Code of Business Conduct and Ethics applies to all of our officers, directors and associates, and specifically our principal executive officer, president, principal financial officer and principal accounting officer. Shareholders may access a copy of our Code of Business Conduct and Ethics in the Investors section of our Internet website at www.epiqsystems.com. We will promptly disclose any waivers of our Code of Business Conduct and Ethics involving our directors or executive officers. We intend to satisfy any disclosure requirements regarding any amendment or waiver of our Code of Business Conduct and Ethics by posting the information on our Internet website at http://www.epiqsystems.com and in our public filings with the SEC as legally required.

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

The Nominating and Corporate Governance Committee may engage third-party search firms to identify potential director nominees. Messrs. Gorup and Suchsland were recruited to our Board following the consideration and recommendation of their candidacies by the Nominating and Corporate Governance Committee after initially being brought to the attention of the Company including through one of the Company’s independent directors.

Audit Committee

The Audit Committee of the Board (the “Audit Committee”) is responsible for overseeing management’s financial reporting practices and internal controls. The Audit Committee will act in a manner intended to fulfill its responsibility to the shareholders, potential shareholders, and investment community relating to corporate accounting and reporting practices of Epiq, and to fulfill its duty to assess the quality and integrity of the financial reports of Epiq. In so doing, it is the responsibility of the Audit Committee to maintain free and open means of communication among the directors, the independent auditor, the internal auditors (if any) and the financial management of Epiq.

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

Each year Epiq evaluates the performance of Epiq’s independent registered public accounting firm and considers whether it is in the best interests of Epiq and its shareholders to engage the firm for another year. As part of its evaluation, the Audit Committee considers the qualifications of the persons who will be staffed on Epiq’s engagement, including the lead partner, quality of work, audit assurance services, Public Company Accounting Oversight Board inspections, firm reputation, independence, fees, retail experience, and understanding of Epiq’s financial reporting processes, policies, and procedures. The Audit Committee solicits feedback from management as part of its evaluation process.

The Board has affirmatively determined that (1) each of the Audit Committee members meets the definition of “independent director” for purposes of serving on the Audit Committee under both Rule 10A-3 of the Exchange Act, and the NASDAQ rules, and (2) Mr. Robert qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K. The SEC has determined that the audit committee financial expert designation does not impose on the person with that designation any duties, obligations or liability that are greater than the duties, obligations or liabilities imposed on such person as a member of the Audit Committee of the Board in the absence of such designation.

The Audit Committee acts under a written charter that was adopted by the Board and is amended as necessary to conform to the regulatory initiatives of the SEC and NASDAQ. The Audit Committee charter can be found on Epiq’s corporate website at www.epiqsystems.com. The Audit Committee conducts a formal self-evaluation each year that is led by its Chairman and generally includes a review of the committee charter, the committee’s activities during the calendar year relative to the annual agenda and the committee’s overall effectiveness.

Our separately designated standing Audit Committee was established in accordance with all applicable rules of the SEC, including Section 3(a)(58)(A) of the Exchange Act.

ITEM 11.	Executive Compensation

Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis (the “CD&A”) describes the principles, objectives, and features of our executive compensation program, which is generally applicable to each of our senior officers. However, this CD&A focuses primarily on the program as applied to our named executive officers (“NEOs”). For 2015, our NEOs were:

Name	Position
Tom W. Olofson	Chairman and Chief Executive Officer
Brad D. Scott	President and Chief Operating Officer and Director; former Executive Vice President and Co-Chief Operating Officer and Chief of Staff
Karin-Joyce Tjon	Executive Vice President and Chief Financial Officer

Overview of Fiscal 2015 Business Results and Changes in Board Leadership and Membership

Epiq is a leading provider of professional services and integrated technology for the legal profession. Epiq combines expert services, proprietary and select third-party software, and a global infrastructure to serve its clients as a strategic partner. Epiq’s innovative solutions and professional services are designed for a variety of client legal matters, including litigation, investigations, financial transactions and regulatory compliance as well as the administration of corporate restructuring and bankruptcies, class action and mass tort proceedings, federal regulatory actions and data breach responses. Key business results and activities during 2015 included:

•	Achievement of operating revenue of $505.9 million, a 14% increase from 2014, and Adjusted EPS of $0.86, an 8% increase from 2014. In 2015, operating revenues and Adjusted EPS were used to measure our NEOs performance for purposes of short-term incentive awards. See “—What We Pay and Why: Elements of Compensation—Short-Term Performance-Based Incentive Awards.”

•	Achievement of Adjusted EBITDA of $108.4 million in 2015, a 12% increase from 2014. For 2015, Adjusted EBITDA was used to measure our NEOs’ performance for purposes of long-term incentive awards. See “—What We Pay and Why: Elements of Compensation—Long-Term Performance-Based Equity Incentive Awards.”

•	Payment of quarterly cash dividends in an aggregate amount equal to $0.36 per share.

•	Expansion of international operations into Germany, Poland and India and expansion of managed services and Relativity® products and services offerings to Hong Kong.

During 2015, we made the following key changes in Board leadership positions and Board membership:

•	Appointment of new independent directors Kevin L. Robert and Douglas M. Gaston as chairs of the Audit Committee and Compensation Committee of the Board (the “Compensation Committee”), respectively.

•	Selection of Douglas M. Gaston to succeed W. Bryan Satterlee as lead independent director, effective as of the Annual Meeting.

•	Establishment of a Risk Committee of the Board, chaired by independent director Joel Pelofsky.

•	Search for new independent directors, culminating in the appointments of Paul N. Gorup and Michael Suchsland to the Board effective March 2, 2016.

In addition, in October 2015, the Compensation Committee engaged Meridian Compensation Partners, LLC (“Meridian”) to be its independent compensation consultant. Based on feedback from shareholder outreach program initiated in 2015 and input from Meridian, the Compensation Committee approved new short- and long-term executive compensation programs for 2016 for our executive officers and made other improvements to Epiq’s executive compensation program. The new programs and improvements are discussed below.

Improvements to Executive Compensation Program as a Result of Shareholder Engagement

At our 2015 annual meeting of shareholders, we held a shareholder advisory vote on executive compensation, which was approved by a majority of our shareholders. Epiq regularly engages with its shareholders and shares their feedback with the Compensation Committee. In 2015, as in prior years, the Compensation Committee asked management to seek shareholder input on our executive compensation program. Prior to our 2015 annual meeting of shareholders, management contacted our top 25 shareholders. Eight of these shareholders responded and provided constructive feedback. Following our 2015 annual meeting of shareholders, management commissioned an investor perception study, which included questions related to our executive compensation program. The perception study was conducted by our independent investor relations consultant, Catalyst Global. We invited 25 of our largest shareholders to participate in the study and provide feedback. Seven of such shareholders participated. The pre-annual meeting and post-annual meeting outreach resulted in feedback from a total of 15 shareholders that collectively beneficially owned approximately 48 percent of our shares of common stock outstanding.

The Compensation Committee carefully considered the feedback received from Epiq’s shareholders and, in consultation with Meridian, made modifications to the design of our executive compensation program for 2016 to continue to modernize it in a way that is most responsive to the most prevalent comments of our shareholders. The Compensation Committee did a similar exercise in 2014 that also resulted in positive changes and, together with the changes made in 2016, have resulted in a modern executive compensation program that advances shareholder interests. Below is a summary of the key improvements made to our executive compensation program based on comments from our shareholders.

Improvements to Executive Compensation Program in 2015

Following are the key improvements to our executive compensation program made in 2015:

•	Adopted multi-year vesting period for restricted stock awards.

Commencing in 2015, we granted to our NEOs performance-based restricted stock awards that vest over a three-year period (we previously used a one-year vesting period). The total number of awards that vest is based on achieved performance against pre-determined performance measures over the first year of vesting. Generally, an NEO must be continuously employed through the entire three-year vesting period to be eligible to receive payment of the award. Moving from a one-year to a three-year vesting schedule enhances the retentive value of performance-based restricted stock awards and better aligns NEOs with the interests of shareholders by incentivizing NEOs to enhance long-term shareholder value and attain key operational goals.

•	Adopted director and executive stock ownership guidelines.

Effective February 2015, our executive officers and non-employee directors are required to hold stock equivalent in value to five times annual base salary in the case of our Chief Executive Officer, three times annual base salary in the case of our other executive officers, and three times annual cash retainer in the case of our non-employee directors. We believe the stock ownership guidelines build commonality of interest between management and shareholders and encourage executives to think and act like owners.

•	Included disclosure of clawback policy.

In our 2015 proxy statement as well as in this Amendment and in this year’s proxy statement, we are, and will be, as applicable, disclosing the existence of our clawback policy, which we further revised in 2016 as described below.

•	Included additional peer companies.

In February 2015, with the assistance of our then-independent compensation consultant, Exequity, LLP (“Exequity”), we modified our peer group of companies to remove one company and add two companies to the peer group. In November 2015, we again reviewed the peer group with the assistance of our new independent compensation consultant, Meridian, focusing on the key functions of the peer group (pay comparisons, compensation structure and design and performance comparisons). Based on this review, we removed one company from and added seven companies to our peer group, resulting in a peer group of 18 companies for 2016, which is consistent with general market practice.

Further Improvements to Executive Compensation Program in 2016

Building on the improvements made in 2015 and in response to shareholder feedback, the following are additional key improvements to our executive compensation program made in 2016:

•	Approved individualized threshold, target and maximum levels for short-term annual incentive awards for executive officers based on achievement of two performance measures that each weigh 50%.

Before 2016, executive officers received short-term annual incentive awards based on whether Epiq achieved threshold, target or maximum performance levels for two financial measures (operating revenue and Adjusted EPS). The Compensation Committee created two general pools to fund the awards for each respective measure. Upon achievement of the financial measures, the Compensation Committee allocated the awards among individual executive officers from the two general pools at its discretion, taking into account various factors, including the executive’s level of authority and responsibility within Epiq. Because individual awards were not determined until certification by the Compensation Committee that the measures had been met, the proportion of the awards that would be awarded to each executive officer could not be determined in advance.

In 2016, the Compensation Committee adopted a new short-term annual incentive program. Under the new program, the Compensation Committee approves a single, individualized target short-term incentive award for each executive officer at the beginning of the year. Fifty percent of the award is based on achievement of one financial measure, and fifty percent of the award is based on achievement of the other measure. The executive receives the full target short-term award if Epiq achieves target levels for both financial measures. If Epiq achieves only the threshold levels for both measures, the executive receives 67% of the target short-term award. If Epiq achieves the maximum levels for both measures, the executive receives 167% of the short-term award. If Epiq does not achieve the threshold levels for either measure, the executive does not receive a payout. If Epiq achieves different levels for each measure, fifty percent of the award is determined by achievement of one measure and fifty percent is determined based upon achievement of the other measure. The payout curve is aggressive. Significant improvement in performance is required in order for higher payout levels to be achieved. Under this new program, each individual executive officer’s payment for each performance level can be determined in advance.

The table below presents the payout curve for short-term annual incentive awards approved by the Compensation Committee for 2016:

Performance Measures for Short-Term Annual Incentive Awards	Operating Revenue for 2016	Adjusted EPS for 2016
Weighting	50%	50%
Payout Curve (percentage of target—sliding scale)
Threshold (Low)	$500 million/67%	$0.86/67%
Target (Medium)	$530 million/100%	$0.90/100%
Maximum (High)	$560 million/167%	$0.96/167%

The table below presents the individualized target short-term annual incentive awards approved by the Compensation Committee for each of our NEOs for 2016:

Name	Title	Target Bonus (at 100% on the Payout Curve)
Tom W. Olofson	Chief Executive Officer	$1,462,500
Brad D. Scott	President and Chief Operating Officer	$1,275,000
Karin-Joyce Tjon	Executive Vice President and Chief Financial Officer	$600,000

•	Approved individualized target value of long-term incentive awards and modified payment mix.

Before 2016, long-term incentive awards were granted to our executive officers solely in the form of performance-based restricted stock (as described on page 20 of this Amendment). In 2016, the Compensation Committee granted to our executive officers a combination of time-based and performance-based restricted stock. Each executive officer’s individualized target value of long-term incentive awards was allocated one-third to time-based restricted stock and two-thirds to performance-based restricted stock awards as described below. The mix of time-based and performance-based vesting awards retains the incentives inherent in performance-driven compensation while also placing an emphasis on retention value. Issuance of the 2016 shares of time-vesting restricted stock is contingent on shareholder approval of the amendment and restatement of the Equity Incentive Plan we intend to submit for approval at the Annual Meeting. If approval is not obtained, the time-vesting restricted stock awards will be paid in cash in an amount equal to the number of shares of restricted stock granted to the executive multiplied by the price per share of our common stock on the applicable vesting date.

•	Approved individualized threshold, target and maximum levels for long-term performance-based restricted stock awards for executive officers based on achievement of two performance measures that each weigh 50% and that must be met in a two-year performance period.

Before 2016, executive officers earned long-term incentive awards based on whether Epiq achieved a target goal for either of two financial measures (Adjusted EBITDA or cash flows from operations) within a one-year performance period. Long-term awards were earned upon achievement of the target goal for one measure even if the other measure had not been met. The Compensation Committee then allocated the awards among individual executive officers at its discretion, taking into account various factors, including the executive’s level of authority and responsibility within Epiq. Because individual awards were not determined until certification by the Compensation Committee that one of the measures had been met, the proportion of the awards that would be awarded to each officer could not be determined in advance.

In 2016, the Compensation Committee approved a single, individualized target performance-based restricted stock award for each executive officer. Fifty percent of the award is based on achievement of the Adjusted EBITDA measure over a two-year performance period, and fifty percent of the award is based on achievement of the cash flows from operations measure over the same two-year period. Each executive receives the full target performance-based award if Epiq achieves target levels for both financial measures. If Epiq achieves only the threshold levels for both measures, the executive receives 67% of the target award. If Epiq achieves the maximum levels for both measures, the executive receives 167% of the target award. If Epiq does not achieve the threshold levels for either measure, the executive does not receive a payout. If Epiq achieves different levels for each measure, fifty percent of the award is determined by achievement of one measure and fifty percent is determined based upon achievement of the other measure. The payout curve is aggressive. Significant improvement in performance is required in order for higher payout levels to be achieved. Under this new program, each individual executive officer’s payment for each performance level can be determined in advance.

The table below presents the payout curve for long-term performance-based restricted stock awards approved by the Compensation Committee for 2016:

Performance Measures for Performance-Based Long-Term Incentive Awards	Cumulative Adjusted EBITDA for Years 2016 and 2017	Cumulative Cash Flows From Operations for Years 2016 and 2017
Weighting	50%	50%
Payout Curve (percentage of target—sliding scale)
Threshold (Low)	$220 million (3% CAGR)/67%	$140 million/67%
Target (Medium)	$232.5 million (5% CAGR)/100%	$155 million/100%
Maximum (High)	$245 million (8.5% CAGR)/167%	$165 million/167%

The table below presents the individualized target value of performance-based restricted stock awards approved by the Compensation Committee for each of our NEOs for 2016:

Name	Title	Target Value of Performance-Based Restricted Stock Awards as of January 28, 2016	Target Number of Shares of Performance-Based Restricted Stock Awards as of January 28, 2016
Tom W. Olofson	Chief Executive Officer	$1,560,000	132,765
Brad D. Scott	President and Chief Operating Officer	$1,246,667	106,099
Karin-Joyce Tjon	Executive Vice President and Chief Financial Officer	$400,000	34,042

The number of shares issued to each NEO at the conclusion of the two-year performance period will be equal to the NEO’s target number of performance-based restricted stock awards (as set forth in the above table) multiplied by the payout curve percentage achieved (as described above). Issuance of these 2016 shares is contingent on shareholder approval of the amendment and restatement of the Equity Incentive Plan we intend to submit for approval at the Annual Meeting. If approval is not obtained, the awards will be paid in cash in an amount equal to the number of shares of performance-based restricted stock that would have been earned in accordance with the foregoing multiplied by the price per share of our common stock on the applicable vesting date.

•	Modified our peer group to include companies with revenues closer to Epiq’s.

Effective 2016, our peer group includes 18 companies. These companies had median revenues $894.0 million for the four quarters ending September 30, 2015. For information regarding Epiq’s peer group, see “—How We Determine Executive Compensation—The Role of Peer Companies and Benchmarking.”

•	Adopted revised standalone clawback policy applicable to former and current executive officers.

Before 2016, our clawback policy applied only to our Chief Executive Officer and Chief Financial Officer. Our current revised and standalone clawback policy, extends to all executive officers and allows us to recapture any cash or bonus incentive compensation paid to former or current executive officers in the event of a restatement of our financial statements due to fraud or intentional misconduct of such officers, which discourages inappropriate risk-taking behavior. In addition, the amendment and restatement of the Epiq Systems, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) we intend to submit for approval at the Annual Meeting will include a clawback provision with respect to awards granted under the Equity Incentive Plan that further reinforces the purpose of our clawback policy to discourage excessive risk taking.

•	Engaged Meridian as independent compensation consultant.

Meridian has worked with the Compensation Committee to modernize our executive compensation program. For 2016, our executive’s compensation package includes the feedback and insights of Meridian.

Executive Compensation Objectives and Practices

The core objectives that serve as the foundation for our compensation program are:

Program Objective	Achievement of Objective
Pay for Performance

•      A significant portion of our executives’ pay is not guaranteed and is tied to business performance.

•       A majority of NEO pay opportunity is variable (delivered through the combination of short-term and long-term incentive awards) where the value is linked to achievement of Company financial performance measures.

•       Our performance measures are based on budget and are challenging, yet achievable. For information regarding Epiq’s 2015 performance measures and their effect on 2015 pay, see “—What We Pay and Why: Elements of Compensation.”

Pay Competitively

•       Our executive compensation program is designed to enable us to compete effectively for the executive talent we need to be able to successfully execute our strategic plans.

•       Executives are rewarded when Company performance measures are met or exceeded.

Pay Responsibly—Shareholder Alignment

•       Each of our NEOs is subject to stock ownership requirements. Short-term incentive compensation is typically awarded in stock and as a result of the stock ownership requirements, our NEOs are required to hold such stock to meet required holdings.

•       Restricted stock awards vest in three years and only if the executive continues to be employed by us.

Pay Responsibly—Discourage Excessive Risk Taking

•       Our long-term incentives discourage executives from maximizing short-term performance at the expense of long-term performance.

•       Our short-term incentive plan has performance measures based on operating revenue or Adjusted EPS and our long-term incentive plan has performance measures based on Adjusted EBITDA and operating cash flows. This balanced approach in setting financial performance measures incentivizes our NEOs to focus on profitable growth and enhancement of shareholder value without engaging in undue risk taking.

•       Our NEOs are subject to policies prohibiting hedging and other speculative activity.

•       Our executive officers are subject to a clawback policy.

Current Best Practices Employed by Epiq

We have implemented the following principal compensation policies and practices to ensure that our executive compensation program achieves our objectives consistent with sound corporate governance:

What We DO:	What We DON’T DO:

☑    Pay for Performance

☑    Performance-Based Equity Awards over Two-Year Performance Period

☑    Set Challenging Performance Targets

☑    Stock Ownership Guidelines

☑    Annual Advisory Vote on Executive Compensation

☑    Clawback Policy

☑    Independent Compensation Consultant

☒    No Payment of Dividends on Restricted Stock Until Fully Vested Subject to Performance- Based Goals Being Met

☒    No Guaranteed Bonuses

☒    No Repricing of Underwater Stock Options

☒    No Excessive Retirement Benefits

☒    No Hedging Transactions

☒    No Pension Plans or Other Post-Employment Defined Benefit Plans

How We Determine Executive Compensation

Determining Compensation for the Chief Executive Officer

Each year, the Compensation Committee determines and approves the compensation for our Chief Executive Officer. The Compensation Committee takes into account multiple factors when determining Mr. Olofson’s compensation including: our compensation philosophy and objectives, our business strategy, Mr. Olofson’s existing compensation and individual performance, competitive market pay levels and mix of pay, Epiq’s performance and competitor and industry performance. Mr. Olofson does not participate in any deliberations with regard to his own compensation.

Mr. Olofson’s experience, talents, and track record make him a recognized industry leader and have played an important part in our success. Mr. Olofson transformed the Company from a privately held small business in 1988 to a publicly-traded, global technology services leader. In 2015, Mr. Olofson led Epiq’s achievement of record operating revenue and Adjusted EBITDA, expansion of client base and eDiscovery managed services capabilities through the acquisition of Iris Data Services, Inc., expansion of international eDiscovery operations with the launch of Epiq’s first full-service eDiscovery office in continental Europe in Frankfurt, Germany, expansion of international operations in Poland, India and China, and expansion of Epiq’s data breach response group, which resulted in significant client retention.

The Compensation Committee believes the most significant portion of Mr. Olofson’s earnings opportunity should reside in the performance-based components of his compensation package. Base salary represents a small portion of Mr. Olofson’s 2015 compensation and is the only component of his total direct compensation (i.e., base, bonus and long-term incentive) that is not tied to performance. Epiq rewards achievement of specific target goals that improve the Company’s financial performance. For 2014 and 2015 performance, the Compensation Committee awarded Mr. Olofson a bonus in common stock in lieu of a cash bonus in order to further align Mr. Olofson’s interests with shareholders. The charts below illustrate the composition of Mr. Olofson’s total direct compensation for 2013, 2014 and 2015.

Determining Compensation for Other NEOs

Each year, the Compensation Committee determines and approves the compensation for each NEO, in addition to the Chief Executive Officer, that is consistent with our compensation philosophy and objectives. The Chief Executive Officer annually reviews the performance of each NEO (other than himself). Following the performance reviews, the Chief Executive Officer presents compensation recommendations to the Compensation Committee for consideration. The recommendations are based on individual performance, compensation data compiled from independent third-party executive compensation surveys and publicly available data from our peer group companies, all of which is summarized and shared with the Compensation Committee. The Compensation Committee considers the recommendations from the Chief Executive Officer in its sole and final determination of the compensation for each of our NEOs (other than himself).

As with our Chief Executive Officer, performance-based compensation represents the largest portion of our NEOs’ total direct compensation. Base salary represents a small portion of 2015 total direct compensation and is the only component of their total compensation that is not tied to performance. For 2015 performance, the Compensation Committee awarded our NEOs a bonus in common stock in lieu of a cash bonus in order to further align their interests with shareholders. The charts below illustrate the composition of our NEO’s (other than our Chief Executive Officer) total direct compensation for 2013, 2014 and 2015. The chart for 2013 includes certain former executive officers and the charts for 2013 and 2014 do not include Ms. Tjon, our Chief Financial Officer, who joined the Company in July 2014.

The Role of Peer Companies and Benchmarking

How The Peer Group is Determined: The Compensation Committee selects our peer group companies used to benchmark NEO compensation based on each companies’ operational and financial similarities to Epiq, taking into account the following factors: business focus, service areas, products and services, competition for executive talent and revenues. The size of the group has been established so as to provide sufficient market data across the range of senior positions at Epiq. The Compensation Committee annually evaluates whether companies should be added to or removed from our peer group companies.

For fiscal 2014 and 2015, our peer group consisted of the following professional service firms focused on technology-based solutions: DST Systems, Inc., Henry (Jack) & Associates, FTI Consulting, Inc., Huron Consulting Group, Inc., Navigant Consulting Inc., MAXIMUS, Inc., Bottomline Technologies (DE) Inc., Computer Task Group Inc., CIBER, ACI Worldwide, Euronet Worldwide, Fair Isaac Corp., and CoreLogic, Inc.

Based on its year-end review of the 2015 peer group and input from Meridian, the Compensation Committee modified the peer group by removing DST Systems, Inc. and adding EPlus, Inc., ICF International Inc., Tyler Technologies Inc., Perficient Inc., Interactive Intelligence Group, NIC Inc., and RPX Corp. DST Systems was removed due to its revenue size relative to Epiq and the other companies were added to the peer group based on the above discussed criteria. The reconstituted peer group was used to benchmark compensation for 2016 pay decisions.

In addition, the Compensation Committee considers, but does not use for benchmarking purposes, compensation information concerning private companies and subsidiaries of larger public companies gleaned as part of past executive recruiting activities. These companies and divisions are either direct competitors or are companies from which we have recruited or sought to recruit senior executives in the past because these companies offer services.

How The Peer Group is Used: The Compensation Committee reviews both compensation and performance at peer companies to inform its decision-making process so it can set total compensation levels that it believes are consistent with our compensation objectives to pay for performance and pay competitively. The Compensation Committee does not strictly set compensation at a given level relative to its peers (e.g., median). However, the Compensation Committee uses information about its peer group to ensure that the objectives of the Company’s compensation program are maintained and applies quantitative tests relative to our peer group, as the ones described under “—How We Determine Executive Compensation—Determining Compensation for the Chief Executive Officer.” The pay positioning of individual executives varies based on their competencies, skills, experience, and performance, as well as internal alignment and pay relationships. Actual total compensation earned is based on Company performance results during the performance period and, in the case of long-term compensation, based on share performance during the applicable performance period.

The Role of the Compensation Committee’s Compensation Consultant

The Compensation Committee retains an independent executive compensation consultant to advise on executive compensation matters and provide perspectives on market trends that may impact decisions the Compensation Committee makes about our executive compensation program and practices. The Compensation Committee had previously engaged Exequity as its independent compensation consultant for 2015. In the fall of 2015, the Compensation Committee replaced Exequity with its new compensation consultant, Meridian. In late 2015, Meridian began working with the Compensation Committee to analyze the results from our shareholder outreach program and to assist the Compensation Committee in redesigning certain elements of Epiq’s 2016 executive compensation program in response shareholder input.

The Compensation Committee determined that the work of Exequity and Meridian did not raise any conflicts of interest. In making this assessment, the Compensation Committee considered the independence factors enumerated in new Rule 10C-1(b) under the Exchange Act, including the fact that neither Exequity nor Meridian provided any other services to Epiq, the level of fees received from Epiq as a percentage of Exequity’s or Meridian’s total revenue, policies and procedures employed by Exequity and Meridian to prevent conflicts of interest, and whether the individual Exequity or Meridian advisers to the Compensation Committee own any of Epiq’s stock or have any business or personal relationships with members of the Compensation Committee or our executive officers.

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

The design of our compensation mix is established to encourage our NEOs to achieve annual performance results and to drive our strategy and build long-term shareholder value. The purpose of each of these compensation elements is summarized in the following table and described in more detail below.

Compensation Component	Designed to Reward	Relationship to Compensation Objective	2015 Actions/Results
Base Salary	Scope of responsibilities, experience, industry knowledge.	Provides predictable amount of fixed income as short-term compensation.	Base salaries of our NEOs were unchanged for 2015.

Short-term Performance-Based Incentive Awards	Achievement of financial measures that represent strategic components of Company performance.	Focuses executives on our financial goals and objectives for the year and motivates them to achieve or exceed annual financial performance measures.	For 2015, short-term performance measures were: Operating revenue
			Threshold	$450 million
			Target	$480 million
			Maximum	$510 million
			Actual	$506 million
and Adjusted EPS
			Threshold	$0.85
			Target	$0.95
			Maximum	$1.05
			Actual	$0.86

Due to achievement of the target payout for operating revenue and threshold payout for Adjusted EPS, the Compensation Committee awarded our NEOs a bonus in common stock in lieu of a cash bonus for 2015 performance in order to further align their interests with shareholders.

Long-term Performance-Based Equity Incentive Awards	Achievement of financial measures that represent strategic components of the business aimed at increasing long-term shareholder return and value.	Motivates executives to align their interests with shareholders to increase overall shareholder value and retains executives in an increasingly competitive market for talent.	For 2015, long-term performance measures were: Adjusted EBITDA
			Target Goal	$100.0 million
			Actual	$108.4 million
or
Cash Flows from Operating Activities
			Target Goal	$75.0 million
			Actual	$81.3 million

Due to achievement of the target payout for Adjusted EBITDA, the Compensation Committee awarded our NEOs shares of restricted stock with one third of the awarded shares vesting on February 22, 2016 and the remaining two-thirds vesting one-third each on the anniversary of the certification for the next two years.

Base Salary

On an annual basis, the Compensation Committee is responsible for establishing the base salary of our NEOs. Base salary is set primarily upon an assessment of market requirements for similarly positioned executives and the responsibilities of the executives, as well as the base salary of each executive relative to the other executive officers. In addition, the Compensation Committee considers information learned in recruiting new executives to Epiq and shareholder feedback, including the results of the prior year say-on-pay vote. For fiscal year 2015, the Compensation Committee did not increase base salaries.

Short-Term Performance-Based Incentive Awards

The Compensation Committee set 2015 performance objectives with annual threshold, target and maximum levels for each of the following financial measures: operating revenue and Adjusted EPS. For the year ended December 31, 2015, these measures were calculated as follows:

•	Operating revenue is total revenue before reimbursable expenses.

•	Adjusted EPS is calculated as net income adjusted for amortization of acquisition intangibles, share-based compensation expense, intangible asset impairment expense, acquisition and related expense, one-time technology expense, loan fee amortization and write-off, litigation recovery and expense, timing of recognition of expense, reorganization expense, gain or loss on disposition of assets, strategic and financial review expense and the effect of tax adjustments that are outside of Epiq’s anticipated effective tax rate, all net of tax and on a fully diluted per share basis.

These measures are regularly used by our NEOs to manage and evaluate the business and make operating decisions and are the financial measures consistently communicated to investors during quarterly earnings conference calls. We believe these financial metrics best measure our year-over-year revenue growth objectives and the delivery of current earnings to shareholders relative to our operating budget for a specific fiscal year. We used these varied measures for the annual performance-bonus plan to align our NEOs’ interest with our business goals. Further, the use of these performance measures incentivized our NEOs to grow the business in a balanced manner taking into consideration these interrelated performance measures.

The following table sets forth the threshold, target and maximum levels of our short-term incentive award measures for 2015, potential general payout pools and actual performance.

Performance Measures		Threshold	Target	Maximum	Actual Performance	Actual Compensation Awarded to all NEOs as a group
Operating Revenue	Guidelines	$450.0 million	$480.0 million	$510.0 million
	Potential Payout Pool	$1.25 million	$2.125 million	$3.0 million
	Actual				$506.0 million	$2.125 million

and
Adjusted EPS	Guidelines	$0.85	$0.95	$1.05
	Potential Payout Pool	$1.25 million	$2.125 million	$3.0 million
	Actual				$0.86	$1.25 million

Our short-term incentive awards are paid in cash and/or stock. Based upon the achievement of financial performance measures in 2015, the Compensation Committee awarded our NEOs a bonus in common stock in lieu of a cash bonus related to 2015 performance to further align their interests with shareholders. As presented in the table above, short-term awards were distributed from two general pools approved by the Compensation Committee to fund the awards. The sizes of the general pools varied depending on whether Epiq achieved the threshold, target or maximum level with respect to each financial measure. The Compensation Committee allocated short-term awards among individual executive officers from the target operating revenue pool

($2,125,000) and threshold Adjusted EPS pool ($1,250,000). The Compensation Committee allocated the awards consistent with prior practice, taking into account various factors, including the NEOs level of authority and responsibility within Epiq. Pursuant to Ms. Tjon’s offer letter, her short-term incentive award was limited to $600,000 and therefore, her award represented 17.8% of the total pool. The remaining portion of the pools was then distributed between Messrs. Olofson and Scott. Mr. Olofson’s award represented 45.2% of the pools and Mr. Scott’s award representing 37% of the pools. This allocation of the pools resulted in the payment of a 2015 short-term incentive award to Messrs. Olofson and Scott of $1,526,243 and $1,248,743, respectively, and Ms. Tjon of $599,990.

Long-Term Performance-Based Equity Incentive Awards

Equity-based compensation is a critical component of the overall compensation of our NEOs. The Compensation Committee is the administrator of our equity incentive plans and determines the type, number of shares, terms and timing of awards to our NEOs. The Compensation Committee primarily uses equity awards to provide continuing incentives that will keep our NEOs engaged and aligned with the shareholder interest. The Compensation Committee generally, but not specifically, considers corporate performance, stock price and individual responsibilities and performance to determine awards. Until 2014, equity awards vested within one year of grant. Since 2015, awards for our NEOs vest within three years of the grant. We believe that the three-year vesting schedule better aligns with the interests of shareholders and long-term investors because it provides retention value and focuses our NEOs on attainment of longer-term performance.

The performance stock-based awards utilize performance measures based on operating cash flows and Adjusted EBITDA. For the year ended December 31, 2015, these measures were calculated as follows:

•	Operating cash flows is calculated in accordance with U.S. GAAP.

•	Adjusted EBITDA is calculated as net income adjusted for depreciation and amortization, share-based compensation expense, intangible asset impairment expense, acquisition and related expense, one-time technology expense, net expense related to financing, litigation recovery and expense, timing of recognition of expense, reorganization expense, gain or loss on disposition of assets, strategic and financial review expense, and provision for income taxes.

In 2015, our performance-based equity incentive compensation required the achievement of these performance measures at levels which provided growth versus the prior year of at least 8% with respect to our operating cash flows or 3% with respect to our Adjusted EBITDA in order for the performance-based equity incentive awards to vest. These measures are regularly used by our NEOs to manage and evaluate the business and make operating decisions and are the financial measures consistently communicated to investors during quarterly earnings conference calls. These are financial measures that are commonly used by investors to gauge the Company’s enterprise value in the form of fair value per share and also are key measures in determining our ability to generate positive cash flows to fund working capital, fund strategic capital investments, service our indebtedness, support the incurrence of incremental debt for acquisitions and return capital to investors in the form of regular quarterly cash dividends and periodic stock repurchases. We used these varied measures for long-term performance awards to align our NEOs’ interest with our long-term business goals. Further, the use of these performance measures incentivizes our NEOs to grow the business in a balanced manner taking into account these interrelated performance measures.

The following table sets forth our target levels for long-term performance measures for 2015, potential compensation opportunity and actual performance.

Performance Measure	Target Level	Actual Performance	Potential Compensation Opportunity	Actual Compensation Awarded
Adjusted EBITDA or	$100.0 million	$108.4 million	0—320,000 shares of performance- based restricted stock awards	320,000 shares of performance based restricted stock awards were earned based on the achievement of the Adjusted EBITDA performance measure.
Operating Cash Flows	$75.0 million	$81.3 million

Under the Equity Incentive Plan, we are able to grant stock, stock options and performance-based stock awards, which are contingent upon continued employment through the vesting date. As presented in the table above, in 2015, long-term performance-based awards were distributed from a general pool of 320,000 shares of performance-based restricted stock approved by the Compensation Committee to fund the awards. The Compensation Committee allocated the awards consistent with prior practice, taking into account various factors, including the NEOs’ level of authority and responsibility within Epiq. Pursuant to Ms. Tjon’s offer letter, her performance-based long-term incentive award was limited to 50,000 shares of restricted stock and therefore, her award represented 15.6% of the total pool. The remaining portion of the pool was then distributed between Messrs. Olofson and Scott. Mr. Olofson’s award represented 46.9% of the pool and Mr. Scott’s award represented 37.5% of the pool. The fair value amounts reported for fiscal year 2015 in the Stock Awards column in the Summary Compensation Table represent the grant date fair value of the performance-based restricted stock awards determined pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). The number of shares of performance-based restricted stock awarded to each NEO is set forth in the table below.

Named Executive Officer	Restricted Stock (shares)(1)
Tom W. Olofson	150,000
Brad D. Scott	120,000
Karin-Joyce Tjon	50,000

Total	320,000

(1)	The shares of restricted stock were earned upon certification by the Compensation Committee of the achievement of an established target level of Adjusted EBITDA of $108.4 million for the year ended December 31, 2015. For Messrs. Olofson and Scott, only one-third of the shares of restricted stock vested on February 22, 2016, with the remaining shares scheduled to vest, subject to continuing employment, in two equal installments in February 2017 and 2018. For Karin-Joyce Tjon, the shares of restricted stock vested on February 22, 2016.

Perquisites and Other Personal Benefits

We provide our executive officers with perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain high quality executives. Our executive officers are provided use of Company automobiles. During 2015, our Chairman and Chief Executive Officer used a corporate aircraft in which we have a fractional interest for personal use and his spouse at times accompanied him on business trips, as permitted by our senior executive business travel policy. For purely personal use, the Chairman and Chief Executive Officer reimburses Epiq for the cost of the flight. On business trips that included the presence of his spouse in 2015, no incremental costs were incurred by Epiq, and we do not record any compensation for this executive. The incremental cost of the use of aircraft for commuting travel by our Chairman and Chief Executive Officer in excess of any reimbursements to Epiq under this policy is treated as compensation in the Summary Compensation Table in accordance with SEC executive compensation disclosure regulations relating to perquisites. In addition, Epiq pays for certain personal tax services and the premiums on certain personal life insurance for our Chairman and Chief Executive Officer.

Attributed costs of the personal benefits described above for the NEOs for 2013, 2014 and 2015 are included as “All Other Compensation” in the Summary Compensation Table.

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

2015 Inducement Plan

In September 2015, the Board adopted the Epiq Systems, Inc. 2015 Inducement Plan (the “Inducement Plan”) in accordance with NASDAQ Listing Rule 5635(c)(4). The Inducement Plan reserved 200,000 shares of Epiq’s common stock, subject to adjustment, for the grant of inducement equity awards to individuals not previously employees or non-employee directors of Epiq. Epiq has not granted awards under the Inducement Plan. The Board intends to terminate the Inducement Plan effective as of the Annual Meeting subject to shareholder approval of the amendment and restatement of the Equity Incentive Plan we intend to submit for approval thereat.

Other Corporate Governance Considerations in Compensation

Compensation Clawback Policy

Our Board adopted a clawback policy covering all our executive officers in 2016. Prior to 2016, our clawback policy only covered our Chief Executive Officer and Chief Financial Officer. Our new clawback policy allows us to recapture any cash or bonus incentive compensation paid to our executive officers in the event of a restatement of our financial statements due to fraud or intentional misconduct of such officers, which discourages inappropriate risk-taking behavior. Under the policy, the independent directors have the discretion and authority to require that such officers repay Epiq the amount of any cash or bonus compensation paid to that officer minus the amount of such cash bonus or incentive compensation that would have been earned by that officer based on the information contained in the restated financial statements. This policy is in addition to any requirements which might be imposed pursuant to Section 304 under the Sarbanes-Oxley Act of 2002, and will be modified to the extent required by the Dodd-Frank Act of 2010.

In addition, the amendment and restatement of the Equity Incentive Plan we intend to submit for approval at the Annual Meeting will include a clawback provision with respect to awards granted under the Equity Incentive Plan that further reinforces the purpose of our clawback policy to discourage excessive risk taking.

Stock Ownership Guidelines

Established in 2015, stock ownership requirements for our non-employee directors and executives build commonality of interest between management and shareholders to encourage executives to think and act like owners. Our stock ownership guidelines are as follows:

Officer	Threshold
Chief Executive Officer	5x annual base salary
Executive Officers	3x annual base salary
Non-Employee Board Members	3x annual cash retainer

The Chief Executive Officer and our 2015 non-employee Board members have until July 8, 2020 to meet the guidelines. Messrs. Gorup and Suchsland who were appointed as directors in 2016 have until February 9, 2021. Other executive officers have until February 26, 2020 to meet the guidelines, except for Ms. Rothman who was named an executive officer in 2016 and has until January 28, 2021 to meet the guidelines. To avoid fluctuating ownership requirements, except upon a promotion, once our executives have achieved the ownership guidelines, they will be considered to have satisfied the requirements as long as the shares used to meet the underlying requirements are retained. To determine compliance with these guidelines, a calculation will be made before the end of the first quarter of each year based on the current salary or annual retainer and the value of the shares using the average closing price of the Company’s common stock for the prior calendar year.

Our Chief Executive Officer holds 2,496,270 shares of stock, including 262,500 fully vested and in-the-money stock options, that qualify towards ownership for purposes of the guidelines, representing 42x annual base salary, well in excess of five times his annual base salary. Mr. Olofson has pledged 1,200,000 shares to collateralize lines of credit for his investments. The pledged shares are not compensatory shares, i.e., shares Mr. Olofson received as compensation from Epiq, are not involved in hedging or derivative arrangements and are not held in margin accounts at brokerage firms.

Mr. Scott and Ms. Tjon currently hold 296,070 and 154,281 shares of common stock that qualify towards ownership for purposes of the guidelines, representing 5.5x and 4.0x annual base salary, respectively. The restricted stock received as incentive compensation based upon the achievement of measures for the year ended December 31, 2015 is counted towards the requirement under the guidelines.

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

We consider the impact of Section 162(m) of the Code when developing and implementing our executive compensation program. Cash incentive awards and performance-based equity awards generally are designed to meet the deductibility requirements. However, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m) of the Code. Amounts paid under any of our compensation programs, including salaries, cash incentive awards, performance stock awards, and other equity awards, may not qualify as performance-based compensation that is excluded from the limitation on deductibility.

While the deductibility of executive compensation for federal income tax purposes is important to Epiq, the Compensation Committee believes that tax consequences should not be the primary driver of executive compensation decisions. Many other Code provisions, SEC regulations, and accounting rules affect the payment of executive compensation and are generally taken into consideration as programs are developed. Our goal is to create and maintain plans that are efficient, effective, competitive and flexible in order to accomplish our executive compensation program objectives.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Compensation Committee:

Douglas M. Gaston, Chairman

James A. Byrnes

Charles C. Connely, IV

Joel Pelofsky

W. Bryan Satterlee

Compensation Tables

The purpose of the following tables is to provide information regarding the compensation earned by our NEOs during the fiscal years indicated.

The Summary Compensation Table and the Grants of Plan-Based Awards should be viewed together for a more complete representation of both the annual and long-term incentive compensation elements of our executive compensation program.

Summary Compensation Table

The following table sets forth all compensation paid to or earned by our NEOs for the years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Tom W. Olofson	2015	975,000	2,742,000	1,526,243	294,252	5,537,495
Chairman/Chief Executive	2014	975,000	1,877,500	700,000	295,094	3,847,594
Officer(4)	2013	975,000	1,244,000	814,985	258,324	3,292,309

Brad D. Scott	2015	850,000	2,193,600	1,248,743	53,964	4,346,307
President/Chief Operating Officer and	2014	850,000	1,502,000	550,000	10,730	2,912,730
Former Executive Vice President/Co-Chief Operating Officer(4)(5)	2013	500,000	746,400	684,987	14,790	1,946,177

Karin-Joyce Tjon	2015	600,000	914,000	599,990	42,368	2,156,358
Executive Vice President/Chief	2014	300,000	1,380,000	150,000	48,665	1,878,665
Financial Officer(6)	2013	—	—	—	—	—

(1)	The amounts reported in the Stock Awards column represent the grant date fair value of nonvested share awards, commonly referred to as restricted stock awards determined pursuant to ASC 718. The closing price of Epiq’s common stock on February 20, 2015, the grant date, was $18.28.

With respect to 2015 Stock Awards, the amounts for Tom W. Olofson, Brad D. Scott and Karin-Joyce Tjon include restricted stock awards, which vested on February 22, 2016 upon certification by the Compensation Committee of the achievement of Adjusted EBITDA of $108.4 million for the year ended December 31, 2015.

With respect to 2014 Stock Awards, the amounts for Tom W. Olofson and Brad D. Scott include restricted stock awards, which vested on February 20, 2015 upon certification by the Compensation Committee of the achievement of operating cash flows of $69.7 million for the year ended December 31, 2014. The amount for Karin-Joyce Tjon includes 100,000 shares of restricted stock, of which 25,000 vested immediately upon her appointment to Chief Financial Officer in July 2014, 25,000 vested on July 9, 2015 and the remaining 50,000 vests 25,000 each on July 9, 2016 and 2017.

With respect to 2013 Stock Awards, the restricted stock awards granted in 2013 vested on February 28, 2014 upon certification by the Compensation Committee of the achievement of Adjusted EBITDA of $99.3 million for the year ended December 31, 2013.

Reference is made to Note 12 to Epiq’s consolidated financial statements in Epiq’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 1, 2016, which identifies the assumptions made in the valuation of stock awards in accordance with ASC 718 for the years ended December 31, 2015, 2014 and 2013.

Epiq grants restricted stock awards under the Equity Incentive Plan.

(2)	With respect to non-equity incentive plan compensation, under the qualified executive performance plan, the Compensation Committee has discretion to award short-term incentive compensation payable in cash, common stock or a combination thereof based upon achievement of predetermined financial performance measures.

For 2015, the amounts for Tom W. Olofson and Brad D. Scott were paid in common stock on January 28, 2016 and were equal to 129,893 and 106,276 shares, respectively, with a grant date fair value of $11.75 per share, upon certification by the Compensation Committee of the achievement of the 2015 performance measures. In accordance with the terms of Ms. Tjon’s employment offer letter dated June 17, 2014, payment of Ms. Tjon’s 2015 non-equity incentive compensation was contingent on the achievement of the 2015 performance measures and continued employment through March 15, 2016. As a result, the amount for Ms. Tjon includes 51,063 shares of restricted stock that were granted on January 28, 2016, with a grant date value of $11.75 per share that vested on March 15, 2016. The Compensation Committee awarded our NEOs a bonus in common stock in lieu of a cash bonus related to 2015 performance to further align their interests with shareholders.

For 2014, the amounts for Tom W. Olofson and Brad. D. Scott were paid in common stock on February 20, 2015 and were equal to 38,293 and 30,087 shares, respectively, with a grant date fair value of $18.28 per share, upon certification by the Compensation Committee of the substantial achievement of the 2014 operating revenue performance measure. For 2014, Ms. Tjon received $150,000 of guaranteed annual incentive compensation as described in her employment offer letter dated June 17, 2014 that was paid in common stock equal to 8,205 shares, with a grant date fair value of $18.28 per share. The Compensation Committee awarded our NEOs a bonus in common stock in lieu of a cash bonus related to 2014 performance to further align their interests with shareholders.

For 2013, the amounts for Tom W. Olofson and Brad D. Scott were paid in common stock on January 28, 2014 and were equal to 54,260 and 45,605 shares, respectively, with a grant date fair value of $15.02 per share, upon certification by the Compensation Committee of the achievement of 2013 performance measures.

(3)	Perquisites for each NEO are as follows:

Perquisite	Tom W. Olofson	Brad D. Scott	Karin-Joyce Tjon
Company portion of employee’s group term life insurance premium	X	X	X
Company’s match related to employee’s 401(k) contribution	X	X	X
Personal use of Company car	X	X	X
Personal use of Company-paid aircraft	X	X
Company payment of personal life insurance premiums	X
Company payment of personal tax services	X
Personal use of Company apartment		X

Perquisites are valued at aggregate incremental cost, which is generally the direct cash cost. For personal use of a Company aircraft in which we have a fractional interest, we included the incremental cost of the hourly aircraft charge, fuel charge and any other charges directly related to the flight. For Tom W. Olofson, perquisites in excess of the greater of $25,000 or 10% of his total perquisites consist of $54,465 for his personal use of the aircraft for commuting during 2015, which is net of the $130,069 he reimbursed Epiq for personal use during 2015, $137,236 for payment of annual life insurance premiums on his personal policies and $26,750 for income tax services. For Karin-Joyce Tjon, perquisites in excess of the greater of $25,000 or 10% of her total perquisites consist of $17,726 for personal use of a Company car during 2015 and $14,400 related to the Company’s match of 401(k) contributions. For Brad D. Scott, perquisites in excess of the greater of $25,000 or 10% of his total perquisites consist of $14,400 related to the Company’s match of 401(k) contributions. This column also includes the payment of dividends on restricted stock awards that vested during 2015 of $45,000 for Tom W. Olofson, $36,000 for Brad D. Scott and $9,000 for Karin-Joyce Tjon.

(4)	Neither of Tom W. Olofson nor Brad D. Scott received separate compensation for service as members of our Board.
(5)	Brad D. Scott served as our Executive Vice President, Co-Chief Operating Officer and Chief of Staff until May 19, 2014. He became our President and Chief Operating Officer on May 20, 2014.
(6)	Karin-Joyce Tjon was appointed as our Executive Vice President and Chief Financial Officer on July 1, 2014.

Grants of Plan-Based Awards

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock our Units	Grant Date Fair Value of Stock and Option Awards(3)
Name	Type	Grant Date(1)	Threshold ($)	Target ($)	Maximum ($)	(#)	($)
Tom W. Olofson	2015 Short-term Incentive Compensation		(2)
	Performance-based Restricted Stock	2/20/2015				150,000	2,742,000

Brad D. Scott	2015 Short-term Incentive Compensation		(2)
	Performance-based Restricted Stock	2/20/2015				120,000	2,193,600

Karin-Joyce Tjon	2015 Short-term Incentive Compensation		(2)
	Performance-based Restricted Stock	2/20/2015				50,000	914,000

(1)	The grant date for restricted stock awards is the date that the Compensation Committee approved the award. The closing price of Epiq’s common stock on February 20, 2015, the grant date, was $18.28.
(2)	We are unable to provide individualized threshold, target or maximum amounts of non-equity incentive plan awards for our NEOs because no such individualized amounts were approved in 2015. In 2015, payouts for non-equity incentive plan awards were based upon the satisfaction of threshold, target or maximum levels of operating revenues and Adjusted EPS. Upon achievement of the financial measures, short-term awards were distributed from two general pools approved by the Compensation Committee to fund the awards. The sizes of the general pools varied depending on whether Epiq achieved the threshold, target or maximum level with respect to each financial measure. The following table presents the threshold, target and maximum performance amounts and general payout pools for each short-term performance measure for our NEOs in 2015:

Performance Measure		Threshold ($)	Target ($)	Maximum ($)
Operating Revenue	Guidelines	450,000,000	480,000,000	510,000,000
	Potential Payout Pool	1,250,000	2,125,000	3,000,000
Adjusted EPS	Guidelines	0.85	0.95	1.05
	Potential Payout Pool	1,250,000	2,125,000	3,000,000

On January 28, 2016, based upon achievement of target operating revenue and threshold Adjusted EPS, the Compensation Committee allocated short-term awards among individual executive officers from the target operating revenue pool ($2,125,000) and threshold Adjusted EPS pool ($1,250,000). The Compensation Committee allocated the awards consistent with prior practice, taking into account various factors, including the NEOs level of authority and responsibility within Epiq. Pursuant to Ms. Tjon’s offer letter, her short-term incentive award was limited to $600,000 and therefore, her award represented 17.8% of the total pool. The remaining portion of the pools was then distributed between Messrs. Olofson and Scott. Mr. Olofson’s award represented 45.2% of the pools and Mr. Scott’s award representing 37% of the pools. Awards were paid in common stock in lieu of cash.

Name	Actual ($)
Tom W. Olofson	1,526,243
Brad D. Scott	1,248,743
Karin-Joyce Tjon	599,990

Total	3,374,976

(3)	These stock awards represent the February 20, 2015 performance-based restricted stock awards. These performance-based awards were earned upon certification by the Compensation Committee of the achievement of Adjusted EBITDA of $108.4 million for the year ended December 31, 2015. If the performance condition had not been achieved, these awards would not have vested. For Messrs. Olofson and Scott, one third of the performance-based awards vested on February 22, 2016, with the remaining awards scheduled to vest, subject to continuing employment, in two equal installments in February 2017 and 2018. For Ms. Tjon, the performance-based award vested on February 22, 2016. There are no threshold, target or maximum amounts for these awards. The grant date for restricted stock awards is the date that the Compensation Committee approved the award. See Note 12 to Epiq’s consolidated financial statements in Epiq’s Form 10-K for the fiscal year ended December 31, 2015 which discusses the valuation of restricted stock awards.

For our NEOs, an explanation of how their salary and bonus is structured in proportion to total compensation is contained in the “Compensation Discussion and Analysis” section.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised stock options and unvested stock awards held by the NEOs on December 31, 2015. All of the information set forth below relates to the grant of stock options under our Equity Incentive Plan.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Tom W. Olofson	262,500	—	10.39	12/08/16	150,000	(2)	1,960,500
	150,000	—	16.69	12/11/17	—		—
	100,000	—	14.25	12/29/19	—		—
Brad D. Scott	—	—	—	—	120,000	(2)	1,568,400
Karin-Joyce Tjon	—	—	—	—	100,000	(3)	1,307,000

(1)	The market value was calculated by multiplying the number of shares shown in the table by $13.07, which was the closing market price on December 31, 2015, the last trading day of our fiscal year.
(2)	Includes performance-based stock awards granted on February 20, 2015 for the fiscal year performance period ended December 31, 2015. The awards were fully earned on January 28, 2016 when the required performance conditions had been met. The awards vested one-third on February 22, 2016, with the remaining awards scheduled to vests in equal installments on February 20, 2017 and 2018, contingent on continued employment through the vesting dates.
(3)	Includes 50,000 shares of performance-based stock that were granted on February 20, 2015 that vested on February 22, 2016 based upon the achievement of fiscal year 2015 performance conditions and 50,000 of service-based stock awards granted on July 9, 2014, which vest 25,000 on July 9, 2016 and July 9, 2017.

Option Exercises and Stock Vested

The following table provides information regarding the exercise of stock options and the vesting of restricted stock awards during the fiscal year ended December 31, 2015 for each of the NEOs. The average exercise time for option awards granted to Mr. Olofson was 9.4 years. Mr. Olofson continues to hold the stock that has been realized or vested.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(2)
Tom W. Olofson	75,000	64,500	163,293	(3)	2,984,996
Brad D. Scott	—	—	130,087	(3)	2,377,990
Karin-Joyce Tjon	—	—	33,205	(4)	573,237

(1)	During 2015, Tom W. Olofson exercised, via net share settlements, option grants that were set to expire in 2016. The value realized on the exercise of option awards is equal to the excess of the aggregate fair market value of the shares received on exercise of the stock options on the exercise date over the aggregate exercise price of the stock options. The number of shares and value realized on vesting includes shares that were withheld at the time of exercise equal to the option exercise price and to satisfy tax withholding requirements.
(2)	The value realized on the vesting of stock awards is equal to the closing market price of Epiq’s common stock on the date of vesting times the number of shares acquired upon vesting. The number of shares and value realized on vesting includes shares that were withheld at the time of vesting to satisfy tax withholding requirements.
(3)	These stock awards include the issuance of common stock on February 20, 2015 as payment of 2014 short-term incentive compensation and for the vesting of the 2014 performance-based restricted stock awards.
(4)	The stock awards include the issuance of common stock on February 20, 2015 as payment of 2014 short-term incentive compensation and 25,000 shares of restricted stock, which vested on July 9, 2015, that were granted in July 2014 in connection with Ms. Tjon’s employment as Executive Vice President and Chief Financial Officer.

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

Employment Related Agreements

In 2014, the Company entered into executive employment agreements with our Chief Executive Officer and our President and Chief Operating Officer, and into an amended and restated executive employment agreement with our Executive Vice President and Chief Financial Officer (collectively, the “employment agreements”).

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

Mr. Olofson’s separation payment includes (i) a cash payment equal to two times the sum of the bonus (as described below) and the base salary or, if termination is upon or follows a “change in control,” three times the sum of the bonus and the base salary; (ii) for twenty-four months from the date of termination or, if termination is upon or follows a change in control, for thirty-six months from the date of termination, monthly payments equal to the total monthly premiums paid by or on behalf of Mr. Olofson for welfare benefit coverage for him and his dependents substantially similar to the Company’s welfare benefit plans as of the date of termination and life insurance coverage substantially similar to the coverage provided by the Company during the employment period; (iii) a payment equivalent to, or at the discretion of Mr. Olofson, the continuation of, twenty-four months or, upon if termination is upon a change in control, thirty-six months, of other benefits (e.g., personal use of Company-provided transportation and 401(k) matching contributions) to which Mr. Olofson was entitled as of the date of termination; and (vi) for twelve months or, if termination is upon a change in control, for eighteen months, from the date of termination, the continued use of Mr. Olofson’s office in Kansas City, Kansas and executive assistant support. In addition, only if separation is not upon or following a change in control and without “cause” or for “good reason”, any outstanding restricted stock as of the termination date will continue to be owned by Mr. Olofson for a period of twenty-four months from the termination date as if he were still employed by the Company, and incentive stock options, non-qualified stock options and stock appreciation rights issued to Mr. Olofson and exercisable as of the termination date shall remain exercisable until the earlier of a period of twenty-four months and the expiration of such equity awards. If termination is upon or follows a change in control, treatment of any equity awards will be governed by the Company’s equity incentive plan.

Mr. Scott’s separation payment includes (i) a cash payment equal to the sum of the bonus (as described below) and eighteen months of base salary; and (ii) regular monthly payments equal to the difference between the monthly premium rate for health insurance for Mr. Scott and his dependents under the Company’s relevant health insurance plans and the monthly premium paid by Mr. Scott for substantially similar health insurance coverage for Mr. Scott and his dependents after the termination date, until the earlier of eighteen months from the termination date or Mr. Scott’s new employment with another person or entity that offers health insurance. If termination of employment is upon or following a “change in control,” Mr. Scott’s separation payment includes (i) a cash payment equal to two times the sum of the bonus and the base salary; (ii) regular monthly payments equal to the difference between the monthly premium rate for health insurance for Mr. Scott and his dependents under the Company’s relevant health insurance plans and the monthly premium paid by Mr. Scott for substantially similar health insurance coverage for Mr. Scott and his dependents after the termination date, until the earlier of twenty-four months from the termination date or Mr. Scott’s new employment with another person or entity that offers health insurance; (iii) a payment equivalent to, or at the discretion of Mr. Scott, the continuation of twenty-four months of other benefits (e.g., personal use of Company-provided transportation, 401(k) matching contributions, and personal insurance premiums) to which Mr. Scott was entitled to as of the termination date; and (iv) a cash amount of $25,000 to assist Mr. Scott with his executive outplacement services.

Ms. Tjon’s separation payment includes (i) a cash payment equal to the sum of the bonus (as described below) and eighteen months of base salary; and (ii) regular monthly payments equal to the difference between the monthly premium rate for health insurance for Ms. Tjon and her dependents under the Company’s relevant health insurance plans and the monthly premium paid by Ms. Tjon for substantially similar health insurance coverage for Ms. Tjon and her dependents after the termination date, until eighteen months from the termination date or Ms. Tjon’s new employment with another person or entity that offers health insurance. If termination of employment is upon or following a “change in control,” Ms. Tjon’s separation payment includes (i) a cash payment equal to the sum of two times the sum of the bonus and the base salary; (ii) regular monthly payments equal to the difference between the monthly premium rate for health insurance for Ms. Tjon and her dependents under the Company’s relevant health insurance plans and the monthly premium paid by Ms. Tjon for substantially similar health insurance coverage for Ms. Tjon and her dependents after the termination date, until the earlier of twenty-four months from the termination date or Ms. Tjon’s new employment with another person or entity that offers health insurance; (iii) a payment equivalent to, or at the discretion of Ms. Tjon, the continuation of twenty-four months of other benefits to which Ms. Tjon was entitled to as of the termination date; and (iv) a cash amount of $25,000 to assist Ms. Tjon with her executive outplacement services.

Under the employment agreements “bonus” is equal to the greater of (x) the cash value of the most recent annual bonus actually earned pursuant to a bonus arrangement or, (y) in the case of Mr. Olofson, $ 1,500,000, in the case of Mr. Scott, $1,000,000 for the fiscal year 2015, and, in the case of Ms. Tjon, $600,000 for the fiscal year 2015.

Pursuant to the employment agreements, “cause” means one or more of the following: (1) being charged with a felony under the laws of the United States or any state thereof, or any act of fraud or dishonesty; (2) commission of an act or omission that subjects the executive to being enjoined, suspended, barred or otherwise disciplined for violation of any laws, regulations and rules applicable to the executive, the Company, or any if its affiliates; (3) the commission by the executive of any act or omission that constitutes misconduct and is injurious to the Company or any of its affiliates; (4) conduct causing Company or any of its affiliates public disgrace or disrepute or substantial economic harm; (5) failure or refusal to perform any lawful duty under the agreement or as reasonably directed by the Board, in the case of our Chief Executive Officer, or the Chief Executive Officer, in the case of our other NEOs, which failure is not cured, if curable, within five business days after delivery of notice thereof to the executive; (6) any act or omission aiding or abetting a competitor, supplier or customer of the Company or any of its affiliates to the disadvantage or detriment of the Company or any of its affiliates; (7) commission by the executive of any willful act taken by the executive in bad faith against the interests of the Company or any of its affiliates; (8) gross negligence or willful misconduct with respect to the Company or any of its affiliates; or (9) any material breach of the agreement which, if curable, is not cured within ten (10) business days after delivery of written notice thereof to Executive. Following a “change in control”, “cause” shall only mean the executive being charged with a felony under the laws of the United States of any state thereof, or any act of fraud or dishonesty.

Pursuant to the employment agreements, “good reason” means: (1) a material reduction in the executive’s responsibilities, duties or authority, without his or her express prior authorization which shall not be unreasonably withheld, delayed or conditioned; (2) any failure by the Company to provide, or a material reduction in, any compensation or benefits agreed to be provided under the employment agreement; (3) any requirement that the executive’s principal office be based more distant than fifty miles from Kansas City, Kansas; (4) any material breach by the Company of the employment agreement; or (5) the failure of the Company to obtain an assumption in writing of its obligation to perform the employment agreement by any successor to all or substantially all of the assets of the Company within forty-five (45) days after a “change in control”.

Potential Payments upon Termination and Change in Control

The information below describes and quantifies certain compensation that would have become payable under employment agreements with our NEOs if, as of December 31, 2015, their employment with us had been terminated. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event. Further, the information below does not incorporate changes to base salary, cash incentive compensation, bonus opportunities, and equity awards granted after December 31, 2015, if any.

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

Tom W. Olofson

Component	Voluntary Resignation ($)	Involuntary without Cause or Voluntary with Good Reason with Signed Release ($)		Involuntary without Cause or Voluntary with Good Reason following Change in Control with Signed Release ($)		Disability ($)		Death ($)	Retirement ($)
Base Salary	—	1,950,000	(1)	2,925,000	(1)	975,000	(1)	—	—
Bonus	—	3,052,486	(1)	4,578,729	(1)	—		—	—

Total Cash Severance (sub-total)	—	5,002,486		7,503,729		975,000		—	—

Value of Accelerated Equity	—	1,307,000	(2)	1,960,500	(3)	—		—	—
Benefits and Perquisites	—	580,016	(4)	867,537	(4)	—		—	—

Total Severance	—	6,889,502		10,331,766		975,000		—	—

(1)	For termination without cause or for good reason without a change in control, represents two times base salary and bonus, as applicable. For termination without cause or for good reason with a change in control, represents three times base salary and bonus, as applicable. For termination for disability, represents 12 months of base salary.
(2)	The aggregate value of the accelerated equity is based upon 100,000 shares of unvested restricted stock awards outstanding at December 31, 2015 (scheduled to vest no later than December 31, 2017) multiplied by the closing price of our common stock of $13.07 per share on December 31, 2015.

(3)	The aggregate value of the accelerated equity is based upon 150,000 shares of unvested restricted stock awards outstanding at December 31, 2015 multiplied by the closing price of our common stock of $13.07 per share on December 31, 2015.
(4)	For termination without cause or for good reason without a change in control, represents estimates for (i) 24 months of monthly premiums for welfare benefit coverage and life insurance policy for Mr. Olofson and his dependents based on the present value of such payments calculated as of December 31, 2015, (ii) 24 months of all other benefits and perquisites based on the present value of such payments calculated as of December 31, 2015 and (iii) 12 months of executive assistant support based on the present value of such benefits calculated as of December 31, 2015. For termination without cause or for good reason with a change in control, represents estimates for (i) 36 months of monthly premiums for welfare benefit coverage and life insurance policy for Mr. Olofson and his dependents based on the present value of such payments calculated as of December 31, 2015, (ii) 36 months of all other benefits and perquisites based on the present value of such payments calculated as of December 31, 2015 and (iii) 18 months of use of executive assistant support based on the present value of such benefits calculated as of December 31, 2015. Mr. Olofson is also entitled to 12 months and 18 months of use of office in case of termination without cause or for good reason without and with a change in control, respectively. The estimated incremental cost for the Company of providing Mr. Olofson with office space for either a 12 month or an 18 month period is de minimis.

Brad D. Scott

Component	Voluntary Resignation ($)	Involuntary without Cause or Voluntary with Good Reason with Signed Release ($)		Involuntary without Cause or Voluntary with Good Reason following Change in Control with Signed Release ($)		Disability ($)		Death ($)	Retirement ($)
Base Salary	—	1,275,000	(1)	1,700,000	(1)	850,000	(1)	—	—
Bonus	—	1,248,743	(1)	2,497,486	(1)	—		—	—

Total Cash Severance (sub-total)	—	2,523,743		4,197,486		850,000		—	—

Value of Accelerated Equity	—	—		1,568,400	(2)	—		—	—
Benefits and Perquisites	—	8,164	(3)	43,014	(3)	—		—	—

Total Severance	—	2,531,907		5,808,900		850,000		—	—

(1)	For termination without cause or for good reason without a change in control, represents eighteen months of base salary and one-time bonus. For termination without cause or for good reason with a change in control, represents two times base salary and bonus, as applicable. For termination for disability, represents 12 months of base salary.
(2)	The aggregate value of the accelerated equity is based upon 120,000 shares of unvested restricted stock awards outstanding at December 31, 2015 multiplied by the closing price of our common stock of $13.07 per share on December 31, 2015.
(3)	For termination without cause or for good reason without a change in control, represents estimates for 18 months of monthly premiums for health insurance for Mr. Scott and his dependents based on the present value of such payments calculated as of December 31, 2015. For termination without cause or for good reason with a change in control, represents estimates for (i) 24 months of monthly premiums for health insurance for Mr. Scott and his dependents based on the present value of such payments calculated as of December 31, 2015, (ii) 24 months of all other benefits and perquisites based on the present value of such payments calculated as of December 31, 2015 and (iii) a cash amount of $25,000 to assist Mr. Scott with executive outplacement services.

Karin-Joyce Tjon

Component	Voluntary Resignation ($)	Involuntary without Cause or Voluntary with Good Reason with Signed Release ($)		Involuntary without Cause or Voluntary with Good Reason following Change in Control with Signed Release ($)		Disability ($)		Death ($)	Retirement ($)
Base Salary	—	600,000	(1)	900,000	(1)	600,000	(1)	—	—
Bonus	—	599,990	(1)	899,985	(1)	—		—	—

Total Cash Severance (sub-total)	—	1,199,990		1,799,985		600,000		—	—

Value of Accelerated Equity	—	—		1,307,000	(2)	—		—	—
Benefits and Perquisites	—	5,443	(3)	61,616	(3)	—		—	—

Total Severance	—	1,205,433		3,168,601		600,000		—	—

(1)	For termination without cause or for good reason without a change in control, represents one-time base salary and bonus, as applicable. For termination without cause or for good reason with a change in control, represents 18 months base salary or one and a half bonus, as applicable. For termination for disability, represents 12 months of base salary.
(2)	The aggregate value of the accelerated equity is based upon 100,000 shares of unvested restricted stock awards outstanding at December 31, 2015 multiplied by the closing price of our common stock of $13.07 per share on December 31, 2015.
(3)	For termination without cause or for good reason without a change in control, represents estimates for 12 months of monthly premiums for health insurance for Ms. Tjon based on the present value of such payments calculated as of December 31, 2015. For termination without cause or for good reason with a change in control, represents estimates for (i) 18 months of monthly premiums for health insurance for Ms. Tjon based on the present value of such payments calculated as of December 31, 2015, (ii) 18 months of all other benefits and perquisites based on the present value of such payments calculated as of December 31, 2015 and (iii) a cash amount of $25,000 to assist Ms. Tjon with executive outplacement services.

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

Non-employee directors were paid an annual cash retainer of $70,000 for the year 2015 payable quarterly commencing March 1, 2015. We also reimburse non-employee directors for out-of-pocket expenses incurred in their capacity as a Board member, which includes, among other things, attending Board and committee meetings and conferences.

Non-employee directors also receive equity grants on an annual basis. On February 20, 2015, non-employee directors were granted 5,000 shares of restricted stock that vested on the first anniversary of the date of grant. Tom W. Olofson, Chairman and Chief Executive Officer and Brad D. Scott, President and Chief Operating Officer and Director, are not compensated for their service as directors of Epiq.

Director Stock Ownership Guidelines

The Board adopted director stock ownership guidelines, which call for non-executive directors to own an amount of our common stock equal to 3x the annual cash retainer paid to such non-executive directors. Directors have five years beginning on July 8, 2015 to meet the guidelines. To avoid fluctuating ownership requirements, once a director has achieved the applicable stock ownership guideline he or she will be considered to have satisfied the guideline provided that the shares used to meet the underlying requirement are retained. As of the end of fiscal 2015, all non-employee directors owned shares of our common stock and had met the stock ownership guidelines or were on track to meet the guidelines as follows:

Name	Qualifying Shares	Ratio of Annual Cash Retainer
James A. Byrnes(1)	63,614	5.4x
Charles C. Connely, IV(1)	26,000	4.5x
Edward M. Connolly, Jr.	62,503	5.2x
Douglas M. Gaston	10,000	2.2x
Joel Pelofsky	64,777	5.7x
Kevin L. Robert	5,000	1.1x
W. Bryan Satterlee	85,730	10.3x

(1)	Messrs. Byrnes and Connely will retire from Board effective as of the Annual Meeting.

Messrs. Gorup and Suchsland were appointed as directors effective March 2, 2016, and therefore, have five years from their appointment to meet the stock ownership guidelines. For further information about the guidelines, refer to “Executive Compensation—Compensation Discussion and Analysis—Other Corporate Governance Considerations in Compensation—Stock Ownership Guidelines.”

2015 Director Compensation Table

The following table sets forth information regarding 2015 compensation for each of our non-employee directors.

Name	Compensation Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
James A. Byrnes	70,000	91,400	161,400
Charles C. Connely, IV	70,000	91,400	161,400
Edward M. Connolly, Jr.	70,000	91,400	161,400
Douglas M. Gaston	70,000	91,400	161,400
Joel Pelofsky	70,000	91,400	161,400
Kevin L. Robert	70,000	91,400	161,400
W. Bryan Satterlee	70,000	91,400	161,400

(1)	The amounts reported in the Stock Awards column represent the grant date fair value of the shares of restricted stock granted to the non-employee directors. Each of the non-employee directors received 5,000 shares of such restricted stock in 2015, with their fair market value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”) and based on the closing market price of our common stock on February 20, 2015, the date of the award, which was $18.28 per share. The restricted stock vested on February 20, 2016.

The table below shows the aggregate number of shares underlying outstanding stock options held by our non-employee directors as of December 31, 2015.

Name	Options Vested and Unvested (in shares)
James A. Byrnes(1)	76,250
Charles C. Connely, IV(1)	10,000
Edward M. Connolly, Jr.	76,250
Douglas M. Gaston	—
Joel Pelofsky	76,250
Kevin L. Robert	—
W. Bryan Satterlee	76,250

(1)	Messrs. Byrnes and Connely will retire from Board effective as of the Annual Meeting. The exercise of their options will be governed by the terms and provisions of the Equity Incentive Plan.

Compensation Committee Interlocks and Insider Participation

During 2015, Messrs. Byrnes, Connely, Gaston, Pelofsky, and Satterlee have served on the Compensation Committee. None of the members of the Compensation Committee has been an officer or employee of Epiq. No interlocking relationships exist between the members of the Board or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 about the Company’s common stock that may be issued upon exercise of outstanding options, warrants and rights, as well as other year-end information about our equity compensation plans.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans:
Approved by security holders	1,603,078	(1)	$13.82	518,490	(2)
Not approved by security holders.	230,000	(3)	15.11	200,000	(3)

Total	1,833,078		13.98	718,490

(1)	Includes shares of common stock issuable upon exercise of outstanding stock options granted under the Equity Incentive Plan. This amount excludes 658,214 shares of nonvested restricted stock outstanding as of December 31, 2015 that was granted under the Equity Incentive Plan.
(2)	Includes shares of common stock available for issuance under the Equity Incentive Plan, as awards in the form of stock options and nonvested share awards.
(3)

As part of certain acquisitions and as an inducement in hiring of certain new key executives, stock options are issued outside of the Equity Incentive Plan from time to time in accordance with NASDAQ Listing Rule 5636(c)(4). The options reflected in the table were granted at an option exercise price equal to fair market value of the common stock on the date of grant, are non-qualified options, are exercisable for up to 10 years from the date of grant, and generally vest 25% on the second anniversary of the grant date and continue to vest 25% per year on each anniversary of the grant date until fully vested. In September 2015, the Board adopted the Inducement Plan in accordance with NASDAQ Listing Rule 5635(c)(4) and reserved 200,000 shares of our common stock thereunder. As of December 31, 2015, no awards had been made under the Inducement Plan. The awards reflected in the table above were not made under the Inducement Plan. The Board intends to terminate the Inducement Plan effective as of the Annual Meeting subject to shareholder approval of the amendment and restatement of the Equity Incentive Plan we intend to submit for approval thereat.

Stock Ownership Information

The following table sets forth information regarding beneficial ownership of our common stock, as of April 15, 2016, for (1) each person who is known by us to own beneficially more than 5% of our common stock, (2) each director, director nominee, and NEO, and (3) all directors and executive officers as a group.

Beneficial ownership for purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or has the right to acquire such powers within 60 days. Common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of April 15, 2016 are deemed to be outstanding and beneficially owned by the person holding the options for the purposes of computing the percentage ownership of that person and any group of which that person is a member. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 37,933,442 shares of common stock outstanding (including shares of restricted stock) for shareholders other than our executive officers and directors. Percentage of beneficial ownership of our executive officers and directors is based on 37,933,442 shares of common stock outstanding (including shares of restricted stock) plus options currently exercisable or exercisable within 60 days of April 15, 2016 held by any executive officer or director included in the group for which percentage ownership has been calculated. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each shareholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the shareholder. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o Epiq Systems, Inc., 501 Kansas Avenue, Kansas City, Kansas 66105.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Outstanding Shares of Common Stock
Named Executive Officers, Directors and Nominees
Tom W. Olofson(1)	3,008,770	7.83%
Brad D. Scott(2)	296,070	*
Karin-Joyce Tjon(3)	154,281	*
James A. Byrnes(4)	85,537	*
Charles C. Connely, IV(5)	26,000	*
Edward M. Connolly, Jr.(4)	84,426	*
Douglas M. Gaston	10,000	*
Paul N. Gorup	—	—
Joel Pelofsky(4)	86,700	*
Kevin L. Robert	5,000	*
W. Bryan Satterlee(4)	107,653	*
Michael Suchsland	—	—
All directors and executive officers as a group (13 persons)(6)	3,930,108	10.14%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Outstanding Shares of Common Stock
5% Shareholders(7)
P2 Capital Partners, LLC(8) 590 Madison Avenue 25th Floor New York, NY 10022	6,099,088	16.1%
St. Denis J. Villere & Company, L.L.C(9) 601 Poydras St., Suite 1808 New Orleans, LA 70130	5,255,524	13.9%
Black Rock Inc.(10) 40 East 52nd Street New York, NY 10022	3,078,842	8.1%
The Vanguard Group(11) 100 Vanguard Boulevard Malvern, PA 19355	2,422,259	6.4%
Dimensional Fund Advisors LP(12) Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	2,099,174	5.5%

*	Less than one percent
(1)	Includes 280,000 shares owned by the Tom W. and Jeanne H. Olofson Foundation, as to which Mr. Olofson shares beneficial ownership; 512,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after April 15, 2016; and 100,000 performance-based restricted shares that vest proportionately on February 22, 2017 and 2018. Includes 1,200,000 shares pledged as security for the purpose of collateralizing, from time to time, lines of credit for Mr. Olofson’s investments. The pledged shares are not compensatory shares, i.e. shares Mr. Olofson received as compensation from the Company, are not involved in hedging or derivative arrangements and are not held in margin accounts at brokerage firms. Reflects transfer of 1,076,639 shares of common stock prior to April 15, 2016 pursuant to a domestic relations order and, therefore, such shares are no longer beneficially owned by Mr. Olofson. Excludes 272,932 shares of common stock and 56,000 stock options that are currently exercisable or exercisable within 60 days after April 15, 2016 owned by Scott W. Olofson, Mr. Olofson’s son.
(2)	Includes 80,000 shares of unvested restricted stock that vest proportionately on February 22, 2017 and 2018.
(3)	Includes 50,000 shares of unvested restricted stock that vest proportionately on July 9, 2016 and 2017.
(4)	Includes 63,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after April 15, 2016.
(5)	Includes 6,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after April 15, 2016.
(6)	Includes 815,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after April 15, 2016; 237,500 shares of unvested restricted stock, which will vest no later than February 22, 2018. Also includes 1,200,000 shares pledged as security.
(7)	Excludes 5% shareholders listed above as executive officers or directors. Beneficial ownership of common stock is based solely on Schedule 13D, 13F, and 13G filings with the SEC, and registered shareholder lists maintained by Epiq’s stock transfer agent.
(8)	Based on shares of common stock held as of July 13, 2015 as disclosed in the Schedule 13D/A filed with the SEC by P2 Capital Partners, LLC on July 13, 2015; P2 Capital Partners, LLC has sole voting and sole dispositive power with respect to all of the shares beneficially owned.
(9)	Based on shares of common stock held as of December 11, 2015 as disclosed in the Schedule 13D/A filed with the SEC by Villere on December 11, 2015; St. Denis J. Villere & Company, L.L.C. has sole voting and sole dispositive power with respect to 5,198,789 of the shares beneficially owned and shared voting and dispositive power with respect to 5,255,524 shares beneficially owned.

(10)	Based on shares of common stock held as of December 31, 2015 as disclosed in the Schedule 13G/A filed with the SEC by BlackRock, Inc. on January 26, 2016; BlackRock, Inc. has sole voting power with respect to 3,013,292 of the shares beneficially owned, sole dispositive power with respect to all shares beneficially owned and no shared voting or dispositive power with respect to shares beneficially owned.
(11)	Based on shares of common stock held as of December 31, 2015 as disclosed in the Schedule 13G/A filed with the SEC by The Vanguard Group, Inc. on February 10, 2016; The Vanguard Group, Inc. has sole voting power with respect to 52,964 of the shares beneficially owned, sole dispositive power with respect to 2,371,795 of the shares beneficially owned and shared dispositive power with respect to 50,464 shares beneficially owned.
(12)	Based on shares of common stock held as of December 31, 2015 as disclosed in the Schedule 13G/A filed with the SEC by Dimensional Fund Advisors LP on February 9, 2016; Dimensional Fund Advisors LP has sole voting power with respect to 1,989,195 of the shares beneficially owned, sole dispositive power with respect to all shares beneficially owned and no shared voting or dispositive power with respect to shares beneficially owned.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Compensation Committee reviewed and approved the payments made to Scott W. Olofson in connection with his employment with our Company as described below.

Payments to Scott W. Olofson

In accordance with the terms of our Compensation Committee charter, the Compensation Committee approves all compensation, bonus, incentive compensation, and perquisite programs that are, in the aggregate, required to be reported under Item 404 of Regulation S-K for any employee of Epiq who is an immediate family member of any director, executive officer or person known to be the beneficial owner of more than 5% of Epiq’s common stock. Scott W. Olofson, the son of Tom W. Olofson, is Epiq’s Senior Vice President of Corporate Relations and Business Development. The Compensation Committee approves all salary, bonus, stock option grants, and perquisites for Scott W. Olofson that are required to be reported under Item 404. In 2015, Scott W. Olofson received cash compensation of $575,000 and on February 20, 2015 was awarded 25,000 shares of stock (valued at $18.28 at the time of issuance). Additionally, for his 2015 bonus for the achievement of 2015 objectives, Scott W. Olofson received 35,000 shares of stock (valued at $11.75 at the time of issuance).

Director Independence

The Board has reviewed the relationships each director has with Epiq and has determined that all of our directors, except for Mr. Tom W. Olofson and Mr. Brad D. Scott, are “independent directors” as defined in NASDAQ Listing Rule 5605(a)(2) and have either no relationships with us (other than as a director and shareholder) or only immaterial relationships with us. Each director who served on the Audit, Nominating and Corporate Governance and Compensation Committees in 2015 was independent as required under NASDAQ rules governing committees throughout 2015. Mr. Tom W. Olofson is not independent because of his position as our Chief Executive Officer and Mr. Brad D. Scott is not independent because of his position as our President and Chief Operating Officer. A copy of our Director Independence Policy can be found on Epiq’s corporate website at www.epiqsystems.com.

ITEM 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us by Deloitte & Touche LLP, our independent auditor, in 2014 and 2015:

Services Rendered	Fees
	2014	2015
Audit(1)	$1,301,307	$1,359,103
Audit-Related Fees(2)	6,805	3,550
Tax Fees(3)	344,973	300,539
All Other Fees(4)	4,176	—

Total	$1,657,261	$1,663,192

(1)	Represents fees for professional services rendered by Deloitte & Touche LLP in connection with services rendered for the audit of Epiq’s internal controls over financial reporting related to compliance with Sarbanes-Oxley 404, audit of Epiq’s annual financial statements, work on SEC filings and consents, and review of financial statements included in quarterly reports on Form 10-Q.
(2)	Includes services related to employee benefit plan audits.
(3)	Includes tax return preparation and other tax planning and consultation.
(4)	Includes subscriptions to Deloitte & Touche LLP’s online research tools.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independent registered public accounting firm’s independence, and believes that they do not impact such independence. Additionally, the Audit Committee approved all non-audit services performed by Deloitte & Touche LLP in 2015 in accordance with the pre-approval policy described below.

The Audit Committee has adopted a policy (the “pre-approval policy”) under which audit and non-audit services to be rendered by Epiq’s independent registered public accountants are pre-approved by the Audit Committee. Pursuant to the pre-approval policy, the Audit Committee pre-approves audit and non-audit services to be provided by the independent registered public accountants, at specified dollar levels, which dollar levels are reviewed by the committee periodically, and no less often than annually. Additionally, the Audit Committee may provide explicit prior approval of specific engagements not within the scope of a previous pre-approval resolution. On occasion, audit and audit-related fees have exceeded the pre-approved, budgeted amount and the Audit Committee has subsequently ratified the increase. The Audit Committee has authorized the chairman of the Audit Committee to approve any engagement of the independent registered public accounting firm for audit-related, tax or other services permitted by the pre-approval policy, so long as the aggregate engagements approved by the chairman of the Audit Committee do not exceed 5% of the total fees paid to the independent registered public accounting firm in any one calendar year. The chairman is required to report any such engagements to the Audit Committee at its next regular or special meeting of the committee. All services performed by and all fees paid to Deloitte & Touche LLP for 2015 and 2014 were pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2016	EPIQ SYSTEMS, INC.

	By:	/S/ TOM W. OLOFSON
Tom W. Olofson
Chairman of the Board, Chief Executive Officer and Director

INDEX TO EXHIBITS

Exhibit Number	Description Of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.**

*	Filed herewith.
**	Furnished herewith.