Form 10-Q
period 2016-03-31
EPIQ SYSTEMS INC
filed 2016-05-03
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

There were 37,921,079 shares of common stock, $0.01 par value, outstanding at April 22, 2016.

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$20,223	$27,620
Trade accounts receivable, net	163,464	140,597
Prepaid expenses	18,322	20,206
Income taxes receivable	8,272	8,421
Other current assets	656	199
Total current assets	210,937	197,043
Long-term Assets:
Property and equipment, net	72,846	77,715
Internally developed software, net	16,429	15,971
Goodwill	477,319	477,479
Other intangible assets, net	41,169	44,943
Other long-term assets	10,724	10,746
Total long-term assets	618,487	626,854
Total Assets	$829,424	$823,897
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$26,373	$28,704
Current maturities of long-term obligations	11,944	12,213
Accrued compensation	11,217	23,977
Client deposits	3,111	3,593
Deferred revenue	4,924	3,669
Dividends payable	3,624	3,599
Other accrued expenses	12,051	9,144
Total current liabilities	73,244	84,899
Long-term Liabilities:
Deferred income taxes	45,550	47,036
Other long-term liabilities	13,792	12,476
Long-term obligations	387,578	371,365
Total long-term liabilities	446,920	430,877
Commitments and contingencies
Equity:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; authorized 100,000,000 shares; issued and outstanding March 31, 2016 — 40,835,651 and 37,932,692 shares, respectively; issued and outstanding December 31, 2015 — 40,835,651 and 37,534,447 shares, respectively	408	408
Additional paid-in capital	296,861	296,324
Accumulated other comprehensive loss	(9,308)	(7,949)
Retained earnings	59,519	62,991
Treasury stock, at cost— 2,902,959 shares and 3,301,204 shares, respectively	(38,220)	(43,653)
Total equity	309,260	308,121
Total Liabilities and Equity	$829,424	$823,897

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue:
Operating revenue	$131,528	$107,755
Reimbursable expenses	15,003	11,273
Total revenue	146,531	119,028

Operating Expense:
Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	65,153	51,029
Reimbursable expenses	14,908	10,504
Selling, general and administrative expense	47,742	39,064
Depreciation and software and leasehold amortization	9,534	8,765
Amortization of identifiable intangible assets	3,774	2,685
Other operating expense	53	137
Total operating expense	141,164	112,184
Operating income	5,367	6,844

Interest expense (income):
Interest expense	5,408	4,229
Interest income	(33)	(4)
Net interest expense	5,375	4,225

Income (loss) before income taxes	(8)	2,619

Income tax expense	57	886

Net income (loss)	$(65)	$1,733

Net income (loss) per common share:
Basic	$—	$0.05
Diluted	$—	$0.05
Weighted average common shares outstanding:
Basic	37,068	36,281
Diluted	37,068	36,914

Cash dividends declared per share of common stock	$0.09	$0.09

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(65)	$1,733
Other comprehensive income (loss):
Foreign currency translation adjustment, net of $0 tax in all periods	(356)	(2,335)
Unrealized losses on derivatives, net of tax benefit of $0 and $439, respectively	(1,003)	(696)
Comprehensive loss	$(1,424)	$(1,298)

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCL(1)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2015	40,836	(3,301)	$408	$296,324	$(7,949)	$62,991	$(43,653)	$308,121
Net loss	—	—	—	—	—	(65)	—	(65)
Other comprehensive loss	—	—	—	—	(1,359)	—	—	(1,359)
Restricted common stock issued under share-based compensation plans	—	740	—	(818)	—	—	9,768	8,950
Stock option exercises	—	6	—	(64)	—	—	81	17
Common stock repurchased under share-based compensation plans	—	(348)	—	—	—	—	(4,416)	(4,416)
Dividends declared ($0.09 per share)	—	—	—	—	—	(3,407)	—	(3,407)
Share-based compensation expense	—	—	—	1,419	—	—	—	1,419
Balance at March 31, 2016	40,836	(2,903)	$408	$296,861	$(9,308)	$59,519	$(38,220)	$309,260

Balance at December 31, 2014	40,836	(4,155)	$408	$294,054	$(4,362)	$88,391	$(53,554)	$324,937
Net income	—	—	—	—	—	1,733	—	1,733
Other comprehensive loss	—	—	—	—	(3,031)	—	—	(3,031)
Tax benefit from share-based compensation	—	—	—	325	—	—	—	325
Restricted common stock issued under share-based compensation plans	—	685	—	(3,497)	—	—	8,878	5,381
Stock option exercises	—	37	—	(8)	—	—	483	475
Common stock repurchased under share-based compensation plans	—	(220)	—	—	—	—	(4,017)	(4,017)
Dividends declared ($0.09 per share)	—	—	—	—	—	(3,351)	—	(3,351)
Share-based compensation expense	—	—	—	1,555	—	—	—	1,555
Balance at March 31, 2015	40,836	(3,653)	$408	$292,429	$(7,393)	$86,773	$(48,210)	$324,007

(1)                                 AOCL—Accumulated Other Comprehensive Loss

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2016	2015

Net cash provided by (used in) operating activities	$(10,341)	$3,824

Cash flows from investing activities:
Purchase of property and equipment	(3,020)	(6,482)
Internally developed software costs	(2,322)	(2,136)
Cash proceeds from sale of assets	458	1
Net cash used in investing activities	(4,884)	(8,617)

Cash flows from financing activities:
Proceeds from revolver borrowings	29,000	—
Repayment of revolver borrowings	(10,000)	—
Repayment of long-term debt and other long-term obligations	(3,347)	(2,496)
Debt issuance costs	—	(612)
Payment of acquisition-related liabilities	—	(18)
Excess tax benefit related to share-based compensation	91	31
Common stock repurchases	(4,416)	(4,017)
Cash dividends paid	(3,382)	(3,340)
Proceeds from exercise of stock options	17	475
Net cash provided by (used in) financing activities	7,963	(9,977)

Effect of exchange rate changes on cash	(135)	(1,148)

Net decrease in cash and cash equivalents	(7,397)	(15,918)
Cash and cash equivalents at beginning of period	27,620	54,226
Cash and cash equivalents at end of period	$20,223	$38,308

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,026	$3,506
Cash paid (recovered) for income taxes, net	603	(2,324)
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements accrued in accounts payable	$4,078	$2,695
Dividends declared	3,407	3,351

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: ACCOUNTING POLICIES, INTERIM FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of Epiq Systems, Inc. and Subsidiaries (“Epiq,” “we,” “our,” “us” or the “Company”) included herein have been prepared by Epiq, without audit, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules. We believe that the disclosures are adequate to enable a reasonable understanding of the information presented. The Condensed Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2015, as amended (“2015 Form 10-K”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Estimates also affect the reported amounts of revenues and expenses during the periods reported. Actual results may differ from those estimates.

In the opinion of the management of Epiq, the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature.

The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results expected for other interim periods or for the full year ending December 31, 2016.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued accounting standard update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting”. Under the new guidance, entities will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. In addition, the guidance eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before companies can recognize them. Under today’s guidance, entities cannot recognize excess tax benefits when an option is exercised or a share vests if the related tax deduction increases a net operating loss carryforward rather than reduces income taxes payable. This guidance also simplifies several other aspects of the accounting for employee share-based payments, including forfeitures, statutory tax withholdings requirements and classification in the statement of cash flow. The guidance is effective for Epiq beginning in the first quarter of fiscal 2017. Early adoption is permitted, but all of the guidance must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustment shall be reflected as of the beginning of the annual period that includes that interim period. We do not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new lease guidance requires that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. Leases would be classified as either Type A leases (generally today’s capital leases) or Type B leases (generally today’s operating leases). For certain leases of assets other than property (for example, equipment, aircraft, cars, trucks), a lessee would classify the lease as a Type A lease and would do the following: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and (2) recognize the unwinding of the discount on the lease liability as interest separately from the amortization of the right-of-use asset. For certain leases of property (that is, land and/or a building or part of a building), a lessee would classify the lease as a Type B lease and would do the following: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and (2) recognize a single lease cost, combining the unwinding of the discount on the lease liability with the amortization of the right-of-use asset, on a straight-line basis. This guidance also provides accounting updates with respect to lessor accounting under a lease arrangement. Historically, we have not engaged in the business of leasing assets to third parties. This new lease guidance is effective for Epiq beginning in the first quarter of fiscal 2019. Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance. Early adoption is permitted for all entities. We are currently assessing the full impact of this new guidance on our consolidated financial position, results of operations and cash flows, however, due to the magnitude of our operating leases and related rent expense, we expect the adoption of this accounting guidance to have a material effect on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance clarifies that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. As a result, compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The new guidance does not require any new or additional disclosures. This guidance was effective for us beginning January 1, 2016 and its adoption did not have a material impact on our Condensed Consolidated Financial Statements.

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

NOTE 2: ACQUISITIONS

On April 30, 2015, we completed the acquisition of Iris Data Services, Inc. (“Iris”).The aggregate purchase consideration was $133.8 million, consisting of $124.7 million in cash consideration and $9.1 million of assumed capital lease obligations of the seller. The cash consideration was funded with existing cash and borrowings under our Credit Agreement (defined in Note 3 to this Condensed Consolidated Financial Statements). Approximately $13.0 million of the cash consideration was placed in escrow for fifteen months after the closing as security for potential future indemnification claims.

Effective January 2016, we completed the integration of Iris into our legacy eDiscovery business within our Technology Segment, and as a result, the determination of Iris’s post-acquisition revenues and operating results for 2016 on a stand-alone basis are impracticable, given the integration of accounting records, including cost centers, customer contracts, the realignment of key personnel and the sharing of property and equipment assets.

During the fourth quarter of 2015, we finalized the purchase price allocation related to the Iris acquisition, and as a result, no allocation adjustments were recorded during the three months ended March 31, 2016. See Note 13 to the Consolidated Financial Statements included in our 2015 Form 10-K for additional information.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The purchase consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. This allocation resulted in goodwill of $73.7 million, all of which was assigned to Epiq’s Technology segment.

(in thousands)	Purchase Price Allocation
Cash and cash equivalents	$197
Accounts receivable	15,208
Other current assets	1,551
Deferred income tax assets	8,484
Property and equipment	10,642
Other long-term assets	246
Intangible assets	34,694
Goodwill	73,676
Total assets acquired	144,698

Accounts payable	4,407
Accrued liabilities	4,837
Deferred revenue	1,689
Deferred income tax liabilities	—
Capital lease obligations	9,061
Total liabilities assumed	19,994

Net assets acquired	$124,704

The fair values of intangible assets acquired were estimated utilizing a discounted cash flow approach, with the assistance of an independent appraisal firm. The intangible assets acquired as part of the Iris acquisition are being amortized over their expected estimated economic benefit period. The fair values consist of the following:

(in thousands)	Fair Value	Useful Life
Customer relationships	$15,400	8 years
Technology	8,400	3 years
Trade name	7,000	10 years
Non-compete agreements	3,894	2 – 5 years
Total	$34,694

Pro Forma Results of Operations

The following table presents the unaudited pro forma combined results of operations of Epiq and Iris for the three months ended March 31, 2015, after giving effect to certain pro forma adjustments including: (i) amortization of acquired intangible assets, (ii) the impact of acquisition-related expenses, and (iii) interest expense adjustment for historical long-term debt of Iris that was repaid and interest expense on additional borrowings by Epiq to fund the acquisition. The operating results of Iris were included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 for the full period.

(in thousands)	Three Months Ended March 31, 2015
Total revenues	$131,914
Net income (loss)	309

The unaudited pro forma financial information presented above assumes that the Iris acquisition occurred on January 1, 2014 and is not necessarily indicative of the actual results that would have occurred had those transactions been completed on that date. Furthermore, it does not reflect the impacts of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma financial information presented above is not necessarily indicative of future results.

NOTE 3: LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	As of March 31, 2016		As of December 31, 2015
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Senior secured term loan due 2020, variable interest rate	$366,301	$(4,988)	$367,213	$(5,264)
Senior secured revolving loan due 2018, variable interest rate	19,000	— (1)	—	— (1)
Capital leases, due various dates from 2016 to 2021	12,073	—	13,326	—
Notes payable, due 2017, 2.20% interest rate	7,136	—	8,303	—
Total obligations	404,510	(4,988)	388,842	(5,264)
Less: Obligations due within one year	11,944	—	12,213	—
Long-term obligations	$392,566	$(4,988)	$376,629	$(5,264)

(1) As of March 31, 2016 and December 31, 2015, we had $1.0 million and $1.1 million, respectively, of unamortized debt issuance costs related to the $100 million senior secured revolving loan commitment that was included in “Other long-term assets, net” in the Condensed Consolidated Balance Sheets.

Credit Agreement

As of March 31, 2016, we have a $475 million senior secured credit facility consisting of a $100 million senior secured revolving loan commitment, maturing in August 2018, and a $375 million amortizing senior secured term loan, maturing in August 2020 (the “Credit Agreement”).

As of March 31, 2016:

•            Borrowings outstanding under the senior secured term loan were subject to an interest rate based on the 0.75% LIBOR floor plus an applicable margin of 3.75% for an aggregate interest rate floor of 4.50%.

•            Borrowings outstanding under the senior secured revolving loan had a weighted average interest rate of 6.1%.

•            We had $0.8 million in letters of credit outstanding that reduce the borrowing capacity under the senior secured revolving loan.

•            We were in compliance with all financial covenants.

Capital Leases

We lease certain property and equipment under capital leases that generally require monthly payments with final maturity dates during various periods through 2021. As of March 31, 2016 our capital leases had a weighted-average interest rate of approximately 4.6%.

Notes Payable

In November 2014 we entered into a note payable related to a software license and maintenance agreement that bears interest of approximately 2.20% and is payable quarterly through September 2017.

NOTE 4: EQUITY

Share Repurchases

We have a policy that requires us to repurchase shares of our common stock to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options and, at the participant’s election, shares of common stock surrendered to us for satisfaction of the exercise price of stock options.

During the three months ended March 31, 2016 and 2015, we repurchased 347,908 shares of common stock for $4.4 million and 219,737 shares of common stock for $4.0 million, respectively. Additionally, during the three months ended March 31, 2016 and 2015, shares of common stock surrendered to us to satisfy the exercise price of stock options were 40,308 and 1,889, respectively.

Dividends

On February 25, 2016, the board of directors (the “Board”) of Epiq declared a cash dividend of $0.09 per outstanding share of common stock payable to shareholders of record as of the close of business on April 4, 2016 and on May 2, 2016, we paid an aggregate $3.4 million to holders of our common stock on account of such dividends.

On April 28, 2016, the Board declared a cash dividend of $0.09 per outstanding share of common stock payable on July 5, 2016 to shareholders of record as of the close of business on May 23, 2016.

The aggregate amount of the dividends declared during the three months ended March 31, 2016 and 2015 was $3.4 million in each period, or $0.09 per share of common stock. During the three months ended March 31, 2016 and 2015, we paid cash dividends of $3.4 million and $3.3 million, respectively

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss (in thousands):

	Three Months Ended March 31,
	2016	2015
Foreign currency translation adjustments
Balance at beginning of period	$(5,161)	$(2,952)
Other comprehensive loss, net of tax	(356)	(2,335)
Balance at end of period	$(5,517)	$(5,287)

Unrealized loss on cash flow hedges
Balance at beginning of period	$(2,788)	$(1,410)
Other comprehensive loss, net of tax	(1,003)	(696)
Balance at end of period	$(3,791)	$(2,106)

There were no reclassifications of amounts from Accumulated other comprehensive loss into the Condensed Consolidated Statements of Operations during the three months ended March 31, 2016 and 2015.

NOTE 5: EARNINGS PER SHARE

Basic earnings per common share is computed on the basis of weighted-average outstanding shares of common stock. Diluted earnings per common share is computed on the basis of basic weighted-average outstanding common shares adjusted for the dilutive effect, if any, of dilutive securities which included outstanding stock options and nonvested restricted stock awards.

The following table summarizes basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(65)	$1,733

Weighted-average common shares outstanding:
Basic common shares	37,068	36,281
Effect of dilutive securities	—	633
Diluted common shares	37,068	36,914
Net income (loss) per common share:
Basic net income (loss) per common share	$—	$0.05
Diluted net income (loss) per common share	$—	$0.05

Potentially dilutive shares excluded from the calculation:
Stock options and nonvested shares excluded as their inclusion would be anti-dilutive	2,453	137

NOTE 6: FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value, in thousands, measured on a recurring basis as of March 31, 2016 and December 31, 2015 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using significant other observable inputs. Level 3 includes fair values estimated using significant non-observable inputs. An asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

		Fair Value Measurements
	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2016:
Liabilities:
Interest rate swap	$4,859	$—	$4,859	$—

December 31, 2015:
Liabilities:
Interest rate swap	$3,856	$—	$3,856	$—

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

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, short-term investments, receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. As of March 31, 2016 and December 31, 2015, the amounts outstanding under both our credit facility and notes payable approximated fair value due to the borrowing rates currently available to us for debt with similar terms and are classified as Level 2.

NOTE 7: INCOME TAXES

The locations where we generate pretax income (or loss) have a significant effect on our consolidated effective tax rate. We estimate that our pretax income incurred in the United States will be subject to a combined statutory federal and state tax rate of approximate 41%, while our pretax income (or loss) incurred in foreign income tax jurisdictions will be subject to a combined statutory tax rate of approximately 21%, primarily driven by our expected pretax income in Europe.

We calculate our provision for income taxes during the interim periods by applying an estimate of the effective tax rate for the full fiscal year to consolidated ordinary pretax income (or loss) for the reporting period. We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring items including changes in judgment about valuation allowances, and the effects of changes in tax laws or income tax rates, in the interim period in which they occur. In addition, material jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion combined with the tax impact of recording certain discrete items could result in a higher or lower effective tax rate during a particular interim period than the estimated annual effective tax rate anticipated for the year.

As of March 31, 2016 and December 31, 2015, we have recorded a valuation allowance against net deferred tax assets recognized in the United States, including net operating loss carryforwards. Our Condensed Consolidated Balance Sheet includes a deferred tax liability that relates to certain indefinite-lived intangibles which we are amortizing for tax purposes. Since the reversal of this deferred tax liability is not determinable, our 34.6% estimated annual effective tax rate includes approximately $4.5 million tax expense related to this amortization.

NOTE 8: SHARE-BASED COMPENSATION

Share-based Compensation Expense

The following table presents total share-based compensation expense (in thousands):

	Three Months Ended March 31,
	2016	2015
Direct cost of services	$118	$89
Selling, general and administrative expense	2,398	1,532
Total share-based compensation expense	$2,516	$1,621

Nonvested Restricted Stock Awards

A summary of nonvested restricted stock activity is presented in the table below (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	709	$17.00
Granted	757	12.56
Vested	(913)	13.65
Forfeited/Canceled	(18)	16.48
Nonvested at March 31, 2016	535	16.46

The fair value of nonvested restricted stock awards is based on the closing market price of our common stock on the date of grant. Nonvested restricted stock entitles the holder to shares of unrestricted common stock upon vesting.

As of March 31, 2016, total unrecognized compensation expense related to unvested restricted stock awards was $6.6 million and will be recognized over a weighted-average period of approximately 1.7 years.

Performance-based Restricted Stock Awards

In March 2016, we granted 20,000 shares of performance-based restricted stock to a senior management employee (“2016 Management Performance RSA”). The 2016 Management Performance RSA is earned based upon the achievement of certain segment level financial performance criteria for the calendar year ending December 31, 2016.

In February 2015, we granted an aggregate of 320,000 shares of performance-based restricted stock awards to executive officers of Epiq (the “2015 Executive Officer Performance RSAs”). The 2015 Executive Officer Performance RSAs were earned based upon the achievement of certain financial performance criteria of Epiq for the year ended December 31, 2015 and required certification by the compensation committee of the Board (the “Compensation Committee”). On January 28, 2016, the Compensation Committee certified that the performance conditions with respect to all of the 2015 Executive Officer Performance RSAs were achieved, and according to the terms of the underlying award agreements, awards representing 140,000 shares of common stock vested on February 22, 2016. The remaining 180,000 of 2015 Executive Officer Performance RSAs are scheduled to vest, subject to continuing employment, in two equal installments in February 2017 and 2018.

In January 2015, we granted 20,000 shares of performance-based restricted stock to a senior management employee (“2015 Management Performance RSA”). The 2015 Management Performance RSA was earned based upon the achievement of certain segment-level financial performance criteria for the year ended December 31, 2015. In February 2016, one of the performance conditions related to the 2015 Management Performance RSA was certified to be achieved, and restricted stock equal to 10,000 shares of common stock vested. The remaining 10,000 shares were forfeited.

Contingent Restricted Stock Awards

On January 28, 2016, the Compensation Committee approved the grants of service-based and performance-based restricted stock to directors and executive officers (the “Contingent Equity Awards”) of Epiq. These awards are contingent upon the approval by our shareholders of an amendment and restatement of the Epiq Systems, Inc. 2004 Equity Incentive Plan (the “2004 Plan”), which would increase the number of shares of common stock available for awards, and that we are planning to submit for approval at the annual meeting of shareholders for 2016. If shareholder approval is not obtained, the Contingent Equity Awards will automatically convert to cash awards, which will be equal to the number of shares that ultimately vest, depending on level of achievement of certain financial measures, multiplied by the closing stock price of Epiq common stock (as published by NASDAQ Global Markets) on the vest date. As of March 31, 2016, the estimated cash value of the Contingent Equity Awards was $7.4 million. For the three months ended March 31, 2016, we recognized $0.7 million of expense related to the Contingent Equity Awards that is included in “Selling, general and administrative expense” in the Condensed Consolidated Statements of Operations. The expense related to the Contingent Equity Awards is recognized as a cash expense, and therefore is not included in “Share-based Compensation Expense”.

Annual Incentive Awards

During the three months ended March 31, 2016, we granted an aggregate of 717,461 shares of restricted stock to executive officers and employees of Epiq that immediately vested in connection with the payment of 2015 annual incentive compensation. In addition, we plan to pay a portion of the 2016 annual incentive awards to executive officers and employees of Epiq in the form of fully vested common stock (the “2016 Annual Incentive Awards”). Our ability to pay the 2016 Annual Incentive Awards in common stock is contingent upon the approval by our shareholders of the proposed amendment and restatement of the 2004 Plan as described above. If shareholder approval is not obtained, the 2016 Annual Incentive Awards will be paid in cash. For the three months ended March 31, 2016, we have recognized $2.2 million of expense related to the 2016 Annual Incentive Awards. Prior to obtaining shareholder approval as described above, the expense related to the 2016 Annual Incentive Awards is recognized as a cash expense, and therefore is not included in “Share-based Compensation Expense”.

Stock Options

Stock option activity during the three months ended March 31, 2016 was immaterial to the Condensed Consolidated Financial Statements. As of March 31, 2016, unrecognized compensation cost related to unvested stock options was $1.7 million, which will be recognized over a weighted-average period of approximately 2.4 years.

Equity Award Plans

As of March 31, 2016, there were 175,495 and 200,000 remaining shares available for issuance under the 2004 Plan and Epiq Systems, Inc. 2015 Inducement Award Plan, respectively.

NOTE 9: SEGMENT REPORTING

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

The segment performance measure is based on earnings before interest, taxes, depreciation and amortization, certain nonrecurring operating expenses, share-based compensation expense and contingent equity award expense (as described in Note 8 to the Condensed Consolidated Financial Statements). In management’s evaluation of segment performance, certain costs, such as executive management, administrative staff, and other enterprise level expenses including certain information technology, data security and marketing expenses are not allocated by segment and, accordingly, the following reporting segment results do not include such unallocated costs.

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

Following is a summary of segment information (in thousands):

	Three Months Ended March 31, 2016
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$93,257	$38,271	$—	$131,528
Intersegment revenue	269	—	(269)	—
Operating revenues including intersegment revenue	93,526	38,271	(269)	131,528
Reimbursable expenses	562	14,441	—	15,003
Total revenue	94,088	52,712	(269)	146,531
Direct costs, reimbursable expenses, selling, general and administrative expenses	68,271	40,974	(269)	108,976
Segment performance measure	$25,817	$11,738	$—	$37,555
As a percentage of segment operating revenue	28%	31%		29%

	Three Months Ended March 31, 2015
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$70,023	$37,732	$—	$107,755
Intersegment revenue	939	—	(939)	—
Operating revenues including intersegment revenue	70,962	37,732	(939)	107,755
Reimbursable expenses	313	10,960	—	11,273
Total revenue	71,275	48,692	(939)	119,028
Direct costs, reimbursable expenses, selling, general and administrative expenses	53,066	35,988	(939)	88,115
Segment performance measure	$18,209	$12,704	$—	$30,913
As a percentage of segment operating revenue	26%	34%		29%

Following is a reconciliation of the segment performance measure to consolidated income (loss) before income taxes (in thousands):

	Three Months Ended March 31,
	2016	2015
Segment performance measure	$37,555	$30,913
Unallocated expenses	(16,311)	(10,861)
Share-based compensation expense	(2,516)	(1,621)
Depreciation and software and leasehold amortization	(9,534)	(8,765)
Amortization of identifiable intangible assets	(3,774)	(2,685)
Other operating expense	(53)	(137)
Operating income	5,367	6,844
Interest expense, net	(5,375)	(4,225)
Income (loss) before income taxes	$(8)	$2,619

Following are capital expenditures (including software development costs) by segment (in thousands):

	Three Months Ended March 31,
	2016	2015
Capital Expenditures
Technology	$1,644	$2,252
Bankruptcy and Settlement Administration	389	436
Unallocated and corporate	3,309	5,930
Total capital expenditures	$5,342	$8,618

Following are assets by segment (in thousands):

	As of March 31, 2016	As of December 31, 2015
Total Assets
Technology	$473,200	$465,736
Bankruptcy and Settlement Administration	279,601	276,097
Unallocated and corporate	76,623	82,064
Total assets	$829,424	$823,897

Following is total revenue, determined by the location providing the services, by geographical area (in thousands):

	Three Months Ended March 31,
	2016	2015
Total Revenue
United States	$123,084	$101,668
United Kingdom	13,650	13,690
Other countries	9,797	3,670
Total revenue	$146,531	$119,028

Following are long-lived assets, excluding intangible assets, by geographical area (in thousands):

	As of March 31, 2016	As of December 31, 2015
Long-lived assets
United States	$80,049	$84,137
Other countries	9,226	9,549
Total long-lived assets	$89,275	$93,686

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

Villere Litigation

On December 11, 2015, St. Denis J. Villere & Company, L.L.C. (“Villere”) and George Young (the “Plaintiffs”) filed a petition, which was later amended, in the Circuit Court of Jackson County, Missouri (the “Court”) against Epiq and eight of our directors (the “Director Defendants”). The petition, as amended, concerns Villere’s December 7, 2015 purported nomination of six directors, which Epiq rejected, because, among other things, the company argues that Villere was prohibited from nominating directors under the terms of a Director Appointment Agreement, dated November 1, 2014, among Villere, Epiq and the Villere Designee (as defined therein) and that such nomination failed to comply with our amended and restated bylaws (the “Bylaws”). The Plaintiffs’ petition, as amended, includes claims for, among other things: (1) injunctive relief, (2) a declaratory judgement that the purported nomination was proper so that Villere can then submit such nominations for a vote at the company’s annual meeting of shareholders in 2016 (the “2016 Annual Meeting”); (3) a declaratory judgment that Epiq’s Bylaws are either facially invalid or invalid as applied to Villere; and (4) breach of fiduciary duty against the Director Defendants. In its amended petition, Villere abandoned its claim for any monetary damages associated with its breach of fiduciary duty claim. Epiq filed counterclaims on January 13, 2016, against the Plaintiffs, and later amended such counterclaims to include certain clients of Villere (the “Villere Clients”) on whose behalf Villere is purportedly operating. Villere has filed a motion to dismiss such counterclaims against the Villere Clients. After a hearing on April 4, 2016, the Court issued a judgment (the “Judgment”) finding that the Director Appointment Agreement had been terminated by Villere and that Villere could nominate its slate of directors to the company’s Board at its 2016 Annual Meeting. The Court did not rule on certain of Plaintiffs’ claims relative to the alleged breach of fiduciary duties or the validity of Epiq’s Bylaws. The parties have each submitted motions to amend the Judgment. Epiq’s motion to amend is principally to certify the Judgment as final so that Epiq may file an appeal thereof. On April 22, 2016, the Court ruled in favor of Epiq on its motion to amend and denied Plaintiffs’ motion to amend (the “Amended Judgment”). No hearing has yet been scheduled by the Court relative to Epiq’s counterclaims. Both Plaintiffs and Epiq have filed separate notices of appeal of the Amended Judgment with the Missouri Court of Appeals for the Western District. On April 26, 2016, the Plaintiffs filed an application with the Court requesting reimbursement of approximately $2.8 million in attorneys’ fees and other related expenses (the “Fee Application”). Epiq intends to contest the Fee Application vigorously as we believe the Fee Application is legally without merit. At this time, we cannot reasonably predict the outcome of the Fee Application, and as a result, we have not accrued a liability in the Condensed Consolidated Financial Statements as of March 31, 2016.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below, as well as other portions of this Form 10-Q, contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “projected,” “forecasted,” “may,” “estimated,” “goal,” “objective,” “seeks,” and “potential,” and variations of these words and similar expressions or negatives of these words. These forward-looking statements include, but are not limited to, any projection or expectation of earnings, revenue or other financial items; the plans, strategies and objectives of management for future operations; factors that may affect our operating results; effects of current or future economic conditions or performance; industry trends; expectations regarding the current review process of strategic and financial alternatives; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our 2015 Form 10-K, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

Technology provides eDiscovery managed services and technology solutions comprised of consulting, collections and forensics, processing, search and review, production of documents and document review services to companies and law firms. On April 30, 2015, we completed the acquisition of Iris, a leading provider of managed services for the legal profession including electronic discovery and document review. Iris supports Epiq’s strategic plan to offer managed services solutions to its existing global client base within the Technology segment. Effective with and subsequent to the acquisition date, the operating results of Iris are included within the Technology segment. Effective January 2016, we completed the integration of Iris into our legacy eDiscovery business, and as a result, the determination of Iris’s post-acquisition revenues and operating results for 2016 on a stand-alone basis are impracticable, given the integration of accounting records, including cost centers, certain client and vendor contracts, the realignment of key personnel and the sharing of property and equipment assets.

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

We work in niche, specialty areas which require deep subject matter expertise—such as litigation, investigations, bankruptcy, mergers and acquisitions, mass tort, data breach, settlements and class action—which have distinctive practices and requirements. Technology alone is insufficient to bring about a successful outcome on a sophisticated client matter; it is the application of the technology combined with the expertise of our staff that creates superior value for our client. We have a worldwide team of executives, client services specialists and technical consultants on whom clients rely for expert advice—whether delivered at the client’s site or from one of our global office locations.

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

Strategic and Financial Review

On September 18, 2014, the Company and its Board announced the commencement of a process to explore a full range of strategic and financial alternatives, which may include among other things, acquisitions, divestitures, or a going-private or recapitalization transaction, in order to determine a course of action that is in the best interest of all shareholders. There can be no assurance that the strategic review will result in the consummation of a transaction. We incurred $2.3 million and $1.0 million of strategic and financial review expenses during the three months ended March 31, 2016 and 2015, respectively.

Results of Operations for the Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

The following provides information relevant to understanding our consolidated results of operations. Also see our discussion of segment results in the Results of Operations by Segment section below.

Consolidated Results of Operations

	Three Months Ended March 31,
Amounts in thousands	2016	2015	$ Change	% Change
Operating revenue	$131,528	$107,755	$23,773	22%
Reimbursable expenses	15,003	11,273	3,730	33%
Total revenue	146,531	119,028	27,503	23%
Direct costs of operating revenue (exclusive of depreciation and amortization shown separately below)	65,153	51,029	14,124	28%
Reimbursable expenses	14,908	10,504	4,404	42%
Selling, general and administrative expense	47,742	39,064	8,678	22%
Depreciation and software and leasehold amortization	9,534	8,765	769	9%
Amortization of identifiable intangible assets	3,774	2,685	1,089	41%
Other operating expense	53	137	(84)	(61)%
Total operating expense	141,164	112,184	28,980	26%
Operating income	5,367	6,844	(1,477)	(22)%
Interest expense (income)
Interest expense	5,408	4,229	1,179	28%
Interest income	(33)	(4)	(29)	(725)%
Net interest expense	5,375	4,225	1,150	27%
Income (loss) before income taxes	(8)	2,619	(2,627)	(100)%
Income tax expense	57	886	(829)	(94)%
Net income (loss)	$(65)	$1,733	$(1,798)	(104)%

Consolidated Revenue

Operating revenue increased $23.7 million, or 22%, to $131.5 million during the three months ended March 31, 2016 from $107.8 million during the three months ended March 31, 2015. This change is composed of an increase of $23.2 million in the Technology segment and an increase of $0.5 million in the Bankruptcy and Settlement Administration segment. Refer to the subsequent Results of Operations by Segment for additional information.

Our total revenue includes reimbursable expenses, such as postage related to notification services. Although reimbursable expenses may fluctuate significantly from period to period, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.

Consolidated Operating Expense

Direct cost of operating revenue (exclusive of depreciation and amortization expense), increased $14.2 million, or 28%, to $65.2 million during the three months ended March 31, 2016 from $51.0 million during the three months ended March 31, 2015. This was primarily due to an increase of $6.8 million in compensation costs, including an increase of $4.3 million related to project-based attorneys in our Technology segment who perform document review services, an increase of $3.8 million in production costs primarily related to software licenses and data center costs in our Technology segment and an increase of $3.0 million in direct costs primarily related to legal notification, legal claims advertising expenses and other production costs in our Bankruptcy and Settlement Administration Segment.

Reimbursable expenses increased $4.4 million, or 42%, during the three months ended March 31, 2016 to $14.9 million from $10.5 million during the three months ended March 31, 2015. This corresponds to the increase in reimbursable expenses revenue and is primarily due to higher postage volumes.

Selling, general and administrative expense increased $8.6 million, or 22%, to $47.7 million during the three months ended March 31, 2016 from $39.1 million during the three months ended March 31, 2015. This was primarily due to an increase of $5.0 million in salaries and benefits, an increase of $1.6 million in sales commission expense, an increase of $1.3 million in expenses related to the strategic and financial review process, an increase of $0.6 million in adverting expense and an increase of $0.4 million in travel and entertainment expense. Other selling, general and administrative expenses increased by $0.6 million. These increases were offset by a decrease of $0.9 million in postemployment benefits primarily related to employee severance charges.

Depreciation and software and leasehold amortization increased $0.7 million, or 8%, to $9.5 million during the three months ended March 31, 2016 from $8.8 million during the three months ended March 31, 2015. This increase was primarily related to the property and equipment acquired in connection with the Iris acquisition.

Amortization of identifiable intangible assets increased $1.1 million, or 41%, to $3.8 million during the three months ended March 31, 2016 from $2.7 million during the three months ended March 31, 2015. This increase was primarily related to amortization of intangible assets acquired in connection with Iris.

Consolidated Interest Expense

Interest expense increased $1.2 million, or 29%, to $5.4 million for the three months ended March 31, 2016, from $4.2 million for the three months ended March 31, 2015. The increase was primarily due to higher principal amount of debt outstanding during the three months ended March 31, 2016 compared to the same period of 2015 to fund the acquisition of Iris.

Consolidated Income Taxes

Our effective tax rate is impacted by the jurisdictions where our pretax income (or loss) is generated and the level of pretax income (or loss) generated during the interim period compared to the fiscal year forecast. As our consolidated pretax income (or loss) approaches breakeven, our consolidated effective tax rate becomes noncustomary.

For the three months ended March 31, 2016, we recognized income tax expense of $0.1 million compared to $0.9 million for the three months ended March 31, 2015. This decrease in income tax expense was primarily the result of a decrease in consolidated pretax income, the impact of changes in mix of pretax income and losses in the jurisdictions where we operate. For the three months ended March 31, 2016 and March 31, 2015, we incurred a U.S. pretax loss of $6.9 million and $2.2 million, respectively. For the three months ended March 31, 2016 and March 31, 2015, our European operations incurred pretax income of $6.6 million and $4.7 million, respectively. Also contributing to the noncustomary consolidated effective tax rate for the three months ended March 31, 2016 was the recognition of interest expense related to uncertain tax positions as discrete income tax expense.

Results of Operations by Segment

The following segment discussion is presented on a basis consistent with our segment disclosure contained in Note 9 to the Condensed Consolidated Financial Statements. The table below presents revenues, direct costs, selling, general and administrative expenses (including reimbursable expenses), segment performance measure for each of our reportable segments and a reconciliation of the segment performance measure to our consolidated income (loss) before income taxes.

	Three Months Ended March 31,
Amounts in thousands	2016	2015	$ Change	% Change
Operating revenue
Technology	$93,257	$70,023	$23,234	33%
Bankruptcy and Settlement Administration	38,271	37,732	539	1%
Total operating revenue	$131,528	$107,755	$23,773	22%
Reimbursable expenses
Technology	$562	$313	$249	80%
Bankruptcy and Settlement Administration	14,441	10,960	3,481	32%
Total reimbursable expenses	$15,003	$11,273	$3,730	33%
Total revenue
Technology	$93,819	$70,336	$23,483	33%
Bankruptcy and Settlement Administration	52,712	48,692	4,020	8%
Total revenue	$146,531	$119,028	$27,503	23%
Direct costs, reimbursable expenses, selling, general and administrative expenses
Technology	$68,271	$53,066	$15,205	29%
Bankruptcy and Settlement Administration	40,974	35,988	4,986	14%
Intercompany eliminations	(269)	(939)	670	71%
Total direct costs, reimbursable expenses, selling, general and administrative expenses	$108,976	$88,115	$20,861	24%
Segment performance measure
Technology	$25,817	$18,209	$7,608	42%
Bankruptcy and Settlement Administration	11,738	12,704	(966)	(8)%
Total segment performance measure	$37,555	$30,913	$6,642	21%

Segment performance measure as a percentage of segment operating revenue
Technology	28%	26%		2%
Bankruptcy and Settlement Administration	31%	34%		(3)%
Total	29%	29%		—%

	Three Months Ended March 31,
Amounts in thousands	2016	2015	$ Change	% Change
Reconciliation of segment performance measure to consolidated income (loss) before income taxes
Segment performance measure	$37,555	$30,913	$6,642	21%
Unallocated expenses	(16,311)	(10,861)	(5,450)	(50)%
Share-based compensation expense	(2,516)	(1,621)	(895)	(55)%
Depreciation and software and leasehold amortization	(9,534)	(8,765)	(769)	(9)%
Amortization of identifiable intangible assets	(3,774)	(2,685)	(1,089)	(41)%
Other operating expense	(53)	(137)	84	61%
Operating income	5,367	6,844	(1,477)	(22)%
Interest expense, net	(5,375)	(4,225)	(1,150)	(27)%
Income (loss) before income taxes	$(8)	$2,619	$(2,627)	(100)%

Technology Segment

Operating revenue increased $23.3 million, or 33%, to $93.3 million during the three months ended March 31, 2016 from $70.0 million during the three months ended March 31, 2015. This increase was primarily due to an increase of $9.4 million in revenue from electronically stored information (“ESI”) services in North America primarily as the result of the impact of the acquisition of Iris in April 2015, an increase of $8.2 million in North America document review revenue as the result of an increase in billable hours and an increase of $5.7 million in Europe and Asia eDiscovery revenue as the result of growth in both document review and ESI service revenues.

Revenue from reimbursable expenses increased to $0.6 million for the three months ended March 31, 2016 from $0.3 million during the three months ended March 31, 2015, primarily due to an increase in reimbursable third party production costs.

Direct costs, reimbursable expenses and selling, general and administrative expenses increased $15.2 million, or 29%, to $68.3 million during the three months ended March 31, 2016 from $53.1 million during the three months ended March 31, 2015. This was primarily due to an increase of $7.8 million in employee salaries and benefits, including $4.3 million related to project-based attorneys  associated with the increase in document review revenue, an increase of $1.5 million in sales commission expense, an increase in production costs of $3.8 million primarily related to third party software and data center expenses, an increase of $0.9 million in reimbursable direct costs, an increase of $0.6 million in travel and entertainment expense and an increase of $0.3 million in advertising expense. Other miscellaneous selling, general and administrative expenses increased by $0.3 million.

Bankruptcy and Settlement Administration Segment

Operating revenue increased $0.6 million, or 2%, to $38.3 million during the three months ended March 31, 2016 from $37.7 million during the three months ended March 31, 2015. This increase was due to an increase of $5.2 million in revenue from our settlement administration business, primarily related to data breach response services, partially offset by a decrease of $4.7 million in revenue from bankruptcy related services caused by lower levels of active matters in our corporate restructuring service line, including the substantial completion of a claims administration engagement during the fourth quarter of 2015 and a decrease in revenue from our AACER bankruptcy services.

Revenue from reimbursable expenses increased $3.4 million, or 31%, to $14.4 million during the three months ended March 31, 2016 from $11.0 million during the three months ended March 31, 2015, primarily due to an increase in reimbursable postage costs.

Direct costs, reimbursable expenses and selling, general and administrative expenses increased $5.0 million, or 14%, to $41.0 million during the three months ended March 31, 2016 from $36.0 million during the three months ended March 31, 2015. This was primarily due to an increase of $2.3 million in legal notifications, legal claims advertising costs and other miscellaneous production costs and an increase of $3.5 million in reimbursed expenses, primarily consisting of postage costs for legal notifications and legal claims advertising services. These increases were offset by a $0.4 million decrease in lease expense and $0.4 million decrease in other general and administrative related expenses.

Liquidity and Capital Resources

Overview

We had $20.2 million in cash and cash equivalents as of March 31, 2016, of which $13.2 million was held by our foreign subsidiaries at financial institutions outside of the United States. We consider the earnings of our foreign subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs.  In the event that we decide to repatriate foreign earnings, we would have to adjust the income tax provision in the period when we determine that the earnings will no longer be indefinitely invested outside the United States.

We have historically funded our global operations primarily through cash flows from operations and borrowings under our credit facility. Furthermore, we have historically used cash flows from operations and borrowings under our credit facility to fund our proprietary software product development, fund our capital expenditures, repurchase shares of our common stock, pay dividends and acquire businesses. We have also used cash flows from operations to pay interest and principal payments under our debt agreements.

We believe that our cash balances and other current assets, together with our expected future cash flows provided by operating activities and, as necessary, by utilization of our existing committed and available borrowing capacity under our credit facility, will be sufficient to meet our expected operating and debt service requirements for at least the next 12 months. As we expect to generate positive free cash flow for fiscal year 2016 and beyond, we expect to continue to repay or be able to refinance the amounts outstanding under our credit facility as or before they become due and payable.

Operating Activities

Our operating activities used cash of $10.3 million during the three months ended March 31, 2016. Included in cash used in operating activities was a net loss of $0.1 million which included $16.0 million of non-cash expenses for net contribution to cash flows of $15.9 million related to net income adjusted to exclude non-cash expenses. Cash used in operating activities also included a $26.3 million decrease in cash resulting from net changes in operating assets and liabilities, primarily from a $23.8 million increase in accounts receivables due to an increase of days-sales-outstanding and a decrease of $5.6 million in accounts payable and other liabilities. Other operating assets and liabilities increased operating cash flows $3.1 million. Trade accounts receivable fluctuates from period to period depending on the period to period change in revenue and the timing of revenue and collections. Accounts payable fluctuates from period to period depending on the timing of purchases and payments.

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

Investing Activities

We used cash of $4.9 million and $8.6 million in our investing activities during the three months ended March 31, 2016 and 2015, respectively. We funded purchases of property and equipment, including computer hardware and purchased software of $3.0 million and $6.5 million during the three months ended March 31, 2016 and 2015, respectively. Software development is essential to support certain of our service offerings, and we used cash of $2.3 million and $2.1 million during the three months ended March 31, 2016 and 2015, respectively to fund internal costs related to the development of software. Proceeds from the sale of property and equipment were $0.5 million during the three months ended March 31, 2016.

Financing Activities

During the three months ended March 31, 2016, we had net borrowings of $19.0 million under our senior secured revolving loan, which was primarily used to fund working capital requirements and repaid $0.9 million of principal amounts outstanding under our senior secured term loan. We paid $2.4 million of principal amounts related to other long-term debt obligations, including $1.2 million related to a note payable and $1.2 million related to capital lease obligations. We paid $3.4 million in dividends and used $4.4 million to repurchase shares of common stock to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.

During the three months ended March 31, 2015, we paid $2.5 million of principal amounts related to our debt, including $1.3 million related to our credit facility, $1.1 million related to a note payable and $0.1 million related to capital lease obligations. We paid $0.6 million of debt issuance cost in conjunction with the second amendment to our Credit Agreement. We paid $3.3 million in dividends and used $4.0 million to repurchase shares of common stock to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and certain stock option exercises. Cash proceeds from the exercise of stock options were $0.5 million.

Credit Agreement

As of March 31, 2016, we have a $475 million senior secured credit facility, consisting of a $100 million senior secured revolving loan, maturing in August 2018, and a $375 million amortizing senior secured term loan, maturing in August 2020. The credit facility is secured by liens on our real property and a significant portion of our personal property. Subject to securing additional commitments from financial institutions and compliance with the covenants specified in the Credit Agreement, our Credit Agreement also provides a remaining $125 million uncommitted accordion for access to incremental capital (the “Accordion”). The Accordion provides for increasing the senior secured term loan up to $500 million and/or increasing the total capacity under the senior secured revolving loan commitment up to a maximum of $200 million with the aggregate total increase in the term loan and revolving loans not to exceed $200 million and the aggregate total not to exceed $600 million.

In addition, the Credit Agreement requires certain annual mandatory prepayments based on a percentage of excess cash flow when the net leverage ratio exceeds 2.75 to 1.00. Excess cash flow, as defined in the Credit Agreement, consists of Consolidated EBITDA (as defined in the Credit Agreement) adjusted for capital expenditures, changes in working capital, interest paid, income taxes paid, principal payments, dividends and certain acquisition-related obligations. Any prepayments reduce proportionately borrowings outstanding under the senior secured term loan and senior secured revolving loan.

The Credit Agreement contains a net leverage ratio (as defined in the Credit Agreement) covenant which is not permitted to exceed 4.50 to 1.00 as well as other customary covenants related to limitations on (i) creating liens, debt, guarantees or other contingent obligations, (ii) engaging in mergers, acquisitions and consolidations, (iii) prepaying, redeeming or repurchasing subordinated or junior debt, and (iv) engaging in certain transactions with affiliates, in each case, subject to customary exceptions.

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

As of March 31, 2016:

•                  Our borrowings outstanding under the senior secured term loan and senior secured revolving loan were $366.3 million and $19.0 million, respectively.

•                  We had $0.8 million in letters of credit outstanding that reduce the borrowing capacity under the senior secured revolving loan.

•                  Borrowings outstanding under the senior secured term loan were subject to an interest rate based on the 0.75% LIBOR floor plus an applicable margin of 3.75% for an aggregate interest rate floor of 4.50%.

•                  Borrowings outstanding under the senior secured revolving loan had a weighted average interest rate of 6.1%.

•                  We were in compliance with all financial covenants.

Business Acquisition

On April 30, 2015, we completed the acquisition of all of the capital stock of Iris pursuant to the Purchase Agreement dated April 7, 2015. Under the terms of the Purchase Agreement, the aggregate purchase consideration was $133.8 million, consisting of $124.7 million in cash consideration and $9.1 million of assumed capital lease obligations of the seller. The cash consideration was funded with existing cash and borrowings under our Credit Agreement. Approximately $13.0 million of the cash consideration was placed in escrow for fifteen months after the closing as security for potential future indemnification claims.

Dividends

On February 25, 2016, the Board of Epiq declared a cash dividend of $0.09 per outstanding share of common stock payable to shareholders of record as of the close of business on April 4, 2016 and on May 2, 2016, we paid an aggregate $3.4 million to holders of our common stock on account of such dividends.

On April 28, 2016, the Board declared a cash dividend of $0.09 per outstanding share of common stock payable on July 5, 2016 to shareholders of record as of the close of business on May 23, 2016.

The aggregate amount of the dividends declared during the three months ended March 31, 2016 and 2015 was $3.4 million in each period, or $0.09 per share of common stock. During the three months ended March 31, 2016 and 2015, we paid cash dividends of $3.4 million and $3.3 million, respectively.

Critical Accounting Policies and Estimates

We disclose critical accounting policies and estimates that require management to use significant judgment or that require significant estimates in our 2015 Form 10-K. Management regularly reviews the selection and application of our critical accounting policies. There have been no material updates to the critical accounting policies and estimates contained in our 2015 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed include interest rates under our credit facility, fluctuations in short-term interest rates on a portion of our bankruptcy trustee revenue, and foreign exchange rates giving rise to translation.

Interest Rate Risk

Credit Facility

The senior secured term loan under our credit facility bears interest as follows: (1) 2.75% plus prime rate subject to a 1.75% floor; or (2) 3.75% plus one, two, three or six month LIBOR rate subject to a 0.75% LIBOR floor for an aggregate floating rate floor of 4.50%. As of March 31, 2016, all outstanding borrowings under the term loan were based on LIBOR subject to an aggregate floating rate of 4.50%.

The senior secured revolving loan under our credit facility bears interest as follows: (1) for base rate advances, borrowings bear interest at prime rate plus 225 to 325 basis points; and (2) for LIBOR advances, borrowings bear interest at LIBOR plus 325 to 425 basis points. As of March 31, 2016, the weighted-average interest rate for borrowings outstanding under the senior secured revolving was 6.1%.

Based on borrowings outstanding as of March 31, 2016, a hypothetical 100 basis point increase in the prime or LIBOR rates would have increased our annual interest expense by approximately $3.2 million.

Interest Rate Cash Flow Hedge

In April 2014, we entered into a forward interest rate swap effective from August 31, 2015 through August 27, 2020, with a notional amount of approximately $73.7 million equal to the portion of the outstanding amortized principal amount of the senior secured term loan being hedged as of the effective date of the forward interest rate swap. Under the swap, we will pay a fixed amount of interest of 2.81% on the notional amount and the swap counterparty will pay a floating amount of interest based on LIBOR with a one-month designated maturity subject to a floor of 0.75% which is consistent with our obligation under the term loan. The interest rate swap contains a floor of 0.75% to ensure that the one-month LIBOR received on each settlement of the interest rate swap will not be less than our LIBOR floor obligation to lenders of 0.75%. As of March 31, 2016, the notional amount outstanding under the interest rate swap was $73.1 million.

The objective of entering into this interest rate swap was to eliminate the variability of the cash flows in interest payments related to the portion of the debt being hedged. The interest rate swap qualifies as a cash flow hedge and, as such, is being accounted for at estimated fair value with changes in estimated fair value being deferred in accumulated other comprehensive loss until such time as the hedged transaction is recognized in earnings. As of March 31, 2016, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risks of rising interest rates. The fair value of the interest rate swap at March 31, 2016 was a liability of $4.9 million.

Chapter 7 Deposit-based fees

We earn interest rate-based and service fees from our Chapter 7 bankruptcy services. Interest rate-based and service fees are earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients. The interest rate-based fees we earn may vary based on fluctuations in short-term interest rates. As of March 31, 2016, our trustee clients had $1.3 billion of assets placed on deposit with designated financial institutions.

Based on a sensitivity analysis we performed for the three months ended March 31, 2016, a hypothetical 100 basis points movement in short-term interest rates would not have had a material effect on our consolidated balance sheets, results from operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10% strengthening or weakening in the United States dollar relative to foreign currency exchange rates applied to the historical financial statements of our foreign subsidiaries for the three months ended March 31, 2016, which indicated that such a movement would have changed our consolidated net assets and operating income by approximately $5.8 million and $0.7 million, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15-(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2105 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  As permitted by the guidelines established by the SEC, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the operations of Iris, which was acquired on April 30, 2015 and are included in the 2015 consolidated financial statements.  While not included in the internal controls assessment as of December 31, 2015, management continues to implement its standard control framework within the Iris business operations.

We have extended our oversight and monitoring processes that support our internal control over financial reporting to include Iris’ operations. Even though management was not required to perform an evaluation of Iris’ internal control over financial reporting, through our monitoring of such controls during the three months ended March 31, 2016, we became aware of a material weakness relating to appropriate controls over the Iris revenue-related processes, including contract management and billing processes, which were not operating effectively to prevent or detect potential material errors within revenue resulting from Iris’ operations.  A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Significant integration of internal controls over financial reporting for Iris’ operations is complete at this time.   Management continues to implement specific enhancements to controls within the Iris revenue process to mitigate the material weakness discussed above.

Changes in Internal Control Over Financial Reporting

Except as previously disclosed, there have been  no other changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                 Legal Proceedings

For information related to our legal proceedings, see Note 10, Legal Proceedings under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.                        Risk Factors

There have been no material changes in our Risk Factors from those disclosed in our 2015 Form 10-K that was filed with the SEC.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

We have a policy that requires us to purchase shares of our common stock to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options and, at the participant’s election, shares of common stock surrendered to the Company for satisfaction of the exercise price of stock options under the 2004 Plan and the Epiq Systems, Inc. 2015 Inducement Award Plan. During the three months ended March 31, 2016, we purchased shares of our common stock as follows.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 — January 31	108,792	$11.75	—
February 1 — February 29	67,772	12.93	—
March 1 — March 31	211,652	13.39	—
Total	388,216	12.85	—

(1)         Represents shares of common stock surrendered to us by participants under the 2004 Plan to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and the exercise price of stock options.

(2)         The price paid per share was based on the closing trading price of our common stock on the date on which we purchased shares from the participant under the 2004 Plan.

(3)         As of March 31, 2016, there were no share repurchase programs authorized by the Board.

Item 6.         Exhibits

10.1	*†	Executive Employment Agreement, dated January 1, 2016 among Epiq Systems, Inc. and Jayne L. Rothman.

10.2	†

Executive Management Qualified Executive Performance Plan, as amended and restated on January 28, 2016. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2016.

10.3	†

Executive Management Strategic Executive Incentive Plan, as amended and restated on January 28, 2016. Incorporated by reference and previously filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2016.

31.1	*	Certification of the Chief Executive Officer of Epiq Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer of Epiq Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer of Epiq Systems, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*

The following unaudited financial information from Epiq Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiq Systems, Inc.

Date: May 3, 2016	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2016	/s/ Karin-Joyce Tjon Sien Fat
Karin-Joyce Tjon Sien Fat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)