Form 10-Q
period 2016-06-30
EPIQ SYSTEMS INC
filed 2016-08-09
CIK 1027207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

There were 38,126,452 shares of common stock, $0.01 par value, outstanding at July 28, 2016.

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$17,296	$27,620
Trade accounts receivable, net	167,457	140,597
Prepaid expenses	16,536	20,206
Income taxes receivable	8,173	8,421
Other current assets	817	199
Total current assets	210,279	197,043
Long-term Assets:
Property and equipment, net	70,329	77,715
Internally developed software, net	17,375	15,971
Goodwill	476,973	477,479
Other intangible assets, net	37,489	44,943
Other long-term assets	10,112	10,746
Total long-term assets	612,278	626,854
Total Assets	$822,557	$823,897
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$25,298	$28,704
Current maturities of long-term obligations	11,917	12,213
Accrued compensation	16,478	23,977
Client deposits	1,130	3,593
Deferred revenue	3,962	3,669
Dividends payable	3,750	3,599
Other accrued expenses	13,602	9,144
Total current liabilities	76,137	84,899
Long-term Liabilities:
Deferred income taxes	49,891	47,036
Other long-term liabilities	13,974	12,476
Long-term obligations	383,863	371,365
Total long-term liabilities	447,728	430,877
Commitments and contingencies
Equity:
Preferred stock—$1 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value; authorized 100,000,000 shares; issued and outstanding June 30, 2016 — 40,835,651 and 37,944,698 shares, respectively; issued and outstanding December 31, 2015 — 40,835,651 and 37,534,447 shares, respectively	408	408
Additional paid-in capital	297,686	296,324
Accumulated other comprehensive loss	(11,793)	(7,949)
Retained earnings	50,518	62,991
Treasury stock, at cost— 2,890,953 shares and 3,301,204 shares, respectively	(38,127)	(43,653)
Total equity	298,692	308,121
Total Liabilities and Equity	$822,557	$823,897

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Operating revenue	$130,647	$130,557	$262,175	$238,312
Reimbursable expenses	10,097	7,453	25,100	18,726
Total revenue	140,744	138,010	287,275	257,038

Operating Expense:
Direct cost of operating revenue (exclusive of depreciation and amortization shown separately below)	64,216	67,901	129,369	118,930
Reimbursable expenses	9,250	7,290	24,158	17,794
Selling, general and administrative expense	47,299	44,773	95,041	83,837
Depreciation and software and leasehold amortization	10,084	9,498	19,618	18,263
Amortization of identifiable intangible assets	3,680	4,810	7,454	7,495
Impairment of goodwill and identifiable intangible assets	—	1,162	—	1,162
Fair value adjustment to contingent consideration	—	(1,201)	—	(1,201)
Other operating expense	—	2,861	53	2,998
Total operating expense	134,529	137,094	275,693	249,278
Operating income	6,215	916	11,582	7,760

Interest expense (income):
Interest expense	5,458	5,480	10,866	9,709
Interest income	(1)	(1)	(34)	(5)
Net interest expense	5,457	5,479	10,832	9,704

Income (loss) before income taxes	758	(4,563)	750	(1,944)

Income tax expense (benefit)	6,338	(1,322)	6,395	(436)

Net loss	$(5,580)	$(3,241)	$(5,645)	$(1,508)

Net loss per common share:
Basic	$(0.15)	$(0.09)	$(0.15)	$(0.04)
Diluted	$(0.15)	$(0.09)	$(0.15)	$(0.04)
Weighted average common shares outstanding:
Basic	37,432	36,536	37,250	36,409
Diluted	37,432	36,536	37,250	36,409

Cash dividends declared per share of common stock	$0.09	$0.09	$0.18	$0.18

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(5,580)	$(3,241)	$(5,645)	$(1,508)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of $0 tax in all periods	(2,241)	2,308	(2,597)	(27)
Unrealized gains (losses) on derivatives, net of tax expense (benefit) of $0, $107, $0 and $(332), respectively	(244)	148	(1,247)	(548)
Comprehensive loss	$(8,065)	$(785)	$(9,489)	$(2,083)

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	AOCL(1)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2015	40,836	(3,301)	$408	$296,324	$(7,949)	$62,991	$(43,653)	$308,121
Net loss	—	—	—	—	—	(5,645)	—	(5,645)
Other comprehensive loss	—	—	—	—	(3,844)	—	—	(3,844)
Restricted common stock issued under share-based compensation plans	—	780	—	(815)	—	—	10,286	9,471
Stock option exercises	—	9	—	(69)	—	—	116	47
Common stock repurchased under share-based compensation plans	—	(379)	—	—	—	—	(4,876)	(4,876)
Dividends declared ($0.18 per share)	—	—	—	—	—	(6,828)	—	(6,828)
Share-based compensation expense	—	—	—	2,246	—	—	—	2,246
Balance at June 30, 2016	40,836	(2,891)	$408	$297,686	$(11,793)	$50,518	$(38,127)	$298,692

Balance at December 31, 2014	40,836	(4,155)	$408	$294,054	$(4,362)	$88,391	$(53,554)	$324,937
Net loss	—	—	—	—	—	(1,508)	—	(1,508)
Other comprehensive loss	—	—	—	—	(575)	—	—	(575)
Tax benefit from share-based compensation	—	—	—	297	—	—	—	297
Restricted common stock issued under share-based compensation plans	—	770	—	(4,560)	—	—	9,941	5,381
Stock option exercises	—	112	—	(136)	—	—	1,482	1,346
Common stock repurchased under share-based compensation plans	—	(220)	—	—	—	—	(4,017)	(4,017)
Dividends declared ($0.18 per share)	—	—	—	—	—	(6,713)	—	(6,713)
Share-based compensation expense	—	—	—	3,692	—	—	—	3,692
Balance at June 30, 2015	40,836	(3,493)	$408	$293,347	$(4,937)	$80,170	$(46,148)	$322,840

(1)                                 AOCL—Accumulated Other Comprehensive Loss

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2016	2015

Net cash provided by operating activities	$2,873	$27,931

Cash flows from investing activities:
Cash paid for business acquisitions, net of cash acquired	—	(123,649)
Purchase of property and equipment	(8,234)	(11,710)
Internally developed software costs	(4,848)	(4,620)
Cash proceeds from sale of assets	459	108
Net cash used in investing activities	(12,623)	(139,871)

Cash flows from financing activities:
Proceeds from revolver borrowings	31,000	23,000
Repayment of revolver borrowings	(13,000)	(5,000)
Proceeds from borrowings of long-term debt	—	75,000
Repayment of long-term debt and other long-term obligations	(6,343)	(5,357)
Debt issuance costs	—	(1,644)
Payment of acquisition-related liabilities	—	(29)
Excess tax benefit related to share-based compensation	—	390
Common stock repurchases	(4,876)	(4,017)
Cash dividends paid	(6,765)	(6,629)
Proceeds from exercise of stock options	47	1,128
Net cash provided by financing activities	63	76,842

Effect of exchange rate changes on cash	(637)	(212)

Net decrease in cash and cash equivalents	(10,324)	(35,310)
Cash and cash equivalents at beginning of period	27,620	54,226
Cash and cash equivalents at end of period	$17,296	$18,916

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,070	$7,718
Cash paid (recovered) for income taxes, net	1,557	(1,643)
Non-cash investing and financing transactions:
Property, equipment, and leasehold improvements and software development accrued in accounts payable	$5,684	$1,651
Capital expenditures funded by capital lease borrowings	—	1,583
Capital leases assumed	—	9,061
Dividends declared	3,459	3,420

See accompanying Notes to Condensed Consolidated Financial Statements.

EPIQ SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: ACCOUNTING POLICIES, INTERIM FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of Epiq Systems, Inc. and Subsidiaries (“Epiq,” “we,” “our,” “us” or the “Company”) included herein have been prepared by Epiq, without audit, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules. We believe that the disclosures are adequate to enable a reasonable understanding of the information presented. The Condensed Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2015, as amended (“2015 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.

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

The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results expected for other interim periods or for the full year ending December 31, 2016.

Merger Agreement

On July 26, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Document Technologies, LLC, a Georgia limited liability company (“Parent”), and DTI Merger Sub, Inc., a Missouri corporation and a wholly owned subsidiary of Parent (“Merger Sub”), relating to the proposed acquisition of Epiq by OMERS Private Equity, the private equity arm of the OMERS pension plan (“OMERS”), and funds managed by Harvest Partners LP, a leading middle-market private equity fund (“Harvest Partners”).

The Merger Agreement provides that, subject to the terms and conditions thereof, Merger Sub will be merged with and into Epiq, with Epiq continuing as the surviving corporation in the merger, and, at the effective time of the merger each outstanding share of common stock of Epiq (other than shares owned by Epiq, Parent or Merger Sub) will cease to be outstanding and will be converted into the right to receive $16.50 in cash, without interest.

The proposed merger is expected to close in the fourth quarter of 2016, subject to customary closing conditions, including receipt of shareholder and regulatory approvals. The merger requires the affirmative vote of the holders of at least two-thirds of the outstanding shares of Epiq’s common stock entitled to vote on the transaction, which will be sought at a special meeting of Epiq’s shareholders. Each of St. Denis J. Villere & Company, LLC (“Villere”) and P2 Capital Partners, LLC (“P2 Capital”), Epiq’s two largest shareholders, and Epiq’s executive officers and directors who hold shares of common stock, have signed voting support agreements in support of the merger, representing approximately 38% of the total issued and outstanding shares of common stock of Epiq. Consummation of the merger is not subject to a financing condition. There can be no assurance that the merger will be consummated on the expected timeline or at all.

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

NOTE 2: ACQUISITIONS

Acquisition of Iris Data Services, Inc.

On April 30, 2015, we completed the acquisition of Iris Data Services, Inc. (“Iris”).The aggregate purchase consideration was $133.8 million, consisting of $124.7 million in cash consideration (the “Cash Consideration”) and $9.1 million of assumed capital lease obligations of the seller. Of the Cash Consideration, $1.1 million was paid during the second half of 2015 pursuant to certain provisions of the purchase agreement. The Cash Consideration was funded with existing cash and borrowings under our Credit Agreement (defined in Note 3 to these Condensed Consolidated Financial Statements). Approximately $13.0 million of the Cash Consideration was placed in escrow through July 2016 as security for potential future indemnification claims. We have filed claims with the escrow agent for losses incurred primarily related to certain working capital accounts, and as of June 30, 2016, we have not received or recognized any recovery of these losses in the Condensed Consolidated Financial Statements.

Effective January 2016, we completed the integration of Iris into our legacy eDiscovery business within our Technology Segment, and as a result, the determination of Iris’s post-acquisition revenues and operating results for 2016 on a stand-alone basis are impractical, given the integration of accounting records, including cost centers, customer contracts, the realignment of key personnel and the sharing of property and equipment assets.

During the fourth quarter of 2015, we finalized the purchase price allocation related to the Iris acquisition, and as a result, no allocation adjustments were recorded during the six months ended June 30, 2016. See Note 13 to the Consolidated Financial Statements included in our 2015 Form 10-K for additional information.

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

Pro Forma Results of Operations

The following table presents the unaudited pro forma combined results of operations of Epiq and Iris for the three and six months ended June 30, 2015, after giving effect to certain pro forma adjustments including: (i) amortization of acquired intangible assets, (ii) the impact of acquisition-related expenses, and (iii) interest expense adjustment for historical long-term debt of Iris that was repaid and interest expense on additional borrowings by Epiq to fund the acquisition. The operating results of Iris were included in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2016 for the full period.

(in thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Total revenues	$142,345	$274,260
Net loss	(1,687)	(1,348)

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

Disposal of Minus -10 Software, LLC

During the second quarter of 2015, management approved a plan to exit the operating business of Minus -10 Software, LLC (“Minus 10”), and as a result, we recorded impairment charges of $1.0 million and $0.2 million related to intangible assets and goodwill, respectively. In addition, we remeasured the fair value of the contingent consideration obligation related to the acquisition using actual operating results and revised forecasted financial information for Minus 10 for the remainder of the measurement period, and as a result, the fair value of the contingent consideration obligation was reduced to zero, resulting in a non-cash gain of $1.2 million. In August 2015, we sold our 100% equity interest in Minus 10 for an amount immaterial to the Condensed Consolidated Financial Statements. The historical assets and liabilities and operating results of Minus 10 are included in the Bankruptcy and Settlement Administration segment through the date of disposition and are immaterial to the Condensed Consolidated Financial Statements.

NOTE 3: LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	As of June 30, 2016		As of December 31, 2015
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Senior secured term loan due 2020, variable interest rate	$365,388	$(4,723)	$367,213	$(5,264)
Senior secured revolving loan due 2018, variable interest rate	18,000	— (1)	—	— (1)
Capital leases, due various dates from 2016 to 2021	11,152	—	13,326	—
Notes payable, due 2017, 2.20% interest rate	5,963	—	8,303	—
Total obligations	400,503	(4,723)	388,842	(5,264)
Less: Obligations due within one year	11,917	—	12,213	—
Long-term obligations	$388,586	$(4,723)	$376,629	$(5,264)

(1) As of June 30, 2016 and December 31, 2015, we had $0.8 million and $1.1 million, respectively, of unamortized debt issuance costs related to the $100 million senior secured revolving loan commitment that was included in “Other long-term assets, net” in the Condensed Consolidated Balance Sheets.

Credit Agreement

As of June 30, 2016, we had a $475 million senior secured credit facility consisting of a $100 million senior secured revolving loan commitment, maturing in August 2018, and a $375 million amortizing senior secured term loan, maturing in August 2020 (the “Credit Agreement”).

As of June 30, 2016:

•            Borrowings outstanding under the senior secured term loan were subject to an interest rate based on the 0.75% LIBOR floor plus an applicable margin of 3.75% for an aggregate interest rate floor of 4.50%.

•            Borrowings outstanding under the senior secured revolving loan had a weighted average interest rate of 5.0%.

•            We had $0.8 million in letters of credit outstanding that reduce the borrowing capacity under the senior secured revolving loan.

•            We were in compliance with all financial covenants.

Capital Leases

We lease certain property and equipment under capital leases that generally require monthly payments with final maturity dates during various periods through 2021. As of June 30, 2016 our capital leases had a weighted-average interest rate of approximately 4.6%.

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

During the six months ended June 30, 2016 and 2015, we repurchased 378,527 shares of common stock for $4.9 million and 219,737 shares of common stock for $4.0 million, respectively. Additionally, during the six months ended June 30, 2016 and 2015, shares of common stock surrendered to us to satisfy the exercise price of stock options were 40,308 and 1,889, respectively.

Dividends

On April 28, 2016, the board of directors (the “Board”) of Epiq declared a cash dividend of $0.09 per outstanding share of common stock payable to shareholders of record as of the close of business on May 23, 2016, and on July 5, 2016, we paid an aggregate $3.4   million to such shareholders.

The aggregate amount of the dividends declared during the six months ended June 30, 2016 and 2015, was $6.8 million and $6.7 million, respectively, or $0.18 per share of common stock.

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency translation adjustments
Balance at beginning of period	$(5,517)	$(5,287)	$(5,161)	$(2,952)
Other comprehensive income (loss), net of tax	(2,241)	2,308	(2,597)	(27)
Balance at end of period	$(7,758)	$(2,979)	$(7,758)	$(2,979)

Unrealized loss on cash flow hedges
Balance at beginning of period	$(3,791)	$(2,106)	$(2,788)	$(1,410)
Other comprehensive income (loss), net of tax	(244)	148	(1,247)	(548)
Balance at end of period	$(4,035)	$(1,958)	$(4,035)	$(1,958)

There were no reclassifications of amounts from Accumulated other comprehensive loss into the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2016 and 2015.

NOTE 5: EARNINGS PER SHARE

Basic earnings per common share is computed on the basis of weighted-average outstanding shares of common stock. Diluted earnings per common share is computed on the basis of basic weighted-average outstanding common shares adjusted for the dilutive effect, if any, of dilutive securities which includes outstanding stock options and nonvested restricted stock awards.

The following table summarizes basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(5,580)	$(3,241)	$(5,645)	$(1,508)

Weighted-average common shares outstanding:
Basic common shares	37,432	36,536	37,250	36,409
Effect of dilutive securities	—	—	—	—
Diluted common shares	37,432	36,536	37,250	36,409
Net loss per common share:
Basic net loss per common share	$(0.15)	$(0.09)	$(0.15)	$(0.04)
Diluted net loss per common share	$(0.15)	$(0.09)	$(0.15)	$(0.04)

Potentially dilutive shares excluded from the calculation:
Stock options and nonvested shares excluded as their inclusion would be anti-dilutive	2,208	272	2,335	208

NOTE 6: FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value, in thousands, measured on a recurring basis as of June 30, 2016 and December 31, 2015 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using significant other observable inputs. Level 3 includes fair values estimated using significant non-observable inputs. An asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

		Fair Value Measurements
	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2016:
Liabilities:
Interest rate swap	$5,103	$—	$5,103	$—

December 31, 2015:
Liabilities:
Interest rate swap	$3,856	$—	$3,856	$—

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

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, short-term investments, receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. As of June 30, 2016 and December 31, 2015, the amounts outstanding under both our credit facility and notes payable approximated fair value due to the borrowing rates currently available to us for debt with similar terms and are classified as Level 2.

NOTE 7: INCOME TAXES

To calculate our interim financial reporting income tax expense (benefit) we apply an estimated consolidated annual effective income tax rate to year-to-date pretax income (loss).  We exclude material income tax jurisdictions from the estimated consolidated annual effective tax rate that are forecasted to generate annual pretax losses for which no income tax benefit can be recognized due to lack of evidence of future realization of deferred income tax assets. As of June 30, 2016, we forecast that a pretax loss will be incurred in the United Stated for 2016, and as a result, the United States is excluded from the calculation of our estimated consolidated annual effective tax rate for the three and six months ended June 30, 2016. We separately compute our estimated tax expense for the three and six months ended June 30, 2016 in the United States, which is combined with the tax expense computed utilizing our foreign annual effective tax rate to derive the consolidated income tax expense for the three and six months ended June 30, 2016.  In all scenarios, the tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates, are reported in the interim period in which they occur.

We estimate that our pretax income (loss) incurred in the United States will be subject to a combined statutory federal and state tax rate of approximately 41%, while our pretax income (loss) incurred in foreign income tax jurisdictions will be subject to a combined statutory tax rate of approximately 21%, primarily driven by our expected pretax income in Europe.

We utilize the asset and liability method of accounting for income taxes and record deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, and recent financial performance. Based upon our review of all positive and negative evidence, including a three year cumulative pretax book loss in the United States, we concluded that a full valuation allowance should continue to be recorded against our net deferred tax assets in the United States as of June 30, 2016.

Our Condensed Consolidated Balance Sheet includes deferred tax liabilities that are related to certain indefinite-lived intangibles recorded in the United States, which are being amortized for income tax purposes. Since the reversal of these deferred tax liabilities cannot be scheduled against our deferred tax assets, our estimated consolidated annual effective tax rate includes approximately $4.5 million of tax expense related to this amortization.

NOTE 8: SHARE-BASED COMPENSATION

Share-based Compensation Expense

The following table presents total share-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct cost of services	$52	$1,288	$170	$1,377
Selling, general and administrative expense	913	4,017	3,311	5,549
Total share-based compensation expense	$965	$5,305	$3,481	$6,926

Nonvested Restricted Stock Awards

A summary of nonvested restricted stock activity is presented in the table below (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	709	$17.00
Granted	803	12.74
Vested	(986)	13.80
Forfeited/Canceled	(23)	16.35
Nonvested at June 30, 2016	503	16.49

The fair value of nonvested restricted stock awards is based on the closing market price of our common stock on the date of grant. Nonvested restricted stock entitles the holder to shares of unrestricted common stock upon vesting.

As of June 30, 2016, total unrecognized compensation expense related to unvested restricted stock awards was $5.6 million and will be recognized over a weighted-average period of approximately 1.5 years.

Performance-based Restricted Stock Awards

In March 2016, we granted 20,000 shares of performance-based restricted stock to a senior management employee (“2016 Management Performance RSA”). The 2016 Management Performance RSA is earned based upon the achievement of certain segment-level financial performance criteria for the calendar year ending December 31, 2016.

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

Contingent Restricted Stock Awards

On January 28, 2016, the Compensation Committee approved the grants of service-based and performance-based restricted stock to directors and executive officers (the “Contingent Equity Awards”) of Epiq. These awards were contingent upon the approval by our shareholders of an amendment and restatement (the “Plan Amendment”) of the Epiq Systems, Inc. 2004 Equity Incentive Plan (the “2004 Plan”), to increase the number of shares of common stock available for awards by 3,325,000. On July 28, 2016, our shareholders approved the Plan Amendment. If shareholder approval was not obtained, the Contingent Equity Awards would automatically convert to cash awards, in an amount equal to the number of shares that ultimately vest, depending on level of achievement of certain financial measures, multiplied by the closing stock price of Epiq common stock (as published by NASDAQ Global Markets) on the vest date. As of June 30, 2016, the estimated cash value of the Contingent Equity Awards was $7.2 million. For the three and six months ended June 30, 2016, we recognized $0.9 million and $1.5 million of expense, respectively, related to the Contingent Equity Awards, which are included in “Selling, general and administrative expense” in the Condensed Consolidated Statements of Operations. Prior to shareholder approval of the Plan Amendment, and as of June 30, 2016, the expense related to the Contingent Equity Awards is recognized as a cash expense, and therefore is not included in “Share-based Compensation Expense”.

Annual Incentive Awards

During the six months ended June 30, 2016, we granted an aggregate of 717,461 shares of restricted stock to executive officers and employees of Epiq that immediately vested in connection with the payment of 2015 annual incentive compensation awards. In addition, we plan to pay a portion of the 2016 annual incentive awards to executive officers and employees of Epiq in the form of fully vested common stock (the “2016 Annual Incentive Awards”). Our ability to pay the 2016 Annual Incentive Awards in common stock was contingent upon the approval by our shareholders of the Plan Amendment as described above. For the three and six months ended June 30, 2016, we have recognized $2.1 million and $4.4 million of expense, respectively, related to the 2016 Annual Incentive Awards. Prior to obtaining shareholder approval as described above, and as of June 30, 2016, the expense related to the 2016 Annual Incentive Awards is recognized as a cash expense, and therefore is not included in “Share-based Compensation Expense”.

Stock Options

Stock option activity during the six months ended June 30, 2016 was immaterial to the Condensed Consolidated Financial Statements. As of June 30, 2016, unrecognized compensation cost related to unvested stock options was $1.4 million, which will be recognized over a weighted-average period of approximately 2.5 years.

Equity Award Plans

As of June 30, 2016, there were 167,664 shares available for issuance under the 2004 Plan, and on July 28, 2016, our shareholders approved the Plan Amendment as described above, to increase the number of shares of common stock available for awards under the 2004 Plan by 3,325,000. Also, effective July 28, 2016, the Board of Epiq approved the termination of the Epiq Systems, Inc. 2015 Inducement Award Plan (the “2015 Inducement Award Plan”), which had 200,000 shares available for issuance on the termination date.

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

Following is a summary of segment information (in thousands):

	Three Months Ended June 30, 2016
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$96,008	$34,639	$—	$130,647
Intersegment revenue	23	—	(23)	—
Operating revenues including intersegment revenue	96,031	34,639	(23)	130,647
Reimbursable expenses	867	9,230	—	10,097
Total revenue	96,898	43,869	(23)	140,744
Direct costs, reimbursable expenses, selling, general and administrative expenses	67,677	33,850	(23)	101,504
Segment performance measure	$29,221	$10,019	$—	$39,240
As a percentage of segment operating revenue	30%	29%		30%

	Three Months Ended June 30, 2015
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$93,159	$37,398	$—	$130,557
Intersegment revenue	168	—	(168)	—
Operating revenues including intersegment revenue	93,327	37,398	(168)	130,557
Reimbursable expenses	309	7,144	—	7,453
Total revenue	93,636	44,542	(168)	138,010
Direct costs, reimbursable expenses, selling, general and administrative expenses	69,594	35,065	(168)	104,491
Segment performance measure	$24,042	$9,477	$—	$33,519
As a percentage of segment operating revenue	26%	25%		26%

	Six Months Ended June 30, 2016
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$189,265	$72,910	$—	$262,175
Intersegment revenue	292	—	(292)	—
Operating revenues including intersegment revenue	189,557	72,910	(292)	262,175
Reimbursable expenses	1,429	23,671	—	25,100
Total revenue	190,986	96,581	(292)	287,275
Direct costs, reimbursable expenses, selling, general and administrative expenses	135,948	74,824	(292)	210,480
Segment performance measure	$55,038	$21,757	$—	$76,795
As a percentage of segment operating revenue	29%	30%		29%

	Six Months Ended June 30, 2015
	Technology	Bankruptcy and Settlement Administration	Eliminations	Total
Operating revenue	$163,182	$75,130	$—	$238,312
Intersegment revenue	1,107	—	(1,107)	—
Operating revenues including intersegment revenue	164,289	75,130	(1,107)	238,312
Reimbursable expenses	622	18,104	—	18,726
Total revenue	164,911	93,234	(1,107)	257,038
Direct costs, reimbursable expenses, selling, general and administrative expenses	122,660	71,053	(1,107)	192,606
Segment performance measure	$42,251	$22,181	$—	$64,432
As a percentage of segment operating revenue	26%	30%		27%

Following is a reconciliation of the segment performance measure to consolidated income (loss) before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment performance measure	$39,240	$33,519	$76,795	$64,432
Unallocated corporate expenses	(18,296)	(10,168)	(34,607)	(21,029)
Share-based compensation expense	(965)	(5,305)	(3,481)	(6,926)
Depreciation and software and leasehold amortization	(10,084)	(9,498)	(19,618)	(18,263)
Amortization of identifiable intangible assets	(3,680)	(4,810)	(7,454)	(7,495)
Impairment of goodwill and identifiable intangible assets	—	(1,162)	—	(1,162)
Fair value adjustment to contingent consideration	—	1,201	—	1,201
Other operating expense	—	(2,861)	(53)	(2,998)
Operating income	6,215	916	11,582	7,760
Interest expense, net	(5,457)	(5,479)	(10,832)	(9,704)
Income (loss) before income taxes	$758	$(4,563)	$750	$(1,944)

Following are capital expenditures (including software development costs) by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Capital Expenditures
Technology	$3,270	$3,642	$4,914	$5,894
Bankruptcy and Settlement Administration	657	392	1,046	828
Unallocated and corporate	3,813	3,678	7,122	9,608
Total capital expenditures	$7,740	$7,712	$13,082	$16,330

Following are assets by segment (in thousands):

	As of June 30, 2016	As of December 31, 2015
Total Assets
Technology	$467,748	$465,736
Bankruptcy and Settlement Administration	282,385	276,097
Unallocated and corporate	72,424	82,064
Total assets	$822,557	$823,897

Following is total revenue, determined by the location providing the services, by geographical area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total Revenue
United States	$114,363	$117,865	$237,447	$219,533
United Kingdom	12,476	16,289	26,126	29,979
Other countries	13,905	3,856	23,702	7,526
Total revenue	$140,744	$138,010	$287,275	$257,038

Following are long-lived assets, excluding intangible assets, by geographical area (in thousands):

	As of June 30, 2016	As of December 31, 2015
Long-lived assets
United States	$78,696	$84,137
Other countries	9,008	9,549
Total long-lived assets	$87,704	$93,686

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

Villere Litigation

On December 11, 2015, St. Denis J. Villere & Company, L.L.C. (“Villere”) and George Young (together with Villere, the “Plaintiffs”) filed a petition, which was later amended, in the Circuit Court of Jackson County, Missouri against Epiq and eight of our directors. The petition, as amended, concerned Villere’s December 7, 2015 purported nomination of six directors, which Epiq had rejected.  Following negotiations between Villere and Epiq, on June 6, 2016, Epiq entered into a Director Nomination Agreement with the Plaintiffs and Jeffrey Galgano, Barry LeBlanc and Gregory Share (the “Villere Designees”).  Pursuant to the Director Nomination Agreement, on June 7, 2016, the Plaintiffs and Epiq dismissed with prejudice all claims and counterclaims asserted in the pending litigation, and Epiq agreed to include the Villere Designees as director nominees in Epiq’s proxy statements for the 2016 and 2017 annual meetings. Epiq also agreed to reimburse Villere’s documented out-of-pocket expenses in connection with the litigation incurred prior to the execution of the Director Nomination Agreement in an amount equal to $3.6 million. This amount was paid to Villere in June 2016 and is included in “Selling, general and administrative expense” in the Condensed Consolidated Statements of Operations. Epiq has filed an insurance claim relative to this matter and the settlement thereof.

Shareholder Litigation in Connection with Merger Agreement

On August 2, 2016, a purported shareholder of the Company, on behalf of the public shareholders, filed a putative class action in the Circuit Court of Jackson County, Missouri against the Company, the Company’s directors, DTI Technologies, LLC and DTI Merger Sub, Inc. seeking, among other relief, declaratory and injunctive relief against the Company’s merger with DTI, and damages, costs and fees. The outcome of this lawsuit is uncertain.

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

Technology provides eDiscovery managed services and technology solutions comprised of consulting, collections and forensics, processing, search and review, production of documents and document review services to companies and law firms. On April 30, 2015, we completed the acquisition of Iris, a leading provider of managed services for the legal profession including electronic discovery and document review. Iris supports Epiq’s strategic plan to offer managed services solutions to its existing global client base within the Technology segment. Effective with and subsequent to the acquisition date, the operating results of Iris are included within the Technology segment. Effective January 2016, we completed the integration of Iris into our legacy eDiscovery business, and as a result, the determination of Iris’s post-acquisition revenues and operating results for 2016 on a stand-alone basis are impractical, given the integration of accounting records, including cost centers, certain client and vendor contracts, the realignment of key personnel and the sharing of property and equipment assets.

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

Strategic and Financial Review and Merger Agreement

On September 18, 2014, the Company and its Board announced the commencement of a process to explore a full range of strategic and financial alternatives, including among other things, acquisitions, divestitures, or a going-private or recapitalization transaction, in order to determine a course of action that is in the best interest of all shareholders. There can be no assurance that the strategic review will result in the consummation of a transaction.

On July 26, 2016, in culmination of a comprehensive review of strategic and financial alternatives, we entered into the Merger Agreement, which relates to the proposed acquisition of Epiq by OMERS and Harvest Partners. The Merger Agreement provides that, subject to the terms and conditions thereof, Merger Sub will be merged with and into Epiq, with Epiq continuing as the surviving corporation in the merger, and, at the effective time of the merger each outstanding share of common stock of Epiq (other than shares owned by Epiq, Parent or Merger Sub) will cease to be outstanding and will be converted into the right to receive $16.50 in cash, without interest.

The proposed merger is expected to close in the fourth quarter of 2016, subject to customary closing conditions, including receipt of shareholder and regulatory approvals. The merger requires the affirmative vote of the holders of at least two-thirds of the outstanding shares of Epiq’s common stock entitled to vote on the transaction, which will be sought at a special meeting of Epiq’s shareholders. Villere and P2 Capital, Epiq’s two largest shareholders, and Epiq’s executive officers and directors who hold shares of common stock, have signed voting support agreements in support of the merger, representing approximately 38% of the total issued and outstanding shares of common stock of Epiq. Consummation of the merger is not subject to a financing condition. There can be no assurance that the merger will be consummated on the expected timeline or at all.

We incurred $6.8 million and $1.7 million of strategic and financial review expenses during the six months ended June 30, 2016 and 2015, respectively.

Results of Operations for the Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

The following provides information relevant to understanding our consolidated results of operations. Also see our discussion of segment results in the Results of Operations by Segment section below.

Consolidated Results of Operations

	Three Months Ended June 30,
Amounts in thousands	2016	2015	$ Change	% Change
Operating revenue	$130,647	$130,557	$90	—%
Reimbursable expenses	10,097	7,453	2,644	35%
Total revenue	140,744	138,010	2,734	2%
Direct costs of operating revenue (exclusive of depreciation and amortization shown separately below)	64,216	67,901	(3,685)	(5)%
Reimbursable expenses	9,250	7,290	1,960	27%
Selling, general and administrative expense	47,299	44,773	2,526	6%
Depreciation and software and leasehold amortization	10,084	9,498	586	6%
Amortization of identifiable intangible assets	3,680	4,810	(1,130)	(23)%
Impairment of goodwill and identifiable intangible assets	—	1,162	(1,162)	(100)%
Fair value adjustment to contingent consideration	—	(1,201)	1,201	100%
Other operating expense	—	2,861	(2,861)	(100)%
Total operating expense	134,529	137,094	(2,565)	(2)%
Operating income	6,215	916	5,299	578%
Interest expense (income)
Interest expense	5,458	5,480	(22)	—%
Interest income	(1)	(1)	—	—%
Net interest expense	5,457	5,479	(22)	—%
Income (loss) before income taxes	758	(4,563)	5,321	117%
Income tax expense (benefit)	6,338	(1,322)	7,660	579%
Net loss	$(5,580)	$(3,241)	$(2,339)	(72)%

Consolidated Revenue

Operating revenue was $130.6 million for both the three months ended June 30, 2016 and 2015. Refer to the subsection entitled Results of Operations by Segment for additional information.

Our total revenue includes reimbursable expenses, such as postage related to notification services. Although reimbursable expenses may fluctuate significantly from period to period, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.

Consolidated Operating Expense

Direct cost of operating revenue (exclusive of depreciation and amortization expense), decreased $3.7 million, or 5%, to $64.2 million during the three months ended June 30, 2016 from $67.9 million during the three months ended June 30, 2015. This was primarily due to a decrease of $2.8 million in direct costs primarily related to legal notification, legal claims advertising expenses and other production costs in our Bankruptcy and Settlement Administration Segment, a decrease of $2.4 million in employee salaries and benefits, primarily related to a decrease in operating revenue from global document review services, partially offset by an increase of $1.5 million in production costs primarily related to software licenses and data center costs in our Technology segment.

Reimbursable expenses increased $2.0 million, or 27%, during the three months ended June 30, 2016 to $9.3 million from $7.3 million during the three months ended June 30, 2015. This corresponds to the increase in reimbursable expenses revenue and is primarily due to higher postage volumes.

Selling, general and administrative expense increased $2.5 million, or 6%, to $47.3 million during the three months ended June 30, 2016 from $44.8 million during the three months ended June 30, 2015. This was primarily due to an increase of $3.8 million in expenses related to the strategic and financial review process, an increase of $0.7 million in bad debt expense and an increase of $0.6   million in employee salaries and benefits. These increases were offset by a decrease of $0.9 million in travel and entertainment expense, a decrease of $0.7 million in postemployment benefits primarily related to employee severance charges and an increase of $1.1 million in foreign currency exchange gains related to certain working capital accounts, primarily in our Europe operations.

Depreciation and software and leasehold amortization increased $0.6 million, or 6%, to $10.1 million during the three months ended June 30, 2016 from $9.5 million during the three months ended June 30, 2015. This increase was primarily related to the property and equipment acquired in connection with the Iris acquisition and the printing equipment upgrades used to support our legal claims and notifications services.

Amortization of identifiable intangible assets decreased $1.1 million, or 23%, to $3.7 million during the three months ended June 30, 2016 from $4.8 million during the three months ended June 30, 2015. This decrease was primarily related to certain customer relationship intangible assets that became fully amortized during the second half of 2015, partially offset by the amortization of intangible assets acquired in connection with Iris.

For the three months ended June 30, 2015, there was $1.2 million of expense related to impairment of goodwill and identifiable intangible assets and $1.2 million of income related to the fair value adjustment to contingent consideration, in each case, related to the Minus 10 acquisition. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

For the three months ended June 30, 2015, we incurred $2.9 million of other operating expenses primarily related to expenses incurred in connection with the Iris acquisition.

Consolidated Income Taxes

For the three months ended June 30, 2016, we recognized income tax expense of $6.3 million compared to an income tax benefit of $1.3 million for the three months ended June 30, 2015. This increase in income tax expense was the result of excluding an income tax benefit related to a pretax loss incurred in the United States for which no income tax benefit can be recognized combined with tax expense related to indefinite-lived intangible asset amortization and an increase in foreign tax expense due to an increase in pretax income from our foreign operations.

For both the three and six month periods ended June 30, 2016, we excluded the United States and certain foreign income tax jurisdictions from the consolidated annual effective tax rate calculation as they are forecasted to generate annual pretax losses for which no income tax benefit can be recognized due to lack of evidence of future realization of deferred income tax assets. We separately compute tax expense in these loss jurisdictions. See Note 7 to the Condensed Consolidated Financial Statements for additional information.

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

	Three Months Ended June 30,
Amounts in thousands	2016	2015	$ Change	% Change
Operating revenue
Technology	$96,008	$93,159	$2,849	3%
Bankruptcy and Settlement Administration	34,639	37,398	(2,759)	(7)%
Total operating revenue	$130,647	$130,557	$90	—%
Reimbursable expenses
Technology	$867	$309	$558	181%
Bankruptcy and Settlement Administration	9,230	7,144	2,086	29%
Total reimbursable expenses	$10,097	$7,453	$2,644	35%
Total revenue
Technology	$96,875	$93,468	$3,407	4%
Bankruptcy and Settlement Administration	43,869	44,542	(673)	(2)%
Total revenue	$140,744	$138,010	$2,734	2%
Direct costs, reimbursable expenses, selling, general and administrative expenses
Technology	$67,677	$69,594	$(1,917)	(3)%
Bankruptcy and Settlement Administration	33,850	35,065	(1,215)	(3)%
Intercompany eliminations	(23)	(168)	145	86%
Total direct costs, reimbursable expenses, selling, general and administrative expenses	$101,504	$104,491	$(2,987)	(3)%
Segment performance measure
Technology	$29,221	$24,042	$5,179	22%
Bankruptcy and Settlement Administration	10,019	9,477	542	6%
Total segment performance measure	$39,240	$33,519	$5,721	17%

Segment performance measure as a percentage of segment operating revenue
Technology	30%	26%		4%
Bankruptcy and Settlement Administration	29%	25%		4%
Total	30%	26%		4%

	Three Months Ended June 30,
Amounts in thousands	2016	2015	$ Change	% Change
Reconciliation of segment performance measure to consolidated income (loss) before income taxes
Segment performance measure	$39,240	$33,519	$5,721	17%
Unallocated expenses	(18,296)	(10,168)	(8,128)	(80)%
Share-based compensation expense	(965)	(5,305)	4,340	82%
Depreciation and software and leasehold amortization	(10,084)	(9,498)	(586)	(6)%
Amortization of identifiable intangible assets	(3,680)	(4,810)	1,130	23%
Impairment of goodwill and identifiable intangible assets	—	(1,162)	1,162	100%
Fair value adjustment to contingent consideration	—	1,201	(1,201)	(100)%
Other operating expense	—	(2,861)	2,861	100%
Operating income	6,215	916	5,299	578%
Interest expense, net	(5,457)	(5,479)	22	—%
Income (loss) before income taxes	$758	$(4,563)	$5,321	117%

Technology Segment

Operating revenue increased $2.8 million, or 3%, to $96.0 million during the three months ended June 30, 2016 from $93.2 million during the three months ended June 30, 2015. This increase was primarily due to an increase of $3.7 million in revenue from electronically stored information (“ESI”) services in North America primarily as the result of the impact of the acquisition of Iris in April 2015, an increase of $6.5 million in revenue from ESI services in Europe and Asia as the result of an increase in data volumes, offset by a decrease of $7.4 million in global document revenue caused by a decrease in document review billable hours.

Revenue from reimbursable expenses increased to $0.9 million for the three months ended June 30, 2016 from $0.3 million during the three months ended June 30, 2015, primarily due to an increase in reimbursable third party production costs.

Direct costs, reimbursable expenses and selling, general and administrative expenses decreased $1.9 million, or 3%, to $67.7 million during the three months ended June 30, 2016 from $69.6 million during the three months ended June 30, 2015. This was due to a decrease of $3.5 million in employee salaries and benefits, primarily related to the decrease in operating revenue from document review services and an increase of $1.2 million in foreign currency exchange gains related to certain working capital accounts, primarily in our Europe operations. These decreases were partially offset by an increase in production costs of $1.5 million primarily related to third party software and data center expenses, an increase of $0.7 million in sales commission expense and an increase of $0.6 million in bad debt expense.

Bankruptcy and Settlement Administration Segment

Operating revenue decreased $2.8 million, or 7%, to $34.6 million during the three months ended June 30, 2016 from $37.4 million during the three months ended June 30, 2015. This decrease was primarily due to a decrease of $1.8 million in revenue from bankruptcy related services caused by lower levels of active matters in our corporate restructuring and chapter 7 service lines, a decrease in revenue from our AACER bankruptcy services and a decrease of $1.0 million in revenue from our settlement administration business, primarily related to legal noticing services.

Revenue from reimbursable expenses increased $2.1 million, or 30%, to $9.2 million during the three months ended June 30, 2016 from $7.1 million during the three months ended June 30, 2015, primarily due to an increase in reimbursable postage costs.

Direct costs, reimbursable expenses and selling, general and administrative expenses decreased $1.2 million, or 3%, to $33.9 million during the three months ended June 30, 2016 from $35.1 million during the three months ended June 30, 2015. This was primarily due to a decrease of $2.8 million in legal notifications, legal claims advertising costs and other miscellaneous production costs and a decrease of $0.4 million in salaries and benefits. These decreases were partially offset by an increase of $2.2 million in reimbursed expenses, primarily consisting of postage costs for legal notifications and legal claims advertising services. Other miscellaneous selling, general and administrative expenses decreased by $0.2 million.

Results of Operations for the Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

The following provides information relevant to understanding our consolidated results of operations. Also see our discussion of segment results in the Results of Operations by Segment section below.

Consolidated Results of Operations

	Six Months Ended June 30,
Amounts in thousands	2016	2015	$ Change	% Change
Operating revenue	$262,175	$238,312	$23,863	10%
Reimbursable expenses	25,100	18,726	6,374	34%
Total revenue	287,275	257,038	30,237	12%
Direct costs of operating revenue (exclusive of depreciation and amortization shown separately below)	129,369	118,930	10,439	9%
Reimbursable expenses	24,158	17,794	6,364	36%
Selling, general and administrative expense	95,041	83,837	11,204	13%
Depreciation and software and leasehold amortization	19,618	18,263	1,355	7%
Amortization of identifiable intangible assets	7,454	7,495	(41)	(1)%
Impairment of goodwill and identifiable intangible assets	—	1,162	(1,162)	(100)%
Fair value adjustment to contingent consideration	—	(1,201)	1,201	100%
Other operating expense	53	2,998	(2,945)	(98)%
Total operating expense	275,693	249,278	26,415	11%
Operating income	11,582	7,760	3,822	49%
Interest expense (income)
Interest expense	10,866	9,709	1,157	12%
Interest income	(34)	(5)	(29)	(580)%
Net interest expense	10,832	9,704	1,128	12%
Income (loss) before income taxes	750	(1,944)	2,694	139%
Income tax expense (benefit)	6,395	(436)	6,831	1,567%
Net loss	$(5,645)	$(1,508)	$(4,137)	(274)%

Consolidated Revenue

Operating revenue increased $23.9 million, or 10%, to $262.2 million during the six months ended June 30, 2016 from $238.3 million during the six months ended June 30, 2015. This change is composed of an increase of $26.1 million in the Technology segment, partially offset by a decrease of $2.2 million in the Bankruptcy and Settlement Administration segment. Refer to the subsection entitled Results of Operations by Segment for additional information.

Our total revenue includes reimbursable expenses, such as postage related to notification services. Although reimbursable expenses may fluctuate significantly from period to period, these fluctuations have a minimal effect on our operating income as we realize little or no margin from this revenue.

Consolidated Operating Expense

Direct cost of operating revenue (exclusive of depreciation and amortization expense), increased $10.5 million, or 9%, to $129.4 million during the six months ended June 30, 2016 from $118.9 million during the six months ended June 30, 2015. This was primarily due to an increase of $4.3 million in employee salaries and benefits, an increase of $6.0 million in production costs primarily related to software licenses and data center costs in our Technology segment and an increase of $0.2 million in direct costs primarily related to legal notification, legal claims advertising expenses and other production costs in our Bankruptcy and Settlement Administration Segment.

Reimbursable expenses increased $6.4 million, or 36%, during the six months ended June 30, 2016 to $24.2 million from $17.8 million during the six months ended June 30, 2015. This corresponds to the increase in reimbursable expenses revenue and is primarily due to higher postage volumes.

Selling, general and administrative expense increased $11.2 million, or 13%, to $95.0 million during the six months ended June 30, 2016 from $83.8 million during the six months ended June 30, 2015. This was primarily due to an increase of $5.1 million in expenses related to the strategic and financial review process, an increase of $4.9 million in salaries and benefits, including expense related to equity awards, an increase of $2.2 million in sales commission expense, an increase of $0.9 million in bad debt expense and an increase of $0.8 million in adverting expense. These increases were offset by a decrease of $1.6 million in postemployment benefits primarily related to employee severance charges and a decrease of $0.4 million in travel and entertainment expense. Other selling, general and administrative expense decreased by $0.7 million.

Depreciation and software and leasehold amortization increased $1.3 million, or 7%, to $19.6 million during the six months ended June 30, 2016 from $18.3 million during the six months ended June 30, 2015. This increase was primarily related to the property and equipment acquired in connection with the Iris acquisition and the printing equipment purchased during the second half of 2016 used to support our legal claims and notifications services.

For the six months ended June 30, 2015, there was $1.2 million of expense related to impairment of goodwill and identifiable intangible assets and a $1.2 million of income related to the fair value adjustment to contingent consideration, in each case, related to the Minus 10 acquisition. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

Other operating expenses decreased $2.9 million during the six months ended June 30, 2016 to $0.1 million from $3.0 million during the three months ended June 30, 2015. This decrease was primarily related to acquisition-related expenses incurred in connection with the Iris acquisition.

Consolidated Interest Expense

Interest expense increased $1.2 million, or 12%, to $10.9 million for the six months ended June 30, 2016, from $9.7 million for the six months ended June 30, 2015. The increase was primarily due to higher principal amount of debt outstanding during the six months ended June 30, 2016 compared to the same period of 2015 to fund the acquisition of Iris.

Consolidated Income Taxes

For the six months ended June 30, 2016, we recognized income tax expense of $6.4 million compared to an income tax benefit of $0.4 million for the six months ended June 30, 2015. This increase in income tax expense was the result of excluding an income tax benefit related to a pretax loss incurred in the United States for which no income tax benefit can be recognized combined with tax expense related to indefinite-lived intangible asset amortization and an increase in foreign tax expense due to an increase in pretax income from our foreign operations. See Note 7 to the Condensed Consolidated Financial Statements for additional information.

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

	Six Months Ended June 30,
Amounts in thousands	2016	2015	$ Change	% Change
Operating revenue
Technology	$189,265	$163,182	$26,083	16%
Bankruptcy and Settlement Administration	72,910	75,130	(2,220)	(3)%
Total operating revenue	$262,175	$238,312	$23,863	10%
Reimbursable expenses
Technology	$1,429	$622	$807	130%
Bankruptcy and Settlement Administration	23,671	18,104	5,567	31%
Total reimbursable expenses	$25,100	$18,726	$6,374	34%
Total revenue
Technology	$190,694	$163,804	$26,890	16%
Bankruptcy and Settlement Administration	96,581	93,234	3,347	4%
Total revenue	$287,275	$257,038	$30,237	12%
Direct costs, reimbursable expenses, selling, general and administrative expenses
Technology	$135,948	$122,660	$13,288	11%
Bankruptcy and Settlement Administration	74,824	71,053	3,771	5%
Intercompany eliminations	(292)	(1,107)	815	74%
Total direct costs, reimbursable expenses, selling, general and administrative expenses	$210,480	$192,606	$17,874	9%
Segment performance measure
Technology	$55,038	$42,251	$12,787	30%
Bankruptcy and Settlement Administration	21,757	22,181	(424)	(2)%
Total segment performance measure	$76,795	$64,432	$12,363	19%

Segment performance measure as a percentage of segment operating revenue
Technology	29%	26%		3%
Bankruptcy and Settlement Administration	30%	30%		—%
Total	29%	27%		2%

	Six Months Ended June 30,
Amounts in thousands	2016	2015	$ Change	% Change
Reconciliation of segment performance measure to consolidated income (loss) before income taxes
Segment performance measure	$76,795	$64,432	$12,363	19%
Unallocated expenses	(34,607)	(21,029)	(13,578)	(65)%
Share-based compensation expense	(3,481)	(6,926)	3,445	50%
Depreciation and software and leasehold amortization	(19,618)	(18,263)	(1,355)	(7)%
Amortization of identifiable intangible assets	(7,454)	(7,495)	41	1%
Impairment of goodwill and identifiable intangible assets	—	(1,162)	1,162	100%
Fair value adjustment to contingent consideration	—	1,201	(1,201)	(100)%
Other operating expense	(53)	(2,998)	2,945	98%
Operating income	11,582	7,760	3,822	49%
Interest expense, net	(10,832)	(9,704)	(1,128)	(12)%
Income (loss) before income taxes	$750	$(1,944)	$2,694	139%

Technology Segment

Operating revenue increased $26.1 million, or 16%, to $189.3 million during the six months ended June 30, 2016 from $163.2 million during the six months ended June 30, 2015. This increase was primarily due to an increase of $13.1 million in revenue from ESI services in North America primarily as the result of the impact of the acquisition of Iris in April 2015 and an increase of $13.3 million in revenue from ESI services in Europe and Asia as the result of an increase in data volumes. Operating revenue from global document review services increased by $0.2 million during the six months ended June 30, 2016 compared to the same period of 2015.

Revenue from reimbursable expenses increased to $1.4 million for the six months ended June 30, 2016 from $0.6 million during the six months ended June 30, 2015, primarily due to an increase in reimbursable third party production costs.

Direct costs, reimbursable expenses and selling, general and administrative expenses increased $13.2 million, or 11%, to $135.9 million during the six months ended June 30, 2016 from $122.7 million during the six months ended June 30, 2015. This was primarily due to an increase in production costs of $5.1 million primarily related to third party software and data center expenses, an increase of $4.0 million in employee salaries and benefits, an increase of $2.0 million in sales commission expense, an increase of $0.8 million in bad debt expense, an increase of $0.5 million in reimbursable direct costs, an increase of $0.4 million in travel and entertainment expense and an increase of $0.6 million in advertising expense.

Bankruptcy and Settlement Administration Segment

Operating revenue decreased $2.2 million, or 3%, to $72.9 million during the six months ended June 30, 2016 from $75.1 million during the six months ended June 30, 2015. This decrease was due to a decrease of $6.3 million in revenue from bankruptcy related services caused by lower levels of active matters in our corporate restructuring and chapter 7 service lines and a decrease in revenue from our AACER bankruptcy services, partially offset by an increase of $4.1 million in revenue from our settlement administration business, primarily related to data breach response services.

Revenue from reimbursable expenses increased $5.6 million, or 31%, to $23.7 million during the six months ended June 30, 2016 from $18.1 million during the six months ended June 30, 2015, primarily due to an increase in reimbursable postage costs.

Direct costs, reimbursable expenses and selling, general and administrative expenses increased $3.7 million, or 5%, to $74.8 million during the six months ended June 30, 2016 from $71.1 million during the six months ended June 30, 2015. This was primarily due to an increase of $5.7 million in reimbursed expenses, primarily consisting of postage costs for legal notifications and legal claims advertising services, partially offset by a decrease of $0.7 million in employee salaries and benefits, a decrease of $0.6 million in legal notifications, legal claims advertising costs and other miscellaneous production costs, a decrease of $0.4 million in lease expense and a decrease of $0.3 million in other general and administrative related expenses.

Liquidity and Capital Resources

Overview

We had $17.3 million in cash and cash equivalents as of June 30, 2016, of which $13.3 million was held by our foreign subsidiaries at financial institutions outside of the United States. We consider the earnings of our foreign subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs.  In the event that we decide to repatriate foreign earnings, we would have to adjust the income tax provision in the period when we determine that the earnings will no longer be indefinitely invested outside the United States.

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

We believe that our cash balances and other current assets, together with our expected future cash flows provided by operating activities and, as necessary, by utilization of our existing committed and available borrowing capacity under our credit facility, will be sufficient to meet our expected operating and debt service requirements for at least the next 12 months. As we expect to generate positive operating cash flow for fiscal year 2016 and beyond, we expect to continue to repay or be able to refinance the amounts outstanding under our credit facility as or before they become due and payable.

Operating Activities

Our operating activities provided net cash of $2.9 million during the six months ended June 30, 2016. Included in cash provided by operating activities was a net loss of $5.6 million which included $36.3 million of non-cash expenses for net contribution to cash flows of $30.7 million related to net income adjusted to exclude non-cash expenses. Cash used in operating activities also included a $27.8 million decrease in cash resulting from net changes in operating assets and liabilities, primarily from a $29.4 million increase in accounts receivables due to an increase of days-sales-outstanding and a decrease of $1.3 million in accounts payable and other liabilities. Other operating assets and liabilities increased operating cash flows $2.9 million. Trade accounts receivable fluctuates from period to period depending on the period to period change in revenue and the timing of revenue and collections. Accounts payable fluctuates from period to period depending on the timing of purchases and payments.

Our operating activities provided net cash of $27.9 million during the six months ended June 30, 2015. Included in net cash provided by operating activities was a net loss of $1.5 million which included $37.5 million of non-cash expenses for net contribution to cash flows of $36.0 million related to net income adjusted to exclude non-cash expenses. Cash provided by operating activities also included a $8.1 million decrease in cash resulting from net changes in operating assets and liabilities, primarily from a $15.0 million increase in accounts receivables due to an increase in sequential quarterly revenue as compared to the prior period, offset by a decrease of $3.4 million in accounts payable and other liabilities and a decrease of $2.3 million in customer deposits. Other operating assets and liabilities increased operating cash flows $1.2 million.

Investing Activities

We used cash of $12.6 million and $139.9 million in our investing activities during the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2015, we used $123.6 million to fund the acquisition of Iris. We funded purchases of property and equipment, including computer hardware and purchased software of $8.2 million and $11.7 million during the six months ended June 30, 2016 and 2015, respectively. Software development is essential to support certain of our service offerings, and we used cash of $4.8 million and $4.6 million during the six months ended June 30, 2016 and 2015, respectively to fund internal costs related to the development of software. Proceeds from the sale of property and equipment were $0.4 million and $0.1 million during the six months ended June 30, 2016 and 2015, respectively.

Financing Activities

During the six months ended June 30, 2016, we had net borrowings of $18.0 million under our senior secured revolving loan, which was primarily used to fund working capital requirements and repaid $1.8 million of principal amounts outstanding under our senior secured term loan. We paid $4.5 million of principal amounts related to other long-term debt obligations, including $2.3 million related to a note payable and $2.2 million related to capital lease obligations. We paid $6.8 million in dividends and used $4.9 million to repurchase shares of common stock to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.

During the six months ended June 30, 2015, we had net borrowings of $90.8 million under the Credit Agreement that we incurred primarily to fund the acquisition of Iris. We also paid $3.1 million of principal amounts related to other long-term debt obligations, including $2.3 million related to a note payable and $0.8 million related to capital lease obligations. We paid $1.6 million of debt issuance cost in conjunction with the second and third amendments to the Credit Agreement. We paid $6.6 million in dividends and used $4.0 million to repurchase shares of common stock to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and certain stock option exercises. Cash proceeds from the exercise of stock options were $1.1 million.

Credit Agreement

As of June 30, 2016, we have a $475 million senior secured credit facility, consisting of a $100 million senior secured revolving loan, maturing in August 2018, and a $375 million amortizing senior secured term loan, maturing in August 2020. The credit facility is secured by liens on our real property and a significant portion of our personal property. Subject to securing additional commitments from financial institutions and compliance with the covenants specified in the Credit Agreement, the Credit Agreement also provides a remaining $125 million uncommitted accordion for access to incremental capital (the “Accordion”). The Accordion provides for increasing the senior secured term loan up to $500 million and/or increasing the total capacity under the senior secured revolving loan commitment up to a maximum of $200 million with the aggregate total increase in the term loan and revolving loans not to exceed $200 million and the aggregate total not to exceed $600 million.

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

Under the Credit Agreement, our ability to declare and pay dividends and repurchase securities from equity holders is limited by a requirement that such payments are not to exceed, in the aggregate, 50% of net income, as adjusted, on a cumulative basis for all quarterly periods from the closing date of the credit facility and ending prior to the date of payment or repurchase. Adjustments to Consolidated Net Income (as defined in the Credit Agreement) include among other items, the exclusion of extraordinary items, specified severance costs, cumulative effect of a change in accounting principle, intangible asset amortization and impairment charges, non-cash compensation expense, cumulative effect of foreign currency translations, and gains or losses from discontinued operations. Further, we are not allowed to declare and pay dividends and repurchase securities from equity holders if our net leverage ratio on a pro forma basis would exceed 4.25 to 1.0 or if our pro forma unused capacity on the senior secured revolving loan would be less than $25 million. The amounts outstanding under the credit facility may be accelerated upon the occurrence of an event of default under the Credit Agreement.

As of June 30, 2016:

•                  Our borrowings outstanding under the senior secured term loan and senior secured revolving loan were $365.4 million and $18.0 million, respectively.

•                  We had $0.8 million in letters of credit outstanding that reduce the borrowing capacity under the senior secured revolving loan.

•                  Borrowings outstanding under the senior secured term loan were subject to an interest rate based on the 0.75% LIBOR floor plus an applicable margin of 3.75% for an aggregate interest rate floor of 4.50%.

•      Borrowings outstanding under the senior secured revolving loan had a weighted average interest rate of 5.0%.

•                  We were in compliance with all financial covenants.

Business Acquisition

On April 30, 2015, we completed the acquisition of all of the capital stock of Iris pursuant to the Purchase Agreement dated April 7, 2015. Under the terms of the Purchase Agreement, the aggregate purchase consideration was $133.8 million, consisting of $124.7 million in Cash Consideration and $9.1 million of assumed capital lease obligations of the seller. The Cash Consideration was funded with existing cash and borrowings under the Credit Agreement. Of the Cash Consideration, $1.1 million was paid during the second half of 2015 pursuant to certain provisions of the Purchase Agreement. Approximately $13.0 million of the Cash Consideration was placed in escrow through July 2016 as security for potential future indemnification claims. We have filed claims with the escrow agent for losses incurred primarily related to certain working capital accounts and, as of June 30, 2016, we have not received or recognized any recovery of these losses in the Condensed Consolidated Financial Statements.

Dividends

On April 28, 2016, the Board declared a cash dividend of $0.09 per outstanding share of common stock payable to shareholders of record as of the close of business on May 23, 2016 and on July 5, 2016, we paid an aggregate $3.4 million to such shareholders.

The aggregate amount of the dividends declared during the six months ended June 30, 2016 and 2015, was $6.8 million and $6.7 million, respectively, or $0.18 per share of common stock.

Contractual Obligations and Commitments

Except for the following, there have been no material changes in the contractual obligations and commitments table included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2015 Form 10-K.

•                  In May 2016, we entered into an operating lease related to office space for a document review center in Washington, D.C. There are no cash payments due in 2016, cash payments due in fiscal year 2017, 2018,  2019, 2020 and 2021 and thereafter are $0.8 million, $0.8 million, $0.9 million, $1.0 million and $6.8 million, respectively, for total cash payments of $10.3 million.

•                  In July 2016, we entered into a three year software license and technical support agreement with a third-party vendor. Under this agreement, cash payments of $4.0 million are due in fiscal year 2016, 2017 and 2018 for total cash payments of $12.0 million.

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

Interest Rate Risk

Credit Facility

The senior secured term loan under our credit facility bears interest as follows: (1) 2.75% plus prime rate subject to a 1.75% floor; or (2) 3.75% plus one, two, three or six month LIBOR rate subject to a 0.75% LIBOR floor for an aggregate floating rate floor of 4.50%. As of June 30, 2016, all outstanding borrowings under the term loan were based on LIBOR subject to an aggregate floating rate of 4.5%.

The senior secured revolving loan under our credit facility bears interest as follows: (1) for base rate advances, borrowings bear interest at prime rate plus 225 to 325 basis points; and (2) for LIBOR advances, borrowings bear interest at LIBOR plus 325 to 425 basis points. As of June 30, 2016, the weighted-average interest rate for borrowings outstanding under the senior secured revolving loan was 5.0%.

Based on borrowings outstanding as of June 30, 2016, a hypothetical 100 basis point increase in the prime or LIBOR rates would have increased our annual interest expense by approximately $3.3 million.

Interest Rate Cash Flow Hedge

In April 2014, we entered into a forward interest rate swap effective from August 31, 2015 through August 27, 2020, with a notional amount of approximately $73.7 million equal to the portion of the outstanding amortized principal amount of the senior secured term loan being hedged as of the effective date of the forward interest rate swap. Under the swap, we will pay a fixed amount of interest of 2.81% on the notional amount and the swap counterparty will pay a floating amount of interest based on LIBOR with a one-month designated maturity subject to a floor of 0.75% which is consistent with our obligation under the term loan. The interest rate swap contains a floor of 0.75% to ensure that the one-month LIBOR received on each settlement of the interest rate swap will not be less than our LIBOR floor obligation to lenders of 0.75%. As of June 30, 2016, the notional amount outstanding under the interest rate swap was $72.9 million.

The objective of entering into this interest rate swap was to eliminate the variability of the cash flows in interest payments related to the portion of the debt being hedged. The interest rate swap qualifies as a cash flow hedge and, as such, is being accounted for at estimated fair value with changes in estimated fair value being deferred in accumulated other comprehensive loss until such time as the hedged transaction is recognized in earnings. As of June 30, 2016, the hedge was determined to be highly effective and is expected to continue to be highly effective in mitigating the risks of rising interest rates. The fair value of the interest rate swap at June 30, 2016 was a liability of $5.1 million.

Chapter 7 Deposit-based fees

We earn interest rate-based and service fees from our Chapter 7 bankruptcy services. Interest rate-based and service fees are earned on a percentage of Chapter 7 assets placed on deposit with a designated financial institution by our trustee clients. The interest rate-based fees we earn may vary based on fluctuations in short-term interest rates. As of June 30, 2016, our trustee clients had $1.3 billion of assets placed on deposit with designated financial institutions. Based on the dollar value of trustee clients’ assets placed on deposit as of June 30, 2016, a hypothetical 100 basis points movement in short-term interest rates would not have had a material effect on operating revenue.

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

We performed a sensitivity analysis assuming a hypothetical 10% strengthening or weakening in the United States dollar relative to foreign currency exchange rates applied to the historical financial statements of our foreign subsidiaries for the six months ended June 30, 2016, which indicated that such a movement would have changed our consolidated net assets and operating income by approximately $5.3 million and $1.6 million, respectively.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15-(f) under the Exchange Act. As discussed in Item 4 of our Annual Report on Form 10-K, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  As permitted by the guidelines established by the SEC, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2015 did not include the operations of Iris, which was acquired on April 30, 2015 and are included in the 2015 consolidated financial statements.

As discussed in Item 4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, although management was not required to perform an evaluation of Iris’ internal controls over financial reporting as of December 31, 2015, through our monitoring of the processes that support our internal control over financial reporting, we identified a material weakness in the design and operation of internal controls over Iris’ operations. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to appropriate controls over the processes to report Iris revenue, including contract management and billing processes, which were not designed effectively and not operating effectively to prevent or detect potential material errors within revenue and related accounts resulting from Iris’ operations. During the second quarter of 2016, management continued to implement specific design enhancements to controls within the process to report Iris’ revenue to mitigate the material weakness.

Although remediation activities have not operated for a sufficient period of time to demonstrate their effectiveness, we will continue to monitor and assess such activities to ensure full remediation of the aforementioned material weakness.

Changes in Internal Control Over Financial Reporting

Except as previously disclosed, there have been no other changes in the Company’s internal control over financial reporting during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

We have a policy that requires us to purchase shares of our common stock to satisfy employee tax withholding obligations upon the vesting of restricted stock awards or the exercise of stock options and, at the participant’s election, shares of common stock surrendered to the Company for satisfaction of the exercise price of stock options under the 2004 Plan and 2015 Inducement Award Plan. During the three months ended June 30, 2016, we purchased shares of our common stock as follows.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total $ Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 — April 30	30,619	$15.01	—
May 1 — May 31	—	—	—
June 1 — June 30	—	—	—
Total	30,619		—

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

(3)         As of June 30, 2016, there were no share repurchase programs authorized by the Board.

Item 6.         Exhibits

2.1	†

Agreement and Plan of Merger, dated as of July 26, 2016, by and among Document Technologies, LLC, DTI Merger Sub, Inc. and Epiq Systems, Inc. Incorporated by reference and previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2016.

3.1

Amended and Restated Bylaws of Epiq Systems, Inc., effective June 6, 2016. Incorporated by reference and previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2016.

10.1

Director Nomination Agreement, dated as of June 6, 2016, by and among Epiq Systems, Inc., St. Denis J. Villere & Company, L.L.C. and the other parties thereto. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2016.

10.2	††

2004 Equity Incentive Plan, as amended and restated effective January 1, 2016. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2016.

10.3

Shareholder Support Agreement, dated as of July 26, 2016, between Document Technologies, LLC and St. Denis J. Villere & Company, L.L.C. Incorporated by reference and previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2016.

10.4

Shareholder Support Agreement, dated as of July 26, 2016, between Document Technologies, LLC and P2 Capital Partners, LLC. Incorporated by reference and previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2016.

10.5

Form of D&O Support Agreement, dated as of July 26, 2016, by and among Document Technologies, LLC and each of the Company’s directors and certain officers. Incorporated by reference and previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2016.

10.6	††

Amendment to Executive Employment Agreement, dated as of July 26, 2016, by and between Epiq Systems, Inc. and Tom W. Olofson. Incorporated by reference and previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2016.

10.7	††

Amendment to Executive Employment Agreement, dated as of July 26, 2016, by and between Epiq Systems, Inc. and Brad D. Scott. Incorporated by reference and previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2016.

10.8	††

Amendment to Executive Employment Agreement, dated as of July 26, 2016, by and between Epiq Systems, Inc. and Karin-Joyce Tjon. Incorporated by reference and previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2016.

10.9	*††	Amendment to Executive Employment Agreement, dated as of July 26, 2016, by and between Epiq Systems, Inc. and Jayne L. Rothman.

31.1	*	Certification of the Chief Executive Officer of Epiq Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer of Epiq Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer of Epiq Systems, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*

The following unaudited financial information from Epiq Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes:

(i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

††	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiq Systems, Inc.

Date: August 9, 2016	/s/ Tom W. Olofson
Tom W. Olofson
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	/s/ Karin-Joyce Tjon Sien Fat
Karin-Joyce Tjon Sien Fat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)